Form 10-Q
period 1996-03-31
BANKATLANTIC BANCORP INC
filed 1996-05-14
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission file number 34-027228

                           BankAtlantic Bancorp, Inc.
             (Exact name of registrant as specified in its Charter)

                  Florida                                    65-0507804
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)
       1750 East Sunrise Boulevard
         Ft. Lauderdale, Florida                               33304
(Address of principal executive offices)                     (Zip Code)

                                 (954) 760-5000
              (Registrant's telephone number, including area code)
                                 Not Applicable
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES [X]                                    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.
                                                                 Outstanding at
        Title of Each Class                                       May 13, 1996
        -------------------                                       ------------
Class A Common Stock, par value $0.01 per share                     1,311,803
Class B Common Stock, par value $0.01 per share                    10,616,953

BankAtlantic Bancorp, Inc.


                                TABLE OF CONTENTS




FINANCIAL INFORMATION                                            Page Reference


Financial Statements..................................  .......................


Consolidated Statements of Financial Condition - March 31, 1996
(Unaudited)and December 31, 1995.............................................  1



Consolidated Statements of Operations - Unaudited for the Three
Month Ended March 31, 1996 and 1995..........................................  2



Consolidated Statements of Cash Flows - Unaudited for the Three
Months Ended March 31, 1996 and 1995...................................... 3 - 4



Notes to Consolidated Financial Statements - Unaudited...................  5 - 8


Management's Discussion and Analysis of Results of Operations
and Financial Condition.................................................. 9 - 14




OTHER INFORMATION


Exhibits and Reports on Form 8-K............................................. 15


Signatures................................................................... 16

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   March 31,   December 31,
                                                                                                     1996         1995
                                                                                                     ----         ----
                                                                                                  (Unaudited)
ASSETS
(In thousands, except share data)
Cash and due from depository institutions .....................................................$      61,133 $    69,867
Investment securities-net, held to maturity, at cost which approximates market value ...........      40,537      49,856
Loans receivable, net ..........................................................................     863,348     828,630
Debt securities available for sale, at market value ............................................     559,775     691,803
Accrued interest receivable ....................................................................      13,950      14,553
Real estate owned, net .........................................................................       6,737       6,279
Office properties and equipment, net ...........................................................      42,602      40,954
Federal Home Loan Bank stock, at cost which approximates market value ..........................       8,840      10,089
Mortgage servicing rights ......................................................................      24,450      20,738
Deferred tax asset, net ........................................................................       1,828           0
Cost over fair value of net assets acquired ....................................................      10,517      10,823
Other assets ...................................................................................       9,108       7,097
                                                                                                       -----       -----

TOTAL ASSETS ...................................................................................$  1,642,825 $ 1,750,689
                                                                                                ============ ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits .......................................................................................$  1,323,229 $ 1,300,377
Advances from FHLB .............................................................................      63,485     201,785
Federal funds purchased ........................................................................           0       1,200
Securities sold under agreements to repurchase .................................................      43,881      66,237
Subordinated debentures and note payable .......................................................      21,000      21,001
Drafts payable .................................................................................         546         796
Deferred tax liabilities, net ..................................................................           0         744
Advances by borrowers for taxes and insurance ..................................................      28,918      15,684
Other liabilities ..............................................................................      24,947      22,304
                                                                                                      ------      ------

TOTAL LIABILITIES ..............................................................................   1,506,006   1,630,128
                                                                                                   ---------   ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized:  none issued and outstanding ..           0           0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued and outstanding,
 1,150,000 and 0 share..........................................................................          11           0
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued and outstanding,
 10,592,999 shares..............................................................................         106         106
Additional paid-in capital .....................................................................      64,685      48,905
Retained earnings ..............................................................................      70,003      65,817
                                                                                                      ------      ------
Total stockholders' equity before net unrealized appreciation on debt securities available for
     sale - net of deferred income taxes .......................................................     134,805     114,828
Net unrealized appreciation on debt securities available for sale - net of deferred income taxes       2,014       5,733
                                                                                                       -----       -----
TOTAL STOCKHOLDERS' EQUITY .....................................................................     136,819     120,561
                                                                                                     -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................................$  1,642,825 $ 1,750,689
                                                                                                ============ ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               For the Three Months
(In thousands, except share data)                                                  Ended March 31,
- - ---------------------------------                                                  ---------------
                                                                               1996            1995
                                                                               ----            ----
Interest income:
Interest and fees on loans .........................................   $     20,333    $     15,743
Interest on debt securities available for sale .....................         10,500           1,400
Interest and dividends on investment securities ....................          1,259           3,242
Interest on mortgage-backed securities held to maturity ............              0          10,067
                                                                             ------          ------
Total interest income ..............................................         32,092          30,452
                                                                             ------          ------
Interest expense:
Interest on deposits ...............................................         12,379          10,333
Interest on advances from FHLB .....................................          2,027           1,606
Interest on securities sold under agreements to repurchase .........            718           3,714
Interest on subordinated debentures and other borrowings ...........            496               2
                                                                                ---          ------
Total interest expense .............................................         15,620          15,655
                                                                             ------          ------
Net interest income ................................................         16,472          14,797
Provision for loan losses ..........................................            940             176
                                                                                ---             ---
Net interest income after provision for loan losses ................         15,532          14,621
                                                                             ------          ------
Non-interest income:
Loan servicing and other loan fees .................................            838             975
Gains on sales of loans originated for resale ......................            164              65
Unrealized gains on trading account securities .....................              0             310
Gains on sales of debt securities available for sale ...............          2,292               0
Other ..............................................................          3,540           2,631
                                                                              -----           -----
Total non-interest income ..........................................          6,834           3,981
                                                                              -----           -----
Non-interest expense:
Employee compensation and benefits .................................          7,368           6,544
Occupancy and equipment ............................................          2,785           2,594
Federal insurance premium ..........................................            591             687
Advertising and promotion ..........................................            507             612
Foreclosed asset activity, net .....................................           (162)         (1,163)
Amortization of cost over fair value of net assets acquired ........            306             204
Other ..............................................................          3,120           2,397
                                                                              -----           -----
Total non-interest expense .........................................         14,515          11,875
                                                                             ------          ------
Income before income taxes .........................................          7,851           6,727
Provision for income taxes .........................................          3,141           2,346
                                                                              -----           -----
Net income .........................................................          4,710           4,381
Dividends on non-cumulative preferred stock ........................              0             220
                                                                              -----             ---
Net income available for common stockholders .......................   $      4,710    $      4,161
                                                                       ============    ============
Income per common and common equivalent share ......................   $       0.42    $       0.39
Income per common and common equivalent share assuming full dilution   $       0.42    $       0.39
                                                                       ============    ============
Weighted average number of common and common
  equivalent shares outstanding ....................................     11,292,320      10,571,570
Weighted average number of common and common
   equivalent shares outstanding assuming full dilution ............     11,327,570      10,571,570


See Notes to Consolidated Financial Statements - Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                   ---------------
OPERATING ACTIVITIES:                                                              1996        1995
                                                                                   ----        ----
Net income ..................................................................   $  4,710   $   4,381
Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
Provision for loan losses ...................................................        940         176
Provision for (reversal of) losses on real estate owned .....................          0      (1,000)
Depreciation ................................................................        858         786
Amortization of  mortgage servicing rights ..................................      1,500       1,015
Increase (decrease)  in deferred income taxes ...............................       (297)        175
Net amortization (accretion) of securities ..................................          5        (275)
Net amortization of deferred loan origination fees ..........................       (285)       (223)
Unrealized gains on trading account securites................................          0        (310)
Gains on sales of real estate owned .........................................       (149)       (136)
Gains on sales of debt securities available for sale ........................     (2,292)          0
Net loss on disposal of property and equipment ..............................         71           0
Proceeds from loans originated for resale ...................................     15,345       4,636
Fundings of loans for resale ................................................    (12,449)     (6,530)
Gains on sales of loans originated for resale ...............................       (164)        (65)
Provision for (recovery from) tax certificate losses ........................        125         (92)
Amortization of dealer reserve ..............................................        593         591
Amortization of cost over fair value of net assets acquired .................        306         204
Net accretion of purchase accounting adjustments ............................        (68)        (89)
Amortization of  borrowings deferred costs ..................................         26           0
Decrease (increase) in accrued interest receivable ..........................        603         (73)
(Increase) decrease in other assets .........................................     (2,344)      1,404
Increase in other liabilities ...............................................      2,585       1,783
Decrease in drafts payable ..................................................       (250)        (14)
                                                                                    ----         ---
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................      9,369       6,344
                                                                                   -----       -----
INVESTING ACTIVITIES:
Proceeds from redemption  of investment securities ..........................      9,414      31,017
Purchase of investment securities ...........................................       (220)    (11,811)
Proceeds from sale of debt securities available for sale ....................     75,394           0
Proceeds from sale of FHLB stock ............................................      1,249           0
Principal reduction on loans ................................................    132,570      87,207
Loan fundings for portfolio .................................................   (169,172)   (121,192)
Loans purchased .............................................................     (2,237)          0
Principal collected on mortgage-backed securities ...........................          0      21,137
Principal collected on debt securities available for sale ...................     52,942       3,333
Mortgage-backed securities purchased ........................................          0     (75,262)
Additions to dealer reserve .................................................       (356)       (562)
Proceeds from sales of real estate owned ....................................        548       2,533
Mortgage servicing rights acquired ..........................................     (5,212)     (1,166)
Repayment of advances to joint ventures .....................................          0       1,239
Additions to office property and equipment ..................................     (2,577)       (515)
Purchase of MegaBank, net of cash acquired ..................................          0     (14,733)
                                                                                  ------     -------
NET CASH USED BY INVESTING ACTIVITIES .......................................     92,343     (78,775)
                                                                                  ------     -------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                        (Continued)

CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                    (CONTINUED)


                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                                        1996          1995
                                                                                        ----          ----
FINANCING ACTIVITIES:
Net increase in deposits .........................................................   $  12,345   $        8
Interest credited to deposits ....................................................      10,507        9,023
Repayments of FHLB advances ......................................................    (325,270)    (162,050)
Proceeds from FHLB advances ......................................................     186,970      115,000
Net increase  (decrease) in securities sold under agreements to repurchase .......     (22,356)      89,583
Net decrease in federal funds purchased ..........................................      (1,200)           0
Proceeds from  note payable ......................................................           0        4,000
Repayment of note payable ........................................................          (1)           0
Issuance of common stock, net ....................................................      15,791            0
Receipts of advances by borrowers for taxes and insurance ........................      13,234       13,291
Preferred stock dividends paid ...................................................           0         (220)
Common stock dividends paid ......................................................        (466)        (398)
                                                                                          ----         ----
NET CASH PROVIDED  BY FINANCING ACTIVITIES .......................................    (110,446)      68,237
                                                                                      --------       ------
DECREASE  IN CASH AND CASH EQUIVALENTS ...........................................      (8,734)      (4,194)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................      69,867       55,980
                                                                                        ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $  61,133   $   51,786
                                                                                     =========   ==========

SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings ......................................................   $  15,176   $   14,907
Income taxes paid ................................................................           0        1,100
Loans transferred to real estate owned ...........................................         856          539
Loan charge-offs .................................................................       1,854          982
Tax certificate net recoveries ...................................................         142           16
Common stock dividend declared and not paid until April ..........................         524          398
Change in net unrealized appreciation on debt securities available for sale ......      (6,055)       1,473
Change in deferred taxes on net unrealized appreciation on debt securities
  available for sale .............................................................      (2,336)         568
Change in stockholders' equity from net unrealized appreciation on debt securities
  available for sale, less related deferred income taxes .........................      (3,719)         905
                                                                                        ======          ===


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

BankAtlantic Bancorp, Inc.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   PRESENTATION OF INTERIM FINANCIAL STATEMENTS

    BankAtlantic Bancorp, Inc. ("BBC") is a unitary savings bank holding company. BBC's primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary and BBC's principal activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. These subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. All significant inter-company balances and transactions have been eliminated in consolidation.

   In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly BBC's consolidated financial condition at March 31, 1996, the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 1996 and 1995. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in BBC's Annual Report on Form 10K for the year ended December 31, 1995.


2.   CLASS A COMMON STOCK AND CLASS B COMMON STOCK

    On February 13, 1996, the stockholders of BBC approved at a special meeting, an amendment to BBC's Articles of Incorporation (the "Amendment") authorizing 30,000,000 shares of a new class of non-voting common stock designated Class A Common Stock, and redesignating BBC's existing Common Stock, par value $0.01 per share, as Class B Common Stock. The Class A Common Stock has no voting rights except as may be required by Florida law. The two classes of stock generally have the same economic rights, except Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on Class B Common Stock. In March 1996, BBC issued 1.15 million shares of Class A Common Stock in an underwritten public offering at $15.00 per share. Net proceeds to BBC after underwriting costs and other expenses of $1.2 million and $247,000, respectively, were $15.8 million. In April 1996 the underwriter exercised an overallotment option to purchase an additional 161,803 shares of Class A Common Stock resulting in net proceeds to BBC of $2.3 million.. In March 1996, BBC contributed $14.0 million of the net proceeds to the capital of BankAtlantic where it was used for general corporate purposes. The net proceeds retained by BBC are being used for general corporate purposes. As of result of the above Class A Common Stock issuance BFC Financial Corporation's ("BFC") ownership in BBC's total outstanding (A and B) common stock was approximately 41% at March 31, 1996, comprised of no shares of Class A Common Stock and 46% of BBC's outstanding Class B Common Stock.

3.   MORTGAGE SERVICING

   The lower of cost or market value for mortgage loans originated for resale is determined on an aggregate basis. In May 1995 the FASB issued Statement of Financial Accounting Standard No. 122 ("FAS 122") which eliminated the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. FAS 122 requires an entity to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. FAS 122 requires the periodic evaluation of capitalized mortgage servicing rights for impairment based on fair value. On January 1, 1996, this statement was implemented prospectively. During the three months ended March 31, 1996 and 1995, BankAtlantic capitalized $5.2 million and $1.2 million respectively of mortgage servicing rights ("MSR's"). All of the 1995 amount and $5.1 million of the 1996 amount was for purchased mortgage servicing rights ("PMSR's"). The initial valuation of MSR's are on an individual loan basis. Amortization of MSR's amounted to $1.5 million and $1.0 million for the 1996 and 1995 periods, respectively. Both purchased and originated MSR's are amortized to expense using the level yield method over the estimated life of the loan and continually adjusted for prepayments. The fair value of capitalized mortgage servicing rights at March 31, 1996 was estimated at $29.7 million. For the purpose of evaluating and measuring impairment of MSR's, BBC stratifies those rights based on the predominant risk characteristics of the underlying loans. Those characteristics include loan type, note rate and term. Upon implementation of FAS 122, no additional valuation allowance was required. Adjustments to the valuation allowance are reflected in operations.

4.  SALE OF MORTGAGE-BACKED  SECURITIES

   In March 1996 BBC sold $52.6 million of adjustable rate mortgage-backed securities and $20.5 million of 15 year mortgage-backed securities for a $2.3 million gain. Proceeds of $75.4 million from the sale were used to originate loans and reduce short term borrowings.

5.  POTENTIAL PURCHASE OF BANK OF NORTH AMERICA BANCORP, INC.

   On April 9, 1996, BankAtlantic entered into an agreement to acquire Bank of North America Bancorp, Inc. ("BNAB") for approximately $54 million in cash. The acquisition will be accounted for as a purchase for financial reporting purposes. BNAB's primary asset is its wholly owned subsidiary, Bank of North America of Florida ("BNA"), a Florida chartered commercial bank. BNA has 13 branches, with 11 located in Broward County, and one each in Dade and Palm Beach counties. Closing of the acquisition is subject to certain conditions including receipt of all required regulatory approvals and is expected to occur in the fourth quarter of 1996.

   The following tables present certain selected historical financial information for BBC and BNAB and selected pro forma combined financial data. The pro forma amounts included in the tables assume completion of the acquisition and are based upon the purchase method of accounting. Under this method of accounting, assets and liabilities of BNAB are recorded at their estimated fair value and any unallocated portion of the purchase price remaining after fair value adjustments is recorded as goodwill. Applicable income tax effects for the difference in the income tax basis and the financial statement basis of BNAB's accounts result in deferred tax assets and liabilities and correspondingly adjust the amount recorded as goodwill. The unaudited pro forma combined balance sheets assume the acquisition had been effective on March 31, 1996 and December 31, 1995, respectively. The combined pro forma statements of operations assume the acquisition had been effective as of January 1, 1996 and 1995, respectively. For purposes of the pro forma financial information estimated fair values of BNAB's assets and liabilities are, except for debt securities available for sale, based on December 31, 1995 information. Debt securities available for sale are based on March 31, 1996 information. The unaudited combined pro forma financial statements do not give effect to anticipated cost savings or the disposition of certain yet to be identified assets and liabilities.

     The resolution of the pending matters pertaining to the assets and liabilities of BNAB described above, as well as the operations of BNAB subsequent to March 31, 1996, will affect the allocation of the purchase price. In addition, changes to the adjustments already included in the unaudited combined pro forma financial statements and possibly other adjustments are expected as valuations of assets and liabilities are determined as of the actual date the acquisition is completed. An increase in the unallocated portion of the purchase price remaining after fair value adjustments will result in a greater final allocation to goodwill which will have a corresponding impact on amortization expense and will reduce tangible common equity. A decrease in the unallocated portion of the purchase price remaining after fair value adjustments will have the opposite effect. Accordingly, the final combined pro forma amounts may differ from those set forth in the unaudited combined pro forma financial statements.

   The pro forma information shown below is presented for comparative purposes only and is not necessarily indicative of the combined financial position or results of operations in the future. The pro forma information is also not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the periods or as of the dates for which the pro forma financial information is presented.

BankAtlantic Bancorp, Inc.




                                                   MARCH 31, 1996                                   December 31, 1995
                                                   --------------                                   -----------------
                                                            ADJUST-      COMBINED                            ADJUST-      COMBINED
                                       BBC         BNAB      MENTS       PROFORMA         BBC       BNAB      MENTS       PROFORMA
                                       ---         ----      -----       --------         ---       ----      -----       --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Cash ..........................$      61,133 $    16,981 $             $   78,114 $     69,867 $   14,606 $              $   84,473
Investment securities, net ....       40,537      11,533                   52,070       49,856     36,854                    86,710
Loans receivable, net .........      863,348     394,970    6,755 (1)   1,265,073      828,630    375,745    6,755 (1)    1,211,130
Debt securities available for
sale...........................      559,775     108,554  (54,000)(2)     614,329      691,803    100,787  (54,000)(2)      738,590
Real estate owned .............        6,737       1,119                    7,856        6,279      1,026                     7,305
Office properties and equipment       42,602       8,500                   51,102       40,954      8,211                    49,165
Federal Home Loan Bank stock ..        8,840       2,775                   11,615       10,089      2,775                    12,864
Mortgage servicing rights .....       24,450       2,180    2,823 (1)      29,453       20,738      2,277    2,823 (1)       25,838
Deferred tax asset ............        1,828       2,061   (2,860)(6)       1,029            0      1,503   (1,503)(6)            0
Cost over fair values of net
assets acquired (3) ...........       10,517         179   13,085          23,781       10,823        204   12,505           23,532
Other Assets ..................       23,058      10,677                   33,735       21,650     10,514                    32,164
                                      ------      ------   -----           ------       ------     ------   -----            ------
TOTAL ASSETS ..................$   1,642,825 $   559,529 $(34,197)     $2,168,157 $  1,750,689 $  554,502 $(33,420)      $2,271,771
                               ============= ============ ========     =========== ============ ========== ========       ==========


                                                   MARCH 31, 1996                                   DECEMBER 31, 1995
                                                   --------------                                   -----------------
                                                            ADJUST-      COMBINED                             ADJUST-       COMBINED
                                       BBC         BNAB      MENTS       PROFORMA        BBC        BNAB       MENTS        PROFORMA
                                       ---         ----      -----       --------        ---        ----       -----        --------
LIABILITIES AND
  STOCKHOLDERS'  EQUITY
Deposits .......................$  1,323,229 $    490,095 $  2,037(1)  $ 1,815,361 $  1,300,377 $  488,912 $  2,037 (1)   $1,791,326
FHLB advances ..................      63,485       20,000      127(1)       83,612      201,785     20,000      127 (1)      221,912
Subordinated debentures ........      21,000            0                   21,000       21,000          0                    21,000
Other borrowings ...............      43,881          989                   44,870       67,438        820                    68,258
Advances by borrowers for taxes
 and insurance .................      28,918        9,524                   38,442       15,684      4,800                    20,484
Deferred tax liabilities, net ..           0            0                        0          744          0     1,357           2,101
Other liabilities ..............      25,493        1,560    1,000(4)       28,053       23,100      2,029     1,000(4)       26,129
                                      ------        -----    -----          ------       ------      -----     -----          ------
Total Liabilities ..............   1,506,006      522,168    3,164       2,031,338    1,630,128    516,561     4,521       2,151,210
                                   ---------      -------    -----       ---------    ---------    -------     -----       ---------

STOCKHOLDERS'  EQUITY
Class A Common Stock ...........          11            0        0              11            0          0         0               0
Class B Common Stock ...........         106            0        0             106          106          0         0             106
Additional paid-in capital .....      64,685       30,100  (30,100)         64,685       48,905     30,100   (30,100)         48,905
Net unrealized appreciation ....       2,014       (1,594)   1,594           2,014        5,733       (459)      459           5,733
Retained earnings ..............      70,003        8,855   (8,855)         70,003       65,817      8,300    (8,300)         65,817
                                      ------        -----   ------          ------       ------      -----    ------          ------
TOTAL STOCKHOLDERS' EQUITY .....     136,819       37,361  (37,361)        136,819      120,561     37,941   (37,941)        120,561
                                     -------       ------  -------         -------      -------     ------   -------         -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ...........$  1,642,825 $    559,529 $(34,197)    $ 2,168,157 $  1,750,689 $  554,502  $(33,420)     $2,271,771
                                ============ ============ ========     =========== ============    =======   ========   ============

BankAtlantic Bancorp, Inc.





                                  For the Three Months Ended                           For the Year Ended
                                        March 31, 1996                                 December 31, 1995
                                        --------------                                 -----------------
                                              Adjust-        Combined                            Adjust-       Combined
                              BBC     BNAB     ments         Proforma        BBC         BNAB     ments        Proforma
                              ---     ----     -----         --------        ---         ----     -----        --------
Interest income ........ $   32,092 $10,313  $(1,340)(1)(2)  $  41,065 $    130,077  $  40,552 $ (5,390)(1)(2) $165,239
Interest expense .......     15,620   5,631     (366)(1)        20,885       65,686     23,016   (1,466)(1)      87,236
Provision for loan
Losses .................        940     180        0             1,120        4,182      1,150        0           5,332
Noninterest income .....      6,834   1,181     (208)(1)         7,807       19,388      5,204     (745)(1)      23,847
Noninterest expense ....     14,515   4,802      332 (3)        19,649       51,160     18,299    1,271 (3)      70,730
Provision for income
 taxes .................      3,141     326     (456)(6)         3,011       10,018      1,113   (1,801)(6)       9,330
                              -----     ---     ----             -----       ------      -----   ------           -----
Net Income ............. $    4,710 $   555  $(1,058)        $   4,207 $     18,419  $   2,178 $ (4,139)       $ 16,458
                         ==========   ======  =======      ============ ===========   ========= ========       ==========
Per common share
Primary ................ $     0.42                          $    0.37 $       1.51(7)                         $   1.33(7)
                         ==========                          ========== ===========                            ==========
Fully diluted .......... $     0.42                          $    0.37 $       1.50(7)                         $   1.32(7)
                         ==========                          ========== ===========                            ==========
Average shares
 outstanding
Primary ................ 11,292,320                         11,292,320   10,830,603                          10,830,603
                         ==========                         ==========   ==========                          ==========
Fully diluted .......... 11,327,570                         11,327,570   10,934,120                          10,934,120
                         ==========                         ==========   ==========                          ==========

(1) Adjustments to fair value of BNAB's loans receivable, mortgage servicing rights, deposits, and FHLB advances at December 31, 1995 were $6.8 million, $2.8 million, $2.0 million, and $127,000, respectively. Adjustments to fair values are amortized as follows:

         Loans receivable                       3 years straight line method.
         Mortgage servicing rights              Based on  projected  portfolio
                                                cash flows of 26.4% in year one
                                                and 7.4% for the three months
                                                ended 3/31/96.
         Deposits                               Based on estimated  time deposit
                                                maturities  of 65% in year one
                                                and 16% for the three months
                                                ended March 31, 1996.
         FHLB Advances                          1 year straight line.

(2) The purchase price of $54.0 million is assumed to be funded through the sale of debt securities available for sale. The weighted average interest rate earned on BNAB's debt securities available for sale were 5.81% and 5.76% for the three months ended March 31, 1996 and for the year ended December 31, 1995, respectively.

(3) Cost over fair values of net assets acquired (goodwill), will, based on the structure of the acquisition, qualify for amortization for tax purposes. The useful life is estimated at ten years and is assumed to be amortized on a straight line basis.

(4) The total purchase price will include other direct acquisition costs, such as legal, accounting and other professional fees and expenses. For purposes of the pro forma financial information such other acquisition costs are estimated at $1.0 million.

(5) The pro forma does not include the effect of any potential expense reductions, revenue increases or restructuring charges.

(6)  The effective income tax rate is assumed to be 38%.

(7) Includes a reduction of $0.13 and $0.12 for primary and fully diluted earnings per share, respectively, related to the October 1995 Preferred Stock redemption.


BankAtlantic Bancorp, Inc.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   BBC's net income available for common stockholders for the quarter ended March 31, 1996 was $4.7 million or $0.42 primary and fully diluted earnings per common and common equivalent share compared to $4.2 million or $0.39 primary and fully diluted earnings per common and common equivalent share for the quarter ended March 31, 1995.

     Net interest income after provision for loan losses was $15.5 million for the March 31, 1996 quarter compared to $14.6 million for the quarter ended March 31, 1995. During the 1996 quarter, interest income increased by $1.6 million primarily due to higher interest earned on loans, partially offset by lower interest income on securities and investments. This increase in loan interest income reflects higher average balances due to the acquisition of MegaBank as well as loan originations during 1995 and the first quarter of 1996. The decline in interest income on securities and investments resulted from lower average balances primarily due to principal repayments and the sale of $73.1 million of mortgage-backed securities available for sale. During the three months ended March 31, 1996 total interest expense was $15.6 million compared to $15.7 million during the comparable 1995 period. Higher interest expenses on deposits and subordinated debentures was offset by lower interest expense on short term borrowings (primarily securities sold under agreements to repurchase). The increase in deposit interest expense resulted from higher time deposit average balances and rates. The subordinated debenture interest expense resulted from the $21.0 million issuance of 9% debentures during the latter part of 1995. The decline in short term borrowings interest expense primarily resulted from lower average balances and secondarily from lower rates during 1996 compared to 1995. The provision for loan losses was $940,000 for the three months ended March 31, 1996 compared to $176,000 during the comparable 1995 period. The increased first quarter 1996 provision resulted from $845,000 of higher net consumer loan charge-offs in the 1996 period and commercial non-mortgage loan recoveries during the comparable 1995 period of $491,000 compared to recoveries of $174,000 during the 1996 period. Non-interest income was $6.8 million for the three months ended March 31, 1996 compared to $4.0 million for the 1995 period. The $2.8 million increase primarily related to $2.3 million of gains on sales of mortgage-backed securities available for sale and higher transaction account and ATM fee income. Non-interest expense for the quarter ended March 31, 1996 was $14.5 million compared to $11.9 million for the same period in 1995. The net increase of $2.6 million reflects decreased gains on the sale of foreclosed assets and higher employee compensation costs, occupancy and equipment expenses, other expenses, and amortization of cost over fair value of net assets acquired. These expense increases primarily related to the acquisition of MegaBank and the opening of six additional branches during 1995. The 1995 provision for income taxes was reduced by $319,000 due to a reduction in the deferred tax asset valuation allowance.


NET INTEREST INCOME
                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                          ---------
(in thousands)                                                  1996        1995       CHANGE
- - --------------                                                  ----        ----       ------
Interest and fees on loans ...............................   $ 20,333    $ 15,743    $  4,590
Interest on debt securities available for sale ...........     10,500       1,400       9,100
Interest and dividends on investment securities ..........      1,259       3,242      (1,983)
Interest on mortgage-backed securities held to maturity ..          0      10,067     (10,067)
Interest on deposits .....................................    (12,379)    (10,333)     (2,046)
Interest on advances from FHLB ...........................     (2,027)     (1,606)       (421)
Interest on securities sold under agreements to repurchase       (718)     (3,714)      2,996
Interest on subordinated debt and note payable ...........       (496)         (2)       (494)
                                                                 ----          --        ----
Net interest income ......................................   $ 16,472    $ 14,797    $  1,675
                                                             ========    ========    ========

     The increase in interest and fees on loans during 1996 compared to 1995 reflects higher average balances resulting from loan fundings, loan purchases, and loans acquired with the MegaBank acquisition. As a result, total loans receivable average balance increased from $658.9 million during the first quarter of 1995 to $860.2 million during the comparable 1996 period. The MegaBank acquisition increased commercial mortgage, commercial non-mortgage, and consumer loans by $39.1 million, $24.5 million, and $52.8 million, respectively. During the three months ended March 31, 1996 BankAtlantic funded and purchased $183.9 million of loans compared to $127.7 million of loans during 1995. Effective December 15, 1995, all mortgage-backed and investment securities, excluding tax certificates, then classified as held-to-maturity, were reclassified as available for sale; therefore, during the quarter 1996 there were no mortgage-backed securities held for investment. The decline in interest on securities and investments resulted from principal repayments and the sale of $73.1 million of mortgage-backed securities available for sale. The average balance of securities and investments declined from $897.1 million during the three month period in 1995 to $708.9 million during the comparable period in 1996.
     The increase in interest on deposits resulted from higher average deposit balances during 1996, and a change in the deposit mix from transaction accounts to time deposits. The increased average deposit balances primarily resulted from $120.2 million of deposits acquired with the acquisition of MegaBank and increased time deposits. As a result, total average deposits increased from $1.10 billion for the quarter 1995 to $1.21 billion during 1996. The higher short term interest rate environment during 1995, compared to previous periods, contributed to a change in the deposit mix from lower rate transaction accounts to generally higher rate time deposits. The average deposit mix changed from 51.4% and 48.6% of time deposits and transaction accounts, respectively for the three months ended March 31, 1995 to 56.5% and 43.5% of time deposits and transaction accounts, respectively for the same period in 1996. The increase in interest on advances from FHLB were due to higher average balances partially offset by lower rates. FHLB advance average balances increased from $112.1 million during 1995 to $145.1 million, during 1996. Furthermore, average FHLB advance rates declined from 5.81% during the 1995 three month period to 5.60% during the same period in 1996. Interest on subordinated debentures and note payable relates to the $21.0 million of Debentures issued in September and October 1995 and a $4.0 million note issued in March 1995. The decline in interest on securities sold under agreements to repurchase resulted from lower average balances during the 1996 quarter as compared to the same period in 1995. The decline in securities sold under agreements to repurchase average balances resulted from the higher deposit balances mentioned above.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for first quarter 1996 was $940,000 compared to $176,000 during the comparable 1995 period. The 1996 increase reflects $1.2 million of consumer loan net charge-offs compared to $362,000 during 1995 and $171,000 of commercial non-mortgage loan net recoveries in 1996 compared to $491,000 of net recoveries during 1995. The increase in 1996 consumer loan charge-offs related to a $692,000 increase in indirect automobile loan charge-offs. BankAtlantic re-entered the indirect consumer lending program upon acquisition of MegaBank which was active in indirect automobile lending. The increase in the indirect automobile loans was due to loans acquired in connection with the MegaBank acquisition as well as subsequent production. Subject Portfolio charge-offs during 1996 were $278,000 compared to $340,000 during 1995.

  The following table presents the amounts of BBC's risk elements and non-performing assets (in thousands):


                                               MARCH 31,     DECEMBER 31,
                                                 1996           1995
                                                 ----           ----
Nonaccrual
  Tax certificates .........................   $ 1,709        $ 2,044
  Loans ....................................     8,973         11,174
                                                 -----         ------
                                                10,682         13,218
                                                ------         ------
Repossessed  Assets:
  Real estate owned ........................     6,737          6,279
  Repossessed assets .......................       528            461
                                                   ---            ---
                                                 7,265          6,740
Contractually past due 90 days or more (1)       1,295          1,536
                                                 -----          -----
  Total non-performing assets ..............    19,242         21,494
Restructured loans .......................       3,456          2,533
                                                 -----          -----
  Total risk elements ......................   $22,698        $24,027
                                               =======        =======

(1)  The  majority of these loans have  matured and the borrower
     continues   to  make   payments   under  the  matured  loan
     agreement. BankAtlantic is in the process of renewing or extending these matured loans.

   BankAtlantic's "risk elements" consist of restructured loans and "non-performing" assets. The classification of loans as "non-performing" is generally based upon non-compliance with loan performance and collateral coverage standards, as well as management's assessment of problems related to the borrower's or guarantor's financial condition. BankAtlantic generally designates any loan that is 90 days or more delinquent as non-performing. BankAtlantic may designate loans as non-performing prior to the loan becoming 90 days delinquent, if the borrower's ability to repay is questionable. A "non-performing" classification alone does not indicate an inherent principal loss; however, it generally indicates that management does not expect the asset to earn a market rate of return in the current period. Restructured loans are loans for which BankAtlantic has modified the loan terms due to the financial difficulties of the borrower.

   The decrease in total risk elements primarily relates to decreases in non-accruals and loans contractually past due 90 days or more. The above decreases were partially offset by increases in repossessed assets and restructured loans. The $2.2 million decrease in nonaccrual loans relates to a $1.2 million commercial real estate loan restructured during the first quarter of 1996, and the foreclosure of a $700,000 commercial real estate loan. These two loans also account for the 1996 increase in real estate owned and restructured loans. Furthermore, residential, tax certificate nonaccrual balances and loans contractually past due 90 days or more declined by $328,000, $335,000, and $241,000, respectively.



NON-INTEREST INCOME
                                                        For the Three Months Ended
                                                                 March 31,
                                                                 ---------
(IN THOUSANDS)                                            1996      1995    Change
                                                          ----      ----    ------
Loan servicing and other loan fees .................   $   838   $   975   $  (137)
Gains on sale of loans originated for resale .......       164        65        99
Gains on sales of debt securities available for sale     2,292         0     2,292
Unrealized  gains on trading account securities ....         0       310      (310)
Other ..............................................     3,540     2,631       909
                                                         -----     -----       ---
   Total non-interest income  ......................   $ 6,834   $ 3,981   $ 2,853
                                                       =======   =======   =======

   The decrease in loan servicing and other loan fees during the three month period in 1996 compared to 1995 resulted from lower net servicing fee income. The decreased servicing fee income reflects higher amortization of mortgage servicing rights due to increased residential loan prepayments.

   During the three months ended March 31, 1996 and 1995, BankAtlantic sold $15.2 million and $4.6 million, respectively, of recently originated residential loans for gains as reported in the above table.

   During the three months ended March 31, 1996, BankAtlantic sold from its available for sale portfolio $52.6 million of adjustable rate mortgage-backed securities and $20.5 million of 15 year mortgage-backed securities for gains as reported in the above table.

   The unrealized gain on trading account securities during 1995 relates to two $5.0 million U.S. Treasury Notes acquired upon the exercise of European put options in 1993. The Treasury Notes were subsequently sold during August 1995.

     The increase in other non-interest income during the first quarter of 1996 compared to the 1995 period was due to higher fees earned on checking accounts, ATM services, lease income, and a $125,000 litigation settlement. Checking account income and ATM fees were $1.9 million and $668,000 for the first quarter 1996, respectively, compared to $1.6 million and $439,000 during the comparable 1995 period, respectively. Lease income increased from $96,000 during 1995 to $364,000 during the first quarter 1996. The additional lease income resulted from a rent settlement relating to a leased property located in Broward County.


NON-INTEREST EXPENSES
                                                               For the Three Months Ended
                                                                         March 31,
                                                                         ---------
(In thousands)                                                  1996        1995      Change
- - --------------                                                  ----        ----      ------
Employee compensation and benefits ........................$    7,368 $    6,544    $   824
Occupancy and equipment ...................................     2,785      2,594        191
Federal insurance premium .................................       591        687        (96)
Advertising and promotion .................................       507        612       (105)
Foreclosed asset activity, net ............................      (162)    (1,163)     1,001
Amortization of cost over fair value of net assets acquired       306        204        102
Other .....................................................     3,120      2,397        723
                                                                -----      -----        ---
Total non-interest expenses ...............................$   14,515 $   11,875    $ 2,640
                                                           ========== ==========    =======

     The increase in employee compensation and benefits for first quarter 1996 resulted from the number of employees increasing from 624 at December 31, 1994 to 746 at December 31, 1995 to 784 at March 31, 1996 as well as annual salary increases during 1995. The increase in the number of employees primarily relates to the acquisition of MegaBank effective February 1, 1995 and the opening of six branches during 1995. Occupancy and equipment expenses increased due to the new branches mentioned above and the branches acquired with the MegaBank acquisition. BankAtlantic opened three additional Wal-Mart SuperCenter branches during the second quarter of 1996. The personnel for those branches were on staff at March 31, 1996. Depreciation expense increased during the three month period by $72,000. The additional depreciation expense resulted from the acquisition of MegaBank and the purchase of $5.5 million and $2.6 million of fixed assets during the year ended December 31, 1995 and the three months ended March 31, 1996, respectively.


   The amortization of cost over fair value of net assets acquired for the three months ended March 31, 1996 relates to the acquisition of MegaBank effective February 1, 1995.

   The components of "Foreclosed asset activity, net" were (in thousands):

                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
Real estate acquired in settlement of loans:         1996       1995
- - --------------------------------------------         ----       ----
Operating income, net ...................           $ (13)   $   (27)
Provision for (reversal of) losses on REO               0     (1,000)
Net gains on sales ......................            (149)      (136)
                                                     ----       ----
Foreclosed asset activity, net   ........           $(162)   $(1,163)
                                                     ====    =======


     The lower earnings in foreclosed asset activity, net during the three months ended March 31, 1996 were primarily due to a $1.0 million reversal of the allowance for losses on real estate owned during the three months ended March 31, 1995. This reversal reflected the sales of several parcels of vacant land.

     The increase in other non-interest expense during 1996 was caused by $220,000 of higher legal expenses, $217,000 increase in the provision for tax certificates, $126,000 of higher check losses, and $122,000 of additional stationery, printing, supplies and telephone expense. The higher legal expenses related to indirect consumer lending. The provision for tax certificates was $125,000 during the first quarter of 1996 compared to a $92,000 recovery during 1995. The additional stationery, printing, supplies and telephone expenses resulted from the additional six branches opened during 1995 and the MegaBank acquisition.

FINANCIAL CONDITION

     BankAtlantic's total assets at March 31, 1996 were $1.64 billion compared to $1.75 billion at December 31, 1995. Debt securities available for sale and tax certificates decreased by $132.0 million and $9.3 million, respectively, whereas loans receivable-net increased $34.7 million. The decline in debt securities available for sale reflects the sale of $73.1 million of mortgage-backed securities and $52.9 million of principal repayments. The decline in tax certificate balances reflects $9.4 million of redemptions during 1996. The increase in loan receivable balances is due to loan fundings, including loans funded for resale, and loan purchases during 1996 amounting to $183.9 million, and loan sales and repayments amounting to $147.8 million.

     During first quarter 1996 deposits increased by $22.9 million. The increase in net deposits resulted from time deposit and interest free checking growth. Time deposits and interest free checking increased from $676.3 million and $99.0 million at December 31, 1995 to $690.0 million and $108 million, respectively, at March 31, 1996. FHLB advances, securities sold under agreements to repurchase, and federal funds purchased declined by $138.3 million, $22.4 million and $1.2 million, respectively, from December 1995 balances. The repayment of FHLB advances, securities sold under agreements to repurchase, and federal funds purchased were funded through deposit inflows, proceeds from the sale of debt securities available for sale, proceeds from the issuance of Class A Common Stock, and investment securities repayments.

LIQUIDITY AND CAPITAL RESOURCES

     BBC's primary sources of funds during the first three months of 1996 were from the issuance of the Class A Common Stock and dividends from BankAtlantic. The primary use of funds is to pay cash dividends to common stockholders and interest expense on its outstanding debentures. It is anticipated that funds for such payments will continue to be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the Debentures are in part dependent upon BankAtlantic's ability to pay dividends to BBC.

     BankAtlantic's primary sources of funds during the first three months of 1996 were from operations, principal collected on loans, mortgage-backed securities, investment securities, sales of debt securities available for sale, deposits inflows, proceeds from the capital contribution from BBC and receipts of advances by borrowers for taxes and insurance. These funds were primarily utilized for loan fundings, repayments of FHLB advances, securities sold under agreements to repurchase and federal funds purchased. At March 31, 1996, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     Commitments to originate and purchase loans at March 31, 1996 were $95.4 million compared to $46.2 million at March 31, 1995. BankAtlantic expects to fund the 1996 loan commitments from loan and mortgage-backed securities repayments. At March 31, 1996, loan commitments were 11.05% of loans receivable, net.

At  March  31, 1996, BankAtlantic's regulatory capital position was:

                                            TANGIBLE            CORE          TOTAL RISK-BASED
                                             CAPITAL           CAPITAL            CAPITAL
                                             -------           -------            -------
(DOLLARS IN THOUSANDS)                   Balance     %      Balance     %       Balance     %
- - ----------------------                   -------     -      -------     -       -------     -
Capital calculated under GAAP ......   $ 150,547          $ 150,547          $150,547
Adjustments:
Non-includable subsidiaries ........        (110)             (110)              (110)
Unrealized holding gains ...........      (2,014)           (2,014)            (2,014)
Non-qualifying  intangible assets ..     (11,143)          (11,143)           (11,143)
Allowable allowance for loan and tax
  certificate losses ...............           0                 0             14,290
                                       ---------    ----  --------    ---- ----------      ----
Regulatory capital .................     137,280    8.45%  137,280    8.45%   151,570     13.32%
Required minimum capital ...........      24,373    1.50%   48,746    3.00%    91,025      8.00%
                                       ---------    ----  --------    ---- ----------      ----
Excess regulatory capital ..........   $ 112,907    6.95% $ 88,534    5.45%  $ 60,545      5.32%
                                       =========    ====  ========    ==== ==========      ====


     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in BBC's Annual Report on Form 10K for the year ended December 31, 1995. At March 31, 1996, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 8.45%, 12.07% and 13.32%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well capitalized institution.

     On August 8, 1995, the FDIC established a reduced deposit insurance assessment rate schedule of 4 to 31 basis points ($.04 to $.31 for every $100 of assessable deposits) for BIF members retroactive to May 1995. The FDIC further reduced the premiums applicable to BIF deposits, effective January 1, 1996, to a minimum flat fee of $2,000 to a maximum assessment of 27 basis points. Under the new assessment rate schedule, approximately 92% of BIF members will pay only the minimum fee while SAIF members retain the existing assessment rate schedule of 23 to 31 basis points. BankAtlantic pays deposit insurance premiums primarily to the SAIF and secondarily, to the BIF in connection with the deposits it acquired as a result of the acquisition of MegaBank. At March 31, 1996, BankAtlantic had approximately $135 million of deposits subject to BIF premiums and $1.2 billion subject to SAIF premiums.

     The disparity in insurance premiums between those required for financial institutions with all or primarily SAIF insured deposits and those with all or primarily BIF deposits generally allows BIF members to attract and retain deposits at a lower effective cost. The resulting competitive disadvantage could also result in BankAtlantic having to raise its deposit rates to remain competitive or lose deposits to BIF members who may decide to pay higher rates of interest on deposits because of the lower deposit insurance premiums. Although BankAtlantic has other sources of funds, such sources may be more costly than the cost of deposits.

     Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Clinton Administration. One plan to recapitalize the SAIF that has gained support of several sponsors would require all SAIF members institutions, including BankAtlantic, to pay a one-time fee of approximately 85 basis points on the amount of SAIF-insured deposits held by the member institution at March 31, 1995. This fee would amount to approximately $6.1 million on an after tax basis to BankAtlantic and, if this proposal is enacted into law, the effect would most likely be an immediate charge to earnings. BBC is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

     BBC considered converting BankAtlantic's charter to that of a commercial bank. If BankAtlantic's charter were to be converted, the impact to the Consolidated Statement of Operations, under current regulations, in addition to any potential SAIF exit fees which could be similar to the assessment discussed above, would be a charge to income of approximately $3.2 million relating to the recapture of the bad debt deduction for Federal income tax purposes. BBC is not presently pursuing a conversion of BankAtlantic's charter since it is awaiting the outcome of the legislative proposals relating to the disparity of the BIF/SAIF premiums, which include a consideration of the treatment of the recapture of the bad debt deduction as well as the possible consolidation of bank and thrift charters.

     Except for the residential loan servicing operation, all data processing functions are currently performed by BankAtlantic. On April 24, 1996, BankAtlantic signed a contract with M&I Data Services, a division of the Marshall & Ilsley Corporation, ("M&I") to provide data processing services for seven years. The conversion to the M&I service bureau is anticipated to be completed in the fourth quarter of 1996. The purpose of the conversion is to increase capacity as well as improve customer service. The estimated annual expenses for the service bureau are approximately $2.4 million. The additional costs associated with the conversion are anticipated to be $2.1 million, primarily for computer equipment.

     On April 9, 1996, BankAtlantic entered into an agreement to acquire BNAB for approximately $54.0 million in cash. The acquisition will be accounted for as a purchase for financial reporting purposes. BNAB's primary asset is its wholly owned subsidiary, Bank of North America of Florida ("BNA"), a Florida chartered commercial bank. BNA has 13 branches with 11 located in Broward county, and one in Dade county and one in Palm Beach county. Closing of the acquisition is expected to occur in the fourth quarter of 1996, subject to certain conditions including receipt of all required regulatory approvals.

                                OTHER INFORMATION

Item 4:    Submission of Matters to a Vote of Security Holders

       The registrant held a Special Meeting of Stockholders on February 13, 1996 approving an amendment to BBC's Articles of Incorporation by a vote of 6,813,932 for, 795,864 against and 6,545 abstain. See Note 2 to the consolidated financial statements herein.


Exhibits and Reports on Form 8K

       A report on Form 8K , dated April 19, 1996 was filed with the Securities and Exchange Commission relating to the execution by BankAtlantic, a Federal Savings Bank of an agreement to acquire Bank of North America Bancorp, Inc. together with a copy of the Stock Purchase Agreement relating thereto filed pursuant to Form 8-K. See Note 3 of the consolidated financial statements herein.

    Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.





       May 14, 1996                       By:             Alan B. Levan
       ------------                                     ----------------
           Date                                           Alan B. Levan
                                                       Chief Executive Officer/
                                                             Chairman



      May 14, 1996                        By:             Jasper R. Eanes
      ------------                                      ------------------
          Date                                            Jasper R. Eanes
                                                      Executive Vice President/
                                                       Chief Financial Officer