Form 10-Q
period 1996-06-30
BANKATLANTIC BANCORP INC
filed 1996-08-14
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                           YES [X]              NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                         Outstanding at
             Title of Each Class                         July 31 , 1996
             -------------------                         ---------------

Class A Common Stock, par value $0.01 per share             4,297,353
Class B Common Stock, par value $0.01 per share            10,630,210

BankAtlantic Bancorp, Inc.


                                TABLE OF CONTENTS




FINANCIAL INFORMATION .....................................       Page Reference


   Financial Statements .................................................  1 - 6

      Consolidated Statements of Financial Condition  - June 30, 1996 and
       December 31, 1995 - Unaudited ....................................      1



      Consolidated Statements of Operations - Unaudited for the Three and Six
      Months Ended June 30, 1996 and 1995 ...............................      2


      Consolidated Statements of Cash Flows - Unaudited for the Six Months
       Ended June 30, 1996 and 1995 .....................................  3 - 4



     Notes to Consolidated Financial Statements - Unaudited .............. 5 - 6


     Management's Discussion and Analysis of Results of Operations
     and Financial Condition ............................................ 7 - 14




OTHER INFORMATION


Exhibits and Reports on Form 8-K ........................................     15


Signatures ..............................................................     16

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.





           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                                      June 30,     December 31,
                                                                                                        1996           1995
                                                                                                        ----           ----
ASSETS
(In thousands, except share data)
Cash and due from depository institutions .......................................................   $   60,071     $   69,867
Investment securities-net, held to maturity, at cost which approximates market value ............       80,187         49,856
Loans receivable, net ...........................................................................    1,107,497        828,630
Debt securities available for sale, at market value .............................................      600,094        691,803
Accrued interest receivable .....................................................................       16,050         14,553
Real estate owned, net ..........................................................................        5,771          6,279
Office properties and equipment, net ............................................................       44,971         40,954
Federal Home Loan Bank stock, at cost which approximates market value ...........................        8,840         10,089
Mortgage servicing rights .......................................................................       29,838         20,738
Deferred tax asset, net .........................................................................        2,147              0
Cost over fair value of net assets acquired .....................................................       10,211         10,823
Other assets ....................................................................................        9,610          7,097
                                                                                                     ---------      ---------

TOTAL ASSETS ....................................................................................   $1,975,287     $1,750,689
                                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits ........................................................................................   $1,361,992     $1,300,377
Advances from FHLB ..............................................................................      175,000        201,785
Federal funds purchased .........................................................................            0          1,200
Securities sold under agreements to repurchase ..................................................      200,713         66,237
Subordinated debentures and note payable ........................................................       21,000         21,001
Drafts payable ..................................................................................          465            796
Deferred tax liabilities, net ...................................................................            0            744
Advances by borrowers for taxes and insurance ...................................................       43,727         15,684
Other liabilities ...............................................................................       30,739         22,304
                                                                                                     ---------      ---------

TOTAL LIABILITIES ...............................................................................    1,833,636      1,630,128
                                                                                                     ---------      ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized:  none issued and outstanding ...            0              0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued and outstanding,
  4,297,036 and zero shares .....................................................................           43              0
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued and outstanding,
10,629,130 and 10,592,999 shares ................................................................          106            106
Additional paid-in capital ......................................................................       67,210         48,905
Retained earnings ...............................................................................       75,018         65,817
                                                                                                     ---------      ---------
Total stockholders' equity before net unrealized appreciation (depreciation) on debt securities
    available for sale - net of deferred income taxes ...........................................      142,377        114,828
Net unrealized appreciation (depreciation) on debt securities available for sale - net of
    deferred income taxes .......................................................................         (726)         5,733
                                                                                                     ---------      ---------

TOTAL STOCKHOLDERS' EQUITY ......................................................................      141,651        120,561
                                                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................................   $1,975,287     $1,750,689
                                                                                                     =========      =========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                       For the Three Months             For the Six Months
                                                                          Ended June 30,                  Ended June 30,
                                                                     ----------------------            ---------------------
                                                                       1996            1995            1996           1995
(In thousands, except share data)                                      ----            ----            ----           ----
INTEREST INCOME:
Interest and fees on loans ..................................    $    21,877     $    17,761     $    42,210    $    33,504
Interest on debt securities available for sale ..............          9,226           1,408          19,726          2,784
Interest and dividends on investment securities .............          1,655           3,158           2,914          6,424
Interest on mortgage-backed securities held to maturity .....              0          10,261               0         20,328
                                                                  ----------      ----------      ----------     ----------
Total interest income .......................................         32,758          32,588          64,850         63,040
                                                                  ----------      ----------      ----------     ----------
INTEREST EXPENSE:
Interest on deposits ........................................         12,333          11,773          24,712         22,106
Interest on advances from FHLB ..............................            796           1,761           2,823          3,367
Interest on securities sold under agreements to repurchase ..          1,469           3,090           2,187          6,804
Interest on subordinated debentures and other borrowings ....            498             119             994            121
                                                                  ----------      ----------      ----------     ----------
Total interest expense ......................................         15,096          16,743          30,716         32,398
                                                                  ----------      ----------      ----------     ----------
NET INTEREST INCOME .........................................         17,662          15,845          34,134         30,642
Provision for loan losses ...................................          1,455           1,205           2,395          1,381
                                                                  ----------      ----------      ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........         16,207          14,640          31,739         29,261
                                                                  ----------      ----------      ----------     ----------
NON-INTEREST INCOME:
Loan servicing and other loan fees ..........................          1,106             868           1,944          1,843
Gains on sales of loans originated for resale ...............            122              91             286            153
Unrealized gains on trading account securities ..............              0             260               0            573
Gains on sales of mortgage servicing rights .................              0           1,023               0          1,023
Gains on sales of debt securities available for sale ........          1,654               0           3,946              0
Other .......................................................          3,832           3,120           7,372          5,751
                                                                  ----------      ----------      ----------     ----------
Total non-interest income ...................................          6,714           5,362          13,548          9,343
                                                                  ----------      ----------      ----------     ----------
NON-INTEREST EXPENSE:
Employee compensation and benefits ..........................          7,051           6,274          14,419         12,818
Occupancy and equipment .....................................          2,906           2,598           5,691          5,192
Federal insurance premium ...................................            669             705           1,260          1,392
Advertising and promotion ...................................            730             582           1,237          1,194
Foreclosed asset activity, net ..............................           (347)         (1,661)           (509)        (2,824)
Amortization of cost over fair value of net assets acquired .            306             306             612            510
Other .......................................................          2,370           3,492           5,490          5,889
                                                                  ----------      ----------      ----------     ----------
Total non-interest expense ..................................         13,685          12,296          28,200         24,171
                                                                  ----------      ----------      ----------     ----------
INCOME BEFORE INCOME TAXES ..................................          9,236           7,706          17,087         14,433
Provision for income taxes ..................................          3,687           2,771           6,828          5,117
                                                                  ----------      ----------      ----------     ----------
NET INCOME ..................................................          5,549           4,935          10,259          9,316
Dividends on non-cumulative preferred stock .................              0             220               0            440
                                                                  ----------      ----------      ----------     ----------
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ................    $     5,549     $     4,715     $    10,259    $     8,876
                                                                  ==========      ==========      ==========     ==========
Net income per common and common equivalent share ...........    $      0.36     $      0.36     $      0.69    $      0.67
                                                                  ==========      ==========      ==========     ==========
Net income per common and common equivalent share
  assuming full dilution ....................................    $      0.36     $      0.35     $      0.69    $      0.67
                                                                  ==========      ==========      ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING .............................     15,501,684      13,261,672      14,808,542     13,238,700
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ASSUMING FULL DILUTION ......     15,501,684      13,391,880      14,830,573     13,303,803
                                                                  ==========      ==========      ==========     ==========

                                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                For the Six Months
                                                                                                   Ended June 30,
                                                                                                ------------------
                                                                                                 1996          1995
                                                                                                 ----          ----
OPERATING ACTIVITIES:
Net income ................................................................................  $   10,259    $   9,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .................................................................       2,395        1,381
Reversal of allowance for losses on real estate owned .....................................           0       (1,000)
Depreciation ..............................................................................       1,703        1,566
Amortization of  mortgage servicing rights ................................................       3,177        2,059
Increase in deferred income taxes .........................................................       1,026        1,196
Net accretion of securities ...............................................................        (553)        (147)
Unrealized gains on trading account securities ............................................           0         (573)
Net amortization of deferred loan origination fees ........................................        (628)        (482)
Gains on sales of real estate owned .......................................................        (356)      (1,745)
Net (gains) losses on sales of property and equipment .....................................          71          (15)
Gains on sales of mortgage servicing rights ...............................................           0       (1,023)
Gains on sales of debt securities available for sale ......................................      (3,946)           0
Proceeds from loans originated for resale .................................................      33,639       12,137
Fundings of loans for resale...............................................................     (33,664)     (17,322)
Gains on sales of loans originated for resale .............................................        (286)        (153)
Loss from joint venture investments .......................................................           0           (7)
Recovery of tax certificate losses ........................................................        (384)         (92)
Amortization of dealer reserve ............................................................       1,427          653
Amortization of cost over fair value of net assets acquired ...............................         612          510
Net accretion of purchase accounting adjustments ..........................................        (191)        (268)
Amortization of  borrowings deferred costs ................................................          52           31
Decrease (increase) in accrued interest receivable ........................................      (1,497)       1,480
Decrease (increase) in other assets .......................................................      (2,660)       2,696
Increase (decrease) in other liabilities ..................................................        (300)       1,206
Increase (decrease) in drafts payable .....................................................        (331)         670
                                                                                               --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................................................       9,565       12,074
                                                                                               --------     --------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment securities ..........................      25,618       75,782
Purchase of investment securities..........................................................     (46,819)     (50,547)
Proceeds from sale of debt securities available for sale ..................................     166,985          852
Principal collected on debt securities available for sale .................................     106,091        6,206
Purchase of debt securities available for sale ............................................    (187,175)           0
Mortgage-backed securities purchased ......................................................           0      (75,262)
Principal collected on mortgage-backed securities .........................................           0       41,720
Proceeds from sale of FHLB stock ..........................................................       1,249            0
Principal reduction on loans ..............................................................     275,834      197,716
Loan fundings for portfolio................................................................    (356,929)    (263,012)
Loans purchased ...........................................................................    (199,839)           0
Additions to dealer reserve ...............................................................      (1,471)      (1,546)
Proceeds from sales of real estate owned ..................................................       1,721        4,694
Mortgage servicing rights acquired ........................................................     (12,277)      (3,090)
Proceeds from sales of mortgage servicing rights ..........................................           0        3,373
Repayment of advances to joint ventures ...................................................           0        1,240
Additions to office property and equipment ................................................      (5,791)      (1,511)
Proceeds from sales of property and equipment .............................................           0           15
Purchase of MegaBank, net of cash acquired ................................................           0      (14,914)
                                                                                               --------     --------
NET CASH USED BY INVESTING ACTIVITIES......................................................    (232,803)     (78,284)
                                                                                               --------     --------

                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                                        (CONTINUED)

             CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED

                                                           (CONTINUED)


                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                     --------------------
                                                                                        1996        1995
                                                                                        ----        ----
FINANCING ACTIVITIES:
Net increase in deposits ......................................................... $   40,164   $  20,135
Interest credited to deposits ....................................................     21,466      20,036
Repayments of FHLB advances ......................................................   (388,755)   (207,050)
Proceeds from FHLB advances ......................................................    361,970     165,000
Net increase in securities sold under agreements to repurchase ...................    134,476      43,237
Net decrease in federal funds purchased ..........................................     (1,200)          0
Proceeds from  note payable ......................................................          0       3,931
Repayment of note payable ........................................................         (1)     (1,000)
Issuance of common stock, net ....................................................     18,270       1,083
Receipts of advances by borrowers for taxes and insurance ........................     28,043      24,949
Preferred stock dividends paid ...................................................          0        (440)
Common stock dividends paid ......................................................       (991)       (793)
                                                                                      -------      ------
NET CASH PROVIDED  BY FINANCING ACTIVITIES .......................................    213,442      69,088
                                                                                      -------      ------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS ................................     (9,796)      2,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................     69,867      55,980
                                                                                      -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................... $   60,071   $  58,858
                                                                                      =======      ======


SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings ...................................................... $   29,905   $  33,478
Income taxes paid ................................................................      6,100       5,220
Income taxes refunded ............................................................          0          88
Loans transferred to real estate owned ...........................................        857         792
Loan charge-offs .................................................................      3,415       2,133
Tax certificate charge-offs net of recoveries ....................................        353       1,626
Common stock dividend declared and not paid until July ...........................        524         412
Increase in equity for the tax effect related to the exercise of employee stock
  options.........................................................................         78          15
Accrual for the purchase of tax certificates paid in July ........................      8,746      10,918
Change in net unrealized appreciation on debt securities available for sale ......    (10,515)      2,268
Change in deferred taxes on net unrealized appreciation on debt securities
  available for sale .............................................................     (4,056)        875
Change in stockholders' equity from net unrealized appreciation on debt securities
  available for sale, less related deferred income taxes .........................     (6,459)      1,393
                                                                                      =======      ======


                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

BankAtlantic Bancorp, Inc.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.   PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BankAtlantic Bancorp, Inc. ("BBC") is a unitary savings bank holding company. BBC's primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary, and BBC's principal activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. BankAtlantic's subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. All significant inter-company balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly BBC's consolidated financial condition at June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and the consolidated cash flows for the six months ended June 30, 1996 and 1995. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in BBC's Annual Report on Form 10K for the year ended December 31, 1995 and the March 31, 1996 Form 10Q.

2.   SALE OF MORTGAGE-BACKED SECURITIES

     During the three and six months ended June 30, 1996, BBC sold $84.0 million and $136.6 million of adjustable rate mortgage-backed securities, $0 and $20.5 million of 15 year mortgage-backed securities and $5.9 million and $5.9 million of seven year balloon mortgage-backed securities for gains of $1.7 million and $3.9 million, respectively. Proceeds of $167.0 million from the sales as well as securities principal repayments were used to purchase treasury notes with an average yield of 6.13% and maturities in 1998.

3.  EQUITY CAPITAL

     The follow table sets forth the changes in common stockholders' equity for the six months ended June 30, 1996 before net realized appreciation of debt securities available for sale:

                                                                Common       Additional       Retained
                                                                 Stock    Paid in Capital     Earnings
                                                                 -----    ---------------     --------
(in thousands)
Balance at December 31, 1995 .............................    $    106      $  48,905         $ 65,817
Proceeds from issuance of Class A Common Stock, net ......          12         17,993                0
Exercise of 1984 stock options ...........................           1            342                0
Net income on common shares ..............................           0              0           10,259
Dividends on common stock ................................           0              0           (1,058)
25% stock split...........................................          30            (30)               0
                                                               -------       --------          -------
Balance as of June 30, 1996 ..............................    $    149      $  67,210         $ 75,018
                                                               =======       ========          =======

   On July 9, 1996, the Board of Directors declared a common stock split effected in the form of a 25% stock dividend, payable in Class A Common Stock to BBC's Class A and Class B common shareholders of record on July 19, 1996. The stock dividend is payable in Class A Common Stock regardless of the class of shares held. Where appropriate, amounts throughout this report have been adjusted to reflect the stock dividend.

     On May 21, 1996 the shareholders approved the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of options to acquire up to 1.0 million shares of Class A Common Stock. The 1996 Plan expires on April 2, 2006. On July 9, 1996, 274,868 of incentive stock options and 219,195 of non-qualifying stock options were granted pursuant to the 1996 Stock Option Plan to all officers of BankAtlantic. All of the incentive and non-qualifying stock options are exercisable for BBC's Class A Common Stock, with an exercise price equal to the fair market value at the date of grant ($11.20), expire ten years from the date of grant and are exercisable any time after five years from the date of grant.

4.   TAX CERTIFICATES

   At June 30, 1996, other liabilities included a $8.7 million liability associated with the purchase by BankAtlantic of tax certificates. The liability was paid in July 1996.











5.  ACCOUNTING  FOR  TRANSFERS  AND  SERVICING  OF  FINANCIAL   ASSETS  AND
    EXTINGUISHMENTS OF LIABILITIES

   In June 1996 the FASB issued Statement of Financial Accounting Standards No. 125 ("FAS 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS 125 requires sales recognition if after the transfer of an asset, the institution surrenders control of the asset. Furthermore, the statement requires liabilities and derivatives incurred by the transferor as part of a transfer of financial assets to be measured at fair value and FAS 125 also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, and retained interests based on relative fair values at the date of the transfer. Retroactive application is prohibited and the statement is effective for transfers occurring after December 31, 1996. If the above statement were implemented as of June 30, 1996, the effect on BankAtlantic's current operations would be immaterial.

6.  OTHER INFORMATION

   On April 9, 1996, BankAtlantic entered into an agreement to acquire Bank of North America Bancorp ("BNAB") for approximately $54.0 million in cash. The acquisition will be accounted for as a purchase for financial reporting purposes. BNAB's primary asset is its wholly owned subsidiary, Bank of North America ("BNA"), a Florida chartered commercial bank. BNA has 13 branches with 11 located in Broward county, and one in Dade county and one in Palm Beach county. Closing of the acquisition is expected to occur in the fourth quarter of 1996, subject to certain conditions including receipt of all required regulatory approvals. For a further discussion on the potential purchase of BNAB and selected pro forma combined financial data see BBC's Quarterly Report on Form 10Q for the quarter ended March 31, 1996.

     On July 3, 1996, BBC closed a public offering of $57.5 million of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible at an exercise price of $12.80 per share into an aggregate of 4,492,188 shares of Class A Common Stock. Net proceeds to BBC were $55.2 million net of underwriting discount and offering expenses. BBC contributed $35.0 million of the proceeds to BankAtlantic which will be utilized for general corporate purposes, including possible future acquisitions such as the acquisition of BNAB discussed above. The remaining net proceeds will be utilized by BBC for general corporate purposes including, the repurchase of up to one million shares of BBC common stock. Any common stock repurchase is dependent upon market conditions and is subject to compliance with all applicable securities laws. The 6 3/4% Debentures are not common stock equivalents and therefore, will not affect net income per common and common equivalent share. However, convertible securities, if dilutive, are always included in net income per common and common equivalent share assuming full dilution. Fully diluted income per common share will assume the hypothetical conversion of the 6 3/4% Debentures by excluding the interest charges of the 6 3/4% Debentures from fully diluted net income and by increasing the weighted average number of common and common equivalent shares outstanding assuming full dilution.

7.  RECLASSIFICATIONS

   Certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

   BBC's net income available for common stockholders for the quarter ended June 30, 1996 was $5.5 million or $.36 primary and fully diluted earnings per common and common equivalent share compared to $4.7 million or $.36 primary earnings per common and common equivalent share and $.35 fully diluted earnings per common and common equivalent share for the quarter ended June 30, 1995. BBC's net income available for common stockholders for the six months ended June 30, 1996 was $10.3 million or $.69 primary and fully diluted earnings per common and common equivalent share compared to $8.9 million or $.67 primary and fully diluted earnings per common and common equivalent share for the six months ended June 30, 1995.

   Net interest income after provision for loan losses was $16.2 million for the June 30, 1996 quarter compared to $14.6 million for the quarter ended June 30, 1995. During the 1996 quarter, total interest income increased by $170,000 primarily due to higher interest earned on loans, partially offset by lower interest income on securities and investments. This increase in loan interest income reflects higher average balances resulting from the purchase of $199.8 million of residential, first mortgage loans as well as loan originations. The decline in interest income on securities and investments resulted from lower average balances primarily due to principal repayments and the sale of $163.0 million of mortgage-backed securities available for sale during the six months ended June 30, 1996. During the three months ended June 30, 1996 total interest expense was $15.1 million compared to $16.7 million during the comparable 1995 period. Higher interest expense on deposits and subordinated debentures was offset by lower interest expense on FHLB advances and securities sold under agreements to repurchase. The increase in deposit interest expense resulted from higher deposit average balances. The subordinated debenture interest expense resulted from the $21.0 million issuance of 9% debentures during the latter part of 1995. The decline in interest expense on FHLB advances and securities sold under agreements to repurchase primarily resulted from lower average balances and secondarily from lower rates during 1996 compared to 1995. The lower average balances reflect higher deposit average balances as well as the receipt in March 1996 of $18.4 million of proceeds from the public offering of Class A Common Stock of which $14 million was contributed by BBC to the capital of BankAtlantic. The provision for loan losses was $1.5 million for the three months ended June 30, 1996 compared to $1.2 million during the comparable 1995 period. The increased 1996 provision resulted from $209,000 of higher net consumer loan charge-offs in the 1996 period compared to the same period during 1995. Non-interest income was $6.7 million for the three months ended June 30, 1996 compared to $5.4 million for the comparable 1995 period. The $1.4 million increase primarily related to $869,000 of higher ATM and transaction account fee income, and a $402,000 increase in gains on sales of assets. Non-interest expense for the quarter ended June 30, 1996 was $13.7 million compared to $12.3 million for the same period in 1995. The net increase of $1.4 million reflects decreased gains on the sale of foreclosed assets, higher employee compensation costs, and increased occupancy and equipment expenses, partially offset by a decline in the provision for tax certificate losses and lower legal fees. The increased employee compensation and occupancy and equipment expense primarily related to the opening of seven additional branches since June 30 1995. The 1995 provision for income taxes was reduced by $311,000 due to a reduction in the deferred tax asset valuation allowance.

   Net interest income after provision for loan losses was $31.7 million for the six months ended June 30, 1996 compared to $29.3 million for the comparable 1995 period. Total interest income increased due to higher interest income earned on loans substantially offset by lower interest income from securities. The increased loan interest income resulted from higher loan average balances due to increased loan originations and purchases. The lower securities interest income was caused by lower average balances resulting from sales of mortgage-backed securities and principal paydowns. The lower interest expense resulted from higher deposit average balances and lower short term borrowing average balances and rates during the 1996 period compared to the 1995 period. Non-interest income was $13.5 million for the 1996 six month period compared to $9.3 million during the comparable 1995 period. As discussed under quarterly results, higher gains on the sales of assets and increased ATM and transaction fee income were the primary causes of the increase. Non-interest expense was $28.2 million for the six months ended June 30, 1996 compared to $24.2 million during the comparable 1995 period. The increase was associated with items discussed above for the current quarter. The 1995 provision for income taxes was reduced by $581,000 due to a reduction in the deferred tax asset valuation allowance.

NET INTEREST INCOME

                                                               For the Three Months Ended           For the Six Months Ended
                                                                         June 30,                           June 30,
                                                              ----------------------------       ------------------------------
(In thousands)                                               1996        1995      Change          1996        1995      Change
- -------------                                                ----        ----      ------          ----        ----      ------
Interest and fees on loans ............................   $  21,877   $   17,761  $   4,116    $  42,210  $  33,504    $  8,706
Interest on debt securities available for sale ........       9,226        1,408      7,818       19,726      2,784      16,942
Interest and dividends on investment securities .......       1,655        3,158     (1,503)       2,914      6,424      (3,510)
Interest on mortgage-backed securities held to maturity           0       10,261    (10,261)           0     20,328     (20,328)
Interest on deposits ..................................     (12,333)     (11,773)      (560)     (24,712)   (22,106)     (2,606)
Interest on advances from FHLB ........................        (796)      (1,761)       965       (2,823)    (3,367)        544
Interest on securities sold under agreements to
   repurchase .........................................      (1,469)      (3,090)     1,621       (2,187)    (6,804)      4,617
Interest on subordinated debentures and note payable ..        (498)        (119)      (379)        (994)      (121)       (873)
                                                           --------    ---------   --------     --------    -------     -------
   Net interest income ................................   $  17,662   $   15,845  $   1,817    $  34,134   $ 30,642    $  3,492
                                                           ========    =========   ========     ========    =======     =======


     During the three months ended June 30, 1996 compared to the same period in 1995, the increase in interest and fees on loans reflects higher average balances resulting from loan fundings, and loan purchases partially offset by lower rates earned on residential and consumer loans. Loan fundings for portfolio were $356.9 million for the six months ended June 30, 1996 compared to $263.0 million for the comparable 1995 period. During the six months ended June 30, 1996 BankAtlantic purchased for portfolio $23.9 million of adjustable rate and $175.9 million of fixed rate residential first mortgage loans from various mortgage bankers and financial institutions located in various states. As a result, total loans receivable, net increased from $828.6 million at December 31, 1995 to $1.1 billion at June 30, 1996. The decrease in yields earned on residential loans resulted from an increase in adjustable rate loan balances and the purchased loans discussed above. Adjustable rate residential loans increased from $74.2 million at June 30, 1995 to $173.9 million at June 30, 1996. Yields on consumer loans were lower due to the origination of lower yielding loans during the latter part of 1995 and 1996 as well as payoffs of higher yielding loans. In December 1995, all mortgage-backed and investment securities, excluding tax certificates, then classified as held-to-maturity were reclassified as available for sale; therefore, during 1996 there were no mortgage-backed securities heldfor investment. The decline in interest on securities and investments resulted from principal repayments and the sale of $163.0 million of mortgage-backed securities available for sale during the six months ended June 30, 1996. The decline in average balances on securities and investments from the above sale were partially offset by the $187.2 million purchase of treasury notes during the second quarter of 1996.

     The increase in interest on deposits resulted from higher average deposit balances during 1996 partially offset by lower deposit rates. Average deposit balances increased from $1.1 billion for the three months ended June 30, 1995 to $1.2 billion during the comparable 1996 period, whereas average deposits rates declined from 4.13% during the 1995 quarter to 4.01% during the 1996 quarter. The decline in the deposit rates reflects a lower short term rate environment during 1996 compared to 1995. The decrease in interest expense on advances from FHLB and securities sold under agreements to repurchase was primarily due to lower average balances and average rates. Advances from FHLB and securities sold under agreements to repurchase average balances during the quarter decreased from $118.7 million and $213.8 million during 1995 to $53.6 million and $117.3 million, respectively during 1996. Furthermore, average rates paid on advances from FHLB and securities sold under agreements to repurchase declined from 5.99% and 5.78% during the 1995 three month period to 5.94% and 4.89%, respectively during the same period in 1996. The lower average balance of advances from FHLB and securities sold under agreements to repurchase resulted from increased deposit balances, the contribution to capital of BankAtlantic by BBC from BBC's issuance of subordinated debentures and Class A Common Stock and the sales of mortgage-backed securities discussed above. Interest on subordinated debentures and note payable relates to the $21.0 million of Debentures issued in September and October 1995 and a $4.0 million note issued in March 1995.

     During the six months ended June 30, 1996, net interest income increased by $3.5 million. The increase in total interest income was impacted by higher loan average balances partially offset by lower securities and investment average balances. Loan average balances increased from $691.4 million during the six months ended June 30, 1995 to $898.5 million during the comparable 1996 period. Securities and investments average balances declined from $880.5 million during the six months ended June 30, 1995 to $682.4 million during the comparable 1996 period. The yields on interest earning assets increased from 7.99% for the 1995 six month period to 8.20% during the same period in 1996. The higher yields reflect a change in the mix of interest earning assets. Average loan balances increased from $694.5 million to during the six months ended June 30, 1995 to $898.5 million during the comparable 1996 period, whereas, average securities balances declined from $883.4 million during the six month period in 1995 to $682.4 million during the comparable period in 1996. f The average yield on loans was 9.40% for the six months ended June 30, 1996 compared to 9.69% during the comparable 1995 period, while the average yield on securities was 6.69% during the 1995 six month period compared to 6.64% for the comparable 1996 period. The decrease in total interest expense was primarily related to the items discussed above for the quarter.

PROVISION FOR LOAN LOSSES

   The provision for loan losses for second quarter 1996 was $1.5 million compared to $1.2 million during the comparable 1995 period. The provision for the 1996 quarter reflects $945,000 of consumer loan net charge-offs compared to $736,000 during the 1995 quarter and $10,000 of commercial loan net charge-offs in 1996 compared to $155,000 of net recoveries during 1995. In addition, residential loan net charge-offs were $0 during the 1996 quarter and $124,000 during the 1995 quarter. The increase in 1996 second quarter consumer loan net charge-offs related to a $400,000 increase in indirect automobile loan net charge-offs. BankAtlantic re-entered indirect consumer lending with the acquisition of MegaBank which was active in indirect automobile lending. Subject Portfolio net charge-offs during 1996 were $130,000 compared to $136,000 during 1995.

   The provision for loan losses for the six months ended June 30, 1996 increased $1.0 million from the comparable 1995 period. The increase primarily related to $1.0 million of additional consumer loan net charge-offs during 1996 compared to 1995. Net charge-offs from indirect automobile loans were $1.5 million during the 1996 six month period compared to $557,000 during the comparable 1995 period. Subject Portfolio net charge-offs during the 1996 six month period were $408,000 compared to $477,000 during the comparable 1995 period.

     The following table presents the amounts of BBC's risk elements and non-performing assets (in thousands):

                                                June 30,   December 31,
                                                  1996          1995
                                                  ----          ----
Nonaccrual
     Tax certificates .......................   $ 2,954     $  2,044
     Loans ..................................     7,013       11,174
                                                 ------       ------
                                                  9,967       13,218
                                                 ------       ------
Repossessed  Assets:
    Real estate owned .......................     5,771        6,279
    Repossessed assets ......................       433          461
                                                 ------       ------
                                                  6,204        6,740
Contractually past due 90 days or more (1)...       514        1,536
                                                 ------       ------
         Total non-performing assets ........    16,685       21,494
Restructured loans ..........................     3,500        2,533
                                                 ------       ------
          Total risk elements ...............   $20,185      $24,027
                                                 ======       ======

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

   The decrease in total risk elements at June 30, 1996 as compared to December 31, 1995 primarily relates to decreases in non-accrual loans, loans contractually past due 90 days or more, and real estate owned. The above decreases were partially offset by increases in restructured loans and non-accrual tax certificates. The $4.2 million decrease in nonaccrual loans primarily resulted from the restructuring of a $1.4 million commercial real estate loan, the pay-off of a $1.6 million commercial non-residential loan, the foreclosure of a $680,000 office building loan, and the reinstatement of a $391,000 commercial real estate loan to an accruing status The increase in restructured loans reflects the nonaccrual loan restructured above less cash repayments. The decline in real estate owned balances reflects the sale of $1.4 million of properties during the six month period ending June 30, 1996 partially offset by the office building foreclosure discussed above. Furthermore, tax certificate nonaccrual balances increased by $910,000 due to the aging of tax certificates in the portfolio, while loans contractually past due 90 days or more declined by $1.0 million resulting from loan renewals and loan repayments.









NON-INTEREST INCOME

                                                         For the Three Months Ended         For the Six Months Ended
                                                                  June 30,                            June 30,
                                                        ----------------------------       -----------------------------
(In thousands)                                          1996       1995       Change       1996        1995      Change
- --------------                                          ----       ----       ------       ----        ----      ------
Loan servicing and other loan fees .................   $1,106     $  868     $  238      $ 1,944     $1,843     $   101
Gains on sale of loans originated for resale .......      122         91         31          286        153         133
Gains on sale of mortgage servicing rights .........        0      1,023     (1,023)           0      1,023      (1,023)
Gains on sales of debt securities available for sale    1,654          0      1,654        3,946          0       3,946
Realized and unrealized  gains on trading account
   securities ......................................        0        260       (260)           0        573        (573)
Other ..............................................    3,832      3,120        712        7,372      5,751       1,621
                                                        -----      -----      -----       ------      -----      ------
   Total non-interest income .......................   $6,714     $5,362     $1,352      $13,548     $9,343     $ 4,205
                                                        =====      =====      =====       ======      =====      ======

   The increase in loan servicing and other loan fees during the three and six month periods in 1996 compared to the corresponding 1995 period resulted from higher commercial loan commitment fees due to increased loan production, and additional income from mortgage loan penalties and consumer loan late fees. The above increases in fee income were partially offset by lower net servicing fee income. The decreased servicing fee income reflects higher amortization of mortgage servicing rights due to increased residential loan prepayments and the acquisition of additional servicing rights.

   During the three and six months ended June 30, 1996 and 1995, BankAtlantic sold $18.1 and $33.4 million and $7.4 and $12.0 million, respectively, of recently originated residential loans for gains as reported in the above table.

     During the three months ended June 30, 1995, BankAtlantic sold $2.4 million of mortgage servicing rights for gains as reported in the above table. These rights related to approximately $199.4 million of loans serviced for others during 1995.

   During the three months ended June 30, 1996, BankAtlantic sold from its available for sale portfolio $84.0 million of adjustable rate mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for gains as reported in the above table. During the six months ended June 30, 1996, BankAtlantic sold from its available for sale portfolio $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for gains, as reported in the above table.

   The unrealized gain on trading account securities during 1995 relates to two $5.0 million U.S. treasury notes acquired upon the exercise of European put options in 1993. The treasury notes were subsequently sold during August 1995.

   The increase in other non-interest income during the three months ended June 30, 1996 compared to the 1995 period was due to higher fees earned on checking accounts and ATM services. Checking account income and ATM fees were $2.0 million and $1.1 million for the second quarter 1996, respectively, compared to $1.8 million and $498,000 during the comparable 1995 period, respectively. In April 1996 BankAtlantic's ATM network initiated surcharge fees for non-customers. The significant increase in ATM fee income primarily resulted from this surcharge fee. The additional checking account income reflects higher fees earned on overdrafts and demand deposit accounts based on higher balances of transaction accounts.

   The increase in other non-interest income during the six months ended June 30, 1996 compared to the 1995 period was due to the items discussed above, and an increase in lease income. Checking account income and ATM fees were $3.9 million and $1.7 million for six months ended June 30, 1996, respectively, compared to $3.4 million and $937,000 during the comparable 1995 period, respectively. Lease income increased from $305,000 during the 1995 six month period to $513,000 during the comparable 1996 period. The additional lease income resulted from a rent settlement relating to a leased property located in Broward County.

NON-INTEREST EXPENSES

                                             For the Three Months Ended             For the Six Months Ended
                                                       June 30,                             June 30,
                                             ----------------------------       ------------------------------
(In thousands)                               1996      1995      Change          1996        1995       Change
- --------------                               ----      ----      ------          ----        ----       ------
Employee compensation and benefits ....   $  7,051   $  6,274   $    777       $ 14,419   $  12,818    $ 1,601
Occupancy and equipment ...............      2,906      2,598        308          5,691       5,192        499
Federal insurance premium .............        669        705        (36)         1,260       1,392       (132)
Advertising and promotion .............        730        582        148          1,237       1,194         43
Foreclosed asset activity, net ........       (347)    (1,661)     1,314           (509)     (2,824)     2,315
Amortization of cost over fair value of
   net assets acquired ................        306        306          0            612         510        102
Other .................................      2,370      3,492     (1,122)         5,490       5,889       (399)
                                           -------    -------    -------        -------     -------     ------
    Total non-interest expenses .......   $ 13,685   $ 12,296   $  1,389       $ 28,200    $ 24,171    $ 4,029
                                           =======    =======    =======        =======     =======     ======

   The increase in employee compensation and benefits during the three and six months ended June 30, 1996 resulted from the number of full time equivalent employees increasing from 746 at December 31, 1995 to 800 at June 30, 1996 as well as annual salary increases. The increase in the number of employees primarily relates to the opening of seven branches since June 30, 1995. Occupancy and equipment expenses increased due to the new branches mentioned above, higher data equipment maintenance costs and increased depreciation expenses. Depreciation expense increased during the three and six month period by $64,000, and $136,000, respectively. The additional depreciation expense resulted from the purchase of $5.8 million of fixed assets during the six months ended June 30, 1996.

     The increase in advertising and promotion for the three and six months ended June 30, 1996 compared to 1995 resulted from increased advertising for branch openings and lending activities.

   The amortization of cost over fair value of net assets acquired for the three and six months ended June 30, 1996 relates to the acquisition of MegaBank effective February 1, 1995.

   The components of "Foreclosed asset activity, net" were (in thousands):

                                                    For the Three Months    For the Six Months
                                                       Ended June 30,          Ended June 30,
                                                    --------------------    ------------------
Real estate acquired in settlement of loans:           1996      1995         1996       1995
- --------------------------------------------           ----      ----         ----       ----
Operating income, net .......................        $ (140)   $   (49)     $ (153)   $    (79)
Provision for (reversal of) losses on REO....             0          0           0      (1,000)
Net gains on sales ..........................          (207)    (1,612)       (356)     (1,745)
                                                      -----     ------       -----     -------
Foreclosed asset activity, net ..............        $ (347)   $(1,661)     $ (509)   $ (2,824)
                                                      =====     ======       =====     =======

     The lower earnings in foreclosed asset activity, net during the three months ended June 30, 1996 were primarily due to the sale of real estate owned. During the three months ended June 30, 1995, BankAtlantic sold a non-residential real estate property acquired through tax certificate operations for a $1.3 million gain and recognized $300,000 of gains on sales of various REO properties. During the three months end June 30, 1996, BankAtlantic sold a $915,000 non-residential property and various residential properties for a $207,000 gain. The lower foreclosed asset activity, net for the six months ended June 30, 1996 resulted from the sales discussed above and a reversal of the allowance for losses on real estate owned during the six months ended June 30, 1995. This reversal reflected the sales of several parcels of vacant land.

     The decrease in other non-interest expenses during the three months ended June 30, 1996 was caused by $139,000 of lower legal expenses, $509,000 of net recoveries from tax certificates, a $100,000 decrease in charitable contributions, a $100,000 decline in consulting fees, and a decline in general corporate expenses. The decline in legal fees reflects reimbursements of legal fees on restructured loans and lower legal costs relating to the "Subject Portfolio". The net recovery from tax certificates was based on the repayments and recoveries during the quarter. Non-interest expenses during the six months ended June 30, 1996 compared to the same 1995 period declined due to the items discussed above, partially offset by the write-off of $400,000 of expenses associated with the Senior Notes offering which was withdrawn in March 1995. Furthermore, consumer origination expenses, ATM expenses and check losses increased by $109,000, $91,000 and $136,000, respectively, during the 1996 six month period.

FINANCIAL CONDITION

   BankAtlantic's total assets at June 30, 1996 were $1.98 billion compared to $1.75 billion at December 31, 1995. Loans receivable, net and tax certificates increased by $278.9 million and $30.3 million, respectively. The increase in loans receivable, net reflects $199.8 million of residential loan purchases and $356.9 million of loan fundings for portfolio. The loan fundings were partially offset by $275.8 million of loan principal repayments. The higher tax certificate balances reflects $55.6 million of tax certificate purchases ($49.8 million at auction) partially offset by $25.6 million of tax certificate redemptions. Debt securities available for sale decreased by $91.7 million. The decline in debt securities available for sale reflects the sale of $163.0 million of mortgage-backed securities and $106.1 million of principal reductions, partially offset by the purchase of $187.2 million of treasury notes.

   At June 30, 1996 total deposits and securities sold under agreements to repurchase increased by $61.6 million and $134.5 million, respectively, whereas, FHLB advances declined by $26.8 million. The increase in deposits resulted from insured money fund deposit and interest free checking growth. Insured money fund deposits and interest free checking increased from $249.3 million and $99.0 million at December 31, 1995 to $296.8 million and $106.4 million at June 30, 1996, respectively, The deposit inflows, additional securities sold under agreements to repurchase, proceeds from mortgage-backed securities sales, principal repayments, and the $14.0 million contributed to BankAtlantic's capital by BBC from the proceeds from the issuance of Class A Common Stock were used to fund loan growth, tax certificate purchases, and treasury note purchases.

LIQUIDITY AND CAPITAL RESOURCES

     On July 3, 1996, BBC closed the public offering of $57.5 million of its 6 3/4% Debentures due July 1, 2006. The 6 3/4% Debentures are convertible into Class A Common Stock at an exercise price of $12.80 per share; representing an aggregate of 4,492,188 shares of Class A Common Stock. Net proceeds to BBC were $55.2 million net of underwriting discount and offering expenses. BBC contributed $35.0 million of the proceeds to BankAtlantic which will be utilized for general corporate purposes, including possible future acquisitions. BBC cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distribution of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment of distribution specified above (a "Redemption Date"), BBC retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the 6 3/4% Debentures and on BBC's 9% Subordinated Debentures due 2005 (the "9% Debentures") following such Declaration Date or Redemption Date, as the case may be. Any interest payment made by BBC with respect to the 6 3/4% Debentures or the 9% Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which BBC shall be required to retain pursuant to the foregoing provision. The remaining net proceeds will be utilized by BBC for general corporate purposes including, the repurchase of up to one million shares of BBC common stock. Any common stock repurchase is dependent upon market conditions and is subject to compliance with all applicable securities laws. Payment of interest and ultimate repayment of the 6 3/4% and 9% Debentures is significantly dependent upon the operations of and distributions from BankAtlantic.

     BBC's primary sources of funds during the first six months of 1996 were from the public offering of its Class A Common Stock and dividends from BankAtlantic. The primary use of funds during the six month period was to contribute $14 million of capital to BankAtlantic, pay cash dividends to common stockholders and interest expense on its outstanding 9% Debentures. It is anticipated that funds for such interest and dividend payments will continue to be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding 6 3/4% Debentures and 9% Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the 6 3/4% Debentures and 9% Debentures are in part dependent upon BankAtlantic's ability to pay dividends to BBC.

   BankAtlantic's primary sources of funds during the first six months of 1996 were from operations, principal collected on loans, mortgage-backed securities, investment securities, sales of debt securities available for sale, deposits inflows, proceeds from the capital contribution from BBC of a portion of the proceeds of the public offering of Class A Common Stock., securities sold under agreements to repurchase, and advances from borrowers for taxes and insurance. These funds were primarily utilized for loan fundings, repayments of FHLB advances, and the purchase of tax certificates and treasury notes. At June 30, 1996, BankAtlantic met all applicable liquidity and regulatory capital requirements.

   Commitments to originate loans at June 30, 1996 were $90.9 million compared to $64.2 million at June 30, 1995. Commitments to purchase debt securities available for sale were $10.0 million at June 30, 1996 and $0 at June 30, 1995. BankAtlantic expects to fund the 1996 loan commitments from loan and debt securities available for sale repayments. At June 30, 1996, loan commitments were 8.20% of loans receivable, net.

At June 30, 1996, BankAtlantic's regulatory capital position was:

                                            Tangible              Core          Total Risk-Based
                                             Capital             Capital             Capital
                                        -----------------   -----------------   -------------------
(Dollars in thousands)                   Balance       %      Balance      %     Balance        %
- ----------------------                  ---------    ----   ---------    ----   ---------     -----
Capital calculated under GAAP ......   $ 153,064            $  153,064          $ 153,064
Adjustments:
Non-includable subsidiaries ........        (110)                 (110)              (110)
Unrealized holding losses ..........         726                   726                726
Non-qualifying intangible assets ...     (10,768)              (10,768)           (10,768)
Allowable allowance for loan and tax
certificate losses .................           0                     0             15,939
                                       ---------     ----     ---------  ----    ---------   -----
Regulatory capital .................     142,912     7.28%      142,912  7.28%    158,851    12.49%
Required minimum capital ...........      29,444     1.50%       58,889  3.00%    102,401     8.00%
                                       ---------    -----     ---------  ----    ---------   -----
Excess regulatory capital ..........   $ 113,468     5.78%    $  84,023  4.28%  $  56,450     4.49%
                                       =========    =====     =========  ====    =========   =====

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in BBC's Annual Report on Form 10K for the year ended December 31, 1995. At June 30, 1996, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 7.28%, 11.24% and 12.49%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well capitalized institution.

     On August 8, 1995, the FDIC established a reduced deposit insurance assessment rate schedule of 4 to 31 basis points ($.04 to $.31 for every $100 of assessable deposits) for BIF members retroactive to May 1995. The FDIC further reduced the premiums applicable to BIF deposits, effective January 1, 1996, to a minimum flat fee of $2,000 to a maximum assessment of 27 basis points. Under the new assessment rate schedule, approximately 92% of BIF members will pay only the minimum fee while SAIF members retain the existing assessment rate schedule of 23 to 31 basis points. BankAtlantic pays deposit insurance premiums primarily to the SAIF and secondarily, to the BIF in connection with the deposits it acquired as a result of the acquisition of MegaBank. At June 30, 1996, BankAtlantic had approximately $135 million of deposits subject to BIF premiums and $1.2 billion subject to SAIF premiums.

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

     On August 9, 1996, Congress passed the Small Business Job Protection Act of 1996 (the "Act"). Included in the Act was the repeal of the thrift bad debt deduction for income tax purposes, and a change in the bad debt reserve recapture rules. As a result of the change in the recapture rules BBC will not have to recapture its base year bad debt reserve of approximately $3.2 million upon conversion to a commercial bank. BBC is presently evaluating the impact of the Act and the costs associated with a conversion to a commercial bank.

     Except for the residential loan servicing operation, all data processing functions are currently performed by BankAtlantic. On April 24, 1996, BankAtlantic signed a contract with M&I Data Services, a division of the Marshall & Ilsley Corporation, ("M&I") to provide data processing services for seven years. The conversion to the M&I service bureau is anticipated to be completed in the fourth quarter of 1996. The purpose of the conversion is to increase capacity as well as improve customer service. The estimated annual expenses for the service bureau are approximately $2.4 million. The additional costs associated with the conversion are anticipated to be $2.1 million in technology upgrades, primarily computer equipment.

     On April 9, 1996, BankAtlantic entered into an agreement to acquire Bank of North America Bancorp ("BNAB") for approximately $54.0 million in cash. The acquisition will be accounted for as a purchase for financial reporting purposes. BNAB's primary asset is its wholly owned subsidiary, Bank of North America ("BNA"), a Florida chartered commercial bank. BNA has 13 branches with 11 located in Broward county, and one in Dade county and one in Palm Beach county. Closing of the acquisition is expected to occur in the fourth quarter of 1996, subject to certain conditions including receipt of all required regulatory approvals.

                                OTHER INFORMATION

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERs

       The registrant held an Annual Meeting of Stockholders on May 21, 1996. At the meeting two directors were elected by a vote of 8,808,935 for and 303,327 against and the BankAtlantic Bancorp 1996 Stock Option Plan was adopted by a vote of 6,500,884 for, 1,813,241 against and 16,581 abstaining.

EXHIBITS AND REPORTS ON FORM 8K

       A report on Form 8K, dated April 19, 1996 was filed with the Securities and Exchange Commission relating to the execution by BankAtlantic, A Federal Savings Bank of an agreement to acquire Bank of North America Bancorp, Inc. together with a copy of the Stock Purchase Agreement relating thereto filed pursuant to Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BANKATLANTIC BANCORP, INC.





 August 14, 1996                         By:    /s/Alan B. Levan
 ---------------                               --------------------------
      Date                                           Alan B. Levan
                                                Chief Executive Officer/
                                                       Chairman



 August 14, 1996                         By:    /s/Jasper R. Eanes
 ---------------                               --------------------------
      Date                                          Jasper R. Eanes
                                               Executive Vice President/
                                                Chief Financial Officer