Form 10-Q
period 1996-09-30
BANKATLANTIC BANCORP INC
filed 1996-10-28
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                         ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                (954) 760-5000
              (Registrant's telephone number, including area code)
                                 Not Applicable
Former name, former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           YES [X]                                    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.
                                                          Outstanding at
Title of Each Class                                    September 30 , 1996
-------------------                                   --------------------

Class A Common Stock, par value $0.01 per share               4,137,353
Class B Common Stock, par value $0.01 per share              10,582,980





BankAtlantic Bancorp, Inc.


                                TABLE OF CONTENTS




FINANCIAL INFORMATION                                             Page Reference


Financial Statements......................................................1 - 10

Consolidated Statements of Financial Condition  - September 30, 1996
 (unaudited)and December 31, 1995..............................................1



Consolidated Statements of Operations - Unaudited for the Three and
 Nine Months Ended September 30, 1996 and 1995.................................2


,
Consolidated Statements of Cash Flows - Unaudited for the Nine Months
Ended September 30, 1996 and 1995..........................................3 - 4



Notes to Consolidated Financial Statements - Unaudited....................5 - 10


Management's Discussion and Analysis of Results of Operations and
 Financial Condition.................................................... 11 - 18




OTHER INFORMATION


Legal Proceedings............................................................ 19


Exhibits .................................................................... 19


Signatures................................................................... 20

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.



           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                                                            1996          1995
                                                                                                            ----          ----
ASSETS
(In thousands, except share data)
Cash and due from depository institutions .............................................................$    78,901    $   69,867
Investment securities-net, held to maturity, at cost which approximates market value ..................     65,818        49,856
Loans receivable, net .................................................................................  1,264,616       828,630
Debt securities available for sale, at market value ...................................................    615,726       691,803
Accrued interest receivable ...........................................................................     16,897        14,553
Real estate owned, net ................................................................................      5,451         6,279
Office properties and equipment, net ..................................................................     47,132        40,954
Federal Home Loan Bank stock, at cost which approximates market value .................................     10,849        10,089
Mortgage servicing rights .............................................................................     23,421        20,738
Deferred tax asset, net ...............................................................................      2,537             0
Cost over fair value of net assets acquired ...........................................................      9,905        10,823
Other assets ..........................................................................................     29,227         7,097
                                                                                                        -----------     ---------
TOTAL ASSETS ..........................................................................................$ 2,170,480    $1,750,689
                                                                                                        ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits ..............................................................................................$ 1,352,169 $   1,300,377
Advances from FHLB ....................................................................................    216,985       201,785
Federal funds purchased ...............................................................................          0         1,200
Securities sold under agreements to repurchase ........................................................    290,423        66,237
Subordinated debentures and note payable ..............................................................     78,500        21,001
Drafts payable ........................................................................................        537           796
Deferred tax liabilities, net .........................................................................          0           744
Advances by borrowers for taxes and insurance .........................................................     56,647        15,684
Other liabilities .....................................................................................     35,492        22,304
                                                                                                         ---------     ---------
TOTAL LIABILITIES .....................................................................................  2,030,753     1,630,128
                                                                                                         ---------     ---------


Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized: none issued and outstanding ..........          0             0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued and outstanding,
  4,137,353 and zero shares ...........................................................................         41             0
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued and outstanding,
  10,582,980 and 10,592,999 shares ....................................................................        106           106
Additional paid-in capital ............................................................................     64,031        48,905
Retained earnings .....................................................................................     75,559        65,817
                                                                                                            ------        ------
Total stockholders' equity before net unrealized appreciation (depreciation) on debt securities
    available for sale - net of deferred income taxes .................................................    139,737       114,828
Net unrealized appreciation (depreciation) on debt securities available for sale - net of
    deferred income taxes .............................................................................        (10)        5,733
                                                                                                           -------        -------
TOTAL STOCKHOLDERS' EQUITY ............................................................................    139,727       120,561
                                                                                                           -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................................$ 2,170,480    $1,750,689
                                                                                                        ===========   ===========
           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                                    For the Three Months              For the Nine Months
(In thousands, except share data)                                    Ended September 30,               Ended September 30,
                                                                    ---------------------             ---------------------
INTEREST INCOME:                                                      1996            1995            1996            1995
                                                                      ----            ----            ----            ----
Interest and fees on loans .................................   $     27,277      $   19,127     $    69,487    $     52,631
Interest on debt securities available for sale .............          9,313           1,342          29,039           4,126
Interest and dividends on investment securities ............          1,931           3,387           4,845           9,811
Interest on mortgage-backed securities held to maturity ....              0           9,827               0          30,155
                                                                     ------          ------         -------          ------
Total interest income ......................................         38,521          33,683         103,371          96,723
                                                                     ------          ------         -------          ------
INTEREST EXPENSE:
Interest on deposits .......................................         12,644          12,243          37,356          34,349
Interest on advances from FHLB .............................          2,625           2,203           5,448           5,589
Interest on securities sold under agreements to repurchase .          2,846           2,101           5,033           8,886
Interest on subordinated debentures and other borrowings ...          1,495             157           2,489             278
                                                                     ------          ------         -------          ------
Total interest expense .....................................         19,610          16,704          50,326          49,102
                                                                     ------          ------          ------          ------
NET INTEREST INCOME ........................................         18,911          16,979          53,045          47,621
Provision for loan losses ..................................          1,869           1,436           4,264           2,817
                                                                     ------          ------         -------          ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........         17,042          15,543          48,781          44,804
                                                                     ------          ------          ------          ------
NON-INTEREST INCOME:
Loan servicing and other loan fees .........................            956             885           2,900           2,728
Gains on sales of loans originated for resale ..............              1              49             287             202
Realized gains on trading account securities ...............              0              16               0             589
Gains on sales of mortgage servicing rights ................          2,554           1,721           2,554           2,744
Gains on sales of debt securities available for sale .......              0               0           3,946               0
Other ......................................................          3,796           2,892          11,168           8,643
                                                                     ------          ------         -------          ------
Total non-interest income ..................................          7,307           5,563          20,855          14,906
                                                                      -----           -----          ------          ------
NON-INTEREST EXPENSE:
Employee compensation and benefits .........................          7,422           6,572          21,841          19,390
Occupancy and equipment ....................................          2,980           2,772           8,671           7,964
Federal insurance premium ..................................            689             705           1,949           2,097
Advertising and promotion ..................................            394             528           1,631           1,722
Foreclosed asset activity, net .............................            (36)           (495)           (545)         (3,319)
SAIF special assessment  ...................................          7,160               0           7,160               0
Amortization of cost over fair value of net assets acquired             306             306             918             816
Other ......................................................          3,457           2,997           8,947           8,886
                                                                     ------          ------         -------          ------
Total non-interest expense .................................         22,372          13,385          50,572          37,556
                                                                     ------          ------          ------          ------
INCOME BEFORE INCOME TAXES .................................          1,977           7,721          19,064          22,154
Provision for income taxes .................................            886           2,683           7,714           7,799
                                                                     ------          ------         -------          ------
NET INCOME .................................................          1,091           5,038          11,350          14,355
Dividends on non-cumulative preferred stock ................              0             220               0             660
                                                                     ------          ------         -------          ------
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ...............   $      1,091      $    4,818     $    11,350    $     13,695
                                                               ============      ==========     ===========    ============
Net income per common and common equivalent share ..........   $       0.07      $     0.35     $      0.76    $       1.02
                                                               ============      ==========     ===========    ============
Net income per common and common equivalent share,
  assuming full dilution ...................................   $       0.09      $     0.35     $      0.72    $       1.00
                                                               ============      ==========     ===========    ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ............................     15,409,888      13,779,544      15,010,504      13,420,330
                                                                 ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING , ASSUMING FULL DILUTION ..     20,014,559      13,779,544      16,577,100      13,644,486
                                                                 ==========      ==========      ==========      ==========
           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          FOR THE NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          -------------------
OPERATING ACTIVITIES:                                                                       1996        1995
                                                                                            ----        ----
Net income ...........................................................................$    11,350   $  14,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ............................................................      4,264       2,817
Reversal of allowance for losses on real estate owned ................................       (200)     (1,400)
Depreciation .........................................................................      2,608       2,366
Amortization of  mortgage servicing rights ...........................................      5,041       3,149
Increase in deferred income taxes ....................................................        171         744
Net accretion (amortization) of securities ...........................................         35        (421)
Realized gains on trading account securities .........................................          0        (589)
Proceeds from sales of trading account securities ....................................          0       9,524
Net amortization of deferred loan origination fees ...................................     (1,013)       (764)
Gains on sales of real estate owned ..................................................       (346)     (1,985)
Net (gains) losses on sales of property and equipment ................................         66         (18)
Gains on sales of mortgage servicing rights ..........................................     (2,554)     (2,744)
Gains on sales of debt securities available for sale .................................     (3,946)          0
Proceeds from loans originated for resale ............................................     45,085      20,718
Fundings of loans for resale .........................................................    (46,609)    (28,399)
Gains on sales of loans originated for resale ........................................       (287)       (202)
Recovery from tax certificate losses .................................................       (259)        (65)
Amortization of dealer reserve .......................................................      1,579       1,456
Amortization of cost over fair value of net assets acquired ..........................        918         816
Net accretion of purchase accounting adjustments .....................................       (244)       (277)
Amortization of  borrowings deferred costs ...........................................        137          72
Decrease (increase) in accrued interest receivable ...................................     (2,344)        877
Decrease (increase) in other assets ..................................................     (3,675)      2,480
Write-off of property and equipment ..................................................        263           0
Increase in other liabilities ........................................................     13,184       3,085
Increase (decrease) in drafts payable ................................................       (259)         64
                                                                                           ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................     22,965      25,659
                                                                                           ------      ------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment securities .....................     40,307     112,488
Purchase of investment securities ....................................................    (56,010)    (68,021)
Proceeds from sale of debt securities available for sale .............................    166,985         852
Principal collected on debt securities available for sale ............................    135,642       9,130
Purchase of debt securities available for sale .......................................   (231,765)          0
Mortgage-backed securities purchased .................................................          0     (75,262)
Principal collected on mortgage-backed securities ....................................          0      74,852
Proceeds from sale of FHLB stock .....................................................      1,249           0
FHLB stock acquired ..................................................................     (2,009)          0
Principal reduction on loans .........................................................    432,526     314,066
Loan fundings for portfolio  .........................................................   (555,573)   (431,343)
Loans purchased ......................................................................   (315,247)     (9,930)
Additions to dealer reserve ..........................................................     (2,196)     (2,653)
Proceeds from sales of real estate owned .............................................      2,611       5,488
Mortgage servicing rights acquired ...................................................    (19,042)     (5,117)
Proceeds from sales of mortgage servicing rights .....................................      3,051       8,340
Repayment of advances to joint ventures ..............................................          0       1,239
Additions to office property and equipment ...........................................     (9,115)     (3,601)
Proceeds from sales of property and equipment ........................................          0          18
Purchase of MegaBank, net of cash acquired ...........................................          0     (14,914)
Escrow deposit for the purchase of Bank of North America Bancorp......................     (5,000)          0
                                                                                          --------    -------
NET CASH USED BY INVESTING ACTIVITIES  ...............................................   (413,586)    (84,368)
                                                                                          -------     -------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)

               CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                                   (CONTINUED)


                                                                                   FOR THE NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                   -------------------
                                                                                     1996       1995
                                                                                     ----       ----
FINANCING ACTIVITIES:
Net increase in deposits ......................................................$    19,119   $  10,573
Interest credited to deposits .................................................     32,688      31,588
Repayments of FHLB advances ...................................................   (438,755)   (432,050)
Proceeds from FHLB advances ...................................................    453,955     390,000
Net increase in securities sold under agreements to repurchase ................    224,186        (857)
Net increase (decrease) in federal funds purchased ............................     (1,200)      3,000
Net proceeds from issuance of subordinated debentures .........................     55,137      18,983
Proceeds from  note payable ...................................................          0       3,931
Repayment of note payable .....................................................         (1)     (3,999)
Issuance of common stock, net .................................................     18,337       1,398
Payments to acquire and retire treasury stock .................................     (3,259)          0
Receipts of advances by borrowers for taxes and insurance .....................     40,963      33,003
Preferred stock dividends paid ................................................          0        (660)
Common stock dividends paid ...................................................     (1,515)     (1,205)
                                                                                   -------      ------
NET CASH PROVIDED  BY FINANCING ACTIVITIES ....................................    399,655      53,705
                                                                                   -------      ------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS .............................      9,034      (5,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................     69,867      55,980
                                                                                   -------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................$    78,901   $  50,976
                                                                               ===========   =========

SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings ...................................................$    47,372   $  48,870
Income taxes paid .............................................................      8,000       7,070
Income taxes refunded .........................................................          0          88
Loans transferred to real estate owned ........................................      1,237         792
Proceeds receivable from sales of mortgage servicing rights ...................     10,821           0
Loan charge-offs ..............................................................      5,518       3,803
Tax certificate charge-offs, net of recoveries ................................        142       1,533
Common stock dividend declared and not paid until October .....................        550         464
Increase in equity for the tax effect related to the exercise of employee stock
  options .....................................................................         89          86
Change in net unrealized appreciation (depreciation)on debt securities
  available for sale ..........................................................     (9,349)      2,321
Change in deferred taxes on net unrealized  appreciation (depreciation)on debt
  securities available for sale ...............................................     (3,606)        902
Change in stockholders' equity from net unrealized appreciation (depreciation)
  on debt securities available for sale, less related deferred income taxes ...     (5,743)      1,419
                                                                                    ======       =====


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

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly BBC's consolidated financial condition at September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and the consolidated cash flows for the nine months ended September 30, 1996 and 1995. Such adjustments, exclusive of the SAIF special assessment, consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in BBC's Annual Report on Form 10K for the year ended December 31, 1995 and the Form 10Q for each of the periods ended March 31, 1996 and June 30, 1996.


2.  EQUITY CAPITAL

     The follow table sets forth the changes in common stockholders' equity for the nine months ended September 30, 1996 before net unrealized appreciation (depreciation) of debt securities available for sale:



                                                                Additional
                                                        Common   Paid in    Retained
(in thousands)                                          Stock    Capital    Earnings
                                                        -----    -------    --------
Balance at December 31, 1995 ......................$      106   $ 48,905   $ 65,817
Proceeds from issuance of Class A Common Stock, net        12     17,992          0
Exercise of 1984 stock options ....................         1        421          0
Net income ........................................         0          0     11,350
Dividends on common stock .........................         0          0     (1,608)
25%  stock split...................................        30        (30)         0
Purchase and retirement of treasury stock .........        (2)    (3,257)         0
                                                   ----------   --------   --------
Balance at September 30, 1996 .....................$      147   $ 64,031   $ 75,559
                                                   ==========   ========   ========

     On July 9, 1996, the Board of Directors declared a common stock split effected in the form of a 25% stock dividend, payable in Class A common stock to BBC's Class A and Class B common shareholders of record on July 19, 1996. The stock dividend was payable in Class A common stock regardless of the class of shares held. Where appropriate, amounts throughout this report have been adjusted to reflect the stock dividend.

     In August 1996, BBC announced a plan to purchase up to one million shares of BBC's common stock. As of September 30, 1996, BBC repurchased in the secondary market 160,000 and 112,500 of Class A and Class B common shares, respectively. These shares were retired at the time of repurchase.

   On May 21, 1996 the shareholders approved the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of options to acquire up to 1.0 million shares of Class A Common Stock. The 1996 Plan expires on April 2, 2006. On July 9, 1996, 274,868 of incentive stock options and
219,195 of non-qualifying stock options were granted pursuant to the BankAtlantic Bancorp 1996 Stock Option Plan to all officers of BankAtlantic. All of the incentive and non-qualifying stock options are exercisable for BBC's Class A Common Stock, with an exercise price equal to the fair market value at the date of grant ($11.20), expire ten years from the date of grant and are exercisable any time after five years from the date of grant.

     During August 1996 the Compensation Committee adjusted the stock options issued pursuant to the BankAtlantic 1984, 1994 and 1996 Stock Option Plans to reflect the 25% stock split. The following table sets forth all outstanding options adjusted for the July 1996 common stock split effected in the form of a 25% stock dividend:


                                            Outstanding   Outstanding
                                              Options        Options
                                              Class B        Class A
                                              -------        -------
Options Outstanding at December 31, 1995     1,254,658             0
Options Issued ..........................            0       395,250
25% stock split .........................      314,226       123,852
Options Exercised .......................      (56,857)            0
Options Canceled ........................      (13,196)       (2,188)
                                               -------        ------
Options Outstanding at September 30, 1996    1,498,831       516,914
                                             =========       =======

Price per share ......................... $4.45 - $7.81   $11.20-$12.20

3.  SALES OF MORTGAGE SERVICING RIGHTS

     During the nine months ended September 30, 1996 and 1995, BankAtlantic sold $11.3 million and $5.6 million, respectively of mortgage servicing rights realizing gains of $2.6 million and $2.7 million, respectively. These mortgage servicing rights related to approximately $736.9 million and $492.1 million, respectively of loans. During the three months ended September 30, 1995, BankAtlantic sold $3.2 million of mortgage servicing rights realizing a $1.7 million gain. These mortgage servicing rights related to approximately $292.7 million of mortgage loans. Included in other assets at September 30, 1996 was a $10.8 million receivable from the sales of mortgage servicing rights. The receivable was collected in October 1996.

4.  SAIF SPECIAL ASSESSMENT

   On September 30, 1996, President Clinton signed in law H.R. 3610, which is intended to recapitalize the SAIF and substantially bridge the assessment rate disparity existing between SAIF and BIF insured institutions. The new law subjects institutions with SAIF assessable deposits, including BankAtlantic, to a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment resulted in a pre-tax charge of approximately $7.2 million for the three and nine months ended September 30, 1996, which is payable not later than November 29, 1996, and, under provisions of the new law, may be treated for tax purposes as a fully deductible "ordinary and necessary business expense" when paid.

5.  ACQUISITION OF BANK OF NORTH AMERICA BANCORP, INC.

   On October 11, 1996, BankAtlantic consummated its acquisition of Bank of North America Bancorp ("BNAB") for $53.8 million in cash. The acquisition was accounted for as a purchase for financial reporting purposes. BNAB's primary asset was its wholly owned subsidiary, Bank of North America ("BNA"), a Florida chartered commercial bank. BNA had assets of $524.7 million and a net loss of $2.5 for the nine months ended September 30, 1996, and net income of $2.2 million for the year ended December 31, 1995.

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






                                                SEPTEMBER 30, 1996
                                                ------------------
(In thousands, except per                                   Adjust-       COMBINED
          share data)                 BBC        BNAB        ments        PROFORMA
                                      ---        ----        -----        --------
ASSETS
Cash ..........................$     78,901   $  29,779   $            $    108,680
Investment securities, net ....      65,818      73,175         13 (1)      139,006
Loans receivable, net .........   1,264,616     393,246      1,604 (1)    1,659,466
Debt securities available for
  sale  .......................     615,726           0                     615,726
Real estate owned .............       5,451       1,017                       6,468
Office properties and equipment      47,132       8,277     (1,738)(1)       53,671
Federal Home Loan Bank stock ..      10,849       2,775                      13,624
Mortgage servicing rights .....      23,421       2,020      2,046 (1)       27,487
Deferred tax asset ............       2,537       2,757        403 (6)        5,697
Cost over fair value of net
  assets acquired .............       9,905         129     18,951 (3)       28,985
Other assets ..................      46,124      11,547                      57,671
                                    --------    --------    --------       --------
TOTAL ASSETS ..................$  2,170,480   $ 524,722   $ 21,279     $  2,716,481
                               ============   =========   ========     ============


                                                    SEPTEMBER 30, 1996
                                                    ------------------
LIABILITIES AND                                                   Adjust-      Combined
  STOCKHOLDERS'  EQUITY               BBC           BNAB           ments        Proforma
                                      ---           ----           -----        --------
Deposits ......................$   1,352,169 $     468,982   $      110(1)    $1,821,261
FHLB advances .................      216,985         5,000           27(1)       222,012
Subordinated debentures .......       78,500             0                        78,500
Other borrowings ..............      290,423         2,022       53,813(2)       346,258
Advances by borrowers for taxes
 and insurance ................       56,647         8,740                        65,387
Other liabilities .............       36,029         4,096        3,211(4)        43,336
                                   ---------       -------       ------        ---------
Total Liabilities .............    2,030,753       488,840       57,161        2,576,754
                                   ---------       -------       ------        ---------

Stockholders'  Equity
Class A Common Stock ..........           41             0            0               41
Class B Common Stock ..........          106           100         (100)             106
Additional paid-in capital ....       64,031        30,000      (30,000)          64,031
Net unrealized depreciation ...          (10)            0            0              (10)
Retained earnings .............       75,559         5,782       (5,782)          75,559
                                     -------        ------      -------          -------
Total Stockholders' Equity ....      139,727        35,882      (35,882)         139,727
                                     -------        ------      -------          -------
Total Liabilities and
Stockholders'
  Equity ......................$   2,170,480 $    524,722   $    21,279       $2,716,481
                               ============= ============   ===========       ==========




                                       FOR THE NINE MONTHS ENDED                                 FOR THE YEAR ENDED
                                           SEPTEMBER 30, 1996                                     DECEMBER 31, 1995
                                           ------------------                                     -----------------
                                                     ADJUST-      COMBINED                               ADJUST-        COMBINED
                              BBC         BNAB        MENTS       PROFORMA        BBC          BNAB       MENTS         PROFORMA
(In Thousands)                ---         ----        -----       --------        ---          ----       -----         --------
Interest income ........$    103,371    $ 30,708   $   (418)   (1)$ 133,661     $ 130,077    $  40,552  $    (558)   (1) $170,071
Interest expense .......      50,326      16,339      2,605 (1)(2)   69,270        65,686       23,016      3,054 (1)(2)   91,756
Provision for loan
  losses................       4,264       3,243          0           7,507         4,182        1,150          0           5,332
Noninterest income .....      20,855         966       (422)   (1)   21,399        19,388        5,204       (563)   (1)   24,029
Noninterest expense (8).      50,572      16,111        294 (1)(3)   66,977        51,160       18,299        615 (1)(3)   70,074
Provision (benefit) for
  income taxes..........       7,714      (1,500)    (1,054)   (6)    5,160        10,018        1,113     (1,336)   (6)    9,795
                        ------------    --------   --------       ---------     ---------    ---------  ---------        --------
Net Income (loss) ......$     11,350    $ (2,519)  $ (2,685)      $   6,146     $  18,419    $   2,178  $  (3,454)       $ 17,143
                        ============    ========   ========       =========     =========    =========  =========        ========

Per common share
  Primary(8)............$       0.76    $ (25.19)                 $    0.41     $    1.21    $   21.78                   $   1.11(7)
                        ============    ========                  =========     =========    =========                   ==========
Fully diluted (8) ......$       0.72    $ (25.19)                 $    0.41     $    1.20    $   21.78                   $   1.10(7)
                        ============    ========                  =========     =========    =========                   ==========
  Average shares
   outstanding:
Primary ................  15,010,504     100,000                 15,010,504    15,010,504      100,000                 13,538,254
                          ==========     =======                 ==========    ==========      =======                 ==========
Fully diluted ..........  16,577,100     100,000                 16,577,100    16,577,100      100,000                 13,667,650
                          ==========     =======                 ==========    ==========      =======                 ==========


(1) Adjustments to fair value of BNAB's loans receivable, mortgage servicing rights, office properties and equipment, certificates of deposit, investments and FHLB advances at September 30, 1996 were approximately $1.6 million, $2.0 million, ($1.7) million, $110,000, $13,000 and $27,000, respectively. Adjustments to fair values are estimated to be amortized as follows:

         Loans receivable                       3 years straight line method.

         Mortgage servicing rights              Based on  projected  portfolio
                                                cash  flows of 28% in year one
                                                and 22% for the nine months
                                                ended September 30, 1996.

         Certificates of deposit                Based on estimated deposit
                                                maturities of 85% in year one
                                                and 64% for the nine months
                                                ended September 30, 1996.

         FHLB Advances                          1 year straight line.

         Investments                            1 year straight line.

         Office properties and Equipment        Straight line over remaining
                                                life of property.

(2) The purchase price of $53.8 million was funded through securities sold under agreements to repurchase. The weighted average interest rate of the borrowings was 4.91% and 5.80% for the nine months ended September 30, 1996 and for the year ended December 31, 1995, respectively.

(3)  Cost over fair value of net assets  acquired  (goodwill)  will not qualify
     for   amortization   for  tax  purposes  based  on  the  structure  of  the
     acquisition. The useful life is estimated at fifteen years and is assumed to be amortized on a straight line basis.





(4) The total purchase price will include other direct acquisition costs, such as legal, accounting and other professional fees and expenses. For purposes of the pro forma financial information such other acquisition costs are estimated at $500,000. Also included in other liabilities were BNA employee retention bonuses, lease termination costs, contract buy-out fees, and branch closure expenditures. BankAtlantic closed five of the thirteen BNAB branches on October 11, 1996.

(5) The pro forma does not include the effect of any potential expense reductions or revenue increases, except for a $140,000 BNA merger expense reduction.

(6)  The effective income tax rate is assumed to be 38%.

(7)  Includes a reduction  of $0.10 for primary and fully  diluted  earnings per
     share,   respectively,   related  to  the  October  1995  Preferred   Stock
     redemption.

(8) Includes BankAtlantic's and BNA's one-time SAIF special assessment of $7.2 million and $2.3 million , respectively, for the nine months ended September 30, 1996. The SAIF assessment reduced combined proforma primary and fully diluted earnings per share by $0.40 and $0.36, respectively.

   The following table indicates the estimated net decrease in earnings resulting from the net amortization/accretion of the adjustments, including the excess of cost over fair value of net assets acquired, resulting from the use of the purchase method of accounting during each of the next five years. The amounts (in thousands) assume no sales or dispositions of the related assets or liabilities.



        YEARS ENDING              NET DECREASE OF
         DECEMBER 31,               NET EARNINGS
         ------------               ------------
      1996......................    $   (360)
      1997......................    $ (1,588)
      1998......................    $ (1,795)
      1999......................    $ (1,683)
      2000......................    $ (1,399)
      2001......................    $ (1,374)
      Thereafter................    $(11,803)

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     On July 3, 1996, BBC closed the public offering of $57.5 million of its 6 3/4% convertible debentures ("6 3/4% Debentures") due July 1, 2006. The 6 3/4% Debentures are convertible into Class A Common Stock at an exercise price of $12.80 per share; representing an aggregate of 4,492,188 shares of Class A Common Stock. Net proceeds to BBC were $55.1 million net of underwriting discount and offering expenses. BBC contributed $35.0 million of the proceeds to BankAtlantic, and on October 11, 1996 BankAtlantic used the contribution to acquire BNA. The remaining net proceeds will be utilized by BBC for general corporate purposes including the repurchase of up to one million shares of BBC common stock. As of September 30, 1996, BBC repurchased in the secondary market 160,000 and 112,500 of Class A and Class B common shares, respectively. Any subsequent common stock repurchases are dependent upon market conditions and are subject to compliance with all applicable securities laws. BBC cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distribution of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment of distribution specified above (a "Redemption Date"), BBC retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the 6 3/4% Debentures and on BBC's 9% Subordinated Debentures (the "9% Debentures") following such Declaration Date or Redemption Date, as the case may be. Any interest payment made by BBC with respect to the 6 3/4% Debentures or the 9% Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which BBC shall be required to retain pursuant to the foregoing provision.

7.  EARNINGS PER SHARE

     The 6 3/4% Debentures are not common stock equivalents and therefore, will not affect primary net income per common and common equivalent share. However, convertible securities, if dilutive, are included in net income per common and common equivalent share calculations assuming full dilution. Fully diluted income per common share assumes the hypothetical conversion of the 6 3/4% Debentures by excluding the interest charges of the 6 3/4% Debentures from fully diluted net income and by increasing the weighted average number of common and common equivalent shares outstanding assuming full dilution.

8.  LOANS RECEIVABLE -- NET


The components of loans receivable - net:

                                                       SEPTEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                              1996             1995
                                                            ----             ----
Real estate loans: .................................
  Residential ......................................$      514,890     $   157,361
  Residential held for sale ........................        21,492          17,122
  Construction and development .....................       217,292         122,371
  FHA and VA insured ...............................         4,255           5,183
  Commercial .......................................       346,789         350,256
Other loans: .......................................
  Second mortgages - direct ........................        74,178          63,052
  Second mortgages - indirect ......................        19,412          25,621
  Commercial business ..............................        57,141          64,194
  Deposit overdrafts ...............................         1,120             832
  Consumer loans - other direct ....................        38,709          36,670
  Consumer loans - other indirect ..................       109,628          96,042
                                                           -------          ------
      Total gross loans.............................     1,404,906         938,704
                                                         ---------         -------
Deduct: ............................................
  Undisbursed portion of loans in process ..........       119,841          89,896
  Unearned discounts on commercial real estate loans           730             793
  Unearned discounts on consumer  loans ............           194             385
  Allowance for loan losses ........................        19,525          19,000
                                                            ------          ------
      Loan receivable -- net........................$    1,264,616     $   828,630
                                                    ==============     ===========

     During the nine months ended September 30, 1996, BankAtlantic purchased $315.2 million of residential first mortgage loans from various mortgage bankers and financial institutions located in various states.

9.  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   BBC's net income available for common stockholders for the quarter ended September 30, 1996 was $1.1 million or $.07 primary earnings per common and common equivalent share and $.09 fully diluted earnings per common and common equivalent share compared to net income available for common stockholders of $4.8 million or $.35 primary and fully diluted earnings per common and common equivalent share for the quarter ended September 30, 1995. BBC's net income available for common stockholders for the nine months ended September 30, 1996 was $11.4 million or $.76 primary earnings per common and common equivalent share and $.72 fully diluted earnings per common and common equivalent share compared to net income available for common stockholders of $13.7 million or $1.02 primary earnings per common and common equivalent share and $1.00 fully diluted earnings per common and common equivalent share for the nine months ended September 30, 1995. Included in BBC's net income for the three and nine months ended September 30, 1996 was a one-time SAIF special assessment which reduced net income by $4.4 million or $.29 and $.22 primary and fully diluted earnings per common and common equivalent share for the three months ended September 30, 1996, respectively, and $.29 and $.27 primary and fully diluted earnings per common and common equivalent share for the nine months ended September 30, 1996, respectively.

     Net interest income after provision for loan losses was $17.0 million for the September 30, 1996 quarter compared to $15.5 million for the quarter ended September 30, 1995. During the 1996 quarter, total interest income increased by $4.8 million primarily due to higher interest income earned on loans, partially offset by lower interest income on securities and investments. This increase in loan interest income reflects higher average balances resulting from the purchase of $315.2 million of residential first mortgage loans as well as loan originations. The decline in interest income on securities and investments resulted from lower average balances primarily due to $175.9 million of principal repayments and the sale of $163.0 million of mortgage-backed securities available for sale during the nine months ended September 30, 1996. During the three months ended September 30, 1996 total interest expense was $19.6 million compared to $16.7 million during the comparable 1995 period. The higher interest expense primarily resulted from deposit growth and increased borrowings, partially offset by lower average rates paid on borrowings. The increased borrowings reflect the issuance of $57.5 million of 6 3/4% convertible subordinated debentures in July 1996 and higher average borrowings due to increased loan balances. The decline in average rates paid on short term borrowings reflects a lower rate environment during 1996 compared to 1995. The provision for loan losses was $1.9 million for the three months ended September 30, 1996 compared to $1.4 million during the comparable 1995 period. The increased 1996 provision resulted from a $325,000 increase in the allowance for loan losses during the 1996 quarter compared to a $100,000 increase during the comparable 1995 quarter and higher consumer and commercial net loan charge-offs in the 1996 period compared to the same period during 1995. The increased allowance for loan losses reflects higher loan balances during the 1996 quarter compared to the same quarter during 1995. Non-interest income was $7.3 million for the three months ended September 30, 1996 compared to $5.6 million for the comparable 1995 period. The $1.7 million increase primarily related to $819,000 of higher ATM and transaction account fee income, and a $833,000 increase in gains on sales of mortgage servicing rights. Non-interest expense for the quarter ended September 30, 1996 was $22.4 million compared to $13.4 million for the same period in 1995. The net increase of $9.0 million primarily resulted from the $7.2 million one-time SAIF special assessment, $850,000 of additional compensation expenses and $531,000 of decreased gains on the sale of foreclosed assets. The increased employee compensation primarily related to the opening of eight additional branches since June 30 1995. The 1995 provision for income taxes was reduced by $319,000 due to a reduction in the deferred tax asset valuation allowance.

   Net interest income after provision for loan losses was $48.8 million for the nine months ended September 30, 1996 compared to $44.8 million for the comparable 1995 period. Total interest income increased due to greater interest income earned on loans partially offset by reduced interest income from securities. The increased loan interest income was the result of higher loan average balances primarily related to wholesale residential loan purchases and loan fundings. The lower securities interest income was caused by lower average balances resulting from sales of mortgage-backed securities and principal paydowns. The increased interest expense resulted from higher deposit average balances and the issuance of the $57.5 million of convertible debentures discussed above and $21.0 million of subordinated debentures issued during the latter part of 1995. Non-interest income was $20.9 million for the 1996 nine month period compared to $14.9 million during the comparable 1995 period. Increased gains on the sales of assets and increased ATM and transaction fee income were the primary reasons for the increase. Non-interest expense was $50.6 million for the nine months ended September 30, 1996 compared to $37.6 million during the comparable 1995 period. The increase was associated with items discussed above for the current quarter including the $7.2 million one-time SAIF assessment. The 1995 provision for income taxes was reduced by $900,000 due to a reduction in the deferred tax asset valuation allowance.


Net Interest Income
                                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                  September 30,                    September 30,
                                                                  -------------                    -------------
(In thousands)                                              1996       1995      CHANGE      1996       1995      CHANGE
                                                            ----       ----      ------      ----       ----      ------
Interest and fees on loans ............................$   27,277   $ 19,127   $  8,150   $ 69,487   $ 52,631  $  16,856
Interest on debt securities available for sale ........     9,313      1,342      7,971     29,039      4,126     24,913
Interest and dividends on investment securities .......     1,931      3,387     (1,456)     4,845      9,811     (4,966)
Interest on mortgage-backed securities held to maturity         0      9,827     (9,827)         0     30,155    (30,155)
Interest on deposits ..................................   (12,644)   (12,243)      (401)   (37,356)   (34,349)    (3,007)
Interest on advances from FHLB ........................    (2,625)    (2,203)      (422)    (5,448)    (5,589)       141
Interest on securities sold under agreements to
   repurchase .........................................    (2,846)    (2,101)      (745)    (5,033)    (8,886)     3,853
Interest on subordinated debentures and note payable ..    (1,495)      (157)    (1,338)    (2,489)      (278)    (2,211)
                                                           ------       ----     ------     ------       ----     ------
     Net interest income ..............................$   18,911   $ 16,979   $  1,932   $ 53,045   $ 47,621  $   5,424
                                                       ==========   ========   ========   ========   ========  =========


     The increase in interest and fees on loans during the three months ended September 30, 1996 compared to the same period in 1995 reflected higher average balances resulting from wholesale residential loan purchases and loan fundings partially offset by lower rates earned on residential and consumer loans. Residential loan average balances were $355.0 million during the three months ended September 30, 1996 compared to $139.3 million during the comparable period during 1995. Loan fundings for portfolio were $198.6 million for the three months ended September 30, 1996 compared to $168.3 million for the comparable 1995 period. During the three months ended September 30, 1996 BankAtlantic purchased for portfolio $115.43 million of residential first mortgage loans from various mortgage bankers and financial institutions located in various states. As a result, total loans receivable, net increased from $1.1 billion at June 30, 1996 to $1.3 billion at September 30, 1996. The decrease in yields earned on residential loans resulted from an increase in adjustable rate loan balances and the purchased loans discussed above. Adjustable rate residential loans increased from $87.8 million at September 30, 1995 to $204.2 million at September 30, 1996. Yields on consumer loans were lower due to the origination of lower yielding loans during the latter part of 1995 and 1996 as well as payoffs of higher yielding loans. In December 1995, all mortgage-backed and investment securities, excluding tax certificates, then classified as held-to-maturity were reclassified as available for sale and all securities purchased during 1996 were also classified as available for sale; therefore, during 1996 there were no mortgage-backed securities held for investment. The decline in interest on securities and investments resulted from lower average balances. Average balances on investment securities declined from $793.0 million for the three months ended September 30, 1995 to 677.5 million for the comparable 1996 period. The decline in investment securities average balances reflected principal repayments and the sale of $163.0 million of mortgage-backed securities available for sale during the nine months ended September 30, 1996. The decline in average balances of securities and investments associated with such sales was partially offset by the $231.8 million purchase of treasury notes during the nine months ended September 30, 1996.

     The increase in interest on deposits for the quarter ended September 30, 1996 compared to the 1995 quarter resulted from higher average deposit balances and rates during 1996. Average deposit balances increased from $1.19 billion for the three months ended September 30, 1995 to $1.23 billion for the comparable period ended September 30, 1996, and average rates paid on deposits increased from 4.08% during the 1995 quarter to 4.11% during the 1996 quarter. The increase in the rates paid on deposits reflected higher rates paid on money market funds partially offset by lower certificate of deposit rates. The increase in interest expense on advances from FHLB was primarily due to higher average balances partially offset by lower average rates. Advances from FHLB average balances during the quarter increased from $132.6 million during 1995 to $170.3 million during 1996, and average rates paid on advances from FHLB declined from 6.59% during the 1995 three month period to 6.16% during the same period in 1996. The additional interest expense on securities sold under agreements to repurchase resulted from higher average balances. Securities sold under agreements to repurchase average balances increased from $180.9 million during the three months ended September 30, 1995 to $216.0 million during the comparable 1996 three month period. The higher average balance of advances from FHLB and securities sold under agreements to repurchase resulted from increased average loan balances discussed above. The interest on subordinated debentures and note payable relates to the issuance of $57.5 million of convertible subordinated debentures in July 1996, the $21.0 million of debentures issued in September and October 1995 and a $4.0 million note issued in March 1995 which was subsequently paid in March 1996.

     During the nine months ended September 30, 1996, net interest income increased by $5.4 million. The increase in total interest income was impacted by higher average loan balances partially offset by lower average balances on securities and investment. Average loan balances increased from $719.4 million during the nine months ended September 30, 1995 to $992.3 million during the comparable 1996 period. Securities and investments average balances declined from $869.0 million during the nine months ended September 30, 1995 to $686.6 million during the comparable 1996 period. The yields on interest earning assets increased from 8.12% for the 1995 nine month period to 8.21% during the same period in 1996. The higher yields reflected a change in the mix of interest earning assets from lower yielding securities and investments to higher yielding loans. The average yield on loans was 9.34% for the nine months ended September 30, 1996 compared to 9.75% during the comparable 1995 period, while the average yield on securities was 6.76% during the 1995 nine month period compared to 6.58% for the comparable 1996 period. The increase in total interest expense was primarily related to higher deposit average balances and the issuance of the subordinated debentures discussed above, partially offset by a decline in average balances and rates of securities sold under agreements to repurchase.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for third quarter 1996 was $1.9 million compared to $1.4 million during the comparable 1995 period. The provision for the 1996 quarter resulted in a $325,000 increase in the allowance for loan losses related to loan growth and $420,000 of commercial loan net charge-offs compared to a $100,000 increase in the allowance for loan losses and $238,000 of non-mortgage commercial loan net charge-offs during the third quarter of 1995. In addition, residential loan net charge-offs were $27,000 during the 1996 quarter compared to net charge-offs of $14,000 during the 1995 quarter. Consumer loan net charge-offs were $1.1 million for the three months ended September 30, 1996 and 1995. Consumer loan indirect net charge-offs increased by $292,000 and Subject Portfolio net charge-offs declined by $164,000. The increased 1996 commercial non-mortgage loan net charge-offs resulted primarily from a $450,000 charge-off of one non-mortgage commercial loan.

   The provision for loan losses for the nine months ended September 30, 1996 increased $1.4 million from the comparable 1995 period. The increase primarily related to $1.0 million of additional consumer loan net charge-offs during 1996 compared to 1995, and $262,000 of commercial loan net charge-offs compared to $337,000 of recoveries during 1995. Net charge-offs from indirect automobile loans were $2.3 million during the 1996 nine month period compared to $1.0 during the comparable 1995 period. Subject Portfolio net charge-offs during the 1996 nine month period were $592,000 compared to $828,000 during the comparable 1995 period.

     The following table presents the amounts of BBC's risk elements and non-performing assets (in thousands):

                                           SEPTEMBER 30,       DECEMBER 31,
                                               1996                 1995
                                               ----                 ----
Nonaccrual
     Tax certificates ....................   $ 2,698              $ 2,044
     Loans ...............................     6,585               11,174
                                             -------              -------
                                               9,283               13,218
                                             -------              -------
Repossessed  Assets:
    Real estate owned ....................     5,451                6,279
    Repossessed assets ...................       359                  461
                                             -------              -------
                                               5,810                6,740
Contractually past due 90 days or more (1)       812                1,536
                                             -------              -------
         Total non-performing assets .....    15,905               21,494
Restructured loans .......................     3,672                2,533
                                             -------              -------
          Total risk elements ............   $19,577              $24,027
                                             =======              =======

 (1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

   BankAtlantic's "risk elements" consist of restructured loans and "non-performing" assets. The classification of loans as "non-performing" is generally based upon non-compliance with loan performance and collateral coverage standards, as well as management's assessment of problems relating to the borrower's or guarantor's financial condition. BankAtlantic generally designates any loan that is 90 days or more delinquent as non-performing. BankAtlantic may designate loans as non-performing prior to the loan becoming 90 days delinquent, if the borrower's ability to repay is questionable. A "non-performing" classification alone does not indicate an inherent principal loss; however, it generally indicates that management does not expect the asset to earn a market rate of return in the current period. Restructured loans are loans for which BankAtlantic has modified the loan terms due to the financial difficulties of the borrower.

     The decrease in total risk elements at September 30, 1996 as compared to December 31, 1995 primarily relates to decreases in non-accrual loans, loans contractually past due 90 days or more, and real estate owned. The above decreases were partially offset by increases in restructured loans and non-accrual tax certificates. The $4.6 million decrease in nonaccrual loans primarily resulted from the restructuring of a $1.4 million commercial real estate loan, the pay-off of a $1.6 million commercial non-residential loan, the foreclosure of a $680,000 office building loan, and the reinstatement of a $391,000 commercial real estate loan to accruing status. Furthermore, residential non-accrual loans decreased from $2.2 million at December 31, 1995 to $1.7 million at September 30, 1996. The increase in restructured loans reflects the nonaccrual loan restructured above less cash repayments. The decline in real estate owned balances reflects the sale of $2.3 million of properties during the nine month period ending September 30, 1996 partially offset by the office building foreclosure discussed above and residential loan foreclosures. Furthermore, tax certificate nonaccrual balances increased by $654,000 due to the aging of tax certificates in the portfolio, while loans contractually past due 90 days or more declined by $724,000 resulting from loan renewals and loan repayments.




Non-Interest Income
                                                     FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                            -------------               -------------
(In thousands)                                          1996     1995     CHANGE    1996    1995     CHANGE
                                                        ----     ----     ------    ----    ----     ------
Loan servicing and other loan fees .................   $  956  $   885  $    71  $  2,900 $  2,728  $   172
Gains on sale of loans originated for resale .......        1       49      (48)      287      202       85
Realized  gains on trading account
   securities ......................................        0       16      (16)        0      589     (589)
Gains on sale of mortgage servicing rights .........    2,554    1,721      833     2,554    2,744     (190)
Gains on sales of debt securities available for sale        0        0        0     3,946        0    3,946
Other ..............................................    3,796    2,892      904    11,168    8,643    2,525
                                                        -----    -----      ---    ------    -----    -----
   Total non-interest income .......................   $7,307  $ 5,563  $ 1,744  $ 20,855 $ 14,906  $ 5,949
                                                       ======  =======  =======  ======== ========  =======

     The increase in loan servicing and other loan fees during the three month period in 1996 compared to the corresponding 1995 period resulted from higher mortgage and consumer loan late fee income. Mortgage and consumer loan late fee income increased from $145,000 during the three months ended September 30, 1995 to $262,000 during the comparable 1996 period. The increased late fee income was partially offset by a $58,000 decline in commercial loan commitment fees during the comparable three month period. The increase in loan servicing and other loan fees during the nine months ended September 30, 1996 resulted from higher commercial loan commitment fees, and increased late fee income, partially offset by lower loan servicing income. Commitment and late fee income increased from $390,000 and $420,000, respectively, during the nine months ended September 30, 1996 to $492,000 and $698,000, respectively during the comparable 1996 period. The increased commitment and late fee income was partially offset by lower loan servicing income due to increased amortization of mortgage servicing rights based on increased residential loan prepayments.

   During the three and nine months ended September 30, 1996 and 1995, BankAtlantic sold $11.4 million and $8.5 million and $44.8 million and $20.5 million, respectively, of recently originated residential loans for gains as reported in the above table.

   During the three and nine months ended September 30, 1996, BankAtlantic sold $11.3 million of mortgage servicing rights for gains as reported in the above table. These rights related to approximately $736.9 million of loans serviced for others. During the three and nine months ended September 30, 1995, BankAtlantic sold $3.2 million and $5.6 million of mortgage servicing rights for gains as reported in the above table. These rights related to approximately $292.7 million and $492.1 million of loans serviced for others

   During the nine months ended September 30, 1996, BankAtlantic sold from its available for sale portfolio $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for gains, as reported in the above table.

   The realized gains on trading account securities during 1995 related to two $5.0 million U.S. treasury notes acquired upon the exercise of European put options in 1993. The treasury notes were subsequently sold during August 1995.

   The increase in other non-interest income during the three months ended September 30, 1996 compared to the 1995 period was due to higher fees earned on checking accounts and ATM services. Checking account income and ATM fees were $2.0 million and $1.1 million for the third quarter 1996, respectively, compared to $1.8 million and $513,000, respectively, during the comparable 1995 period. Furthermore, lease income increased by $89,000 due to additional rents received on a leased property. In April 1996 BankAtlantic's ATM network initiated surcharge fees for non-customers. The significant increase in ATM fee income was primarily the result of this surcharge fee. The additional checking account income reflects higher fees earned on overdrafts and demand deposit accounts based on higher balances of transaction accounts.

   The increase in other non-interest income during the nine months ended September 30, 1996 compared to the 1995 period was due to the items discussed above. Checking account income and ATM fees were $6.0 million and $2.8 million for nine months ended September 30, 1996, respectively, compared to $5.1 million and $1.5 during the comparable 1995 period, respectively. Lease income increased from $427,000 during the 1995 nine month period to $724,000 during the comparable 1996 period.

NON-INTEREST EXPENSES

                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                    -------------                        -------------
(IN THOUSANDS)                               1996        1995       CHANGE        1996        1995       CHANGE
--------------                               ----        ----       ------        ----        ----       ------
Employee compensation and benefits ....   $  7,422   $   6,572     $   850   $  21,841    $ 19,390    $  2,451
Occupancy and equipment ...............      2,980       2,772         208       8,671       7,964         707
Federal insurance premium .............        689         705         (16)      1,949       2,097        (148)
Advertising and promotion .............        394         528        (134)      1,631       1,722         (91)
Foreclosed asset activity, net ........        (36)       (495)        459        (545)     (3,319)      2,774
SAIF special assessment ...............      7,160           0       7,160       7,160           0       7,160
Amortization of cost over fair value of
   net assets acquired ................        306         306           0         918         816         102
Other .................................      3,457       2,997         460       8,947       8,886          61
                                          --------   ---------     -------   ---------    --------    --------
    Total non-interest expenses .......   $ 22,372   $  13,385     $ 8,987   $  50,572    $ 37,556    $ 13,016
                                          ========   =========     =======   =========    ========    ========


   The increase in employee compensation and benefits during the three and nine months ended September 30, 1996 reflected an increase in the number of full time equivalent employees from 746 at December 31, 1995 to 775 at September 30, 1996 as well as annual salary increases and additional temporary employees. The increase in the number of employees primarily related to the opening of five branches since December 31, 1995. Occupancy and equipment expenses increased due to the new branches mentioned above, higher data equipment maintenance costs and increased depreciation expenses. Depreciation expense increased during the three and nine month period by $105,000, and $242,000, respectively. The additional depreciation expense resulted from the purchase of $9.1 million of fixed assets during the nine months ended September 30, 1996.

   The amortization of cost over fair value of net assets acquired for the three and nine months ended September 30, 1996 related to the acquisition of MegaBank in 1995.

   The components of "Foreclosed asset activity, net" were (in thousands):

                                            FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                              -------------------      -------------------
Real estate acquired in settlement of loans:   1996       1995           1996      1995
                                               ----       ----           ----      ----
Operating income, net ...................$      151    $   152        $     1    $    66
Provision for (reversal of) losses on REO      (200)      (400)          (200)    (1,400)
Net loss (gains) on sales ...............        13       (247)          (346)    (1,985)
                                         ----------    -------        -------    -------
Foreclosed asset activity, net ..........$      (36)   $  (495)       $  (545)   $(3,319)
                                         ==========    =======        =======    =======


     The lower earnings in foreclosed asset activity, net during the three months ended September 30, 1996 were primarily due to decreases in gains on sale of real estate owned and lower REO loss reversals. During the three months ended September 30, 1995, BankAtlantic sold a non-residential real estate property with a book value of $900,000 for a $26,000 loss and recognized gains of $13,000 on sales of various residential REO properties. The reversal of the REO allowances related to the sales mentioned above. During the three months end September 30, 1995, BankAtlantic sold various residential properties for gains as shown on the above table and reversed REO reserves based on sales of several parcels of vacant land. The lower foreclosed asset activity, net for the nine months ended September 30, 1996 resulted from a $1.3 million gain on the sale of nonresidential real estate owned, acquired through tax certificate operations during the 1995 period and a reversal of the allowance for losses on real estate owned during the nine months ended September 30, 1995 due to the sale of the vacant land referred to above.

     The increase in other non-interest expenses during the three months ended September 30, 1996 was caused by a $263,000 write-off of data equipment due to the conversion of BankAtlantic's data processing functions to a third party vendor in October 1996. Installment loan and telephone expenses increased by $108,000 and $89,000, respectively. The higher installment loan expenses reflected an increase in repossession and loan origination expenses during the 1996 quarter compared to the same 1995 period. The higher telephone expenses were primarily caused by additional branch locations. Other non-interest expenses were $8.9 million for the nine months ended September 30, 1996 and 1995. Expense increases associated with the opening of branches such as stationery, printing , supplies, telephone and ATM operations were offset by recoveries in the tax certificate provision and lower general corporate expenses.


FINANCIAL CONDITION

   BankAtlantic's total assets at September 30, 1996 were $2.2 billion compared to $1.75 billion at December 31, 1995. Loans receivable, net and tax certificates increased by $436.0 million and $16.0 million, respectively. The increase in loans receivable, net reflects $315.2 million of residential loan purchases and $555.6 million of loan fundings for portfolio. The loan fundings were partially offset by $432.5 million of loan principal repayments. The higher tax certificate balances reflected $56.0 million of tax certificate purchases ($49.8 million at auction) partially offset by $40.3 million of tax certificate redemptions. Debt securities available for sale decreased by $76.1 million. The decline in debt securities available for sale reflected the sale of $163.0 million of mortgage-backed securities and $135.6 million of principal reductions, partially offset by the purchase of $231.8 million of treasury notes.

     At September 30, 1996 total deposits, FHLB advances and securities sold under agreements to repurchase increased by $51.8 million, $15.2 million and $224.2 million, respectively. The increase in deposits resulted from money fund deposit and interest free checking growth. Money fund deposits and interest free checking increased from $249.3 million and $99.0 million at December 31, 1995 to $312.1 million and $104.3 million at September 30, 1996, respectively, The deposit inflows, additional securities sold under agreements to repurchase, proceeds from mortgage-backed securities sales, principal repayments, and the $49.0 million contributed to BankAtlantic's capital by BBC from the issuance of Class A common stock and the 6 3/4% convertible subordinated debentures which were used to fund loan growth, tax certificate purchases, and treasury note purchases. On October 11, 1996, BankAtlantic used capital contributions from BBC to acquire Bank of North America Bancorp, Inc. for $53.8 million.


LIQUIDITY AND CAPITAL RESOURCES

     On July 3, 1996, BBC closed the public offering of $57.5 million of its 6 3/4% Debentures due July 1, 2006. The 6 3/4% Debentures are convertible into Class A Common Stock at an exercise price of $12.80 per share; representing an aggregate of 4,492,188 shares of Class A Common Stock. Net proceeds to BBC were $55.1 million net of underwriting discount and offering expenses. BBC contributed $35.0 million of the proceeds to BankAtlantic, and on October 11, 1996 BankAtlantic used the contribution to acquire BNA. The remaining net proceeds will be utilized by BBC for general corporate purposes including the repurchase of up to one million shares of BBC common stock. As of September 30, 1996, BBC repurchased in the secondary market 160,000 and 112,500 of Class A and Class B common shares, respectively. Any subsequent common stock repurchases are dependent upon market conditions and are subject to compliance with all applicable securities laws. BBC cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distribution of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment of distribution specified above (a "Redemption Date"), BBC retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the 6 3/4% Debentures and on BBC's 9% Subordinated Debentures (the "9% Debentures") following such Declaration Date or Redemption Date, as the case may be. Any interest payment made by BBC with respect to the 6 3/4% Debentures or the 9% Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which BBC shall be required to retain pursuant to the foregoing provision. Payment of interest and ultimate repayment of the 6 3/4% and 9% Debentures is significantly dependent upon the operations and distributions from BankAtlantic. BBC's primary sources of funds during the nine months of 1996 were from its public offerings of its Class A Common Stock, 6 3/4 % Debentures and dividends from BankAtlantic. The primary use of funds during the nine month period was to contribute $49 million of capital to BankAtlantic, payment of cash dividends to common stockholders and interest expense on its outstanding 9% Debentures. It is anticipated that funds for interest and dividend payments will continue to be obtained from BankAtlantic. Additionally, the ultimate repayment by BBC of its outstanding 6 3/4% Convertible Debentures and 9% Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by BBC. BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. Payment of interest and ultimate repayment of the 6 3/4% and 9% Debentures is significantly dependent upon the operations and distributions from BankAtlantic.
   BankAtlantic's primary sources of funds during the nine months of 1996 were from operations, principal collected on loans, mortgage-backed securities, investment securities, sales of debt securities available for sale and mortgage servicing rights, deposit inflows, proceeds from the capital contribution from BBC, securities sold under agreements to repurchase, and advances from borrowers for taxes and insurance. These funds were primarily utilized for loan purchases and fundings, and the purchase of tax certificates, treasury notes and subsequently on October 11, 1996 the acquisition of BNA. At September 30, 1996, BankAtlantic met all applicable liquidity and regulatory capital requirements.

   Commitments to originate loans at September 30, 1996 were $101.1 million compared to $73.9 million at September 30, 1995. Commitments to purchase residential loans were $62.5 million and $0 at September 30, 1996 and 1995, respectively. BankAtlantic expects to fund the 1996 loan commitments from loan and debt securities available for sale repayments. At September 30, 1996, loan commitments were 12.9% of loans receivable, net.

At September 30, 1996, BankAtlantic's regulatory capital position was:

                                               TANGIBLE               CORE           TOTAL RISK-BASED
                                                CAPITAL              CAPITAL              CAPITAL
                                                -------              -------              -------
(DOLLARS IN THOUSANDS)                      BALANCE     %         BALANCE      %       BALANCE      %
                                            -------     -         -------      -       -------      -
Capital calculated under GAAP ..........   $ 189,072             $ 189,072           $ 189,072
  Adjustments:
    Non-includable subsidiaries ........        (110)                 (110)               (110)
    Unrealized holding losses ..........          10                    10                  10
    Non-qualifying  intangible assets ..     (10,392)              (10,392)            (10,392)
    Allowable allowance for loan and tax
      certificate losses ...............                                                17,000
                                             -------  ----         -------   ----      -------   -----
Regulatory capital .....................     178,580  8.29%        178,580   8.29%     195,580   14.41%
Required minimum capital ...............      32,293  1.50%         64,587   3.00%     108,581    8.00%
                                             -------  ----         -------   ----      -------   -----
Excess regulatory capital ..............   $ 146,287  6.79%      $ 113,993   5.29%   $  86,999    6.41%
                                           =========  ====       =========   ====    =========    ====

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in BBC's Annual Report on Form 10K for the year ended December 31, 1995. At September 30, 1996, BankAtlantic's core, Tier 1 risk-based and total risk-based capital ratios were 8.29%, 13.16% and 14.41%, respectively. Based on these capital ratios, BankAtlantic meets the definition of a well capitalized institution.

     On September 30, 1996, President Clinton signed in law H.R. 3610, which is intended to recapitalize the SAIF and substantially bridge the assessment rate disparity existing between SAIF and BIF insured institutions. The new law subjects institutions with SAIF assessable deposits, including BankAtlantic, to a one-time assessment of approximately 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment resulted in a pre-tax charge of approximately $7.2 million for the three and nine months ended September 30, 1996, which is payable not later than November 29, 1996, and, under provisions of the new law, may be treated for tax purposes as a fully deductible "ordinary and necessary business expense" when paid.

     On August 9, 1996, Congress passed the Small Business Job Protection Act of 1996 (the "Act"). Included in the Act was the repeal of the thrift bad debt deduction for income tax purposes, and a change in the bad debt reserve recapture rules. As a result of the change, BankAtlantic must change from the reserve method of accounting to the specific charge-off method. Furthermore, BankAtlantic is required to recapture into taxable income over a six year period the portion of its bad debt reserves that exceeds its base year reserves which is estimated at $3.9 million. The change in the method of accounting for bad debt deductions should have no effect on BankAtlantic's net income.

     Except for the residential loan servicing operation, all data processing functions were previously performed by BankAtlantic. On April 24, 1996, BankAtlantic signed a contract with M&I Data Services, a division of the Marshall & Ilsley Corporation, ("M&I") to provide data processing services for seven years. The conversion to the M&I service bureau was completed on October 11, 1996. The purpose of the conversion is to increase capacity as well as improve customer service. The estimated annual expense for the service bureau is approximately $2.4 million. The additional costs associated with the conversion are anticipated to be $2.1 million in technology upgrades, primarily associated with the cost of new computer equipment.

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     JOSE DANIEL RUIZ CORONADO VS. BANKATLANTIC BANCORP, INC. IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA. CASE NO. 96-7115-CIV-GONZALEZ. This action was filed as a purported class action on September 27, 1996 on behalf of certain account holders of BankAtlantic whose bank accounts were seized by Federal Authorities. The complaint alleges that the financial privacy rights of the account holders under various Federal and State laws were violated. Management believes that the allegations are without merit.




EXHIBITS

     Exhibit    Description
     -------    -----------

        23      Consent of KPMG Peat Marwick L.L.P.

        27      Financial Data Schedule.

       99.1 Bank of North America Bancorp, Inc. December 31, 1995 Financial Statements (Audited).

       99.2 Bank of North America Bancorp, Inc. September 30, 1996 Financial Statements (Unaudited).

    Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.





    October 28, 1996             By:                        /s/Alan B. Levan
    --------------------                                   ------------------
          Date                                                Alan B. Levan
                                                        Chief Executive Officer/
                                                                  Chairman



    October 28, 1996             By:                     /s/Jasper R. Eanes
    ----------------                                     ------------------
                                                           Jasper R. Eanes
                                                      Executive Vice President/
                                                        Chief Financial Officer