Form 10-Q/A
period 1996-09-30
BANKATLANTIC BANCORP INC
filed 1996-11-06
CIK 921768

FORM 10Q/A

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


                 AMENDMENT NO.1 TO QUARTERLY REPORT ON FORM 10Q


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
                                                                                                        ===========   ===========
           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                                    For the Three Months              For the Nine Months
(In thousands, except share data)                                    Ended September 30,               Ended September 30,
                                                                    ---------------------             ---------------------
INTEREST INCOME:                                                      1996            1995            1996            1995
                                                                      ----            ----            ----            ----

Interest and fees on loans .................................   $     27,277      $   19,127     $    69,487    $     52,631
Interest on debt securities available for sale .............          9,313           1,342          29,039           4,126
Interest and dividends on investment securities ............          1,931           3,387           4,845           9,811
Interest on mortgage-backed securities held to maturity ....              0           9,827               0          30,155
                                                                     ------          ------         -------          ------
Total interest income ......................................         38,521          33,683         103,371          96,723
                                                                     ------          ------         -------          ------
INTEREST EXPENSE:
Interest on deposits .......................................         12,644          12,243          37,356          34,349
Interest on advances from FHLB .............................          2,625           2,203           5,448           5,589
Interest on securities sold under agreements to repurchase .          2,846           2,101           5,033           8,886
Interest on subordinated debentures and other borrowings ...          1,495             157           2,489             278
                                                                     ------          ------         -------          ------
Total interest expense .....................................         19,610          16,704          50,326          49,102
                                                                     ------          ------          ------          ------
NET INTEREST INCOME ........................................         18,911          16,979          53,045          47,621
Provision for loan losses ..................................          1,869           1,436           4,264           2,817
                                                                     ------          ------         -------          ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........         17,042          15,543          48,781          44,804
                                                                     ------          ------          ------          ------
NON-INTEREST INCOME:
Loan servicing and other loan fees .........................            956             885           2,900           2,728
Gains on sales of loans originated for resale ..............              1              49             287             202
Realized gains on trading account securities ...............              0              16               0             589
Gains on sales of mortgage servicing rights ................          2,554           1,721           2,554           2,744
Gains on sales of debt securities available for sale .......              0               0           3,946               0
Other ......................................................          3,796           2,892          11,168           8,643
                                                                     ------          ------         -------          ------
Total non-interest income ..................................          7,307           5,563          20,855          14,906
                                                                      -----           -----          ------          ------
NON-INTEREST EXPENSE:
Employee compensation and benefits .........................          7,422           6,572          21,841          19,390
Occupancy and equipment ....................................          2,980           2,772           8,671           7,964
Federal insurance premium ..................................            689             705           1,949           2,097
Advertising and promotion ..................................            394             528           1,631           1,722
Foreclosed asset activity, net .............................            (36)           (495)           (545)         (3,319)
SAIF special assessment  ...................................          7,160               0           7,160               0
Amortization of cost over fair value of net assets acquired             306             306             918             816
Other ......................................................          3,457           2,997           8,947           8,886
                                                                     ------          ------         -------          ------
Total non-interest expense .................................         22,372          13,385          50,572          37,556
                                                                     ------          ------          ------          ------
INCOME BEFORE INCOME TAXES .................................          1,977           7,721          19,064          22,154
Provision for income taxes .................................            886           2,683           7,714           7,799
                                                                     ------          ------         -------          ------
NET INCOME .................................................          1,091           5,038          11,350          14,355
Dividends on non-cumulative preferred stock ................              0             220               0             660
                                                                     ------          ------         -------          ------
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ...............   $      1,091      $    4,818     $    11,350    $     13,695
                                                               ============      ==========     ===========    ============
Net income per common and common equivalent share ..........   $       0.07      $     0.35     $      0.76    $       1.02
                                                               ============      ==========     ===========    ============
Net income per common and common equivalent share,
  assuming full dilution ...................................   $       0.07      $     0.35     $      0.72    $       1.00
                                                               ============      ==========     ===========    ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ............................     15,409,888      13,779,544      15,010,504      13,420,330
                                                                 ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING , ASSUMING FULL DILUTION ..     15,522,371      13,779,544      16,577,100      13,644,486
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

7.  EARNINGS PER SHARE


     The 6 3/4% Debentures are not common stock equivalents and therefore, will not affect primary net income per common and common equivalent share. However, convertible securities, if dilutive, are included in net income per common and common equivalent share calculations assuming full dilution. For the three months ended September 30, 1996, the hypothetical conversion of the 6 3/4% Debentures was not included in fully diluted earnings per share as the effect of inclusion would have been anti-dilutive. Fully diluted income per common share for the nine months ended September 30, 1996 assumes the hypothetical conversion of the 6 3/4% Debentures by excluding the interest charges of the 6 3/4% Debentures from fully diluted net income and by increasing the weighted average number of common and common equivalent shares outstanding assuming full dilution.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations


     BBC's net income available for common stockholders for the quarter ended September 30, 1996 was $1.1 million or $.07 primary and fully diluted earnings per common and common equivalent share compared to net income available for common stockholders of $4.8 million or $.35 primary and fully diluted earnings per common and common equivalent share for the quarter ended September 30, 1995. BBC's net income available for common stockholders for the nine months ended September 30, 1996 was $11.4 million or $.76 primary earnings per common and common equivalent share and $.72 fully diluted earnings per common and common equivalent share compared to net income available for common stockholders of $13.7 million or $1.02 primary earnings per common and common equivalent share and $1.00 fully diluted earnings per common and common equivalent share for the nine months ended September 30, 1995. Included in BBC's net income for the three and nine months ended September 30, 1996 was a one-time SAIF special assessment which reduced net income by $4.4 million or $.29 and $.28 primary and fully diluted earnings per common and common equivalent share for the three months ended September 30, 1996, respectively, and $.29 and $.27 primary and fully diluted earnings per common and common equivalent share for the nine months ended September 30, 1996, respectively.


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





    November 6, 1996             By:                        /s/Alan B. Levan
    --------------------                                   ------------------
          Date                                                Alan B. Levan
                                                        Chief Executive Officer/
                                                                  Chairman



    November 6, 1996             By:                     /s/Jasper R. Eanes
    ----------------                                     ------------------
                                                           Jasper R. Eanes
                                                      Executive Vice President/
                                                        Chief Financial Officer