Form 10-K
period 1996-12-31
BANKATLANTIC BANCORP INC
filed 1997-03-21
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                             Commission File Number
                                    34-027228

                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)

       UNITED STATES OF AMERICA                              65-0507804
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          1750 EAST SUNRISE BOULEVARD
            FT. LAUDERDALE, FLORIDA                            33304
   (Address of principal executive offices)                  (Zip Code)

                                 (954) 760-5000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                (NOT APPLICABLE)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


TITLE OF EACH CLASS
-------------------
Class A common stock, Par Value $0.01 Per Share
Class B common stock, Par Value $0.01 Per Share


         Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1997 was approximately $73,260,734.

         The number of shares of Registrant's Class A Common Stock outstanding on March 7, 1997 was 7,807,258

         The number of shares of Registrant's Class B Common Stock outstanding on March 7, 1997 was 10,542,116

         Portions of the 1996 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders, are incorporated in Part III of this report.

                                     PART I

                                    BUSINESS
ITEM 1

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the forward-looking information contained in this report will, in fact, occur.

GENERAL

     BankAtlantic Bancorp, Inc. (the "Company"), is the holding company for BankAtlantic, a Federal Savings Bank ("BankAtlantic"). The Company acquired all of the capital stock of BankAtlantic on July 13, 1994 pursuant to a holding company reorganization. The Company's principal asset is its ownership of all of the capital stock of BankAtlantic. As a unitary savings bank holding company, the Company is registered with the Office of Thrift Supervision
("OTS") and is subject to OTS regulations, examinations, supervision and reporting. See "Regulation and Supervision."

     BankAtlantic is headquartered in Ft. Lauderdale, Florida and provides a full range of commercial banking products and related financial services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, residential and consumer loans and to make other permitted investments such as the purchase of mortgage-backed securities, tax certificates and other investment securities. BankAtlantic has shifted its activities from those of a traditional savings and loan to those generally associated with commercial banking. In February 1995, BankAtlantic acquired MegaBank, a Miami-based commercial bank with deposits of approximately $120 million. The MegaBank acquisition added 5 branches to BankAtlantic's branch network. In October 1996, BankAtlantic acquired Bank of North America ("BNA"), a
Florida chartered commercial bank with deposits of approximately $470 million and 13 branches, 5 of which were closed upon acquisition. See Note 20 of the Consolidated Financial Statements.

     BankAtlantic operates through 56 branch offices located primarily in Dade, Broward and Palm Beach Counties in South Florida. As reported by an independent statistical reporting service, BankAtlantic is currently the largest independent savings bank headquartered in the State of Florida and third in size among all independent financial institutions headquartered in the State of Florida, based on deposits at September 30, 1996, the most recent date utilized by such reporting service. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

     BankAtlantic's revenues are derived principally from interest earned on loans, mortgage-backed securities, tax certificates, investment securities, fees and interest earned from its mortgage servicing operations and fees earned on deposits and ATMs. BankAtlantic's major expense items are interest paid on deposits and borrowings, provision for loan losses and general and administrative expenses.

LENDING ACTIVITIES

     GENERAL-BankAtlantic's lending activities are currently divided into three primary segments: residential real estate lending (including purchases of wholesale residential real estate loans), commercial lending (consisting of commercial real estate and commercial business lending); and consumer lending (primarily consisting of loans secured by second liens on residential real property, loans secured by automobiles and boats and unsecured signature loans). See "Regulation and Supervision" for a description of restrictions on BankAtlantic's lending activities.

     Interest rates and origination fees charged on loans originated by BankAtlantic are generally competitive with other financial institutions and other mortgage originators in BankAtlantic's general market area. BankAtlantic has an affirmative obligation, under the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"), to serve the credit needs of the communities in which it operates, and management believes that BankAtlantic fulfills its obligations under the CRA. See "Regulation and Supervision-Community Reinvestment."

     UNDERWRITING PROCEDURES-BankAtlantic's loan origination underwriting procedures are designed to assess both the borrower's ability to make principal and interest payments and the value of the collateral securing the loan. BankAtlantic's loan purchasing underwriting procedures are designed to assess the seller's underwriting procedures, as well as individual loan quality including credit review. BankAtlantic obtains a current credit history for each loan. The Company has developed comprehensive purchase guidelines for its loan eligibility requirements with respect to loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal and loan documentation, among other things. An underwriting and legal due diligence review is completed prior to purchase. A legal review of every file is conducted to determine the adequacy of the legal documentation. In its loan purchases, BankAtlantic generally reserves the right to reject particular loans from a loan package being considered for purchase and does so for loans in a package that do not meet its eligibility requirements. Commitments to purchase residential loans are made to mortgage bankers, investment bankers and unrelated financial institutions typically thirty to sixty days in advance of delivery, subject to due diligence.

     Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority and commercial real estate and business and residential loans of $500,000 or more and consumer loans of $100,000 or more require the approval of BankAtlantic's Major Loan Committee. The Major Loan Committee consists of the Chairman of the Board, the Vice Chairman, the Senior Executive Vice President, certain Executive Vice Presidents and certain other officers of BankAtlantic.

     COMMERCIAL REAL ESTATE LOANS-Substantially all of BankAtlantic's commercial real estate loans relate to property located in Dade, Broward and Palm Beach Counties, Florida. BankAtlantic has, however, made commercial real estate loans elsewhere in Florida and anticipates increasing lending outside the South Florida area in the future. BankAtlantic's commercial real estate loans include permanent mortgage loans on commercial and industrial properties (generally having five to seven year maturities), construction loans secured by income producing properties (or for residential development and land acquisition) and development loans. These loans are originated on both a one year line of credit basis and on a fixed-term basis generally ranging from one to five years. BankAtlantic generally lends not more than 75% of the collateral's appraised value and requires borrowers to maintain, appropriate escrow accounts at BankAtlantic for real estate taxes and insurance. In making lending decisions, BankAtlantic generally considers, among other things, the overall quality of the loan, the credit of the borrower, the location of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weight in any particular lending decision. As a general rule, BankAtlantic also requires that these loans be guaranteed by one or more of the individuals who have made a significant equity investment in the property. Commercial real estate loans generally have shorter terms, prime-based interest rates which adjust more rapidly to interest rate fluctuations and bear higher rates of interest than alternative investments. Accordingly, income from this type of loan should be more responsive to changes in the general level of interest rates. However, permanent commercial real estate and construction lending is generally considered to have higher credit risk than single-family residential lending because the concentration of principal is on a limited number of loans and borrowers and repayment is significantly dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, generally. BankAtlantic's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's sell-out value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, BankAtlantic may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, BankAtlantic may be confronted, at or prior to the maturity of the loan, with a project value which is insufficient to assure full repayment. As loan payments become due, the cash flow from the project may not be adequate to service total debt and the borrower may seek to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of. BankAtlantic has sought to minimize these risks by lending primarily to established developers.

     COMMERCIAL BUSINESS LOANS-BankAtlantic's corporate lending activities are generally directed towards small to medium size companies located in Dade, Broward and Palm Beach Counties, Florida. BankAtlantic's corporate lending division makes both secured and unsecured loans, although the majority of such lending is done on a secured basis. The average balance of new commercial business loans is in excess of $1 million and such loans are generally secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans are originated on both a one year line of credit basis and on a fixed-term basis ranging from one to five years. Commercial business loans generally have annual maturities and prime-based interest rates. However, commercial business loans generally have a higher degree of credit risk than residential loans because they are more likely to be adversely affected by unfavorable economic conditions. The development of ongoing customer relationships with commercial borrowers is an important part of BankAtlantic's efforts to attract more low-interest and non-interest bearing demand deposits and to generate other fee-based, non-lending services.

     RESIDENTIAL REAL ESTATE LOANS-BankAtlantic's residential real estate lending includes home mortgage loans originated by BankAtlantic and secured by residential real estate located in Dade, Broward and Palm Beach Counties, Florida. and commencing in 1996, substantially increased the purchase of wholesale residential real estate loans located throughout the United States. BankAtlantic's residential loans have been originated through its branch banking network, a staff of commissioned lending officers, and outside brokers. These outside brokers had received a fee for services rendered upon the successful underwriting and closing of a loan. Applicable regulations require that all loans in excess of 90% of appraised value be insured by private mortgage insurance. BankAtlantic's policy is in compliance with these regulations and generally requires insurance on loan to value ratios greater than 80%. In connection with residential loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration
("VA"), BankAtlantic may lend up to the maximum percentage of the appraised value acceptable to the insuring or guaranteeing agency. Appraised values are determined by on-site inspections conducted by qualified independent appraisers. BankAtlantic generally follows regulatory and agency guidelines when it originates such loans for sale. BankAtlantic originates fixed rate loans with amortization periods of up to 30 years; however, substantially all of these loans are sold to correspondents. BankAtlantic also originates adjustable rate mortgage loans ("ARMs") with amortization periods of up to 30 years, the majority of which have been sold to correspondents with a lesser number retained for portfolio investment based on specific needs and criteria.

     During 1996, BankAtlantic purchased approximately $465.9 million of one-to-four family of fixed and adjustable residential loans from various mortgage bankers, investment bankers and unrelated financial institutions throughout the United States. Purchases of residential loans throughout the United States reduces BankAtlantic's loan concentration in South Florida. BankAtlantic primarily purchases loans in the secondary market where yields are generally lower than on originated loans, however, management believes that the lower yield is significantly offset by lower administrative costs based on the volume of activity and the ability to partially hedge the interest rate risk associated with these loans due to the size and generally homogenous nature of the purchases.

     CONSUMER LOANS-BankAtlantic originates consumer loans bearing both fixed and prime-based interest rates primarily ranging in terms up to 5 years other than second mortgage loans which may have longer terms. Loans are originated directly through the branch network. Consumer loans typically involve a higher degree of credit risk than one-to-four family residential loans secured by first mortgages, but they generally carry higher yields and have shorter terms to maturity. The volume of direct consumer lending increased in 1996 from 1995 levels but is expected to decline during 1997. Prior to 1997, direct consumer loans were solicited through mass and direct marketing and through the distribution and display of advertising materials at branch offices and, brokers. During 1997, direct consumer loans will primarily be solicited through branch offices. BankAtlantic also obtains automobile loans indirectly through automobile dealerships located in South Florida.

     BankAtlantic's primary focus of its consumer lending in recent years has been the origination of direct second mortgage loans (home equity loans secured by a junior lien on residential real property).

These loans are typically based on a maximum 80% loan-to-value ratio. Second mortgage loans generally are originated on both a line of credit and a fixed term basis ranging from 5 to 15 years.

     BankAtlantic also extends personal loans which may be secured by various forms of collateral, both real and personal, or to a minimal extent, may be made on an unsecured basis. Such loans generally bear interest at floating rates.

     For several years, BankAtlantic eliminated its indirect lending activities and through its acquisition of MegaBank in February 1995, BankAtlantic reentered the indirect automobile lending market, which consists of automobile loans made by others and acquired by BankAtlantic. MegaBank historically obtained fixed-rate automobile loans indirectly through various automobile dealerships located in Dade County, Florida and BankAtlantic has continued this practice and has increased its indirect lending activities with various dealerships throughout South Florida.

     The indirect origination of consumer loan products generally requires funding of dealer reserves to dealers who originated such loans. The risk of amounts previously advanced to the dealer is primarily dependent upon loan performance but, secondarily, is dependent upon the financial condition of the dealer. The dealer is generally responsible to BankAtlantic for the amount of the reserve only if a loan giving rise to the reserve becomes delinquent or is prepaid. However, the dealer's ability to refund any portion of the unearned reserve to BankAtlantic is subject to economic conditions, generally, and the financial condition of the dealer. A decline in economic conditions could adversely affect both the performance of the loans and the financial condition of the dealer. There is no assurance that BankAtlantic can successfully recover amounts advanced in the event it pursues the dealer for amounts due. See Note 15 of the Consolidated Financial Statements regarding BankAtlantic's experience relating to the Subject Portfolio.

     LOAN COMMITMENTS-BankAtlantic issues commitments to originate residential and commercial real estate loans and commercial business loans on specified terms which are conditioned upon the occurrence of stated events. Loan commitments are generally issued in connection with (i) the origination of loans for the financing of residential properties by prospective purchasers, (ii) construction or permanent loans secured by commercial and multi-unit residential income-producing properties, (iii) loans to corporate borrowers in connection with loans secured by corporate assets, and (iv) the origination of loans for the refinancing of residential properties by existing owners.

     The commitment procedure followed by BankAtlantic depends on the type of loan underlying the commitment. Residential loan commitments are generally limited to 60 days and are issued after the loan is approved. However, loan commitments may be extended based on the circumstances. BankAtlantic offers interest rate "locks" for a fee for periods of up to 270 days.
BankAtlantic also issues short-term commitments on commercial real estate loans and commercial business loans. Short-term commitments generally remain open for no more than 90 days. BankAtlantic usually charges a commitment fee of 1% to 2% on short-term commitments relating to commercial real estate loans and commercial business loans. In most cases, half of the fee is payable upon the acceptance of the commitment and is non-refundable. If the loan is ultimately made, the remainder of the commitment fee is collected at closing.

     FACTORING-In January 1997, BankAtlantic Factors, Inc. ("Factors
Inc.") was established as a subsidiary of BankAtlantic. Factors Inc.
purchases accounts receivable from a client with recourse. Clients are generally manufacturers, distributors, importers and service companies in various industries. Factors Inc. will advance funds to the client based on the eligible collateral. However, it may suffer a loss if the client's customer fails to pay and the client does not meet its recourse obligations to Factors, Inc. Credit facilities of $500,000 or more require the approval of BankAtlantic's Major
Loan Committee. Discounts will generally vary between 11/4% to 2% per month based on various criteria up to statutory limits. Outside brokers may be used to obtain certain relationships and will be paid commissions based on a percentage of earnings from an account as collected. During 1997, it is anticipated that the average balances of factored receivables will not exceed $10.0 million.

     MORTGAGE SERVICING RIGHTS-As part of its strategic business plan, BankAtlantic periodically purchases mortgage servicing rights in small volumes through concurrent flow servicing arrangements supplemented with small bulk purchases and sells such rights in larger volumes where the premiums available are generally greater.

     It is BankAtlantic's intent to maintain servicing right balances below 35% of core capital. Further, BankAtlantic generally retains servicing rights on loans that its sells, and purchases wholesale residential real estate loans on both a servicing retained and servicing released basis. Sales of servicing rights are made based on market conditions as well as maintaining servicing rights below the determined level. The fees derived from servicing mortgage loans include mortgage servicing fees as well as return check and late charge fees. The amount of revenue earned from loan servicing is dependent on the prepayments of the underlying loans. Generally, as interest rates fall, loan prepayments accelerate, resulting in higher amortization of mortgage servicing rights due to the write-off of rights relating to loans that are prepaid. A decline in the value of mortgage servicing rights may also reduce regulatory capital. (See "Savings Institutions Regulation"). Conversely, as interest rates rise, loan prepayments decline, resulting in a longer average life of the rights and higher cumulative net revenues earned on mortgage servicing rights. . Premiums paid in connection with the purchase of mortgage loan servicing rights are amortized by BankAtlantic using prepayment assumptions that management believes are on the conservative end of a probable range which results in higher expenses on a monthly basis but may result in increased gains on a sale of the mortgage servicing rights.

     USURY LIMITATIONS-The maximum rate of interest that BankAtlantic may charge for any particular loan transaction varies depending upon the purpose of the loan, the nature of the borrower, the security and other various factors set forth in Florida and federal interest rate laws. Under Florida law, BankAtlantic is not subject to any usury ceiling on loans secured by a first lien on residential real estate and certain other secured loans. Other types of loans are subject to Florida's statutory usury ceiling which is currently 18% per annum, although certain types of loans, such as automobile loans, factored receivables and loans in excess of $500,000 may legally carry an interest rate of up to 25% per annum.

     NON-PERFORMING AND CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS-When a borrower fails to make a required payment on a loan, BankAtlantic attempts to have the deficiency cured by communicating with the borrower. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days the loan is placed on non-accrual. It is BankAtlantic's general policy to institute appropriate legal action to collect the loan, including foreclosing on any collateral securing the loan and obtaining a deficiency judgment against the borrower, if appropriate.

     Current regulations provide for the classification of loans and other assets considered by examiners to be of lesser quality as "special mention," "substandard," "doubtful" or "loss" assets. The special mention category applies to assets not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions and values, highly questionable or improbable.

     For components of the portfolio that are not classified, or classified as special mention, estimated losses for the upcoming twelve months are provided for. For loans classified as substandard or doubtful, whether analyzed and provided for individually or as part of pools, all estimated credit losses over the lives of these loans are provided for. Prompt charge-off is required for loans or portions of loans that available information confirms to be uncollectible. Assets classified as a loss are considered uncollectible and of such little value that their continued treatment as assets is not warranted.

     The asset classification regulations require insured institutions to classify their own assets and to establish prudent general allowances for loan losses. However, regulators have considerable discretion to review asset classifications and loss allowances of insured institutions, and, if a regulator concludes that the valuation allowances established by an institution are inadequate, the regulator may determine, subject to certain reviews, the need for, and extent of, any increase necessary in the institution's general allowance for loan losses.

     Management of BankAtlantic has identified certain loans as non-performing or restructured assets. These assets include: (i) loans accounted for on a non-accrual basis; (ii) loans not included in category (i) which have matured or are contractually 90 days or more past due as to interest or principal payments;
(iii) assets acquired in settlement of loans; (iv) restructured loans, and (v) non-accrual tax certificates. Non-accrual loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower's ability to repay principal or interest. Restructured loans are loans on which the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. Such restructured loans may be removed from the restructured category based upon various factors, including a period of satisfactory loan performance under the revised terms.

     ALLOWANCE FOR LOAN LOSSES-BankAtlantic prospectively adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("FAS 114"), effective January 1, 1995. There was no impact to the consolidated statement of financial condition or the consolidated statement of operations upon implementation. FAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Loans collectively reviewed by BankAtlantic for impairment include all residential and consumer loans and performing commercial real estate and business loans under $500,000, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral property. BankAtlantic's impaired loans within the scope of FAS 114 include nonaccrual commercial loans, restructured loans, and performing commercial loans less than 90 days delinquent, where management does not expect the loans to be repaid in accordance with their contractual terms but which are expected to be collected in full. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

     BankAtlantic bases the measurement of loan impairment on the fair value of the loan's collateral in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. For collateral dependent loans, impairment is based on the fair value of the underlying collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses.

     The allowance for loan losses is maintained by additions charged to operations as a provision for loan losses and by loan recoveries, while charge-offs reduce the allowance. BankAtlantic's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.

INVESTMENT ACTIVITIES

     GENERAL-BankAtlantic maintains an investment portfolio consisting primarily of MBS, tax certificates, Treasury Notes, Federal agency obligations, and asset-backed securities. Additionally, BankAtlantic has, in the past, purchased banker's acceptances and corporate bonds. Federal regulations limit the types and quality of instruments in which BankAtlantic may invest.

     MBS are pools of residential loans which are made to consumers and then generally sold to governmental agencies, such as the Government National Mortgage Corporation ("GNMA"), Federal

National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). MBS have fixed or variable rates ("ARMs") and either 15-30 year maturities or 5-7 year balloon maturities. BankAtlantic generally invests in ARMs or 5-7 year balloon MBS insured or guaranteed by these government agencies. Banker's acceptances are unconditional obligations of the issuing bank and are collateralized by various means, including the inventory and receivables of borrowers of the issuing bank. Asset-backed securities purchased by BankAtlantic consist of pooled automobile receivables and are limited to only those that are investment grade. Corporate bonds consist of investment grade obligations of corporate borrowers with an average duration not to exceed three years.

     Investments in debt securities which BankAtlantic has a positive intent and ability to hold to maturity are classified as "securities held to maturity" and are carried at cost, adjusted for discounts and premiums which are accreted or amortized to estimated maturity under the interest method. A security cannot be classified as held to maturity if it might be sold in response to changes in market interest rates, related changes in the security's prepayment risk, liquidity needs, changes in the availability of and the yield on alternative investments, and changes in funding sources and terms. .

     Currently, debt and equity securities and options related thereto, purchased or sold for the purpose of a short-term profit are classified as "trading account securities" and are recorded at fair value. Unrealized gains and losses in trading account securities are reflected in operations.

     Debt and equity securities not classified as held to maturity or trading account securities are classified as "available for sale". Debt and equity securities available for sale are carried at fair value, with the related unrealized appreciation or depreciation, net of deferred income taxes, reported as a separate component of stockholders' equity.

     TAX CERTIFICATES-BankAtlantic's portfolio also includes tax certificates issued by various counties in the State of Florida. Tax certificates are evidences of tax obligations that are auctioned by county taxing authorities on an annual basis when the property owner fails to pay the real estate taxes on the property when due. Tax certificates represent a priority lien against the real property for which the assessed real estate taxes are delinquent. Interest accrues on the tax certificates at the rate established at the auction. The minimum repayment on tax certificates in order to satisfy the lien is the certificate amount plus the greater of five percent of the certificate amount or the interest accrued through the redemption date. Although tax certificates have no payment schedule or stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest and can file for a deed to the underlying property if the delinquent tax amount is unpaid at the end of two years. If the certificate holder does not file for the deed within seven years, the certificate becomes null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments, substantial repayment generally occurs over a two year period and losses to date have been minimal. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates relating to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable. During 1997, BankAtlantic intends to acquire tax certificates from various municipalities outside of the State of Florida. The nature of priority, statutory periods and deed procedures does vary by applicable taxing authorities. It is not anticipated that there will be any significant concentration of tax certificate purchases in any one taxing authority outside of the State of Florida.

     The OTS has reviewed the amount invested in, and procedures utilized in the acquisition and administration of, tax certificates by savings institutions. After such review, the Southeast Regional Office of the OTS recommended that the maximum amount of tax certificates purchased be based on a formula whereby the rolling twelve month average of aggregate investments in tax certificates, including interest thereon, not exceed 100% of risk-based capital. Based on market conditions, BankAtlantic purchased approximately $49 million, $44 million and $47 million in tax certificates at auctions in 1996, 1995 and 1994, respectively, less than that permitted by the OTS recommendation. At December 31,

1996, BankAtlantic had an outstanding balance of approximately $54.5 million in tax certificates. For descriptions of BankAtlantic's investments in tax certificates and other investment securities, see Note 2 to the Consolidated Financial Statements. For a discussion of regulatory limitations on BankAtlantic's investments, see "Regulation and Supervision."

     Management of BankAtlantic establishes allowances for tax certificate losses in amounts which it believes is sufficient to provide for potential future losses. In establishing its allowances for tax certificates, management considers past loss experience, present indicators such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deed applications are classified as nonaccrual when a tax certificate is outstanding 48 months and a deed has aged 48 months from BankAtlantic's acquisition date. At that time, interest ceases to be accrued and previously accrued interest is reversed.

SOURCES OF FUNDS

     GENERAL-Historically, deposits have been the principal source of BankAtlantic's funds for use in lending and for other general business purposes. Loan repayments, sales of securities, capital contributions from the Company, advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings, and the use of repurchase agreements have been additional sources of funds. Loan amortization payments and deposit inflows and outflows are significantly influenced by general interest rates. Borrowings may be used by BankAtlantic on a short to intermediate term basis to compensate for reductions in normal sources of funds such as savings inflows, and to provide additional liquidity investments. On a long-term basis, borrowings may support expanded lending activities and purchases of investments. Historically, BankAtlantic has borrowed primarily from the FHLB of Atlanta and through the use of repurchase agreements.

     DEPOSIT ACTIVITIES-BankAtlantic offers several types of deposit programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates. BankAtlantic believes that its product line is comparable to that offered by its competitors. BankAtlantic offers the following accounts: commercial and retail demand deposit accounts; regular passbook and statement savings accounts; money market accounts; fixed-rate, fixed-maturity certificates of deposit, ranging in maturity from 30 days to 8 years; variable-maturity jumbo certificates of deposit; and various NOW accounts. BankAtlantic also offers IRA and Keogh retirement accounts. BankAtlantic's deposit accounts are insured by the FDIC through the SAIF and the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor.

     BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio and television in Dade, Broward and Palm Beach Counties, Florida. Most of its depositors are residents of these three counties at least part of the year. BankAtlantic does not currently hold any deposits obtained through brokers. In November 1996, Merrill Lynch granted BankAtlantic a facility of up to $150 million for brokered deposits. The facility is considered to be an alternative source of borrowings.

     BORROWINGS-BankAtlantic has utilized wholesale repurchase agreements as a means of obtaining funds and increasing yields on its investment portfolio. In a wholesale repurchase transaction, BankAtlantic sells a portion of its current investment portfolio (usually government and mortgage-backed securities) at a negotiated rate and agrees to repurchase the same assets on a specified date. Proceeds from such transactions are treated as secured borrowings pursuant to applicable regulations. See Note 9 to the Consolidated Financial Statements.

     BankAtlantic is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Atlanta. See "Regulation and Supervision." BankAtlantic uses advances from the FHLB to match fund or partially match fund fixed rate wholesale residential real estate loans purchased, to repay other borrowings, meet deposit withdrawals and expand its lending and short-term investment activities. See Note 8 to the Consolidated Financial Statements.

     FEDERAL FUNDS BORROWINGS-BankAtlantic has established three $5.0 million unsecured facilities with three federally insured banking institutions to purchase Federal Funds. The facilities are used on an overnight borrowing basis to assist in managing BankAtlantic's cash flow requirements. These Federal Fund lines are subject to periodic review and may be terminated at any time by the issuer institution.

COMPETITION

     As reported by an independent statistical reporting service, BankAtlantic is currently the largest independent savings bank and third largest independent financial institution headquartered in the State of Florida based on deposits at September 30, 1996, the most recent date utilized by such reporting service. BankAtlantic's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

     BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient locations. There is direct competition for deposits from credit unions and commercial banks and other savings institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions, and corporate and government securities. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of real estate loans normally comes from other savings and financial institutions, commercial banks, mortgage bankers, finance and insurance companies.

     Legislative developments relating to interstate branching and the ownership of financial institutions are expected to result in continued consolidation of financial institutions, and also provide larger financial institutions increased access in the marketplace. Accordingly, BankAtlantic expects increased competition in the immediate future. See further discussion under "Regulation and Supervision- Legislative Developments".

EMPLOYEES

     The Company does not have any employees who are not also employees of BankAtlantic. At December 31, 1996, BankAtlantic employed 961 full-time and 56 part-time employees. Management believes that its relations with its employees are satisfactory. BankAtlantic currently maintains a comprehensive employee benefits program providing, among other benefits, a qualified pension plan, managed health care programs and life insurance. These employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. BankAtlantic's employees are not represented by any collective bargaining group.

                          REGULATION AND SUPERVISION

GENERAL

     The Company, by virtue of its ownership of all of the outstanding stock of BankAtlantic, is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is subject to the reporting and the other requirements of the Securities and Exchange Act. In addition, BFC Financial Corporation ("BFC") which owns 46% of the Company's voting common stock, is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and to a lesser extent by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion in connection with their with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

HOLDING COMPANY REGULATIONS

     The Home Owner's Loan Act ("HOLA") prohibits a savings bank holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association (as defined in Section 3 of the Federal Deposit Insurance Act) or any other savings and loan or savings bank holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including the competitive effects of the transaction, the financial and managerial resources and future prospects of the holding company and its bank or thrift subsidiaries following the transaction, and the compliance records of such subsidiaries with the CRA. Generally, a savings bank holding company may not acquire more than 5% of the voting shares of any savings association unless by merger, consolidation or purchase of assets, in each case subject to prior OTS approval. A savings bank holding company may not acquire as a separate subsidiary an insured institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except in the case of certain emergency acquisitions approved by the FDIC, or when the laws of the state in which the insured institution to be acquired is located specifically authorize such an acquisition. However, a savings bank holding company may acquire up to 5% of the voting shares of any savings association or savings bank holding company not a subsidiary thereof without prior regulatory approval. Another provision of HOLA permits a savings bank holding company to acquire up to 15% of the voting shares of certain undercapitalized savings associations.

     Federal law empowers the Director of the OTS to take substantive action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary,
(i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; or (iii) limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Any such limits would be issued in the form of a directive having the legal effect of a cease and desist order.

     ACTIVITIES LIMITATIONS-The Company will remain a unitary savings bank holding company under applicable law until it acquires as a separate subsidiary another savings institution. A savings bank holding company whose sole subsidiary qualifies as a qualified thrift lender ("QTL"), described below, generally has the broadest authority to engage in various types of business activities with little to no restrictions on its activities, except that historically savings bank holding companies have not been permitted to acquire or be acquired by an entity engaged in securities underwriting or market making. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or an escrow business;
(iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution; (iv) holding or managing properties used or occupied by a subsidiary insured institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings bank holding companies; or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board ("FRB") as permissible investments for bank holding companies. These restrictions do not apply to a multiple savings bank holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are QTLs.

     RESTRICTIONS ON TRANSACTIONS WITH BANKATLANTIC-BankAtlantic is subject to restrictions in its dealings with the Company and any other companies that are "affiliates" of the Company under HOLA and certain provisions of the Federal Reserve Act ("FRA") that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations. See "Regulation and
Supervision-Savings Institution Regulations-Transactions with Affiliates" below for a general discussion of the restrictions on dealing with affiliates.

LEGISLATIVE DEVELOPMENTS

     INTERSTATE BANKING-The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("RNA") authorizes interstate acquisition of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the RNA and May 31, 1997. The RNA further provides that states may enact laws permitting interstate merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through DE NOVO branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or DE NOVO.

     EXPANDED NON-BANKING ACTIVITIES-Various bills have been introduced into the United States Congress that would repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the Bank Holding Company Act prohibiting affiliations between banking organizations and non-banking organizations. This legislation is still under discussion.

     FDIC DEPOSIT INSURANCE-On September 30, 1996, President Clinton signed into law H.R. 3610, which recapitalized the SAIF and substantially bridged the assessment rate disparity existing between SAIF and BIF insured institutions. The new law subjected institutions with SAIF assessable deposits, including BankAtlantic, to a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment, which was paid in November 1996, resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996, and under provisions of the law, was treated as a fully deductible "ordinary and necessary business expense" for tax purposes. The $7.2 million charge excludes the $2.3 million amount assessed on BNA deposits which was included considered in recording the acquisition of BNA under the purchase method of accounting. in As a result of the special assessment, discussed herein, the SAIF was capitalized at the target Designated Reserve Ratio
("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996.

     On December 1, 1996 the FDIC finalized a rule lowering the rates on insurance assessments paid to the SAIF, effective October 1, 1996. The rule also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The FICO assessment rate for the first semi-annual period in 1997 was set at 6.48 basis points annually for SAIF-assessable deposits and 1.30 basis points for BIF assessable deposits. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until pro-rata sharing begins, when the insurance funds merge or January 1, 2000, whichever occurs first. The rule established a special interim rate schedule of 18 to 27 basis points annually between October 1, 1996 and January 1, 1997. Excess assessments were refunded during January 1997. Insurance premiums range from zero to 27 basis points annually, with well capitalized institutions in the highest supervisory subgroup paying zero basis points and undercapitalized institutions in the lowest supervisory subgroup paying 27 basis points. At December 31, 1996, BankAtlantic met the capital requirements for a well capitalized institution and anticipates paying zero basis points for insurance premiums and anticipates paying 6.48 basis points for its SAIF-assessable deposits and 1.30 for its BIF-assessable deposits based on it supervisory subgroup for FICO assessments. BankAtlantic pays deposit insurance premiums primarily to the SAIF and secondarily to the BIF in connection with the deposits it acquired as a result of the acquisition of MegaBank. All BNA deposits acquired are subject to SAIF premiums. At December 31, 1996, BankAtlantic had approximately $143.8 million of deposits subject to BIF premiums and $1.7 billion subject to SAIF premiums.

     The Company has been considering converting BankAtlantic's charter to that of a commercial bank, however, the Company is not presently pursuing a conversion of BankAtlantic's charter since it is awaiting the outcome of the legislative proposals relating to the possible consolidation of bank and thrift charters.

SAVINGS INSTITUTION REGULATIONS

     REGULATORY CAPITAL-Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. The effect and interrelationship of these regulations is discussed below.

     Savings institutions must meet the OTS' specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS' regulations varies substantially from capital calculated pursuant to generally accepted accounting principles ("GAAP"). At December 31, 1996, BankAtlantic exceeded all applicable regulatory capital requirements. The capital requirements are as follows:

     (a) The leverage limit requires savings institutions to maintain core capital of at least 3% of adjusted total assets. Adjusted total assets are calculated as GAAP total assets, minus intangible assets (except those included in core capital as described below). Core capital consists of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, less specified intangible assets (including goodwill and mortgage servicing rights ("MSR")). However, a portion of MSR may be included in adjusted assets and core capital. Generally, an amount may be included equal to the lower of (i) 90% of the fair market value of readily marketable MSR (ii) the current amortized book value as determined under GAAP or
(iii) 50% of core capital.

     (b) Under the tangible capital requirement, savings institutions must maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Tangible capital is defined in the same manner as core capital, except that all intangible assets, except MSR, must be deducted. The percentage of MSR which may be included in tangible capital is equal to the lesser of (a) 100% of the amount of tangible capital that exists before the deduction of any disallowed MSR or (b) the amount of MSR allowed to be included in core capital.

     (c) The risk-based standards of the OTS currently require maintenance of core capital equal to at least 4% of risk-weighted assets, and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital, but supplementary capital that may be included in computing total capital for this purpose may not exceed core capital. Supplementary capital includes cumulative perpetual preferred stock, allowable subordinated debt and general loan loss allowances, within specified limits. Such general loss allowances may not exceed 1.25% of risk-weighted assets.

     Risk-weighted assets are determined by assigning to all assets designated risk weights ranging from 0% to 100%, based on the credit risk assumed to be associated with the particular asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States government securities, including mortgage-backed securities issued or guaranteed by GNMA. A weight of 20% is assigned to, among other things, certain obligations of United States government-sponsored agencies (such as the FNMA and the FHLMC), stock of a FHLB and high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other residential mortgage-related securities. A weight of 100% is assigned to consumer, commercial and other loans, repossessed assets and assets that are 90 days or more past due and all other assets not identified in the categories above. See "Liquidity and Capital Resources" and Note 14 of the Consolidated
Financial Statements for a discussion on BankAtlantic's capital position.

     In addition to the capital requirements set forth in the OTS' regulations, the OTS has delegated to its Regional Directors the authority to establish higher individual minimum capital requirements for savings institutions based upon a determination that the institution's capital is or may become inadequate in view of its circumstances.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest-rate risk will be subject to a deduction of its interest-rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than normal interest-rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest-rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest-rate risk, and 2.0% multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest-rate risk component on a case-by-case basis. The OTS implemented the interest-rate risk capital deduction on June 30, 1995. However, in a letter dated March 20, 1995, the OTS stated that no institution would be required to deduct capital for interest rate risk or to report such a deduction until guidance is issued describing the appeals process for the deduction. The December 31, 1996 deduction would have been based on the lesser of the March 1996, June 1996 or September 1996 interest rate risk components. At December 31, 1996, based on the above, no interest rate risk deduction to capital would have been required by BankAtlantic.

     Additionally, the OCC, which is the primary regulator for national banks, has adopted a final rule increasing the leverage ratio requirements for all but the most highly rated national banks. Pursuant to FIRREA, the OTS is required to issue capital standards for savings institutions that are no less stringent than those applicable to national banks. Based on the OCC rule, savings institutions would be required to maintain a leverage ratio (defined as the ratio of core capital to adjusted total assets) of between 4% and 5%. If the OCC rule was in effect for OTS regulated financial institutions at December 31, 1996, BankAtlantic would have been in full compliance with the requirement.

     Effective March 1, 1994, core deposit intangibles ("CDIs") have been excluded in the determination of regulatory capital. BankAtlantic did not have CDIs since the effective date of the final rule and accordingly, BankAtlantic was not affected by this exclusion from capital. However, as a result of the MegaBank and BNA acquisitions, BankAtlantic recorded as intangible assets amounts representing the excess of the cost of the net assets acquired over the fair value of such assets and the cost of the non-competition agreement with a principal of MegaBank. Such amounts are deducted in full from tangible, core and risk-based capital. At December 31, 1996, $29.0 million has been deducted in connection with the MegaBank and BNA acquisitions based upon the intangible exclusion. For a further discussion of the acquisitions, see Note 20 of the Consolidated Financial Statements.

     INSURANCE OF ACCOUNTS-BankAtlantic's deposits are insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Pursuant to the FDICIA, the FDIC adopted transitional regulations implementing risk-based insurance premiums that became effective on January 1, 1993. Under these regulations, institutions are divided into groups based on criteria consistent with those established pursuant to the prompt regulatory action provisions of the FDICIA (see "Savings Institution Regulations-Prompt Regulatory Action", below). Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution. See also "Legislative Developments-FDIC Deposit Insurance."

     As an insurer, the FDIC issues regulations and conducts examinations of its insured members. Insurance of deposits by the FDIC may be terminated by the FDIC, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance. BankAtlantic's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on BankAtlantic or terminate insurance of its deposits. See "Competition" for potential changes in insurance assessments.

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS-Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

     An institution that meets the minimum regulatory capital requirements but does not meet the fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS.

     A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as:
"adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. At December 31, 1996 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

     Savings institutions must provide the OTS with at least 30 days written notice before making any capital distributions. All capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. While proposed regulations would eliminate the notice requirement for certain institutions, the proposal would not apply to BankAtlantic because it is owned by a holding company.

     THE FEDERAL HOME LOAN BANK ("FHLB") SYSTEM-BankAtlantic is a member of the FHLB system, which consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility for member institutions. BankAtlantic, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on BankAtlantic's behalf). BankAtlantic is currently in compliance with this requirement.

     Each FHLB makes loans (advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHLB. The FHLB Act establishes collateral requirements for advances from the FHLB. All advances from the FHLB must be fully secured by sufficient collateral as determined by the FHLB of Atlanta. The FHLB Act prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the Federal government or any agency thereof, deposits with the FHLB and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. All long-term advances are required to provide funds for residential home financing. The FHLB of Atlanta has established standards of community service that members must meet to maintain access to long-term advances.

     FEES AND ASSESSMENTS OF THE OTS-The OTS has adopted regulations to assess fees on savings institutions to fund the operations of the OTS. The regulations provide for the OTS' assessments to be made based on the total consolidated assets of a savings institution as shown on its most recent report to the agency. Troubled savings institutions (generally, those operating in conservatorship or with the lowest two (of five) supervisory subgroup ratings) are to be assessed at a rate 50% higher than similarly sized thrifts that are not experiencing problems.

     INVESTMENT ACTIVITIES-As a federally-chartered savings bank, BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. These restrictions and prohibitions are set forth in HOLA and in the rules of the OTS and include dollar amount and procedural limitations. BankAtlantic is in compliance with these restrictions.

     Under the Federal Deposit Insurance Act ("FDIA"), a savings institution is required to provide 30 days prior notice to the FDIC and the OTS of its desire to establish or acquire a new subsidiary or conduct any new activity through a subsidiary. The institution is also required to conduct the activities of the subsidiary in accordance with the OTS' orders and regulations. The Director of the OTS has the power to force divestiture of any subsidiary or the termination of any activity it determines is a serious threat to the safety, soundness or stability of the savings institution or is otherwise inconsistent with sound banking principles. Additionally, the FDIC is authorized to determine whether any specific activity poses a threat to SAIF and to prohibit any member of SAIF from engaging directly in the activity, even if it is an activity that is permissible for a federally-chartered savings institution or for a subsidiary of a state-chartered savings institution.

     SAFETY AND SOUNDNESS-Operational and managerial standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders are all the subject of extensive guidelines. Additionally, the OTS is empowered to set standards for any other facet of an institution's operations, not specifically covered by regulations. The OTS is required to prescribe asset quality, earnings and stock valuation standards specifying: (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of the institution; and (iv) such other standards relating to asset quality, earnings and valuation as the OTS deems appropriate.

     LOANS TO ONE BORROWER-Generally, a savings institution's total loans and extensions of credit to one borrower or related group of borrowers, outstanding at one time and not fully secured by readily marketable collateral, may not exceed 15% of the institution's unimpaired capital and surplus. Except as set forth below for certain highly rated securities, an institution's investment in commercial paper and corporate debt securities of any one issuer or related entity must be aggregated "loans" for purposes of the immediately preceding sentence.

     Savings institutions may invest, in addition to the 15% general limitation, up to 10% of unimpaired capital and surplus in commercial paper of one issuer rated by two nationally recognized rating services in the highest category, or in corporate debt securities rated in one of the two highest categories by at least one such service. A savings institution may also lend up to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Readily marketable collateral is defined to include certain securities and bullion, but generally does not include real estate.

     A savings institution which meets its capital requirements may make loans to one borrower to develop domestic residential housing units, up to the lesser of $30,000,000 or 30% of the savings institution's unimpaired capital and surplus if certain other conditions are satisfied. BankAtlantic has requested and received approval for one construction lending relationship under the above exception. This exception is an alternative to the 15% limitation and not in addition to that limitation. At December 31, 1996, BankAtlantic was in compliance with the loans to one borrower limitations. During 1997, BankAtlantic originated a $35.0 million commercial real estate loan in which the Company participated $6.5 million of the loan.

     QUALIFIED THRIFT LENDER-BankAtlantic, like all savings institutions, is required to meet the QTL test for, among other things, future eligibility for advances from the FHLB. The QTL test requires that a savings institution's qualified thrift investments equal or exceed 65% of the savings institution's portfolio assets calculated on a monthly average basis in nine out of every twelve months. For the purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets are included as qualified thrift investments without limit: (i) domestic residential housing or manufactured housing loans; (ii) home equity loans and mortgage-backed securities secured by residential housing or manufactured housing loans; and
(iii) certain obligations of the FDIC and other related entities. Other qualifying assets which may be included up to an aggregate of 20% of portfolio assets are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity securities of service corporations that derive at least 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to and investments in low-cost, one-to-four family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where credit needs of low-to-moderate income families are not met; (v) other loans for churches, schools, nursing homes and hospitals; and (vi) consumer and education loans up to 10% of total portfolio assets.

     Any savings institution that fails to meet the QTL test must convert to a commercial bank charter or limit its future investments and activities to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a commercial bank charter will be ineligible to receive future advances from the FHLB and, beginning three years after the loss of QTL status, will be required to repay all outstanding advances from the FHLB except for special liquidity advances and dispose of or discontinue all preexisting investments and activities not permitted for both savings institutions and national banks. If an institution converts to a commercial bank charter, its deposits remain insured by SAIF until the FDIC permits it to transfer to BIF. If any institution that fails the QTL test and is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all applicable restrictions on bank holding companies. At December 31, 1996, BankAtlantic was in compliance with current QTL requirements.

     TRANSACTION WITH AFFILIATES-As a federally chartered savings institution, BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the FRA.

     Sections 22(g) and 22(h) establish restrictions on loans to directors, controlling shareholders and their related companies and certain officers.
Section 22(g) provides that no institution may extend credit to an executive officer unless (i) the bank would be authorized to make such extension of credit to borrowers other than its officers, (ii) the extension of credit is on terms not more favorable than those afforded to other borrowers, (iii) the officer has submitted a detailed current financial statement and (iv) the extension of credit is on the condition that it shall become due and payable on demand at any time that the officer is indebted to any other bank or banks on account of extensions of credit in any one of the following three categories, in an aggregate amount greater than the amount of credit of the same category that could be extended to the officer by the institution: (a) an extension of credit secured by a first lien on a dwelling which is expected to be owned by the officer and used by the officer as his or her residence; (b) an extension of credit to finance the education of the children of the officer; or (c) for any other purpose prescribed by the OTS. Section 22(g) also imposes reporting requirements on both the officers to whom it applies and on the institution.
Section 22(h) requires that loans to directors, controlling shareholders and their related companies and certain officers be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and that those loans do not involve more than the normal risk of repayment or present other unfavorable features. On September 30, 1996, Congress amended Section 22(h) by adding an exception for extensions of credit made pursuant to a program that is widely available to all employees of the lending institution and does not give preference to insiders over other employees. Effective November 4, 1996, the FRB amended Regulation O to implement this amendment to 22(h).

     Section 23A limits transactions with any one affiliate to 10% of the institution's capital and surplus and limits aggregate affiliate transactions to 20% of such capital and surplus. Sections 23A and 23B provide that a loan transaction with an affiliate generally must be collateralized (other than by a low-quality asset or by securities issued by an affiliate) and that all covered transactions as well as the sale of assets, the payment of money or the providing of services by a savings institution to an affiliate must be on terms and conditions that are substantially the same, or at least as favorable to the savings institution, as those prevailing for comparable non-affiliated transactions. A covered transaction is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate (with some exceptions), the acceptance of securities issued by an affiliate as collateral for a loan or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The OTS regulations clarify that transactions between either a thrift or a thrift subsidiary and an unaffiliated person that benefit an affiliate are considered covered transactions. A savings institution may make loans to or otherwise extend credit to an affiliate only if the affiliate is engaged solely in activities permissible for bank holding companies. In addition, no savings institution may purchase the securities of any affiliate other than the shares of a subsidiary. The Director of the OTS may further restrict these transactions in the interest of safety and soundness. At December 31, 1996, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

     LIQUIDITY REQUIREMENTS OF THE OTS-The OTS' regulations currently require all member savings institutions to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified United States government, state or Federal agency obligations and other corporate debt obligations and commercial paper) equal to 5% of the sum of the average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. All savings institutions are also required to maintain an average daily balance of short-term liquid assets (generally having maturities of 12 months or less) equal to at least 1% of the average daily balance of net withdrawable accounts and current borrowings. Monetary penalties may be imposed by the OTS for failure to meet liquidity requirements. At December 31, 1996, BankAtlantic was in compliance with all applicable liquidity requirements.

     THE FEDERAL RESERVE SYSTEM-BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. The FRB has authority to adjust reserve percentages and to impose in specified circumstances emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements which may be imposed by the OTS. In addition, FRB regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and any changes to those policies in writing to customers. BankAtlantic believes that it is in compliance with all such FRB regulations.

     COMMUNITY REINVESTMENT ACT-Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA, as amended by FIRREA, requires public disclosure of an institution's CRA rating and requires that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. The four ratings are "outstanding record of meeting community credit needs", "satisfactory record of meeting community credit needs", "needs to improve record of meeting community credit needs" and "substantial non-compliance in meeting community credit needs." An institution's CRA rating is taken into account in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Poor CRA performance maybe the basis for denying an application. BankAtlantic received an "outstanding record of meeting community credit needs" during its most recent OTS examination.

NEW ACCOUNTING STANDARDS AND POLICIES

     Financial Accounting Standards Board Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("FAS 125") was issued in June 1996. FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. FAS 125 must be implemented, prospectively on January 1, 1997. Implementation of FAS 125 is not expected to have a material impact on BankAtlantic's Statement of Operations or Statement of Financial Condition upon adoption.

                               ITEM 2. PROPERTIES

         The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. In addition to its principal office, BankAtlantic currently conducts business at 55 branch offices primarily located in Dade, Broward, and Palm Beach Counties, Florida. BankAtlantic owns the land and building on which its executive offices are located and also owns 23 of its branch office locations. BankAtlantic leases either the land, the building or both in connection with the operation of its 34 other branch offices. BankAtlantic has twelve leased branch office sites in Broward County, with lease expiration dates ranging from 1997 to 2001; nine leased branch office sites in Dade County, with lease expiration dates ranging from 1997 to 2005; two leased branch office in Palm Beach County with leases expiring in 1999 and 2001; and nine leased branch offices located in Wal-Mart stores in Lee, Sarasota, Osceola, Flagler, Manatee and Charlotte Counties, with leases expiring in 1999 and 2001. BankAtlantic also maintains two ground leases in Broward County expiring in 1999 and 2072 and one ground lease in Palm Beach County expiring in 2000. BankAtlantic owns the land and buildings relating to four future branch sites. BankAtlantic also leases two properties for future branch sites in Broward and Palm Beach Counties. BankAtlantic owns a building and the associated land which houses its mortgage-servicing operations. At December 31, 1996, the aggregate net book value of premises and equipment, including leasehold improvements and equipment, was $48.3 million.

                            ITEM 3. LEGAL PROCEEDINGS

         The following is a description of certain lawsuits other than ordinary routine litigation incidental to BankAtlantic's business to which BankAtlantic is a party:

         JOSE DANIEL RUIZ CORONADO VS. BANKATLANTIC BANCORP, INC. IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA. CASE NO. 96-7115-CIV-GONZALEZ. This action was filed as a purported class action on September 27, 1996 on behalf of certain account holders of BankAtlantic whose bank accounts were seized by federal authorities. The complaint alleges that the financial privacy rights of the account holders under various federal and state laws were violated. On January 22, 1997, the Court entered an order dismissing the complaint against BankAtlantic. The Court found that BankAtlantic complied with applicable federal statutes.

IN RE STERLING RESOURCES

         CAROLINE BERGER, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED HAS BROUGHT AN ACTION AGAINST JOSEPH GIARIZZO, RON SCOTT, LEON MARTIN, PAUL TEDALDY, SAL GIARIZZO, JAMES GANSKY, HARBOR CREST ASSOCS. LTD., QUEENS WINDOW SYSTEMS LTD., DARTMOUTH PLAN INC., WENDOVER FUNDING, INC., MIDWEST FEDERAL SAVINGS BANK, STERLING RESOURCES LTD., BENCHARGE CREDIT SERVICE OF NEW YORK, INC., SKOPBANK, DAVID BEYER, JEFFREY BEYER, BANKATLANTIC, NATIONAL CITY BANK OF AKRON, SUBURBAN EQUITY CORP., OXFORD HOME EQUITY LOAN CO., NATIONAL WESTMINSTER BANK, EMBANQUE CAPITAL CORP., CHRYSLER FIRST, CAPITAL RESOURCES CORP. AND GREEN POINT SAVINGS, IN THE UNITED STATES DISTRICT COURT, EASTERN DISTRICT OF NEW YORK, CV-90-2500, PLATT, C.J. This action was originally filed on July 13, 1990 by the plaintiff, Caroline Berger ("Berger"), in her individual capacity, against Joseph Giarizzo, Harbor Crest Associates, Ltd., Queens Window Systems Ltd., Dartmouth Plan, Inc., Wendover Funding Inc., Midwest Federal Savings Bank, Sterling Resources Ltd., Bencharge Credit Service of New York Inc., SkopBank, David Beyer and Jeffrey Beyer. The original complaint asserted a variety of state and federal causes of action. The plaintiff, Berger asserted that she was defrauded by Dartmouth Plan Inc., Midwest Federal Savings Bank and by Harbor Crest, a home improvement contractor affiliated with Dartmouth. The plaintiff maintained that Dartmouth and Harbor Crest operated a scheme pursuant to which Harbor Crest would identify individuals with small incomes with little or no education and sell them home improvements at substantially marked up prices. The plaintiff alleged that the home improvements were provided in a shoddy and unprofessional manner and that the requirements of the truth in lending laws were not met. The New York action, which was brought against over 25 parties, including BankAtlantic, purported to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions including BankAtlantic. The action sought, among other things, rescission of the loan agreements and damages. In October 1995, the Court in the New York action preliminary approved a settlement rendered by the parties pursuant to which members of the class who timely filed a proof of claim would be entitled to relief in the form of reduced interest rates and reductions of principal. A settlement was reached in 1996 and the litigation was resolved.

         In related matters, two additional actions were filed in New Jersey. One of the actions was brought on behalf of the State of New Jersey and was resolved in 1995. The other action, entitled - FRANCES SCOTT, ON BEHALF OF HERSELF AND ALL OTHER SIMILARLY SITUATED AGAINST MAYFLOWER HOME IMPROVEMENT CORP., EQUICREDIT CORPORATION OF AMERICA, BERNARD PERRY, GINO CIUFFETELLI, HYMAN BEYER, JEFFREY BEYER, BRUCE BEYER, MNC CREDIT CORP., SHAWMUT BANK, FIRST TENNESSEE BANK, CIT GROUP/CREDIT FINANCE, INC., SECURITY PACIFIC FINANCIAL SERVICES, INC., JEROME GOLDMAN, BANKATLANTIC, FSB., MICHAEL BISCEGLIA AND GERALD ANNABEL, was filed in the Superior Court of New Jersey, Law Division-Passaic County-Docket No: PAS-L-2628-95, Honorable Frank M. Donato, J.S.C. and was commenced immediately after the resolution of the State of New Jersey action. This action purports to be a class action on behalf of the named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action seeks, among other things, recision of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to trial court to determine whether the action may be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew their summary judgment motion after the trial court has made a determination as to plaintiff's ability to maintain this case as a class action.

         In an action entitled BANKATLANTIC, A FEDERAL SAVINGS BANK, A FEDERALLY CHARTERED SAVINGS BANK VS. NATIONAL UNION FIRE INSURANCE CO. OF PITTSBURGH, PENNSYLVANIA, A PENNSYLVANIA CORPORATION, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA, 91-2940-CIV-MORENO, BankAtlantic and National Union entered into a Covenant Not To Execute (the "Covenant"). Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against National Union but has agreed to limit execution on any judgment obtained against National Union to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in the action. Pursuant to the Covenant, National Union paid BankAtlantic approximately $6.1 million on execution of the Covenant, and agreed to pay an additional $3 million, which was paid when due on November 1993, and approximately $2.9 million which was paid when due on November 1, 1994. Further, National Union agreed to reimburse BankAtlantic for additional losses (as defined) incurred by it in connection with the Subject Portfolio, if any, provided that in no event will National Union be obligated to pay BankAtlantic in the aggregate more than $18 million. In the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts plus any payments received from National Union equal $22 million. Thereafter National Union will be entitled to any such recoveries to the extent of its payments to BankAtlantic.

         BankAtlantic is also currently a party to certain other lawsuits arising in the ordinary course of its business.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         On February 13, 1996, the stockholders of the Company approved at a special meeting, an amendment to the Company's Articles of Incorporation (the "Amendment") authorizing 30,000,000 shares of a new class of non-voting common stock designated Class A common stock and redesignating the Company's existing common stock, par value $0.01 per share, as Class B common stock. The Class A common stock has no voting rights except as may be required by Florida law. The two classes of stock generally have the same economic rights, except Class A common stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on Class B common stock. In March 1996, BBC issued 1.80 million shares of Class A common stock in an underwritten public offering at $9.60 per share. In April 1996 the underwriter exercised an overallotment option to purchase an additional 252,817 shares of Class A common stock at $9.60 per share.

         The Company's Class B common stock is quoted on the Nasdaq National Market under the symbol "BANC" and the Company's Class A common stock is quoted on the Nasdaq National market under the symbol "BANCA". On March 7, 1997 there were approximately 718 record holders of the Class A common stock and 7,807,258 shares issued and outstanding and 596 record holders of the Class B common stock and 10,542,116 shares issued and outstanding.

         The following table set forth, for the periods indicated, the high and low closing sale prices of the Class A common stock and the Class B common stock as reported by the Nasdaq National Market, as adjusted to reflect the 25% stock dividends issued on July 1996 and February 1997 to holders of both classes of common stock. Due to accounting and tax considerations, the stock dividend was paid in Class B common stock with respect to options to purchase Class B common stock previously granted under the Company's stock option plans.


                                                          CLASS A COMMON                CLASS B COMMON
                                                           STOCK PRICE                    STOCK PRICE
                                                      ---------------------          ---------------------
                                                         HIGH        LOW               HIGH         LOW
                                                      ----------  ---------          ---------   ---------
For the Year ended December 31, 1996...............   $ 10 15/16  $ 8  7/16          $10 15/16   $ 8   1/8
   First Quarter...................................      9 15/16    9   5/8            9   7/8     8   1/8
   Second Quarter..................................      9 15/16    8 13/16           10   1/4     8   1/8
   Third Quarter...................................     10   5/8    8  7/16           10 15/16     8  3/16
   Fourth Quarter..................................     10 15/16   10   1/8           10 15/16    10
For the Year ended December 31, 1995...............      -          -                 10   1/4     5 15/16
   First Quarter...................................      -          -                  6   3/4     6  3/16
   Second Quarter..................................      -          -                  7   1/2     5 15/16
   Third Quarter...................................      -          -                 10           7  3/16
   Fourth Quarter..................................      -          -                 10   1/4     9   1/8
For the Year ended December 31, 1994...............      -          -                  6 15/16     4 15/16
   First Quarter...................................      -          -                  6           4 15/16
   Second Quarter..................................      -          -                  6   7/8     5   1/4
   Third Quarter...................................      -          -                  6   7/8     5  9/16
   Fourth Quarter..................................      -          -                  6 15/16     5 11/16


         On December 31, 1996, the last sale price of the Class A common stock and Class B common stock as reported by the Nasdaq National Market was $10.40 and $10.70 per share, respectively.

         On July 3, 1996, the Company closed a public offering of $57.5 million of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible at an exercise price of $10.24 per share into aggregate of 5,615,235 shares of Class A common stock.

         The Company's 6 3/4% Convertible Debentures are quoted on the Nasdaq National market under the symbol "BANCG". On March 7, 1997 there were approximately 64 debenture holders and $57.5 million debentures were issued and outstanding. The following table set forth, for the periods indicated, the high and low closing sales price as reported by the Nasdaq National Markets for the 6 3/4% Convertible Debentures, which were issued in July 1996

                                                HIGH                 LOW
                                              ---------            --------
For the Year Ended December 31, 1996          $ 111                $  107
First Quarter.......................             -                     -
Second Quarter......................             -                     -
Third Quarter.......................            107 3/4               100
Fourth Quarter......................            111                   110


         See Regulation and Supervision "Restrictions on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis - Dividends" for a description of certain limitations on the payment of dividends by BankAtlantic. Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. Subject to the results of operations and regulatory capital requirements, the Company will seek to declare regular quarterly cash dividends on its common stock. The Company declared five for four common share stock splits effected in the form of 25% stock dividends in July 1996 and February 1997. Where appropriate, amounts throughout this report have been adjusted to reflect these stock dividends.

                                        CASH DIVIDENDS PER    CASH DIVIDENDS PER
                                         SHARE OF CLASS B       SHARE OF CLASS A
                                           COMMON STOCK           COMMON STOCK
                                        ------------------    ------------------


Fiscal Year Ended December 31, 1996
  First Quarter........................ $   0.0282            $       0.0324
  Second Quarter....................... $   0.0282            $       0.0324
  Third Quarter........................ $   0.0291            $       0.0324
  Fourth Quarter....................... $   0.0291            $       0.0324
Fiscal Year Ended December 31, 1995
  First Quarter........................ $   0.0251                     N/A
  Second Quarter....................... $   0.0251                     N/A
  Third Quarter........................ $   0.0282                     N/A
  Fourth Quarter....................... $   0.0282                     N/A
Fiscal Year Ended December 31, 1994
  First Quarter........................ $   0.0246                     N/A
  Second Quarter....................... $   0.0246                     N/A
  Third Quarter........................ $   0.0251                     N/A
  Fourth Quarter....................... $   0.0251                     N/A


         The Company intends to continue to declare regular quarterly cash dividends on the Class A common stock and the Class B common stock. The Class A common stock is entitled to receive cash dividends equal to at least 100% of any cash dividends declared and paid on the Class B common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data presented below has been derived from the audited Consolidated Financial Statements of the Company and are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Independent Auditors Reports, included elsewhere within. Where appropriate, amounts and percentages have been adjusted for the July 1996 and February 1997 five for four common stock splits effected in the form of 25% stock dividends, issued August 1996 and March 1997.

                                                                  AT DECEMBER 31,
                                                           -----------------------------
                                                               1996           1995
                                                           -------------- --------------
                                                           (IN THOUSANDS, EXCEPT SHARE
                                                                       DATA)
STATEMENT OF FINANCIAL CONDITION:
Total assets    ..........................................  $ 2,605,527    $ 1,750,689
Loans receivable-net  ....................................    1,824,856        828,630
Mortgage-backed securities held to maturity   ............            0              0
Debt securities available for sale   .....................      439,345        691,803
Investment and trading account securities, net(1)   ......       54,511         49,856
Mortgage servicing rights   ..............................       25,002         20,738
Cost over fair value of net assets acquired and
 other intangibles    ....................................       29,008         11,521
Deposits  ................................................    1,832,780      1,300,377
Subordinated debentures, capital notes
 and note payable  .......................................       78,500         21,001
Advances from FHLB, federal funds purchased and
 securities sold under agreements to repurchase  .........      486,288        269,222
Total stockholders' equity    ...........................      147,704        120,561



                                                                         AT DECEMBER 31,
                                                           -------------------------------------------
                                                               1994           1993           1992
                                                           -------------- -------------- -------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF FINANCIAL CONDITION:
Total assets    ..........................................  $ 1,539,653    $ 1,359,195    $ 1,303,071
Loans receivable-net  ....................................      546,396        485,956        556,662
Mortgage-backed securities held to maturity   ............      573,913        443,249        349,531
Debt securities available for sale   .....................       53,969         83,116        137,963
Investment and trading account securities, net(1)   ......      211,776         97,701        120,424
Mortgage servicing rights   ..............................       20,584         19,833          7,655
Cost over fair value of net assets acquired and
 other intangibles    ....................................            0              0              0
Deposits  ................................................    1,085,782      1,076,360      1,108,115
Subordinated debentures, capital notes
 and note payable  .......................................            0              0          9,524
Advances from FHLB, federal funds purchased and
 securities sold under agreements to repurchase  .........      311,879        149,435         87,632
Total stockholders' equity    ...........................      105,520         90,652         66,165

----------------

(1) Excludes FHLB stock. Includes interest-bearing deposits in other banks and securities purchased under agreement to resell. Excludes $109,931 of banker's acceptances in 1993, and includes trading account securities of $9.1 million in 1994.

                                                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                 1996             1995             1994             1993             1992
                                              --------------   --------------   --------------   --------------   -------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Total interest income    ..................   $   152,631      $   130,077      $    98,549      $    94,503      $   116,476
Total interest expense   ..................        77,031           65,686           41,431           35,987           55,567
                                              ------------     ------------     -----------      -----------      -----------
Net interest income   .....................        75,600           64,391           57,118           58,516           60,909
Provision for loan losses   ...............         5,844            4,182            2,299            3,450            6,650
                                              ------------     ------------     -----------      -----------      -----------
Net interest income after provision for
 loan losses    ...........................        69,756           60,209           54,819           55,066           54,259
                                              ------------     ------------     -----------      -----------      -----------
NON-INTEREST INCOME:
Loan servicing and other loan fees   ......         4,216            3,524            3,365            2,229            2,869
Gains on sales of loans originated
 for resale  ..............................           534              395              773            1,246              976
Gains on sales of mortgage
 servicing rights  ........................         4,182            2,744              484                0                0
Gains on sales of investment and
 mortgaged-backed securities, net    ......         5,959                0                0                0            5,869
Unrealized and realized gains (losses) on
 trading account securities    ............             0              589             (558)               0                0
Gain (loss) on sales of property and
 equipment, net    ........................         3,061               18              272              (73)             (71)
Other  ....................................        15,785           12,118            9,427            8,236            7,408
                                              ------------     ------------     -----------      -----------      -----------
Total non-interest income   ...............        33,737           19,388           13,763           11,638           17,051
                                              ------------     ------------     -----------      -----------      -----------

                                                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                  1996             1995            1994           1993            1992
                                                ------------   ---------------   ------------   ------------   --------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS (CONTINUED)
NON-INTEREST EXPENSE:
Employee compensation and benefits  .........       33,216             25,403        22,382         19,617          19,202
Occupancy and equipment    ..................       13,615             10,831         8,061          8,417           8,864
SAIF one time special assessment    .........        7,160                  0             0              0               0
Federal insurance premium  ..................        2,495              2,750         2,673          2,750           2,772
Advertising and promotion  ..................        2,079              2,144         1,495            960             480
Foreclosed asset activity-net    ............         (725)            (3,178)       (2,290)         1,243           4,323
Other    ....................................       14,401             13,210         9,764         10,546          11,176
                                                ----------         -----------   ----------     -----------     ----------
Total non-interest expense    ...............       72,241             51,160        42,085         43,533          46,817
                                                ----------         -----------   ----------     -----------     ----------
Income before income taxes and
 extraordinary item  ........................       31,252             28,437        26,497         23,171          24,493
Provision for income taxes    ...............       12,241             10,018         9,662          7,093           9,201
                                                ----------         -----------   ----------     -----------     ----------
Income before extraordinary item    .........       19,011             18,419        16,835         16,078          15,292
Extraordinary item net of taxes  ............            0                  0             0              0             756  (2)
                                                ----------         -----------   ----------     -----------    -----------
NET INCOME                                          19,011             18,419        16,835         16,078          16,048
Dividend on non-cumulative preferred
 stock paid by BFC escrow  ..................            0                  0             0            147             880
Dividends on non-cumulative preferred
 stock   ....................................            0                677           880            733               0
Amounts classified as dividends on
 non-cumulative preferred stock
 redemption    ..............................            0              1,353     (1)     0              0               0
                                                ----------     ---------------   ----------     -----------     ----------
Total dividends on non-cumulative
 preferred stock  ...........................            0              2,030           880            880             880
                                                ----------         -----------   ----------     -----------     ----------
Net income available for common shares  .       $   19,011         $   16,389    $   15,955     $   15,198      $   15,168
                                                ==========         ===========   ==========     ===========     ==========
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE:
Net income before extraordinary item   ......   $     1.01         $     0.97    $(1)  0.97     $     1.03      $     1.26
Extraordinary item   ........................         0.00               0.00          0.00           0.00            0.06
                                                ----------         -----------   ----------     -----------     ----------
Net income  .................................   $     1.01         $     0.97    $     0.97     $     1.03      $     1.32
                                                ==========         ===========   ==========     ===========     ==========
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE
 ASSUMING FULL DILUTION:
Net income before extraordinary item   ......   $     0.93         $     0.96    $(1)  0.97     $     1.02      $     1.09
Extraordinary item   ........................         0.00               0.00          0.00           0.00            0.06
                                                ----------         -----------   ----------     -----------     ----------
Net income  .................................   $     0.93         $     0.96    $     0.97     $     1.02      $     1.15
                                                ==========         ===========   ==========     ===========     ==========
Book value per common share   ...............   $     8.05         $     7.28    $     6.12     $     5.20      $     5.06
                                                ==========         ===========   ==========     ===========     ==========
Tangible book value per share    ............   $     6.47         $     6.59    $     6.12     $     5.20      $     5.02
                                                ==========         ===========   ==========     ===========     ==========
Weighted average number of common and
 common equivalent shares outstanding  ......   18,896,691         16,922,816    16,390,677     14,781,256      11,460,204
                                                ==========         ===========   ==========     ===========     ==========
Weighted average number of common and
 common equivalent shares assuming full
 dilution   .................................   21,833,015         17,084,563    16,438,264     14,872,560      13,283,200
                                                ==========         ===========   ==========     ===========     ==========
Actual common shares outstanding at
 period end    ..............................   18,349,374         16,551,561    15,871,239     15,816,906      11,429,756
                                                ==========         ===========   ==========     ===========     ==========

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                            1996         1995         1994         1993         1992
                                                         ------------ ------------ ------------ ------------ -----------
OTHER FINANCIAL AND STATISTICAL DATA
 PERFORMANCE RATIOS:
Return on average assets(3)  ...........................       0.94    %    1.07    %    1.17    %    1.25    %   1.10   %
Return on average equity(3)  ...........................      14.08        16.03        17.07        21.32       27.09
Cash dividend payout ratio(4) (8)  .....................      11.36        10.62         9.87         4.86        0.00
Average equity to average assets   .....................       6.70         6.66         6.86         5.85        4.07
Average yield on loans, mortgage-backed
 securities, tax certificates and
 investment securities    ..............................       8.23         8.16         7.45         7.95        9.14
Average cost of deposits and borrowings  ...............       4.47         4.51         3.38         3.28        4.54
Net interest spread-during period(5)  ..................       3.76         3.65         4.07         4.67        4.60
Interest rate margin-during period(5)    ...............       4.08         4.04         4.32         4.90        4.78
Efficiency ratio(6)    .................................      66.07        61.07        59.37        62.03       60.22
OTHER FINANCIAL DATA:
Cash dividends per common share(8)    ..................    $ 0.240      $ 0.133      $ 0.120      $ 0.062     $ 0.000
ASSET QUALITY RATIOS:
Non-performing assets as a percent of total loans,
 tax certificates and real estate owned  ...............       1.26    %    2.37    %    3.66    %    3.34    %   3.80   %
Net charge-offs as a percent of average loans  .........       0.47         0.45         0.59         0.56        0.60
Loan loss allowance as a percent of total loans   ......       1.39         2.24         2.89         3.38        2.88
Loan loss allowance as a percent of
 non-performing loans  .................................     167.37       149.49       134.87       173.01      142.93
Non-performing loans as a percent of
 total loans  ..........................................       0.83         1.50         2.14         1.95        2.01
Non-performing assets as a percent of
 total assets    .......................................       0.93         1.23         1.51         1.47        2.07
RATIO OF EARNINGS TO FIXED CHARGES:(7)
Including interest on deposits  ........................       1.40         1.43         1.63         1.63        1.43
Excluding interest on deposits  ........................       2.34         2.41         3.50         5.67        3.62
NUMBER OF:
Offices (all full-service)   ...........................         56           43           32           31          31
Branches with ATMs  ....................................         56           43           29           29          29
Non-Branch ATMs  .......................................        164          154          153            0           0
Deposit accounts    ....................................    218,061      120,067      110,002      113,459     120,558
Loans   ................................................     37,707       23,172       15,319       19,163      27,761

----------------

(1) The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The impact of the October 1995 preferred stock redemption for the year ended December 31, 1995 was a reduction of $0.08 for primary and fully diluted earnings per share.

(2) Utilization of state net operating loss carry-forwards.
(3) Based on income before extraordinary item. The return on average assets and average equity ("ROA" and "ROE") based on net income was 1.16% and 28.43%, respectively, for the year ended December 31, 1992. ROA and ROE excluding the $7.2 million SAIF one-time special assessment would have been 1.16% and 17.34%, respectively, for the year ended December 31, 1996.

(4) Cash dividends declared on common shares divided by net income available for common shares. The cash dividend payout ratio for the year ended December 31, 1995 excluding the October 1995 preferred stock redemption was 9.81%.

(5) Interest rate spread is equal to total interest earned on interest earning assets divided by average interest earning assets, less the total of interest expense divided by average interest-bearing liabilities. Interest rate margin is equal to total interest earned on average interest earning assets divided by average interest earning assets less the total of interest expense divided by average interest earning assets. Interest rate spread and margin during periods is based upon daily average balances of interest-bearing assets and liabilities.

(6) The efficiency ratio is operating expenses (non-interest expenses) as a percent of net interest income plus non-interest income. Excluding the $7.2 million SAIF one-time special assessment, this ratio for the year ended December 31, 1996 would have been 59.52%.

(7) Represents earnings before fixed charges, income taxes, and extraordinary items and non-cumulative preferred stock dividends and redemption. Fixed charges includes interest expense (inclusive or exclusive of interest on deposits as indicated).

(8) Includes dividends for both Class A and Class B common stock.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

   BankAtlantic Bancorp, Inc.'s (the "Company") primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), and its principal activities relate to the operations of BankAtlantic. During 1996 the Company issued $57.5 million of 6 3/4 % convertible debentures ("6 3/4 % Debentures") due July 1, 2006. The 6 3/4 % Debentures are convertible into Class A common stock at an exercise price of $10.24 per share. Net proceeds to the Company were $55.1 million net of underwriting discount and offering expenses. The Company contributed $40.0 million of the proceeds to BankAtlantic, and invested $3.9 million in marketable securities to cover two semi-annual interest payments in accordance with the terms of the underlying indenture. The balance of the net proceeds are available for general corporate purposes. Also during 1996, the Company issued approximately 2.1 million shares of Class A common stock in an underwritten public offering at $9.60 per share. Net proceeds to the Company were $18.1 million. The Company used the proceeds to contribute $14.0 million to the capital of BankAtlantic and repurchase $3.3 million of common stock. During 1995, the Company issued $21.0 million of 9% subordinated debentures (the "9% Debentures") due in October 2005. The proceeds of the offering were utilized as follows: $6.0 million was contributed to the capital of BankAtlantic, $2.9 million was utilized to repay a note payable, $8.4 million was used to redeem all of the outstanding shares of the Company's non-cumulative preferred stock, and in accordance with the terms of the underlying indenture, $1.9 million was invested in marketable securities to cover two semi-annual interest payments. Presently the Company has no significant operations and does not require funds other than to pay certain operating expenses, interest on the 6 3/4 % and 9% Debentures and dividend payments to its common shareholders. It is anticipated that funds for payment of its operating and interest expenses will continue to be obtained from BankAtlantic. Additionally, the Company intends to continue to pay regular quarterly cash dividends on its common stock. Payment of dividends by the Company will primarily be dependent upon BankAtlantic's ability to pay dividends or otherwise distribute funds to the Company.

RESULTS OF OPERATIONS

   Net income available for common shares of $19.0 million, 16.4 million, and $16.0 million was recorded for the three years ended December 31, 1996, 1995 and 1994, respectively. Net interest income for 1996 reflects the October 1996 acquisition of BNA which increased loans, debt securities available for sale and deposits by $395.0 million, $66.4 million, and $469.1 million, respectively. Net interest income for 1995 reflects the February 1995 acquisition of MegaBank which increased loans, debt securities available for sale and deposits by $116.4 million, $18.1 million, and $120.2 million, respectively. Furthermore, loan fundings and purchases for portfolio during 1996 were $1.2 billion compared to $648.5 million and $372.1 million during 1995 and 1994, respectively. Net interest income during 1994 reflects $768,000 realized from the repayment of a loan purchased at a discount and a $1.4 million reversal of accrued tax certificate interest income to previously established allowance accounts. The $1.4 million interest reversal was offset by a $1.4 million reduction in provision for tax certificate losses included in non-interest expense. Non-interest income during 1996 included $4.2 million of gains on the sales of mortgage servicing rights, $6.0 million of realized gains on sales of debt securities available for sale, $3.1 million of gains on sales of properties leased to others and $534,000 of gains on the sales of loans originated for resale. During 1995, non-interest income included gains on sales of mortgage servicing rights, unrealized and realized gains on trading account securities, gains on sales of property and equipment and gains on sales of loans originated for resale of $2.7 million, $589,000, $18,000 and $395,000, respectively. During 1994, non-interest income included gains on sales of mortgage servicing rights, unrealized losses on trading account securities, gains on sales of property and equipment and gains on sales of loans originated for resale of $484,000, ($558,000), $272,000 and $773,000, respectively. ATM and transaction fee income was $12.5 million during 1996 compared to $9.0 million and $6.4 million during 1995 and 1994, respectively. Non-interest expenses during 1996 included a $7.2 million SAIF one-time special assessment. Employee compensation and occupancy and equipment expense increased for each of the years in the three year period ended December 31, 1996 primarily as a result of the acquisition of MegaBank and BNA during 1995 and 1996, respectively, and the expansion of Wal-Mart in-store branches during 1995 and 1996. Provision for loan losses increased during 1996 to $5.8 million compared to $4.2 million and $2.3 million for the years ended December 31, 1995 and 1994, respectively. The increase during 1996 compared to the same period during 1995 reflects generally, increased levels of loans and specifically higher consumer and non-mortgage loan charge-offs. The increase during 1995 compared to 1994 reflects lower loan loss recoveries from the Subject Portfolio and higher non-mortgage loan charge-offs. The 1995 and 1994 tax provisions were reduced by $972,000 and $492,000 due to a reduction in the deferred tax asset valuation allowance. See Note 11 of the Consolidated Financial Statements for a further discussion.

   Net income available for common shareholders increased in 1996 by $2.6 million compared to 1995 and 1995 net income available for common shareholders increased by $434,000 compared to 1994. However, comparative net income per share amounts decreased. The decrease in earnings per share in 1996 resulted from the issuance of Class A common stock in early 1996, and the issuance of the 6 3/4 % Debentures in July 1996. Income per common equivalent share assuming full dilution and excluding the $7.2 million SAIF special assessment was $1.13 per common share for 1996 compared to 1995 income per common equivalent share assuming full dilution of $0.96. The decrease in 1995 income per share amounts was due to the October 1995 redemption of the Company's preferred stock at the stated redemption price of $25.00 per share. This amount resulted in a payment of $1.4 million above the recorded amount of the preferred stock. In accordance with generally accepted accounting principles ("GAAP"), the $1.4 million is not reflected in operations and has no effect on net income but does impact income per share since it is treated as a preferred stock dividend which reduced income per common share by $0.08 for both primary and fully diluted earnings per share. The primary reason for the redemption of the preferred stock was that the redemption resulted in savings representing an estimated after tax equivalent rate reduction of over 5%.

   BankAtlantic experienced a declining interest rate environment in 1996. During 1996, interest margins increased compared to 1995 as BankAtlantic shifted the mix of its interest earning assets from lower earning debt securities and investments to higher earning loans. During 1995 the interest margin decreased compared to 1994 as interest rates increased. A negative interest rate sensitivity gap provides the potential for widening interest margins and increased earnings during times of declining rates. However, a negative gap will correspondingly negatively impact earnings when rates increase. The cumulative one year interest rate gap was a positive .42% at December 31, 1996 compared to a negative 2.49% and 13.74% at December 31, 1995 and 1994, respectively. The 1996 improvement in the one year cumulative interest rate gap resulted from higher commercial real estate and construction loan balances, an increase in stockholders' equity, non-interest bearing deposits and intermediate term FHLB advances, partially offset by higher fixed rate residential loan balances (See "Asset and Liability Management" and "Interest Rate Sensitivity" for further discussions). The 1995 decline in the one year cumulative negative interest rate gap resulted from higher short term borrowings during the fourth quarter of 1994. In addition, during 1994, and most of 1995, a period when interest rates were increasing, liabilities repriced at a faster pace than BankAtlantic's assets, causing the net interest margin to decline from 4.32% during the comparable 1994 period and to 4.04% during 1995. The net interest margin increased during 1996 to 4.08% for the reasons discussed above.

NET-INTEREST INCOME

   A summary of net interest income follows:

                                                                                             1996          1995
                                                              FOR THE YEARS                   TO            TO
                                                            ENDED DECEMBER 31,               1995          1994
                                                  -------------------------------------    CHANGE        CHANGE
                                                      1996         1995         1994
                                                  ----------- -----------  -----------
                                                                           (IN THOUSANDS)
Interest and fees on loans .....................    $107,922     $ 72,841     $ 49,426     $ 35,081      $ 23,415
Interest on banker's acceptances ...............          22            0          406           22          (406)
Interest on mortgage-backed securities held to
maturity .......................................           0       37,855       30,550      (37,855)        7,305
Interest on debt securities available for sale        38,159        7,207        5,542       30,952         1,665
Interest and dividends on investment securities        6,528       12,174       12,625       (5,646)         (451)
Interest on deposits ...........................     (55,028)     (46,646)     (31,646)      (8,382)      (15,000)
Interest on advances from FHLB .................      (9,221)      (7,449)      (4,976)      (1,772)       (2,473)
Interest on securities sold under agreements to
repurchase and federal funds purchased  ........      (8,764)     (10,815)      (4,809)       2,051        (6,006)
Interest on capital notes, subordinated
debentures and note payable ....................      (4,018)        (776)           0       (3,242)         (776)
                                                  ----------- -----------  ----------- ----------- -----------
Total net interest income ......................    $ 75,600     $ 64,391     $ 57,118     $ 11,209      $  7,273
                                                  ===========  ===========   ===========  ===========  ===========

   Net interest income increased for the year ended December 31, 1996. The increase in interest on loans during 1996 compared to 1995 was primarily due to higher average balances, partially offset by lower average yields. The higher loan average balances resulted from the 1996 BNA acquisition, residential loan purchases and loan originations. The BNA acquisition increased residential, commercial real estate, commercial business, and consumer loans by $221.0 million, $53.6 million, $31.8 million and $88.6 million, respectively. During the year ended December 31, 1996, BankAtlantic funded and purchased $1.2 billion of loans compared to $648.5 million of loans during 1995. As a result, BankAtlantic's average loan balances increased from $750.1 million during the year ended December 31, 1995 to $1.2 billion during 1996. The lower yields earned on real estate loans resulted from a change in the loan portfolio mix from higher yielding commercial real estate and non-mortgage loans to residential loans. The decrease in consumer loan yields resulted from the origination of loans at lower rates and the acquisition of the BNA loan portfolio. The increase in commercial loan yields was due to higher yields in the BNA loan portfolio. The composition of the loan portfolio changed as follows: residential real estate loans as a percent of loans receivable, net increased from 21.69% at December 31, 1995 to 48.63% at December 31, 1996. The percent of consumer and commercial business loans to loans receivable, net at December 31, 1996 was 18.89% and 4.28% compared to 26.82% and 7.75% at December 31, 1995, respectively. The percent of commercial real estate loans to loans receivable, net at December 31, 1996 was 39.95% compared to 57.04% at December 31, 1995.

   In December 1995, all mortgage-backed and investment securities, excluding tax certificates then classified as held to maturity, were reclassified as available for sale and all securities purchased during 1996 were also classified as available for sale. During 1996 there were no mortgage-backed securities held to maturity. Total mortgage-backed and investment securities average balances declined from $844.8 million for the year ended December 31, 1995 to $677.4 million for the comparable 1996 period. During the year ended December 31, 1996, BankAtlantic sold $368.5 million of mortgage-backed and investment securities and collected $95.6 million of principal on mortgage-backed and investment securities. The sales and principal repayments were partially offset by $231.8 million of treasury notes purchased and $66.4 million of treasury notes acquired in connection with the BNA acquisition. The lower yields earned on total mortgage-backed and investment securities reflect the prepayment of higher yielding securities and the purchase of treasury notes described above. BankAtlantic began issuing banker's acceptances with the acquisition of BNA in October 1996.

   Net interest income increased for the year ended December 31, 1995. The increase in interest on loans during 1995 compared to the same period in 1994 was primarily due to higher average balances and yields earned on real estate loans and commercial business loans, and higher average balances of consumer loans. The above items were partially offset by lower average balances on banker's acceptances and lower yields earned on consumer loans. The higher loan average balances resulted from the 1995 MegaBank acquisition and increased loan originations. The MegaBank acquisition increased loans receivable by $116.4 million. During the year ended December 31, 1995 BankAtlantic funded and purchased $648.5 million of loans compared to $372.1 million of loans during 1994. The higher yields earned on real estate and commercial business loans reflect the increase in the prime rate of interest during 1995. The higher real estate and commercial business loan yields were partially offset by lower consumer loan yields as a result of the MegaBank acquisition and the repayment of higher yielding consumer loans.

   The increased income on mortgage-backed securities during 1995 was caused by higher average balances during the period and higher yields earned on adjustable rate mortgage-backed securities. During the year ended December 31, 1994, $268.8 million of mortgage backed securities were purchased and in January 1995, $75.3 million of adjustable rate mortgage-backed securities were purchased resulting in average mortgage-backed securities balances increasing from $514.5 million during the year ended December 31, 1994 to $574.0 million during the comparable 1995 period. Adjustable rate mortgage-backed securities purchased in prior periods repriced during the fourth quarter of 1994 and during 1995 causing an increase in the average yields earned on the portfolio. The increase in interest income on debt securities available for sale reflects higher average balances partially offset by lower yields. The higher average balances reflect the acquisition of $18.1 million of debt securities in connection with the MegaBank acquisition and the transfer from "held to maturity" of $638.8 million of securities to "available for sale" on December 15, 1995. The securities transferred increased the available for sale average balance by $24.9 million for the year ended December 31, 1995. The lower yields resulted primarily from the prepayments of higher yielding 15 and 30 year mortgage-backed securities. The decrease in interest and dividends on investment securities was primarily caused by lower average balances partially offset by a $1.4 million reversal of tax certificate interest during 1994. The reversal of tax certificate interest resulted from a change in methodology for classifying tax certificates and calculating the allowance for tax certificate losses. The 1994 tax certificate interest reversal was to previously established allowance accounts.

   The increase in interest expense on deposits for the year ended December 31, 1996 resulted from higher deposit balances during 1996. The increased deposit balances primarily resulted from $469.1 million of deposits acquired in connection with the acquisition of BNA. Average deposits increased from $1.14 billion during the year ended December 31, 1995 to $1.33 billion during 1996. Deposit rates during 1996 were lower on transaction accounts and higher on certificate accounts compared to 1995. During 1996, the interest rate environment enabled BankAtlantic to lower transaction account rates, whereas higher certificate accounts rates were due to competition. The lower interest cost on deposits during 1995 compared to 1994 was due to higher deposit balances during 1995, a change in the deposit mix from transaction accounts to time deposits and higher short term rates during 1995 compared to 1994. The average deposit mix during 1996 was 55% and 45% certificate accounts and transaction accounts, respectively. The increased deposit balances primarily resulted from $120.2 million of deposits (including non-interest bearing deposits) acquired in connection with the acquisition of MegaBank and additional growth in certificate accounts. Average deposits increased from $1.02 billion during the year ended December 31, 1994 to $1.14 billion during the comparable 1995 period. The higher short term interest rate environment during late 1994 and through most of 1995 contributed to a change in the deposit mix from lower rate transaction accounts to generally higher rate certificate accounts. The average deposit mix changed from 43% and 57% certificate accounts and transaction accounts, respectively, for the year ended December 31, 1994 to 53% and 47% certificate accounts and transaction accounts, respectively, for the same period in 1995.

   The increased interest expense on advances from FHLB during 1996 was primarily due to higher average balances and secondarily to higher rates. During 1996, BankAtlantic used one to six year advances from the FHLB to finance the purchase of wholesale residential loans. During 1995, advances from the FHLB had maturities of less than one year. The lower interest expense on securities sold under agreements to repurchase reflect a decline in the borrowing rates during 1996 and lower average balances. The lower average balances in 1996 of securities sold under agreements to repurchase were the result of the availability of funds provided by the July 1996 $57.5 million issuance of the 6 3/4 % Debentures and $18.1 million of proceeds from the Class A common stock offering. The increased interest expense on advances from FHLB and securities sold under agreements to repurchase were due to higher average balances and rates paid during 1995 compared to 1994. The higher borrowings during 1995 were used to fund the purchase of mortgage-backed securities, and investment securities and the acquisition of MegaBank. Interest on subordinated debentures and note payable relates to a $4.0 million note payable issued in March 1995, $21.0 million of 9% Debentures issued in 1995 and $57.5 million of 6 3/4 % Debentures issued in 1996.

   During the year ended December 31, 1996, BankAtlantic's average interest earning assets and average interest bearing liabilities increased compared to the 1995 period, whereas BankAtlantic's rates earned on assets and average rates paid on liabilities declined. The higher balances on earning assets increased interest income by $27.0 million. Likewise, the higher balances on interest bearing liabilities increased interest expense by $13.6 million. The above increases were partially offset by the lower rates earned on assets which reduced interest income by $4.5 million and the lower rates paid on interest bearing liabilities which reduced interest expense by $2.3 million. The increase in balances on earning assets and interest paying liabilities was caused by the acquisition of BNA, loan originations, and loan purchases during 1996. The lower rates earned on loans reflects a shift in the portfolio mix from higher yielding commercial real estate and non-mortgage loans to lower yielding residential loans. The lower rates paid on liabilities primarily reflects a decline in short term interest rates and lower transaction account rates. During the year ended December 31, 1995, BankAtlantic's average interest earning assets and interest bearing liabilities increased. BankAtlantic's rates earned on assets and average rates paid on liabilities also increased. The higher balances of earning assets increased interest income by $25.9 million and the higher rates earned on assets increased interest income by $5.7 million (which also reflects the 1994 reversal of $1.4 million of tax certificate interest income). The increased interest income was partially offset by $14.7 million of additional interest expense due to higher volume and $9.5 million of additional interest expense due to a shift in the deposit mix and a rising interest rate environment.

   The net interest margin was 4.08%, 4.04%, and 4.32% for the three years ended December 31, 1996, 1995 and 1994, respectively. The increased margin during 1996 resulted from a shift in the composition of interest earning assets from lower rate debt securities to higher rate loans and lower overall rates paid on interest bearing liabilities. The reduced margin during 1995 compared to 1994 resulted from higher deposit and borrowings expense due to rising short term interest rates, and the shift in the deposit mix and increased borrowings. The 1994 margin was impacted by a $1.4 million reversal of tax certificate interest income.

                         YIELDS EARNED AND RATES PAID

                                                                   FOR THE YEARS ENDED
                                           -----------------------------------------------------------------
                                                     DECEMBER 31, 1996                  DECEMBER 31, 1995
                                           -------------------------------------  --------------------------
                                              AVERAGE       REVENUE/     YIELD/       AVERAGE       REVENUE/
                                              BALANCE       EXPENSE       RATE        BALANCE       EXPENSE
                                           ------------- -----------  --------- ------------- -----------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS
Loans:(A)
 Real estate ............................    $  869,176     $ 77,277       8.89%    $  499,275      $ 47,591
 Consumer ...............................       242,876       24,285      10.00        192,409        19,636
 Commercial business ....................        65,273        6,360       9.74         58,374         5,614
                                           ------------- -----------  --------- ------------- -----------
Total loans .............................     1,177,325      107,922       9.17        750,058        72,841
                                           ------------- -----------  --------- ------------- -----------
Banker's acceptances ....................           329           22       6.69              0             0
                                           ------------- -----------  --------- ------------- -----------
Mortgage-backed securities held
  to maturity ...........................             0            0       0.00        573,995        37,855
Debt securities available for sale(B)  ..       605,766       38,159       6.30         89,757         7,207
Investment securities(C) ................        68,996        6,419       9.30        178,449        12,019
Federal funds sold ......................         2,670          109       4.08          2,571           155
                                           ------------- -----------  --------- ------------- -----------
Total mortgage-backed and
  investment securities .................       677,432       44,687       6.60        844,772        57,236
                                           ------------- -----------  --------- ------------- -----------
Total interest earning assets ...........     1,855,086      152,631       8.23%     1,594,830       130,077
                                           ------------- -----------  --------- ------------- -----------
NON-INTEREST EARNING ASSETS
Total non-interest earning assets  ......       160,588                                130,008
                                           -------------                          -------------
Total assets ............................    $2,015,674                             $1,724,838
                                           =============                           =============
INTEREST BEARING LIABILITIES
Deposits:
 Savings ................................    $  118,306     $  2,150       1.81%    $  109,068      $  1,987
 NOW, money funds and checking ..........       478,127       12,154       2.54        421,135        11,591
 Certificate accounts ...................       738,254       40,724       5.50        607,300        33,068
                                           ------------- -----------  --------- ------------- -----------
Total interest bearing deposits  ........     1,334,687       55,028       4.11      1,137,503        46,646
                                           ------------- -----------  --------- ------------- -----------
Securities sold under agreements
  to repurchase and federal funds
  purchased .............................       180,661        8,764       4.84        186,592        10,815
Advances from FHLB ......................       152,138        9,221       6.04        125,246         7,449
Subordinated debentures and
  note payable ..........................        49,750        4,018       8.05          5,759           546
Other borrowings ........................             0            0       0.00          1,544           230
                                           ------------- -----------  --------- ------------- -----------
Total interest bearing liabilities  .....     1,717,236       77,031       4.47      1,456,644        65,686
                                           ------------- -----------  --------- ------------- -----------
NON-INTEREST BEARING LIABILITIES
 Demand deposit and
   escrows accounts .....................       148,054                                135,027
 Other liabilities ......................        15,396                                 18,278
                                           -------------                          -------------
 Total non-interest bearing liabilities         163,450                                153,305
                                           -------------                          -------------
Stockholders' equity ....................       134,988                                114,889
                                           -------------                          -------------
 Total liabilities and
   stockholders' equity .................    $2,015,674                             $1,724,838
                                           =============                           =============
Net interest income/net
  interest spread .......................                   $ 75,600       3.76%                    $ 64,391
                                                          ===========   =========                 ===========
MARGIN
Interest income/interest earning assets                                    8.23%
Interest expense/interest
  earnings assets .......................                                  4.15
                                                                        ---------
Net interest margin .....................                                  4.08%
                                                                        =========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                           DECEMBER 31, 1994
                                           ------------------------------------------------
                                             YIELD/      AVERAGE       REVENUE/     YIELD/
                                              RATE       BALANCE        EXPENSE      RATE
                                           --------- -------------  ----------- ---------

INTEREST EARNING ASSETS
Loans:(A)

                                                           DECEMBER 31, 1994
                                           ------------------------------------------------
                                             YIELD/      AVERAGE       REVENUE/     YIELD/
                                              RATE       BALANCE        EXPENSE      RATE
                                           --------- -------------  ----------- ---------

 Real estate ............................     9.53%     $  372,031      $33,022       8.89%
 Consumer ...............................    10.21         122,235       14,118      11.55
 Commercial business ....................     9.62          26,647        2,286       8.58
                                           --------- -------------  ----------- ---------
Total loans .............................     9.71         520,913       49,426       9.49
                                           --------- -------------  ----------- ---------
Banker's acceptances ....................     0.00          12,366          406       3.28
                                           --------- -------------  ----------- ---------
Mortgage-backed securities held
  to maturity ...........................     6.59         514,460       30,550       5.94
Debt securities available for sale(B)  ..     8.03          64,891        5,542       8.54
Investment securities(C) ................     6.74         209,588       12,579       6.00
Federal funds sold ......................     6.03             924           46       4.98
                                           --------- -------------  ----------- ---------
Total mortgage-backed and
  investment securities .................     6.78         789,863       48,717       6.17
                                           --------- -------------  ----------- ---------
Total interest earning assets ...........     8.16%      1,323,142       98,549       7.45%
                                           --------- -------------  ----------- ---------
NON-INTEREST EARNING ASSETS
Total non-interest earning assets  ......                  114,545
                                           --------- -------------
Total assets ............................               $1,437,687
                                           --------- =============
INTEREST BEARING LIABILITIES
Deposits:
 Savings ................................     1.82%     $  122,667      $ 2,116       1.72%
 NOW, money funds and checking ..........     2.75         457,529       10,751       2.35
 Certificate accounts ...................     5.45         442,107       18,779       4.25
                                           --------- -------------  ----------- ---------
Total interest bearing deposits  ........     4.10       1,022,303       31,646       3.10
                                           --------- -------------  ----------- ---------
Securities sold under agreements
  to repurchase and federal funds
  purchased .............................     5.80         105,462        4,809       4.56
Advances from FHLB ......................     5.95          99,540        4,976       5.00
Subordinated debentures and
  note payable ..........................     9.45               0            0       0.00
Other borrowings ........................    14.86               0            0       0.00
                                           --------- -------------  ----------- ---------
Total interest bearing liabilities  .....     4.51       1,227,305       41,431       3.38%
                                           --------- -------------  ----------- ---------
NON-INTEREST BEARING LIABILITIES
 Demand deposit and
   escrows accounts .....................                   97,477
 Other liabilities ......................                   14,265
                                           --------- -------------
 Total non-interest bearing liabilities                    111,742
                                           --------- -------------
Stockholders' equity ....................                   98,640
                                           --------- -------------
 Total liabilities and
   stockholders' equity .................               $1,437,687
                                           --------- =============
Net interest income/net
  interest spread .......................     3.65%                     $57,118       4.07%
                                           =========                  ===========  =========
MARGIN
Interest income/interest earning assets       8.16%                                   7.45%
Interest expense/interest
  earnings assets .......................     4.12                                    3.13
                                           ---------                              ---------
Net interest margin .....................     4.04%                                   4.32%
                                           =========                               =========

-----------------------------------------------------------------------------

(A) Includes non-accruing loans.
(B) Average balances were based on amortized cost.
(C) Includes securities purchased under agreements to resell, tax certificates and interest-bearing deposits.

                             RATE/VOLUME ANALYSIS

                                                    YEAR ENDED                             YEAR ENDED
                                                DECEMBER 31, 1996                      DECEMBER 31, 1995
                                              COMPARED TO YEAR ENDED                 COMPARED TO YEAR ENDED
                                                DECEMBER 31, 1995                      DECEMBER 31, 1994
                                      -------------------------------------  -----------------------------------
                                       VOLUME(A)       RATE         TOTAL     VOLUME(A)       RATE        TOTAL
                                      ----------- -----------  ----------- ---------- ----------- ----------
INCREASE (DECREASE) DUE TO:
Loans ..............................    $ 39,131     $(4,050)     $ 35,081     $22,322      $ 1,093      $23,415
Banker's acceptances ...............          22           0            22        (406)           0         (406)
Mortgage-backed securities .........     (37,855)          0       (37,855)      3,961        3,344        7,305
Debt securities available for sale        32,505      (1,553)       30,952       1,996         (331)       1,665
Investment securities ..............      (6,778)      1,178        (5,600)     (2,111)       1,551 (B)     (560)
Federal funds sold .................           4         (50)          (46)         99           10          109
                                      ----------- -----------  ----------- ---------- ----------- ----------
Total earnings assets ..............      27,029      (4,475)       22,554      25,861        5,667       31,528
                                      ----------- -----------  ----------- ---------- ----------- ----------
Deposits:
 Savings ...........................         174         (11)          163        (251)         122         (129)
 NOW, money funds,
   and checking ....................       1,405        (842)          563        (990)       1,830          840
 Certificate accounts ..............       7,352         304         7,656       8,984        5,305       14,289
                                      ----------- -----------  ----------- ---------- ----------- ----------
Total deposits .....................       8,931        (549)        8,382       7,743        7,257       15,000
                                      ----------- -----------  ----------- ---------- ----------- ----------
Securities sold under agreements
  to repurchase ....................        (297)     (1,754)       (2,051)      4,698        1,308        6,006
Advances from FHLB .................       1,659         113         1,772       1,527          946        2,473
Subordinated debentures ............       3,553         (81)        3,472         546            0          546
Other borrowings ...................        (230)          0          (230)        230            0          230
                                      ----------- -----------  ----------- ---------- ----------- ----------
                                           4,685      (1,722)        2,963       7,001        2,254        9,255
                                      ----------- -----------  ----------- ---------- ----------- ----------
Total interest bearing liabilities        13,616      (2,271)       11,345      14,744        9,511       24,255
                                      ----------- -----------  ----------- ---------- ----------- ----------
Change in net interest income  .....    $ 13,413     $(2,204)     $ 11,209     $11,117      $(3,844)     $ 7,273
                                      ===========  ===========   ===========  ==========  ===========  ==========

-----------------------------------------------------------------------------

(A) Changes attributable to rate/volume have been allocated to volume.
(B) Includes $1.4 million reversal of accrued interest on tax certificates.

PROVISION FOR LOAN LOSSES AND PROVISION FOR (REVERSAL OF) LOSSES ON REAL ESTATE OWNED

   During the years ended December 31, 1996, 1995 and 1994, the provision for loan losses was $5.8 million, $4.2 million, and $2.3 million, respectively. The provision in each of these years was substantially impacted by larger consumer loan balances. Consumer loan net charge-offs amounted to $4.7 million, $3.3 million, and $1.5 million in 1996, 1995 and 1994, respectively. The increase in consumer loan net charge-offs resulted primarily from the acquisition of MegaBank and BNA indirect automobile loan portfolios in 1995 and 1996, respectively. Also, the 1994 consumer loan net charge-offs were significantly impacted by $1.2 million of recoveries associated with the Covenant Not to Execute (the "Covenant") described herein and in Note 15 of the Consolidated Financial Statements. There were no consumer loan recoveries relating to the Covenant during 1995 and 1996. In addition, the 1996 provision reflects $530,000 of commercial business loan net charge-offs compared to a recovery of $356,000 during 1995 and net charge-offs of $1.1 million during 1994, respectively. The 1996 commercial business net charge-offs primarily reflect charge-offs of $478,000 and $450,000 relating to unsecured loans acquired in connection with the BNA and MegaBank acquisitions, respectively. The 1996 charge-offs were partially offset by $518,000 of commercial business recoveries relating to loans charged-off in prior periods. Included in commercial business loan charge-offs during 1994 was a $1.4 million business loan. Specific allowances were established for this loan during prior years. The allowance for loan losses increased by $6.8 million and $2.8 million during 1996 and 1995, respectively. The initial allowance for loan losses acquired in connection with the BNA acquisition was $6.4 million and in the 1995

MegaBank acquisition the acquired allowance for loan losses was $1.9 million; such amounts account for a significant portion of the increased allowance for loan losses in 1996 and 1995. The remaining increase in the 1996 loan loss allowance resulted from additional provisions due to loan growth. The remaining increase in the 1995 loan loss allowance resulted from a $200,000 specific allowance relating to an office building loan and a $600,000 increase in loan loss allowances based on then current trends.

   BankAtlantic's "risk elements" consist of restructured loans and "non-performing" assets. The classification of loans as "non-performing" is generally based upon non-compliance with loan performance and collateral coverage standards, as well as management's assessment of problems related to the borrower's or guarantor's financial condition. BankAtlantic generally designates any loan that is 90 days or more delinquent as non-performing. BankAtlantic may also designate loans as non-performing prior to the loan becoming 90 days delinquent if the borrower's ability to repay is questionable. A "non-performing" classification alone does not indicate an inherent principal loss; however, it generally indicates that management does not expect the asset to earn a market rate of return in the current period. Restructured loans are loans for which BankAtlantic has modified the loan terms due to the financial difficulties of the borrower. At December 31, 1996 restructured loans were $3.7 million compared to $2.5 million and $1.6 million at December 31, 1996, 1995 and 1994, respectively. Non-performing assets, net of write downs and allowances, were $24.1 million at December 31, 1996 compared to $21.5 million and $23.2 million during 1995 and 1994, respectively. Included in non-performing assets was $7.0 million in assets acquired in connection with the BNA acquisition.

   Risk elements, net of write-downs and dispositions, increased by $3.8 million in 1996 to $27.8 million at December 31, 1996 and decreased in 1995 by $836,000 to $24.0 million at December 31, 1995. The increase in total risk elements during 1996 primarily related to a $2.6 million rise in non-performing assets and a $1.2 million increase in restructured loans. The restructured loan increase primarily related to a $1.0 million non-residential loan classified as non-accruing at December 31, 1995. The increase in non-performing assets from 1995 to 1996 resulted from a $1.5 million increase in consumer repossessed assets, and a $517,000 increase in residential real estate owned, partially offset by a $1.9 million reduction in commercial real estate owned. The increase in consumer and residential repossessed assets was primarily the result of the BNA acquisition. The decline in commercial real estate owned reflects the sale of $4.4 million of commercial real estate owned partially offset by a $197,000 net reversal of allowance for losses on real estate owned, $1.0 million of REO acquired from BNA, and transfers of $1.8 million of nonaccrual loans to real estate owned. Non-accrual residential and consumer loans increased by $4.2 million and $1.5 million, whereas non-accrual commercial loans and tax certificates declined by $4.5 million and $209,000, respectively. The increase in non-accrual residential loans resulted from higher loan balances. Residential loan balances increased from $179.7 million at December 31, 1995 to $887.3 million at December 31, 1996. Included in nonaccrual consumer loans at December 31, 1996 are $1.0 million of indirect automobile loans acquired in connection with the BNA acquisition. The remaining increase in nonaccrual consumer loans was due to increased consumer loan balances during 1996 compared to 1995. The reduction in nonaccrual commercial real estate loans resulted from the reinstatement of a $2.5 million non-residential loan, the restructuring of a $1.0 million non-residential loan, transferring a $400,000 loan to an accruing status and foreclosing on a $700,000 loan. The decline in nonaccrual tax certificates was due to reduced investments in tax certificates in 1996. During 1996 loans contractually past due 90 days or more increased $1.4 million. These loans have matured and are in the process of renewing or extending their terms while the borrower continues to make payments under the matured loan agreement. The 1995 risk element net decrease primarily related to lower levels of non-performing assets partially offset by a higher level of restructured loans and loans contractually past due 90 days or more. The lower 1995 real estate owned balances resulted from the sale of $3.3 million of real estate owned offset by a $1.2 million net reversal of allowance for losses on real estate owned, and transfers of $1.0 million of loans to real estate owned. Non-accrual tax certificates declined due to lower balances relating to reduced investment in tax certificates in 1995 and 1994, repayments and charge-offs. The lower 1995 non-accrual commercial real estate and business loan balances and the higher amounts in restructured loans reflect the restructuring of a $3.0 million commercial real estate loan. BankAtlantic received a $600,000 payment when the loan was restructured.

For financial statement purposes such payment was initially recorded as a reduction in the basis of the loan. The $800,000 increase in loans contractually past due 90 days or more and still accruing related to two commercial real estate loans. The 1995 decrease in non-accrual loans was partially offset by a $510,000 increase in residential real estate non-accrual loans and a transfer of a $2.4 million commercial real estate loan to a non-accruing status.

   The loan loss allowance as a percent of total loans declined from 2.24% at December 31, 1995 to 1.39% at December 31, 1996. At December 31, 1996 gross real estate loans amounted to $1.6 billion of which $887.3 million were residential real estate loans which management believes carry minimal credit risk. The remaining real estate loans consisted of $427.2 million of commercial real estate loans, and $301.8 million of construction and development loans at December 31, 1996, respectively. Gross other loans amounted to $422.9 million and included commercial business loans and consumer loans (including second mortgages) of $78.2 million and $344.7 million, respectively, at December 31, 1996. Commercial real estate, commercial business and consumer loans generally involve greater risks of collectibility than residential loans; however, management does not believe that such risks have been greater than normal industry experience for these types of loans except for the Subject Portfolio discussed under "Financial Condition."

   During the year ended December 31, 1996, management reversed $197,000 from the allowance for real estate owned. Real estate owned charge-offs during the year ended December 31, 1996 were $803,000 primarily relating to three REO properties. Two of the properties were sold during 1996. During the year ended December 31, 1995 and 1994, BankAtlantic's provisions for real estate owned was a recovery of $1.2 million and a provision of $140,000, respectively. For the years ended December 31, 1995, and 1994 charge-offs were $213,000, and $40,000, respectively. The allowance for real estate owned is established by management based on its evaluation of foreclosed properties.

                                                                         RISK ELEMENTS
                                          -------------------------------------------------------------------------
                                                                         DECEMBER 31,
                                          -------------------------------------------------------------------------
                                               1996           1995           1994           1993            1992
                                          ------------- -------------  ------------- ------------- -------------
                                                                    (DOLLARS IN THOUSANDS)
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
  Commercial real estate and business(1)    $    2,961     $    1,536     $      736     $    2,580      $    1,108
NON-ACCRUAL
Residential ............................         6,477          2,228          1,718          2,468           3,642
Commercial real estate
  and business .........................         3,868          8,361          9,325          3,802           5,317
Consumer ...............................         2,079            585            270            976           1,477
Tax certificates(2) ....................         1,835          2,044          3,578              0               0
                                          ------------- -------------  ------------- ------------- -------------
                                                14,259         13,218         14,891          7,246          10,436
REPOSSESSED(3)
Residential real estate owned ..........           748            231            303            319             756
Commercial real estate owned ...........         4,170          6,048          6,935          9,332          14,241
Consumer ...............................         1,992            461            350            512             461
                                          ------------- -------------  ------------- ------------- -------------
                                                 6,910          6,740          7,588         10,163          15,458
                                          ------------- -------------  ------------- ------------- -------------
TOTAL NON-PERFORMING ASSETS ............        24,130         21,494         23,215         19,989          27,002
                                          ------------- -------------  ------------- ------------- -------------
RESTRUCTURED LOANS
Commercial real estate
  and business .........................         3,718          2,533          1,648          2,647           2,661
                                          ------------- -------------  ------------- ------------- -------------
TOTAL RISK ELEMENTS ....................    $   27,848     $   24,027     $   24,863     $   22,636      $   29,663
                                          =============  =============   =============  =============  =============
Total risk elements as a percentage of:
 Total assets ..........................          1.07%          1.37%          1.61%          1.67%           2.28%
                                          =============  =============   =============  =============  =============
 Loans, tax certificates and net real
   estate owned ........................          1.46%          2.65%          3.92%          3.78%           4.18%
                                          =============  =============   =============  =============  =============
TOTAL ASSETS ...........................    $2,605,527     $1,750,689     $1,539,653     $1,359,195      $1,303,071
                                          =============  =============   =============  =============  =============
TOTAL LOANS, TAX CERTIFICATES AND NET
  REAL ESTATE OWNED ....................    $1,911,501     $  905,413     $  634,001     $  599,504      $  709,482
                                          =============  =============   =============  =============  =============
Allowance for loan losses ..............    $   25,750     $   19,000     $   16,250     $   17,000      $   16,500
                                          =============  =============   =============  =============  =============
Total tax certificates .................    $   55,977     $   51,504     $   64,117     $   86,897      $  121,323
                                          =============  =============   =============  =============  =============
Allowance for tax certificate losses  ..    $    1,466     $    1,648     $    2,985     $    2,970      $    1,558
                                          =============  =============   =============  =============  =============

-----------------------------------------------------------------------------

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

(2) Classification results from a change in methodology for classifying tax certificates and calculating related allowance from the methodology used in 1993 and prior years.

(3) Amounts are net of allowances for losses.

   The above schedule reflects, at December 31, 1996, all loans, other than as disclosed in Note 5 of the Consolidated Financial Statements as other impaired commercial loans with specific allowances, where known information about the possible credit problems of the borrower caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

   Interest income which would have been recorded under the original terms of nonaccrual and restructured loans and the interest income actually recognized for the years indicated are summarized below (in thousands):

                                                           FOR THE YEARS
                                                         ENDED DECEMBER 31,
                                                  -------------------------------
                                                     1996       1995       1994
                                                  --------- ---------  ---------
Interest income which would have been recorded      $1,505     $1,393     $1,170
Interest income recognized .....................      (698)      (519)      (443)
                                                  --------- ---------  ---------
Interest income foregone .......................    $  807     $  874     $  727
                                                  =========  =========   =========

   Changes in the allowance for loan losses were as follows (dollars in thousands):

                                                                          FOR THE YEARS
                                                                       ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                     1996        1995         1994        1993         1992
                                                  ---------- ----------  ---------- ---------- -----------
Balance, beginning of period ...................    $19,000     $16,250     $17,000     $16,500      $ 13,750
Charge-offs:
 Commercial business loans .....................     (1,048)       (382)     (1,647)       (835)         (776)
 Commercial real estate loans ..................       (266)       (222)       (220)          0        (1,028)
 Consumer loans ................................     (6,337)     (4,566)     (3,829)     (4,322)      (10,430)
 Residential real estate loans .................        (67)       (263)       (272)       (302)         (445)
                                                  ---------- ----------  ---------- ---------- -----------
                                                     (7,718)     (5,433)     (5,968)     (5,459)      (12,679)
                                                  ---------- ----------  ---------- ---------- -----------
Recoveries:
 Commercial business loans .....................        518         738         565         262           175
 Commercial real estate loans ..................         47         102          18           6            20
 Consumer loans ................................      1,659       1,219       2,336       2,231         8,584
 Residential real estate loans .................          0           0           0          10             0
                                                  ---------- ----------  ---------- ---------- -----------
                                                      2,224       2,059       2,919       2,509         8,779
                                                  ---------- ----------  ---------- ---------- -----------
Net charge-offs ................................     (5,494)     (3,374)     (3,049)     (2,950)       (3,900)
Additions charged to operations ................      5,844       4,182       2,299       3,450         6,650
Allowance for loan losses acquired .............      6,400       1,942           0           0             0
                                                  ---------- ----------  ---------- ---------- -----------
Balance, end of period .........................    $25,750     $19,000     $16,250     $17,000      $ 16,500
                                                  ==========  ==========   ==========  ==========  ===========
Allowance as a percentage of:
 Total loans ...................................       1.39%       2.24%       2.89%       3.38%         2.88%
 Total loans including banker's acceptances  ...       1.39        2.24        2.89        2.77          2.88
                                                  ==========  ==========   ==========  ==========  ===========
 Non-performing assets(1) ......................      115.5%      97.69%      82.75%      85.05%        61.11%
                                                  ==========  ==========   ==========  ==========  ===========
Ratio of net charge-offs to average
  outstanding loans ............................       0.47%       0.45%       0.59%       0.56%         0.60%
                                                  ==========  ==========   ==========  ==========  ===========
Ratio of net charge-offs to average outstanding
  loans plus banker's acceptances ..............       0.47%       0.45%       0.57%       0.55%         0.60%
                                                  ==========  ==========   ==========  ==========  ===========

-----------------------------------------------------------------------------

(1) Excluding tax certificates. The allowance for tax certificates as a percentage of total tax certificates was 2.62%, 3.20%, 4.66%, 3.47%, and 1.28%, for each of the years in the five-year period ended December 31, 1996, and as a percentage of non-performing tax certificates was 79.89% and 80.63% at December 31, 1996 and 1995.

   The table below presents (dollars in thousands) an allocation of the allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends.

                      DECEMBER 31, 1996           DECEMBER 31, 1995            DECEMBER 31, 1994
                 --------------------------  -------------------------- --------------------------
                                  PERCENT                      PERCENT                     PERCENT
                                  OF GROSS                    OF GROSS                     OF GROSS
                   ALLOCATION      LOANS       ALLOCATION       LOANS       ALLOCATION      LOANS
                       OF         IN EACH          OF          IN EACH          OF         IN EACH
                   ALLOWANCE      CATEGORY      ALLOWANCE     CATEGORY      ALLOWANCE      CATEGORY
                    FOR LOAN      TO TOTAL      FOR LOAN      TO TOTAL       FOR LOAN      TO TOTAL
                    LOSS BY        GROSS         LOSS BY        GROSS        LOSS BY        GROSS
                  CATEGORY(1)      LOANS        CATEGORY        LOANS        CATEGORY       LOANS
                 ------------- -----------  ------------- ----------- ------------- -----------
Commercial
  business ....     $ 3,676          3.83%       $ 2,288         6.84%       $ 1,109          4.00%
Real estate  ..       8,727         79.27          6,657        69.49          8,102         75.82
Consumer(2)  ..       8,921         16.90          5,346        23.67          2,527         20.18
Unallocated  ..       4,426           N/A          4,709          N/A          4,512           N/A
                 ------------- -----------  ------------- ----------- ------------- -----------
                    $25,750        100.00%       $19,000       100.00%       $16,250        100.00%
                 =============  ===========   =============  ===========  =============  ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                      DECEMBER 31, 1993           DECEMBER 31, 1992
                 --------------------------  --------------------------
                                  PERCENT                      PERCENT
                                  OFGROSS                     OF GROSS
                   ALLOCATION      LOANS       ALLOCATION       LOANS
                       OF         IN EACH          OF          IN EACH
                   ALLOWANCE      CATEGORY      ALLOWANCE     CATEGORY
                    FOR LOAN      TO TOTAL      FOR LOAN      TO TOTAL
                    LOSS BY        GROSS         LOSS BY        GROSS
                  CATEGORY(1)      LOANS        CATEGORY        LOANS
                 ------------- -----------  ------------- -----------
Commercial
  business ....     $ 1,924          5.48%       $ 2,676         5.69%
Real estate  ..       6,038         67.29          5,261        57.61
Consumer(2)  ..       4,687         27.23          5,613        36.70
Unallocated  ..       4,351           N/A          2,950          N/A
                 ------------- -----------  ------------- -----------
                    $17,000        100.00%       $16,500       100.00%
                 =============  ===========   =============  ===========

-----------------------------------------------------------------------------

(1) Excludes banker's acceptances.
(2) Includes second mortgage loans.

NON-INTEREST INCOME

   A summary of non-interest income follows:

                                                                                                1996        1995
                                                                   FOR THE YEARS                 TO          TO
                                                                ENDED DECEMBER 31,              1995        1994
                                                        ----------------------------------    CHANGE      CHANGE
                                                           1996        1995         1994
                                                        ---------- ----------  ----------
                                                                              (IN THOUSANDS)
Loan servicing and other loan fees ...................    $ 4,216     $ 3,524     $ 3,365     $   692      $  159
Gains on sales of loans originated for resale  .......        534         395         773         139        (378)
Unrealized and realized gain (losses) on trading
account securities ...................................          0         589        (558)       (589)      1,147
Gains on sales of debt securities available for sale        5,959           0           0       5,959           0
Gains on sales of property and equipment .............      3,061          18         272       3,043        (254)
Gains on sales of mortgage servicing rights  .........      4,182       2,744         484       1,438       2,260
Other ................................................     15,785      12,118       9,427       3,667       2,691
                                                        ---------- ----------  ---------- ---------- ---------
  Total non-interest income ..........................    $33,737     $19,388     $13,763     $14,349      $5,625
                                                        ==========  ==========   ==========  ==========  =========

   For a discussion relating to gains on sales of debt securities available for sale, see "Mortgage-Backed Securities and Investments."

   Loan servicing and other loan fees increased during each of the three years ended December 31, 1996. The increase for the year ended December 31, 1996 compared to the same period during 1995 resulted from higher loan and late fee income. Late fee income increased from $955,000 for the year ended December 31, 1995 to $1.4 million during the comparable 1996 period. Loan fee income was $1.1 million during 1995 compared to $1.4 million during 1996. The increase in loan and late fees reflects higher loan production and balances during 1996 compared to the comparable 1995 period. The increase for the year ended December 31, 1995 compared to the same period during 1994 resulted from higher loan prepayment penalties and increased commercial loan commitment fee income.

   During the years ended December 31, 1996, 1995 and 1994, BankAtlantic sold mortgage servicing rights with a book value of $20.9 million, $5.6 million and $2.4 million, respectively, for gains as reported in the above table. These rights related to approximately $1.4 billion, $492.1 million and $233.0 million of loans serviced for others during 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994, BankAtlantic serviced loans for the benefit of others amounting to approximately $2.7 billion, $1.8 billion, and $1.9 billion, respectively. BankAtlantic periodically sells mortgage servicing rights based on the composition of the servicing portfolio and market conditions.

   During the year ended December 31, 1996, BankAtlantic sold properties leased to others with a book value of $5.0 million for gains as reported in the above table. During the years ended December 31, 1995 and 1994 BankAtlantic sold properties with a book value of $0 and $371,000, respectively.

   Non-interest income -other increased during the three years ended December 31, 1996. The higher income during the three year period primarily related to transaction account and ATM fee income. Transaction account and ATM fee income increased by $3.5 million during 1996 and $2.6 million during 1995. Transaction account fee income was $8.6 million during 1996 compared to $7.0 million during 1995 and $5.4 million in 1994. The higher transaction fee income during 1996 and 1995 reflects an increase in transaction account balances primarily obtained in connection with acquisitions and an increase in the fees charged during the latter part of 1994 and 1995. ATM fee income was $3.9 million during 1996 compared to $2.0 million during 1995 and $958,000 during 1994, respectively. In April 1996, BankAtlantic's ATM network initiated surcharge fees for non-customers. The significant increase in ATM fee income during 1996 was primarily the result of this surcharge. BankAtlantic established its ATM network to enhance fee income and to expand banking services throughout Florida. Currently, BankAtlantic has 144 ATM machines located in Wal-Mart Superstores, 10 ATM machines located on cruise ships, and 66 machines located in branches, shopping centers and businesses throughout South Florida. Furthermore, 1996 lease income increased by $320,000 compared to 1995 due to additional rents received on leased property. As indicated previously, the leased property was sold in December 1996. Non-interest income-other for 1994 was also favorably impacted by a $332,000 dormant account settlement with the State of Florida. The settlement related to a review by the Florida Comptroller's Office of BankAtlantic's procedures for the assessment of fees on dormant accounts.

NON-INTEREST EXPENSE

   A summary of non-interest expense follows:

                                                                                             1996        1995
                                                                FOR THE YEARS                 TO          TO
                                                             ENDED DECEMBER 31,              1995        1994
                                                     ----------------------------------    CHANGE      CHANGE
                                                        1996        1995         1994
                                                     ---------- ----------  ----------
                                                                           (IN THOUSANDS)
Employee compensation and benefits ................    $33,216     $25,403     $22,382     $ 7,813      $3,021
Occupancy and equipment ...........................     13,615      10,831       8,061       2,784       2,770
SAIF one-time special assessment ..................      7,160           0           0       7,160           0
Federal insurance premium .........................      2,495       2,750       2,673        (255)         77
Advertising and promotion .........................      2,079       2,144       1,495         (65)        649
Foreclosed asset activity, net ....................       (725)     (3,178)     (2,290)      2,453        (888)
Amortization of cost over fair value of net assets
required ..........................................      1,545       1,122           0         423       1,122
Other .............................................     12,856      12,088       9,764         768       2,324
                                                     ---------- ----------  ---------- ---------- ---------
  Total non-interest expenses .....................    $72,241     $51,160     $42,085     $21,081      $9,075
                                                     ==========  ==========   ==========  ==========  =========

   The increase in employee compensation and benefits for the three years ended December 31, 1996 resulted from the number of full-time equivalent employees increasing from 624 at December 31, 1994 to 746 at December 31, 1995 and to 989 at December 31, 1996 as well as annual salary and benefit increases throughout the three year period. During 1996, approximately 160 of the new employees were related to the BNA acquisition and the remaining new employees primarily related to five new Wal-Mart branches. During 1995 approximately 70 of the new employees were related to the acquisition of MegaBank and the remaining new employees primarily related to six new branches. Occupancy and equipment expenses increased during the year ended December 31, 1996 compared to the 1995 period due to the opening of five additional Wal-Mart in-store branches and the acquisition of BNA. The new branches and the BNA acquisition resulted in increased depreciation and rent expense. Depreciation and rent expense increased from $3.2 million and $1.9 million during 1995 to $3.8 million and $2.1 million during the same 1996 period, respectively. Also included in occupancy and equipment expenses during 1996 was $1.7 million of conversion costs and processing fees associated with the conversion of all data processing functions to an outside service bureau. BankAtlantic converted to the service bureau on October 11, 1996 and the estimated annual expense for the service bureau is approximately $2.4 million. The service bureau conversion is intended to enable BankAtlantic to offer innovative new products and services. Occupancy and equipment expenses increased during the year ended December 31, 1995 compared to 1994 due to the acquisition of MegaBank and the opening of three additional Wal-Mart in-store branches and three branches in South Florida. Furthermore, in December 1994 BankAtlantic converted to a service bureau for its serviced residential loans resulting in $350,000 of expenses during the year ended December 31, 1995 compared to $93,000 during 1994. The residential loan service bureau expense was $558,000 during the year ended December 31, 1996.

   On September 30, 1996, President Clinton signed into law H.R. 3610, which was intended to recapitalize the SAIF and substantially bridge the assessment rate disparity existing between SAIF and BIF insured institutions. The law required institutions with SAIF assessable deposits, including BankAtlantic, to pay a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996. The $7.2 million charge excludes the $2.3 million amount assessed on BNA deposits which was considered in recording the acquisition of BNA under the purchase method of accounting. Future assessments paid by BankAtlantic to the SAIF will be reduced as a consequence of the recapitalization.

   The increase in advertising and promotion for the year ended December 31, 1995 resulted from increased promotion of lending activities, branch openings and acquisition-related advertising.

   The components of "Foreclosed asset activity, net" were (in thousands):

                                                           FOR THE YEARS
                                                        ENDED DECEMBER 31,
                                               ------------------------------------
                                                  1996         1995          1994
                                               --------- -------------  ----------
Real estate acquired in settlement of loans:
Operating expenses (income), net ............    $  47     $        41     $  (325)
Provision for (reversal of) losses on REO  ..     (197)        (1,187)         140
Net (gains) on sales ........................     (575)     (2,032)(A)      (2,105)
                                               --------- -------------  ----------
Net (income) ................................    $(725)    $   (3,178)     $(2,290)
                                               =========  =============   ==========

-----------------------------------------------------------------------------

(A) Including a $1.3 million gain related to a property originally acquired through a tax deed during 1995.

   The decline in foreclosed asset activity, net during 1996 compared to 1995 was primarily due to sales of commercial real estate owned and a $1.2 million reduction in the allowance for real estate owned during 1995 compared to a $197,000 reduction during 1996. The improvement in foreclosed asset activity, net during 1995 compared to 1994 was primarily due to the $1.2 million reduction in the allowance for real estate owned compared to a $140,000 provision during 1994, partially offset by lower operating expenses during 1994 compared to 1995. For further discussion, see "Provision for Loan Losses and Provision for (Reversal of) Losses on Real Estate Owned."

   Other non-interest expense increased during the three years ended December 31, 1996. The additional other expenses in 1996 were associated with expanding the branch network and the acquisition of eight BNA branches. Stationery, printing and supplies, and telephone expenses increased by a total of $798,000 during 1996 compared to 1995. The additional 1995 non-interest expenses compared to 1994 related to the acquisition of five MegaBank branches and the opening of three South Florida branches and three Florida West Coast branches. During 1995, stationery, printing and supplies, and telephone expenses increased by a total of $538,000. In addition, legal costs, ATM expenses and tax certificate provision increased by $660,000, $283,000 and $260,000, respectively. The higher legal expenses incurred during 1995 related to $1.2 million of Subject Portfolio legal costs. During 1994, legal costs were reimbursed pursuant to the terms of the Covenant, while only $120,000 was reimbursed during 1995. The ATM expense increase resulted from the addition of approximately 151 ATMs in Wal-Mart and Sam's Club Florida locations during 1994. Also included in 1995 other expenses was a write-off of $400,000 associated with a Senior Note offering withdrawn in March 1995.

   The amortization of cost over fair value of net assets acquired relates to the BNA and MegaBank acquisitions.

MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES

   In 1994, Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("FAS 115") was implemented. Upon implementation, BankAtlantic transferred all of its fixed rate mortgage-backed securities having original terms of 15 and 30 years to maturity which were classified as held for sale during prior periods to available for sale at December 31, 1994. During the year ended December 31, 1995 BankAtlantic acquired $10.0 million and $8.1 million of government obligations and collateralized mortgage obligations in connection with the MegaBank acquisition and designated these securities as available for sale. Based upon the guidance provided in a Special Report issued by the Financial Accounting Standards Board ("FASB"), BankAtlantic reassessed its security classifications, considering, among other issues, flexibility in management of the portfolio for liquidity and interest rate risk management as well as the potential Savings Association Insurance Fund ("SAIF") one-time special assessment discussed under "Liquidity and Capital Resources." As a result of this reassessment, effective December 15, 1995, BankAtlantic transferred all of its mortgage-backed securities and investment securities, excluding tax certificates, classified as held-to-maturity to available for sale. The securities transferred had a carrying value of $638.8 million and an estimated fair value of $644.1 million resulting in a net increase to stockholders' equity for the net unrealized appreciation of $3.3 million after deduction of applicable income taxes of $1.2 million. During the year ended December 31, 1996 BankAtlantic purchased $231.8 million of treasury notes and acquired $66.4 million of treasury notes in connection with the BNA acquisition. All treasury notes purchased or acquired were classified as available for sale. During 1996 BankAtlantic sold from its available for sale portfolio, $205.5 million of treasury notes, $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities, and $5.9 million of seven year balloon mortgage backed securities for gains of $6.0 million. The proceeds from the sales of securities were utilized to support loan growth. BankAtlantic currently sells substantially all fixed rate residential real estate loans it originates. During the year ended December 31, 1995 two $5.0 million treasury notes classified as trading securities were sold for a $589,000 net realized gain. At December 31, 1994, the market value of trading account securities was less than BankAtlantic's original cost. The unrealized loss on trading account securities of $558,000 is reflected in the consolidated statement of operations for the year ended December 31, 1994.

   A summary of the cost and gross unrealized appreciation or depreciation of estimated fair value compared to cost of investment securities held to maturity, investment securities held for trading, mortgage-backed securities held to maturity, and debt securities available for sale, follows (in thousands):

                                                                           DECEMBER 31, 1996
                                                    -------------------------------------------------------------
                                                                       GROSS             GROSS
                                                      AMORTIZED      UNREALIZED       UNREALIZED       ESTIMATED
                                                        COST        APPRECIATION     DEPRECIATION     FAIR VALUE
                                                    ------------ ---------------  --------------- -------------
Tax certificates held to maturity:
 Cost equals market ..............................    $ 54,511         $    0           $    0         $ 54,511
Investment securities available for sale(1):
 Cost equals market ..............................       6,038              0                0            6,038
 Market over cost ................................      92,483            481                0           92,962
 Cost over market ................................      45,717              0              114           45,605
Mortgage-backed securities available for sale(1):
 Market over cost ................................     157,178          1,756                0          158,934
 Cost over market ................................     136,711              0              905          135,806
                                                    ------------ ---------------  --------------- -------------
Total ............................................    $492,638         $2,237           $1,019         $493,856
                                                    ============  ===============   ===============  =============

-----------------------------------------------------------------------------

(1) Amortized cost excludes net unrealized appreciation of $851,000 on mortgage-backed securities and unrealized appreciation of $367,000 on investment securities.

   At December 31, 1996 and 1995 all mortgage-backed and investment securities, excluding tax certificates, were available for sale, whereas during 1994 only certain mortgage-backed securities with a fair value and amortized cost of $54.0 million and $53.7 million at December 31, 1994 were classified as available for sale. The composition, yields and maturities of debt securities were as follows (in thousands):

                                                                        MORTGAGE         ASSET                      WEIGHTED
                                    U.S. TREASURY         TAX            BACKED         BACKED                      AVERAGE
                                    AND AGENCIES      CERTIFICATES     SECURITIES     SECURITIES        TOTAL        TOTAL
                                  ---------------- ---------------  ------------- ------------- ------------ -----------
DECEMBER 31, 1996:
Maturity:(1)
 One year or less ..............      $ 44,485          $41,656         $ 25,198       $      0       $111,339        6.26%
 After one through five years  .        70,169           12,855          252,704         28,967        364,695        6.00
 After five through ten years  .           984                0            4,887              0          5,871        6.04
 After ten years ...............             0                0           11,951              0         11,951        6.10
                                  ---------------- ---------------  ------------- ------------- ------------ -----------
Fair values ....................      $115,638          $54,511         $294,740       $ 28,967       $493,856        6.06%
                                  ================  ===============   =============  =============  ============  ===========
Amortized cost .................      $115,295          $54,511         $293,889       $ 28,943       $492,638        6.08%
                                  ================  ===============   =============  =============  ============  ===========
Weighted average yield based on
  fair value ...................          5.73%            6.92%            6.10%          5.43%          6.06%
Weighted average maturity  .....         1.2 years        2.0 years       2.9 years      2.5 years     2.3 years
                                  ---------------- ---------------  ------------- ------------- ------------
DECEMBER 31, 1995
Fair value .....................      $ 25,113          $49,856         $597,751       $ 68,939       $741,659        6.72%
                                  ================  ===============   =============  =============  ============  ===========
Amortized Cost .................      $ 24,606          $49,856         $588,956       $ 68,907       $732,325        6.81%
                                  ================  ===============   =============  =============  ============  ===========
DECEMBER 31, 1994
Fair value .....................      $ 12,279          $61,132         $604,103       $124,259       $801,773        6.49%
                                  ================  ===============   =============  =============  ============  ===========
Amortized cost .................      $ 13,563          $61,132         $627,568       $127,981       $830,244        6.27%
                                  ================  ===============   =============  =============  ============  ===========

-----------------------------------------------------------------------------

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.

   Activity in the allowance for tax certificate losses was (dollars in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             1996       1995         1994
                                                          --------- ----------  ----------
Balance, beginning of period ...........................    $1,648     $ 2,985     $ 2,970
Charge-offs ............................................      (909)     (1,854)     (1,892)
Recoveries .............................................       911         662       1,792
                                                          --------- ----------  ----------
Net charge-offs ........................................         2      (1,192)       (100)
Additions (reversals) charged to operations  ...........      (184)       (145)        115
                                                          --------- ----------  ----------
Balance, end of period .................................    $1,466     $ 1,648     $ 2,985
                                                          =========  ==========   ==========
Average yield on tax certificates during the period(1)        9.73%       9.27%       7.43%
                                                          =========  ==========   ==========

-----------------------------------------------------------------------------

(1) During the year ended December 31, 1994 BankAtlantic reversed $1.4 million of accrued interest on tax certificates. The average yield on tax certificates during the period, excluding the reversal of $1.4 million, was 9.31%.

   Included in gains on sales of real estate owned for the year ended December 31, 1995 was approximately $1.3 million related to a property originally acquired through a tax deed.

FINANCIAL CONDITION

   BankAtlantic's total assets at December 31, 1996 and 1995 were $2.6 billion and $1.75 billion, respectively. The increase in total assets was primarily the result of a $996.2 million increase in loans receivable, partially offset by a $252.5 million decrease in debt securities available for sale. The loans receivable increase reflects $395.0 million of loans acquired in the BNA acquisition and $1.2 billion of loan fundings and purchases during 1996. The loan fundings and purchases were partially offset by $548.8 million of principal reductions on loans and $59.4 million of loan sales. The decline in debt securities available for sale balances resulted from the sale of $374.4 million of securities and $43.2 million of principal reductions, partially offset by the purchase of approximately $231.8 million of treasury notes and $66.4 million of treasury notes acquired in connection with the BNA acquisition. Furthermore, cash including federal funds sold and other short term investments, cost over fair value of net assets acquired, other assets and tax certificates increased by $39.3 million, $17.8 million, $24.9 million, and $4.7 million, respectively. Cash including federal funds sold and other short term investments increased due to the eight branches acquired from BNA and the five branches opened during 1996. The increase in cost over fair value of net assets relates to the BNA acquisition. The increase in other assets resulted from receivables of $9.5 million and $5.4 million from the sale of servicing and the sale of properties leased to others, respectively. During 1996 BankAtlantic purchased $56.9 million of tax certificates and $52.4 million of tax certificates paid off.

   At December 31, 1996, deposits increased by $532.4 million including deposits acquired in connection with the BNA acquisition ($690.1 million at acquisition including non-interest bearing deposits). The remaining net deposit increase primarily resulted from money market account deposit growth. Advances from the Federal Home Loan Bank and securities sold under agreements to repurchase increased by $93.9 million and $124.4 million, respectively. The additional borrowings were used to fund loan growth. In July 1996, the Company issued $57.5 million of 6 3/4 % Debentures. Repayment of securities sold under agreements to repurchase, common stock redemptions, payments for advances by borrowers for taxes and insurance, the acquisition of BNA, loan originations, and the purchases of loans, debt securities and tax certificates were primarily funded through the sales of debt securities available for sale, mortgage servicing rights and properties leased to others, proceeds from FHLB advances, federal funds purchased, loan and debt securities repayments, proceeds from the issuance of 6 3/4 % Debentures and Class A common stock.

   LOAN ACTIVITY--The following table shows loan activity by major categories for the periods indicated (in thousands):

                                                                   FOR THE YEARS
                                                                 ENDED DECEMBER 31,
                                       --------------------------------------------------------------------
                                           1996          1995           1994          1993          1992
                                       ------------ ------------  ------------ ------------ ------------
LOAN FUNDINGS:(1)
 Residential real estate loans  .....   $  133,184     $ 111,361     $  40,706     $  52,674      $  41,336
 Construction and development loans        147,200        93,102        22,958        13,744         18,912
 Commercial real estate and
   business loans ...................      314,319       319,530       259,285       186,584        108,744
 Consumer loans(2) ..................      154,940       114,607        45,159        10,222          7,075
                                       ------------ ------------  ------------ ------------ ------------
  Total loan fundings ...............      749,643       638,600       368,108       263,224        176,067
                                       ------------ ------------  ------------ ------------ ------------
PURCHASES:(3)(4)
 Residential real estate loans  .....      465,942         9,930             0             0              0
 Commercial real estate and
   business loans ...................            0             0         3,989         5,142              0
                                       ------------ ------------  ------------ ------------ ------------
  Total purchases ...................      465,942         9,930         3,989         5,142              0
                                       ------------ ------------  ------------ ------------ ------------
  Total loan production .............    1,215,585       648,530       372,097       268,366        176,067
                                       ------------ ------------  ------------ ------------ ------------
Loan sales ..........................      (59,408)      (34,153)      (38,168)      (44,983)       (36,054)
Principal reduction on loans(1)  ....     (548,847)     (444,867)     (270,986)     (289,037)      (297,263)
Transfer to real estate owned(5)  ...       (1,788)       (1,029)       (1,282)       (2,396)        (7,994)
                                       ------------ ------------  ------------ ------------ ------------
  Net loan activity .................   $  605,542     $ 168,481     $  61,661     $ (68,050)     $(165,244)
                                       ============  ============   ============  ============  ============

-----------------------------------------------------------------------------

(1) Does not include banker's acceptances.
(2) Includes second mortgage loans.
(3) Does not include indirect consumer loans purchased through dealers; such loans are included as originations.

(4) Excludes $395.0 million in 1996 and $116.4 million in 1995 of loans acquired in the BNA and MegaBank acquisitions, respectively.

(5) Includes foreclosures.

   Total loan originations for the years ended December 31, 1996, 1995 and 1994 were $133.2 million, $111.0 million, and $36.1 million, respectively, for residential real estate loans, and $316.0 million, $224.7 million, and $203.3 million, respectively, for commercial real estate and business loans (including construction and development loans) and $75.4 million, $55.8 million, and $47.7 million, respectively, for direct consumer loans, and $76.9 million, $56.1 million, and $0, respectively, for indirect consumer loans (all of which were indirect automobile loans). In addition there were $465.9 million in residential real estate loan purchases during the year ended December 31, 1996.

   PRINCIPAL REPAYMENTS--The following table sets forth the scheduled contractual principal repayments at maturity dates of BankAtlantic's loan portfolios and debt securities available for sale at December 31, 1996. As of December 31, 1996, the total amount of principal repayments on loans and debt securities available for sale contractually due after December 31, 1997 was $2.2 billion, $1.4 billion having fixed interest rates and $749.0 million having floating or adjustable interest rates.

                                OUTSTANDING
                              ON DECEMBER 31,                         FOR THE PERIOD ENDING DECEMBER 31,(1)
                                   1996                      -------------------------------------------------------------------
                                   1997                       1998-1999     2000-2004      2005-2009     2010-2014       2015
                             ---------------- -----------  ------------ ------------ ------------ ------------
Commercial and residential
real estate ...............     $1,314,536       $ 67,592      $ 68,874      $117,209      $155,621       $57,692      $847,548
Real estate construction  .        301,813        112,840        79,387        88,538        20,520           528             0
Consumer (2) ..............        344,690         17,110        22,476       114,497       129,733        38,959        21,915
Commercial business .......         78,177         55,714         5,900        10,673         5,890             0             0
                             ---------------- -----------  ------------ ------------ ------------ ------------  -----------

 Total loans(3) ...........     $2,039,216       $253,256      $176,637      $330,917      $311,764       $97,179      $869,463
                             ================  ===========   ============  ============  ============  ============   ===========

Total debt securities
available for sale(3)  ....     $  439,345       $ 69,683      $320,839      $ 36,673      $  7,041       $   791      $  4,318
                             ================  ===========   ============  ============  ============  ============   ===========


-----------------------------------------------------------------------------

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2) Includes second mortgage loans.
(3) Actual principal repayments may differ from information shown above.

   LOAN CONCENTRATION--BankAtlantic's geographic loan concentration at December 31, 1996 was:

 FLORIDA ........     67%
California .....       7%
Northeast ......       9%
Other ..........      17%
                  --------
  Total ........     100%
                  ========

   The loan concentration for BankAtlantic's portfolio is primarily in South Florida where economic conditions have generally remained stable during the three years ended December 31, 1996. The concentration in California and the Northeast primarily relates to purchased wholesale residential loans during 1996. The balance of the portfolio is throughout the United States without any specific concentration.

   Loan maturities and sensitivity of loans to changes in interest rates for commercial business loans and real estate construction loans at December 31, 1996 were (in thousands):

                                             COMMERCIAL     REAL ESTATE
                                              BUSINESS      CONSTRUCTION       TOTAL
                                           ------------- ---------------  -----------
One year or less ........................     $73,513         $292,846       $366,359
Over one year, but less than five years         4,871            8,967         13,838
Over five years .........................           0                0              0
                                           ------------- ---------------  -----------
                                              $78,384         $301,813       $380,197
                                           =============  ===============   ===========
Pre-determined interest rate ............     $ 4,871         $  8,967       $ 13,838
Floating or adjustable interest rate  ...           0                0              0
                                           ------------- ---------------  -----------
                                              $ 4,871         $  8,967       $ 13,838
                                           =============  ===============   ===========

   DEPOSITS--Deposit accounts consisted of the following (in thousands):

                                                    DECEMBER 31,
                                     ------------------------------------------
                                          1996           1995           1994
                                     ------------- -------------  ------------
Non-interest bearing deposits  ....    $  163,616     $   98,964     $   69,658
Interest bearing deposits:
 Insured money fund savings  ......       358,927        249,273        267,770
 NOW account ......................       216,587        171,726        151,890
 Savings account ..................       170,352        103,759        113,578
 Time deposits less than $100,000         739,622        528,163        413,415
 Time deposits $100,000 and over  .       183,676        148,492         69,471
                                     ------------- -------------  ------------
  Total ...........................    $1,832,780     $1,300,377     $1,085,782
                                     =============  =============   ============

   Time deposits $100,000 and over, have the following maturities:

                         DECEMBER 31,
                             1996
                       ---------------
Less than 3 months  .      $ 55,743
3 to 6 months .......        45,946
6 to 12 months ......        50,412
More than 12 months          31,575
                       ---------------
  Total .............      $183,676
                       ===============

   BankAtlantic currently has no brokered deposits however, has established a facility with Merrill Lynch enabling it to issue up to $150 million of deposits at BankAtlantic's discretion. BankAtlantic's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") through SAIF and the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor.

   The stated rates and balances at which BankAtlantic paid interest on deposits were (dollars in thousands):

                                                                        DECEMBER 31,
                                                        -------------------------------------------
                                                             1996           1995           1994
                                                        ------------- -------------  -------------
Interest free checking ...............................    $  163,616     $   98,964     $   69,658
Insured money fund savings: 3.76% at December 31,
1996, 3.22% at December 31, 1995, and 3.71% at
December 31, 1994 ....................................       358,927        249,273        267,770
NOW accounts: 1.60% at December 1996, 1.66% at
December 31, 1995, and 1.57% at December 31, 1994  ...       216,587        171,726        151,890
Savings accounts: 1.30% at December 31, 1996, 1.71%
at December 31, 1995, and 1.87% December 31, 1994  ...       170,352        103,759        113,578
                                                        ------------- -------------  -------------
Total non-certificate accounts .......................       909,482        623,722        602,896
                                                        ------------- -------------  -------------
Certificate accounts:
 0.00% to 3.00% ......................................        12,104         56,667         54,738
 3.01% to 4.00% ......................................        11,257         25,602         82,934
 4.01% to 5.00% ......................................       275,991        135,107        182,518
 5.01% to 6.00% ......................................       478,148        303,497        123,016
 6.01% to 7.00% ......................................       112,865        137,917         27,857
 7.01% and greater ...................................        30,749         17,543         11,674
                                                        ------------- -------------  -------------
Total certificate accounts ...........................       921,114        676,333        482,737
                                                        ------------- -------------  -------------
                                                           1,830,596      1,300,055      1,085,633
                                                        ------------- -------------  -------------
Interest earned not credited to deposit accounts  ....         2,184            322            149
                                                        ------------- -------------  -------------
  Total deposit accounts .............................    $1,832,780     $1,300,377     $1,085,782
                                                        =============  =============   =============
Weighted average stated interest rate on deposits
at the end of each period ............................          3.78%          3.85%          3.45%
                                                        =============  =============   =============

   The amounts of scheduled maturities of certificate accounts were (dollars in thousands):

                                               YEAR ENDING DECEMBER 31,
DECEMBER 31, 1996                 -------------------------------------------------------------
                        1997       1998         1999        2000        2001       THEREAFTER
------------------- ----------- ----------  ---------- ---------- ----------
0.00% to 3.00%  ...    $ 10,533     $ 1,379     $    50     $    32      $    50       $   60
3.01% to 4.00%  ...      10,536         479         191           0           51            0
4.01% to 5.00%  ...     252,171      20,041       2,051         215        1,085          428
5.01% to 6.00%  ...     395,414      63,178      10,420       3,634        4,869          633
6.01% to 7.00%  ...      76,563       8,742      13,574       5,009        8,170          807
7.01% and greater        18,995         773       1,074       9,719           66          122
                     ----------- ----------  ---------- ---------- ---------- -------------
  Total ...........    $764,212     $94,592     $27,360     $18,609      $14,291       $2,050
                     ===========  ==========   ==========  ==========  ==========  =============

   The following table sets forth the deposit activities for the periods indicated (in thousands):

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                                1996         1995          1994
                                                            ----------- -----------  ------------
Net increase (decrease) before interest credited  ........    $ 15,905     $ 51,093      $(20,814)
Deposits acquired net of purchase accounting amortization      469,065      120,055             0
Interest credited ........................................      47,433       43,447        30,236
                                                            ----------- -----------  ------------
  Total ..................................................    $532,403     $214,595      $  9,422
                                                            ===========  ===========   ============

   SUBJECT PORTFOLIO--From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect home improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers were affiliated with each other but were not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are referred to herein as the "Subject Portfolio."

   In late 1990, questions arose relating to the practices and procedures used in the origination and underwriting of the Subject Portfolio, which suggested that the dealers, certain home improvement contractors and borrowers, together with certain former employees of BankAtlantic, engaged in practices intended to defraud BankAtlantic. After BankAtlantic made a claim against its fidelity bond carrier, the carrier and BankAtlantic entered into a Covenant. Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against the carrier, but has agreed to limit execution on any judgment obtained against the carrier to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in that action. In accordance with the terms of the Covenant the carrier paid BankAtlantic a total of $18 million through December 31, 1996 to reimburse it for losses incurred by BankAtlantic in connection with the Subject Portfolio.

   Three actions have been filed, two in New Jersey and one in New York, relating to the Subject Portfolio. One of the New Jersey actions was brought on behalf of the State of the New Jersey. The New York action and the action brought by the State of New Jersey were resolved in 1996 and 1995, respectively. The remaining New Jersey action purports to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions including BankAtlantic. The New Jersey action seeks civil remedies against certain contractors and a named dealer and also seeks to cancel or modify certain mortgage loans and was commenced immediately after resolution of the State of New Jersey action. The pending New Jersey action which was brought against over 15 parties, including BankAtlantic, purports to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions including BankAtlantic. The New Jersey action seeks, among other things, rescission of the loan agreements and damages. In November 1995, the court in the remaining New Jersey action entered an order dismissing the complaint against BankAtlantic; plaintiffs appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to trial court to determine whether the action may be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew their summary judgment motion after the trial court has made a determination as to plaintiff's ability to maintain this case as a class action.

   While management believes that established reserves will be adequate to cover any additional losses that BankAtlantic may incur from the Subject Portfolio or the above described litigation, there is no assurance that this will be the case. See Note 15 to the Consolidated Financial Statements for further discussion on the Subject Portfolio.

   Loans receivable composition, including mortgage-backed securities, at the dates indicated was (dollars in thousands):

                                                            DECEMBER 31,
                            ----------------------------------------------------------------------------
                                       1996                      1995                      1994
                            -------------------------  ----------------------- -----------------------
                                AMOUNT       PERCENT      AMOUNT      PERCENT       AMOUNT      PERCENT
                            ------------- ----------  ----------- ---------- ----------- ----------
LOANS RECEIVABLE:
Real estate loans:
 Residential real estate      $  867,081      47.52%     $157,361       18.99%     $102,677      18.79%
 Residential real estate
   available for sale ....        16,207       0.89        17,122        2.07         6,843       1.25
 Construction and
   development ...........       301,813      16.54       122,371       14.77        45,725       8.37
 FHA and VA insured  .....         4,013       0.22         5,183        0.63         6,395       1.17
 Commercial real
   estate ................       427,235      23.41       350,256       42.27       303,877      55.61
Other loans:
 Second mortgage -direct          86,234       4.73        63,052        7.61        40,564       7.42
 Second mortgage
   -indirect .............         9,894       0.54        25,621        3.09        34,585       6.33
 Commercial business  ....        78,177       4.28        64,194        7.75        24,566       4.50
 Consumer -other
   direct ................        74,072       4.06        37,502        4.53        16,386       3.00
 Consumer -other
   indirect ..............       174,490       9.56        96,042       11.59        32,373       5.93
                            ------------- ----------  ----------- ---------- ----------- ----------
  Total ..................     2,039,216     111.75       938,704      113.30       613,991     112.37
                            ------------- ----------  ----------- ---------- ----------- ----------
Adjustments:
Undisbursed portion of
  loans in process .......       190,874      10.45        89,896       10.85        49,981       9.15
Other ....................             0       0.00             0        0.00            63       0.01
Unearned discounts on
  commercial real
  estate loans ...........           705       0.04           793        0.10           874       0.16
Unearned discounts
  (premium) on purchased
  and consumer loans .....        (2,762)     (0.15)          385        0.05           427       0.08
Allowance for
  loan losses ............        25,750       1.41        19,000        2.30        16,250       2.97
                            ------------- ----------  ----------- ---------- ----------- ----------
  Total loans
    receivable, net ......    $1,824,649     100.00%     $828,630      100.00%     $546,396     100.00%
                            =============  ==========   ===========  ==========  ===========  ==========
Mortgage-backed
  securities:
  FNMA participation
   certificates  .........    $  101,381      34.40%     $132,554       22.18%     $147,652      23.52%
GNMA and FHLMC
  mortgage-backed
  securities .............       193,359      65.60       465,197       77.82       480,230      76.48
                            ------------- ----------  ----------- ---------- ----------- ----------
  Total mortgage-backed
    securities(1) ........    $  294,740     100.00%     $597,751      100.00%     $627,882     100.00%
                            =============  ==========   ===========  ==========  ===========  ==========
Banker's acceptances  ....    $      207     100.00%     $      0        0.00%     $      0       0.00%
                            =============  ==========   ===========  ==========  ===========  ==========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                      1993                     1992
                            -----------------------  -----------------------
                               AMOUNT      PERCENT      AMOUNT      PERCENT
                            ----------- ----------  ----------- ----------
LOANS RECEIVABLE:
Real estate loans:
 Residential real estate      $120,531      24.80%     $147,654       26.52%
 Residential real estate
   available for sale ....       5,752       1.19         7,641        1.37
 Construction and
   development ...........      11,333       2.34        12,961        2.33
 FHA and VA insured  .....       7,972       1.64         9,854        1.77
 Commercial real
   estate ................     198,095      40.76       156,844       28.18
Other loans:
 Second mortgage -direct        15,971       3.29         7,434        1.34
 Second mortgage
   -indirect .............      47,307       9.73        65,074       11.69
 Commercial business  ....      27,979       5.76        33,071        5.94
 Consumer -other
   direct ................      19,667       4.05        31,722        5.70
 Consumer -other
   indirect ..............      56,896      11.71       109,187       19.61
                            ----------- ----------  ----------- ----------
  Total ..................     511,503     105.27       581,442      104.45
                            ----------- ----------  ----------- ----------

                                      1993                     1992
                            -----------------------  -----------------------
                               AMOUNT      PERCENT      AMOUNT      PERCENT
                            ----------- ----------  ----------- ----------
Adjustments:
Undisbursed portion of
  loans in process .......       5,570       1.15         6,492        1.17
Other ....................          33       0.01            55        0.01
Unearned discounts on
  commercial real
  estate loans ...........       2,124       0.44             0        0.00
Unearned discounts
  (premium) on purchased
  and consumer loans .....         820       0.17         1,733        0.31
Allowance for
  loan losses ............      17,000       3.50        16,500        2.96
                            ----------- ----------  ----------- ----------
  Total loans
    receivable, net ......    $485,956     100.00%     $556,662      100.00%
                            ===========  ==========   ===========  ==========
Mortgage-backed
  securities:
  FNMA participation
   certificates  .........    $178,928      33.99%     $174,666       35.83%
GNMA and FHLMC
  mortgage-backed
  securities .............     347,437      66.01       312,828       64.17
                            ----------- ----------  ----------- ----------
  Total mortgage-backed
    securities(1) ........    $526,365     100.00%     $487,494      100.00%
                            ===========  ==========   ===========  ==========
Banker's acceptances  ....    $109,931     100.00%     $      0        0.00%
                            ===========  ==========   ===========  ==========

-----------------------------------------------------------------------------

(1) Includes net unrealized appreciation on mortgage-backed securities available for sale of $851,000, $8.8 million and $314,000 at December 31, 1996, 1995 and 1994, respectively.

ASSET AND LIABILITY MANAGEMENT

   BankAtlantic's business emphasis is the origination of commercial real estate loans, commercial business loans and consumer loans which generally have higher yields and shorter durations than residential real estate loans. BankAtlantic originates residential loans with both fixed and adjustable rates. The majority of fixed rate and some adjustable rate loans are currently sold to correspondents. BankAtlantic also purchases residential loans with both fixed and adjustable rates, which are retained for portfolio. Since these bulk loan purchases are acquired periodically, management is in a position (unlike the case of individual loan originations) to partially hedge the underlying interest rate risk in this portfolio due to the size and generally homogeneous nature of these purchases. BankAtlantic also acquires mortgage-backed securities and Treasury securities with intermediate terms. During recent years in order to lower its cost of funds, BankAtlantic has not emphasized certificates of deposit and seeks to emphasize generating low cost transaction and escrow accounts as market opportunities allow. See "Mortgage-Backed Securities and Investment Securities." Management continually assesses general economic conditions, the interest rate environment and the yields and credit risk associated with alternative investments.

INTEREST RATE SENSITIVITY

   BankAtlantic's net earnings are materially impacted by the difference between the income it receives from its loan portfolio, tax certificates and debt securities available for sale and its cost of funds. The interest paid by BankAtlantic on deposits and borrowings determines its cost of funds. The yield on BankAtlantic's loan portfolio changes principally as a result of loan repayments, the interest rate and the volume of new loans. Fluctuations in income from debt securities will occur based on the amount invested during the period and interest rate levels yielded by such securities. BankAtlantic's net interest spread will fluctuate in response to interest rate changes.

   Like many savings institutions, BankAtlantic's interest rate sensitive liabilities (generally, deposits with maturities of one year or less) have in the past exceeded its interest rate sensitive assets (assets which reprice based on an index or which have short term maturities). This imbalance is referred to as a negative interest rate sensitivity gap, and measures an institution's ability to adjust to changes in the general level of interest rates. The effect of the "mismatch" is that a rise in interest rates will have a negative impact on earnings as the cost of funds increases to a greater extent than the yield earned on interest-earning assets, while a decline in interest rates will have a positive impact on earnings. The larger the gap, whether positive or negative, the greater the impact of changing interest rates.

   BankAtlantic's one year interest rate sensitivity gap ratio, which is the difference between the amount of interest bearing liabilities which are projected to mature or reprice within one year and the amount of interest earning assets which are similarly projected to mature or reprice, all divided by total assets, amounted to a positive .42% at December 31, 1996. The gap ratio was a negative 2.49% at December 31, 1995. The improvement in the 1996 gap ratio resulted from higher commercial and construction loan balances, and an increase in stockholder's equity, non-interest bearing deposits, and intermediate term FHLB borrowings. The above items were partially offset by increased fixed rate residential loan balances. Commercial and construction loan balances increased from $472.6 million at December 31, 1995 to $729.0 at December 31, 1996. Commercial and construction loans generally have floating rates and terms of less than one year. BankAtlantic's non-interest bearing deposits increased from $99.0 million at December 31, 1995 to $163.6 million at December 31, 1996. The increase in non-interest bearing deposits primarily resulted from the BNA acquisition. BankAtlantic's stockholder's equity increased by $63.9 million due to contributions by the Company and earnings. During 1996, BankAtlantic borrowed $175.7 million of one to six year FHLB advances to fund fixed rate residential loans. Fixed rate residential loans increased from $48.5 million at December 31, 1995 to $468.9 million at December 31, 1996. The higher fixed rate residential loan balances resulted from the BNA acquisition and purchased loans. The absolute amount of BankAtlantic's one year gap changed from a negative $43.6 million at December 31, 1995, to a positive $10.9 million at December 31, 1996.

   At December 31, 1996 BankAtlantic had a negative 91-180 day cumulative gap of 5.06% and a positive cumulative gap of .15%, .42%, 6.45%, 8.74% 13.33%,
14.31% and 14.33% for 0-90 days, 181 days to 1 year, 1-3 years, 3-5 years, 5-10 years, 10-20 years and greater than 20 years, respectively. Interest rates declined during 1996. Interest rate rises would be minimized by the fact that a significant amount of BankAtlantic's interest bearing liabilities are deposits for which interest rates paid do not generally increase at the same proportionate rate as an increase in the prime rate. However, the interest rates charged on BankAtlantic's adjustable rate loans and securities are priced on the basis of the prime rate and other indices and increase at the same rate as the prime or applicable index rate, subject only to caps that may exist in the loan or security instrument. At the present time, caps on interest earning assets generally do not have the effect of limiting increases in the interest rate charged on such assets. As noted above, the cumulative positive gap in future periods provides the opportunity to increase earnings in a rising interest rate environment due to the ability to reprice more assets than liabilities

   Management considers BankAtlantic's current gap position to be within acceptable parameters. To the extent the gap position deviates from this status, actions which could be taken, if deemed appropriate, include the lengthening or shortening of maturities for borrowings and investment security purchases, disposing of debt securities which are available for sale as well as purchasing more variable rate than fixed rate investment securities.

   In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. At December 31, 1996, no interest rate risk deduction to capital would have been required under the rule, although BankAtlantic's net portfolio value ("NPV") would decrease in a rising interest rate environment. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. For further discussion see "Savings Institution Regulation".

   Presented below is an analysis of BankAtlantic's interest rate risk at September 30, 1996 (the latest date for which information was available), as calculated by the OTS, based on information provided to the OTS by BankAtlantic. The table measures changes in BankAtlantic's net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down (dollars in thousands):

 CHANGE             NET PORFOLIO VALUE
IN RATES                      -----------
    $ AMOUNT                    $ CHANGE
--------------- -----------
/plus/200bp        223,252      (32,495)
/plus/100bp        242,106      (13,641)
0bp                255,747            0
/minus/100bp       260,825        5,078
/minus/200bp       258,669        2,922

     BANKATLANTIC'S CUMULATIVE RATE SENSITIVITY GAP AT DECEMBER 31, 1996

                                                                 181
                                    0-90         91-180        DAYS TO        1-3          3-5
                                    DAYS          DAYS         1 YEAR        YEARS        YEARS
                                ----------- -------------  ----------- ----------- -----------
                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
Investment securities(5)(7)  .    $ 35,921     $  11,450      $ 15,220     $ 12,855      $      0
Residential loans(1)(2)
 Conventional single
   family ....................      19,226        11,276        21,862       78,910        66,839
 Adjustable single family  ...     138,911       101,446       141,866       36,199             0
Debt securities available for
sale -fixed rates(3)(6)  .....      27,280        22,438        80,264      172,734        95,849
Debt securities available for
sale floating rates ..........       8,168             0             0            0             0
Commercial real estate
loans ........................      68,392        19,086       227,704      124,960        29,752
Adjustable commercial real
estate loans .................     259,154             0             0            0             0
Other loans:
Commercial business ..........       1,732         1,290         2,373        4,871             0
Commercial business
adjustable ...................      68,118             0             0            0             0
Consumer .....................      23,655        22,743        42,216      131,607        59,253
Consumer prime rate ..........      51,194             0             0            0             0
                                ----------- -------------  ----------- ----------- -----------
Total interest earning
assets .......................     701,751       189,729       531,505      562,136       251,693
                                ----------- -------------  ----------- ----------- -----------
Interest bearing liabilities:
Money fund savings(4) ........      70,888        56,888        91,305       73,265        34,882
Savings and NOW(4) ...........      26,561        24,520        44,678      124,066        50,340
Certificate accounts .........     269,659       243,758       252,979      121,952        32,900
Borrowings:
Securities sold under
agreements to
repurchase ...................     210,854             0             0            0             0
Advances from FHLB ...........     119,963             0             0       86,036        74,011
                                ----------- -------------  ----------- ----------- -----------
Total interest-bearing
liabilities ..................    $697,925     $ 325,166      $388,962     $405,319      $192,133
                                ===========  =============   ===========  ===========  ===========
Interest rate sensitivity GAP
(repricing difference) .......    $  3,826     $(135,437)     $142,543     $156,817      $ 59,560
Cumulative GAP ...............    $  3,826     $(131,611)     $ 10,932     $167,749      $227,309
Cumulative ratio of GAP to
total assets .................        0.15%        (5.06)%        0.42%        6.45%         8.74%
                                ===========  =============   ===========  ===========  ===========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                    5-10        10-20          20
                                   YEARS        YEARS         YEARS         TOTAL
                                ----------- -----------  ----------- -------------

Interest earning assets:
Investment securities(5)(7)  .    $      0     $     0        $  0       $   75,446
Residential loans(1)(2)
 Conventional single
   family ....................     254,664      15,550         552          468,879
 Adjustable single family  ...           0           0           0          418,422
Debt securities available for
sale -fixed rates(3)(6)  .....      25,886         854          29          425,334
Debt securities available for
sale floating rates ..........           0           0           0            8,168
Commercial real estate
loans ........................           0           0           0          469,894
Adjustable commercial real
estate loans .................           0           0           0          259,154
Other loans:
Commercial business ..........           0           0           0           10,266
Commercial business
adjustable ...................           0           0           0           68,118
Consumer .....................       4,804       9,218           0          293,496
Consumer prime rate ..........           0           0           0           51,194
                                ----------- -----------  ----------- -------------
Total interest earning
assets .......................     285,354      25,622         581        2,548,371
                                ----------- -----------  ----------- -------------
Interest bearing liabilities:
Money fund savings(4) ........      31,699           0           0          358,927
Savings and NOW(4) ...........     116,774           0           0          386,939
Certificate accounts .........       2,050           0           0          923,298
Borrowings:
Securities sold under
agreements to
repurchase ...................           0           0           0          210,854
Advances from FHLB ...........      15,690           0           0          295,700

                                    5-10        10-20          20
                                   YEARS        YEARS         YEARS         TOTAL
                                ----------- -----------  ----------- -------------

                                ----------- -----------  ----------- -------------
Total interest-bearing
liabilities ..................    $166,213     $      0     $      0     $2,175,718
                                ===========  ===========   ===========  =============
Interest rate sensitivity GAP
(repricing difference) .......    $119,141     $ 25,622     $    581     $  372,653
Cumulative GAP ...............    $346,450     $372,072     $372,653
Cumulative ratio of GAP to
total assets .................       13.33%       14.31%       14.33%
                                ===========  ===========   ===========

-----------------------------------------------------------------------------

(1) Fixed rate mortgages are shown in periods which reflect normal amortization plus prepayments of 7-8% per annum, depending on coupon.

(2) Adjustable rate mortgages and debt securities available for sale-floating rate are shown in the periods in which the mortgages are scheduled for repricing.

(3) Fixed rate debt securities available for sale are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 9-15% per annum.

(4) BankAtlantic determines deposit run-off on money fund checking, savings and NOW accounts based on statistics obtained from external sources. BankAtlantic does not believe its experience differs significantly from these sources. Interest-free transaction accounts are non-interest bearing liabilities and are accordingly, excluded from the cumulative rate sensitivity gap analysis.

                                                                       WITHIN      1-3         3-5      OVER 5
                                                                       1 YEAR     YEARS       YEARS      YEARS
                                                                     --------- ---------  --------- ---------
   Savings accounts decay rates ...................................    17.00%     17.00%      16.00%     14.00%
   Insured money fund savings (excluding tiered savings) decay
rates .............................................................    79.00%     31.00%      31.00%     31.00%
   NOW and tiered savings accounts decay rates ....................    37.00%     32.00%      17.00%     17.00%
                                                                     =========  =========   =========  =========

(5) Includes FHLB stock and federal funds sold.

(6) Asset-backed securities are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 45% per annum.

(7) Tax certificates are shown in periods which reflects normal repayment equal to BankAtlantic's experience of 10% of the outstanding monthly balance.

LIQUIDITY AND CAPITAL RESOURCES

   Liquidity refers to BankAtlantic's ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

   The Company's principal source of cash flow is dividends from BankAtlantic and it is anticipated that such funds will be utilized by the Company to pay dividends on its outstanding common stock and interest on outstanding debentures. The Company also obtains funds through the exercise of stock options.

   A summary of the Company's consolidated cash flows follows (in thousands):

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                           1996          1995          1994
                                       ------------ -----------  ------------
Net cash provided (used) by:
 Operating activities ...............    $  29,159     $ 36,649     $  12,199
 Investing activities ...............     (336,615)     (65,233)     (162,055)
 Financing activities ...............      346,732       42,471       169,485
                                       ------------ -----------  ------------
Increase in cash and due from banks      $  39,276     $ 13,887     $  19,629
                                         =========   ===========   ============

   The changes in cash used or provided in operating activities are affected by the changes in operations, which are discussed elsewhere herein, and by certain other adjustments. These other adjustments include additions to operating cash flows for nonoperating charges such as depreciation and the provision for loan losses and write downs of assets. Cash flow of operating activities is also adjusted to reflect the use or the providing of cash for increases and decreases in operating assets and decreases or increases, in operating liabilities. Accordingly, the changes in cash flow of operating activities in the periods indicated above has been impacted not only by the changes in operations during the periods but also by these other adjustments.

   In August 1996, the Company announced a plan to purchase up to 1.25 million shares of the Company's common stock. As of December 31, 1996, the Company had repurchased, in the secondary market, 228,125 and 112,500 of Class A and Class B common shares, respectively, for $3.3 million. These shares were retired at the time of repurchase.

   Management believes that the company and BankAtlantic have adequate liquidity to meet their business needs and regulatory requirements.

   The Company's primary use of funds is to pay cash dividends and interest expense on $57.5 million and $21.0 million of currently outstanding 6 3/4 % and 9% Debentures, respectively. It is anticipated that funds for payment of such expenses will continue to be obtained from BankAtlantic. Additionally, the ultimate repayment by the Company of its outstanding Debentures may be dependent upon dividends from BankAtlantic, refinancing of the debt or raising additional equity capital by the Company.

   In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which exists for the purpose of issuing Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In March 1997, BBC Capital filed a registration statement with the Securities and Exchange Commission to issue up to 2.3 million shares of Preferred Securities. Holders of Preferred Securities will be entitled to receive a preferential cumulative cash distribution at a fixed annual percentage of the liquidation amount. BBC Capital's sole asset will be the Company's Junior Subordinated Debentures which will bear interest at the same rate as the Preferred Securities and has a stated maturity of 30 years from date of issuance.

   BankAtlantic's primary sources of funds have been deposits, principal repayments of loans, debt securities available for sale and tax certificates, proceeds from the sale of loans originated for sale, mortgage-backed securities, mortgage servicing rights, investment securities, proceeds from securities sold under agreements to repurchase, advances from the FHLB, operations, other borrowings, and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from the FHLB, purchases of tax certificates and payments of maturing certificates of deposit. In August 1994 the FHLB granted BankAtlantic a $300 million line of credit with a maximum term of ten years. In January 1997, the FHLB increased BankAtlantic's line of credit to $500 million. In November 1996, Merrill Lynch granted BankAtlantic a facility of up to $150.0 million for broker deposits. The facility will be exercised as an alternative source of borrowings, when and if needed. BankAtlantic also has three $5.0 million lines of credit with three federally insured banking institutions to purchase Federal Funds. At December 31, 1996, there were $6.1 million of Federal funds balances outstanding.

   Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 5% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 12.98% under these regulations at December 31, 1996. See "Regulation and Supervision--Savings Institution Regulations--Liquidity Requirements of the OTS."

   Total commitments to originate and purchase loans, asset-backed securities and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $83.7 million, $69.7 million and $83.9 million at December 31, 1996, 1995 and 1994, respectively. BankAtlantic funded its commitments out of loan repayments and, for a limited period of time, short-term borrowings. At December 31, 1996, loan commitments were approximately 4.6% of loans receivable, net.

   As more fully described under "Regulation and Supervision--Savings Institution Regulations--Capital Requirements," BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA.

DIVIDENDS

   The Company intends to pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the 9% and 6 3/4 % Debentures are or will be dependent upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. See discussion on Regulation and Supervision "Restriction on Dividends and Other Capital Distributions."

   In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results of operations and regulatory capital requirements for BankAtlantic, the Company will seek to declare regular quarterly cash dividends on its common stock. The Company declared five for four common share stock splits effected in the form of 25% stock dividends payable in Class A shares to all shareholders of both classes of common stock in February 1997 paid in March 1997, and July 1996 paid in August 1996. Due to accounting and tax considerations, the Company issued the stock dividend in shares of Class B common stock with respect to options to purchase Class B common stock previously granted under the Company's stock option plans. See discussion on "Restrictions on Dividends and Other Capital Distributions."

IMPACT OF INFLATION

   The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

   Unlike most industrial companies, virtually all of the assets and liabilities of BankAtlantic are monetary in nature. As a result, interest rates have a more significant impact on BankAtlantic's performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Rate Sensitivity."

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ------
Independent Auditors' Report    .........................................................   F-3
Consolidated Statements of Financial Condition as of December 31, 1996 and 1995  .........   F-4
Consolidated Statements of Operations for each of the years in the three year period ended
 December 31, 1996   .....................................................................   F-5
Consolidated Statements of Stockholders' Equity for each of the years in the three year
 period ended December 31, 1996  .........................................................   F-6
Consolidated Statements of Cash Flows for each of the years in the three year period ended
 December 31, 1996   .....................................................................   F-7
Notes to Consolidated Financial Statements   .............................................   F-10

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
BankAtlantic Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                        KPMG PEAT MARWICK LLP

Fort Lauderdale, Florida
January 28, 1997

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   DECEMBER 31,
                                                                          ---------------------------------
                                                                             1996             1995
                                                                          --------------   -------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and due from depository institutions   ...........................     $  102,995      $   69,867
Federal Funds sold  ...................................................          6,148               0
Investment securities, net-held to maturity, at cost which
 approximates market value   ..........................................         54,511          49,856
Loans receivable, net  ................................................      1,824,856         828,630
Debt securities available for sale (at market value)    ...............        439,345         691,803
Accrued interest receivable  ..........................................         20,755          14,553
Real estate owned, net    .............................................          4,918           6,279
Office properties and equipment, net  .................................         48,274          40,954
Federal Home Loan Bank stock, at cost which approximates
 market value    ......................................................         14,787          10,089
Mortgage servicing rights    ..........................................         25,002          20,738
Deferred tax asset, net   .............................................          3,355               0
Cost over fair value of net assets acquired    ........................         28,591          10,823
Other assets  .........................................................         31,990           7,097
                                                                            -----------     -----------
  Total assets   ......................................................     $ 2,605,527     $ 1,750,689
                                                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits   ............................................................     $ 1,832,780     $ 1,300,377
Advances from FHLB  ...................................................        295,700         201,785
Federal Funds purchased   .............................................              0           1,200
Securities sold under agreements to repurchase    .....................        190,588          66,237
Subordinated debentures and note payable    ...........................         78,500          21,001
Drafts payable   ......................................................            386             796
Deferred tax liabilities, net   .......................................              0             744
Advances by borrowers for taxes and insurance  ........................         29,659          15,684
Other liabilities   ...................................................         30,210          22,304
                                                                            -----------     -----------
  Total liabilities    ................................................      2,457,823       1,630,128
                                                                            -----------     -----------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, $25 per share preference value,
 10,000,000 shares authorized; none issued and outstanding    .........              0               0
Class A common stock, $.01 par value, authorized 30,000,000 shares;
 issued and outstanding 7,807,258 and 0 shares    .....................             78               0
Class B common stock, $.01 par value, authorized 15,000,000 shares;
 issued and outstanding 10,542,116 and 10,592,999 shares   ............            105             106
Additional paid-in capital   ..........................................         64,171          48,905
Retained earnings   ...................................................         82,602          65,817
                                                                            -----------     -----------
Total stockholders' equity before net unrealized appreciation on debt
 securities available for sale-net of deferred income taxes   .........        146,956         114,828
Net unrealized appreciation on debt securities available for sale-
 net of deferred income taxes   .......................................            748           5,733
                                                                            -----------     -----------
  Total stockholders' equity   .......................................        147,704         120,561
                                                                            -----------     -----------
  Total liabilities and stockholders' equity  ........................     $ 2,605,527     $ 1,750,689
                                                                            ===========     ===========

                           See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATION

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------------
                                                                            1996            1995           1994
                                                                          ------------   --------------   ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATE)
INTEREST INCOME:
Interest and fees on loans   ..........................................     $ 107,922        $ 72,841       $49,426
Interest on banker's acceptances  ....................................            22               0           406
Interest on mortgage-backed securities held to maturity    ............             0          37,855        30,550
Interest on debt securities available for sale    .....................        38,159           7,207         5,542
Interest and dividends on investment securities   .....................         6,528          12,174        12,625
                                                                            ---------        ---------      -------
  Total interest income   .............................................       152,631         130,077        98,549
                                                                            ---------        ---------      -------
INTEREST EXPENSE:
Interest on deposits   ................................................        55,028          46,646        31,646
Interest on advances from FHLB  .......................................         9,221           7,449         4,976
Interest on securities sold under agreements to repurchase
 and federal funds purchased    .......................................         8,764          10,815         4,809
Interest on subordinated debentures and note payable    ...............         4,018             776             0
                                                                            ---------        ---------      -------
  Total interest expense  .............................................        77,031          65,686        41,431
                                                                            ---------        ---------      -------
Net interest income    ................................................        75,600          64,391        57,118
Provision for loan losses    ..........................................         5,844           4,182         2,299
                                                                            ---------        ---------      -------
Net interest income after provision for loan losses  ..................        69,756          60,209        54,819
                                                                            ---------        ---------      -------
NON-INTEREST INCOME:
Loan servicing and other loan fees    .................................         4,216           3,524         3,365
Gains on sales of loans originated for resale  ........................           534             395           773
Unrealized and realized gains (losses) on trading account securities                0             589          (558)
Gains on sales of mortgage servicing rights    ........................         4,182           2,744           484
Gains on sales of debt securities available for sale    ...............         5,959               0             0
Gains on sales of property and equipment, net  ........................         3,061              18           272
Other   ...............................................................        15,785          12,118         9,427
                                                                            ---------        ---------      -------
  Total non-interest income  ..........................................        33,737          19,388        13,763
                                                                            ---------        ---------      -------
NON-INTEREST EXPENSE:
Employee compensation and benefits    .................................        33,216          25,403        22,382
Occupancy and equipment   .............................................        13,615          10,831         8,061
SAIF special assessment   .............................................         7,160               0             0
Federal insurance premium    ..........................................         2,495           2,750         2,673
Advertising and promotion    ..........................................         2,079           2,144         1,495
Foreclosed asset activity, net  .......................................          (725)         (3,178)       (2,290)
Amortization of cost over fair value of net assets acquired   .........         1,545           1,122             0
Other   ...............................................................        12,856          12,088         9,764
                                                                            ---------        ---------      -------
  Total non-interest expense    .......................................        72,241          51,160        42,085
                                                                            ---------        ---------      -------
Income before income taxes   ..........................................        31,252          28,437        26,497
Provision for income taxes   ..........................................        12,241          10,018         9,662
                                                                            ---------        ---------      -------
Net income    .........................................................        19,011          18,419        16,835
                                                                            ---------        ---------      -------
Dividends on non-cumulative preferred stock    ........................             0             677           880
Amount classified as dividends on non-cumulative
 preferred stock redemption (A)    ....................................             0           1,353             0
                                                                            ---------        ---------      -------
  Total dividends on non-cumulative preferred stock  ..................             0           2,030           880
                                                                            ---------        ---------      -------
Net income available for common shares   ..............................     $  19,011        $ 16,389      $ 15,955
                                                                            =========        =========      =======
Income per common and common equivalent share  ........................     $    1.01          $ 0.97(A)    $  0.97
                                                                            =========        =========      =======
Income per common equivalent share assuming full dilution  ............     $    0.93          $ 0.96(A)    $  0.97
                                                                            =========        =========      =======


(A) The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The impact of the October 1995 preferred stock redemption for the year ended December 31, 1995 was a reduction of $0.08 for primary and fully diluted earnings per share.

                          See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1996

                                                         ADDITIONAL
                                                          PAID-IN
                                                        CAPITAL
                                            PREFERRED    PREFERRED     COMMON
                                              STOCK        STOCK       STOCK
                                           ------------ ------------- ---------
BALANCE, DECEMBER 31, 1993    ............     $  3        $ 7,033       $ 65
Net income  ..............................        0              0          0
Dividends on preferred stock  ............        0              0          0
Dividends on common stock  ...............        0              0          0
Exercise of 1984 common
 stock options    ........................        0              0          0
Tax effect relating to the exercise of
 employee stock options    ...............        0              0          0
Net unrealized appreciation on debt
 securities available for sale-net of
 deferred income taxes  ..................        0              0          0
Preferred stock redemption    ............        0             (6)         0
                                               -----       -------       ----
BALANCE, DECEMBER 31, 1994    ............        3          7,027         65
Net income  ..............................        0              0          0
5 for 4 stock split June 1995    .........        0              0         16
5 for 4 stock split January 1996    ......        0              0         21
Dividends on preferred stock  ............        0              0          0
Redemption of preferred stock    .........        3         (7,027)         0
Dividends on common stock  ...............        0              0          0
Exercise of 1984 common
 stock options    ........................        0              0          2
Tax effect relating to the exercise of
 employee stock options    ...............        0              0          0
Exercise of stock warrants    ............        0              0          2
Net change in unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes  .             0              0          0
                                               -----       -------       ----
BALANCE, DECEMBER 31, 1995    ............        0              0        106
Net income  ..............................        0              0          0
Proceeds from issuance of Class A   ......
common stock, net    .....................        0              0         12
Dividends on common stock  ...............        0              0          0
Exercise of 1984 Class B
 common stock options   ..................        0              0          0
Tax effect relating to the exercise of
 employee stock options    ...............        0              0          0
Purchase and retirement of Class A
 common stock  ...........................        0              0         (1)
Purchase and retirement of Class B
 common stock  ...........................        0              0         (1)
5 for 4 stock split July 1996    .........        0              0         30
5 for 4 stock split February 1997   ......        0              0         37
Net change in unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes  .             0              0          0
                                               -----       -------       ----
BALANCE, DECEMBER 31, 1996    ............     $  0        $     0      $ 183
                                               =====       =======       ====



                                                                          NET
                                                                       UNREALIZED
                                                                      APPRECIATION
                                                                     ON SECURITIES
                                            ADDITIONAL    RETAINED     AVAILABLE
                                             PAID-IN      EARNINGS      FOR SALE       TOTAL
                                           ------------- ----------- --------------- -----------
BALANCE, DECEMBER 31, 1993    ............    $ 46,726     $ 36,825      $     0       $ 90,652
Net income  ..............................           0       16,835            0         16,835
Dividends on preferred stock  ............           0         (880)           0           (880)
Dividends on common stock  ...............           0       (1,575)           0         (1,575)
Exercise of 1984 common
 stock options    ........................         266            0            0            266
Tax effect relating to the exercise of
 employee stock options    ...............          35            0            0             35
Net unrealized appreciation on debt
 securities available for sale-net of
 deferred income taxes  ..................           0            0          193            193
Preferred stock redemption    ............           0            0            0             (6)
                                              --------     --------      -------       --------
BALANCE, DECEMBER 31, 1994    ............      47,027       51,205          193        105,520
Net income  ..............................           0       18,419            0         18,419
5 for 4 stock split June 1995    .........           0          (16)           0              0
5 for 4 stock split January 1996    ......           0          (21)           0              0
Dividends on preferred stock  ............           0         (677)           0           (677)
Redemption of preferred stock    .........           0       (1,353)           0         (8,383)
Dividends on common stock  ...............           0       (1,740)           0         (1,740)
Exercise of 1984 common
 stock options    ........................         706            0            0            708
Tax effect relating to the exercise of
 employee stock options    ...............         173            0            0            173
Exercise of stock warrants    ............         999            0            0          1,001
Net change in unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes  .                0            0        5,540          5,540
                                              --------     --------      -------       --------
BALANCE, DECEMBER 31, 1995    ............      48,905       65,817        5,733        120,561
Net income  ..............................           0       19,011            0         19,011
Proceeds from issuance of Class A   ......
common stock, net    .....................      17,992            0            0         18,004
Dividends on common stock  ...............           0       (2,159)           0         (2,159)
Exercise of 1984 Class B
 common stock options   ..................         413            0            0            413
Tax effect relating to the exercise of
 employee stock options    ...............         118            0            0            118
Purchase and retirement of Class A
 common stock  ...........................      (1,856)           0            0         (1,857)
Purchase and retirement of Class B
 common stock  ...........................      (1,401)           0            0         (1,402)
5 for 4 stock split July 1996    .........           0          (30)           0              0
5 for 4 stock split February 1997   ......           0          (37)           0              0
Net change in unrealized appreciation
 on debt securities available for
 sale-net of deferred income taxes  .                0            0       (4,985)        (4,985)
                                              --------     --------      -------       --------
BALANCE, DECEMBER 31, 1996    ............    $ 64,171     $ 82,602      $   748      $ 147,704
                                              ========     ========      =======       ========

                          See Notes to Consolidated Financial Statements.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1996           1995           1994
                                                                       ------------   ------------   -----------
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income    ......................................................     $ 19,011       $ 18,419       $ 16,835
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
Provision for loan losses    .......................................        5,844          4,182          2,299
Provision for (reversal of) losses on real estate owned    .........         (197)        (1,187)           140
FHLB stock dividends   .............................................            0              0           (110)
Depreciation  ......................................................        3,835          3,203          2,731
Amortization of mortgage servicing rights   ........................        6,849          4,362          4,960
Increase (decrease) in deferred income taxes   .....................        1,495          1,551         (1,266)
Net amortization (accretion) of securities  ........................         (257)           780          1,068
Gains on sales of real estate owned   ..............................         (575)        (2,032)        (2,105)
Net accretion of deferred loan origination fees   ..................       (1,154)        (1,095)        (1,078)
Proceeds from sales of loans originated for resale   ...............       59,942         34,548         38,941
Fundings of loans originated for resale  ...........................      (57,097)       (41,326)       (39,259)
Gains on sales of loans originated for resale  .....................         (534)          (395)          (773)
Gains on sales of office properties and equipment    ...............       (3,061)           (18)          (272)
Purchase of trading account securities, net    .....................            0              0         (9,658)
Proceeds from sales of trading account securities    ...............            0          9,524              0
Unrealized and realized (gains) losses on trading
 account securities    .............................................            0           (589)           558
Gains on sales of debt securities available for sale    ............       (5,959)             0              0
Gains on sales of mortgage servicing rights    .....................       (4,182)        (2,744)          (484)
Income (loss) from joint venture operations    .....................            0             (6)            30
Decrease (increase) in accrued interest receivable   ...............       (2,021)         1,593          2,636
Amortization of dealer reserve  ....................................        4,159          2,071            453
Amortization of cost over fair value of net assets acquired   ......        1,545          1,122              0
Net accretion of other purchase accounting adjustments  ............         (329)          (612)             0
Amortization of subordinated debentures and note
 payable deferred costs   ..........................................          222             98              0
Decrease in other assets  ..........................................          804          4,574          2,505
Increase (decrease) in drafts payable    ...........................         (410)           111            112
Increase (decrease) in other liabilities    ........................        1,150            540         (6,179)
Write down of office properties and equipment  .....................          263            120              0
Provision for (recovery from) tax certificate losses    ............         (184)          (145)           115
                                                                         --------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES   ........................       29,159         36,649         12,199
                                                                         --------       --------       --------


                                  (Continued)
                          See Notes to Consolidated Financial Statements.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                         FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                                 1996
                                                                         ---------------------
                                                                            (IN THOUSANDS)
INVESTING ACTIVITIES:
Purchase of investment securities   ....................................             (56,884)
Purchase of debt securities available for sale  ........................            (231,765)
Proceeds from redemption and maturity of investment securities    ......              52,413
Principal collected on debt securities available for sale   ............              43,236
Proceeds from sales of debt securities available for sale   ............             374,413
Residential loans purchased   ..........................................            (465,942)
Principal reduction on loans  ..........................................             548,847
Loan fundings for portfolio   ..........................................            (692,546)
Banker's acceptances funded  ..........................................                 (86)
Proceeds from maturity of banker's acceptances    .....................                 108
Mortgage-backed securities purchased   .................................                   0
Proceeds from sales of real estate owned  ..............................               4,938
Principal collected on mortgage-backed securities  .....................             131,361
Additions to dealer reserve   ..........................................              (4,203)
Additions to office properties and equipment    ........................             (10,326)
Proceeds from sales of properties and equipment    .....................               2,666
Proceeds received from joint ventures  .................................                   0
Purchases of FHLB stock net of redemptions   ...........................              (1,923)
Proceeds from maturities of interest bearing deposits with banks  ......              19,795
Proceeds from sales of mortgage servicing rights   .....................              15,586
Mortgage servicing rights purchased and originated    ..................             (27,992)
Bank acquisitions, net of cash acquired   ..............................             (38,311)
                                                                                   ----
NET CASH USED BY INVESTING ACTIVITIES  .................................            (336,615)
                                                                                   ----
FINANCING ACTIVITIES:
Net increase (decrease) in deposits    .................................              15,905
Interest credited to deposits    .......................................              47,433
Proceeds from FHLB advances   ..........................................             577,643
Repayments of FHLB advances   ..........................................            (488,755)
Net increase (decrease) in federal funds purchased    ..................              (1,200)
Proceeds from note payable    ..........................................                   0
Repayment of note payable  .............................................                  (1)
Net increase (decrease) in securities sold under
 agreements to repurchase  .............................................             122,329
Proceeds from the issuance of subordinated debentures    ...............              57,500
Deferred costs on subordinated debentures    ...........................              (2,356)
Preferred stock redemption    ..........................................                   0
Payment to acquire and retire common stock   ...........................              (3,259)
Issuance of common stock , net   .......................................              18,417
Receipts (payments) of advances by borrowers for
 taxes and insurance, net  .............................................               5,235
Preferred stock dividends paid   .......................................                   0
Common stock dividends paid   ..........................................              (2,159)
                                                                                   ----
NET CASH PROVIDED BY FINANCING ACTIVITIES    ...........................             346,732
Increase in cash and cash equivalents  .................................              39,276
                                                                                   ----
Cash and cash equivalents at the beginning of period  ..................              69,867
                                                                                   ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD   ...........................           $ 109,143
                                                                                   ====



                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                                 1995                   1994
                                                                         --------------------- -----------------------
                                                                                        (IN THOUSANDS)
INVESTING ACTIVITIES:
Purchase of investment securities   ....................................             (70,872)               (240,726)
Purchase of debt securities available for sale  ........................                   0                       0
Proceeds from redemption and maturity of investment securities    ......             140,837                 135,978
Principal collected on debt securities available for sale   ............              11,989                  29,312
Proceeds from sales of debt securities available for sale   ............                 852                       0
Residential loans purchased   ..........................................              (9,930)                 (3,989)
Principal reduction on loans  ..........................................             444,867                 270,986
Loan fundings for portfolio   ..........................................            (597,274)               (328,849)
Banker's acceptances funded  ..........................................                   0                       0
Proceeds from maturity of banker's acceptances    .....................                   0                 109,931
Mortgage-backed securities purchased   .................................             (75,262)               (268,776)
Proceeds from sales of real estate owned  ..............................               5,373                   5,660
Principal collected on mortgage-backed securities  .....................             110,084                 136,863
Additions to dealer reserve   ..........................................              (3,684)                      0
Additions to office properties and equipment    ........................              (5,535)                 (3,861)
Proceeds from sales of properties and equipment    .....................                  18                     643
Proceeds received from joint ventures  .................................               1,239                       0
Purchases of FHLB stock net of redemptions   ...........................              (1,249)                      0
Proceeds from maturities of interest bearing deposits with banks  ......                   0                       0
Proceeds from sales of mortgage servicing rights   .....................               8,340                   2,920
Mortgage servicing rights purchased and originated    ..................             (10,112)                 (8,147)
Bank acquisitions, net of cash acquired   ..............................             (14,914)                      0
                                                                                   ----                   ----
NET CASH USED BY INVESTING ACTIVITIES  .................................             (65,233)               (162,055)
                                                                                   ----                   ----
FINANCING ACTIVITIES:
Net increase (decrease) in deposits    .................................              51,093                 (20,814)
Interest credited to deposits    .......................................              43,447                  30,236
Proceeds from FHLB advances   ..........................................             641,785                 516,400
Repayments of FHLB advances   ..........................................            (602,050)               (482,650)
Net increase (decrease) in federal funds purchased    ..................               1,200                       0
Proceeds from note payable    ..........................................               4,000                       0
Repayment of note payable  .............................................              (3,999)                      0
Net increase (decrease) in securities sold under
 agreements to repurchase  .............................................            (104,207)                128,694
Proceeds from the issuance of subordinated debentures    ...............              21,000                       0
Deferred costs on subordinated debentures    ...........................              (1,052)                      0
Preferred stock redemption    ..........................................              (8,383)                     (6)
Payment to acquire and retire common stock   ...........................                   0                       0
Issuance of common stock , net   .......................................               1,709                     266
Receipts (payments) of advances by borrowers for
 taxes and insurance, net  .............................................                 277                    (584)
Preferred stock dividends paid   .......................................                (677)                   (880)
Common stock dividends paid   ..........................................              (1,672)                 (1,177)
                                                                                   ----                   ----
NET CASH PROVIDED BY FINANCING ACTIVITIES    ...........................              42,471                 169,485
Increase in cash and cash equivalents  .................................              13,887                  19,629
                                                                                   ----                   ----
Cash and cash equivalents at the beginning of period  ..................              55,980                  36,351
                                                                                   ----                   ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD   ...........................           $  69,867              $   55,980
                                                                                   ====                   ====


                                  (Continued)
                           See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                 1996          1995         1994
                                                                               -----------   -----------   ----------
                                                                                           (IN THOUSANDS)
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Interest paid   ............................................................     $ 71,656     $ 65,708     $ 40,334
Income taxes paid  .........................................................        8,600        9,320       10,435
Income taxes refunded    ...................................................            0           88            0
Loans transferred to real estate owned  ....................................        1,788        1,029        1,282
Loans charged-off  .........................................................        7,718        5,433        5,968
Real estate owned charged-off  .............................................          803          213           40
Tax certificates charged-off (recoveries), net   ...........................           (2)       1,192          100
Book value of debt securities transferred to available for sale    .........            0      638,818            0
Increase in equity for the tax effect related to the
 exercise of employee stock options  .......................................          118          173           35
Common stock cash dividends declared and paid in
 subsequent period    ......................................................          551          467          398
Net change in unrealized appreciation on debt securities
 available for sale   ......................................................       (8,115)       9,019          314
Change in deferred taxes on net unrealized appreciation on debt securities
 available for sale   ......................................................       (3,130)       3,479          121
Change in stockholders' equity from net unrealized
 appreciation on debt securities available for sale, less related
 deferred income taxes   ...................................................       (4,985)       5,540          193
Proceeds receivable from sales of mortgage servicing rights  ...............        9,522            0            0
Proceeds receivable from sales of properties leased to others   ............        5,401            0            0

                           See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION - On July 13, 1994, BankAtlantic, A Federal Savings Bank ("BankAtlantic") consummated its reorganization
(the "Reorganization") into a holding company structure and BankAtlantic Bancorp., Inc. (the "Company") acquired all the capital stock of BankAtlantic thereby becoming a unitary savings bank holding company. The Reorganization resulted in the shareholders of BankAtlantic becoming shareholders of the Company on the same proportionate basis as their ownership in BankAtlantic and BankAtlantic becoming a wholly-owned subsidiary of the Company. This Reorganization has been accounted for in a manner similar to a pooling of interests, and has been given retroactive effect in the accompanying consolidated financial statements. At the time of, and as a result of the Reorganization, BFC Financial Corporation ("BFC") owned approximately
48.17% of the common stock of the Company. The accounts of BFC are not included in the consolidated financial statements of the Company. The Company's primary asset is the capital stock of BankAtlantic and its principal activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. These subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1996 BFC owned 46% of the Company's voting common stock.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans and the evaluation of the value of mortgage servicing rights. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties when it is deemed prudent.

     Certain amounts for prior years have been reclassified to conform with statement presentations for 1996.

     CASH EQUIVALENTS - Cash and due from depository institutions include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES - Investments in debt securities which BankAtlantic has a positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for discounts and premiums which are accreted or amortized to estimated maturity under the interest method. A security cannot be classified as held to maturity if it might be sold in response to changes in market interest rates, related changes in the security's prepayment risk, liquidity needs, changes in the availability of and the yield on alternative investments, and changes in funding sources and terms. Losses relating to permanent impairment of securities are reflected in the statement of operations.

     Debt and equity securities and options related thereto, purchased or sold for the purpose of a short-term profit are classified as "trading account securities" and are recorded at fair value. Unrealized gains and losses in trading account securities are reflected in operations.

     Debt and equity securities not classified as held to maturity or trading account securities are classified as "available for sale". Debt and equity securities available for sale are carried at fair value,

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

with the related unrealized appreciation or depreciation, net of deferred income taxes, reported as a separate component of stockholders' equity.

     On November 15, 1995, the FASB issued Special Report No. 155-B, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (the "Special Report"). Pursuant to the Special
Report, BankAtlantic was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. BankAtlantic undertook such a reassessment and, effective December 15, 1995, all mortgage-backed and investment securities, excluding tax certificates then classified as held-to-maturity were reclassified as available for sale.

     TAX CERTIFICATES - Tax certificates are carried at cost. All tax certificates are classified as held to maturity because management has the positive intent and ability to hold such certificates to maturity. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 48 months delinquent and a deed has aged 48 months from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

     Allowance for tax certificate losses represents the amount which management believes is sufficient to provide for future losses. In establishing its allowance for tax certificates, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values.

     CONSTRUCTION AND DEVELOPMENT LENDING - BankAtlantic's construction and development lending generally requires an equity investment in the form of contributed assets or direct cash investment from the borrower. Other than advances to joint ventures, BankAtlantic has no loans which provide for a participation in profits at December 31, 1996, 1995 and 1994. Accordingly, construction and development lending arrangements have been classified and accounted for as loans.

     NON-ACCRUAL LOANS, IMPAIRED LOANS AND REAL ESTATE OWNED - Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status at the earlier of, management becoming aware that the borrower has entered bankruptcy proceedings and the loan is delinquent, or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. A nonaccrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. BankAtlantic adopted prospectively Statement of Financial Accounting Standards No. 114,
"Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("FAS
114"), effective January 1, 1995. There was no impact to the consolidated statement of financial condition or the consolidated statement of operations upon implementation. FAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Management considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankAtlantic will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans collectively reviewed by BankAtlantic for impairment include residential and consumer loans and performing commercial real estate and business loans under $500,000, excluding loans which are

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

individually reviewed based on specific criteria, such as delinquency and condition of collateral property. BankAtlantic's impaired loans within the scope of FAS 114 include nonaccrual commercial loans, restructured loans, and performing commercial loans less than 90 days delinquent, where management does not expect the loans to be repaid in accordance with their contractual terms but which are expected to be collected in full. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

     ALLOWANCE FOR LOAN LOSSES - BankAtlantic, beginning on January 1, 1995, based the measurement of loan impairment on the fair value of the loan's collateral in accordance with FAS 114. Non-collateral dependent loan impairment is based on the present value of the estimated future cash flows. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adjustments to impairment losses resulting from changes in the fair value of an impaired loan's collateral or projected cash flows are included in the provision for loan losses. Upon disposition of an impaired loan, any related valuation allowance is relieved from the allowance for loan losses.

     The allowance for loan losses is maintained by additions charged to operations as a provision for loan losses and by loan recoveries, with charge-offs reducing the allowance. BankAtlantic's process for evaluating the adequacy of the allowance for loan losses has three basic elements: first, the identification of impaired loans; second, the establishment of appropriate loan loss allowances once individual specific impaired loans are identified; and third, a methodology for estimating loan losses based on the inherent risk in the remainder of the loan portfolio.

     The identification of impaired loans is achieved mainly through individual review of all commercial real estate and business loans over $500,000. Loss allowances are established for specifically identified impaired loans based on the fair value of the underlying collateral, and for non collateral dependent loans, the present value of the estimated future cash flows.

     The methodology for estimating losses inherent for non impaired loans also includes estimates based upon consideration of actual loss experience for loans during the past several years by loan type, condition of collateral and projected economic conditions and other trends. Based upon this process, consideration of the current economic environment and other factors, management determines what it considers to be an appropriate allowance for loan losses. Although BankAtlantic believes it has a sound basis for this estimation, actual charge-offs incurred in the future are highly dependent upon future events, including the economics of the areas in which BankAtlantic lends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     REAL ESTATE OWNED ("REO") - is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. Costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

     Profit or loss on real estate sold is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate. Any estimated loss is recognized in the period in which it becomes apparent.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)


     IMPAIRMENT - In 1995, the FASB issued Statement of Financial Accounting Standard SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 121 requires that long-lived assets, assets to be disposed of, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. FAS 121 was effective for the year beginning January 1, 1996. There was no significant impact upon adoption.

     OFFICE PROPERTIES AND EQUIPMENT - Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 50 years for buildings and 10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

     Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

     LOANS ORIGINATED FOR RESALE - Residential first mortgage loans originated for resale are reported at the lower of cost or estimated fair value. Loan origination fees and related direct loan origination costs for these loans are deferred until the related loan is sold. Generally these loans are committed for sale prior to origination; however, in 1994, 1995 and 1996, a portion of these loans had not been committed for sale, and were or will be held for no longer than 12 months.

     LOAN ORIGINATION AND COMMITMENT FEES, PREMIUMS AND DISCOUNTS ON LOANS AND MORTGAGE BANKING ACTIVITIES - Origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the loan life using the level yield method. Amortization of deferred fees is discontinued when the related loan is placed on non-accrual status. Commitment fees related to expired commitments are recognized as income when the commitment expires.

     Unearned discounts on installment, second mortgage and home improvement loans are amortized to income using the level yield method over the terms of the related loans. Unearned discounts on purchased loans are amortized to income using the effective interest method over the estimated life of the loans.

     LOAN SERVICING FEES - BankAtlantic services mortgage loans for investors. These mortgage loans serviced are not included in the accompanying consolidated statements of financial condition. Loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are recognized as income when related loan payments from mortgagors are collected. Loan servicing costs are charged to expense as incurred. In May 1995 the FASB issued Statement of Financial Accounting Standard No. 122 ("FAS 122") which eliminated the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

acquired through purchase transactions. FAS 122 requires an entity to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. FAS 122 requires the periodic evaluation of capitalized mortgage servicing rights for impairment based on fair value. On January 1, 1996, this statement was implemented prospectively. The amortization of mortgage servicing rights ("MSR") are on an individual loan basis. Both purchased and originated MSR are amortized to expense using the level yield method over the estimated life of the loan and continually adjusted for prepayments. For the purpose of evaluating and measuring impairment of MSR, BankAtlantic stratifies those rights based on the predominant risk characteristics of the underlying loans. Those characteristics include loan type, note rate and term. Upon implementation of FAS 122, no additional valuation allowance was required and the impact of adoption related to MSR on originated loans was not material. Adjustments to the valuation allowance are reflected in operations.

     DEALER RESERVES, NET - The dealer reserve receivable represents the portion of interest rates passed through to dealers on indirect consumer loans. BankAtlantic funds 100% of the dealer reserves at the inception of the loan. Dealer reserves are amortized over the contractual life of the related loans, adjusted for actual prepayments and losses, using the interest method and classified as an adjustment to interest income except for the Subject Portfolio discussed further in Note 15 herein. Dealer reserves are stated net of accumulated amortization, allowances, and any unfunded amounts due to the dealer.

     COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS - Cost over fair value of assets acquired is being amortized on a straight-line basis over its estimated useful life of 10-15 years. A non-competition agreement is being amortized on a straight-line basis over its useful life of approximately three years. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an on-going basis based on the facts and circumstances related to the net assets acquired and in accordance with FAS 121.

     INCOME TAXES - BankAtlantic and its subsidiaries file consolidated federal and state income tax returns. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be utilized.

     PREFERRED STOCK - All three Series of preferred stock had a preference value of $25.00 per share and the shares issued were redeemable by BankAtlantic at $25.00 per share. On July 13, 1994, pursuant to the Reorganization, 260 shares of BankAtlantic's Series C preferred stock held by dissenting shareholders were canceled in connection with the holders' exercise of statutory appraisal rights. In October 1995, all preferred stock was redeemed. For purposes of calculating income per common share, the excess of the redemption price above the recorded amount is considered a preferred stock dividend.

     INCOME PER COMMON SHARE - In calculating income per common and common equivalent share ("primary income per share") preferred stock dividends are deducted from net income and the resulting amount is divided by the weighted average number of common and common equivalents shares

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

outstanding, when dilutive. Common stock equivalents consist of common stock warrants and options. On July 3, 1996, the Company closed a public offering of $57.5 million of 63/4% convertible subordinated debentures ("63/4%
Debentures"). The 63/4% Debentures are not common stock equivalents and therefore, will not affect net income per common and common equivalent share. However, convertible securities, if dilutive, are considered in net income per common and common equivalent share assuming full dilution. Fully diluted income per common share will assume the hypothetical conversion of the 63/4% Debentures by excluding the interest charges of the 63/4% Debentures from fully diluted net income and by increasing the weighted average number of common and common equivalent shares outstanding assuming full dilution. In July 1995, January 1996, July 1996 and February 1997, the Board of Directors declared five for four stock splits effected in the form of 25% stock dividends issued in August 1995 and February 1996, July 1996 and March 1997, respectively. Where appropriate, amounts throughout this report have been adjusted to reflect the stock splits.

     Common stock equivalents are not reflected in income per share until the market price of the common stock obtainable has been in excess of the exercise price for substantially all of three consecutive months, ending with the last month of the period.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                               1996            1995            1994
                                                            -------------   -------------   ------------
 Weighted average number of common and common
 equivalent shares outstanding   ........................    18,896,691      16,922,816      16,390,677
 Weighted average number of common and common
 equivalent shares outstanding assuming full dilution  .     21,833,015      17,084,563      16,438,264

     On October 23, 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees and is applicable to both public and non-public entities. Entities are allowed (1) to continue to use the Accounting Principles Board Opinion No. 25 method ("APB 25") relating to stock-based compensation for employees, or (2) to adopt the FAS 123 fair value based method. Once the method is adopted, an entity cannot change and the method selected applies to all of an entity's compensation plans and transactions. The Company has elected to continue to account for stock-based compensation for employees under APB 25. See Note 10.

2. Debt Securities Available-for-Sale and Held-to-Maturity

     EFFECTIVE DECEMBER 15, 1995, ALL MORTGAGE-BACKED AND INVESTMENT SECURITIES, EXCLUDING TAX certificates then classified as held-to-maturity were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $638.8 million and an estimated fair value of $644.1 million resulting in a net increase to stockholders' equity for the net unrealized appreciation of $3.3 million after deducting applicable income taxes of $1.2 million.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
2. DEBT SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY-(CONTINUED)


     The following is a summary of debt securities available-for-sale and held-to-maturity (in thousands):

                                                                                AVAILABLE FOR SALE
                                                          ------------------------------------------------------------------
                                                                            GROSS             GROSS
                                                          AMORTIZED       UNREALIZED        UNREALIZED       ESTIMATED
DECEMBER 31, 1996                                           COST         APPRECIATION      DEPRECIATION      FAIR VALUE
-------------------------------------------------------   ------------   ---------------   ---------------   ------------
MORTGAGE-BACKED SECURITIES (1) :
FNMA mortgage backed securities   .....................     $ 95,180         $  822            $  172          $ 95,830
FHLMC mortgage backed securities  .....................      191,462            443               708           191,197
FNMA real estate mortgage investment conduits    ......        5,201            352                 2             5,551
FHLMC real estate mortgage investment conduits   ......        2,046            139                23             2,162
                                                            ---------        -------           -------         ---------
 Total mortgage-backed securities    ..................      293,889          1,756               905           294,740
                                                            ---------        -------           -------         ---------
INVESTMENT SECURITIES:
FHLB Bonds   ..........................................       15,406            150                34            15,522
FHLMC Bond   ..........................................        1,843            102                 0             1,945
FNMA Bond    ..........................................        6,762             57                 0             6,819
Asset-backed securities  ..............................       28,943             89                65            28,967
U.S. Treasury Notes   .................................       91,284             83                15            91,352
                                                            ---------        -------           -------         ---------
 Total investment securities   ........................      144,238            481               114           144,605
                                                            ---------        -------           -------         ---------
  Total   .............................................     $ 438,127        $ 2,237           $ 1,019         $ 439,345
                                                            =========        =======           =======         =========


                                                                                AVAILABLE FOR SALE
                                                          ------------------------------------------------------------------
                                                                            GROSS             GROSS
                                                          AMORTIZED       UNREALIZED        UNREALIZED       ESTIMATED
DECEMBER 31, 1995                                           COST         APPRECIATION      DEPRECIATION      FAIR VALUE
-------------------------------------------------------   ------------   ---------------   ---------------   ------------
MORTGAGE-BACKED SECURITIES (2):
FNMA mortgage backed securities   .....................    $ 120,584         $ 1,959           $  123          $122,420
FHLMC mortgage backed securities  .....................      455,962           7,118              874           462,206
FNMA real estate mortgage investment conduits    ......        9,643             521               30            10,134
FHLMC real estate mortgage investment conduits   ......        2,767             224                0             2,991
                                                           ----------        --------          -------         ---------
 Total mortgage-backed securities    ..................      588,956           9,822            1,027           597,751
                                                           ----------        --------          -------         ---------
INVESTMENT SECURITIES:
FHLB Bonds   ..........................................       16,114             316               87            16,343
FHLMC Bond   ..........................................        1,803             171                0             1,974
FNMA Bond    ..........................................        2,790              94                0             2,884
Asset-backed securities  ..............................       68,907             224              192            68,939
Corporate bonds    ....................................        3,457               0                9             3,448
Other  ................................................          442              22                0               464
                                                           ----------        --------          -------         ---------
 Total investment securities   ........................       93,513             827              288            94,052
                                                           ----------        --------          -------         ---------
  Total   .............................................    $ 682,469         $ 10,649          $ 1,315         $ 691,803
                                                           ==========        ========          =======         =========

----------------
(1) Pledged as collateral were $4.1 million, $5.9 million, $214.2 million and $18.7 million for commercial letters of credit, treasury tax and loan, repurchase agreements and public funds, respectively.

(2) Pledged as collateral was $8.4 million, $9.9 million, $105.6 million, $71.6 million and $11.6 million for commercial letters of credit, treasury tax and loan, FHLB advances, repurchase agreements, and public funds, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
2. DEBT SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY-(CONTINUED)


     Included in the December 31, 1996 and 1995 tables are approximately $14.7 million and $17.0 million of government agency bonds and real estate mortgage conduits (at market) which were acquired during the MegaBank acquisition, and are adjustable rate securities tied to various short term and long term indices.


     The maturities of mortgage-backed and investment securities available for sale were (in thousands):

                                                           DECEMBER 31, 1996
                                                       -----------------------------
                                                                        FAIR
                                                       AMORTIZED      ESTIMATED
                                                         COST          VALUE
                                                       ------------   -----------
 Due within one year  ..............................     $ 69,568      $ 69,683
 Due after one year, but within five years    ......      351,888       351,840
 Due after five years, but within ten years   ......        5,613         5,871
 Due after ten years  ..............................       11,058        11,951
                                                         ---------     ---------
   Total  ..........................................     $ 438,127     $ 439,345
                                                         =========     =========


                                                              HELD TO MATURITY
                                       -----------------------------------------------------------------
                                                          GROSS             GROSS          ESTIMATED
                                        AMORTIZED      UNREALIZED        UNREALIZED         FAIR
 DECEMBER 31, 1996                        COST         APPRECIATION      DEPRECIATION       VALUE
------------------------------------   ------------   ---------------   ---------------   -----------
                                                               (IN THOUSANDS)
 Tax certificates-net of allowance
 of $1,466 (1) .....................    $ 54,511               $ 0               $ 0       $54,511
                                       =========              ====              ====      ========
 DECEMBER 31, 1995
-----------------------------------
 Tax certificates-net of allowance
 of $1,648 (1) .....................     $49,856               $ 0               $ 0       $49,856
                                        ========              ====              ====      ========

 ----------------
   (1) Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market. The maturities of tax certificates held to maturity were (in thousands):

                                                       DECEMBER 31, 1996
                                                   -----------------------------
                                                     BOOK        ESTIMATED
                                                    VALUE        FAIR VALUE
                                                   -----------   ------------
 Due in one year or less   .....................    $ 41,656       $ 41,656
 Due after one year through five years    ......      12,855         12,855
 Due after five years through ten years   ......           0              0
                                                    ---------      ---------
   Total    ....................................    $ 54,511       $ 54,511
                                                    =========      =========


     In Florida, tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayment occurs over a two year period. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates related to

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
2. DEBT SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY-(CONTINUED)

the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable. See Note 5 for activity in the allowance for tax certificate losses.

     During the year ended December 31, 1994, there were no sales of debt securities. During the year ended December 31, 1995, $253,000 of Federal Reserve stock and $599,000 of GNMA mortgage-backed securities classified as available for sale were sold. During the year ended December 31, 1996, BankAtlantic sold $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities, $5.9 million of seven year balloon mortgage-backed securities and $205.5 million of treasury notes for gains of $6.0 million

     During the third quarter of 1993, BankAtlantic established an investment policy to increase fee income by selling uncovered European put options on five-year treasury notes with notional principal not to exceed $10.0 million. During the three months ended March 31, 1994, BankAtlantic sold two $5.0 million U.S. Treasury European put options with expiration dates of April 27,1994 and May 31, 1994, respectively. BankAtlantic acquired the two five-year treasury notes on the respective option expiration dates for $9.7 million and recorded the notes in the trading category. At December 31, 1994, the mark-to-market allowance for these treasury notes was $558,000. On May 11, 1995, in order to lock-in the market values on the above treasury notes, BankAtlantic purchased two 90 day U.S. Treasury European put options with the proceeds from the sale of two 90 day U.S. Treasury European call options. The put options and call options had $5.0 million notional principal each and expired on August 7, 1995. The unrealized gain/loss is included in the consolidated statement of operations under net "trading account securities" and amounted to an unrealized loss of $558,000 for the year ended December 31, 1994, with the 1994 option proceeds reducing the call on the treasury notes. A net realized gain of $589,000 was recognized inclusive of the 1995 options for the year ended December 31, 1995 on the sale of the trading account securities upon exercise of the call option.

     During the years ended December 31, 1996 and 1995, BankAtlantic invested in repurchase agreements. The ending balances at December 31, 1996 and 1995 were zero. The maximum amount of repurchase agreements outstanding at any month end was zero and $20.0 million for 1996 and 1995, respectively, and the average amount invested was $1.9 million and $771,000 for 1996 and 1995, respectively. The average yield on repurchase agreements for the years ended December 31, 1996 and 1995 was 5.47% and 5.82%, respectively. The underlying securities were in the possession of BankAtlantic. During the years ended December 31, 1996 and 1995 BankAtlantic sold Federal Funds. The outstanding balances at December 31, 1996 and 1995, of Federal Funds sold was zero. The maximum amount of Federal Funds sold outstanding at any month end and the average amount invested for the period were $16.0 million and $11.0 million and $2.7 million and $2.6 million, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


3. Loans Receivable-Net

     LOANS RECEIVABLE NET ARE SUMMARIZED BELOW:

                                                                      DECEMBER 31,
                                                                ----------------------------
                                                                  1996          1995
                                                                ------------   ----------
                                                                     (IN THOUSANDS)
 Real estate loans:
  Residential   .............................................    $ 867,081     $157,361
  Residential held for sale (market value of $16,535 and
 $17,254) ...................................................       16,207       17,122
  Construction and development    ...........................      301,813      122,371
  FHA and VA insured  .......................................        4,013        5,183
  Commercial    .............................................      427,235      350,256
 Other loans:
  Second mortgages-direct   .................................       86,234       63,052
  Second mortgages-indirect    ..............................        9,894       25,621
  Commercial business    ....................................       78,177       64,194
  Banker's acceptances  ....................................          207            0
  Deposit overdrafts  .......................................        2,434          832
  Consumer loans-other direct  ..............................       74,072       36,670
  Consumer loans-other indirect   ...........................      172,056       96,042
                                                                 ---------     ---------
   Total gross loans  .......................................    2,039,423      938,704
                                                                 ---------     ---------
 Adjustments:
  Undisbursed portion of loans in process  ..................      190,874       89,896
  Unearned premiums   .......................................       (2,762)           0
  Unearned discounts on commercial real estate loans   ......          705          793
  Unearned discounts on consumer loans  .....................            0          385
  Allowance for loan losses    ..............................       25,750       19,000
                                                                 ---------     ---------
   Loan receivable-net   ....................................   $1,824,856     $828,630
                                                                 =========     =========

     BankAtlantic is subject to economic conditions which could adversely affect both the performance of the borrower or the collateral securing the loan. At December 31, 1996, 67% of total aggregate outstanding loans were to borrowers in Florida, 9% of total loans were to borrowers in the Northeastern United States 7% of the total loans were to borrowers in California, and 17% were to borrowers located elsewhere. Additionally, deferred loan fees netted against loan balances were $1.5 million and $1.8 million at December 31, 1996 and 1995, respectively. Commitments to sell residential mortgage loans were $7.3 million and $5.7 million at December 31, 1996 and 1995, respectively. Variable rate commitments to sell residential mortgage loans were $153,000 and $122,000, whereas, fixed rate commitments to sell residential mortgage loans were $7.1 million and $5.6 million at December 31, 1996 and 1995, respectively. Such residential mortgage loan sales related to loans originated for sale. Included in other assets was $9.1 million and $4.4 million of prepaid dealer reserves at December 31, 1996 and 1995, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
3. LOANS RECEIVABLE-NET-(CONTINUED)


     Activity in the allowance for loan losses was (in thousands):

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                      1996              1995           1994 (1)
                                                                  ----------------   --------------   -------------
 Balance, beginning of period    ..............................      $   19,000         $ 16,250         $ 17,000
 Charge-offs:
  Commercial business loans   .................................          (1,048)            (382)          (1,647)
  Commercial real estate loans   ..............................            (266)            (222)            (220)
  Consumer loans  .............................................          (6,337)          (4,566)          (3,829)
  Residential real estate loans  ..............................             (67)            (263)            (272)
                                                                     ----------         --------         --------
                                                                         (7,718)          (5,433)          (5,968)
                                                                     ----------         --------         --------
 Recoveries:
  Commercial business loans   .................................             518              738              565
  Commercial real estate loans   ..............................              47              102               18
  Consumer loans  .............................................           1,659            1,219            2,336
                                                                     ----------         --------         --------
 Net charge-offs  .............................................          (5,494)          (3,374)          (3,049)
 Additions charged to operations    ...........................           5,844            4,182            2,299
 Allowance for loan losses acquired    ........................           6,400            1,942                0
                                                                     ----------         --------         --------
 Balance, end of period    ....................................      $   25,750         $ 19,000         $ 16,250
                                                                     ==========         ========         ========
 Average outstanding loans during the period    ...............     $ 1,177,325        $ 750,058        $ 520,913
                                                                     ==========         ========         ========
 Average outstanding banker's acceptances
 during the period   ..........................................      $      329         $      0         $ 12,366
                                                                     ==========         ========         ========
 Ratio of net charge-offs to average outstanding loans   ......            0.47    %        0.45    %        0.59    %
                                                                  ==============     ============     ===========
 Ratio of net charge-offs to average outstanding
 loans including banker's acceptances    .....................            0.47    %        0.45    %        0.57    %
                                                                  ==============     ============     ===========

 ----------------
   (1) Included in installment loan recoveries for the year ended December 31, 1994 is approximately $1.2 million received from BankAtlantic's fidelity bond carrier (see Note 15). The ratio of net charge-offs to average outstanding loans, excluding this recovery, would have been 0.81% for the year ended December 31, 1994.

     Aggregate loans to and repayments of loans by directors, executive officers, principal stockholders and other related interests for the years ended December 31, 1996 and 1995, were (in thousands):

 BALANCE AT                                      BALANCE AT                                      BALANCE AT
 DECEMBER 31,                                    DECEMBER 31,                                    DECEMBER 31,
    1994           ADDITIONS      DELETIONS         1995           ADDITIONS      DELETIONS         1996
---------------   ------------   ------------   ---------------   ------------   ------------   --------------
    $992                 15             70               937             24            594            $ 367
   =====                ===            ===              ====            ===           ====           ======

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
3. LOANS RECEIVABLE-NET-(CONTINUED)


     Accrued interest receivable consisted of (in thousands):

                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1996         1995
                                                   -----------   ----------
 Loans receivable    ...........................    $ 13,713      $ 5,970
 Investment securities held to maturity   ......       3,705        3,407
 Debt securities available for sale    .........       3,337        5,176
                                                    ---------     --------
                                                    $ 20,755      $ 14,553
                                                    =========     ========

4. Mortgage Servicing Rights

     AT DECEMBER 31, 1996, 1995 AND 1994, BANKATLANTIC SERVICED LOANS FOR THE BENEFIT OF OTHERS amounting to approximately $2.7 billion, $1.8 billion and $1.9 billion, respectively. At December 31, 1996 and 1995, other liabilities includes approximately $7.7 million and $7.9 million, respectively, of loan payments due to others. Activity in mortgage servicing rights was (in thousands):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                               1996           1995         1994
                                             ------------   -----------   ----------
 Balance, beginning of period    .........     $ 20,738       $ 20,584      $ 19,833
 Mortgage servicing rights acquired
 in BNA acquisition  .....................        4,047              0             0
 Servicing rights originated  ............          311              0             0
 Servicing rights purchased   ............       27,681         10,112         8,147
 Servicing rights sold  ..................      (20,926)        (5,596)       (2,436)
 Amortization of servicing rights   ......       (6,849)        (4,362)       (4,960)
                                               --------       --------      --------
 Balance, end of period    ...............     $ 25,002       $ 20,738      $ 20,584
                                               ========       ========      ========

     The fair value of the MSR at December 31, 1996 was estimated at $31.6 million. Upon implementation of FAS 122 on January 1, 1996, no additional valuation allowance was required and during the year ended December 31, 1996, and there was no activity in the valuation allowance. The fair value was calculated using market prepayment assumptions and discount rates.

5. Non-Performing Assets and Restructured Loans

     RISK ELEMENTS CONSIST OF NON-ACCRUAL LOANS, NON-ACCRUAL TAX CERTIFICATES, RESTRUCTURED LOANS, PAST-DUE loans, REO, repossessed assets, and other loans which management has doubts about the borrower's ability to comply with the contractual repayment terms. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed. Restructured loans are where the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. BankAtlantic did not have any commitments outstanding to lend additional funds on restructured loans at December 31, 1996 and 1995. Past-due loans are accruing loans that are contractually past due 90 days or more as to interest or principal payments.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
5. NON-PERFORMING ASSETS AND RESTRUCTURED LOANS-(CONTINUED)


     Risk elements were (in thousands):

                                                                          DECEMBER 31,
                                                             -----------------------------------------
                                                               1996          1995         1994
                                                             -----------   -----------   ----------
 Non-accrual-tax certificates  ...........................     $ 1,835       $ 2,044      $ 3,578
 Non-accrual-loans    ....................................      12,424        11,174       11,313
 Loans contractually past due 90 days or more (1)   ......       2,961         1,536          736
 Real estate owned, net of allowance    ..................       4,918         6,279        7,238
 Other repossessed assets   ..............................       1,992           461          350
                                                               --------      --------     --------
   Total non-performing  .................................      24,130        21,494       23,215
 Restructured   ..........................................       3,718         2,533        1,648
                                                               --------      --------     --------
   Total risk elements   .................................     $ 27,848      $ 24,027     $ 24,863
                                                               ========      ========     ========
 Allowance for tax certificate losses   ..................     $ 1,466       $ 1,648      $ 2,985
                                                               ========      ========     ========
 Allowance for loan losses  ..............................     $ 25,750      $ 19,000     $ 16,250
                                                               ========      ========     ========

 ----------------
   (1) The majority of these loans have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

     The following summarizes impaired loans at:

                                               DECEMBER 31, 1996              DECEMBER 31, 1995
                                         ------------------------------- -------------------------------
                                          RECORDED        SPECIFIC        RECORDED       SPECIFIC
                                         INVESTMENT      ALLOWANCES      INVESTMENT      ALLOWANCES
                                         -------------   -------------   -------------   ------------
 IMPAIRED LOANS:
 Nonaccrual loans:
  With specific allowances   .........      $ 1,047          $ 350          $ 1,962         $  800
  Without specific allowances   ......       11,727              0           10,012              0
                                            --------         ------         --------        -------
                                             12,774            350           11,974            800
                                            --------         ------         --------        -------
 Restructured loans:
  Without specific allowances   ......      $ 3,718          $   0          $ 2,533         $    0
                                            --------         ------         --------        -------
 Other impaired loans:
  Other impaired commercial loans
 with specific allowances (1)   ......      $   977          $ 514          $ 1,340         $  577
  Other impaired commercial loans
 without specific allowances    ......        2,961              0            1,536              0
                                            --------         ------         --------        -------
   Total   ...........................      $ 20,430         $ 864          $ 17,383        $ 1,377
                                            ========         ======         ========        =======

 ----------------
   (1) Theses loans are not included in risk elements, since subsequent to the date of impairment these loans have performed based on their contractual terms.

     The above schedules reflect at December 31, 1996, all loans where known information about the possible credit problems of the borrower caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
5. NON-PERFORMING ASSETS AND RESTRUCTURED LOANS-(CONTINUED)


     The average net recorded investment in impaired loans for the years ended December 31, 1996 and 1995 were $15.4 million and $16.9 million, respectively. Interest income of $988,000 and $788,000 for the year ended December 31, 1996 and 1995, was recognized on impaired loans during the periods of impairment.

     Recorded investment of impaired loans reflects direct deferrals of interest of $240,000 and $480,000 at December 31, 1996 and 1995, respectively.

     There was no net interest forgone related to restructured loans at December 31, 1996 and 1995. Interest income of $336,000 and $243,000 were recognized on restructured loans during 1996 and 1995, respectively.

     Interest income which would have been recorded under the original terms of non-accrual and restructured loans and the interest income actually recognized are summarized below (in thousands):

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------
                                                               1996               1995               1994
                                                           ----------------   ----------------   ----------------
 Interest income which would have been recorded   ......          $ 1,505            $ 1,393            $ 1,170
 Interest income recognized  ...........................             (698)              (519)              (443)
                                                                  -----              -----              -----
 Interest income foregone    ...........................          $   807            $   874            $   727
                                                                  =====              =====              =====

     The components of "Foreclosed asset activity, net" were (in thousands):

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                        1996         1995          1994
                                                       ---------   -----------   -----------
 Real estate acquired in settlement of loans:
 Operating expenses (income), net    ...............     $   47      $     41      $   (325)
 Provision for (reversals of) losses on REO   ......       (197)       (1,187)          140
 Net gains on sales   ..............................       (575)       (2,032)       (2,105)
                                                         ------      --------      --------
   Total (income)  .................................     $ (725)     $ (3,178)     $ (2,290)
                                                         ======      ========      ========

Activity in the allowance for real estate owned consisted of (in thousands):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           1996             1995         1994
                                                       ----------------   -----------   ---------
 Balance, beginning of period  .....................          $ 2,800       $ 4,200       $ 4,100
 Charge-offs:
  Commercial real estate    ........................             (781)         (213)            0
  Residential real estate   ........................              (22)            0           (40)
                                                              -----         -------       -------
                                                                 (803)         (213)          (40)
 Provision for (reversals of) losses on REO   ......             (197)       (1,187)          140
                                                              -----         -------       -------
 Balance, end of period  ...........................          $ 1,800       $ 2,800       $ 4,200
                                                              =====         =======       =======

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
5. NON-PERFORMING ASSETS AND RESTRUCTURED LOANS-(CONTINUED)


     Activity in the allowance for tax certificate losses was: (in thousands)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------
                                                            1996             1995         1994
                                                        ----------------   -----------   ----------
 Balance, beginning of period   .....................          $ 1,648       $ 2,985       $ 2,970
 Charge-offs  .......................................             (909)       (1,854)       (1,892)
 Recoveries   .......................................              911           662         1,792
                                                               -----         -------       -------
 Net recoveries (charge-offs)   .....................                2        (1,192)         (100)
 Additions (reversals) charged to operations   ......             (184)         (145)          115
                                                               -----         -------       -------
 Balance, end of period   ...........................          $ 1,466       $ 1,648       $ 2,985
                                                               =====         =======       =======

6. Office Properties and Equipment

                                                                               DECEMBER 31,
                                                                         ---------------------------
                                                                           1996         1995
                                                                         -----------   ----------
                                                                              (IN THOUSANDS)
 Land  ...............................................................    $ 12,115      $ 8,721
 Building and improvements  ..........................................      42,593       35,620
 Furniture and equipment    ..........................................      26,257       20,743
 Properties under operating lease and property held for lease   ......           0        5,906
                                                                          ---------     --------
   Total  ............................................................      80,965       70,990
 Less accumulated depreciation    ....................................      32,691       30,036
                                                                          ---------     --------
 Office properties and equipment-net    ..............................    $ 48,274      $ 40,954
                                                                          =========     ========


     Properties with a net book value of $4.0 million at December 1995, were leased to unrelated third parties. Capitalized improvements to the properties of $1.0 million were performed during the year ended December 31, 1996. These properties were sold for $8.1 million (net of selling costs) as of December 31, 1996 for a net gain of $3.1 million.

     Net rental income for the three years ended December 31, 1996 was $368,000, $343,000 and $248,000, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


7. Deposits

     THE WEIGHTED AVERAGE NOMINAL INTEREST RATE PAYABLE ON DEPOSIT ACCOUNTS AT DECEMBER 31, 1996 AND 1995 was 3.78% and 3.85%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                                     DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                                         1996                           1995
                                                             ------------------------------ --------------------------------
                                                               AMOUNT         PERCENT         AMOUNT          PERCENT
                                                             --------------   -----------   --------------   ------------
                                                                                (DOLLARS IN THOUSANDS)
 Interest free checking  .................................     $  163,616           8.93%     $   98,964           7.61   %
 Insured money fund savings
  3.76% at December 31, 1996,
  3.22% at December 31, 1995   ...........................        358,927          19.58         249,273          19.17
 NOW accounts   ..........................................
  1.60% at December 31, 1996,
  1.66% at December 31, 1995   ...........................        216,587          11.82         171,726          13.21
 Savings accounts  .......................................
  1.30% at December 31, 1996,
  1.71% at December 31, 1995   ...........................        170,352           9.29         103,759           7.98
                                                               -----------      --------      -----------      --------
 Total non-certificate accounts   ........................        909,482          49.62         623,722          47.97
                                                               -----------      --------      -----------      --------
 Certificate accounts:
  0.00% to 3.00%   .......................................         12,104           0.66          56,667           4.36
  3.01% to 4.00%   .......................................         11,257           0.61          25,602           1.97
  4.01% to 5.00%   .......................................        275,991          15.06         135,107          10.39
  5.01% to 6.00%   .......................................        478,148          26.09         303,497          23.34
  6.01% to 7.00%   .......................................        112,865           6.16         137,917          10.61
  7.01% and greater   ....................................         30,749           1.68          17,543           1.34
                                                               -----------      --------      -----------      --------
 Total certificate accounts    ...........................        921,114          50.26         676,333          52.01
                                                               -----------      --------      -----------      --------
 Total deposit accounts  .................................      1,830,596          99.88       1,300,055          99.98
                                                               -----------      --------      -----------      --------
 Interest earned not credited to deposit accounts   ......          2,184           0.12             322           0.02
                                                               -----------      --------      -----------      --------
 Total    ................................................     $ 1,832,780        100.00   %  $ 1,300,377        100.00   %
                                                               ===========    ==========      ===========    ==========

     Interest expense by deposit category was (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                      1996          1995         1994
                                                    -----------   -----------   ----------
 Money fund savings and NOW accounts    .........     $ 12,154      $ 11,591      $ 10,751
 Savings accounts  ..............................        2,150         1,987         2,116
 Certificate accounts-below $100,000 ............       32,416        27,059        16,480
 Certificate accounts, $100,000 and above  ......        8,513         6,269         2,471
 Less early withdrawal penalty    ...............         (205)         (260)         (172)
                                                      --------      --------      --------
   Total  .......................................     $ 55,028      $ 46,646      $ 31,646
                                                      ========      ========      ========

     Included in other non-interest income is approximately $8.6 million, $7.0 million and $5.4 million of checking account fees for years ended December 31, 1996, 1995 and 1994, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
7. DEPOSITS-(CONTINUED)


     At December 31, 1996, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                           YEAR ENDING DECEMBER 31,
                              --------------------------------------------------------------------------------------
                                1997           1998          1999          2000          2001        THEREAFTER
                              ------------   -----------   -----------   -----------   -----------   ------------
 0.00% to 3.00%   .........     $ 10,533       $ 1,379       $    50       $    32       $    50        $   60
 3.01% to 4.00%   .........       10,536           479           191             0            51             0
 4.01% to 5.00%   .........      252,171        20,041         2,051           215         1,085           428
 5.01% to 6.00%   .........      395,414        63,178        10,420         3,634         4,869           633
 6.01% to 7.00%   .........       76,563         8,742        13,574         5,009         8,170           807
 7.01% and greater   ......       18,995           773         1,074         9,719            66           122
                                ---------      --------      --------      --------      --------       -------
   Total    ...............     $ 764,212      $ 94,592      $ 27,360      $ 18,609      $ 14,291       $ 2,050
                                =========      ========      ========      ========      ========       =======

     Time deposits of $100,000 and over had the following maturities at (in thousands):

                                DECEMBER 31,
                                --------------
                                   1996
                                --------------
 Less than 3 months    ......      $ 55,743
 3 to 6 months   ............        45,946
 6 to 12 months  ............        50,412
 More than 12 months   ......        31,575
                                   ---------
   Total   ..................      $ 183,676
                                   =========

     Currently, BankAtlantic does not obtain deposits from brokers. In November 1996, Merrill Lynch granted BankAtlantic a facility for broker deposits of up to $150.0 million. The facility will be evaluated as an alternative source of borrowings, when and if needed.

     Beginning in 1990, the Office of the Comptroller for the State of Florida ("Comptroller") commenced a review of BankAtlantic's procedures for the assessment of fees on dormant accounts. The Comptroller subsequently indicated that BankAtlantic was not in compliance with applicable Florida law as interpreted by the Comptroller. BankAtlantic amended its procedures to satisfy the Comptroller's interpretation. On June 30, 1994 all issues were resolved with the Comptroller and in connection therewith, BankAtlantic recognized $332,000 of previously deferred dormant account fee income.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


8.  Advances from Federal Home Loan Bank and Federal Funds Purchased

     ADVANCES FROM FEDERAL HOME LOAN BANK ("FHLB") INCUR INTEREST AND WERE REPAYABLE AS FOLLOWS (in thousands):

                                                      DECEMBER 31,
                                               ----------------------------
 REPAYABLE DURING YEAR
 ENDING DECEMBER 31,        INTEREST RATE        1996          1995
------------------------   -----------------   -----------   -----------
 1996    ...............    5.62% to 5.94%      $      0      $201,785
 1997    ...............    5.50% to 7.73%      119,965             0
 1998    ...............    6.00% to 6.58%       43,143             0
 1,999   ...............    6.13% to 6.83%       42,892             0
 2000    ...............    6.29% to 7.00%       40,892             0
 2001    ...............    6.35% to 7.18%       33,118             0
 2002    ...............    6.61% to 7.16%        6,150             0
 2003    ...............    7.24% to 7.25%        9,540             0
                                                 -------           ----
   Total    ............                        $295,700      $ 201,785
                                               =========     ==========

     In June 1994, the FHLB accepted BankAtlantic's request to establish a blanket floating lien for additional advance borrowings. Under the lien, BankAtlantic assigns a security lien against its residential loans. At December 31, 1996, $611.4 million of 1-4 family residential loans were pledged against FHLB advances and at December 31, 1995 approximately $160.0 million and $105.6 million of residential loans and mortgage-backed securities were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. In August 1994, a $300 million credit availability was established with the FHLB with a maximum term of 10 years. In January 1997, BankAtlantic increased its $300 million credit availability to $500 million. The two FHLB advance forward commitments were funded in January 1997. Both FHLB advances forward commitments were for $6.0 million each, bear interest at 6.29% and 6.35% and mature in the year 2001 and 2002, respectively.

     During the fourth quarter of 1994, BankAtlantic established three $5.0 million unsecured lines of credit with three federally insured banking institutions for the purchase of Federal Funds. BankAtlantic had not used these lines of credit as of December 31, 1994. At December 31, 1996 and 1995, the outstanding balance of these lines of credit was $0 and $1.2 million, respectively. The average balance outstanding at any month end during 1996 and 1995, of the three Federal Funds purchased lines of credit was $2.7 million and $1.0 million. respectively. The maximum outstanding balance at any month end during 1996 and 1995 of the three Federal Funds purchased lines of credit was $16.0 million and $4.5 million, respectively.

9. Securities Sold Under Agreements to Repurchase

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ARE SUMMARIZED BELOW (IN THOUSANDS):

                                                             DECEMBER 31,
                                                       ----------------------------
                                                         1996          1995
                                                       ------------   ----------
 Agreements to repurchase the same security   ......    $ 143,377      $ 23,860
 Customer repurchase agreements   ..................       47,211        42,377
                                                        ----------     ---------
   Total  ..........................................    $ 190,588      $ 66,237
                                                        ==========     =========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE-(CONTINUED)


     The following table provides information on the agreements to repurchase (dollars in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                         1996           1995           1994
                                                       ------------   ------------   -----------
 Maximum borrowing at any month-end
 within the period    ..............................     $ 362,147      $ 328,666      $ 182,736
 Average borrowing during the period    ............     $ 178,883      $ 186,592      $ 105,462
 Average interest cost during the period   .........          4.83   %       5.80   %       4.56   %
 Average interest cost at end of the period   ......          5.13   %       4.59   %       5.94   %
                                                       ===========    ===========    ===========

     Average borrowing was computed based on average daily balances during the period. Average interest rates during the period were computed by dividing interest expense for the period by the average borrowing during the period.

     Customer repurchase agreements at December 31, 1996 and 1995 included a $9.7 million and $7.5 million customer repurchase agreement, respectively related to a BFC escrow account. Total interest expense related to this reverse repurchase agreement, which was initiated on March 2, 1994, was approximately $312,000, $374,000 and $284,000 during the year ended December 31, 1996, 1995 and 1994, respectively.

     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                         WEIGHTED
                                          ESTIMATED                      AVERAGE
                           AMORTIZED        FAIR         REPURCHASE      INTEREST
 DECEMBER 31, 1996 (1)       COST           VALUE         BALANCE         RATE
------------------------   ------------   ------------   -------------   ----------
 US Treasuries    ......     $ 70,637       $ 70,686       $ 66,622           5.54   %
 FHLB Bonds    .........        2,015          2,006          1,481           4.02
 FNMA    ...............       73,707         73,897         67,848           5.18
 FHLMC   ...............       67,735         67,650         54,637           4.59
                             ---------      ---------      ---------       -------
   Total    ............     $ 214,094      $ 214,239      $ 190,588          5.13   %
                             =========      =========      =========     =========
 DECEMBER 31, 1995 (1)
-----------------------
 FNMA    ...............     $  8,780       $  8,750       $  7,981           3.91   %
 FHLMC   ...............       62,773         63,341         58,256           4.69
                             ---------      ---------      ---------       -------
   Total    ............     $ 71,553       $ 72,091       $ 66,237           4.59   %
                             =========      =========      =========     =========

 ----------------
   (1) At December 31, 1996 and 1995 these securities are classified as available for sale and recorded at market value in the consolidated statements of financial condition.

     All repurchase agreements at December 31, 1996 and 1995, matured and were repaid in January 1997 and 1996, respectively. These securities were held by unrelated broker dealers.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


10. Capital Notes, Subordinated Debentures, Note Payable, Preferred Stock, Common Stock WARRANTS, AND COMMON STOCK OPTIONS

     IN MARCH 1991, $10.2 MILLION OF 1986 CAPITAL NOTES WERE EXCHANGED FOR NONCUMULATIVE PREFERRED stock. All three series of preferred stock had a preference value of $25.00 per share and were redeemable at $25.00 per share. During July 1994, 260 shares of Series C preferred stock were canceled in connection with the exercise of dissenters' rights by certain BankAtlantic preferred shareholders in connection with the Reorganization. In October 1995, all series of preferred stock were redeemed at $25.00 per share.

     In June 1990, a third party acquired $1.0 million of BankAtlantic's subordinated debentures at a rate of 14% per annum with a maturity of June 1997. The subordinated debentures were issued with detachable warrants entitling the holder to purchase 528,742 shares of BankAtlantic's common stock at an exercise price of $1.89 per share at any time prior to maturity. On March 31, 1991, BankAtlantic issued to certain of its existing shareholders, 11,911 shares of common stock and $8,000 of 14% subordinated debentures, having a March 1998 maturity date, with related detachable warrants to purchase 11,231 shares of common stock. The $1.0 million and $8,000 of subordinated debentures were redeemed along with the Capital Notes on August 31, 1993. However, the warrants relating to such debentures are detachable and remain outstanding until the earlier of exercise or original maturity of the subordinated debentures. The warrants outstanding at December 1994 relating to the redeemed debentures were 528,742 and 8,419 with exercise prices of $1.89 and $0.71, respectively. On May 12, 1995, 528,742 of these stock warrants were exercised for $1.89 per share. The proceeds of $1.0 million were utilized to partially repay the note payable discussed below. The warrants outstanding at December 31, 1996 relating to the redeemed debentures are 7,016 with a $0.71 exercise price.

     On March 30, 1995, the Company borrowed $4.0 million from an unrelated financial institution and incurred financing costs of $69,000. The debt matured on March 30, 1996, bore interest at prime plus 1% and was collateralized by 12% non-cumulative preferred stock of BankAtlantic having a preference value of $4.0 million. The $4.0 million was utilized by the Company to purchase the BankAtlantic preferred stock used as collateral.

     In a public offering dated September 22, 1995, the Company issued $21.0 million principal amount of 9% subordinated debentures due October 1, 2005 (the "Debentures"). The underwriting discount and other expenses of $1.0 million are included in other assets in the December 31, 1996 and 1995 statement of financial condition. The proceeds from the offering were utilized as follows:

$6.0 million was contributed to the capital of BankAtlantic; $2.9 million was utilized to repay a note payable; $8.4 million was used to redeem all of the outstanding shares of the Company non-cumulative preferred stock, and, in accordance with the requirements of the Indenture under which the Debentures were issued, $1.9 million was invested in marketable securities to cover two semi-annual interest payments. The net proceeds retained by the Company are available for general corporate purposes. The October 7, 1995 preferred stock redemption resulted in a $1.4 million payment above the recorded amount of the preferred stock. Such excess was treated as a preferred stock dividend and impacted earnings per common and common equivalent share by $.08 per share, for the year ended December 31, 1995.

     On February 13, 1996, the stockholders of the Company approved at a special meeting, an amendment to the Company's Articles of Incorporation (the "Amendment") authorizing 30,000,000 shares of a new class of non-voting common stock designated Class A Common Stock, and redesignating the Company's existing Common Stock, par value $0.01 per share, as Class B Common

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
10. CAPITAL NOTES, SUBORDINATED DEBENTURES, NOTE PAYABLE, PREFERRED STOCK, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS-(CONTINUED)

Stock. The Class A Common Stock has no voting rights except as may be required by Florida law. The two classes of stock generally have the same economic rights, except Class A Common Stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on Class B Common Stock. In March 1996, BBC issued 1.80 million shares of Class A Common Stock in an underwritten public offering at $9.60 per share. Net proceeds to the Company after underwriting costs and other expenses of $1.2 million and $247,000, respectively, were $15.8 million. In April 1996 the underwriter exercised an overallotment option to purchase an additional 252,817 shares of Class A Common Stock resulting in net proceeds to BBC of $2.3 million. In March 1996, BBC contributed $14.0 million of the net proceeds to the capital of BankAtlantic where it was used for general corporate purposes. The Company utilized $3.3 million relating to the repurchase of 228,125 and 112,500 shares of the Company's Class A and Class B common stock, respectively. As of result of the above Class A Common Stock issuance, BFC Financial Corporation's ("BFC") ownership in BBC's total outstanding (A and B) Common Stock was approximately 42% at December 31, 1996, comprised of 35% of Class A Common Stock and 46% of BBC's outstanding Class B Common Stock.

     On July 3, 1996, The Company closed a public offering of $57.5 million of 63/4% Convertible Subordinated Debentures due July 1, 2006 (the "63/4% Debentures"). The 63/4% Debentures are convertible at an exercise price of $10.24 per share into and aggregate of 5,615,235 shares of Class A Common Stock. Net proceeds to BBC were $55.2 million net of underwriting discount and offering expenses. The Company contributed $40.0 million of the proceeds to BankAtlantic which were utilized for the acquisition of BNA and general corporate purposes. The remaining net proceeds are available for general corporate purposes.

     The Debenture Indentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with GAAP) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. The Indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1996 and 1995 the Company designated $5.8 million and $1.9 million of Federal Agency investments to satisfy the above provision.

     The Company intends to pay a regular cash quarterly common stock dividend. The availability of funds for the payment of dividends is dependent upon BankAtlantic's ability to pay dividends to the Company. Currently, the Company pays a quarterly dividend of $.0324, and $.0291 per share for Class A and Class B Common Stock, respectively.

     On April 6, 1984, BankAtlantic's stockholders approved a Stock Option Plan ("1984 Plan") under which options to purchase up to 756,836 shares of common stock may be granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
10. CAPITAL NOTES, SUBORDINATED DEBENTURES, NOTE PAYABLE, PREFERRED STOCK, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS-(CONTINUED)

stock option was not to be less than the fair market value of the common stock on the date of the grant. The exercise price of non-qualifying options was determined by a committee of the Board of Directors. The "1984 Plan" has expired; however, options granted under this plan are still outstanding.

     On May 25, 1993, the Board of Directors authorized the issuance of 465,380 incentive stock options and 264,602 non-qualifyingstock options under the 1984 plan. Of the incentive and non-qualifying stock options, 106,348 were issued at 110% of the fair market value at the date of grant. The remaining incentive and non-qualifyingstock options were issued at the fair market value at the date of grant. Non-qualifying stock options for 56,153 shares were issued outside of the Plan to non-employee directors. These options have similar terms and conditions as non-qualifying options under the 1984 Plan.

     On May 31, 1994, the stockholders of BankAtlantic approved the BankAtlantic 1994 Stock Option Plan ("1994 Plan"), authorizing the issuance of options to acquire up to 1,464,844 shares of BankAtlantic's common stock. In accordance with the Reorganization, all outstanding options under the 1984 Plan and 1994 Stock Option Plan became the obligation of the Company as of July 13, 1994.

     The stock options issued in May 1993 expire on May 25, 1998 and are fully vested as of December 31, 1996. At May 31, 1993, all issuable options under the 1984 Plan were outstanding and no further options will be granted under the Plan.

     On June 1, 1994, 444,484 of incentive stock options and 455,236 of non-qualifying stock options were granted pursuant to the 1994 Stock Option Plan to officers and directors of BankAtlantic. All the incentive and non-qualifying stock options were issued at fair market value at the date of grant ($6.09) and expire ten years from date of grant. All employee stock options vest and are exercisable five years from the date of grant and directors stock options vested immediately. On April 4, 1995, 128,063 of incentive stock options and 439,755 of non-qualifying stock options were granted pursuant to the 1994 Stock Option Plan to executives and directors of the Company. All the incentive and non-qualifying stock options were issued at fair market value at the grant date ($6.25), expire ten years from date of grant, vest and are exercisable five years from grant date, and directors stock options vest immediately.

     On May 21, 1996 the shareholders approved the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of options to acquire up to 1.25 million shares of Class A common stock. The 1996 Plan expires on April 2, 2006. On May 22, 1996, 31,250 non-qualifying stock options were issued outside of the Plan to non-employee directors. On July 9, 1996, 344,216 of incentive stock options and 274,001 of non-qualifying stock options were granted pursuant to the BankAtlantic Bancorp 1996 Stock Option Plan to all officers of BankAtlantic. On September 3, 1996, 9,375 incentive stock options were granted to an officer of BankAtlantic. All of the incentive and non-qualifying stock options are exercisable for The Company's Class A common stock, with an exercise price equal to the fair market value at the date of grant ($9.76, $8.96 and $9.50) from the May, July and September grants, respectively. All employee stock options vest and are exercisable five years for the date of grant and directors stock options vested immediately.

     During the latter part of 1996 and early 1997, certain executives and officers received prorata vesting as part of their severance arrangements relating to previously granted 1994 and 1996 plan options. Forfeited and vested options were 95,218 shares and 124,518 shares for the 1994 plan and 53,908 shares and 16,406 shares for the 1996 plan, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
10. CAPITAL NOTES, SUBORDINATED DEBENTURES, NOTE PAYABLE, PREFERRED STOCK, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS-(CONTINUED)


     The following table sets forth all outstanding options, adjusted for the July 1996 and February 1997 five for four common share stock splits effected in the form of 25% stock dividends in Class A common stock, however, due to accounting and tax considerations, with respect to options to purchase Class B common stock previously granted under the Company's stock option plan anti-dilution provisions related to Class B common stock options required that additional Class B options be granted in lieu of Class A options.

     A summary of 1984, 1994 and 1996 Plan activity was:

                                                      CLASS B
                                                     OUTSTANDING
                                                      OPTIONS             PRICE PER SHARE
                                                     ------------   -------------------------------
 Outstanding December 31, 1993  ..................       794,569     $ 3.56      to      $ 5.17
 Exercised    ....................................       (52,928)      4.63      to        4.63
 Forfeited    ....................................       (33,325)      4.70      to        6.09
 Issued    .......................................       899,720       6.09      to        6.09
                                                       ---------     -------             -------
 Outstanding December 31, 1994  ..................     1,608,036       3.56      to        6.09
 Exercised    ....................................      (149,962)      4.63      to        4.76
 Forfeited    ....................................       (65,488)      4.70      to        6.25
 Issued    .......................................       567,817       6.25      to        6.25
                                                       ---------     -------             -------
 Outstanding December 31, 1995  ..................     1,960,403       3.56      to        6.25
 Exercised    ....................................       (88,571)      4.63      to        4.70
 Forfeited    ....................................      (121,393)      6.09      to        6.25
                                                       ---------     -------             -------
 Outstanding December 31, 1996  ..................     1,750,439     $ 3.56      to      $ 6.25
                                                       =========     =======             =======
 Exercisable at December 31, 1996  ...............       535,605     $ 3.56      to      $ 6.25
                                                       =========     =======             =======
 Available for grant at December 31, 1996   ......       201,174
                                                       =========


                                                      CLASS A
                                                     OUTSTANDING
                                                      OPTIONS             PRICE PER SHARE
                                                     ------------   -------------------------------
 Outstanding December 31, 1995  ..................            0       $0.00      to      $0.00
 Exercised    ....................................            0        0.00      to       0.00
 Forfeited    ....................................      (64,065)       8.96      to       8.96
 Issued    .......................................      658,252        8.96      to       9.76
                                                       --------       ------             ------
 Outstanding December 31, 1996  ..................      594,187       $ 8.96     to      $ 9.76
                                                       ========       ======             ======
 Exercisable at December 31, 1996  ...............       31,250       $ 9.76     to      $ 9.76
                                                       ========       ======             ======
 Available for grant at December 31, 1996   ......      655,814
                                                       ========

     The weighted average exercise price of options outstanding at December 31, 1996, 1995 and 1994 was $6.59, $5.74, and $5.49, respectively. The weighted average exercise price of stock options exercised was $4.70 and $4.71 for the years ended December 31, 1996 and 1995, respectively. The weighted average exercise price of options forfeited during the years ended December 31, 1996 and 1995 was $7.13 and $6.13, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
10. CAPITAL NOTES, SUBORDINATED DEBENTURES, NOTE PAYABLE, PREFERRED STOCK, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS-(CONTINUED)


     During the years ended December 31, 1996 and 1995, 8,151 and 39,041 of non-qualifying and 80,420 and 100,922 of incentive stock options issued under the 1984 Plan were exercised resulting in increases of $531,000 and $881,000 in stockholders' equity, respectively. The tax effect of the exercise of 1984 stock options for December 31, 1996 and 1995 was $117,530 and $173,000, respectively, and has been reflected in additional paid in capital. During the years ended December 31, 1996 and 1995, 64,065 of options under the 1996 Plan and 121,983 and 40,410 of options under the 1994 Plan and 0 and 1,499 of options under the 1984 Plan were forfeited. At December 31, 1996, 486,769, 48,836 and 31,250 of options from the 1984, 1994 and 1996 Plan were exercisable.

     The adoption of FAS 123 under the fair value based method would have increased compensation expense by $474,000 and $272,000 for the years ended December 31, 1996 and 1995, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:

                                                  FOR THE YEARS ENDED DECEMBE
                                                  ---------------------------
                                                    1996         1995
                                                  -----------   ----------
 Net income available for common shares
  As reported    ..............................    $ 19,011      $ 16,389
                                                   =========     =========
  Pro forma   .................................    $ 18,537      $ 16,117
                                                   =========     =========
 Income per common and common equivalent share
  As reported    ..............................    $   1.01      $   0.97
                                                   =========     =========
  Pro forma   .................................    $   0.99      $   0.96
                                                   =========     =========
 Income per common and common equivalent
 share assuming full dilution
  As reported    ..............................    $   0.93      $   0.96
                                                   =========     =========
  Pro forma   .................................    $   0.91      $   0.95
                                                   =========     =========

     The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

             NUMBER OF                       CLASS OF                    RISK FREE      EXPECTED                      EXPECTED
 DATE OF      OPTIONS        GRANT DATE      COMMON        EXERCISE      INTEREST        LIFE         EXPECTED        DIVIDEND
 GRANT        GRANTED        FAIR VALUE       STOCK         PRICE          RATE         (YEARS)       VOLATILITY      YIELD
----------   ------------   -------------   -----------   -----------   ------------   -----------   -------------   ----------
 4/04/95        567,817         $ 3.35          B           $ 6.25         6.32 %           7.5          25.8 %       0.47 %
 5/22/96         31,250         $ 4.90          A           $ 9.76         6.55 %           7.5          18.6 %       0.33 %
 7/09/96        618,217         $ 4.60          A           $ 8.96         6.88 %           7.5          18.6 %       0.36 %
 9/03/96          9,375         $ 4.86          A           $ 9.50         6.81 %           7.5          18.6 %       0.34 %

     The employee turnover factor was 13.4% for incentive stock options and 5.2% for non-qualifying stock options. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $4.62 and $3.35, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
10. CAPITAL NOTES, SUBORDINATED DEBENTURES, NOTE PAYABLE, PREFERRED STOCK, COMMON STOCK WARRANTS, AND COMMON STOCK OPTIONS-(CONTINUED)


     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                   ---------------------------------------------------------- ------------------------------------
                                                        WEIGHTED-
 CLASS OF                            NUMBER              AVERAGE            WEIGHTED-           NUMBER           WEIGHTED-
 COMMON           RANGE OF         OUTSTANDING          REMAINING            AVERAGE          EXERCISABLE         AVERAGE
  STOCK        EXERCISE PRICES     AT 12/31/96       CONTRACTUAL LIFE     EXERCISE PRICE      AT 12/31/96      EXERCISE PRICE
-----------   ------------------   --------------   -------------------   -----------------   --------------   ----------------
    B          $3.56 to 5.17           486,769          1.4 years              $ 4.77             486,769           $ 4.77
    B          $6.09 to 6.25         1,263,670          8.3 years                6.15              48,836             6.09
    A          $8.96 to 9.76           594,187          9.5 years                9.01              31,250             9.76
                                     ----------        ---------------         -------           ---------          -------
                                     2,344,626         7.15 years              $ 6.59             566,855           $ 6.59
                                     ==========       ================         =======           =========          =======

11. Income Taxes

     FOR FEDERAL INCOME TAX PURPOSES, BANKATLANTIC REPORTS ITS INCOME AND EXPENSES ON THE ACCRUAL method of accounting. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986 (the "Code") relating primarily to the composition of their assets and the nature of their business activities were, within certain limitations, permitted to establish, and deduct additions to, reserves for bad debts in amounts in excess of those which would otherwise be allowable on the basis of actual loss experience. A qualifying savings institution could elect annually, and was not bound by such election in any subsequent year, one of the following two methods for computing additions to its bad debt reserves for losses on "qualifying real property loans"
(generally, loans secured by interests in improved real property): (i) the experience method or (ii) the percentage of taxable income method. BankAtlantic has utilized both the percentage of taxable income method and the experience method in computing the tax-deductible addition to its bad debt reserves. Additions to the reserve for losses on non-qualifying loans, however, must be computed under the experience method and reduce the current year's addition to the reserve for losses on qualifying real property loans, unless the qualifying addition also is determined under the experience method. The sum of the addition to each reserve for each year was BankAtlantic's annual bad debt deduction.

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995. As a "large" thrift (more than $500 million in assets), BankAtlantic must switch to the specific charge-off method to compute its bad debt deduction starting in 1996. BankAtlantic is required to recapture into taxable income the portion of its bad debt reserves that exceeds its base year reserves. For financial reporting purposes, deferred taxes have previously been provided for amounts in excess of the base year tax bad debt reserve and accordingly, recapture of such amounts for tax purposes will not trigger expense for financial reporting purposes. BankAtlantic will have to recapture $1.7 million (after tax) of bad debt reserve due to the law change. BankAtlantic's recapture amount will be taken into taxable income ratably (on a straight-line basis) over a six-year period. If BankAtlantic meets a residential loan requirement for a tax year beginning in 1996 or 1997, the recapture of the reserves will be suspended for such tax years. BankAtlantic met this residential loan requirement for 1996 and therefore does not have to recapture its reserve in 1996. At December 31, 1996 , BankAtlantic had a $3.9 million (after tax) base year reserve for which deferred taxes have not been provided which is subject to recapture if BankAtlantic, redeems its common stock

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
11. INCOME TAXES-(CONTINUED)

or certain other events occur. The base year reserve is not amortized and remains fixed. Such amount would not be subject to recapture upon conversion to a commercial bank charter.

     The provision for income taxes consisted of (in thousands):

                                         1996          1995         1994
                                       -----------   -----------   ----------
 Current:
  Federal   ........................     $ 9,305       $ 7,257       $ 9,379
  State  ...........................       1,441         1,210         1,549
                                         --------      --------      -------
                                          10,746         8,467        10,928
                                         --------      --------      -------
 Deferred:
  Federal   ........................       1,287         1,191        (1,159)
  State  ...........................         208           360          (107)
                                         --------      --------      -------
                                           1,495         1,551        (1,266)
                                         --------      --------      -------
 Provision for income taxes   ......     $ 12,241      $ 10,018      $ 9,662
                                         ========      ========      =======

     The December 31, 1996, 1995 and 1994 amounts above do not include deferred taxes of $470,000, $3.6 million and $121,000, respectively, related to unrealized appreciation on debt securities available for sale which is a separate component of stockholders' equity.

     BankAtlantic's actual provision differs from the Federal expected income tax provision as follows (in thousands):

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                              1996             1995         1994
                                                                         -----------------   -----------   ---------
 Income tax provision at expected
 federal income tax rate (1)   .......................................          $ 10,938       $ 9,953       $ 9,274
  Increase (decrease) resulting from:
  Base year bad debt reserve increase   ..............................              (362)            0             0
  Tax-exempt interest income   .......................................               (26)         (104)         (110)
  Provision for state taxes net of federal benefit  ..................             1,117           897           941
  Change in the beginning of the period balance of the
 valuation allowance for deferred tax assets allocated
 to income tax expense (credit)   ....................................                 0          (972)         (492)
  Expenses related to holding company reorganization   ...............                 0             0            30
 Amortization of costs over fair value of net assets acquired   ......               541           393             0
 Charitable deduction of appreciated property    .....................                 0           (70)            0
 Other-net   .........................................................                33           (79)           19
                                                                                ------         -------       -------
   Provision for income taxes  .......................................          $ 12,241      $ 10,018       $ 9,662
                                                                                ======         =======       =======

 ----------------
  (1) The expected federal income tax rate is 35% for the years ended December 31, 1996, 1995 and 1994.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
11. INCOME TAXES-(CONTINUED)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                       DECEMBER 31,
                                                                          -----------------------------------------
                                                                            1996          1995         1994
                                                                          -----------   -----------   ----------
                                                                                      (IN THOUSANDS)
DEFERRED TAX ASSETS:
 Allowance for loans, REO and tax certificate losses,
 for financial statement purposes  ....................................     $  8,692      $  6,798      $ 5,713
 Other allowances and expense accruals recorded for financial
 statement purposes not currently recognized for tax purposes    ......        1,495         3,330        4,244
 Deferred compensation accrued for financial statement purpose
 not currently recognized for tax purposes  ...........................          266           199          186
 Unearned commitment fees    ..........................................          114           101           75
 Amortization of mortgage servicing rights for financial reporting
 purposes in excess of amount amortized for tax purposes   ............          251           255          188
 Amortization of intangible assets for financial reporting purposes
 in excess of amounts amortized for tax purposes  .....................          225             0            0
 Purchase accounting adjustments for Bank acquisitions  ...............          170         1,073            0
 Other  ...............................................................           10           171          123
                                                                            --------      --------      -------
Total gross deferred tax assets    ....................................       11,223        11,927       10,529
Less valuation allowance  .............................................            0             0          972
                                                                            --------      --------      -------
Total deferred tax assets    ..........................................       11,223        11,927        9,557
                                                                            --------      --------      -------
DEFERRED TAX LIABILITIES:
 Tax bad debt reserve in excess of base year reserve    ...............        1,684         2,725        1,095
 Office properties and equipment and real estate owned due
 to depreciation differences    .......................................        1,172         1,613        1,202
 FHLB stock, due to differences in the recognition of
 stock dividends    ...................................................        1,740         1,646        1,689
 Deferred loan income, due to differences in the recognition
 of loan origination fees and discounts  ..............................        2,039         1,479        1,461
 Discount on securities, due to the accretion of discounts    .........          286           673        1,010
 Capital leases for financial reporting purposes and operating
 leases for tax purposes  .............................................            0            21          309
 Prepaid pension expenses    ..........................................          313           473          370
 Deferred tax liability on unrealized appreciation on debt
 securities available for sale  .......................................          470         3,600          121
 Prepaid insurance, primarily FDIC assessments    .....................          142           355          679
 Other  ...............................................................           22            86           53
                                                                            --------      --------      -------
Total gross deferred tax liabilities  .................................        7,868        12,671        7,989
                                                                            --------      --------      -------
Net deferred tax asset (liability)    .................................         3355          (744)       1,568
Less deferred income tax (assets) liabilities at beginning of period             744        (1,568)        (423)
Deferred tax asset, net related to acquisitions   .....................       (2,464)       (2,718)           0
Increase (decrease) in deferred tax liability on unrealized
 appreciation on debt securities available for sale included as
 a separate component of stockholders' equity    .....................       (3,130)        3,479          121
                                                                            --------      --------      -------
Benefit (provision) for deferred income taxes  ........................     $ (1,495)     $ (1,551)     $ 1,266
                                                                            ========      ========      =======

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
11. INCOME TAXES-(CONTINUED)


     On December 31, 1994, BankAtlantic had a $972,000 valuation allowance. The valuation allowance was reduced to zero due to management's determination that, more likely than not, the valuation allowance was not required. The valuation allowance at December 31, 1996 and 1995 was zero.

     At December 31, 1996, the Company had a tax refund receivable of $723,000 and $132,000 for Federal and State income taxes, respectively. The tax refunds were acquired with the BNA acquisition.

     The net operating loss ("NOL") and investment tax credits
("ITC") carryovers acquired in connection with the acquisition of MegaBank were $878,000 and $48,000, respectively, upon acquisition. Due to IRS limitations, only $784,000 of the NOL and none of the ITC was utilized in 1995. The remaining NOL and ITC was fully utilized in 1996. The utilization of MegaBank's NOL and ITC are limited by regulations. Such utilization was assumed at the date of acquisition of Mega Bank and resulted in an adjustment of cost over fair value of assets acquired and does not affect the provision for income taxes. The NOL will expire in 2010 and the ITC will expire in 1998 and 1999.

12. Pension Plan

     BANKATLANTIC SPONSORS A NON-CONTRIBUTORY DEFINED BENEFIT PENSION PLAN (THE "PLAN") COVERING substantially all of its employees. The benefits are based on years of service and the employee's average earnings received during the highest five consecutive years out of the last ten years of employment. The funding policy is to contribute an amount not less than the ERISA minimum funding requirement nor more than the maximum tax-deductible amount under Internal Revenue Service rules and regulations.

     Plan assets consist of mutual funds, corporate equities and cash equivalents at December 31, 1996 and 1995.

     The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition at:

                                                                                        DECEMBER 31,
                                                                       --------------------------------------------------
                                                                              1996                     1995
                                                                       ----------------------   ----------------------
                                                                                       (IN THOUSANDS)
 Actuarial present value of accumulated benefit obligation,
 including vested benefits of $13,301 and $9,911  ..................             $  (14,370)              $  (10,533)
 Actuarial present value of projected benefit obligation for
 service rendered to date    .......................................                (17,301)                 (13,435)
 Plan assets at fair value as of the actuarial date  ...............                 15,728                   12,768
                                                                                 -----                    -----
 Plan assets in excess (below) projected benefit obligation   ......                 (1,573)                    (667)
 Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions  ...............                  3,868                    3,638
 Prior service (cost) benefit not yet recognized in net
 periodic pension cost    ..........................................                     61                       69
 Unrecognized net asset at October 1, 1987, being recognized
 over 15 years   ...................................................                 (1,540)                  (1,808)
                                                                                 -----                    -----
 Prepaid pension cost  .............................................             $      816               $    1,232
                                                                                 =====                    =====

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
12. PENSION PLAN-(CONTINUED)


     Net pension cost includes the following components:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                             1996          1995          1994
                                                           -----------   -----------   -----------
                                                                       (IN THOUSANDS)
 Service cost benefits earned during the period   ......     $ 1,065       $   785       $   811
 Interest cost on projected benefit obligation    ......       1,151         1,010           833
 Estimated return on plan assets   .....................      (1,297)       (1,009)       (1,044)
 Net amortization and deferral  ........................          (3)           44            45
                                                             -------       -------       -------
 Net periodic pension expense   ........................     $   916       $   830       $   645
                                                             =======       =======       =======

     The actuarial assumptions used in accounting for the Plan were:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                            1996        1995        1994
                                                           ---------   ---------   --------
 Weighted average discount rate    .....................     7.50%       8.50%      8.50 %
 Rate of increase in future compensation levels   ......     5.00%       6.50%      6.50 %
 Expected long-term rate of return    ..................     9.00%       9.00%      9.00 %
                                                            =======     =======    ========

     Actuarial assumptions for the years ended December 31, 1996, 1995 and 1994 are projected based upon participant data at October 1 of the same year. Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Management believes that the impact, if any, of the difference between actuarial assumptions utilized on October 1 and those appropriate at December 31 is immaterial. There have been no changes in the plan during the year ended December 31, 1996 that would significantly effect the actuarial assumptions. During the years ended December 31, 1996 and 1995 and 1994, BankAtlantic funded $500,000, $1.1 million and $490,000, respectively to the plan.

     BankAtlantic sponsors a defined contribution plan ("401k Plan") for all employees who have completed six months of service. Employees can contribute up to 14% of their salary, not to exceed $9,500 for 1996 and $9,240 for 1995 and 1994. For employees that fall within the highly compensated criteria, maximum contributions are currently 10% of salary. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $147,000, $75,000 and $98,000 of expenses and employer contributions related to the 401k Plan for the years ended December 31, 1996, 1995 and 1994, respectively. For the year ended December 31, 1996, the Board of Directors declared a discretionary match of 25% of the first 4% of an employee's contribution. Ten percent of the 25% discretionary match related to meeting specific profit goals. For the year ended December 31, 1996 and 1995, participating employees were matched 25% and 15% of their first 4% of contributions.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


13. Commitments and Contingencies

     BANKATLANTIC IS LESSEE UNDER VARIOUS OPERATING LEASES FOR REAL ESTATE AND EQUIPMENT EXTENDING TO the year 2072. The approximate minimum rental under such leases, at December 31, 1996, for the periods shown was (in thousands):

 YEAR ENDING DECEMBER 31,     AMOUNT
---------------------------   ----------
 1997    ..................    $ 3,477
 1998    ..................      3,103
 1999    ..................      2,382
 2000    ..................      1,232
 2001    ..................        741
 Thereafter    ............      3,339
                               --------
   Total    ...............    $ 14,274
                               ========

     Rental expense for premises and equipment was $3.8 million, $3.4 million, and $2.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Included in other liabilities at December 31, 1996 and 1995, is an allowance of $266,000 and $110,000, respectively, for future rental payments on closed branches. Included in the December 31, 1996 allowance for branches closed was a $195,000 reserve for future lease payments on five BNA branches that were closed at acquisition. BankAtlantic opened 5 Wal-Mart in-store branches and added eight branches associated with the BNA acquisition during the year ended December 31, 1996. BankAtlantic purchased two branch locations from unrelated financial institutions, opened three Wal-Mart in-store branches and acquired five branches associated with the MegaBank acquisition during the year ended December 31, 1995. Management has committed to two additional in-store full service branches, which are anticipated to open during the year ended December 31, 1997. The estimated annual lease payments are $48,600, other annual expenses are $50,000, and estimated leasehold improvements and other capitalizable costs associated with the two branches to be opened during 1997, will be approximately $420,000.

     BankAtlantic signed an agreement dated April 29, 1994 with Wal-Mart Stores, Inc., pursuant to which BankAtlantic leased and placed ATMs in 151 Wal-Mart and Sam's Club locations throughout Florida. These ATMs accept BankAtlantic ATM cards, as well as bank cards, Visa, MasterCard and American Express cards that are compatible with national and international Cirrus, Plus and Honor ATM systems.

     During the ordinary course of business, BankAtlantic and its subsidiaries are involved as plaintiff or defendant in various lawsuits. Management, based on discussions with legal counsel believes results of operations or financial position will not be significantly impacted by the resolution of these matters.

     In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk, when it is deemed appropriate in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
13. COMMITMENTS AND CONTINGENCIES-(CONTINUED)


     Financial instruments with off-balance sheet risk were:

                                                                    DECEMBER 31,
                                                             -----------------------------
                                                               1996           1995
                                                             ------------   -----------
                                                                   (IN THOUSANDS)
 Commitments to extend credit, including the undisbursed
 portion of loans in process   ...........................    $ 345,524      $ 201,717
 Standby and documentary letters of credit    ............          520          5,671
 FHLB advance forward commitments    .....................       12,000              0
 Commitments to purchase residential loans    ............       28,000              0
                                                              ==========     ==========

     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include first mortgages on commercial and residential real estate. As part of the commitment for standby letters of credit, BankAtlantic is required to collateralize 120% of the commitment balance with mortgage-backed securities. At December 31, 1996, $4.1 million of mortgage-backed securities were pledged against the commitment balance.

     Standby letters of credit written are conditional commitments issued by or for the benefit of BankAtlantic to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

     BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $28.3 million and $21.5 million December 31, 1996 and 1995, respectively.

     BankAtlantic is a member of the FHLB system. As a member, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta, in amounts at least equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or (ii) 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1996, BankAtlantic was in compliance with this requirement with an investment of approximately $14.8 million in stock of the FHLB of Atlanta.

14. Regulatory Matters

     THE COMPANY, BY VIRTUE OF ITS OWNERSHIP OF ALL OF THE COMMON STOCK OF BANKATLANTIC, IS A UNITARY savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
14. REGULATORY MATTERS-(CONTINUED)

subject to the reporting and the other requirements of the Exchange Act. In addition, BFC owns 2,654,945 and 4,876,124 of Class A and Class B common stock, respectively, which amounts to 41.52% of the Company's common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     On September 30, 1996, President Clinton signed into law H.R. 3610, which recapitalized the SAIF and substantially bridged the assessment rate disparity existing between SAIF and BIF insured institutions. The new law subjected institutions with SAIF assessable deposits, including BankAtlantic, to a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment, which was paid in November 1996, resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996, and under provisions of the law, was treated as a fully deductible "ordinary and necessary business expense" for tax purposes. The $7.2 million charge excludes the $2.3 million amount assessed on BNA deposits which was considered in recording the acquisition of BNA under the purchase method of accounting. As a result of the special assessment, discussed herein, the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996.

     BankAtlantic's deposits are insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Pursuant to the FDICIA, the FDIC adopted transitional regulations implementing risk-based insurance premiums that became effective on January 1, 1993. Under these regulations, institutions are divided into groups based on criteria consistent with those established pursuant to the prompt regulatory action provisions of the FDICIA (see "Savings Institution Regulations-Prompt Regulatory Action", below). Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.

     On December 1, 1996 the FDIC finalized a rule lowering the rates on assessments paid to the SAIF, effective October 1, 1996. The rule also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The FICO assessment rate for the first semi-annual period in 1997 was set at 6.48 basis points annually for SAIF-assessable deposits and 1.30 basis points for BIF assessable deposits. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds merge or until January 1, 2000, whichever occurs first. The rule established a special interim rate schedule of 18 to 27 basis points annually between October 1, 1996 and January 1, 1997. Excess assessments were refunded during January 1997. Insurance premiums range from zero to 27 basis points, with well capitalized institutions in the highest supervisory subgroup paying zero basis points and undercapitalized institutions in the lowest supervisory subgroup paying 27 basis points. BankAtlantic anticipates paying 6.48 basis points for its SAIF-assessable deposits and 1.30 for its BIF-assessable deposits based on it supervisory subgroup. BankAtlantic pays deposit insurance premiums primarily to the SAIF and secondarily to the BIF in connection with the deposits it acquired as a result of the acquisition of MegaBank. All Bank of North America
("BNA") deposits acquired are subject to SAIF premiums. At December 31, 1996, BankAtlantic had approximately $143.8 million of deposits subject to BIF premiums and $1.7 billion subject to SAIF premiums.

     BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
14. REGULATORY MATTERS-(CONTINUED)

possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankAtlantic must meet specific capital guidelines that involve quantitative measures of BankAtlantic's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BankAtlantic's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require BankAtlantic to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that BankAtlantic meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, BankAtlantic is considered a well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized BankAtlantic must maintain minimum total risk-based, Tier I risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since December 31, 1996 that management believes have changed the institution's category.

     BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                                    TO BE WELL
                                                                        FOR CAPITAL              CAPITALIZED UNDER
                                                                         ADEQUACY                PROMPT CORRECTIVE
                                               ACTUAL                    PURPOSES                ACTION PROVISIONS
                                      -------------------------- -------------------------- ------------------------------
                                        AMOUNT       RATIO         AMOUNT        RATIO       AMOUNT          RATIO
                                      ------------   ---------   ------------   ---------   ------------   ------------
                                                                        (IN THOUSANDS)
 As of December 31, 1996:
 Total risk-based capital    ......    $ 193,196      10.83%      $>142,691      >8.00%      $ 178,407        >10.00%
 Tier I risk-based capital   ......    $ 170,865       9.58%      $> 71,363      >4.00%      $ 107,004        > 6.00%
 Tangible capital   ...............    $ 170,865       6.65%      $> 38,547      >1.50%      $  38,547        > 1.50%
 Core capital    ..................    $ 170,865       6.65%      $> 77,094      >3.00%      $ 128,491        > 5.00%
 As of December 31, 1995:
 Total risk-based capital    ......    $133,846       11.67%      $> 91,770      >8.00%      $ 114,713        >10.00%
 Tier I risk-based capital   ......    $119,451       10.41%      $> 45,885      >4.00%      $  68,828        > 6.00%
 Tangible capital   ...............    $119,451        6.90%      $> 25,949      >1.50%      $  25,949        > 1.50%
 Core capital    ..................    $119,451        6.90%      $> 51,899      >3.00%      $  86,498        > 5.00%

15. Subject Portfolio

     FROM 1987 THROUGH 1990, BANKATLANTIC PURCHASED IN EXCESS OF $50 MILLION OF INDIRECT HOME improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers are affiliated with each other but are not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are hereafter referred to as the "Subject Portfolio." The risk of amounts advanced to the dealers is primarily associated with loan performance but secondarily is dependent on the financial

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
15. SUBJECT PORTFOLIO-(CONTINUED)

condition of the dealers. The dealers were to be responsible to BankAtlantic for the amount of the reserve only if the loan giving rise to the reserve became delinquent or was prepaid. One of the dealers filed for protection under the bankruptcy laws of the United States, while the other dealers have not indicated any financial ability to fund the dealer reserve.

     In late 1990, questions arose relating to the practices and procedures used in the origination and underwriting of the Subject Portfolio, which suggested that the dealers, certain home improvement contractors and borrowers, together with certain former employees of BankAtlantic, engaged in practices intended to defraud BankAtlantic. Due to these questions and potential exposure, BankAtlantic performed, and continues to perform, certain investigations, notified appropriate regulatory and law enforcement agencies, and notified its fidelity bond carrier (the "carrier"). After an initial review and discussions with the carrier, BankAtlantic concluded that any losses sustained from the Subject Portfolio would adequately be covered by its fidelity bond coverage and, in fact, on August 13, 1991, the carrier advanced $1.5 million against BankAtlantic's losses. This payment and future payments by the carrier are subject to identification and confirmation of the losses which are appropriately covered under the fidelity bond.

     Subsequently, commencing in September, 1991, as a consequence of issues raised by the carrier, BankAtlantic reviewed the Subject Portfolio without regard to the availability of any fidelity bond coverage. As a result of the review, the provision for loan losses for the year ended December 31, 1991 was increased by approximately $5.7 million, approximately $5.5 million of loans were charged off, and $2.7 million of dealer reserves were charged to current operations. On December 20, 1991, the carrier denied coverage and BankAtlantic thereafter filed an appropriate action against the carrier.

     On October 30, 1992, BankAtlantic and the carrier entered into the Covenant. Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against the carrier, but has agreed to limit execution on any judgment obtained against the carrier to $18 million. Further, BankAtlantic agreed to join certain third parties as defendants in that action. The carrier paid BankAtlantic $6.1 million during the fourth quarter of 1992, $3 million in November 1993, and an additional $2.9 million in November 1994. Such amounts related to losses and expenses previously charged to operations by BankAtlantic. Additional reimbursements have been made on a quarterly reporting basis commencing with the period ended December 31, 1992. Reimbursable amounts are as defined in the Covenant. Based upon such definitions BankAtlantic recorded estimated charges to operations in advance of when such charges became reimbursable. Amounts to be reimbursed were reflected in the period for which the reimbursement is related. Through December 31, 1995 and 1994, the carrier has paid or committed to pay approximately $18.0 million and $17.9 million, respectively. The financial statement effect of the Covenant for the fourth quarter and year ended December 31, 1992 was to reduce expenses by $3.3 million, increase interest income by $1.9 million and to record $7.3 million of loan loss recoveries. In no event will the carrier be obligated to pay BankAtlantic in the aggregate more than $18 million, which amount has been fully paid. However, in the event of recovery by BankAtlantic of damages from third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts, plus any payments received from the carrier, equal $22 million. Thereafter, the carrier will be entitled to any such recoveries to the extent of its payments to BankAtlantic. To the extent that BankAtlantic incurs losses in excess of $18 million plus available recoveries from third parties, BankAtlantic will be required to absorb any such losses. BankAtlantic also agreed to exercise reasonable collection activities with regard to the Subject Portfolio and to provide the carrier with a credit for any recoveries with respect to such loans against future losses that the carrier would otherwise be obligated to reimburse. The carrier has

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
15. SUBJECT PORTFOLIO-(CONTINUED)

no further obligations for reimbursement. In August 1994, BankAtlantic filed an action against the dealers, certain home improvement contractors, and various individuals seeking compensatory and other damages. On February 17, 1995, the United States Attorney for the Eastern District of New York and the Assistant Attorney General, Tax Division, United States Department of Justice, announced that the President of the dealers noted above has pleaded guilty to bank fraud, bribery and tax fraud conspiracy charges. The guilty plea states that BankAtlantic was one of the financial institutions which was defrauded by the dealers and various home improvement contractors.

     Three actions have been filed, two in New Jersey and one in New York, relating to the Subject Portfolio. One of the New Jersey actions was brought on behalf of the State of the New Jersey. The New York action and the action brought by the State of New Jersey were resolved in 1996 and 1995, respectively. The remaining New Jersey action, which was brought against over 25 parties, including BankAtlantic, purports to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions including BankAtlantic. This action seeks, among other things, rescission of the loan agreements and damages. In November 1995, the court in the remaining New Jersey action entered an order dismissing the complaint against BankAtlantic and plaintiffs appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action may be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court has made a determination as to plaintiff's ability to maintain this case as a class action.

     The balance of the loans associated with the Subject Portfolio amounted to approximately $9.9 million and $14.2 million at December 31, 1996 and 1995, respectively. The related dealer reserve had been completely charged-off by December 31, 1993. Net charge-offs relating to the Subject Portfolio amounted to $666,000, $1.0 million, and $1.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. All 1994 charge-offs were recovered from the carrier compared to none in 1995. At December 31, 1996, 10% of the loans were secured by collateral in South Florida and 90% of such loans were secured by collateral in the northeastern United States, respectively. Collateral for these loans is generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Loans in the Subject Portfolio are charged-off if payments are more than 90 days delinquent. While management believes that established reserves will be adequate to cover any additional losses that BankAtlantic may incur from the Subject Portfolio or the above described litigation, there is no assurance that this will be the case.

16. Parent Company Financial Information

     THE COMPANY WAS NOT IN EXISTENCE PRIOR TO JULY 13, 1994. CONDENSED STATEMENTS OF FINANCIAL Condition and Condensed Statements of Operations of the Company, at December 31, 1996 and 1995 and for each of the periods shown below. (in thousands):

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
16. PARENT COMPANY FINANCIAL INFORMATION-(CONTINUED)


                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                          DECEMBER 31,
                                                                                    -------------------------
                                                                                       1996         1995
                                                                                    ------------ -----------
ASSETS
Cash deposited at BankAtlantic  ...................................................   $ 20,226    $  2,079
Debt securities available for sale    .............................................      5,843       1,892
Investment in subsidiaries   ......................................................    200,760     136,816
Due from BankAtlantic  ............................................................          0         639
Deferred offering costs on subordinated debentures   ..............................      3,156       1,023
Income tax receivable  ............................................................      1,819         448
Other assets  .....................................................................        175           0
                                                                                      ---------   ---------
Total assets  .....................................................................   $ 231,979   $ 142,897
                                                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated debentures and note payable    .......................................   $ 78,500    $ 21,001
Due to BankAtlantic    ............................................................      2,742           0
Other liabilities   ...............................................................      3,033       1,335
                                                                                      ---------   ---------
Total liabilities   ...............................................................     84,275      22,336
                                                                                      ---------   ---------
Stockholders' equity:
Preferred Stock, $25.00 per share preference value, $0.01 par value
 10,000,000 shares authorized; none outstanding   .................................          0           0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued
 and outstanding, 7,807,258 and zero  .............................................         78           0
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued
 and outstanding, 10,542,116 and 10,592,999 shares   ..............................        105         106
Additional paid-in capital   ......................................................     64,171      48,905
Retained earnings   ...............................................................     82,602      65,817
                                                                                      ---------   ---------
Total stockholder's equity before net unrealized appreciation on debt securities
 available for sale-net of deferred income taxes  .................................    146,956     114,828
Net unrealized appreciation on debt securities available for sale
 and owned by BankAtlantic-net of deferred income taxes    ........................        748       5,733
Total stockholders' equity  ......................................................    147,704     120,561
                                                                                      ---------   ---------
Total liabilities and stockholders' equity    ....................................   $ 231,979   $ 142,897
                                                                                      =========   =========

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996       1995       1994
                                                                               ----------- ---------- ----------
Interest income on repurchase agreements and deposits at BankAtlantic   ......   $   597     $    51   $     0
Interest income on Federal agency securities    ..............................       209          29         0
                                                                                 -------     -------   --------
Total interest income   ......................................................       806          80         0
                                                                                 -------     -------   --------
Interest expense on subordinated debentures and note payable   ...............     4,018         776         0
Net interest (expense)  ......................................................    (3,212)       (696)        0
Other expenses    ............................................................       (39)         (5)        0
                                                                                 -------     -------   --------
Loss before income tax benefit and earnings of subsidiaries    ...............    (3,251)       (701)        0
Income tax benefit   .........................................................     1,253         274         0
                                                                                 -------     -------   --------
(Loss) before earnings of subsidiaries    ....................................    (1,998)       (427)        0
Equity in undistributed net earnings of subsidiaries excluding BankAtlantic           27           1         0
Equity in net earnings of BankAtlantic    ....................................    20,982      18,845    16,835
                                                                                 -------     -------   --------
Net income  ..................................................................  $ 19,011    $ 18,419   $ 16,835
                                                                                 =======     =======   ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
16. PARENT COMPANY FINANCIAL INFORMATION-(CONTINUED)


                       CONDENSED STATEMENT OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                            -----------------------------
                                                                              1996           1995
                                                                            ------------   -----------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income   ............................................................     $ 19,011       $ 18,419
Adjustment to reconcile net income to net cash provided (used)
 by operating activities:
Equity in net earnings of BankAtlantic and other subsidiaries   .........      (21,009)       (18,846)
Accretion on debt securities available for sale  ........................         (209)           (29)
Amortization of note payable deferred costs   ...........................            0             69
Amortization of subordinated debentures deferred costs    ...............          222             29
Increase in dividends payable  ..........................................           85             69
Increase in accrued interest payable    .................................        1,859            522
Increase (decrease) in other liabilities   ..............................         (127)           347
(Decrease) increase in receivable (payable) from (to) BankAtlantic    ...        3,381           (241)
Increase in income tax receivable    ....................................       (1,371)          (448)
                                                                              --------       --------
Net cash provided (used) by operating activities    .....................        1,842           (109)
                                                                              --------       --------
INVESTING ACTIVITIES:
Purchase of BankAtlantic preferred stock   ..............................            0         (4,000)
Additional investment in BankAtlantic   .................................      (54,000)        (6,000)
Dividends from BankAtlantic preferred and common stock    ...............        6,080          3,034
Purchase of investment securities    ....................................      (13,617)        (3,663)
Proceeds from maturity of investment securities  ........................        9,700          1,800
                                                                              --------       --------
Net cash used by investing activities   .................................      (51,837)        (8,829)
                                                                              --------       --------
FINANCING ACTIVITIES:
Issuance of common stock upon exercise of options, net    ...............       18,417          1,709
Common stock dividends paid    ..........................................       (2,159)        (1,672)
Preferred stock dividends paid    .......................................            0           (677)
Proceeds from note payable  .............................................            0          4,000
Repayment of note payable   .............................................           (1)        (3,999)
Proceeds from issuance of subordinated debentures   .....................       57,500         21,000
Deferred costs on subordinated debentures  ..............................       (2,356)        (1,052)
Preferred stock redemption  .............................................            0         (8,383)
Payment to acquire and retire common stock    ...........................       (3,259)             0
                                                                              --------       --------
Net cash provided by financing activities  ..............................       68,142         10,926
                                                                              --------       --------
Increase in cash and cash equivalents   .................................       18,147          1,988
Cash and cash equivalents at beginning of period    .....................        2,079             91
                                                                              --------       --------
Cash and cash equivalents at end of period    ...........................     $ 20,226       $  2,079
                                                                              ========       ========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid   .........................................................     $  1,937       $    161
Common stock dividends declared and not paid until subsequent period  ...          551            467
Increase (decrease) in stockholders' equity from net unrealized appreciation on debt securities available for sale by BankAtlantic,
 less related deferred income taxes  ....................................       (4,985)         5,540
Increase in equity for the tax effect related to the exercise
 of employee stock options  .............................................          118            173

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


17. Selected Quarterly Results (Unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands except per share data):

                                         FIRST       SECOND        THIRD       FOURTH
1996                                    QUARTER      QUARTER      QUARTER      QUARTER      TOTAL
------------------------------------- ------------ ------------ ------------ ------------ -----------
Interest income    ..................  $   32,092   $   32,758   $   38,521   $   49,260   $  152,631
Interest expense   ..................      15,620       15,096       19,610       26,705       77,031
                                       -----------  -----------  -----------  -----------  -----------
Net interest income   ...............  $   16,472   $   17,662   $   18,991   $   22,555   $   75,600
Provision for loan losses   .........  $      940   $    1,455   $    1,869   $    1,580   $    5,844
                                       -----------  -----------  -----------  -----------  -----------
Net interest income after provision
 for loan losses   ..................  $   15,532   $   16,207   $   17,042   $   20,975   $   69,756
                                       -----------  -----------  -----------  -----------  -----------
Income before income taxes  .........  $    7,851   $    9,236   $    1,977   $   12,188   $   31,252
                                       -----------  -----------  -----------  -----------  -----------
Net income   ........................  $    4,710   $    5,549   $    1,091   $    7,661   $   19,011
                                       ===========  ===========  ===========  ===========  ===========
Income per common and common
 equivalent share  ..................  $     0.27   $     0.29   $     0.06   $     0.40   $     1.01
                                       ===========  ===========  ===========  ===========  ===========
Income per common and common
 equivalent share assuming full
 dilution    ........................  $     0.27   $     0.29   $     0.06   $     0.33   $     0.93
                                       ===========  ===========  ===========  ===========  ===========
Weighted average number of
 common and common equivalent
 shares outstanding   ...............  17,644,250   19,377,105   19,262,360   19,295,514   18,896,691
                                       ===========  ===========  ===========  ===========  ===========
Weighted average number of
 common and common equivalent
 shares outstanding assuming full
 dilution    ........................  17,699,328   19,377,105   19,402,964   24,911,634   21,833,015
                                       ===========  ===========  ===========  ===========  ===========

     During the third quarter of 1996, a SAIF one-time special assessment resulted in a pre-tax charge of $7.2 million. During the fourth quarter of 1996, the Company sold office properties with a book value of $8.1 million for a pre-tax gain of $3.1 million. Furthermore, during the fourth quarter of 1996 mortgage servicing rights were sold for a pre-tax gain of $1.6 million.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
17. SELECTED QUARTERLY RESULTS (UNAUDITED)-(CONTINUED)


                                       FIRST         SECOND          THIRD          FOURTH
1995                                  QUARTER        QUARTER        QUARTER         QUARTER           TOTAL
----------------------------------   ------------   ------------   ------------   --------------   ---------------
Interest income    ...............   $   30,452     $   32,588     $   33,683      $   33,354          $  130,077
Interest expense   ...............       15,655         16,743         16,704          16,584              65,686
                                     -----------    -----------    -----------     -----------         -----------
Net interest income   ............   $   14,797     $   15,845     $   16,979      $   16,770          $   64,391
Provision for loan losses   ......   $      176     $    1,205     $    1,436      $    1,365          $    4,182
                                     -----------    -----------    -----------     -----------         -----------
Net interest income after
 provision for loan losses           $   14,621     $   14,640     $   15,543      $   15,405          $   60,209
                                     -----------    -----------    -----------     -----------         -----------
Income before income
taxes  ...........................   $    6,727     $    7,706     $    7,721      $    6,283          $   28,437
                                     -----------    -----------    -----------     -----------         -----------
Net income   .....................   $    4,381     $    4,935     $    5,038      $    4,065          $   18,419
                                     ===========    ===========    ===========     ===========         ===========
Income per common and
 common equivalent
 share    ........................   $     0.25     $     0.28     $     0.28      $     0.16(A)       $     0.97(A)
                                     ===========    ===========    ===========     ===========         ===========
Income per common and
 common equivalent
 share assuming full
 dilution    .....................   $     0.25     $     0.28     $     0.28      $     0.16(A)       $     0.96(A)
                                     ===========    ===========    ===========     ===========         ===========
Weighted average number
 of common and
 common equivalent
 shares outstanding   ............   16,518,078     16,577,091     17,224,430      17,361,981          16,922,816
                                     ===========    ===========    ===========     ===========         ===========
Weighted average number
 of common and
 common equivalent
 shares outstanding
 assuming
 full dilution  ..................   16,518,078     16,739,850     17,360,134      17,361,981          17,084,563
                                     ===========    ===========    ===========     ===========         ===========


(A) During the fourth quarter of 1995, the Company redeemed $8.4 million of preferred stock. The October 7, 1995 preferred stock redemption resulted in a $1.4 million payment above the recorded amount of the preferred stock. Such excess is treated as preferred stock dividend which impacted earnings per share by $.08 primary and fully diluted earnings per share, for the year 1995 and $.08 for both primary and fully diluted earnings per share for the fourth quarter of 1995.

18. Other Information

     Alan B. Levan, serves as the Chairman, Chief Executive Officer and President of BankAtlantic, the Company and BFC. John E. Abdo is the Vice Chairman of BankAtlantic, the Company, and BFC and President of BankAtlantic Development Corporation, a wholly owned subsidiary of BankAtlantic. On January 6, 1997, John O'Neill, the former President and Director of BankAtlantic and the Company resigned.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
18. OTHER INFORMATION-(CONTINUED)


     In August 1996, BBC announced a plan to purchase up to 1.25 million shares of the Company's common stock. As of December 31, 1996, the Company repurchased in the secondary market 228,125 and 112,500 of Class A and Class B common shares, respectively, for $3.3 million. These shares were retired at the time of repurchase.

19. Estimated Fair Value of Financial Instruments

     The information set forth below provides disclosure of the estimated fair value of BankAtlantic's financial instruments presented in accordance with the requirements of Statement. No. 107, "Disclosures about Fair Value of
Financial Instruments" ("FAS 107") issued by the FASB.

     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category such as commercial, commercial real estate, residential mortgage, second mortgages, and other installment. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

     The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

     For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. BankAtlantic's interest rate risk is considered insignificant since the majority of BankAtlantic's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than one year.

     Fair values of non-performing loans are based on the assumption that non-performing loans are on a non-accrual status discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are judgmentally determined using available market information and specific borrower information.

     The book value of tax certificates approximates market value. Fair value of mortgage-backed and investment securities is estimated based on bid prices available from security dealers. Estimated cash flows of securities were based on BankAtlantic's historical experience, modified by current economic conditions.

     Fair value of mortgage-backed securities is estimated based on bid prices available from security dealers.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
19. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS-(CONTINUED)


     Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by the Bank for such remaining maturities.

     The book value of securities sold under agreements to repurchase and note payable approximates fair value.

     The fair values of advances from FHLB, were based upon comparable terms to maturity, interest rates and issuer credit standing.

     The following table presents information for BankAtlantic's financial instruments at December 31, 1996 and 1995 (in thousands):

                                              DECEMBER 31, 1996            DECEMBER 31, 1995
                                        ----------------------------- -----------------------------
                                          CARRYING         FAIR         CARRYING         FAIR
                                           AMOUNT          VALUE         AMOUNT         VALUE
                                        -------------- -------------- -------------- -------------
 Financial assets:
  Cash and due from depository
 institutions  ........................   $  102,995     $  102,995     $   69,867    $   69,867
  Federal funds sold and other
 short term investments    ............        6,148          6,148              0             0
  Debt securities available for sale         439,345        439,345        691,803       691,803
  Investment securities    ............       54,511         54,511         49,856        49,856
  Loans receivable   ..................    1,824,856      1,832,814        828,630       839,763
 Financial liabilities:
  Deposits  ...........................   $ 1,832,780    $ 1,828,656    $ 1,300,377   $ 1,306,732
  Securities sold under agreements
 to repurchase    .....................      190,588        190,593         66,237        66,240
  Advances from FHLB    ...............      295,700        293,587        201,785       201,795
  Subordinated debentures and
 note payable  ........................       78,500         73,036         21,001        21,537
  Federal funds purchased  ............            0              0          1,200         1,200

     The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments approximates fair value (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments).

20. Acquisitions

     On October 11, 1996, BankAtlantic consummated its acquisition of Bank of North America Bancorp ("BNAB") for $53.8 million in cash. The acquisition was accounted for as a purchase for financial reporting purposes as of October 1, 1996. The results of operations include BNAB since October 1, 1996. Funds were obtained through a $57.5 million debt offering and traditional sources. Interest expense of $87,000 was imputed on the purchase price for the period of October 1, 1996 (effective date) through October 11, 1996 (acquisition date).

     BNAB's primary asset was its wholly owned subsidiary, Bank of North America ("BNA"), a Florida chartered commercial bank. BNA had assets of $525.5 million and a net loss of $2.5 million for the nine

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
20. ACQUISITIONS-(CONTINUED)

months ended September 30, 1996 and net income of $2.2 million for the year ended December 31, 1995. BNA had 13 branches, 5 of which were closed upon acquisition.

     On February 17, 1995, BankAtlantic completed an acquisition of MegaBank, a Miami-based commercial bank, for $21.4 million in cash, of which $900,000 was paid to the Chief Executive Officer of MegaBank in connection with a non-competition agreement. MegaBank had assets of approximately $152 million. The MegaBank acquisition added 5 branches to BankAtlantic's branch network.

     The MegaBank acquisition, accounted for by the purchase method of accounting, was effective for financial statement purposes as of February 1, 1995. The results of operations include MegaBank since February 1, 1995. Funds for this acquisition were obtained from traditional sources. Interest expense of $34,000 was imputed on the purchase price for the period of February 1, 1995 (effective date) through February 17, 1995 (acquisition date).

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
20. ACQUISITIONS-(CONTINUED)


     The net cash utilized in the purchase is summarized below.

     The fair value of assets acquired and liabilities assumed inconjunction with the purchase of all the capital stock of Bank of North America in 1996 and MegaBank in 1995 is as follows:

                                                                 DECEMBER 31
                                                           ---------------------------
                                                             1996         1995
                                                           -----------   ----------
                                                                (IN THOUSANDS)
 Cash   ................................................    $ 16,814      $ 6,512
 Interest bearing deposits with banks    ...............      19,795            0
 Investments  ..........................................           0        1,700
 FHLB stock   ..........................................       2,788            0
 Deferred tax asset    .................................       2,464        2,697
 Loans receivable, net    ..............................     395,030      116,389
 Debt securities available for sale   ..................      66,371       18,119
 Cost over fair value of net assets acquired   .........      19,313       12,072
 Accrued interest receivable    ........................       4,181        1,208
 Real estate owned  ....................................       1,017          348
 Property and equipment   ..............................       6,098          613
 Mortgage loan servicing rights    .....................       4,047            0
 Non-competition agreement   ...........................           0          900
 Other assets    .......................................       8,220        3,137
                                                            ---------     --------
   Fair value of assets acquired   .....................     546,138      163,695
 Deposits  .............................................     469,092      120,165
 Securities sold under agreements to repurchase   ......       1,935       20,615
 FHLB advances   .......................................       5,027            0
 Advances by borrowers for taxes and insurance    ......       8,740            0
 Other liabilities  ....................................       6,874        1,954
                                                            ---------     --------
   Fair value of liabilities assumed  ..................     491,668      142,734
 Acquisition costs  ....................................         655          465
                                                            ---------     --------
 Purchase of Bank   ....................................    $ 55,125      $ 21,426
                                                            ---------     --------
 Cash acquired   .......................................      16,814        6,512
                                                            ---------     --------
 Purchase of Bank, net of cash acquired  ...............    $ 38,311      $ 14,914
                                                            =========     ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
20. ACQUISITIONS-(CONTINUED)


     The following table indicates the estimated net decrease in earnings resulting from the net amortization/accretion of the adjustments, including the excess of costs over fair value of net assets acquired, resulting from the use of the purchase method of accounting during each of the years 1997 through 2001. The amounts (in thousands) assume no sales or dispositions of the related assets or liabilities.

                               NET DECREASE OF
 YEARS ENDING DECEMBER 31,      NET EARNINGS
----------------------------   -----------------
 1997  .....................       $  (2,957)
 1998  .....................       $  (3,142)
 1999  .....................       $  (2,737)
 2000  .....................       $  (2,635)
 2001  .....................       $  (2,610)
 Thereafter  ...............       $ (15,547)

     Adjustments to fair value are being amortized on a straight-line basis, which approximates the level yield method, over the estimated average term of three years for loans and investments, and one year for deposits. Cost over fair value of net assets acquired does not qualify for amortization for tax purposes. Costs over fair value of net assets acquired is being amortized on a straight-line basis over its estimated useful life of 15 years and 10 years for the BNA and MegaBank acquisitions, respectively. The cost over fair value of net assets acquired as of December 31, 1996 and 1995 is $28.6 million and $10.8 million. The $900,000 non-competition agreement is considered an intangible asset for tax purposes and amortized ratably over 15 years. At December 31, 1996 and 1995, the non-competition agreement balance was $417,000 and $696,000, respectively. The agreement is being amortized on a straight-line basis for financial statement purposes over its useful life which was revised from six years to approximately three years upon the resignation of the former MegaBank CEO from BankAtlantic's senior management group.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
20. ACQUISITIONS-(CONTINUED)


     The following is proforma information for the year ended December 31, 1996 and 1995 as if the acquisitions were consummated on January 1, 1996 and 1995, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented. (in thousands, except for per share data):

                                                                FOR THE YEAR ENDED
                                            -------------------------------------------------------------
                                                 DECEMBER 31, 1996              DECEMBER 31, 1995
                                            ------------------------------ ------------------------------
                                            HISTORICAL      PROFORMA       HISTORICAL      PROFORMA
                                            -------------   ------------   -------------   -----------
 Interest income    .....................     $ 152,631      $ 182,921       $ 130,077      $ 170,071
 Interest expense   .....................        77,031         95,975          65,686         91,756
 Provision for loan losses   ............         5,844          9,087           4,182          5,332
                                              ----------     ----------      ----------     ----------
 Net interest income after provision
 for loan losses    .....................        69,756         77,859          60,209         72,983
                                              ----------     ----------      ----------     ----------
 Net Income   ...........................     $  19,011      $  13,807       $  18,419      $  17,143
                                              ==========     ==========      ==========     ==========
 Income per common and common
 equivalent share   .....................     $    1.01      $    0.73       $    0.97      $    0.89
                                              ==========     ==========      ==========     ==========
 Income per common and common equivalent
 share assuming full dilution   .........     $    0.93      $    0.69       $    0.96      $    0.88
                                              ==========     ==========      ==========     ==========

     The proforma includes losses incurred by BNA of $3.0 million on the sale of treasury notes and a $2.3 million SAIF one time special assessment.

     The following is proforma information for the year ended December 31, 1994 as if the 1995 MegaBank purchase was consummated on January 1, 1994 (in thousands, except for per share data):

                                                                FOR THE YEAR ENDED DECEMBER 31
                                                                ------------------------------
                                                                HISTORICAL      PROFORMA
                                                                -------------   -----------
 Interest income   ..........................................     $ 98,549       $ 110,900
 Interest expense  ..........................................       41,431          46,096
 Provision for loan losses  .................................        2,299           2,869
                                                                  ---------      ----------
 Net interest income after provision for loan losses   ......       54,819          61,935
                                                                  ---------      ----------
 Net Income  ................................................     $ 16,835       $  16,680
                                                                  =========      ==========
 Income per common and common equivalent share   ............     $   0.97       $    0.96
                                                                  =========      ==========
 Income per common and common equivalent share
 assuming full dilution  ....................................     $   0.97       $    0.96
                                                                  =========      ==========

     The proforma has been adjusted for MegaBank to exclude transaction costs of $635,000 from historical results. Such transaction costs consisted primarily of contract and employee severance costs. These proforma results may not be representative of the actual results that would have occurred or may occur in the future if the transaction had been in effect on the date indicated.

          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

         Items 10 through 13 will be provided by incorporating the information required under such items by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10K, or, alternatively, by amendment to this Form 10K under cover of 10K-A no later than the end of such 120 day period

                                     PART IV


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

                             Independent Auditor's Report dated January 28, 1997

                             Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.

                             Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996.

                             Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended December 31, 1996.

                             Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996.

                             Notes to Consolidated Financial Statements for the three years ended December 31, 1996.


         (2)      FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

         (3)      EXHIBITS

       The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:


   Exhibit
   Number                                 Description                                                  Reference
------------------------------------------------------------------------------------------------------------------------------------
    3.1              Charter S. as amended.                                       Exhibit 3.2 to the Form 10K for the year ended
                                                                                   December 31, 1990.
    3.2              By-Laws, as amended                                          Exhibit 3.2 to the Form 10K for the three
                                                                                   months ended December 31, 1988.

    4.4              Subordinated debenture indenture                             Filed with 9% subordinated debenture prospectus
                                                                                   dated September 22, 1995.
                                                                                   Filed with 6 3/4 % subordinated debenture
                                                                                   prospectus  dated June 5, 1996.
    10.10            Omnibus Agreement between BankAtlantic                       Exhibit 10.11 to the 1985 Form 10K.
                        Development and Kalik, Elwood, Richardson &               Amendments filed as Exhibit 10.10 to the 1987
                        Associates, Inc., dated as of June 24, 1985, and          Form 10K.
                        amendments thereto.

    10.11            AFS Savings Plan and AFS Trust Agreement.                    Exhibit 10.11 to the 1987 Form 10K.
    12.1             Ratio of Earnings to Fixed Charges.                          Filed with this Report.
    22.1             Subsidiaries of the Registrant.                              Filed with this Report.
    23.1             Consent of KPMG Peat Marwick, LLP                            Filed with this Report.
    27               Financial Data Schedule                                      Filed with this Report.



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BANKATLANTIC BANCORP, INC.

March 21, 1997                       By:  /S/ALAN B. LEVAN
                                          -------------------------------------
                                          Alan B. Levan, Chairman of the Board,
                                          Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                        SIGNATURE                                                         TITLE
                        ---------                                                         -----
/s/Alan B. Levan                                                Chairman of the Board, Chief Executive Officer and
---------------------------------------------------------       President
Alan B. Levan

/s/John E Abdo                                                  Vice Chairman of the Board; President of BankAtlantic
---------------------------------------------------------       Development Corporation
John E. Abdo

/s/Frank V. Grieco                                              Senior Executive Vice President and Director
---------------------------------------------------------
Frank V. Grieco

/s/Jasper R. Eanes                                              Executive Vice President and Chief Financial Officer
---------------------------------------------------------
Jasper R. Eanes


---------------------------------------------------------       Director
Steven M. Coldren

/s/Mary E. Ginestra                                             Director
---------------------------------------------------------
Mary E. Ginestra

/s/Bruno Di Giulian                                             Director
---------------------------------------------------------
Bruno Di Giulian

/s/Charlie C. Winningham, II                                    Director
---------------------------------------------------------
Charlie C. Winninghamn, II


                               INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER               DESCRIPTION                                      PAGE
-------              -----------                                 ------------

12.1                 Ratio of Earnings to Fixed Charges.
22.1                 Subsidiaries of the Registrant
23.1                 Consent of KPMG Peat Marwick, LLP
27                   Financial Data Schedule