Form 10-K/A
period 1996-12-31
BANKATLANTIC BANCORP INC
filed 1997-04-30
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10K/A

[X] Amendment to Application or Report Filed Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

                      For the year ended December 31, 1996
                             Commission File Number
                                    33-81972



                           BankAtlantic Bancorp, Inc.
             (Exact name of registrant as specified in its Charter)



          United States of America                               65-0507804
      (State of other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

        1750 East Sunrise Boulevard
          Ft. Lauderdale, Florida                                   33304
  (Address of principal executive offices)                       (Zip Code)




                                 (954) 760-5000
              (Registrant's telephone number, including area code)



                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10K

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

    Add the following items to Part III:

        Item 10. Directors and Executive Officers of the Registrant.
        Item 11. Executive Compensation.
        Item 12. Security Ownership of Certain Beneficial Owners and Management.
        Item 13. Certain Relationships and Related Transactions.

Such items are attached hereto.

                                     ITEM 10
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the directors of BankAtlantic Bancorp, Inc.(the "Company") The table contains certain information with respect to the directors, including the principal occupation or employment for at least the previous five years, his or her positions or offices at the Company and BankAtlantic, A Federal Savings Bank ("BankAtlantic") and the number and percentage of shares of the Company's Class A and Class B Common Stock beneficially owned by each director as of April 1, 1997.

                                                                              Amount and Nature
                                                                                of Beneficial
                                                                              Ownership as of
                                                                                April 1, 1997
                                                                                -------------
                                                                                                               Percent   Percent
                                                                                                                  of        of
                                                                      First       Class A      Class B          Class A   Class B
                                                                     Became a     Common       Common           Common    Common
                                                                Age  Director(5)   Stock        Stock            Stock     Stock
                                                                ---  -----------   -----        -----            -----     -----

NAME AND PRINCIPAL OCCUPATION OR EMPLOYMENT (1)
-----------------------------------------------
DIRECTORS WHOSE TERMS END IN 1997

JOHN E. ABDO                                                     53    1984          100        84,408    (6)       *         *
 Vice Chairman of the Company and BankAtlantic. Elected as
 an officer of  BankAtlantic  in 1987.   President  and
 Chief Executive  Officer of Wellington Construction &
 Realty, Inc.,  Director of Benihana National Corporation,
 Director and Chairman  of  the  Board  of Coconut  Code,
 Inc., Vice Chairman of BFC Financial Corporation.

BRUNO DI GIULIAN                                                 63    1985       22,710 (4)(6) 52,734    (4)(6)    *         *
Of  counsel,  Ruden  McClosky  Smith  Schuster  &  Russell,
P.A., a  law firm.

FRANK V. GRIECO                                                  52    1991        5,700 (6)    21,099    (6)       *         *
Senior   Executive   Vice  President  of  the  Company  and
BankAtlantic. Elected as an officer of BankAtlantic in 1991.

DIRECTORS WHOSE TERMS END IN 1998

STEVEN M. COLDREN                                                49    1986        8,015 (3)(6) 19,894    (3)(6)    *         *
Chairman and President of Business Information Systems, Inc.,
a distributor of dictation, word processing and computer
equipment and Chairman of Digital Information Systems Corp., a  distributor of hospital computer systems.

MARY E. GINESTRA                                                 72    1980       15,640 (6)    40,163    (6)       *         *
Private Investor

CHARLIE C. WINNINGHAM, II                                        64    1976       40,925 (3)(6) 85,122    (3)(6)    *         *
President  of  C.C. Winningham Corporation, a land surveying firm.

DIRECTOR WHOSE TERM ENDS IN 1999

ALAN B. LEVAN                                                    52    1984    2,655,062 (2)    5,044,792 (2)   33.96     46.99
Chairman  of  the  Board, Chief Executive Officer and President
of the Company and BankAtlantic. Elected as an officer of
BankAtlantic in 1987. President, Chairman of the Board and Chief
Executive Officer of BFC Financial Corporation.

*    Less than one percent of the class.





(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2) Mr. Levan has sole investment power with respect to 117 shares of Class A Common Stock and sole voting and investment power with respect to 208 shares of Class B Common Stock. Includes beneficial ownership of 168,460 shares of Class B Common Stock which may be acquired within 60 days pursuant to stock options. See "Security Ownership of Certain Beneficial Owners and Management" for a description of the shares of Class A and Class B Common Stock owned by BFC. Mr. Levan may be deemed to be the beneficial owner of the shares of the Company owned by BFC.
(3)      Shares  beneficially  owned by the indicated director and his wife are:
         Mr. Coldren - 203 Class A shares, 360 Class B shares; and Mr. Winningham - 33,112 Class A shares, 58,873 Class B shares. The indicated director shares voting and investment power with respect to these shares.
(4) The indicated director's wife beneficially owns 8,276 Class A shares and 33,106 Class B shares.
(5) Indicates date of becoming a director of BankAtlantic. Each director became a director of the Company on July 13, 1994 when BankAtlantic completed its reorganization into a holding company structure.
(6) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options: Mr. Abdo - 84,230 Class B shares; Mr. Di Giulian - 7,813 Class A shares, 26,249 Class B shares; Mr. Grieco - 8,741 Class B shares; Mr. Coldren - 7,813 Class A shares, 19,534 Class B shares; Mrs. Ginestra - 7,813 Class A shares, 26,249 Class B shares; and Mr. Winningham - 7,813 Class A shares, 26,249 Class B shares.


IDENTIFICATION OF EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

The following individuals are executive officers of the Company and/or its wholly owned subsidiary, BankAtlantic:

    Name           Age                 Position
    ----           ---                 --------
Alan B. Levan       52    Chairman of the Board, Chief Executive Officer and
                          President of the Company and BankAtlantic
John E. Abdo        53    Vice Chairman of the Company and BankAtlantic,
                          President of BankAtlantic Development Corporation,
                          a wholly owned subsidiary of BankAtlantic
Frank V. Grieco     52    Senior Executive Vice President of the Company and
                          BankAtlantic
Jean E. Carvalho    62    Executive Vice President, Corporate Secretary of the
                          Company and BankAtlantic
Jasper R. Eanes     51    Executive Vice President and Chief Financial Officer
                          of the Company and BankAtlantic
Dennis B. Holthaus  48    Executive Vice President, Capital Services/Real Estate
                          Financing and Services Division of BankAtlantic
Lewis F. Sarrica    53    Executive Vice President and Chief Investment Officer
                          of BankAtlantic
Marcia K. Snyder    42    Executive Vice President, Corporate Lending Division
                          of BankAtlantic
James C. Spector    63    Executive Vice President, Corporate/Capital Services
                          Division of BankAtlantic
Andrea J. Allen     40    Executive Vice President, Operations and Management
                          Information Systems Division of BankAtlantic

All officers serve until they resign or are replaced or removed by the Board of Directors.

The following additional information is provided for the executive officers shown above who are not directors of the Company:

JEAN E. CARVALHO joined BankAtlantic in December 1978 and became Executive Vice President, Corporate Secretary in March 1997. Ms. Carvalho became Corporate Secretary of the Company in November 1994.

JASPER R. EANES joined BankAtlantic in January 1989 and became Executive Vice President, Chief Financial Officer in August 1989. Mr. Eanes became Executive Vice President, Chief Financial Officer of the Company on July 13, 1994 when BankAtlantic completed its reorganization into a holding company structure.

DENNIS B. HOLTHAUS joined BankAtlantic in February 1996 as Executive Vice President, Capital Services/Real Estate Financing and Services Division. Prior to joining BankAtlantic, Mr. Holthaus was Executive Vice
President, Treasurer and Chief Financial Officer of Citizens Federal Bank, a Federal Savings Bank.

LEWIS F. SARRICA joined BankAtlantic in April 1986 and became Executive Vice President, Chief Investment Officer in December 1986.

MARCIA K. SNYDER joined BankAtlantic in November 1987 and became Executive Vice President, Commercial Lending Division in August 1989.

JAMES C. SPECTOR joined BankAtlantic in September 1996 as Executive Vice President, Corporate/Capital Services Division. Prior to joining
BankAtlantic, Mr. Spector was a consultant and Executive Vice President of Allstate Financial Corporation since February 1991.

Andrea J. Allen joined BankAtlantic in May 1989 and became Executive Vice President, Operations and Management Information Services Division in December 1996.

                                       ITEM 11
                                EXECUTIVE COMPENSATION

                              SUMMARY COMPENSATION TABLE

  Officers of the Company receive no additional compensation other than that paid by the Company's subsidiary, BankAtlantic. The following table sets forth certain summary information concerning compensation paid or accrued by BankAtlantic to or on behalf of BankAtlantic's Chief Executive Officer ("CEO") and each of the four other highest paid executive officers of BankAtlantic (determined as of December 31, 1996) for the fiscal years ended December 31, 1994, 1995 and 1996:

                                                                       Long-Term Compensation
                                                                       ----------------------
                                     Annual Compensation               Awards              Payouts
                                     -------------------               ------              -------
                                                        Other   Restricted    Number                        All
     Name and                                          Annual      Stock     of Stock                      Other
     Principal                                        Compensa-   Award(s)    Options        LTIP         Compen-
     Position        Year      Salary       Bonus     tion ($)      ($)     Awarded(a)      Payouts       sation
     --------        ----      ------       -----     --------      ---     ----------      -------       ---------
ALAN B. LEVAN -      1996    $321,168     $193,740        -          -         93,750          -      $  158,045(d)
Chairman of the      1995     313,080          -          -          -        146,485          -             900(b)
Board, CEO,          1994     294,965      151,050        -          -        146,485          -           1,500(b)
President

FRANK V. GRIECO -    1996     279,873       56,442        -          -         46,876          -           1,500(b)
Senior E.V.P.,       1995     265,785         -           -          -         73,244          -             900(b)
Director             1994     255,615       51,676        -          -         73,244          -           1,500(b)

LEWIS F. SARRICA -   1996     201,915       29,905        -          -         23,439          -           1,500(b)
E.V.P., Chief        1995     193,740           -         -          -         36,624          -             900(b)
Investment Officer   1994     186,524       36,866        -          -         36,624          -           1,500(b)

JASPER R. EANES -    1996     173,704       47,730        -          -         23,439          -           1,500(b)
E.V.P., Chief        1995     166,405          -          -          -         36,624          -             900(b)
Financial Officer    1994     158,486       39,129        -          -         36,624          -           1,500(b)

JOHN P. O'NEILL -    1996     204,426         -           -          -           9376    (c)   -           1,500(b)
Former President,    1995     195,804         -           -          -         32,960    (c)   -             900(b)
Former Director(c)   1994     184,719       64,710        -          -         45,168    (c)   -           1,500(b)


(a)      The number of options has been adjusted to reflect 5 for 4 stock splits effected in the form of 25% stock  dividends in March 1997 and July 1996.
(b)      BankAtlantic contributions to its 401(k) savings plan on behalf of the named executive.
(c)      Effective  January 6, 1997, Mr. O'Neill was no longer employed by the Company.  Mr. O'Neill will receive  periodic severance  payments for nine months.  Mr. O'Neill  received  prorata vesting in his stock option grants as part of his severance arrangement and his indicated options have been adjusted to reflect such vesting.
(d)      Includes a $1,500 BankAtlantic contribution to its 401(k) savings plan on behalf of Mr. Levan and $156,545 which represents the value of the benefit received by Mr. Levan in connection with premiums paid by the Company for a split-dollar life insurance policy.  See Executive Compensation - Split-Dollar Life Insurance Plan.


Options Grants Table

    The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to the Company's 1996 Stock Option Plan during the fiscal year ended December 31, 1996. The Company has not granted any stock appreciation rights.

                                                                                  Potential Realizable
                                                                                     Value at Assumed
                                                                                  Annual Rates of Stock
                                                                                    Price Appreciation
                          Individual Grants                                        for Option Term (2)
                          -----------------                                        -------------------
                       Number of       Options
                      Securities     Granted to
                      Underlying      of Total       Exercise
                        Options     Employees in     Price Per   Expiration
Name                   Granted(1)     Fiscal Year       Share        Date              5%($)         10% ($)
----                   ----------     -----------       -----        ----              -----         -------
Alan B. Levan           93,750          16.78      $    8.96      07/09/06     $     528,268 $    1,338,741
Frank V. Grieco         46,876           8.39           8.96      07/09/06           264,141        669,387
Lewis F. Sarrica        23,439           4.19           8.96      07/09/06           132,074        334,702
Jasper R. Eanes         23,439           4.19           8.96      07/09/06           132,074        334,702
John P. O'Neill (3)      9,376           1.68           8.96      09/30/97            52,826        133,873
---------------

(1)      Options  vest on July 9, 2001 with the  exception of Mr. O'Neill
         (see note 3). All option  grants are in Class A Common Stock.
(2)      Amounts for the named executive have been calculated by multiplying the exercise price by the annual  appreciation rate  shown  (compounded for the remaining term of the options), subtracting  the exercise price per share and  multiplying the gain per share by the  number of  shares covered by the options. The  dollar amounts under these columns are the result of calculations based upon assumed rates of annual compounded stock price appreciation specified by  regulation and are not intended to forecast actual future appreciation rates of the Company's stock price.
(3)      Mr. O'Neill received prorata vesting in his stock option grants as part of his  severance  arrangement  and his  indicated  options  have  been adjusted to reflect such vesting.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

    The following table sets forth as to each of the named executive officers information with respect to option exercises during 1996 and the status of their options on December 31, 1996: (i) the number of shares of Class A and Class B Common Stock underlying options exercised during 1996, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and non-exercisable stock options held on December 31, 1996 and (iv) the aggregate dollar value of in-the-money exercisable options on December 31, 1996.

                                                              Number of Securities             Value of Unexercised
                                                             Underlying Unexercised          In-the-Money Options on
                                                               Options on 12/31/96                  12/31/96(1)
                                                               -------------------                  -----------
                   Number of Shares
                    Acquired Upon     Value Realized     Exercisable       Unexercisable
Name              Exercise of Option  Upon Exercise   Class A   Class B  Class A   Class B   Exercisable   Unexercisable
----              ------------------  -------------   ------   --------  -------- ---------  -----------   -------------
ALAN B. LEVAN            -0-           $    -0-         -0-     168,460   93,758   292,962    $985,320     $ 1,462,239
FRANK V. GRIECO        36,429             191,892       -0-       8,741   46,876   146,488      52,425         731,134
LEWIS F. SARRICA       26,491             136,018       -0-      15,625   23,439    73,248      93,714         365,584
JASPER R. EANES        17,500             102,957       -0-       5,085   23,439    73,248      30,498         365,584
JOHN P. O'NEILL(2)      5,616              28,818      9,376    156,744     -0-       -0-      855,885           -0-
---------------

(1) Based upon fair market values of $10.40 and $10.70 at December 31, 1996 which is the closing price for Class A and Class B Common Stock, respectively, as reported on the Nasdaq National Market on the last trading date of 1996.
(2) Mr. O'Neill received prorata vesting in his stock option grants as part of his severance arrangement and his options have been adjusted to reflect such vesting.


LONG-TERM INCENTIVE PLAN

         A Long-Term Incentive Plan is the primary vehicle for providing long-term compensation to those officers who have a more direct impact on creating shareholder value. The Company's executive officers are eligible to receive, subject to 5 year vesting, deferred compensation of $10,000 each ($5,000 in the case of Mr. Abdo and Ms. Carvalho) if certain corporate profits are achieved. The same individuals will be eligible to receive, subject to 5 year vesting, deferred compensation of an additional $10,000 each ($5,000 in the case of Mr. Abdo and Ms. Carvalho) if higher corporate profits are achieved.

STOCK OPTIONS

       Executive officers of the Company were granted stock options to purchase Class A Common Stock during 1996. All of the stock options were granted with an exercise price equal to at least 100% of the market value of Class A Common Stock on the date of the grant. As such, the higher the value of the Class A Common Stock, the higher the value of the stock options. The granting of options is totally discretionary and options are awarded based on an assessment of an employee's contribution to the success and growth of the Company. Grants of stock options to executive officers are generally made by the Compensation Committee upon the recommendation of the CEO based on the level of an executive's position with the Company or BankAtlantic, an evaluation of the executive's past and expected performance, the number of outstanding and previously granted options and discussions with the executive. The Board of Directors believes that providing executives with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options will enable the Company and BankAtlantic to attract and retain qualified and experienced executive officers and offer additional long term incentives. The Board of Directors believes that utilization of stock options more closely aligns the executives' interests with those of the Company's stockholders, since the ultimate value of such compensation is directly dependent on the stock price.

RETIREMENT BENEFITS

         All of the individuals named in the Summary Compensation Table are participants in the Retirement Plan for Employees of BankAtlantic ("the Plan"), which is a defined benefit plan. The Plan is designed to provide retirement income related to an employee's salary and years of active service. The cost of the Plan is paid by BankAtlantic and all contributions are actuarially determined. BankAtlantic's contributions to the Plan with respect to the individuals named in the Summary Compensation Table cannot readily be separately or individually calculated by the actuaries of the Plan. At December 31, 1996, the individuals named in the Summary Compensation Table had the following credited years of service under the Plan: Mr. Levan - 24 years, Mr. Grieco - 14 years, Mr. Sarrica - 11 years, Mr. Eanes - 8 years and Mr.
O'Neill - 11 years.

         In general, the Plan provides for monthly payments to or on behalf of each covered employee upon such employee's retirement (with provisions for early or postponed retirement), death or disability. The amount of the monthly payments is based generally upon the employee's average regular monthly compensation for the highest consecutive five years of the last ten years prior to retirement, death or disability, and upon such employee's years of service with BankAtlantic. Benefits under the Plan vest fully upon completion of five years of service. Benefits are payable on the basis of ten-years certain and life thereafter. The benefits are not subject to any deduction for Social Security or other offset amounts.

     As permitted by the Employee Retirement Income Security Act of 1974, BankAtlantic amended the Plan and adopted another benefit plan to supplement post-employment benefits payable to certain executives. This was necessary because of a previous reduction in benefit increases under the Plan imposed by the Internal Revenue Code (the "Code"). The Code restricts the amount of the executive's compensation that may be taken into account for Plan purposes, regardless of the executive's actual compensation. The amendment to the Plan enhances retirement benefits to the executives named below by providing to the executives, to the extent permitted by the Code, the same retirement benefit to which they would have been eligible under the Plan had the Code limits not been enacted. The approximate percentages of pre-retirement compensation for which the executives will be eligible under the Plan as a result of the amendment are as follows: Mr. Levan - 33%, Mr. Grieco - 42%, Mr. Sarrica - 39% and Mr. Eanes - 38%. At age 65, Mr. O'Neill will be entitled to retirement benefits under the Plan based on his 11 years of service before January 6, 1997. Because the percentage of pre-retirement compensation payable from the Plan to Mr. Levan after the Plan's amendment falls short of the benefit that Mr. Levan would have received under the Plan had the Code limits not been enacted, BankAtlantic adopted the BankAtlantic Split-Dollar Life Insurance Plan, an employee benefit plan described below.

       The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of service.

                            ESTIMATED ANNUAL BENEFITS
                            Years of Credited Service
    Average Five
        Year
    Compensation
   at Retirement         5 Years         10 Years        20 Years         30 Years        40 Years
   -------------         -------         --------        --------         --------        --------
   $ 120,000             $ 10,380        $ 20,760        $ 41,520         $ 62,280        $ 83,160
     150,000 and above     13,005          26,010          52,020           78,030         104,160

SPLIT-DOLLAR LIFE INSURANCE PLAN

     BankAtlantic adopted the Split-Dollar Life Insurance Plan (the "Split-Dollar Plan") in 1996 to provide additional benefits to executives. Currently, Mr. Levan is the only participant in the Split-Dollar Plan. Under the Split-Dollar Plan and its accompanying agreement with Mr. Levan, BankAtlantic arranged for purchase of an insurance policy (the "Policy") insuring the life of Mr. Levan. BankAtlantic made the first annual premium payment for the Policy and, pursuant to its agreement with Mr. Levan, will continue to make premium payments for the Policy. Over time, the Policy is anticipated to have significant cash value, which cash value is expected to supplement Mr. Levan's retirement benefit payable from the Plan. Mr. Levan owns the Policy but BankAtlantic will be reimbursed for the amount of premiums the Bank pays for the Policy. BankAtlantic expects that this reimbursement will occur upon the earlier of Mr. Levan's death or retirement from BankAtlantic. The portion of the amount of the 1996 premium paid for the insurance policy that is considered compensation to Mr. Levan is included in the Summary Compensation Table on page 5 hereof.

COMPENSATION OF DIRECTORS

         Directors of the Company each receive an annual retainer of $18,600 with no additional compensation for attendance at each Board of Directors' meeting or meeting of a committee of which he or she is a member. Directors who are also officers of the Company or BankAtlantic do not receive additional compensation for attendance at Board of Directors' meetings or committee meetings. Pursuant to the 1994 BankAtlantic Stock Plan, non employee directors each received a one time grant of options to acquire 12,209 shares of the Company's Class B Common Stock. In 1996, upon the establishment of the 1996 BankAtlantic Bancorp Stock Option Plan non-employee directors each received a one time grant of options to acquire 7,813 shares of the Company's Class A Common Stock. Additionally under the 1996 plan the non-employee directors will receive (effective May 1, 1997) an additional one time grant of options to acquire 7,813 shares of the Company's Class A Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has designated Directors Di Giulian, Winningham, Coldren and Ginestra to serve on the Compensation Committee. The Company's executive officers are also executive officers of BankAtlantic and are compensated by BankAtlantic and receive no additional compensation from the Company. As described under Item 13, Directors Ginestra and Winningham have outstanding loans from BankAtlantic.

                                     ITEM 12
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Listed in the table below are the beneficial owners known by the Company to hold as of April 1, 1997 more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers listed in the Summary Compensation Table and the number of shares owned by directors and executive officers as a group. Any securities beneficially owned by directors are disclosed elsewhere herein.


                                          Class A              Class B
                                   Amount and Nature of   Amount and Nature of
                                   Beneficial Ownership   Beneficial Ownership  Percent of Class A    Percent of Class B
NAME OF BENEFICIAL OWNER            as of April 1, 1997   as of April 1, 1997       Common Stock          Common Stock
------------------------            -------------------  -------------------        ------------          ------------
BFC Financial Corporation (1)(2)(3)         2,654,945          4,876,124               33.83                  43.89
FMR Corp. (2)                                 156,809            627,237                2.01                   5.84
PNC Bank Corp (2)                             135,684            542,736                1.74                   5.06
Alan B. Levan (1)                           2,655,062          5,044,792               33.96                  46.99
Frank V. Grieco                                 5,700             21,099     (4)         *                       *
Lewis F. Sarrica                                3,295             21,483     (4)         *                       *
Jasper R. Eanes                                 2,373              9,265                 *                       *
All directors and executive
officers of the Company and
BankAtlantic as a group
(11 persons, including the
individuals identified above)               2,755,130          5,391,327               35.29                  51.14

*  Less than one percent of the class.

(1)      Mr. Levan has sole investment power with respect to 117 shares of Class
         A Common Stock and sole voting and investment power with respect to 208 shares  of Class B  Common  Stock.  Includes  beneficial  ownership  of
         168,460 shares of Class B Common Stock which may be acquired  within 60 days  pursuant  to stock  options.  Mr.  Levan  may be deemed to be the beneficial  owner of the  shares  of Class A and  Class B Common  Stock beneficially  owned by BFC Financial  Corporation  ("BFC"), a financial services and savings bank holding company.
(2)      BFC's mailing address is 1750 East Sunrise Boulevard,  Fort Lauderdale,
         Florida 33304.  FMR Corp.'s  mailing  address is 82 Devonshire  Street,
         Boston,  Massachusetts  02109.  PNC Bank Corp.'s mailing address is One
         PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707.
(3)      Mr. Abdo,  Vice Chairman of the Company and  BankAtlantic  owns 15.9%
         of the  outstanding  common stock of BFC. He also serves as Vice
         Chairman of BFC.
(4)      Includes  beneficial  ownership of the  following  shares which may be acquired  within 60 days  pursuant to stock options by:
         Mr. Grieco - 8,741 Class B shares and Mr. Sarrica - 15,625 Class B shares.


                                  ITEM 13
                    DIRECTOR AND MANAGEMENT INDEBTEDNESS

     BankAtlantic, in the ordinary course of its business, makes mortgage and installment loans to its employees, officers and directors. These loans are made pursuant to normal lending criteria and in management's judgment do not involve more than the normal risk of collectibility nor present any other unfavorable features. Employees, officers and directors of BankAtlantic, prior to May 31, 1990, received a preferential interest rate on home mortgage loans. Executive officers and directors have not received the benefits of reduced rates or reduced points on any new mortgage loans granted after May 31, 1990.

         The following table and the notes thereto set forth certain information, as of April 1, 1997, with respect to loans made by BankAtlantic to its executive officers and directors and members of their immediate families, who had aggregate borrowings of $60,000 or more from BankAtlantic at any time since January 1, 1996.

                                      Highest Amount Outstanding    Outstanding Balance at    Interest
 Name and Capacity in Which Served      Since January 1, 1996           April 1, 1997           Rate
 ---------------------------------      ---------------------           -------------         --------


JEAN E. CARVALHO, Corporate                    $ 10,684                 $     -0-                7.00   (5)
Secretary                                        20,252                       -0-                8.25   (5)
                                                 14,572                   13,513                 9.25   (2)
                                                 71,403                   70,129                 8.75   (1)*

STEVEN M. COLDREN, Director                     132,128                       -0-                8.75   (1)
                                                 73,072                       -0-               10.25   (3)
                                                313,953                       -0-                7.75   (2)
                                                 49,132                       -0-               11.00   (4)

MARY E. GINESTRA, Director                      116,097                  109,569                 8.25   (1)*

CHARLIE C. WINNINGHAM II, Director              210,915                  197,825                 7.50   (1)*

------------------

*       Denotes preferential rate

(1)     Conventional single family mortgage loan
(2)     Adjustable rate single family mortgage loan
(3)     Commercial loan
(4)     Second mortgage - fixed rate
(5)     Automobile loan


  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BankAtlantic Bancorp, Inc.




     April 30, 1997                             By: /s/Jasper R. Eanes
     --------------                             ----------------------
                                                    Jasper R. Eanes, Executive
                                                    Vice President,
                                                    Chief Financial Officer