Form 10-Q
period 1997-03-31
BANKATLANTIC BANCORP INC
filed 1997-05-15
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                     Florida
                         (State or other jurisdiction of
                         incorporation or organization)
                           1750 East Sunrise Boulevard
                             Ft. Lauderdale, Florida
                    (Address of principal executive offices)

                                   65-0507804
                                (I.R.S. Employer
                               Identification No.)
                                      33304
                                   (Zip Code)


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

              YES [X]                                    NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                                  Outstanding at
         Title of Each Class                                        May  9, 1997

Class A Common Stock, par value $0.01 per share                        7,646,468
Class B Common Stock, par value $0.01 per share                       10,743,256

BankAtlantic Bancorp, Inc.


                                TABLE OF CONTENTS
                                -----------------



FINANCIAL INFORMATION                                            Page Reference
---------------------                                            --------------


Financial Statements.................................................... 1-6

Consolidated Statements of Financial Condition - March 31, 1997
 and December 31, 1996 - Unaudited.....................................    1


Consolidated Statements of Operations - For the Three Months Ended
 March 31, 1997 and 1996 - Unaudited...................................    2


Consolidated Statements of Cash Flows - For the Three Months Ended
 March 31, 1997 and 1996 - Unaudited...................................  3-4


Notes to Consolidated Financial Statements - Unaudited.................  5-6


Management's Discussion and Analysis of Results of Operations
 and Financial Condition............................................... 7-13


OTHER INFORMATION
-----------------

Exhibits...............................................................   13

Signatures.............................................................   14

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.



           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                                   March 31,    December 31,
                                                                                                      1997          1996
ASSETS                                                                                            ---------    -----------
(In thousands, except share data)
Cash and due from depository institutions ...................................................  $      81,099 $     102,995
Federal Funds sold ..........................................................................              0         6,148
Other interest bearing deposits with depository institutions ................................         22,998             0
Loans receivable, net .......................................................................      1,851,441     1,824,856
Investment securities-net, held to maturity, at cost which approximates market value ........         46,715        54,511
Debt securities available for sale, at market value .........................................        572,783       439,345
Investment in trading account securities, at market value ...................................          6,349             0
Accrued interest receivable .................................................................         21,333        20,755
Real estate owned, net ......................................................................          4,713         4,918
Office properties and equipment, net ........................................................         47,884        48,274
Federal Home Loan Bank stock, at cost which approximates market value .......................         19,137        14,787
Mortgage servicing rights ...................................................................         27,408        25,002
Deferred tax asset, net .....................................................................          5,481         3,355
Cost over fair value of net assets acquired .................................................         28,050        28,591
Other assets ................................................................................         37,694        31,990
                                                                                                   ---------     ---------
Total assets ................................................................................  $   2,773,085 $   2,605,527
                                                                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ....................................................................................  $   1,824,189 $   1,832,780
Advances from FHLB ..........................................................................        382,702       295,700
Securities sold under agreements to repurchase ..............................................        255,967       190,588
Subordinated debentures .....................................................................         78,500        78,500
Drafts payable ..............................................................................            385           386
Advances by borrowers for taxes and insurance ...............................................         43,612        29,659
Other liabilities ...........................................................................         35,125        30,210
                                                                                                   ---------     ---------
Total liabilities ...........................................................................      2,620,480     2,457,823
                                                                                                   ---------     ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized:  none issued and outstanding              0             0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued and outstanding,
  7,817,090 and 7,807,258 shares ............................................................             78            78
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued and outstanding,
  10,735,440 and 10,542,116 shares ..........................................................            107           105
Additional paid-in capital ..................................................................         65,612        64,171
Retained earnings ...........................................................................         88,377        82,602
                                                                                                   ---------     ---------
Total stockholders' equity before net unrealized appreciation (depreciation) on debt securities
    available for sale - net of deferred income taxes .......................................        154,174       146,956
Net unrealized appreciation (depreciation) on debt securities available for sale - net of
    deferred income taxes ...................................................................         (1,569)          748
                                                                                                   ---------     ---------
Total stockholders' equity ..................................................................        152,605       147,704
                                                                                                   ---------     ---------
Total liabilities and stockholders' equity .................................................  $    2,773,085  $  2,605,527
                                                                                                   =========     =========

           See Notes to Consolidated Financial Statements - Unaudited

                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                  For the Three Months
                                                                     Ended March 31,
(In thousands, except share data)                                    ---------------
                                                                    1997            1996
Interest income:                                               -----------      ----------
Interest and fees on loans ................................   $     41,123    $     20,333
Interest on debt securities available for sale ............          7,542          10,500
Interest and dividends on investment securities ...........          1,779           1,259
                                                               -----------      ----------
Total interest income .....................................         50,444          32,092
                                                               -----------      ----------
Interest expense:
Interest on deposits ......................................         17,275          12,379
Interest on advances from FHLB ............................          4,801           2,027
Interest on securities sold under agreements to repurchase           2,549             718
Interest on subordinated debentures .......................          1,539             496
                                                               -----------      ----------
Total interest expense ....................................         26,164          15,620
                                                               -----------      ----------
Net interest income .......................................         24,280          16,472
Provision for loan losses .................................          2,476             940
                                                               -----------      ----------
Net interest income after provision for loan losses .......         21,804          15,532
                                                               -----------      ----------
Non-interest income:
Loan servicing and other loan fees ........................          1,571             838
Gains on sales of loans originated for resale .............            451             164
Unrealized loss on trading account securities .............            (68)              0
Gains on sales of mortgage servicing rights ...............          2,433               0
Gains on sales of debt securities available for sale ......            253           2,292
Other .....................................................          4,384           3,540
                                                               -----------      ----------
Total non-interest income .................................          9,024           6,834
                                                               -----------      ----------
Non-interest expense:
Employee compensation and benefits ........................          9,547           7,368
Occupancy and equipment ...................................          4,792           2,785
Federal insurance premium .................................            208             591
Advertising and promotion .................................            369             507
Foreclosed asset activity, net ............................             13            (162)
Amortization of cost over fair value of net assets acquired            627             306
Other .....................................................          4,844           3,120
                                                               -----------      ----------
Total non-interest expense ................................         20,400          14,515
                                                               -----------      ----------
Income before income taxes ................................         10,428           7,851
Provision for income taxes ................................          4,087           3,141
                                                               -----------      ----------
Net income ................................................   $      6,341    $      4,710
                                                                ==========      ==========
Net income per common and common equivalent share .........   $       0.33    $       0.27
                                                                ==========      ==========
Net income per common and common equivalent share,
  assuming full dilution ..................................   $       0.28    $       0.27
                                                                ==========      ==========
Weighted average number of common and common
  equivalent shares outstanding ...........................     19,448,159      17,644,250
                                                                ==========      ==========
Weighted average number of common and common
   equivalent shares outstanding, assuming full dilution ..     25,117,894      17,699,328
                                                                ==========      ==========

           See Notes to Consolidated Financial Statements - Unaudited

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                                  1997        1996
Operating activities:                                                                          ---------   ---------
Net income .................................................................................   $  6,341    $  4,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses ..................................................................      2,476         940
Depreciation ...............................................................................      1,290         858
Amortization of  mortgage servicing rights .................................................      1,833       1,500
Increase in deferred income tax asset, net .................................................       (671)       (297)
Net (accretion) amortization of securities .................................................       (131)          5
Unrealized loss on trading account securities ..............................................         68           0
Net amortization of deferred loan origination fees .........................................       (290)       (285)
Gains on sales of real estate owned ........................................................        (79)       (149)
Net losses on sales of property and equipment ..............................................         18          71
Gains on sales of mortgage servicing rights ................................................          0      (2,433)
Gains on sales of debt securities available for sale .......................................       (253)     (2,292)
Purchases of trading account securities ....................................................     (6,417)          0
Proceeds from loans originated for resale ..................................................     25,005      15,345
Fundings of loans originated for resale                                                         (13,074)    (12,449)
Gains on sales of loans originated for resale ..............................................       (451)       (164)
Provision for tax certificate losses .......................................................         78         125
Amortization of dealer reserve .............................................................      2,061         593
Amortization of cost over fair value of net assets acquired ................................        627         306
Net accretion of purchase accounting adjustments ...........................................       (221)        (68)
Amortization of  deferred borrowing costs ..................................................         85          26
Decrease (increase) in accrued interest receivable .........................................       (578)        603
Decrease (increase) in other assets ........................................................        769      (2,344)
Increase in other liabilities ..............................................................      5,156       2,585
Decrease in drafts payable .................................................................         (1)       (250)
                                                                                               ---------   ---------
Net cash provided by operating activities ..................................................     21,208       9,369
                                                                                               ---------   ---------
Investing activities:
Proceeds from redemption and maturities of investment securities ...........................     12,311       9,414
Purchase of investment securities ..........................................................     (4,593)       (220)
Proceeds from sales of debt securities available for sale ..................................     91,519      75,394
Principal collected on debt securities available for sale ..................................     43,147      52,942
Purchases of debt securities available for sale ............................................   (271,434)          0
Proceeds from sales of FHLB stock ..........................................................      1,550       1,249
FHLB stock acquired ........................................................................     (5,900)          0
Principal reduction on loans................................................................    164,309     132,570
Loan fundings for portfolio.................................................................   (135,702)   (169,172)
Loans purchased.............................................................................    (68,957)     (2,237)
Proceeds from maturities of bankers'acceptances.............................................        208           0
Fundings of bankers' acceptances............................................................        (77)          0
Net increase in other interest bearing deposits with depository institutions................    (22,998)          0
Additions to dealer reserve ................................................................     (2,630)       (356)
Proceeds from sales of real estate owned ...................................................        429         548
Mortgage servicing rights acquired..........................................................     (9,155)     (5,212)
Proceeds from sales of mortgage servicing rights ...........................................      1,291           0
Additions to office property and equipment .................................................       (918)     (2,577)
                                                                                               ---------   ---------
Net cash provided (used) by investing activities ...........................................   (207,600)     92,343
                                                                                               ---------   ---------

                              See Notes to Consolidated Financial Statements - Unaudited (Continued)

               CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                                   (CONTINUED)


                                                                                    For the Three Months
                                                                                      Ended March 31,
                                                                                      ---------------
                                                                                     1997        1996
                                                                                     ----        ----
FINANCING ACTIVITIES:
Net increase (decrease) in deposits ........................................... $  (21,847)  $  12,345
Interest credited to deposits .................................................     13,311      10,507
Repayments of FHLB advances ...................................................   (160,000)   (325,270)
Proceeds from FHLB advances ...................................................    247,002     186,970
Net increase (decrease)  in securities sold under agreements to repurchase ....     65,379     (22,356)
Net decrease in federal funds purchased .......................................          0      (1,200)
Repayment of note payable .....................................................          0          (1)
Issuance of common stock relating to exercise of employee stock options .......      1,101           0
Issuance of common stock, net .................................................          0      15,791
Receipts of advances by borrowers for taxes and insurance .....................     13,953      13,234
Common stock dividends paid ...................................................       (551)       (466)
                                                                                   -------    --------
Net cash provided  by financing activities ....................................    158,348    (110,446)
                                                                                   -------    --------
Decrease  in cash and cash equivalents ........................................    (28,044)     (8,734)
Cash and cash equivalents at beginning of period ..............................    109,143      69,867
                                                                                   -------    --------
Cash and cash equivalents at end of period .................................... $   81,099   $  61,133
                                                                                   =======     =======

Supplementary disclosure and non-cash investing and financing activities:
Interest paid on borrowings ................................................... $   26,599   $  15,176
Income taxes paid .............................................................        910           0
Loans transferred to real estate owned ........................................        145         856
Proceeds receivable from sales of mortgage servicing rights ...................      6,058           0
Loan charge-offs ..............................................................      2,423       1,854
Tax certificate charge-offs, net of (recoveries) ..............................       (226)        142
Common stock dividend declared and not paid until April .......................        566         524
Increase in equity for the tax effect related to the exercise of employee stock
  options .....................................................................        342           0
Change in net unrealized depreciation on debt securities available for sale ...     (3,772)     (6,055)
Change in deferred taxes on net unrealized depreciation on debt
  securities available for sale ...............................................     (1,455)     (2,336)
Change in stockholders' equity from net unrealized depreciation
  on debt securities available for sale, less related deferred income taxes ...     (2,317)     (3,719)
                                                                                     ======      ======


                                    See Notes to Consolidated Financial Statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. ("BBC") is a unitary savings bank holding company. BBC's primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary. Under applicable law, BBC generally has broad authority to engage in various types of business activities with few restrictions. BBC's activities currently relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. BankAtlantic's subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. All significant inter-company balances and transactions have been eliminated in consolidation.

        In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly BBC's consolidated financial condition at March 31, 1997, the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 1997 and 1996. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in BBC's Annual Report on Form 10K for the year ended December 31, 1996.

2.  Equity Capital

        The follow table sets forth the changes in common stockholders' equity for the three months ended March 31, 1997 before net unrealized depreciation of debt securities available for sale:

                                                                               Additional
(in thousands)                                                      Common      Paid in      Retained
                                                                    Stock       Capital      Earnings
                                                                  --------     ----------    --------
Balance at December 31, 1996 ................................     $  183       $  64,171     $ 82,602
Exercise of  stock options ..................................          2           1,099            0
Tax effect relating to the exercise of employee stock options          0             342            0
Net income ..................................................          0               0        6,341
Dividends on common stock ...................................          0               0         (566)
                                                                  --------     ----------    --------
Balance at March 31, 1997 ...................................     $  185       $  65,612     $ 88,377
                                                                  ========     ==========    ========


3.  Sales of  Financial Assets

        During the three months ended March 31, 1997, BankAtlantic sold $5.3 million of mortgage servicing rights realizing a gain of $2.4 million. These mortgage servicing rights related to approximately $518.2 million of loans. Included in other assets at March 31, 1997 were $6.1 million and $9.5 million of receivables from the sales of mortgage servicing rights during the months of March 1997 and December 1996, respectively. During the quarter ended March 31, 1997, BBC sold $91.3 million of treasury notes for a $253,000 gain.

4.  Trading Account Securities

        During the three months ended March 31, 1997, BBC purchased $6.3 million of marketable equity securities and classified them as trading account securities. Trading account securities are recorded at fair value with unrealized gains or losses reflected in operations. At March 31, 1997 the unrealized loss on trading account securities was $68,000.

5. Guaranteed Preferred Beneficial Interests in BBC's Junior Subordinated Debentures

        In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in an identical principal amount of BBC's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years. In addition, BBC contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. Offering costs of $2.9 million were paid by BBC. BBC intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including repurchases of its common stock, for acquisitions by either BBC or BankAtlantic and contribution to BankAtlantic to support growth and for working capital. Such possible future acquisitions may be in businesses not engaged in banking activities and in such event such acquisitions could result in material changes to the scope of BBC's business and would subject BBC to the risks inherent in any businesses acquired. BBC Capital's sole asset is $77.1 million aggregate principal amount of the Junior Subordinated Debentures.

     Holders of the Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. The Preferred Securities are considered debt for financial accounting and tax purposes.

     BBC has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that no extended interest payment period may extend beyond the stated maturity of the Junior Subordinated Debentures. During the extended interest payment period, distributions or the Preferred Securities will also be deferred and BBC will be prohibited from declaring or paying any cash distributions with respect to its debt securities that rank pari passu with or junior to the Junior Subordinated Debentures or with respect to its capital stock. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Subject to regulatory approval, if then required, the Junior Subordinated Debentures are redeemable prior to maturity at the option of BBC (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) at any time, in whole ( but not in part), within 180 days following the occurrence of certain events including certain changes in the tax laws, in each case at a redemption price equal to 100% of the principal amount of the Junior Subordinated Debentures so redeemed, together with any accrued but unpaid interest to the date fixed for redemption. Subject to receipt of any regulatory approvals, BBC has the right at any time to terminate BBC Capital and cause the Junior Subordinated Debentures to be distributed to holders of Preferred Securities in liquidation of BBC Capital. BBC has guaranteed the payment of distributions and payments on liquidation or redemption of the Preferred Securities, but only in each case to the extent of funds held by BBC Capital. The obligations of BBC under the guarantee and the Junior Subordinated Debentures are subordinate and junior in right of payment to all Senior Debt and the Company's 6 3/4% Convertible Subordinated Debentures (as defined in the Indenture relating to the Junior Subordinated Debentures) and the 9% Subordinated Debentures.

6.  New Accounting Standard

     Financial Accounting Standards Board Statement No. 128, Earnings per Share ("FAS 128") was issued in February 1997. This statement simplifies the standards for computing earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 requires restatement of all prior-period EPS data presented. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or warrants to issue common stock were exercised. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15. Implementation of FAS 128 will impact disclosure of EPS and will not have a material impact on BBC's Statement of Operations or Statement of Financial Condition.

7.  Subsequent Events

     On April 4, 1997, BBC registered the issuance from time to time of its shares of Class A Common Stock issuable upon conversion of BBC's 6 3/4% Convertible Subordinated Debentures. Subsequently, $200,000 of BBC's 6 3/4% Convertible Subordinated Debentures were converted into 19,531 shares of Class A Common Stock based on the $10.24 conversion price.

8. Certain amounts for prior periods have been reclassified to conform with statement presentation for 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Results of Operations

     Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These
forward-looking statements are based largely on BBC's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting BBC's operations, markets, products and services, expansion strategies and other factors discussed in BBC's Annual Report on Form 10K for the year ended December 31, 1996. Many of these factors are beyond BBC's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the forward-looking information contained in this report will, in fact, occur.

        BBC's net income for the quarter ended March 31, 1997 was $6.3 million or $0.33 and $0.28 primary and fully diluted earnings per common and common equivalent share, respectively, compared to net income of $4.7 million or $0.27 primary and fully diluted earnings per common and common equivalent share for the quarter ended March 31, 1996.

        Net interest income after provision for loan losses was $21.8 million for the March 31, 1997 quarter compared to $15.5 million for the quarter ended March 31, 1996. During the three months ended March 31, 1997, total interest income increased by $18.4 million primarily due to higher interest income earned on loans and investment securities, partially offset by lower interest income on debt securities available for sale. This increase in loan interest income reflects higher average balances resulting from the purchase of residential mortgage loans, loan fundings and the October 1996 Bank of North America ("BNA") acquisition. The increase in interest and dividends on investment securities was primarily due to a $500,000 reversal of tax certificate interest income reserve compared to a $98,000 reversal during the same 1996 period . The interest reserve reversal reflects higher than anticipated tax certificate repayments. Tax certificate and FHLB stock average balances were higher during the 1997 quarter than the 1996 quarter. The increase in the level of tax certificates reflects the fact that BankAtlantic began purchasing tax certificates outside of Florida during the first quarter of 1997 . Increases in FHLB stock were required based on increased FHLB advances. The decline in interest income on debt securities available for sale resulted from lower average balances primarily due to securities sales and principal repayments. During the three months ended March 31, 1997 total interest expense was $26.2 million compared to $15.6 million during the comparable 1996 period. The higher interest expense primarily resulted from the BNA acquisition, increased borrowings and a generally higher interest rate environment during 1997 than experienced in 1996. Included in 1997 borrowings was $57.5 million of 6 3/4% Convertible Subordinated Debentures issued in July 1996. The increased borrowings funded loan growth and the BNA acquisition. The provision for loan losses was $2.5 million for the three months ended March 31, 1997 compared to $940,000 during the comparable 1996 period. The increased provision for loan losses resulted from higher consumer loan net charge-offs and a $150,000 specific allowance relating to BNA construction loans to a builder . Non-interest income was $9.0 million for the three months ended March 31, 1997 compared to $6.8 million for the comparable 1996 period. The $2.2 million net increase was primarily comprised of $903,000 of increased ATM and transaction account fee income, $733,000 of increased loan servicing and other loan fee income, a $2.4 million gains on the sales of mortgage servicing rights offset by a $2.0 million decline in gains on sales of debt securities available for sale. Non-interest expense for the quarter ended March 31, 1997 was $20.4 million compared to $14.5 million for the same 1996 period. The net increase of $5.9 million primarily resulted from additional expenses associated with operating a larger organization due to the BNA acquisition, higher legal expenses, increased consumer repossession costs and data processing fees and expenses associated with the conversion of data processing function to a service bureau during the fourth quarter of 1996.


Net Interest Income
                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                    ---------------------------------
(In thousands)                                                         1997        1996       Change
                                                                    ---------   ---------   ---------
Interest and fees on loans ...............................          $  41,123   $  20,333   $ 20,790
Interest on debt securities available for sale ...........              7,542      10,500     (2,958)
Interest and dividends on investment securities ..........              1,779       1,259        520
Interest on deposits .....................................            (17,275)    (12,379)    (4,896)
Interest on advances from FHLB ...........................             (4,801)     (2,027)    (2,774)
Interest on securities sold under agreements to repurchase             (2,549)       (718)    (1,831)
Interest on subordinated debentures ......................             (1,539)       (496)    (1,043)
                                                                    ---------   ---------   ---------
     Net interest income .................................          $  24,280   $  16,472   $  7,808
                                                                    =========   =========   =========



     The increase in interest and fees on loans during the three months ended March 31, 1997 compared to the same period in 1996 reflects higher average balances resulting from loans acquired in connection with the BNA acquisition, residential loan purchases, and loan fundings. The higher loan average balances were partially offset by lower rates earned on consumer loans. Loan average balances increased from $860.2 million during the three months ended March 31, 1996 to $1.9 billion during the comparable period during 1997. The BNA acquisition increased loan balances by $395.0 million. During the three months ended March 31, 1997 and the year ended December 31, 1996, BankAtlantic purchased for portfolio $69.0 million and $465.9 million of residential first mortgage loans from mortgage bankers and financial institutions located in various states. Loan fundings for portfolio were $135.7 million, $169.2 million and $692.5 million for the three months ended March 31, 1997 and 1996, and the year ended December 31, 1996, respectively. The lower fundings during the 1997 quarter compared to the same period during 1996 resulted from the discontinuation of mass and direct marketing of consumer loans during the fourth quarter of 1996 and lower residential loan fundings. The decrease in yields earned on consumer loans reflects the funding of new loans bearing lower interest rates than portfolio loan rates and the acquisition of BNA's consumer loan portfolio. The decline in interest on debt securities available for sale resulted from lower average balances and yields whichdeclined from $647.1 million and 6.49% for the three months ended March 31, 1996 to $492.3 million and 6.13% for the comparable 1997 period. The decline in debt securities available for sale average balances and yields resulted from principal repayments and sales of debt securities. Sales of debt securities were $91.3 million and $368.5 million during the three months ended March 31, 1997 and the year ended December 31, 1996, respectively. The lower debt securities available for sale average balances for the three months ended March 31, 1997 were partially offset by purchases of $148.8 million of treasury notes, $121.3 million of 7 year balloon mortgage-backed securities, and $1.3 million of 5 year balloon mortgage-backed securities. The 1997 increase in interest and dividends on investment securities was primarily due to a $500,000 reversal of tax certificate interest income reserve compared to a $98,000 reversal during the same 1996 period. The interest reserve reversal reflects higher than anticipated tax certificate repayments. Tax certificate and FHLB stock average balances were higher during the 1997 quarter compared to the 1996 quarter. The increase in the level of tax certificates reflects the fact that BankAtlantic began purchasing tax certificates outside of Florida during the first quarter of 1997. Increases in FHLB stock were required because of increased FHLB advances.

     The increase in interest on deposits for the quarter ended March 31, 1997 compared to the comparable 1996 quarter resulted from higher average deposit balances and rates during 1997. Average interest bearing deposit balances increased from $1.2 billion for the three months ended March 31, 1996 to $1.7 billion for the comparable period ended March 31, 1997, and average rates on deposits increased from 4.11% during the 1996 quarter to 4.19% during the 1997 quarter. The increase in the rates on deposits reflected higher rates on money market funds partially offset by lower certificate of deposit rates. The higher deposit average balances primarily resulted from $469.1 million of interest bearing deposits acquired with the BNA acquisition. The increase in interest expense on advances from FHLB was primarily due to higher average balances and secondarily to higher average rates. Advances from FHLB average balances increased from $145.1 million during the first quarter of 1996 to $314.5 million during the comparable 1997 quarter, and average rates paid on advances from FHLB increased from 5.60% during the 1996 three month period to 6.19% during the same period in 1997. The additional FHLB borrowings were primarily intermediate term advances. Intermediate term advances generally have higher rates than short term advances and were used to partially fund the purchase of residential loans. The additional interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. Securities sold under agreements to repurchase average balances increased from $64.0 million during the three months ended March 31, 1996 to $194.5 million during the comparable 1997 three month period and average rates increased from 4.39% during the 1996 period to 5.26% during the comparable 1997 period. The increased average rates on securities sold under agreements to repurchase resulted from a higher interest rate environment during 1997 than experienced during 1996. The higher interest on subordinated debentures relates to the issuance of $57.5 million of 6 3/4% Convertible Subordinated Debentures in July 1996.

PROVISION FOR LOAN LOSSES

     The  provision  for loan losses for first  quarter  1997 was $2.5 million compared to $940,000 during the comparable 1996 period. The higher 1997 provision for loan losses reflects an $865,000 increase in consumer loan net charge-offs, and a $450,000 increase in the March 1997 allowance for loan losses compared to a $300,000 reduction in the loan loss allowance during the March 1996 period. The increased consumer loan net charge-offs primarily resulted from the indirect consumer loan portfolio acquired with the BNA acquisition. The 1997 allowance for loan losses increase reflects a $150,000 specific allowance for BNA construction loans to a builder . The remaining increase in the allowance for loan losses was due to loan growth and recent consumer loan delinquency trends.

     On the indicated dates BBC's risk elements and non-performing assets were (in thousands):
                                             March 31, December 31,
                                               1997       1996
                                             --------  -----------
Nonaccrual :
     Tax certificates ....................   $ 1,658     $ 1,835
     Loans ...............................    12,339      12,424
                                              ------      ------
     Total nonaccrual ....................    13,997      14,259
                                              ======      ======

Repossessed  Assets:
    Real estate owned ....................     4,713       4,918
    Repossessed assets ...................     3,739       1,992
                                              ------     -------
    Total repossessed assets .............     8,452       6,910
                                              ======     =======

Contractually past due 90 days or more (1)       935       2,961
    Total non-performing assets ..........    23,384      24,130
Restructured loans .......................     3,762       3,718
                                             -------     -------
    Total risk elements ..................   $27,146     $27,848
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

     Total risk elements at March 31, 1997 compared to December 31, 1996 decreased by $702,000. The lower amount of risk elements primarily related to decreases in loans contractually past due 90 days or more, partially offset by higher repossessed assets balances. The $2.0 million decrease in loans contractually  past  due 90 days or more  resulted  from  the  renewal  of three commercial  loans  amounting  to $1.4  million  and  the  payoff  of a  $600,000 commercial loan. The $1.7 million increase in repossessed assets primarily relates to automobiles associated with the indirect consumer loan portfolio acquired with the BNA acquisition. Furthermore, real estate owned declined by $205,000 due to sales, and nonaccrual tax certificates decreased by $177,000 resulting from redemptions of certificates.

Non-Interest Income

                                                          For the Three Months Ended
                                                                    March 31,
                                                         -----------------------------
(In thousands)                                             1997       1996      Change
                                                         -------    -------    -------
Loan servicing and other loan fees .................     $ 1,571    $   838    $   733
Gains on sales of loans originated for resale ......         451        164        287
Unrealized loss on trading account securities ......         (68)         0        (68)
Gains on sales of mortgage servicing rights ........       2,433          0      2,433
Gains on sales of debt securities available for sale         253      2,292     (2,039)
Other ..............................................       4,384      3,540        844
                                                         -------    -------    -------
   Total non-interest income .......................     $ 9,024    $ 6,834    $ 2,190
                                                         =======    =======    =======

     The increase in loan servicing and other loan fees during the three month period in 1997 compared to the corresponding 1996 period resulted from higher loan servicing fees, late fee income and loan fees. Loan servicing income increased from $126,000 during the three months ended March 31, 1997 to $482,000 during the same 1997 period. The increased servicing income reflects the increase of mortgage servicing rights average balances from $22.4 million during the quarter ended March 31, 1996 to $28.3 million during the 1997 quarter, as well as a lower amortization rate on mortgage servicing rights caused by reduced loan prepayments during the comparable periods. In addition, investor loan set-up fee income increased by $143,000 resulting from increases in mortgage loans serviced for others. Late fee income increased from $311,000 during the three months ended March 31, 1996 to $491,000 during the comparable 1997 period. The increased late fee income resulted from higher loan average balances. Other loan fees increased by $111,000 during the 1997 period compared to the same 1996 period. The other loan fee income increase primary resulted from higher prepayment penalties on commercial loans.

     During the three  months ended March 31, 1997 and 1996,  BankAtlantic  sold
$24.6  million  and  $15.2  million,   respectively,   of  recently   originated
residential loans for gains as reported in the prior table.

     During the three months ended March 31, 1997, BBC purchased $6.3 million of marketable equity securities which are classified as trading securities. The unrealized losses on these securities is shown in the prior table.

     During the three months ended March 31, 1997, BankAtlantic sold $5.3 million of mortgage servicing rights for the gain reported in the above table. These rights related to approximately $518.2 million of loans serviced for others.

     During the three months ended March 31, 1997, BankAtlantic sold from its available for sale portfolio $91.3 million of treasury notes, and during the three months ended March 31, 1996, BankAtlantic sold $52.6 million of adjustable rate mortgage-backed securities and $20.5 million of 15 year mortgage-backed securities for the gains reported in the prior table.

     The increase in other non-interest income during the three months ended March 31, 1997 compared to the 1996 period was due to higher fees earned on checking accounts and ATM fees, partially offset by lower lease income. Checking account income and ATM fees were $2.1 million and $1.3 million for the first quarter 1997, respectively, compared to $1.9 million and $668,000, respectively, during the comparable 1996 period. The $144,000 decline in lease income resulted from sales of leased properties during December 1996.

Non-Interest Expenses

                                                            For the Three Months Ended
                                                                    March 31,
                                                           -----------------------------
(In thousands)                                             1997     1996         Change
--------------                                             ----     ----         ------

Employee compensation and benefits ...................   $ 9,547   $ 7,368      $ 2,179
Occupancy and equipment ..............................     4,792     2,785        2,007
Federal insurance premium ............................       208       591         (383)
Advertising and promotion ............................       369       507         (138)
Foreclosed asset activity, net .......................        13      (162)         175
Amortization of cost over fair value of net assets
  acquired ...........................................       627       306          321
Other ................................................     4,844     3,120        1,724
                                                           -----     -----        -----
    Total non-interest expenses ......................   $20,400   $14,515      $ 5,885
                                                         =======   =======      =======

     The increase in employee compensation and benefits during the three months ended March 31, 1997 compared to the 1996 period resulted from the expansion of BankAtlantic's branch network, the acquisition of eight BNA branches and annual salary increases. Occupancy and equipment expenses increased due to the expanded branch network and the BNA acquisition mentioned above, and the fourth quarter conversion of data processing functions to an outside service bureau. As a result of the conversion, processing fees and depreciation expense increased from $108,000 and $858,000 during 1996 to $1.0 million and $1.3 million during 1997, respectively. The increase in depreciation expense resulted from the purchase of item processing equipment, the implementation of a wide area network throughout the organization, and upgrading consumer and residential lending loan origination software. Management believes these expenditures will enhance BankAtlantic's customer delivery systems.

     The reduction in federal insurance premium during the 1997 quarter resulted from reduced FDIC premium rates based on the SAIF recapitalization substantially effected in September 1996. At that time BankAtlantic incurred a $7.2 million special one-time SAIF assessment. The decline was partially offset by increased deposits in connection with the BNA acquisition on which FDIC premiums are assessed.

     The decline in advertising and promotion expenses during 1997 resulted from direct consumer lending and branch expansion promotions during 1996 that were not conducted in 1997.

     The decline in foreclosed asset activity, net reflects lower levels of real estate owned and related activities during the periods. Gains on sales of real estate owned and operating expenses were $79,000 and $92,000, respectively, during 1997 compared to gains of $149,000 and operating income of $13,000 for the comparable 1996 period.

     The increase in the amortization of cost over fair value of net assets acquired for the three months ended March 31, 1997 related to the BNA acquisition.

     The increase in other expenses during the three months ended March 31, 1997 compared to the 1996 period reflects expenses associated with the BNA acquisition, an expanded branch network, service bureau conversion losses discussed below, as well as higher consumer repossession expenses primarily resulting from increased volume. In 1997, telephone, postage, stationery, printing and supplies expenses increased by a total of $368,000 compared to 1996 due to the expanded branch network and the BNA acquisition. Check losses and teller outages increased by a total of $388,000 largely associated with the October, 1996data processing conversion. Consumer repossession expenses increased by $782,000 primarily as a consequence of the indirect consumer automobile loans acquired in connection with the BNA and MegaBank acquisitions.

Financial Condition

     BBC's total assets at March 31, 1997 were $2.8 billion compared to $2.6 billion at December 31, 1996. Loans receivable, net, debt securities available for sale, trading account securities, FHLB stock, and other assets increased by $26.6 million, $133.4 million, $6.3 million, $4.4 million, and $5.7 million, respectively. The $23.0 million increase in other interest bearing deposits with depository institutions was offset by decreases in cash and federal funds sold of $21.9 million and $6.1 million, respectively. The increase in loans receivable, net reflects $69.0 million of residential loan purchases and $135.7 million of loan fundings for portfolio, partially offset by $164.3 million of loan principal repayments and $24.6 million of loan sales. The higher debt securities available for sale balances reflect the purchase of $271.4 million of securities, partially offset by the sale of $91.3 million of treasury notes and $43.1 million of principal repayments. During 1997, BBC purchased $6.3 million of marketable equity securities and additional FHLB stock was purchased to satisfy FHLB advance requirements. The other asset increase reflects a receivable associated with the sale of mortgage servicing rights during March 1997.

     At March 31, 1997, FHLB advances, securities sold under agreements to repurchase and advances by borrowers for taxes and insurance increased by $87.0 million, $65.4 million and $14.0 million, respectively. The additional borrowings, loan repayments, and principal collected on debt securities available for sale and investment securities were used to fund loan growth and deposit outflows and to purchase debt securities available for sale, FHLB stock and trading account securities.

Liquidity and Capital Resources

     BBC's primary source of funds during the first three months of 1997 were dividends from BankAtlantic. The primary use of funds during the three month period was payment of cash dividends to common stockholders, interest expense on its outstanding 9% Subordinated Debentures and 6 3/4% Convertible Subordinated Debentures, the purchase of $6.3 million of trading account securities and funding a $6.5 million commercial loan participated with BankAtlantic. It is anticipated that funds for interest and dividend payments will continue to be obtained from BankAtlantic. BBC currently anticipates that it will pay regular quarterly cash dividends on its common stock. Payment of interest and the ultimate repayment of the 6 3/4% and 9% Debentures is significantly dependent upon the operations and distributions from BankAtlantic, refinancing of the debt or raising additional equity capital.

     In March 1997, BBC formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of BBC. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in an identical principal amount of BBC's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years. In addition, BBC contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. Offering costs of $2.9 million were paid by BBC. BBC intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including repurchases of its common stock, for acquisitions by either BBC or BankAtlantic and contribution to BankAtlantic to support growth and for working capital. Such possible future acquisitions may be in businesses not engaged in banking activities and in such event such acquisitions could result in material changes to the scope of BBC's business and would subject BBC to the risks inherent in any businesses acquired. BBC Capital's sole asset is $77.1 million aggregate principal amount of the Junior Subordinated Debentures.

     Holders of the Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. The Preferred Securities are considered debt for financial accounting and tax purposes.

     BBC has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that no extended interest payment period may extend beyond the stated maturity of the Junior Subordinated Debentures. During the extended interest payment period, distributions or the Preferred Securities will also be deferred and BBC will be prohibited from declaring or paying any cash distributions with respect to its debt securities that rank pari passu with or junior to the Junior Subordinated Debentures or with respect to its capital stock. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. Subject to regulatory approval, if then required, the Junior Subordinated Debentures are redeemable prior to maturity at the option of BBC (i) on or after June 30, 2002, in whole at any time or in part from time to time, or (ii) at any time, in whole ( but not in part), within 180 days following the occurrence of certain events including certain changes in the tax laws, in each case at a redemption price equal to 100% of the principal amount of the Junior Subordinated Debentures so redeemed, together with any accrued but unpaid interest to the date fixed for redemption. Subject to receipt of any regulatory approvals, BBC has the right at any time to terminate BBC Capital and cause the Junior Subordinated Debentures to be distributed to holders of Preferred Securities in liquidation of BBC Capital. BBC has guaranteed the payment of distributions and payments on liquidation or redemption of the Preferred Securities, but only in each case to the extent of funds held by BBC Capital. The obligations of BBC under the guarantee and the Junior Subordinated Debentures are subordinate and junior in right of payment to all Senior Debt and the Company's 6 3/4% Convertible Subordinated Debt (as defined in the Indenture relating to the Junior Subordinated Debentures) and the 9% Subordinated Debentures.

     BankAtlantic's primary sources of funds during the first three months of 1997 were from operations, principal collected on loans, mortgage-backed securities, investment securities, sales of debt securities available for sale, FHLB advances, a mortgage servicing rights sale, securities sold under agreements to repurchase and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund deposit outflows and loan purchases and fundings and the purchase of FHLB stock, tax certificates, and debt securities available for sale. At March 31, 1997, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic's commitments to originate loans at March 31, 1997 were $46.9 million compared to $95.4 million at March 31, 1996. Commitments to purchase residential loans were $24.0 million and $0 at March 31, 1997 and 1996, respectively. BankAtlantic expects to fund the 1997 loan commitments from loan and debt securities available for sale repayments. At March 31, 1997, loan commitments were 2.48 % of loans receivable, net.

     BankAtlantic's actual capital amounts and ratios are presented in the table:


                                                                                          To be Well
                                                            For Capital                Capitalized Under
                                                             Adequacy                  Prompt Corrective
                                   Actual                    Purposes                  Action Provisions
                                   ------                    --------                  -----------------
                               Amount    Ratio           Amount       Ratio          Amount          Ratio
                               ------    -----           ------       -----          ------          -----
                                                         (In thousands)
As of March 31, 1997:
Total risk-based capital     $ 199,657   11.12 %   > $  143,665   >   8.00 %   >   $179,582   >      10.00%
                                                   =              =            =              =
Tier I risk-based capital    $ 177,154    9.86 %   > $   71,833   >   4.00 %   >   $107,749   >      6.00%
                                                   =              =            =              =
Tangible capital ........    $ 177,154    6.49 %   > $   40,939   >   1.50 %   >   $ 40,939   >      1.50%
                                                   =              =            =              =
Core capital ............    $ 177,154    6.49 %   > $   81,878   >   3.00 %   >   $136,463   >      5.00%
                                                   =              =            =              =

As of December 31, 1996:
Total risk-based capital    $ 193,196    10.83 %   > $  142,691   >   8.00 %   >   $178,407   >      10.00%
                                                   =              =            =              =
Tier I risk-based capital   $ 170,865    9.58 %    > $   71,363   >   4.00 %   >   $107,004   >       6.00%
                                                   =              =            =              =
Tangible capital ........   $ 170,865    6.65 %    > $   38,547   >   1.50 %   >   $ 38,547   >       1.50%
                                                   =              =            =              =
Core capital ............   $ 170,865    6.65 %    > $   77,094   >   3.00 %   >   $128,491   >       5.00%
                                                   =              =            =              =

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in BBC's Annual Report on Form 10K for the year ended December 31, 1996.





                           PART II - OTHER INFORMATION


Exhibits
--------

        None

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BANKATLANTIC BANCORP, INC.





May 15, 1997                             By:  /s/Alan B. Levan
------------                                 -------------------------------
   Date                                       Alan B. Levan
                                              Chief Executive Officer/
                                              Chairman/President



May 15, 1997                            By:  /s/Jasper R. Eanes
------------                                 -------------------------------
   Date                                      Jasper R. Eanes
                                             Executive Vice President/
                                             Chief Financial Officer