Form 10-Q
period 1997-06-30
BANKATLANTIC BANCORP INC
filed 1997-08-14
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228

                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)


                FLORIDA                                  65-0507804
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


      1750 EAST SUNRISE BOULEVARD
        FT. LAUDERDALE, FLORIDA                            33304
    -------------------------------                 -------------------
    (Address of principal executive                      (Zip Code)
               offices)


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

                        YES [X]                  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.


                                                         Outstanding at
Title of Each Class                                      August 2, 1997
-------------------                                      --------------
Class A Common Stock, par value $0.01 per share             7,171,559
Class B Common Stock, par value $0.01 per share            10,533,671

BANKATLANTIC BANCORP, INC.


                                TABLE OF CONTENTS



                                                                      PAGE
FINANCIAL INFORMATION                                               REFERENCE


Financial Statements.................................................. 1-7

Consolidated Statements of Financial Condition - June 30, 1997
and December 31, 1996 - Unaudited....................................... 1


Consolidated Statements of Operations - For the Three and
  Six Months Ended June 30, 1997 and 1996 - Unaudited.. ................ 2


Consolidated Statements of Cash Flows - For the Six Months
  Ended June 30, 1997 and 1996 - Unaudited............................ 3-4


Notes to Consolidated Financial Statements - Unaudited................ 5-7


Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 8-14


OTHER INFORMATION

Submission of Matters to Vote of Security Holders...................... 15

Exhibits and Reports on Form 8K........................................ 15

Signatures............................................................. 16

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.







           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                  June 30,    December 31,
                                                                                    1997          1996
                                                                                 ----------   -----------
ASSETS
(In thousands, except share data)
Cash and due from depository institutions ....................................   $   82,490   $  102,995
Federal Funds sold ...........................................................        7,808        6,148
Loans receivable, net ........................................................    1,933,980    1,824,856
Investment securities-net, held to maturity, at cost which approximates market
  value ......................................................................       68,587       54,511
Securities available for sale, at market value ...............................      449,422      439,345
Accrued interest receivable ..................................................       21,254       20,755
Real estate owned, net .......................................................        4,618        4,918
Office properties and equipment, net .........................................       47,494       48,274
Federal Home Loan Bank stock, at cost which approximates market value ........       24,637       14,787
Mortgage servicing rights ....................................................       30,491       25,002
Deferred tax asset, net ......................................................        3,253        3,355
Cost over fair value of net assets acquired ..................................       27,414       28,591
Other assets .................................................................       29,026       31,990
                                                                                 ----------   ----------
Total assets .................................................................   $2,730,474   $2,605,527
                                                                                 ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .....................................................................   $1,768,087   $1,832,780
Advances from FHLB ...........................................................      467,704      295,700
Securities sold under agreements to repurchase ...............................      105,544      190,588
Subordinated debentures ......................................................       78,300       78,500
Guaranteed preferred beneficial interests in the Company's Junior
  Subordinated Debentures ....................................................       74,750            0
Advances by borrowers for taxes and insurance ................................       47,072       29,659
Other liabilities ............................................................       35,442       30,596
                                                                                 ----------   ----------
Total liabilities ............................................................    2,576,899    2,457,823
                                                                                 ----------   ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized:
  none issued and outstanding ................................................            0            0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares;
  issued and outstanding, 11,765,117 and 12,394,602 shares ...................          118           78
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares;
  issued and outstanding, 10,707,671 and 10,542,116 shares ...................          107          105
Additional paid-in capital ...................................................       57,747       64,171
Retained earnings ............................................................       94,606       82,602
Total stockholders' equity before net unrealized appreciation on securities
  available for sale - net of deferred income taxes ..........................      152,578      146,956
Net unrealized appreciation on securities available for sale - net of
    deferred income taxes ....................................................          997          748
                                                                                 ----------   ----------
Total stockholders' equity ...................................................      153,575      147,704
                                                                                 ----------   ----------

Total liabilities and stockholders' equity ...................................   $2,730,474   $2,605,527
                                                                                 ==========   ==========

           See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                   For the Three Months        For the Six Months
(In thousands, except share data)                                     Ended June 30,              Ended June 30,
                                                               -------------------------   -------------------------
                                                                   1997          1996          1997          1996
                                                               -----------   -----------   -----------   -----------
Interest income:
Interest and fees on loans .................................   $    41,948   $    21,877   $    83,071   $    42,210
Interest on  securities available for sale .................         8,246         9,226        15,788        19,726
Interest and dividends on investment securities ............         1,852         1,655         3,631         2,914
                                                               -----------   -----------   -----------   -----------
Total interest income ......................................        52,046        32,758       102,490        64,850
                                                               -----------   -----------   -----------   -----------
Interest expense:
Interest on deposits .......................................        17,042        12,333        34,317        24,712
Interest on advances from FHLB .............................         6,266           796        11,067         2,823
Interest on securities sold under agreements to repurchase .         2,309         1,469         4,858         2,187
Interest on subordinated debentures and guaranteed preferred
  interest in the Company's Junior Subordinated Debentures .         2,775           498         4,314           994
                                                               -----------   -----------   -----------   -----------
Total interest expense .....................................        28,392        15,096        54,556        30,716
                                                               -----------   -----------   -----------   -----------
Net interest income ........................................        23,654        17,662        47,934        34,134
Provision for loan losses ..................................         2,686         1,455         5,162         2,395
                                                               -----------   -----------   -----------   -----------
Net interest income after provision for loan losses ........        20,968        16,207        42,772        31,739
                                                               -----------   -----------   -----------   -----------
Non-interest income:
Loan servicing and other loan fees .........................         1,405         1,106         2,976         1,944
Gains on sales of loans originated for resale ..............           714           122         1,165           286
Gains on sales of mortgage servicing rights ................         2,201             0         4,634             0
Gains on sales of debt securities available for sale .......           689         1,654           942         3,946
Transaction fees ...........................................         3,618         3,127         7,077         5,683
Other ......................................................         1,007           705         1,864         1,689
                                                               -----------   -----------   -----------   -----------
Total non-interest income ..................................         9,634         6,714        18,658        13,548
                                                               -----------   -----------   -----------   -----------
Non-interest expense:
Employee compensation and benefits .........................         9,286         7,051        18,833        14,419
Occupancy and equipment ....................................         4,245         2,906         9,037         5,691
Federal insurance premium ..................................           345           669           553         1,260
Advertising and promotion ..................................           525           730           894         1,237
Amortization of cost over fair value of net assets acquired            627           306         1,254           612
Other ......................................................         4,415         2,023         9,272         4,981
                                                               -----------   -----------   -----------   -----------
Total non-interest expense .................................        19,443        13,685        39,843        28,200
                                                               -----------   -----------   -----------   -----------
Income before income taxes .................................        11,159         9,236        21,587        17,087
Provision for income taxes .................................         4,338         3,687         8,425         6,828
                                                               -----------   -----------   -----------   -----------
Net income .................................................   $     6,821   $     5,549   $    13,162   $    10,259
                                                               ===========   ===========   ===========   ===========
Net income per common and common equivalent share ..........   $      0.28   $      0.23   $      0.54   $      0.44
                                                               ===========   ===========   ===========   ===========
Net income per common and common equivalent share,
  assuming full dilution ...................................   $      0.24   $      0.23   $      0.46   $      0.44
                                                               ===========   ===========   ===========   ===========
Weighted average number of common and common
  equivalent shares outstanding ............................    24,262,359    24,221,381    24,286,208    23,138,348
                                                               ===========   ===========   ===========   ===========
Weighted average number of common and common
   equivalent shares outstanding, assuming full dilution ...    31,359,970    24,221,381    31,383,236    23,172,770
                                                               ===========   ===========   ===========   ===========

           See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                  --------------------------
OPERATING ACTIVITIES:                                                                 1997            1996
Net income ...................................................................... $   13,162      $  10,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .......................................................      5,162          2,395
Depreciation ....................................................................      2,410          1,703
Amortization of  mortgage servicing rights ......................................      3,647          3,177
Increase (decrease) in deferred income tax asset, net ...........................        (53)         1,026
Net (accretion) amortization of securities ......................................       (247)          (553)
Unrealized loss on trading account securities ...................................         12              0
Net amortization of deferred loan origination fees ..............................       (510)          (628)
Gains on sales of real estate owned .............................................       (161)          (356)
Net losses on sales of property and equipment ...................................         16             71
Gains on sales of mortgage servicing rights .....................................     (4,634)             0
Gains on sales of debt securities available for sale ............................       (943)        (3,946)
Purchases of trading account securities .........................................     (6,417)             0
Proceeds from loans originated for resale .......................................     55,791         33,639
Fundings of loans originated for resale .........................................    (51,850)       (33,664)
Gains on sales of loans originated for resale ...................................     (1,165)          (286)
Provision for tax certificate losses ............................................       (231)          (384)
Amortization of dealer reserve ..................................................      3,947          1,427
Amortization of cost over fair value of net assets acquired .....................      1,254            612
Net accretion of purchase accounting adjustments ................................       (231)          (191)
Amortization of  deferred borrowing costs .......................................        194             52
Increase in accrued interest receivable .........................................       (499)        (1,497)
Decrease (increase) in other assets .............................................     12,995         (2,660)
Decrease in other liabilities ...................................................     (1,135)          (631)
                                                                                  -----------     ----------
Net cash provided by operating activities .......................................     30,514          9,565
                                                                                  -----------     ----------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment securities ................     28,150         25,618
Purchase of investment securities ...............................................    (35,642)       (46,819)
Proceeds from sales of debt securities available for sale .......................    205,163        166,985
Principal collected on debt securities available for sale .......................     76,178        106,091
Purchases of debt securities available for sale .................................   (283,310)      (187,175)
Proceeds from sales of FHLB stock ...............................................      1,550          1,249
FHLB stock acquired .............................................................    (11,400)             0
Principal reduction on loans ....................................................    347,245        275,834
Loan fundings for portfolio .....................................................   (248,637)      (356,929)
Loans purchased .................................................................   (216,156)      (199,839)
Proceeds from maturities of bankers' acceptances ................................        287              0
Fundings of bankers' acceptances ................................................        (77)             0
Additions to dealer reserve .....................................................     (5,240)        (1,471)
Proceeds from sales of real estate owned ........................................      1,591          1,721
Mortgage servicing rights acquired ..............................................    (20,278)       (12,277)
Proceeds from sales of mortgage servicing rights ................................      6,628              0
Additions to office property and equipment ......................................     (1,646)        (5,791)
                                                                                  -----------     ----------
Net cash  (used) by investing activities ........................................   (155,594)      (232,803)
                                                                                  -----------     ----------
     See Notes to Consolidated Financial Statements - Unaudited (Continued)

               CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                                   (CONTINUED)

                                                                                      For the Six Months
                                                                                         Ended June 30,
                                                                                  -------------------------
                                                                                      1997           1996
                                                                                  ----------     ----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits ...........................................     (91,978)        40,164
Interest credited to deposits .................................................      27,202         21,466
Repayments of FHLB advances ...................................................    (320,000)      (388,755)
Proceeds from FHLB advances ...................................................     492,004        361,970
Net  increase (decrease) in securities sold under agreements to repurchase ....     (85,044)       134,476
Net decrease in federal funds purchased .......................................      (1,660)        (1,200)
Repayment of note payable .....................................................           0             (1)
Issuance of common stock relating to exercise of employee stock options .......       1,268            265
Proceeds from issuance of guaranteed preferred interests in the Company's
   junior subordinated debentures .............................................      74,750              0
Issuance of common stock, net .................................................           0         18,005
Payments to acquire and retire treasury stock .................................      (8,263)             0
Receipts of advances by borrowers for taxes and insurance .....................      17,413         28,043
Common stock dividends paid ...................................................      (1,117)          (991)
                                                                                  ---------      ---------
Net cash provided  by financing activities ....................................     104,575        213,442
                                                                                  ---------      ---------
Decrease  in cash and cash equivalents ........................................     (20,505)        (9,796)
Cash and cash equivalents at beginning of period ..............................     102,995         69,867
                                                                                  ---------      ---------
Cash and cash equivalents at end of period ....................................   $  82,490      $  60,071
                                                                                  =========      =========

SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings ...................................................   $  52,600      $  29,905
Income taxes paid .............................................................       9,306          6,100
Loans transferred to real estate owned ........................................       1,130            857
Proceeds receivable from sales of mortgage servicing rights ...................       9,148              0
Accrual for purchase of tax certificates paid in July .........................       6,353          8,746
Equity securities transferred from trading to available for sale ..............       6,405              0
Issuance of  Class A common stock upon conversion of subordinated debentures ..         200              0
Loan charge-offs ..............................................................       4,856          3,415
Tax certificate charge-offs, net of (recoveries) ..............................        (507)           353
Common stock dividend declared and not paid until July ........................         545            524
Increase in equity for the tax effect related to the exercise of employee stock
  options .....................................................................         365             78
Change in net unrealized appreciation (depreciation) on debt securities
  available for sale ..........................................................         404        (10,515)
Change in deferred taxes on net unrealized appreciation (depreciation) on debt
  securities available for sale ...............................................         155         (4,056)
Change in stockholders' equity from net unrealized appreciation (depreciation)
  on debt securities available for sale, less related deferred income taxes ...         249         (6,459)
                                                                                  =========      =========


           See Notes to Consolidated Financial Statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary. Under applicable law, the Company generally has broad authority to engage in various types of business activities with few restrictions. The
Company's activities currently relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. BankAtlantic's subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 1997, the consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and the consolidated cash flows for the six months ended June 30, 1997 and 1996. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1996 and the March 31, 1997 Form 10Q.

2.  EQUITY CAPITAL

     On July 22, 1997, the Board of Directors declared a common stock split effected in the form of a 25% stock dividend, payable on August 18, 1997 in Class A Common Stock to the Company's Class A and Class B common shareholders of record on August 1, 1997. The stock dividend is payable in Class A Common Stock regardless of the class of shares held. Where appropriate, amounts throughout the report have been adjusted to reflect the stock dividend.

     The follow table sets forth the changes in common stockholders' equity for the six months ended June 30, 1997 before net unrealized appreciation of securities available for sale:

                                                                            Additional
                                                                 Common       Paid in     Retained
                                                                 Stock        Capital     Earnings
(in thousands)                                                  --------    ----------    --------
Balance at December 31, 1996 ................................   $    183    $ 64,171      $ 82,602
Exercise of  stock options ..................................          2       1,266             0
Tax effect relating to the exercise of employee stock options          0         365             0
Payments to acquire and retire treasury stock ...............         (8)     (8,255)            0
Issuance of common stock upon conversion of subordinated
 debentures .................................................          0         200             0
Net income ..................................................          0           0        13,162
Dividends on common stock ...................................          0           0        (1,110)
5 for 4  stock split, July 1997 .............................         48           0           (48)
                                                                --------    --------      --------
Balance at June 30, 1997 ....................................   $    225    $ 57,747      $ 94,606
                                                                ========    ========      ========

     In August 1996, the Company announced a plan to purchase up to 1.56 million shares of common stock. During the six months ended June 30, 1997, the Company paid $7.4 million and $840,438 to repurchase 708,750 shares and 75,000 shares of Class A and Class B common shares, respectively. As of June 30, 1997, under the August 1996 repurchase plan, the Company has paid $9.3 million and $2.2 million to repurchase in the secondary market 958,750 shares and 250,781 shares of Class A and Class B common shares, respectively. These shares were retired at the time of purchase.

     During the three months ended June 30, 1997, the Company issued 24,414 shares of Class A common stock upon the conversion of $200,000 principal amount of the 6 3/4% Convertible Subordinated Debentures at a conversion price of $8.19.

     On January 7, 1997, the Board of Directors granted pursuant to the BankAtlantic Bancorp 1996 stock option plan 11,720 incentive stock options to two officers of BankAtlantic at an exercise price of $8.28. Furthermore, on May 6, 1997, the Board of Directors granted pursuant to the BankAtlantic Bancorp 1996 stock option plan 320,229 of incentive stock options and 200,442 of non-qualifying stock options with a $9.90 exercise price to officers of
BankAtlantic. All of the incentive and non-qualifying stock options are exercisable for the Company's Class A Common Stock, with an exercise price equal to the fair market value at the date of grant, expire ten years from the date of grant and are exercisable any time after five years from the date of grant. Also, on June 2, 1997, an additional 12,814 of incentive stock options were issued to BankAtlantic officers hired after May 6, 1997. These incentive options have an exercise price $10.80 with the same terms and conditions as the incentive options granted on May 6, 1997. On May 1, 1997, 39,068 of non-qualifying stock options were issued outside of the Plan to non-employee directors with a $9.55 exercise price. The non-qualifying stock options vested immediately and are exercisable for the Company's Class A common stock. The stock options expire ten years from the date of grant.

     During July 1997, the Compensation Committee adjusted the stock options issued pursuant to the Company's 1984, 1994 and 1996 Stock Option Plans to reflect the 5 for 4 stock split. Due to accounting and tax considerations, the Company will make appropriate adjustments in shares of Class B common stock with respect to options to purchase Class B stock previously granted under the Company's stock option plans. The following table sets forth all outstanding options, adjusted for the July 1997, common stock split effected in the form of a 25% stock dividend:

                                            Outstanding    Outstanding
                                              Options        Options
                                              Class B        Class A
                                            -----------    -----------
Options Outstanding at December 31, 1996     2,188,207        743,858
Options Issued .........................             0        584,273
Options Exercised ......................      (276,273)       (13,121)
Options Canceled .......................       (26,767)       (42,291)
                                             ---------      ---------
Options Outstanding at June 30, 1997 ...     1,885,167      1,272,719
                                             =========      =========

Price per share ........................   $3.76 - $5.00   $7.17-$10.80

3.  SALES OF  FINANCIAL ASSETS

     During the three and six months ended June 30, 1997, BankAtlantic sold $5.8 million and $11.1 million of mortgage servicing rights realizing gains of $2.2 million and $4.6 million, respectively. These mortgage servicing rights related to approximately $496.1 million and $1.0 billion of loans, respectively. Included in other assets at June 30, 1997 and December 31, 1996 were $9.1 million and $9.5 million of receivables from the sales of mortgage servicing rights, respectively. During the three and six months ended June 30, 1997, BankAtlantic sold $99.4 million and $190.7 million of treasury notes, for gains of $33,000 and $286,000, respectively. Furthermore, during the three months ended June 30, 1997, BankAtlantic sold $7.6 million and $5.9 million of federal agency obligations and REMIC securities for gains of $220,000 and $436,000, respectively. During the three and six months ended June 30, 1996, BankAtlantic sold $84.0 million and $136.6 million of adjustable rate mortgage-backed securities, $0 and $20.5 million of 15 year mortgage-backed securities and $0 and $5.9 million of seven year balloon mortgage-backed securities for gains of $1.7 million and $3.9 million, respectively. Proceeds from the sales of these assets were used to fund purchases of mortgage servicing rights and support loan growth.

4. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES

     In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued for $74.75 million, 2.99 million shares of Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase $74.75 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. The net proceeds from the sale of the Junior Subordinated Debentures are being used by the Company for general corporate purposes, including repurchase of its common stock. Interest on the Junior Subordinated Debentures and Distributions on the Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears, with the first payment paid June 30, 1997. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $25 per Preferred Security. The Company has the right, at any time, so long as no event of default, as defined, has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

5.  TAX CERTIFICATES

     At June 30, 1997, other liabilities included a $6.4 million liability associated with the purchase of tax certificates by BankAtlantic. The liability was paid in July 1997.

6.  NEW ACCOUNTING STANDARDS

     Financial Accounting Standard Board ("FASB") Statements No. 130 and No. 131 were issued in June 1997. FASB Statement No. 130 ("FAS 130") establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FASB Statement No. 131 ("FAS 131") establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will impact disclosure but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.


7. OTHER MATTERS

     On August 1, 1997, the Company announced the termination of its previously announced (June 6, 1997) proposed acquisition from certain shareholders of a controlling interest in Oriole Homes Corp. Costs incurred for the proposed purchase are estimated at $330,000 and will be charged to operations during the quarter ended September 30, 1997.

8. Certain amounts for prior periods have been reclassified to conform with statement presentation for 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies, potential impact of changes in interest rates, regulatory oversight and other factors discussed in the Company's Annual Report on Form 10K for the year ended December 31, 1996. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there is no assurance that the results discussed in such forward-looking statements contained in this report will, in fact, occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements to reflect future events or circumstances.

     The Company's net income for the quarter ended June 30, 1997 was $6.8 million or $0.28 and $0.24 primary and fully diluted earnings per common and common equivalent share, respectively, compared to net income of $5.5 million or $0.23 primary and fully diluted earnings per common and common equivalent share for the same period in 1996. The Company's net income for the six months ended June 30, 1997 was $13.2 million or $0.54 and $0.46 primary and fully diluted earnings per common and common equivalent share, respectively, compared to net income of $10.3 million or $0.44 primary and fully diluted earnings per common and common equivalent share for the same six month period during 1996.

     Net interest income after provision for loan losses was $21.0 million for the June 30, 1997 quarter compared to $16.2 million for the quarter ended June 30, 1996. During the three months ended June 30, 1997, total interest income increased by $19.3 million primarily due to higher interest income earned on loans and investment securities, partially offset by lower interest income on securities available for sale. This increase in loan interest income reflects higher average balances resulting from the purchase of residential mortgage loans, loan fundings and the October 1996 Bank of North America ("BNA") acquisition. The increase in interest and dividends on investment securities was primarily due to $208,000 of additional dividends earned on Federal Home Loan Bank Stock due to higher average balances. Increases in Federal Home Loan Bank ("FHLB") stock were required based on increased FHLB advances. The decline in interest income on securities available for sale resulted from lower average balances primarily due to security sales and principal repayments. During the three months ended June 30, 1997 total interest expense was $28.4 million compared to $15.1 million during the comparable 1996 period. The higher interest expense resulted primarily from the higher deposit average balances, increased FHLB advances borrowings, issuances of the 6 3/4% Convertible Subordinated Debentures and 9 1/2% Junior Subordinated Debentures and a generally higher interest rate environment during 1997 than experienced in 1996. The $57.5 million of 6 3/4% Convertible Subordinated Debentures and the $74.75 million of 9 1/2% Junior Subordinated Debentures were issued in July 1996 and April 1997, respectively. The increased FHLB advances funded the purchase of residential loans in the secondary market and the issuance of convertible subordinated debentures funded loan growth and the BNA acquisition. The proceeds from 9 1/2% Junior Subordinated Debentures were deposited in BankAtlantic and subsequently used to paydown securities sold under agreements to repurchase during the June 1997 quarter. The provision for loan losses was $2.7 million for the three months ended June 30, 1997 compared to $1.5 million during the comparable 1996 period. The increased provision for loan losses resulted from higher consumer loan net charge-offs and an increase in the allowance for loan losses due primarily to consumer loan delinquency trends and the increased size of the loan portfolio. Non-interest income was $9.6 million for the three months ended June 30, 1997 compared to $6.7 million for the comparable 1996 period. The $2.9 million net increase primarily resulted from gains on sales of financial assets, higher transaction account fees and additional late fee income. Non-interest expenses for the quarter ended June 30, 1997 were $19.4 million compared to $13.7 million for the same 1996 period. The net increase of $5.8 million primarily resulted from additional expenses associated with operating a larger organization due to the BNA acquisition, higher legal expenses primarily associated with the Subject Portfolio, increased consumer repossession expenses and data processing fees and expenses associated with the conversion of a substantial portion of its data processing functions to a service bureau during the fourth quarter of 1996.

     Net interest income after provision for loan losses was $42.8 million for the six months ended June 30, 1997 compared to $31.7 million for the comparable 1996 period. Changes related to the individual components of net interest income after provision for loan losses for the six months ended June 30, 1997, compared to June 30, 1996 were primarily related to the items discussed above as well as $746,000 of tax certificate interest reserve reversals during 1997 compared to $438,000 of reversals during 1996. The interest reserve reversals reflect higher than anticipated tax certificate repayments. Non-interest income was $18.7 million for the 1997 six month period compared to $13.5 million during the comparable 1996 period. As discussed under quarterly results, higher gains on the sales of financial assets, increased transaction account fees and additional loan servicing and late fee income were the primary reasons for the increase. Non-interest expense was $39.8 million for the six months ended June 30, 1997 compared to $28.2 million during the comparable 1996 period. The increase was associated with items discussed above for the current quarter.

Net Interest Income
                                                               For the Three Months Ended          For the Six Months Ended
                                                                        June 30,                           June 30,
                                                             ------------------------------   --------------------------------
(In thousands)                                                 1997       1996      Change      1997         1996      Change
                                                             --------   --------   --------   ---------   ---------  ---------
Interest and fees on loans ...............................   $ 41,948   $ 21,877   $ 20,071   $  83,071   $ 42,210   $ 40,861
Interest on securities available for sale ................      8,246      9,226       (980)     15,788     19,726     (3,938)
Interest and dividends on investment securities ..........      1,852      1,655        197       3,631      2,914        717
Interest on deposits .....................................    (17,042)   (12,333)    (4,709)    (34,317)   (24,712)    (9,605)
Interest on advances from FHLB ...........................     (6,266)      (796)    (5,470)    (11,067)    (2,823)    (8,244)
Interest on securities sold under agreements to repurchase     (2,309)    (1,469)      (840)     (4,858)    (2,187)    (2,671)
Interest on subordinated debentures and guaranteed
  preferred interest in The Company's Junior Subordinated
  Debentures .............................................     (2,775)      (498)    (2,277)     (4,314)      (994)    (3,320)
                                                             --------   --------   --------   ---------   --------   --------
     Net interest income .................................   $ 23,654   $ 17,662   $  5,992   $  47,934   $ 34,134   $ 13,800
                                                             ========   ========   ========   =========   ========   ========

     The increase in interest and fees on loans during the three months ended June 30, 1997 compared to the same period in 1996 reflects higher average balances resulting from loans acquired in connection with the BNA acquisition, residential loan purchases, and loan fundings. The higher loan average balances were partially offset by lower rates earned on consumer loans. Loan average balances increased from $933.6 million during the three months ended June 30, 1996 to $1.9 billion during the comparable period during 1997. The BNA acquisition originally increased loan balances by $395.0 million. Average balances of purchased residential loans increased from $29.5 million during the three months ended June 30, 1996 to $492.8 million during the comparable 1997 period. Loan fundings for portfolio were $248.6 million for the six months ended June 30, 1997, compared to $356.9 million during the same period in 1996. The lower fundings during the 1997 compared to the same period during 1996 resulted from a significant reduction in marketing direct consumer loans since the fourth quarter of 1996 and lower residential loan fundings. The decrease in yields earned on consumer loans reflects the funding of new loans bearing lower interest rates than portfolio loan rates and the acquisition of BNA's consumer loan portfolio. The decline in interest on securities available for sale resulted from lower average balances and yields which declined from $593.4 million and 6.22% for the three months ended June 30, 1996 to $540.7 million and 6.10% for the comparable 1997 period. The decline in securities available for sale average balances and yields resulted from principal repayments and sales of securities. Sales of securities were $204.2 million and $368.5 million during the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. The decline in securities available for sale average balances was partially offset by purchases of $148.8 million of treasury notes, $121.3 million of 7 year balloon mortgage-backed securities, $1.3 million of 5 year balloon mortgage-backed securities, $10.0 million of adjustable rate mortgage-backed securities and $1.9 million of corporate bonds during the six months ended June 30, 1997. The 1997 increase in interest and dividends on investment securities was primarily due to a $208,000 increase in dividends from FHLB stock. FHLB stock average balances increased from $8.8 million during the three months ended June 30, 1996 to $20.3 million during the comparable 1997 period. Increases in FHLB stock were required based on higher FHLB advance levels.

     The increase in interest on deposits for the quarter ended June 30, 1997 compared to the comparable 1996 quarter resulted from higher average deposit balances and rates during 1997. Average interest bearing deposit balances increased from $1.2 billion for the three months ended June 30, 1996 to $1.6 billion for the comparable period ended June 30, 1997, and average rates on deposits increased from 3.99% during the 1996 quarter to 4.19% during the 1997 quarter. The increase in the rates on deposits reflects a new tiered savings product that pays higher rates based on account balances as well as the generally higher interest rate environment during 1997 than experienced during 1996. Saving account average balances and rates increased from $103.9 million and 1.55% during the three months ended June 30, 1996 to $202.5 million and 2.82% during the comparable 1997 period. The remaining increase in deposit average balances primarily resulted from the deposits acquired in connection with the BNA acquisition. The increase in interest expense on advances from FHLB was primarily due to higher average balances and secondarily to higher average rates. Advances from FHLB average balances and rates increased from $53.4 million and 5.98%, respectively, during the second quarter of 1996 to $404.8 million and 6.21%, respectively during the comparable 1997 quarter. The additional FHLB borrowings were primarily intermediate term advances. Intermediate term advances generally carry higher rates than short term advances and were partially used to fund the purchase of residential loans. The additional interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. Securities sold under agreements to repurchase average balances increased from $125.7 million during the three months ended June 30, 1996 to $172.3 million during the comparable 1997 three month period and average rates increased from 4.69% during the 1996 period to 5.37% during the comparable 1997 period. The increased average rates on securities sold under agreements to repurchase resulted from the higher 1997 interest rate environment and the increased borrowings during the period were used to fund loan growth. Interest on subordinated debentures consisted of interest expense on $21.0 million of the Company's 9% Subordinated Debentures during the 1996 quarter. The interest expense during the 1997 quarter includes interest expense on the above subordinated debentures plus the interest expense on $57.3 million of 6 3/4% Convertible Subordinated Debentures issued July 1996 and interest expense on the $74.75 million of 9 1/2% Junior Subordinated Debentures issued in April 1997.

     During the six months ended June 30, 1997, net interest income increased by $13.8 million. The increase in total interest income was impacted by higher loan average balances, and higher yields on earning assets, partially offset by lower securities available for sale average balances. The yields on interest earning assets increased from 8.20% for the 1996 six month period to 8.32% during the same period in 1997. The higher yields reflect a change in the mix of interest earning assets from lower yielding investments and securities available for sale to higher yielding loans. Average total loans receivable as a percentage of average earning assets increased from 56.8% during the 1996 six month period to 76.1% for the comparable 1997 period. Securities available for sale average balances declined from $621.2 million during the six months ended June 30, 1996 to $516.6 million during the comparable 1997 period. The increase in total interest expense was primarily related to the items discussed above for the quarter.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the second quarter 1997 was $2.7 million compared to $1.5 million during the comparable 1996 period. The higher 1997 provision for loan losses reflects a $700,000 increase in consumer loan net charge-offs, and a $1.0 million increase in the allowance for loan losses for the June 1997 quarter compared to a $500,000 increase in the loan loss allowance during the June 1996 period. The increased consumer loan net charge-offs primarily resulted from the indirect consumer loan portfolio. The allowance for loan losses was increased during the 1997 quarter due primarily to loan growth, increased consumer loan portfolio delinquencies, and consumer loan charge-off trends.

     The provision for loan losses for the six months ended June 30, 1997 increased $2.8 million from the comparable 1996 period. The increase primarily related to $1.5 million of additional consumer loan net charge-offs during 1997 compared to 1996. The allowance for loan losses increased by $1.45 million during the six months ended June 30, 1997 compared to $200,000 for the comparable 1996 period. The increase in the allowance for loan losses was primarily related to the items discussed above for the quarter.

     On the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                             June 30,      December 31,
                                               1997           1996
                                             --------      -----------
Nonaccrual :
     Tax certificates ....................   $ 1,208         $ 1,835
     Loans ...............................    14,025          12,424
                                             -------         -------
     Total nonaccrual ....................    15,233          14,259
                                             -------         -------
Repossessed  Assets:
    Real estate owned ....................     4,618           4,918
    Repossessed assets ...................     2,460           1,992
                                             -------         -------
    Total repossessed assets .............     7,078           6,910
                                             -------         -------
Contractually past due 90 days or more (1)     2,710           2,961
                                             -------         -------
    Total non-performing assets ..........    25,021          24,130
Restructured loans .......................     5,060           3,718
                                             -------         -------
    Total risk elements ..................   $30,081         $27,848
                                             =======         =======
----------
(1)  The majority of these loans have matured and the borrower continues to make payments under the matured loan  agreement.  BankAtlantic is in the process of renewing or extending these matured loans.

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

     Total risk elements at June 30, 1997 compared to December 31, 1996 increased by $2.2 million. The higher amount of risk elements primarily related to increases in nonaccrual loans, restructured loans, and repossessed assets, partially offset by decreases in real estate owned, nonaccrual tax certificates, and loans contractually past due 90 days or more. The $1.6 million increase in nonaccrual loans primarily reflects $626,000 and $811,000 of higher consumer and residential nonaccrual loans, respectively. The $1.3 million increase in restructured loans resulted from three loans to one borrower that were restructured in June 1997. The $468,000 increase in repossessed assets primarily relates to automobiles associated with the indirect consumer loan portfolio. The $300,000 decline in real estate owned was due to a $680,000 sale of a commercial property, partially offset by a $200,000 and $160,000 increase in residential and commercial real estate owned, respectively. The $627,000 decline in nonaccrual tax certificates resulted from redemptions of tax certificates.

NON-INTEREST INCOME

                                                  For the Three Months Ended     For the Six Months Ended
                                                            June 30,                      June 30,
                                                  ---------------------------    ---------------------------
(In thousands)                                      1997     1996      Change      1997     1996      Change
                                                  -------   -------   -------    -------   -------   -------
Loan servicing and other loan fees .............  $ 1,405   $ 1,106   $   299    $ 2,976   $ 1,944   $ 1,032
Gains on sales of loans originated for resale ..      714       122       592      1,165       286       879
Gains on sales of mortgage servicing rights ....    2,201         0     2,201      4,634         0     4,634
Gains on sales of  securities available for sale      689     1,654      (965)       942     3,946    (3,004)
Transaction accounts ...........................    3,618     3,127       491      7,077     5,683     1,394
Other ..........................................    1,007       705       302      1,864     1,689       175
                                                  -------   -------   -------    -------  --------   -------
   Total non-interest income ...................  $ 9,634   $ 6,714   $ 2,920    $18,658  $ 13,548   $ 5,110
                                                  =======   =======   =======    =======  ========   =======

    The increase in loan servicing and other loan fees during the three month period in 1997 compared to the corresponding 1996 period resulted from higher late fee income and loan fees. Late fee income increased from $299,000 during the three months ended June 30, 1996 to $457,000 during the comparable 1997 period primarily due to larger loan portfolios. Loan fee income increased by $170,000 due to higher prepayment penalties earned on commercial loans and increased investor loan set-up fees on serviced loans. The increase in loan servicing and other loan fees for the six month period in 1997 compared to the corresponding 1996 period resulted from higher loan servicing fees, late fee income and loan fees. Loan servicing income increased from $400,000 during the six months ended June 30, 1996 to $726,000 during the comparable 1997 period. The increased servicing income resulted from lower amortization rate on mortgage servicing rights caused by reduced loan prepayments during the comparable periods. The increase in late fee income and other loan fees primarily related to the items discussed above.

     During the three and six months ended June 30, 1997 and 1996, BankAtlantic sold $30.0 million and $54.6 million, and $18.2 million and $33.4 million respectively, of recently originated residential loans for gains as reported in the preceding table.

     During the three and six months ended June 30, 1997, BankAtlantic sold $5.8 million and $11.1 million of mortgage servicing rights for the gains as reported in the above table. These rights related to approximately $496.1 million and $1.0 billion of loans serviced for others during the respective three and six month periods ended June 30, 1997.

     During the three and six months ended June 30, 1997, BankAtlantic sold $99.4 million and $190.7 million of treasury notes, respectively, and during the three months ended June 30, 1997, BankAtlantic sold $7.6 million and $6.0 million of federal agency obligations and REMIC securities for gains reported in the prior table. Proceeds from these sales were used to fund purchases of mortgage servicing rights and support loan growth. During the three and six months ended June 30, 1996, The Company sold $84.0 million and $136.6 million of adjustable rate mortgage-backed securities, $0 and $20.5 million of 15 year mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for gains as reported in the preceding table.

     The increase in transaction account fees during the three and six months ended June 30, 1997 compared to the corresponding 1996 period resulted from higher checking account and ATM fee income. ATM fee income increased from $1.1 million and $1.7 million during the three and six months ended June 30, 1996 to $1.4 million and $2.7 million for the comparable three and six month periods during 1997, respectively. Likewise, checking account fees increased from $2.0 million and $3.9 million during the three and six months ended June 30, 1996 to $2.3 million and $4.4 million during the comparable 1997 periods, respectively. The additional fee income resulted from higher deposit balances and the implementation of an ATM surcharge fee.The ATM surcharge is a fee received by the owner of an ATM machine.

     The increase in other non-interest income during the three and six months ended June 30, 1997 compared to the 1996 period was due to generally higher other income associated with retail banking services.

Non-Interest Expenses

                                            For the Three Months Ended        For the Six Months Ended
                                                     June 30,                          June 30,
                                          ------------------------------   ------------------------------
(In thousands)                              1997       1996      Change      1997       1996       Change
                                          --------   --------   --------   --------   --------   --------
Employee compensation and benefits ....   $  9,286   $  7,051   $  2,235   $ 18,833   $ 14,419   $  4,414
Occupancy and equipment ...............      4,245      2,906      1,339      9,037      5,691      3,346
Federal insurance premium .............        345        669       (324)       553      1,260       (707)
Advertising and promotion .............        525        730       (205)       894      1,237       (343)
Amortization of cost over fair value of
   net assets acquired ................        627        306        321      1,254        612        642
Other .................................      4,415      2,023      2,392      9,272      4,981      4,291
                                          --------   --------   --------   --------   --------   --------
    Total non-interest expenses .......   $ 19,443   $ 13,685   $  5,758   $ 39,843   $ 28,200   $ 11,643
                                          ========   ========   ========   ========   ========   ========

     The increase in employee compensation and benefits during the three and six months ended June 30, 1997 compared to the 1996 period resulted from the expansion of BankAtlantic's branch network, the acquisition of eight BNA branches and annual salary increases. Occupancy and equipment expenses increased due to the expanded branch network and the BNA acquisition mentioned above, and the fourth quarter conversion of a substantial portion of its data processing functions to an outside service bureau. As a result of the conversion, processing fees increased from $118,000 and $226,000 during the three and six months ended June 30, 1996 to $835,000 and $1.9 million during the comparable periods in 1997, respectively. Depreciation expense increased by $275,000 and $707,000 during the three and six months ended June 30 1997 compared to the same periods during 1996. The increase in depreciation expense resulted from the purchase of item processing equipment, the implementation of a wide area network throughout the organization, and upgrading consumer and residential loan origination software. Management believes these expenditures will enhance BankAtlantic's customer delivery systems.

     The reduction in federal insurance premium during the three and six months ended June 30, 1997 resulted from reduced FDIC premium rates based on the SAIF recapitalization effected in September 1996. At that time BankAtlantic incurred a $7.2 million special one-time SAIF assessment. The decline was partially offset by increased insured deposits in connection with the BNA acquisition.

     The decline in advertising and promotion expenses during 1997 resulted from direct consumer lending and branch expansion promotions during 1996 that were not conducted in 1997.

     The increase in the amortization of cost over fair value of net assets acquired for the three and six months ended June 30, 1997 related to the BNA acquisition.

     The increase in other expenses during the three and six months ended June 30, 1997 as compared to the 1996 periods reflects expenses associated with the BNA acquisition, an expanded branch network, data processing conversion losses, higher legal fees primarily associated with the Subject Portfolio, increased charitable contributions, a sales tax audit settlement, a decline in tax certificate recoveries, as well as higher consumer repossession expenses. In the 1997 quarter, telephone, postage, armored car, stationery, printing and supplies expenses increased by a total of $502,000 compared to the same 1996 quarter due to the expanded branch network and the BNA acquisition. Check losses and teller outages increased by a total of $229,000 largely associated with the October 1996 data processing conversion. During the three months ended June 30, 1997, a state of Florida sales tax audit was settled for $166,000. Corporate legal expenses increased by $146,000 during the 1997 quarter over amounts incurred in the same 1996 quarter. Furthermore, charitable contributions increased by $130,000 and consumer repossession expenses increased by $70,000, while tax certificate recoveries declined by $200,000. The remaining increase in other expenses reflects higher operating expenses generally associated with a larger organization. During the six months ended June 30, 1997, telephone, postage, armored car, stationery, printing and supplies expenses increased by a total of $905,000. Check losses and teller outages, legal expenses, charitable contributions and consumer repossession expenses increased by $617,000, $250,000, $158,000, and $852,000, respectively. The increase in consumer repossession expenses was primarily as a consequence of the indirect consumer automobile loans acquired in connection with the BNA and MegaBank acquisitions. Furthermore, tax certificate recoveries declined by $150,000.

FINANCIAL CONDITION

     The Company's total assets at June 30, 1997 were $2.7 billion compared to $2.6 billion at December 31, 1996. Loans receivable, net, securities available for sale, investment securities held to maturity, FHLB stock, and mortgage servicing rights increased by $109.1 million, $10.1 million, $14.1 million, $9.9 million, and $5.5 million, respectively. The above increases were partially offset by a $20.5 million decrease in cash and due from depository institutions. The increase in loans receivable, net reflects $216.2 million of residential loan purchases and $300.5 million of loan fundings, partially offset by $347.2 million of loan principal repayments and $54.6 million of loan sales. The higher securities available for sale balances reflect the purchase of $283.3 million of securities, partially offset by the sale of $204.2 million of securities and $76.2 million of principal repayments. The higher investment securities held to maturity balances primarily resulted from the purchase of $35.6 million of tax certificates. During 1997, the Company purchased additional FHLB stock to satisfy FHLB advance requirements. The increased mortgage servicing rights balances reflect $20.3 million of servicing acquired partially offset by $11.1 million of servicing sold and $3.6 million of mortgage servicing rights amortization.

     The Company's total liabilities at June 30, 1997 were $2.6 billion compared to $2.5 billion at December 31, 1996. FHLB advances, guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures and advances by borrowers for taxes and insurance increased by $172.0 million, $74.8 million, and $17.4 million, respectively. The above increases were partially offset by $64.8 million of net deposit outflows and an $85.0 million decline in securities sold under agreements to repurchase borrowings. Proceeds from the additional FHLB advances, issuance of the Company's 9 1/2% Junior Subordinated Debentures, loan repayments, and principal collected on securities available for sale and investment securities held to maturity were used to repay securities sold under agreements to repurchase, fund loan growth and deposit outflows and to purchase securities available for sale, FHLB stock and tax certificates and to acquire outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase the 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. The net proceeds from the sale of the Junior Subordinated Debentures are being used by the Company for general corporate purposes, including repurchase of its common stock.

     The Company's primary source of funds during the first six months of 1997 were dividends from BankAtlantic and proceeds from the issuance of the Company's 9 1/2% Junior Subordinated Debentures. The primary use of funds during the six month period was payment of cash dividends to common stockholders, interest expense on its outstanding 9% Subordinated Debentures, 6 3/4% Convertible Subordinated Debentures, and 9 1/2% Junior Subordinated Debentures, the purchase of $6.3 million of marketable equity securities, funding a $6.5 million commercial loan participated with BankAtlantic and the repurchase of common stock. It is anticipated that funds for interest and dividend payments will continue to be obtained from BankAtlantic. The Company currently anticipates that it will pay regular quarterly cash dividends on its common stock. Payment of interest and the ultimate repayment of the 6 3/4%, 9%, and 9 1/2% Debentures is significantly dependent upon the operations and distributions from BankAtlantic, refinancing of the debt or raising additional equity capital.

     BankAtlantic's primary sources of funds during the first six months of 1997 were from operations, principal collected on loans, securities available for sale, investment securities held to maturity, sales of securities available for sale, FHLB advances, mortgage servicing rights sales, and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund deposit outflows, and loan purchases and fundings and the purchase of FHLB stock, tax certificates, and securities available for sale and repay securities sold under agreements to repurchase. In July 1997, the FHLB increased BankAtlantic's $500 million line of credit to $800 million. At June 30, 1997, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic's commitments to originate and purchase loans at June 30, 1997 were $70.2 million compared to $90.9 million at June 30, 1996. Commitments to purchase residential loans were $91.4 million and $0 at June 30, 1997 and 1996, respectively, and commitments to purchase securities available for sale were $0, and $10.0 million at June 30, 1997 and 1996, respectively. BankAtlantic expects to fund the 1997 loan commitments from loan and securities available for sale repayments. At June 30, 1997, loan commitments were 3.63 % of loans receivable, net.

     BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                      To be Well
                                                          For Capital              Capitalized Under
                                                           Adequacy                Prompt Corrective
                                   Actual                  Purposes                Action Provisions
                             -----------------       --------------------       ----------------------
                             Amount     Ratio        Amount        Ratio         Amount        Ratio
                             ------     -----        ------        -----         ------        -----
                                 (In thousands)
As of June 30, 1997:
Total risk-based capital    $204,880   11.28 %   >   $145,291   >   8.00 % >    $181,614   >   10.00%
                                                 =              =          =               =
Tier I risk-based capital   $182,125   10.03 %   >   $ 72,645   >   4.00 % >    $108,968   >    6.00%
                                                 =              =          =               =
Tangible capital            $182,125    6.79 %   >   $ 40,220   >   1.50 % >    $ 40,220   >    1.50%
                                                 =              =          =               =
Core capital                $182,125    6.79 %   >   $ 80,440   >   3.00 % >    $134,067   >    5.00%
                                                 =              =          =               =
 As of December 31, 1996:
Total risk-based capital    $193,196   10.83 %   >   $142,691   >   8.00 % >    $178,407   >   10.00%
                                                 =              =          =               =
Tier I risk-based capital   $170,865    9.58 %   >   $ 71,363   >   4.00 % >    $107,004   >    6.00%
                                                 =              =          =               =
Tangible capital            $170,865    6.65 %   >   $ 38,547   >   1.50 % >    $ 38,547   >    1.50%
                                                 =              =          =               =
Core capital                $170,865    6.65 %   >   $ 77,094   >   3.00 % >    $128,491   >    5.00%
                                                 =              =          =               =

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10K for the year ended December 31, 1996.

                           PART II - OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant held an Annual Meeting of Stockholders on July 22, 1997. At the meeting three directors were elected by a vote of 9,824,524 for and 9,445 against.


     EXHIBITS AND REPORTS ON FORM 8K

     A report on Form 8K, dated June 12, 1997 was filed with the Securities and Exchange Commission relating to the execution by the Company of an agreement to acquire controlling interest in Oriole Homes Corp.

     A report on Form 8K, dated July 22, 1997 was filed with the Securities and Exchange Commission announcing the listing of the Company's Class A common stock on the New York Stock Exchange, and the 5 for 4 common stock split effected in the form of a 25% stock dividend.

     A Report on Form 8K, dated August 1, 1997 was filed with the Securities and Exchange Commission relating to the termination of the Purchase Agreement to acquire controlling interest in Oriole Homes Corp.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANKATLANTIC BANCORP, INC.





August 14, 1997                      By:    /s/Alan B. Levan
---------------                             ------------------------
    Date                                    Alan B. Levan
                                            Chief Executive Officer/
                                            Chairman/President



August 14, 1997                      By:    /s/Jasper R. Eanes
---------------                             ------------------------
    Date                                    Jasper R. Eanes
                                            Executive Vice President/
                                            Chief Financial Officer