Form 10-Q
period 1997-09-30
BANKATLANTIC BANCORP INC
filed 1997-10-29
CIK 921768

===============================================================================

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                  YES [X]                       NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                          OUTSTANDING AT
     TITLE OF EACH CLASS                                 OCTOBER 23, 1997
     -------------------                                 ----------------

Class A Common Stock, par value $0.01 per share             11,597,914
Class B Common Stock, par value $0.01 per share             10,677,778


===============================================================================

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS




           FINANCIAL INFORMATION                                                                          PAGE REFERENCE



              Financial Statements.......................................................................        1-7

                 Consolidated Statements of Financial Condition  - September 30, 1997,
                    December 31, 1996 and September 30, 1996  - Unaudited................................          1


                 Consolidated Statements of Operations -  For the Three and Nine Months Ended
                   September 30, 1997 and 1996 - Unaudited...............................................          2


                 Consolidated Statements of Cash Flows -  For the Nine Months Ended
                   September 30, 1997 and 1996 - Unaudited...............................................        3-4


                Notes to Consolidated Financial Statements - Unaudited...................................        5-7


                Management's Discussion and Analysis of Financial Condition and Results of Operations....       8-14


           OTHER INFORMATION

                Exhibits and Reports on Form 8K..........................................................         15

                Signatures...............................................................................         16













-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------










                      [THIS PAGE INTENTIONALLY LEFT BLANK]














-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                     SEPTEMBER    DECEMBER    SEPTEMBER
                                                                                        30,          31,          30,
                                                                                    ---------    ---------    ---------
                                                                                        1997         1996        1996
                                                                                    ---------    ---------    ---------
ASSETS

Cash and due from depository institutions                                          $  113,734   $  102,995   $   78,901
Federal Funds sold                                                                      1,534        6,148            0
Loans receivable, net                                                               1,963,227    1,824,856    1,264,616
Investment securities-net, held to maturity, at cost which approximates
 market value                                                                          59,953       54,511       65,818
Securities available for sale, at market value                                        495,093      439,345      615,726
Trading securities                                                                      4,237            0            0
Accrued interest receivable                                                            21,432       20,755       16,897
Real estate owned, net                                                                  5,909        4,918        5,451
Office properties and equipment, net                                                   50,283       48,274       47,132
Federal Home Loan Bank stock, at cost which approximates market value                  27,437       14,787       10,849
Mortgage servicing rights                                                              31,952       25,002       23,421
Deferred tax asset, net                                                                 3,718        3,355        2,537
Cost over fair value of net assets acquired                                            26,815       28,591        9,905
Other assets                                                                           39,672       31,990       29,227
                                                                                    ---------    ---------    ---------
Total assets                                                                       $2,844,996   $2,605,527   $2,170,480
                                                                                    =========    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                           $1,763,373   $1,832,780   $1,352,169
Advances from FHLB                                                                    548,706      295,700      216,985
Securities sold under agreements to repurchase                                        128,369      190,588      290,423
Subordinated debentures                                                                78,300       78,500       78,500
Guaranteed preferred beneficial interests in the Company's Junior
  Subordinated Debentures                                                              74,750            0            0
Advances by borrowers for taxes and insurance                                          57,467       29,659       56,647
Other liabilities                                                                      37,473       30,596       36,029
                                                                                    ---------    ---------    ---------
Total liabilities                                                                   2,688,438    2,457,823    2,030,753
                                                                                    ---------    ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding                                                              0            0            0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued
and outstanding, 11,597,914,  12,394,602  and 12,417,540 shares                           116           78           41
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued
and outstanding,  10,677,778, 10,542,116 and 10,582,980 shares                            107          105          106
Additional paid-in capital                                                             54,857       64,171       64,031
Retained earnings                                                                     100,352       82,602       75,559
                                                                                    ---------    ---------    ---------
Total stockholders' equity before net unrealized appreciation (depreciation)
on securities available for sale - net of deferred income taxes                       155,432      146,956      139,737
Net unrealized appreciation (depreciation) on securities available for sale -
net of deferred income taxes                                                            1,126          748         (10)
                                                                                    ---------    ---------    ---------
Total stockholders' equity                                                            156,558      147,704      139,727
                                                                                    ---------    ---------    ---------

Total liabilities and stockholders' equity                                         $2,844,996   $2,605,527   $2,170,480
                                                                                    =========    =========    =========

           See Notes to Consolidated Financial Statements - Unaudited
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                          FOR THE THREE MONTHS       FOR THE NINE MONTHS
(IN THOUSANDS, EXCEPT SHARE DATA)                                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                       -------------------------   --------------------------
INTEREST INCOME:                                                           1997          1996           1997          1996
                                                                       -----------   -----------   ------------   -----------
Interest and fees on loans                                             $    44,333   $    27,277   $    127,404   $    69,487
Interest and dividends on securities available for sale                      7,139         9,313         22,927        29,039
Interest and dividends on investment securities held to maturity             2,048         1,931          5,679         4,845
                                                                       -----------   -----------   ------------   -----------
Total interest income                                                       53,520        38,521        156,010       103,371
                                                                       -----------   -----------   ------------   -----------
INTEREST EXPENSE:
Interest on deposits                                                        17,193        12,644         51,510        37,356
Interest on advances from FHLB                                               7,685         2,625         18,752         5,448
Interest on securities sold under agreements to repurchase                   1,496         2,846          6,354         5,033
Interest on subordinated debentures and guaranteed
   preferred interest in the Company's Junior Subordinated Debentures        3,320         1,495          7,634         2,489
                                                                       -----------   -----------   ------------   -----------
Total interest expense                                                      29,694        19,610         84,250        50,326
                                                                       -----------   -----------   ------------   -----------
NET INTEREST INCOME                                                         23,826        18,911         71,760        53,045
Provision for loan losses                                                    3,671         1,869          8,833         4,264
                                                                       -----------   -----------   ------------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         20,155        17,042         62,927        48,781
                                                                       -----------   -----------   ------------   -----------
NON-INTEREST INCOME:

Loan servicing and other loan fees                                             797           956          3,773         2,900
Gains on sales of loans available for sale                                   1,488             1          2,653           287
Gains on sales of mortgage servicing rights                                  1,914         2,554          6,548         2,554
Gains on sales of  securities available for sale                               194             0          1,136         3,946
Trading account gains and losses, net                                        1,508             0          1,495             0
Gains (losses) on sales of property and equipment, net                         868             0            852          (329)
Transaction fees                                                             3,710         3,093         10,787         8,776
        Other                                                                  794           703          2,687         2,721
                                                                       -----------   -----------   ------------   -----------
Total non-interest income                                                   11,273         7,307         29,931        20,855
                                                                       -----------   -----------   ------------   -----------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                          10,033         7,422         28,866        21,841
Occupancy and equipment                                                      4,773         2,980         13,810         8,671
Federal insurance premium                                                      269           689            822         1,949
Advertising and promotion                                                      667           394          1,561         1,631
SAIF special assessment                                                          0         7,160              0         7,160
Amortization of cost over fair value of net assets acquired                    627           306          1,881           918
Other                                                                        4,532         3,421         13,804         8,402
                                                                       -----------   -----------   ------------   -----------
Total non-interest expense                                                  20,901        22,372         60,744        50,572
                                                                       -----------   -----------   ------------   -----------
INCOME BEFORE INCOME TAXES                                                  10,527         1,977         32,114        19,064
Provision for income taxes                                                   4,098           886         12,523         7,714
                                                                       -----------   -----------   ------------   -----------
NET INCOME                                                             $     6,429   $     1,091   $     19,591   $    11,350
                                                                       ===========   ===========   ============   ===========
Net income per common and common equivalent share                      $      0.27   $      0.05   $       0.81   $      0.48
                                                                       ===========   ===========   ============   ===========
Net income per common and common equivalent share,
  assuming full dilution                                               $      0.23   $      0.04   $       0.68   $      0.46
                                                                       ===========   ===========   ============   ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                         23,838,836    24,077,950     24,134,372    23,453,913
                                                                       ===========   ===========   ============   ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING, ASSUMING FULL DILUTION                31,106,198    24,253,705     31,606,424    25,901,719
                                                                       ===========   ===========   ============   ===========

           See Notes to Consolidated Financial Statements - Unaudited
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                         FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                      ------------------------
OPERATING ACTIVITIES:                                                                     1997         1996
                                                                                      -----------   ----------
Net income ......................................................................       $  19,591    $  11,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .......................................................           8,833        4,264
Reversal of allowance for losses on real estate owned ...........................               0         (200)
Depreciation ....................................................................           3,577        2,608
Amortization of mortgage servicing rights .......................................           5,767        5,041
Gains on sales of mortgage servicing rights .....................................          (6,548)      (2,554)
Increase (decrease) in deferred income tax asset, net ...........................            (600)         171
Net (accretion) amortization of securities ......................................            (302)          35
Unrealized gains on trading account securities, net .............................            (823)           0
Gains on sales of  trading securities ...........................................            (672)           0
Purchases of trading account securities .........................................          (6,243)           0
Proceeds from sales of trading securities .......................................           3,501            0
Net amortization of deferred loan origination fees ..............................            (801)      (1,013)
Gains on sales of real estate owned .............................................            (328)        (346)
Gains on sales of  securities available for sale ................................          (1,136)      (3,946)
Proceeds from sales of loans available for sale .................................         137,549       45,085
Fundings of loans available for sale ............................................         (67,715)     (46,609)
Gains on sales of loans available for resale ....................................          (2,653)        (287)
Recovery from tax certificate losses ............................................            (164)        (259)
Amortization of dealer reserve ..................................................           6,054        1,579
Amortization of cost over fair value of net assets acquired .....................           1,881          918
Net accretion of purchase accounting adjustments ................................            (335)        (244)
Amortization of  deferred borrowing costs .......................................             303          137
Increase in accrued interest receivable .........................................            (677)      (2,344)
Decrease (increase) in other assets .............................................           6,793       (3,675)
Net losses (gains) on sales of property and equipment ...........................            (852)         329
Increase in other liabilities ...................................................           7,580       12,925
                                                                                        ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................         111,580       22,965
                                                                                        ---------    ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment securities ................          34,232       40,307
Purchase of investment securities ...............................................         (39,510)     (56,010)
Proceeds from sales of securities available for sale ............................         273,770      166,985
Principal collected on securities available for sale ............................         106,138      135,642
Purchases of  securities available for sale .....................................        (433,495)    (231,765)
Proceeds from sales of FHLB stock ...............................................           1,550        1,249
FHLB stock acquired .............................................................         (14,200)      (2,009)
Principal reduction on loans ....................................................         493,109      432,526
Loan fundings for portfolio .....................................................        (331,578)    (555,573)
Loans purchased .................................................................        (376,502)    (315,247)
Proceeds from maturities of bankers' acceptances ................................             287            0
Fundings of bankers' acceptances ................................................             (77)           0
Additions to dealer reserve .....................................................          (7,522)      (2,196)
Proceeds from sales of real estate owned ........................................           2,558        2,611
Mortgage servicing rights acquired ..............................................         (43,199)     (19,042)
Proceeds from sales of mortgage servicing rights ................................          26,554        3,051
Proceeds from sales of property and equipment ...................................           1,144            0
Additions to office property and equipment ......................................          (5,878)      (9,115)
Investment and advances to Florida Atlantic Securities, Inc. ....................          (1,738)           0
Escrow deposit from the purchase of Bank of North America Bancorp ...............               0       (5,000)
                                                                                         --------    ---------
NET CASH  (USED) BY INVESTING ACTIVITIES ........................................        (314,357)    (413,586)
                                                                                         --------    ---------

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (CONTINUED)
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

               CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                                   (CONTINUED)


                                                                                          FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                        ------------------------
                                                                                            1997          1996
                                                                                        -----------    ---------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                        (110,525)      19,119
Interest credited to deposits                                                                41,008       32,688
Repayments of FHLB advances                                                                (320,000)    (438,755)
Proceeds from FHLB advances                                                                 573,006      453,955
Net  increase (decrease) in securities sold under agreements to repurchase                  (62,219)     224,186
Net decrease in federal funds purchased                                                           0       (1,200)
Repayment of note payable                                                                         0           (1)
Issuance of common stock relating to exercise of employee stock options                       1,805          333
Net proceeds from issuance of subordinated debentures                                             0       55,137
Proceeds from issuance of guaranteed preferred interests in the Company's
   junior subordinated debentures                                                            74,750            0
Deferred offering costs from issuance of  guaranteed preferred interests in the
   Company's junior subordinated debentures                                                  (2,908)           0
Issuance of common stock, net                                                                     0       18,004
Payments to acquire and retire common stock                                                 (12,188)      (3,259)
Receipts of advances by borrowers for taxes and insurance                                    27,808       40,963
Common stock dividends paid                                                                  (1,635)      (1,515)
                                                                                        -----------    ---------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                                                  208,902      399,655
                                                                                        -----------    ---------
INCREASE  IN CASH AND CASH EQUIVALENTS                                                        6,125        9,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            109,143       69,867
                                                                                        -----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $   115,268    $  78,901
                                                                                        -----------    ---------

SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings                                                             $    83,087    $  47,372
Income taxes paid                                                                            10,825        8,000
Loans transferred to real estate owned                                                        3,221        1,237
Proceeds receivable from sales of mortgage servicing rights                                  10,476       10,821
Residential loans held to maturity transferred to available for sale                        245,703            0
Issuance of  Class A Common Stock upon conversion of subordinated debentures                    200            0
Loan charge-offs                                                                              8,322        5,518
Tax certificate charge-offs, net of (recoveries)                                               (755)         142
Common stock dividend; not paid until October                                                   703          550
Increase in equity for the tax effect related to the exercise of employee stock options         861           89
Change in net unrealized appreciation (depreciation) on securities
  available for sale                                                                            615       (9,349)
Change in deferred taxes on net unrealized appreciation (depreciation) on
  securities available for sale                                                                 237       (3,606)
Change in stockholders' equity from net unrealized appreciation (depreciation)
  on securities available for sale, less related deferred income taxes                          378       (5,743)
                                                                                        ===========    =========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities, including investments in real estate, real estate development and real estate related businesses. In June 1997 the Company entered into an agreement to acquire the controlling interest in a builder of residential communities in South Florida. While the Company elected in August 1997 not to proceed with this acquisition, the Company has indicated that it may in the future pursue an acquisition for initiating its real estate activities as a means to diversify the Company's sources of non-interest income and to increase non-interest revenues. At present the Company's primary activities currently relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. BankAtlantic's subsidiaries are primarily utilized to dispose of real estate acquired through foreclosure. The Company's recent activities include formation of BBC Capital Trust I, a wholly owned subsidiary (See Note 5) and purchasing 50% of the voting common stock of Florida Atlantic Securities Inc., ("FASI") a full-service investment banking and securities brokerage firm (See Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

        In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and the consolidated cash flows for the nine months ended September 30, 1997 and 1996. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1996 and the Form 10Q for each of the periods ended March 31, 1997 and June 30, 1997.

2.   EQUITY CAPITAL

        The follow table sets forth the changes in common stockholders' equity for the nine months ended September 30, 1997 before net unrealized appreciation of securities available for sale:

                                                                 COMMON         ADDITIONAL       RETAINED
(IN THOUSANDS)                                                    STOCK       PAID IN CAPITAL    EARNINGS
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                     $     183       $  64,171       $82,602
Exercise of  stock options                                               3           1,802             0
Tax effect relating to the exercise of employee stock options            0             861             0
Payments to acquire and retire treasury stock                          (11)        (12,177)            0
Issuance of common stock upon conversion of subordinated
  debentures                                                             0             200             0
Net income                                                               0               0        19,591
Dividends on common stock                                                0               0        (1,793)
5 for 4  stock split, August 1997                                       48               0           (48)
                                                                 ---------       ---------     ---------
Balance at September 30, 1997                                    $     223       $  54,857     $ 10,0352
                                                                 =========       =========     =========

        In August 1996, the Company announced a plan to purchase up to 1.56 million shares of common stock. During the nine months ended September 30, 1997, the Company paid $8.9 million and $3.3 million to repurchase 832,500 shares and 292,500 shares of Class A and Class B common shares, respectively. As of September 30, 1997, under the August 1996 repurchase plan, the Company has paid $10.7 million and $4.7 million to repurchase in the secondary market 1,082,500 shares and 468,281 shares of Class A and Class B common shares, respectively. These shares were retired at the time of purchase.

        During the nine months ended September 30, 1997, the Company issued 24,414 shares of Class A Common Stock upon the conversion of $200,000 principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2006 (the "6 3/4% Convertible Debentures") at a conversion price of $8.19.

-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


3.  SALES OF  FINANCIAL ASSETS

        During the three and nine months ended September 30, 1997, BankAtlantic sold $8.9 million and $20.0 million of mortgage servicing rights realizing gains of $1.9 million and $6.5 million, respectively. These mortgage servicing rights related to approximately $562.1 million and $1.6 billion of loans, respectively. Included in other assets at September 30, 1997 and December 31, 1996 were $10.5 million and $9.5 million of receivables from the sales of mortgage servicing rights, respectively. During the three and nine months ended September 30, 1997, BankAtlantic sold $39.7 million and $230.4 million of treasury notes, for gains of $190,000 and $476,000, respectively, and $7.6 million and $5.9 million of federal agency obligations and REMIC securities during the nine months ended September 30, 1997 for gains of $220,000 and $436,000, respectively. During the three months ended, September 30, 1997, $28.7 million of 5 year balloon mortgage-backed securities were sold for a $4,000 gain. During the nine months ended September 30, 1996, BankAtlantic sold $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for gains totaling $3.9 million. All debt securities sold were classified as securities available for sale. Proceeds from the sales of these assets were used to fund purchases of mortgage servicing rights and support loan growth.

4.  TRADING ACCOUNT SECURITIES

        During the three months ended September 30, 1997, the Company sold $2.8 million of marketable equity securities for a $672,000 gain. The unrealized holding gain on marketable equity securities for the three and nine months ended September 30, 1997 was $836,000 and $823,000, respectively.

5. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES

        In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued for $74.75 million, 2.99 million shares of Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase $74.75 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027 (the "9 1/2% Junior Subordinated Debentures"). The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses.

6.  INVESTMENT IN FLORIDA ATLANTIC SECURITIES INC.

        In September 1997, the Company entered into a joint ownership agreement with a newly formed company, FASI. FASI is a full-service investment banking and securities brokerage firm. Included in other assets is the Company's investment of $237,500 to acquire 50% of FASI's voting stock and a $1.5 million five year loan to FASI. The investment is accounted for under the equity method. Included in the Company's statement of operations in other non-interest expenses during the three and nine months ended September 30, 1997 is a $24,000 loss from FASI's operations.







-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


7. LOANS RECEIVABLE, NET ARE SUMMARIZED BELOW:

                                                                            SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                                                 1997            1996            1996
                                                                            -------------   -------------   -------------
                                                                                         (IN THOUSANDS)
Real estate loans:
  Residential ...........................................................   $     838,616   $     869,843   $     514,891
  Residential available for sale ........................................         205,400          16,207          21,491
  Construction and development ..........................................         330,579         301,813         217,292
  FHA and VA insured ....................................................           1,143           4,013           4,255
  Commercial ............................................................         403,371         427,235         346,789
Other loans:
  Second mortgages ......................................................          83,432          96,128          93,590
  Commercial business ...................................................          51,219          78,384          57,141
  Consumer ..............................................................         255,635         248,562         149,263
                                                                            -------------   -------------   -------------
          Total gross loans .............................................       2,169,395       2,042,185       1,404,712
                                                                            -------------   -------------   -------------
Adjustments:
  Undisbursed portion of loans in process ...............................         177,910         190,874         119,841
  Unearned discounts on commercial real estate loans ....................             (92)            705             730
  Allowance for loan losses .............................................          28,350          25,750          19,525
                                                                            -------------   -------------   -------------
          Loan receivable -- net ........................................   $   1,963,227   $   1,824,856   $   1,264,616
                                                                            =============   =============   =============


        BankAtlantic, in an effort to reduce its interest sensitivity and react to recent changes in interest rates transferred during September 1997 $245.7 million of originated residential loans from loans held to maturity to loans available for sale. It is anticipated that the remaining transferred loans may be sold in the foreseeable future.

8.  SUBSEQUENT EVENTS

        On October 27, 1997 the Company filed a registration statement with the Securities and Exchange Commission relating to proposed public offerings of 3.0 million shares of the Class A Common Stock, and $100.0 million of Convertible Subordinated Debentures. The offering price of Class A Common Stock and the terms of the Convertible Subordinated Debentures will be determined at the time the offerings become effective and will be subject to, among other things, market conditions. There is no assurance that the proposed offerings will be completed.

9. RECLASSIFICATIONS

        Certain amounts for prior periods have been reclassified to conform with statement presentation for 1997.











-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

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

        The Company's net income for the quarter ended September 30, 1997 was $6.4 million or $0.27 and $0.23 primary and fully diluted earnings per common and common equivalent share, respectively, compared to net income of $1.1 million or $0.05 and $0.04 primary and fully diluted earnings per common and common equivalent share for the same period in 1996. The Company's net income for the nine months ended September 30, 1997 was $19.6 million or $0.81 and $0.68 primary and fully diluted earnings per common and common equivalent share, respectively, compared to net income of $11.4 million or $0.48 and $0.46 primary and fully diluted earnings per common and common equivalent share for the same nine month period during 1996. Included in the Company's net income for the three and nine months ended September 30, 1996 was a one-time SAIF special assessment which reduced net income by $4.4 million or $0.19 and $0.18 primary and fully diluted earnings per common and common equivalent share for the three months ended September 30, 1996, respectively, and $0.19 and $0.17 primary and fully diluted earnings per common and common equivalent share for the nine months ended September 30, 1996, respectively.

        Net interest income after provision for loan losses was $20.2 million for the September 30, 1997 quarter compared to $17.0 million for the quarter ended September 30, 1996. During the three months ended September 30, 1997 compared to the same period in 1996, total interest income was $53.5 million compared to $38.5 million and total interest expense was $29.7 million compared to $19.6 million, respectively. The provision for loan losses was $3.7 million for the three months ended September 30, 1997 compared to $1.9 million during the comparable 1996 period. Non-interest income was $11.3 million for the three months ended September 30, 1997 compared to $7.3 million for the comparable 1996 period and non-interest expenses for the quarter ended September 30, 1997 were $20.9 million compared to $22.4 million for the same 1996 period.

        Net interest income after provision for loan losses was $62.9 million for the nine months ended September 30, 1997 compared to $48.8 million for the comparable 1996 period. Non-interest income was $29.9 million for the 1997 nine month period compared to $20.9 million during the comparable 1996 period and non-interest expense was $60.7 million for the nine months ended September 30, 1997 compared to $50.6 million during the comparable 1996 period.

NET INTEREST INCOME

                                                                FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------------    -------------------------------
(In thousands)                                                  1997        1996      Change       1997        1996       Change
                                                             --------    --------    --------    --------    --------    --------
Interest and fees on loans ...............................   $ 44,333    $ 27,277    $ 17,056    $127,404    $ 69,487    $ 57,917
Interest and dividends on  securities available for sale .      7,139       9,313      (2,174)     22,927      29,039      (6,112)
Interest and dividends on investment securities ..........      2,048       1,931         117       5,679       4,845         834
Interest on deposits .....................................    (17,193)    (12,644)     (4,549)    (51,510)    (37,356)    (14,154)
Interest on advances from FHLB ...........................     (7,685)     (2,625)     (5,060)    (18,752)     (5,448)    (13,304)
Interest on securities sold under agreements to repurchase     (1,496)     (2,846)      1,350      (6,354)     (5,033)     (1,321)
Interest on subordinated debentures and guaranteed
  preferred interest in the Company's Junior
   Subordinated Debentures ...............................     (3,320)     (1,495)     (1,825)     (7,634)     (2,489)     (5,145)
                                                             --------    --------    --------    --------    --------    --------
     Net interest income .................................   $ 23,826    $ 18,911    $  4,915    $ 71,760    $ 53,045    $ 18,715
                                                             ========    ========    ========    ========    ========    ========

-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

        The increase in interest and fees on loans during the three months ended September 30, 1997 compared to the same period in 1996 reflects higher average balances resulting from loans acquired in connection with the BNA acquisition, residential loan purchases, and commercial real estate loan growth. The higher loan average balances were partially offset by lower rates earned on consumer loans. Loan average balances increased from $1.2 billion during the three months ended September 30, 1996 to $2.0 billion during the comparable period during 1997. The BNA acquisition originally increased loan balances by $395.0 million. Average balances of purchased residential loans increased from $228.4 million during the three months ended September 30, 1996 to $659.1 million during the comparable 1997 period. Average commercial real estate loans for the 1997 quarter increased to $542.7 million from $425.1 million during the comparable 1996 period. The commercial real estate loan growth primarily resulted from loan fundings and the BNA acquisition. The above increases in loan interest income were partially offset by lower yields earned on consumer loans resulting from the funding of new loans bearing lower interest rates than portfolio loan rates and the acquisition of BNA's consumer loan portfolio. The decline in interest and dividends on securities available for sale resulted from lower average balances and yields reflecting the sale of $272.6 million of securities available for sale and $2.8 million of trading securities. The above security sales were partially offset by the purchase of $148.8 million of treasury notes, $217.2 million of 7 year balloon mortgage-backed securities, $55.1 million of 5 year balloon mortgage-backed securities, $10.0 million of adjustable rate mortgage-backed securities and $2.4 million of corporate bonds during the nine months ended September 30, 1997. The 1997 increases in interest and dividends on investment securities was primarily due to a $287,000 increase in dividends from FHLB stock partially offset by a $228,000 decrease in tax certificate interest income. FHLB stock average balances increased from $8.8 million during the three months ended September 30, 1996 to $25.0 million during the comparable 1997 period. Increases in FHLB stock were required based on higher FHLB advance levels. The decrease in tax certificate interest income reflects higher recoveries and a $100,000 interest reserve reversal during the 1996 three month period compared to $0 the same period during 1997.

        The increase in interest on deposits for the quarter ended September 30, 1997 compared to the comparable 1996 quarter resulted from higher average deposit balances and rates during 1997. Average interest bearing deposit balances increased from $1.2 billion for the three months ended September 30, 1996 to $1.6 billion for the comparable period ended September 30, 1997, and average rates on deposits increased from 4.05 % during the 1996 quarter to 4.20 % during the 1997 quarter. The increase in the rates on deposits reflects a new savings product which pays higher rates based on account balances as well as the generally higher interest rate environment experienced during 1997 than during 1996. Saving account average balances and rates increased from $102.9 million and 1.44 % during the three months ended September 30, 1996 to $249.3 million and 3.31 % during the comparable 1997 period. The remaining increase in deposit average balances primarily resulted from the deposits acquired in connection with the BNA acquisition. The increase in interest expense on advances from FHLB was primarily due to higher average balances and secondarily to higher average rates. Advances from FHLB average balances and rates increased from $170.3 million and 6.13%, respectively, during the third quarter of 1996 to $491.4 million and 6.22%, respectively, during the comparable 1997 quarter. The additional FHLB borrowings were primarily intermediate term advances. Intermediate term advances generally carry higher rates than short term advances and were partially used to fund purchases of residential loans. The lower interest expense on securities sold under agreements to repurchase resulted from lower average balances. Securities sold under agreements to repurchase average balances decreased from $217.7 million during the three months ended September 30, 1996 to $114.9 million during the comparable 1997 three month period. Substantially all of the 9 1/2% Junior Subordinated Debenture proceeds were placed by the Company in a depository account at BankAtlantic where these proceeds were utilized by BankAtlantic to reduce securities sold under agreements to repurchase. During the 1996 quarter interest on subordinated debentures consisted of interest expense on $21.0 million of the Company's 9% Subordinated Debentures and $57.5 million of 6 3/4% Convertible Subordinated Debentures. The interest expense during the 1997 quarter includes interest expense on the above Subordinated Debentures and Convertible Subordinated Debentures plus $1.8 million of interest expense on $74.75 million on the 9 1/2% Junior Subordinated Debentures issued in April 1997.

        During the nine months ended September 30, 1997, net interest income increased by $20.5 million primarily due to the reasons discussed above for the September 30, 1997 quarter. The increase in total interest income was impacted by higher loan average balances, and higher yields on earning assets, partially offset by lower securities available for sale average balances. The yields on interest earning assets increased from 8.21 % for the 1996 nine month period to
8.32 % during the same period in 1997. The higher yields reflect a change in the mix of interest earning assets from lower yielding investments and securities available for sale to higher yielding loans. Average total loans receivable as a percentage of average earning assets increased from 59.1% during the 1996 nine month period to 76.8% for the comparable 1997 period. Securities available for sale average balances declined from $616.7 million during the nine months ended September 30, 1996 to $498.4 million during the comparable 1997 period. The increase in total interest expense was impacted by higher average balances and yields for all categories of interest bearing liabilities. Total average interest bearing liabilities and yields increased from $1.5 billion and 4.39% during the nine months ended September 30, 1997 to $2.3 billion and 4.84% during the comparable 1997 period. Included in the interest expense increase was $3.0 million of interest on 9 1/2% Junior Subordinated Debentures and the effect of the 6 3/4% Convertible Subordinated Debentures being outstanding for all of 1997 compared to approximately six months during the 1996 comparable period.
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

Provision for Loan Losses

        The provision for loan losses for the third quarter 1997 was $3.7 million compared to $1.9 million during the comparable 1996 period. The higher 1997 provision for loan losses reflects a $1.5 million increase in consumer loan net charge-offs, and a $1.1 million increase in specific reserves, partially offset by $300,000 of higher commercial loan recoveries and $285,000 of lower commercial loan charge-offs. During the 1997 quarter $750,000 and $350,000 of specific reserves were established for a commercial real estate loan and a commercial business loan specifically associated with the BNA acquisition. The decline in commercial loan charge-offs resulted primarily from a $450,000 charge-off of one commercial business loan during 1996.

        The provision for loan losses for the nine months ended September 30, 1997 increased $4.6 million from the comparable 1996 period. The increase primarily related to $3.0 million of additional consumer loan net charge-offs during 1997 compared to 1996. The increase for the period in the allowance for loan losses was related to the acquisition of BNA, loan growth, increased consumer loan portfolio delinquencies, and increased consumer loan charge-off trends as well as the items discussed above for the quarter. The change in specific reserves during the nine months ended September 30, 1997 included a $325,000 reduction relating to the payoff of a commercial business loan.

                                                               FOR THE THREE ENDED                FOR THE NINE ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ---------------------------------     --------------------------
                                                               1997             1996             1997            1996
                                                            --------         --------         --------         --------
Balance, beginning of period .......................        $ 27,200         $ 19,200         $ 25,750         $ 19,000
Charge-offs:
  Commercial business loans ........................            (118)            (451)            (177)            (566)
  Commercial real estate loans .....................             (48)               0              (49)            (238)
  Consumer loans ...................................          (3,196)          (1,625)          (7,916)          (4,684)
  Residential real estate loans ....................            (104)             (27)            (180)             (30)
                                                            --------         --------         --------         --------
Total charge-offs ..................................          (3,466)          (2,103)          (8,322)          (5,518)
                                                            --------         --------         --------         --------
Recoveries:
  Commercial business loans ........................             148               31              234              304
  Commercial real estate loans .....................             180                0              206               41
  Consumer loans ...................................             617              528            1,649            1,434
  Residential real estate loans ....................               0                0                0                0
                                                            --------         --------         --------         --------
Total recoveries ...................................             945              559            2,089            1,779
                                                            --------         --------         --------         --------
Net charge-offs ....................................          (2,521)          (1,544)          (6,233)          (3,739)
Provision for loan losses ..........................           3,671            1,869            8,833            4,264
                                                            --------         --------         --------         --------
Balance, end of period .............................        $ 28,350         $ 19,525         $ 28,350         $ 19,525
                                                            ========         ========         ========         ========

        On the indicated  dates the Company's  risk elements and  non-performing assets were (in thousands):
                                                                      SEPTEMBER 30,     DECEMBER 31,   SEPTEMBER 30,
                                                                           1997             1996            1996
                                                                      -------------     ------------   -------------
Nonaccrual :
     Tax certificates ...............................................   $   986          $ 1,835         $ 2,698
     Loans ..........................................................    12,487           12,424           6,585
                                                                        -------          -------         -------
     Total nonaccrual ...............................................    13,473           14,259           9,283
                                                                        -------          -------         -------
Repossessed  Assets:
    Real estate owned ...............................................     5,909            4,918           5,451
    Repossessed assets ..............................................     2,419            1,992             359
                                                                        -------          -------         -------
    Total repossessed assets ........................................     8,328            6,910           5,810
                                                                        -------          -------         -------
Contractually past due 90 days or more (1) ..........................       580            2,961             812
                                                                        -------          -------         -------
    Total non-performing assets .....................................    22,381           24,130          15,905
Restructured loans ..................................................     3,855            3,718           3,672
                                                                        -------          -------         -------
    Total risk elements .............................................    26,236           27,848          19,577
                                                                        =======          =======         =======

        (1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

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

        Total risk elements at September 30, 1997 compared to December 31, 1996 decreased by $1.6 million. The reduction in risk elements primarily relates to decreases in nonaccrual tax certificates and loans contractually past due 90 days or more, partially offset by increases in real estate owned ("REO") and repossessed assets. The $849,000 decrease in nonaccrual tax certificates primarily relates to redemptions. The $2.3 million decline in loans contractually past due 90 days or more resulted from loan payoffs or loan renewals. The $427,000 increase in repossessed assets primarily relates to automobiles associated with the indirect consumer loan portfolio. The $991,000 increase in real estate owned was due to higher residential REO associated with the wholesale residential loan portfolio partially offset by the sales of $900,000 and $1.3 million of commercial and residential REO properties, respectively.

NON-INTEREST INCOME

                                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ----------------------------   ------------------------------
(In thousands)                                                  1997     1996    Change       1997      1996      Change
                                                              -------  -------   -------    -------   --------    -------
Loan servicing and other loan fees ........................   $   797   $  956   $  (159)     3,773   $  2,900    $   873
Gains on sales of loans available for resale ..............     1,488        1     1,487      2,653        287      2,366

Trading account gains and losses, net .....................     1,508        0     1,508      1,495          0      1,495
Gains on sales of mortgage servicing rights ...............     1,914    2,554      (640)     6,548      2,554      3,994

Gains on sales of  securities available for sale ..........       194        0       194      1,136      3,946     (2,810)

Gain (losses) on sales of property and equipment, net .....       868        0       868        852       (329)     1,181
Transaction accounts ......................................     3,710    3,093       617     10,787      8,776      2,011
Other .....................................................       794      703        91      2,687      2,721        (34)
                                                              -------  -------   -------    -------   --------    -------
   Total non-interest income ..............................   $11,273  $ 7,307   $ 3,966    $29,931   $ 20,855    $ 9,076
                                                              =======  =======   =======    =======   ========    =======

        The decrease in loan servicing and other loan fees during the three month period in 1997 compared to the corresponding 1996 period resulted from a decline in loan servicing income due to higher amortization of mortgage servicing rights, partially offset by an increase in late fee income and loan fees. Loan servicing income declined by $350,000 due to higher amortization of mortgage servicing rights caused by decreased interest rates during the period resulting in loan prepayments. Late fee income increased from $340,000 during the three months ended September 30, 1996 to $463,000 during the comparable 1997 period primarily due to larger loan portfolios. Loan fee income increased by $62,000 due to increased investor loan set-up fees on serviced loans. The increase in loan servicing and other loan fees for the nine month period in 1997 compared to the corresponding 1996 period resulted from higher late fee income and loan fees. The increase in late fee income and other loan fees primarily related to the items discussed above.

        During the three and nine months ended September 30, 1997 and 1996, BankAtlantic sold $80.2 million and $134.9 million, and $11.4 million and $44.8 million, respectively, of residential loans available for sale for gains reported in the preceding table. BankAtlantic, in an effort to reduce its interest sensitivity and react to the recent changes in interest rates, transferred during September 1997 $245.7 million of originated residential loans from loans held to maturity to loans available for sale. It is anticipated that the transferred loans may be sold in the foreseeable future.

        During the three and nine months ended September 30, 1997, BankAtlantic sold $ 8.9 million and $20.0 million of mortgage servicing rights for the gains reported in the above table. These rights related to approximately $562.1 million and $1.6 billion of loans serviced for others during the respective three and nine month periods ended September 30, 1997. During the three and nine months ended September 30, 1996, BankAtlantic sold $11.3 million of mortgage servicing rights for gains reported in the above table. These rights related to approximately $736.9 million of loans serviced for others.

        During the three and nine months ended September 30, 1997, BankAtlantic sold $39.7 million and $230.4 million of treasury notes for gains of $190,000 and $476,000, respectively, and $7.6 million and $5.9 million of federal agency obligations and REMIC securities during the nine months ended September 30, 1997 for gains of $220,000 and $436,000, respectively. During the three months
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

ended, September 30, 1997, $28.7 million of 5 year balloon mortgage-backed securities were sold for a $4,000 gain. During the nine months ended September 30, 1996, BankAtlantic sold $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities and $5.9 million of seven year balloon mortgage-backed securities for total gains of $3.9 million, respectively. Proceeds from the sales of these assets were used to fund purchases of mortgage servicing rights and support loan growth.

        During the three months ended September 30, 1997, the Company sold $2.8 million of marketable equity securities for a $672,000 gain. The unrealized holding gain on marketable equity securities for the three and nine months ended September 30, 1997 was $836,000 and $823,000, respectively.

        During the three months ended September 30, 1997, BankAtlantic sold vacant land which had been acquired in 1989 realizing a $882,000 gain. The remaining gains and losses on sales of property and equipment for the three and nine months ended September 30, 1997 and 1996 relate to sales or disposals of furniture and equipment.

        The increase in transaction account fees during the three and nine months ended September 30, 1997 compared to the corresponding 1996 period resulted from higher checking account and ATM fee income. ATM fee income increased from $1.1 million and $2.8 million during the three and nine months ended September 30, 1996 to $1.3 million and $4.0 million for the comparable three and nine month periods during 1997, respectively. Checking account fees increased from $ 2.0 million and $6.0 million during the three and nine months ended September 30, 1996 to $2.4 million and $6.8 million during the comparable 1997 periods, respectively. The additional fee income resulted from higher average deposit balances and the implementation of an ATM surcharge fee ( a fee received by an ATM owner).

NON-INTEREST EXPENSES

                                           FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                        ----------------------------------    -------------------------------
(IN THOUSANDS)                            1997        1996         Change       1997       1996       Change
                                        --------    --------      --------    --------   --------    --------
Employee compensation and benefits .... $ 10,033    $  7,422      $  2,611    $ 28,866   $ 21,841    $  7,025
Occupancy and equipment ...............    4,773       2,980         1,793      13,810      8,671       5,139
Federal insurance premium .............      269         689          (420)        822      1,949      (1,127)
Advertising and promotion .............      667         394           273       1,561      1,631         (70)
SAIF special assessment ...............        0       7,160        (7,160)          0      7,160      (7,160)
Amortization of cost over fair value of
   net assets acquired ................      627         306           321       1,881        918         963
Other .................................    4,532       3,421         1,111      13,804      8,402       5,402
                                        --------    --------      --------    --------   --------    --------
    Total non-interest expenses ....... $ 20,901    $ 22,372      $ (1,471)   $ 60,744   $ 50,572    $ 10,172
                                        ========    ========      ========    ========   ========    ========

        The increase in employee compensation and benefits during the three and nine months ended September 30, 1997 compared to the 1996 period resulted from the expansion of BankAtlantic's branch network, the acquisition of eight branches as a result of the BNA acquisition and annual salary increases. During the three months ended September 30, 1997, BankAtlantic opened two full service branches, one in-store branch and began two new business units (International Lending and Small Business Lending). These business units are expected to be fully operational by the end of 1997. Occupancy and equipment expenses increased due to the expanded branch network and the BNA acquisition mentioned above, and the fourth quarter 1996 conversion of a substantial portion of its data processing functions to an outside service bureau. As a result of the conversion, processing fees increased from $281,000 and $498,000 during the three and nine months ended September 30, 1996 to $1.1 million and $3.0 million during the comparable periods in 1997, respectively. Depreciation expense increased by $262,000 and $969,000 during the three and nine months ended September 30 1997 compared to the same periods during 1996. The increase in depreciation expense resulted from the purchase of item processing equipment, the implementation of a wide area network throughout the organization, and upgrading consumer and residential loan origination software. Management believes these expenditures will enhance BankAtlantic's customer delivery systems.

        The reduction in federal insurance premium during the three and nine months ended September 30, 1997 resulted from reduced FDIC premium rates based on the SAIF recapitalization effected in September 1996. At that time BankAtlantic incurred a $7.2 million special one-time SAIF assessment. The decline was partially offset by increased insured deposits in connection with the BNA acquisition.
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------
        The increase in advertising and promotion expenses during the September 1997 quarter resulted primarily from branch expansion in Dade County, Florida. The decline in advertising and promotions for the nine months ended September 30, 1997 reflects direct consumer lending promotions during 1996 that were not conducted in 1997.

        The increase in the amortization of cost over fair value of net assets acquired for the three and nine months ended September 30, 1997 related to the BNA acquisition.

        The increase in other expenses during the three months ended September 30, 1997 compared to the 1996 periods reflects expenses associated with the BNA acquisition, an expanded branch network, higher consumer repossession expenses and a $305,000 write-off of due diligence costs incurred in connection with an abandoned acquisition. In the 1997 quarter, telephone, postage, stationery, printing and supplies expenses increased by a total of $505,000 compared to the same 1996 quarter due to the expanded branch network and the BNA acquisition. Repossession expenses increased $234,000 relating to costs associated with indirect consumer automobile loans. The increase in other expenses during the nine months ended September 30, 1997 reflects the items discussed above, charitable contributions, settlement of a sales tax audit and higher check losses and teller outages. During the nine months ended September 30, 1997 telephone, postage, stationery, printing and supplies expenses increased by a total of $1.3 millionand check losses and teller outages, charitable contributions and consumer repossession expenses increased by $642,000, $171,000 and $1.1 million, respectively. A state of Florida sales tax audit resulted in a $166,000 payment. The remaining increase in other expenses reflects higher operating expenses generally associated with a larger organization.

FINANCIAL CONDITION

        The Company's total assets at September 30, 1997 were $2.8 billion compared to $2.6 billion at December 31, 1996. Loans receivable, net, securities available for sale, investment securities held to maturity, FHLB stock, mortgage servicing rights and cash and due from depository institutions increased by $138.4 million, $55.7 million, $5.4 million, $12.7 million, $7.0 million and $10.7 million, respectively. The increase in loans receivable, net reflects $376.5 million of residential loan purchases and $399.3 million of loan fundings, partially offset by $493.1 million of loan principal repayments and $134.9 million of loan sales. The higher securities available for sale balances reflect the purchase of $433.5 million of securities, partially offset by the sale of $272.6 million of securities and $106.1 million of principal repayments. The higher investment securities held to maturity balances primarily resulted from the purchase of $39.5 million of tax certificates, partially offset by $34.2 million of security redemptions and maturities. During 1997, the Company purchased additional FHLB stock to satisfy FHLB advance requirements. The increased mortgage servicing rights balances reflect $43.2 million of servicing acquired partially offset by $20.0 million of mortgage servicing rights sold and $5.8 million of mortgage servicing rights amortization.

        The Company's total liabilities at September 30, 1997 were $ 2.7 billion compared to $2.5 billion at December 31, 1996. FHLB advances, guaranteed preferred beneficial interest in the Company's Junior Subordinated Debentures and advances by borrowers for taxes and insurance increased by $253.0 million, $74.8 million, and $27.8 million, respectively. The above increases were partially offset by $69.4 million of net deposit outflows and a $62.2 million decline in securities sold under agreements to repurchase. Proceeds from the additional FHLB advances, issuance of the Company's 9 1/2% Junior Subordinated Debentures, loan repayments, sales of financial assets and properties and principal collected on securities available for sale and investment securities held to maturity were used to repay securities sold under agreements to repurchase, fund loan growth and deposit outflows and to purchase securities available for sale, trading securities, mortgage servicing rights, FHLB stock and tax certificates and to acquire outstanding shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

        In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued for $74.75 million, 2.99 million shares of Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Preferred Securities to purchase $74.75 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the 9 1/2% Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. Substantially all of the net proceeds from the sale of the Junior Subordinated Debentures are in a depository account at BankAtlantic to provide for liquidity for potential acquisitions or longer term investment opportunities by either the Company or BankAtlantic.
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


        On October 27, 1997 the Company filed a registration statement with the Securities and Exchange Commission relating to proposed public offerings of 3.0 million shares of Class A Common Stock, and $100.0 million of Convertible Subordinated Debentures. The offering price of Class A Common Stock and the terms of the Convertible Subordinated Debentures will be determined at the time the offerings become effective and will be subject to, among other things, market conditions. There is no assurance that the proposed offerings will be completed.

        In September 1997, the Company entered into a joint ownership agreement with a newly formed company, FASI. FASI is a full-service investment banking and securities brokerage firm. Included in other assets is the Company's investment of $237,500 to acquire 50% of FASI's voting stock and a $1.5 million five year loan to FASI. The investment is accounted for under the equity method. Included in the Company's statement of operations in other non-interest expenses during the three and nine months ended September 30, 1997 is a $24,000 loss from FASI's operations.

        BankAtlantic's primary sources of funds during the first nine months of 1997 were from operations, principal collected on loans, securities available for sale and investment securities held to maturity, and sales of securities available for sale, trading securities and property and equipment, FHLB advances, mortgage servicing rights sales, and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund deposit outflows, loan purchases and fundings and the purchase of FHLB stock, tax certificates, trading securities and securities available for sale and repay to securities sold under agreements to repurchase. At September 30, 1997, BankAtlantic met all applicable liquidity and regulatory capital requirements.

        BankAtlantic's commitments to originate loans at September 30, 1997 were $80.0 million compared to $101.1 million at September 30, 1996. Commitments to purchase residential loans were $67.0 million and $62.5 million at September 30, 1997 and 1996, respectively, and commitments to purchase securities available for sale were $50.2 million, and $0 at September 30, 1997 and 1996, respectively. BankAtlantic expects to fund the 1997 loan commitments from loan and securities available for sale repayments. At September 30, 1997, loan commitments were 7.49% of loans receivable, net.

        BankAtlantic's actual capital amounts and ratios are presented in the table: To be Well

                                                                                    FOR CAPITAL
                                                                                     ADEQUACY
                                        ACTUAL                                       PURPOSES
                                 -------------------                      -------------------------------
                                   AMOUNT      RATIO                       AMOUNT                  RATIO
                                  ---------    ------                     --------                 ------
                                                                                       (IN THOUSANDS)
As of September 30, 1997:
Total risk-based capital          209,025   11.31  %  /greater than/    $ 147,789 /greater than/   8.00  % /greater than/
Tier I risk-based capital         185,881   10.06  %  /greater than/    $  73,894 /greater than/   4.00  % /greater than/
Tangible capital                  185,881    6.65  %  /greater than/    $  41,919 /greater than/   1.50  % /greater than/
Core capital                      185,881    6.65  %  /greater than/    $  83,838 /greater than/   3.00  % /greater than/


As of December 31, 1996:
Total risk-based capital          193,196   10.83  %  /greater than/    $ 142,691  /greater than/   8.00  % /greater than/
Tier I risk-based capital         170,865    9.58  %  /greater than/    $  71,363  /greater than/   4.00  % /greater than/
Tangible capital                  170,865    6.65  %  /greater than/    $  38,547  /greater than/   1.50  % /greater than/
Core capital                      170,865    6.65  %  /greater than/    $  77,094  /greater than/   3.00  % /greater than/



                                               CAPITALIZED UNDER
                                               PROMPT CORRECTIVE
                                                ACTION PROVISIONS
                                     -------------------------------------
                                      AMOUNT                        RATIO
                                     --------                       ------

As of September 30, 1997:
Total risk-based capital              184,736  /greater than/    10.00  %
Tier I risk-based capital             110,841  /greater than/     6.00  %
Tangible capital                       41,919  /greater than/     1.50  %
Core capital                          139,730  /greater than/     5.00  %


As of December 31, 1996:
Total risk-based capital              178,407  /greater than/    10.00  %
Tier I risk-based capital             107,004  /greater than/     6.00  %
Tangible capital                       38,547  /greater than/     1.50  %
Core capital                          128,491  /greater than/     5.00  %




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

-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION




           EXHIBITS AND REPORTS ON FORM 8K

        None























-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


    Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.





    October 29, 1997             By:             /s/ ALAN B. LEVAN
    ----------------                       --------------------------------
         Date                                       Alan B. Levan
                                               Chief Executive Officer/
                                                  Chairman/President



    October 29, 1997            By:            /s/ JASPER R. EANES
    ----------------                       ---------------------------------
          Date                                     Jasper R. Eanes
                                              Executive Vice President/
                                               Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 27                      Financial Data Schedule