Form 10-Q/A
period 1997-09-30
BANKATLANTIC BANCORP INC
filed 1997-11-04
CIK 921768

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













-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------










                      [THIS PAGE INTENTIONALLY LEFT BLANK]














-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                                                     SEPTEMBER    DECEMBER    SEPTEMBER
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       30,          31,          30,
                                                                                    ---------    ---------    ---------
                                                                                       1997         1996        1996
                                                                                    ---------    ---------    ---------
ASSETS
Cash and due from depository institutions                                          $  113,734   $  102,995   $   78,901
Federal Funds sold                                                                      1,534        6,148            0
Loans receivable, net                                                               1,963,227    1,824,856    1,264,616
Investment securities-net, held to maturity, at cost which approximates
 market value                                                                          59,953       54,511       65,818
Securities available for sale, at market value                                        495,093      439,345      615,726
Trading securities                                                                      4,237            0            0
Accrued interest receivable                                                            21,432       20,755       16,897
Real estate owned, net                                                                  5,909        4,918        5,451
Office properties and equipment, net                                                   50,283       48,274       47,132
Federal Home Loan Bank stock, at cost which approximates market value                  27,437       14,787       10,849
Mortgage servicing rights                                                              31,952       25,002       23,421
Deferred tax asset, net                                                                 3,718        3,355        2,537
Cost over fair value of net assets acquired                                            26,815       28,591        9,905
Other assets                                                                           39,672       31,990       29,227
                                                                                    ---------    ---------    ---------
Total assets                                                                       $2,844,996   $2,605,527   $2,170,480
                                                                                    =========    =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                           $1,763,373   $1,832,780   $1,352,169
Advances from FHLB                                                                    548,706      295,700      216,985
Securities sold under agreements to repurchase                                        128,369      190,588      290,423
Subordinated debentures                                                                78,300       78,500       78,500
Guaranteed preferred beneficial interests in the Company's Junior
  Subordinated Debentures                                                              74,750            0            0
Advances by borrowers for taxes and insurance                                          57,467       29,659       56,647
Other liabilities                                                                      37,473       30,596       36,029
                                                                                    ---------    ---------    ---------
Total liabilities                                                                   2,688,438    2,457,823    2,030,753
                                                                                    ---------    ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding                                                              0            0            0
Class A Common Stock, $0.01 par value, authorized 30,000,000 shares; issued
and outstanding, 11,597,914,  12,394,602  and 12,417,540 shares                           116           78           41
Class B Common Stock, $0.01 par value, authorized 15,000,000 shares; issued
and outstanding,  10,677,778, 10,542,116 and 10,582,980 shares                            107          105          106
Additional paid-in capital                                                             54,857       64,171       64,031
Retained earnings                                                                     100,352       82,602       75,559
                                                                                    ---------    ---------    ---------
Total stockholders' equity before net unrealized appreciation (depreciation)
on securities available for sale - net of deferred income taxes                       155,432      146,956      139,737
Net unrealized appreciation (depreciation) on securities available for sale -
net of deferred income taxes                                                            1,126          748         (10)
                                                                                    ---------    ---------    ---------
Total stockholders' equity                                                            156,558      147,704      139,727
                                                                                    ---------    ---------    ---------

Total liabilities and stockholders' equity                                         $2,844,996   $2,605,527   $2,170,480
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
                                                                       ===========   ===========   ============   ===========

           See Notes to Consolidated Financial Statements - Unaudited
-------------------------------------------------------------------------------

BANKATLANTIC BANCORP, INC.
-------------------------------------------------------------------------------


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                                         FOR THE NINE MONTHS
(IN THOUSANDS, EXCEPT SHARE DATA)                                                        ENDED SEPTEMBER 30,
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

                                                               FOR THE THREE ENDED                FOR THE NINE ENDED
(IN THOUSANDS)                                                     SEPTEMBER 30,                     SEPTEMBER 30,
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