Form 10-K
period 1997-12-31
BANKATLANTIC BANCORP INC
filed 1998-03-13
CIK 921768

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1997

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
           (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

            1750 EAST SUNRISE BOULEVARD
               FT. LAUDERDALE, FLORIDA                     33304
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                (954) 760-5000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            NEW YORK STOCK EXCHANGE

                              TITLE OF EACH CLASS
                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS
                CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The aggregate market value of the voting and non voting common equity held by non-affiliates of the Registrant at February 27, 1998 was approximately $270,000,000.

     The number of shares of Registrant's Class A Common Stock outstanding on February 27, 1998 was 21,534,545.

     The number of shares of Registrant's Class B Common Stock outstanding on February 27, 1998 was 10,828,077.

     Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders, are incorporated in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company") and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control.

GENERAL

THE COMPANY

     The Company is a unitary savings bank holding company whose primary asset is the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"), its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. At present the Company's primary activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries however, as discussed herein, the Company recently entered into an agreement to acquire Ryan, Beck & Co., Inc., an investment banking firm and in September 1997, the Company acquired 50% ownership of the voting stock of Florida Atlantic Securities, Inc. ("FASI"), a full service investment banking and securities brokerage firm. On February 26, 1998 the Company entered into an agreement to acquire Leasing Technology Inc. ("LTI"). LTI is engaged in all facets of leasing and financing. It is anticipated that LTI will operate as a wholly owned subsidiary of BankAtlantic pending regulatory approval. As a unitary savings bank holding company, the Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting. See "Regulation and Supervision".

BANKATLANTIC

     BankAtlantic is headquartered in Ft. Lauderdale, Florida and provides a full range of commercial banking products and related financial services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, small business, residential and consumer loans and to make other permitted investments such as the purchase of mortgage-backed securities, tax certificates and other investment securities. In 1995, BankAtlantic acquired MegaBank, a Miami-based commercial bank with deposits of approximately $120 million, which added 5 branches to BankAtlantic's network. In 1996, BankAtlantic acquired Bank of North America ("BNA"), a Florida chartered commercial bank with deposits of approximately $470 million and 13 branches, 5 of which were consolidated with existing branches of BankAtlantic. On October 31, 1997, BankAtlantic acquired the St. Lucie West Holding Corp. ("SLWHC") for approximately $20.0 million. SLWHC is the developer of the master planned community of St. Lucie West, ("SLW") located in St. Lucie County, Florida. See
Note 21 of the Consolidated Financial Statements.

     BankAtlantic currently operates through 65 branch offices, 14 in Miami-Dade, 26 in Broward and 13 in Palm Beach Counties in South Florida as well as 12 branches located throughout Florida in Walmart SuperStores. As reported by an independent statistical reporting service, BankAtlantic is currently the second largest independent financial institution headquartered in the State of Florida based on assets at September 30, 1997, the most recent date utilized by such reporting service. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

     BankAtlantic's revenues are derived principally from interest earned on loans, mortgage-backed securities, tax certificates, investment securities, fees and interest earned from its mortgage servicing operations, gains on sales of loans, investments and mortgage servicing rights and fees earned on deposits and ATMs. BankAtlantic's major expense items are interest paid on deposits and borrowings, provision for loan losses and general and administrative expenses.

LENDING ACTIVITIES

     GENERAL -- BankAtlantic's lending activities include residential real estate lending (including secondary market purchases of residential real estate loans), commercial lending (consisting of commercial real estate, commercial business lending and international lending), small business lending (primarily commercial loans under $1.0 million) and consumer lending (primarily consisting of loans secured by second liens on residential real property, loans secured by automobiles and boats and unsecured signature loans). See "Regulation and Supervision" for a description of restrictions on BankAtlantic's lending activities.

     Interest rates and origination fees charged on loans originated by BankAtlantic are generally competitive with other financial institutions and other mortgage originators in BankAtlantic's general market area. BankAtlantic has an affirmative obligation, under the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"), to serve the credit needs of the communities in which it operates, and management believes that BankAtlantic fulfills its obligations under the CRA. See "Regulation and Supervision -- Community Reinvestment Act."

     UNDERWRITING PROCEDURES -- BankAtlantic's loan origination underwriting procedures are designed to assess both the borrower's ability to make principal and interest payments and the value of the collateral securing the loan. Commercial real estate, corporate and portfolio residential loans of $500,000 or more, and consumer loans of $100,000 or more require the approval of BankAtlantic's Major Loan Committee. The Major Loan Committee consists of the Chief Executive Officer, the Vice Chairman, the Senior Executive Vice President, certain Executive Vice Presidents and certain other officers of BankAtlantic. The Executive Vice President of Community Banking must approve all small business loans of $500,000 to $1 million and loans above $1.0 million are referred to the Commercial Lending Department.

     International loan underwriting procedures are designed to assess the country risk and the individual loan quality. All loans must be approved by the International Loan Committee ("ILC"). The committee consists of the Chief Executive Officer, certain Executive Vice Presidents, the Miami-Dade County President and the manager of International Lending. In addition, a Country Risk Committee ("CRC") has been established , which includes the above ILC members and an economist. The CRC meets monthly and their purpose is to establish guidelines by country, including amount of exposure, lines of business and duration.

     Underwriting procedures for residential loan purchases are designed to assess the seller's underwriting procedures, as well as individual loan quality including credit review. The Company has developed comprehensive purchase guidelines for its loan eligibility requirements with respect to loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal and loan documentation, among other things. In its loan purchases, BankAtlantic generally reserves the right to reject particular loans from a loan package being considered for purchase and does so for loans in a package that do not meet its eligibility requirements. Generally, commitments to purchase residential loans are made to mortgage bankers, investment bankers and unrelated financial institutions typically thirty to sixty days in advance of delivery, subject to due diligence.

     COMMERCIAL REAL ESTATE LOANS -- Substantially all of BankAtlantic's commercial real estate loans relate to property located in Miami-Dade, Broward and Palm Beach Counties, Florida. BankAtlantic has, however, made commercial real estate loans elsewhere in Florida and anticipates increasing lending outside the South Florida area in the future. BankAtlantic's commercial real estate loans include permanent mortgage loans on commercial and industrial properties (generally having five to seven year maturities), construction loans secured by income producing properties (or for residential development and land acquisition) and development loans. BankAtlantic generally lends not more than 75% of the collateral's appraised value and generally requires borrowers to maintain appropriate escrow accounts at BankAtlantic for real estate taxes and insurance. In making lending decisions, BankAtlantic generally considers, among other things, the overall quality of the loan, the credit of the borrower, the location of the real estate, the projected income stream of the property and the reputation and quality of management constructing or administering the property. No one factor is determinative and such factors may be accorded different weight in any particular lending decision. As a general rule, BankAtlantic also requires that these loans be guaranteed by one or more of the individuals who have made a significant equity investment in the property. Permanent commercial real estate, development and construction lending is generally considered to have higher credit risk than single-family residential lending because the concentration of principal is on a limited number of loans and borrowers and repayment is significantly dependent on the successful development or operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, generally. BankAtlantic's risk of loss on construction and development loans is dependent largely upon the accuracy of the initial estimate of the property's sell-out value upon completion of the project and the estimated cost of the project. If the estimated cost of construction or development proves to be inaccurate, BankAtlantic may be compelled to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, BankAtlantic may be confronted, at or prior to the maturity of the loan, with a project value which is insufficient to assure full repayment. As loan payments become due, the cash flow from the project may not be adequate to service total debt and the borrower may seek to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of. BankAtlantic has sought to minimize these risks by lending primarily to established developers.

     COMMERCIAL BUSINESS LOANS -- BankAtlantic's commercial business lending activities are generally directed towards small to medium size companies located in Miami-Dade, Broward and Palm Beach Counties, Florida. BankAtlantic's corporate lending division makes both secured and unsecured loans, although the majority of such lending is done on a secured basis. The average balance of new commercial business loans is in excess of $1 million and such loans are generally secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans generally have prime-based interest rates and are originated on a line of credit basis or on a fixed term basis ranging from one to five years. Line of credit loans are reviewed annually. Commercial business loans generally have a higher degree of credit risk than residential loans because they are more likely to be adversely affected by unfavorable economic conditions. The development of ongoing customer relationships with commercial borrowers is an important part of BankAtlantic's efforts to attract more low-interest and non-interest bearing demand deposits and to generate other fee-based, non-lending services.

     INTERNATIONAL LOANS -- BankAtlantic's international lending activities began in 1997 and are currently with correspondent financial institutions in Latin America. The Company's international lending activities are anticipated to include (i) trade financing for correspondent financial institutions in Latin America, including pre-export financing, advances on letters of credit and banker's acceptances, (ii) trade financing for local commercial customers who are primarily importing from or exporting to Latin America, (iii) term financing of the export of United States goods and services guaranteed by the EximBank and (iv) other correspondent banking services. Trade finance for correspondent financial institutions is anticipated to be the largest segment of BankAtlantic's international lending activities. The yield on such loans is lower than the average yield for BankAtlantic's commercial business loan portfolio, but such loans are floating rate, and have short term maturities. At December 31, 1997, approximately $12 million of loans were outstanding to correspondent financial institutions in Latin America. It is anticipated that 1998 lending levels will increase from 1997 levels. BankAtlantic also believes that this activity will provide an additional source of deposits and fee based income.

     SMALL BUSINESS LENDING -- During the latter part of 1997, BankAtlantic focused its attention on small business lending activities. These activities are generally directed towards companies located in Miami-Dade, Broward and Palm Beach Counties Florida and the West Coast of Florida. BankAtlantic's small business lending division makes both secured and unsecured loans to businesses whose credit needs generally do not exceed $1.0 million. It is believed that this lending activity will increase in 1998 from 1997 levels. Lines of credit are due upon demand while term loans and owner-occupied real estate loans are originated with maturities ranging from one to twenty years. Small business loans have fixed and prime-based interest rates. Small business loans generally have a higher degree of credit risk than residential loans because they are more likely to be adversely affected by unfavorable economic conditions. The development of on-going customer relationships with small business borrowers is an important part of BankAtlantic's efforts to attract more non-interest bearing demand deposits and to generate other fee-based, non-lending services.

     BANKER'S ACCEPTANCES -- Banker's acceptances are collateralized by various means, including inventory and receivables of borrowers of the issuing bank and are unconditional obligations of the issuing bank.

     FACTORING -- In January 1997, BankAtlantic Factors, Inc. ("Factors") was established as a subsidiary of BankAtlantic. Factors purchases accounts receivable from a client with recourse. Clients are generally manufacturers, distributors, importers and service companies in various industries. Factors will advance funds to the client based on the eligible collateral. However, it may suffer a loss if the client's customer fails to pay and the client does not meet its recourse obligations to Factors. Credit facilities of $500,000 or more require the approval of the Division Head and Chief Executive Officer or the Executive Vice President of Commercial Lending. Outside brokers may be utilized to obtain relationships and in such case are paid commissions based on a percentage of earnings from an account as collected.

     RESIDENTIAL REAL ESTATE LOANS -- BankAtlantic's direct residential real estate lending includes home mortgage loans originated by BankAtlantic and secured by residential real estate located in Miami-Dade, Broward and Palm Beach Counties, Florida. Additionally, the levels of residential real estate loans increased substantially as BankAtlantic increased secondary market purchases of wholesale residential real estate loans secured by property located throughout the United States. BankAtlantic's residential loans have been originated through its branch banking network, and a staff of commissioned lending officers. Applicable regulations require that all loans in excess of 90% of appraised value be insured by private mortgage insurance. BankAtlantic's policy is in compliance with these regulations and generally requires insurance on loan to value ratios greater than 80%. In connection with residential loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA"), BankAtlantic may lend up to the maximum percentage of the appraised value acceptable to the insuring or guaranteeing agency. Appraised values are determined by on-site inspections conducted by qualified independent appraisers. BankAtlantic originates fixed rate loans with amortization periods of up to 30 years; however, substantially all of these loans are sold to correspondents. BankAtlantic also originates adjustable rate mortgage loans ("ARMs") with amortization periods of up to 30 years, the majority of which have been sold to correspondents with a lesser number retained for portfolio investment based on specific needs and criteria.

     BankAtlantic purchases in the secondary market one-to-four family fixed and adjustable rate residential loans from various mortgage bankers, investment bankers and unrelated financial institutions throughout the United States. Purchases of residential loans throughout the United States reduces BankAtlantic's loan concentration in South Florida. While loans purchased in the secondary market generally have lower yields than originated loans, management believes that the lower yield is generally offset by lower administrative costs and the ability to partially manage the interest rate risk associated with these loans due to the size and generally homogenous nature of the purchases.

     CONSUMER LOANS -- BankAtlantic originates consumer loans bearing both fixed and prime-based interest rates for terms primarily ranging for up to 5 years other than second mortgage loans, including home equity lines of credit, which may have longer terms. During the past several years, BankAtlantic has experienced significant growth in its consumer loan portfolio. Part of this growth was the result of BankAtlantic's acquisition of financial institutions which had originated consumer loans in prior years. A major portion of the consumer loan portfolio is indirect automobile loans (loans funded by BankAtlantic through automobile dealers rather than funded directly by BankAtlantic to its retail customers). Consumer loans, especially indirect automobile loans, present significantly more credit risk to BankAtlantic than residential real estate loans.

     The indirect origination of consumer loan products generally requires funding of dealer reserves to dealers who originate such loans. The risk of amounts previously advanced to the dealer is primarily dependent upon loan performance but, secondarily, is dependent upon the financial condition of the dealer. The dealer is generally responsible to BankAtlantic for the amount of the reserve only if a loan giving rise to the reserve defaults or is prepaid. However, the dealer's ability to refund any portion of the unearned reserve to BankAtlantic is subject to economic conditions, generally, and the financial condition of the dealer. A decline in economic conditions could adversely affect both the performance of the loans and the financial condition of the dealer. There is no assurance that BankAtlantic could successfully recover amounts advanced in the event it pursues the dealer for amounts due. See Note 17 and Note 1 of the Consolidated Financial Statements regarding BankAtlantic's experience relating to the Subject Portfolio and Dealer Reserves, respectively.

     LOAN COMMITMENTS -- BankAtlantic issues commitments to originate residential and commercial real estate loans, commercial business loans and small business loans on specified terms which are conditioned upon the occurrence of stated events. Loan commitments are generally issued in connection with (i) the origination of loans for the financing of residential properties by prospective purchasers, (ii) construction or permanent loans secured by commercial and multi-unit residential income-producing properties,
(iii) loans to corporate borrowers in connection with loans secured by corporate assets, and (iv) the origination of loans for the refinancing of residential properties by existing owners.

     The commitment procedure followed by BankAtlantic depends on the type of loan underlying the commitment. Residential loan commitments are generally limited to 60 days and are issued after the loan is approved. However, loan commitments may be extended based on the circumstances. BankAtlantic offers interest rate "locks" for a fee for periods of up to 270 days. BankAtlantic also issues short-term commitments on commercial real estate loans and commercial business loans. Short-term commitments generally remain open for no more than 90 days. BankAtlantic usually charges a commitment fee of 1% to 2% on short-term commitments relating to commercial real estate loans, commercial business loans and small business loans. In most cases, half of the fee is payable upon the acceptance of the commitment and is non-refundable. If the loan is ultimately made, the remainder of the commitment fee is collected at closing.

     Standby letters of credit written are conditional commitments issued by or for the benefit of BankAtlantic to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments.

     BankAtlantic has commitments to extend credit to financial institutions in Latin America. The commitments can be terminated at any time. Each financial institution is evaluated on a case by case basis.

     MORTGAGE SERVICING RIGHTS -- As part of its strategic business plan, BankAtlantic periodically purchases mortgage servicing rights ("MSRs") through concurrent flow servicing arrangements supplemented with bulk purchases and sells such rights in larger volumes where the premiums available are generally greater.

     It is currently BankAtlantic's intention to maintain servicing rights balances below 35% of core capital. BankAtlantic generally retains servicing rights on loans that its sells, and purchases wholesale residential real estate loans on both a servicing retained and servicing released basis. Sales of servicing rights are made based on market conditions as well as maintaining servicing rights below desired levels. The fees derived from servicing mortgage loans include mortgage servicing fees as well as return check and late charge fees. The amount of net revenue earned from loan servicing is significantly dependent on the prepayments of the underlying loans. Generally, as interest rates fall, loan prepayments accelerate, resulting in higher amortization of mortgage servicing rights due to the write-off of rights relating to loans that are prepaid. Conversely, as interest rates rise, loan prepayments decline, resulting in a longer average life of the rights and higher cumulative net revenues earned on mortgage servicing rights. BankAtlantic may be required under generally accepted accounting principles ("GAAP") to establish a valuation allowance to reflect a decline in the market value of its MSRs, while at the same time GAAP does not permit BankAtlantic to recognize increases in the market value of MSRs which appreciate in a rising interest rate environment except to recover an established valuation allowance. A decline in the value of mortgage servicing rights may also reduce regulatory capital. (See "Savings Institutions Regulation").

     USURY LIMITATIONS -- The maximum rate of interest that BankAtlantic may charge for any particular loan transaction varies depending upon the purpose of the loan, the nature of the borrower, the security and other various factors set forth in Florida and Federal interest rate laws. Under Florida law, BankAtlantic is not subject to any usury ceiling on loans secured by a first lien on residential real estate and certain other secured loans. Other types of loans are subject to Florida's statutory usury ceiling which is currently 18% per annum, although certain types of loans, such as automobile loans, factored receivables and loans in excess of $500,000 may legally carry an interest rate of up to 25% per annum.

     ALLOWANCE FOR LOAN LOSSES, NON-PERFORMING ASSETS, CLASSIFIED ASSETS AND IMPAIRED LOANS -- BankAtlantic follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("Statement 5"). The following is a description of how each portion of the allowance for loan losses is determined.

     BankAtlantic segregates the loan portfolio for loan loss purposes into broad segments, such as: commercial real estate; residential real estate; commercial business; and various types of consumer loans. BankAtlantic provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is increased or decreased in order to adjust the allowance for loan losses to the required level as determined above.

     A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. BankAtlantic measures impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. BankAtlantic selects the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. Specific allowances are provided, as noted above, in the event the impairment calculation is in excess of the general allowance allocation. In a troubled debt restructuring, BankAtlantic measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

     Loans collectively reviewed by BankAtlantic for impairment include all residential and consumer loans and performing commercial real estate and business loans under $500,000, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral property. BankAtlantic's impaired loans that are evaluated individually include nonaccrual commercial loans, restructured loans, and performing commercial loans less than 90 days delinquent where management does not expect the loans to be repaid in accordance with their contractual terms but which are expected to be collected in full. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

     Although BankAtlantic believes it has a sound basis for estimating the adequacy of the allowance for loan losses, actual charge-offs incurred in the future are highly dependent upon future events, including the economic condition of the areas in which BankAtlantic lends, and may be greater than the amount of the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

INVESTMENT ACTIVITIES

     GENERAL -- The Company maintains a trading account which presently includes certain marketable equity securities and has an investment portfolio of debt and equity securities which are classified as available for sale. BankAtlantic also maintains an investment portfolio consisting primarily of mortgage-backed securities ("MBS"), tax certificates, Treasury Notes, Federal agency obligations, and asset-backed securities. Additionally, BankAtlantic has, in the past, purchased corporate bonds. Federal regulations limit the types and quality of instruments in which BankAtlantic may invest including marketable equity securities.

     MBS are pools of residential loans which are made to consumers and then generally sold to governmental agencies, such as the Government National Mortgage Corporation ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). MBS have fixed or variable rates ("ARMs") and either 15-30 year maturities or 5-7 year balloon maturities. BankAtlantic generally invests in ARMs or 5-7 year balloon MBS insured or guaranteed by these government agencies. Asset-backed securities purchased by BankAtlantic consist of investment grade pooled automobile receivables. Corporate bonds consist generally of investment grade obligations of corporate borrowers with an average maturity of three years.

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

     Debt and equity securities and options related thereto, purchased or sold for the purpose of a short-term profit are classified as "trading securities" and are recorded at fair value. Unrealized gains and losses in trading securities are reflected in results of operations.

     Debt and equity securities not classified as held to maturity or trading securities are classified as "available for sale". Debt and equity securities available for sale are carried at fair value, with the related unrealized appreciation or depreciation, net of deferred income taxes, reported as a separate component of stockholders' equity. Generally, BankAtlantic has classified its investment in debt securities as "available for sale".

     TAX CERTIFICATES -- BankAtlantic's portfolio includes tax certificates. Tax certificates are evidences of tax obligations that are auctioned by county taxing authorities on an annual basis when the property owner fails to pay the real estate taxes on the property when due. Tax certificates represent a priority lien against the real property for which the assessed real estate taxes are delinquent. Interest accrues on the tax certificates at the rate established at the auction. The minimum repayment on tax certificates in order to satisfy the lien is the certificate amount plus the greater of five percent of the certificate amount or the interest accrued through the redemption date. Although tax certificates have no payment schedule or stated maturity, the certificate holder has the right to collect the delinquent tax amount, plus interest and can file for a deed to the underlying property if the delinquent tax amount is unpaid at the end of two years. If the certificate holder does not file for the deed within seven years, the certificate becomes null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments, substantial repayment generally occurs over a two year period and losses to date have been minimal. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates relating to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable. During 1997, BankAtlantic began acquiring tax certificates from various municipalities outside of the State of Florida. The nature of priority, statutory periods and deed procedures vary by applicable taxing authorities. There is no significant concentration of tax certificate purchases in any one taxing authority outside of the State of Florida. Tax certificates are classified as "held to maturity".

     Management of BankAtlantic establishes an allowance for tax certificate losses in an amount which it believes is sufficient to provide for potential future losses. In establishing its allowances for tax certificates, management considers past loss experience, present indicators such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deed applications are classified as nonaccrual when a tax certificate is outstanding 48 months or a deed has aged 48 months from BankAtlantic's certificate acquisition date. At that time, interest ceases to be accrued and previously accrued interest is reversed.

     REAL ESTATE HELD FOR DEVELOPMENT AND SALE ACTIVITIES -- On October 31, 1997, BankAtlantic, through a subsidiary, BankAtlantic Development Corp. ("BDC"), acquired for approximately $20.0 million, SLWHC. SLWHC is the developer of the master planned community of SLW, located in St. Lucie County, Florida. It is anticipated that this acquisition will provide BankAtlantic with additional sources of non-interest income through the development and sale of parcels of land. However, there is no assurance that this will occur. The developer's annual operating expenses are estimated to be approximately $4.2 million and there are no assurances that periodic sales of properties will be sufficient to ensure profitability in 1998 or in future years. To the extent sales are not adequate to cover operating expenses, the Company may have to provide additional funds to BDC. Real estate activities are highly speculative and represent a high degree of risk primarily due to the cyclical nature of the real estate industry and the uncertainty of future market conditions. In particular, the real estate and home building industries are adversely affected by decreases in employment levels, the availability and cost of financing and decreases in demand.

     INVESTMENT IN REAL ESTATE JOINT VENTURES -- In addition to SLW, BDC has entered into joint venture agreements with two developers. No activity had begun as of December 31, 1997. BDC provided $1.2 million of equity capital during 1997 to one of the joint ventures and anticipates funding $1.5 million during 1998 to the other joint venture with the expectation of profit sharing once the projects are completed or near completion. It is anticipated that BDC will enter into other joint venture agreements and these agreements may require significant equity investment with potential profit sharing much later in the project. It is anticipated that BankAtlantic might provide financing to this and future joint ventures on an arms' length basis, in accordance with its usual lending and underwriting policies, however, such lending activities may result in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture.

     The initial investment by BDC for SLW and the joint venture was funded by a capital contribution from the Company to BankAtlantic, which in turn provided the funds to BDC. Real estate development activities and investments in real estate joint ventures are non-permissable activities for National Banks, and are excluded from BankAtlantic's regulatory capital calculations. See "Regulation and Supervision" for a further discussion.

SOURCES OF FUNDS

     GENERAL -- Historically, deposits have been the principal source of BankAtlantic's funds for use in lending and for other general business purposes. Loan repayments, sales of securities, capital contributions from the Company, advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings, and the use of repurchase agreements have been additional sources of funds. Loan principal prepayments and deposit inflows and outflows are significantly influenced by general interest rates. Borrowings may be used by BankAtlantic on a short to intermediate term basis to compensate for reductions in normal sources of funds such as savings inflows, and to provide additional liquidity investments. On a long-term basis, borrowings may support expanded lending activities and purchases of loans and investments. Historically, BankAtlantic has borrowed primarily from the FHLB of Atlanta and through the use of repurchase agreements.

     DEPOSIT ACTIVITIES -- BankAtlantic offers several types of deposit programs designed to attract both short-term and long-term funds from the general public by providing an assortment of accounts and rates. BankAtlantic believes that its product line is comparable to that offered by its competitors. BankAtlantic offers the following accounts: commercial and retail demand deposit accounts; regular passbook and statement savings accounts; money market accounts; fixed-rate, fixed-maturity certificates of deposit, ranging in maturity from 30 days to 8 years; variable-maturity jumbo certificates of deposit; and various NOW accounts. BankAtlantic also offers IRA and Keogh retirement accounts. BankAtlantic's deposit accounts are insured by the FDIC through the SAIF and the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor.

     BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio and television in Miami-Dade, Broward and Palm Beach Counties, Florida. Most of its depositors are residents of these three counties at least part of the year. BankAtlantic does not currently hold any deposits obtained through brokers. Merrill Lynch granted BankAtlantic a facility of up to $135 million for brokered certificates of deposit. The facility is considered an alternative source of borrowings.

     BORROWINGS -- BankAtlantic has utilized wholesale repurchase agreements as a means of obtaining funds and increasing yields on its investment portfolio. In a wholesale repurchase transaction, BankAtlantic sells a portion of its current investment portfolio (usually government and mortgage-backed securities) at a negotiated rate and agrees to repurchase the same assets on a specified date. Proceeds from such transactions are treated as secured borrowings pursuant to applicable regulations. See Note 10 to the Consolidated Financial Statements.

     BankAtlantic is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Atlanta. See "Regulation and Supervision." BankAtlantic uses advances from FHLB to match fund or partially match fund purchases of wholesale residential real estate loans, repay other borrowings, meet deposit withdrawals and expand its lending and short-term investment activities. See Note 9 to the Consolidated Financial Statements.

     FEDERAL FUNDS BORROWINGS -- BankAtlantic has established unsecured facilities with five federally insured banking institutions to purchase Federal Funds aggregating $35 million. The facilities are used on an overnight borrowing basis to assist in managing BankAtlantic's cash flow requirements. These Federal Fund lines are subject to periodic review and may be terminated at any time by the issuer institution.

COMPETITION

     As reported by an independent statistical reporting service, BankAtlantic is the second largest financial institution headquartered in the State of Florida based on assets at September 30, 1997, the most recent date utilized by such reporting service. BankAtlantic's operating goal is to provide a broad range of financial services with a strong emphasis on customer service.

     BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the range and quality of financial services offered, the ability to offer attractive rates and the availability of convenient access to products and services. There is direct competition for deposits from credit unions and commercial banks and other savings institutions. Additional significant competition for savings deposits comes from other investment alternatives, such as money market funds, credit unions and corporate and government securities. The primary factors in competing for loans are the range and quality of lending services offered, interest rates and loan origination fees. Competition for the origination of real estate loans normally comes from other savings and financial institutions, real estate investment trusts, commercial banks, mortgage bankers, finance and insurance companies.

     Legislative developments relating to interstate branching and the ownership of financial institutions are expected to result in continued consolidation of financial institutions, and also provide larger financial institutions increased access in the marketplace. Accordingly, BankAtlantic expects increased competition in the immediate future. See further discussion under "Regulation and Supervision -- Legislative Developments".

EMPLOYEES

     The Company does not have any employees who are not also employees of BankAtlantic. At December 31, 1997, BankAtlantic employed 1,057 full-time and 82 part-time employees. Management believes that its relations with its employees are satisfactory. BankAtlantic currently maintains a comprehensive employee benefits program providing, among other benefits, a 401(k) plan, qualified defined benefit pension plan, managed health care and life insurance. These employee benefits are considered by management to be generally competitive with employee benefits provided by other major employers in Florida. BankAtlantic's employees are not represented by any collective bargaining group.

REGULATION AND SUPERVISION

GENERAL

     The following description summarizes some of the laws to which the Company and BankAtlantic are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

     The Company, by virtue of its ownership of all of the outstanding stock of BankAtlantic, is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is subject to the reporting and the other requirements of the Securities and Exchange Act. In addition, BFC Financial Corporation ("BFC") which owns 45.6% of the Company's voting common stock, is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and to a lesser extent by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     ACTIVITIES LIMITATIONS -- The Company will remain a unitary savings bank holding company under applicable law until it acquires as a separate subsidiary another savings institution. A savings bank holding company whose sole subsidiary qualifies as a qualified thrift lender ("QTL"), described below, generally has the broadest authority to engage in various types of business activities with little to no restrictions on its activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than (i) furnishing or performing management services for a subsidiary insured institution; (ii) conducting an insurance agency or an escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution; (iv) holding or managing properties used or occupied by a subsidiary insured institution; (v) acting as trustee under deeds of trust;
(vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings bank holding companies; or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board ("FRB") as permissible investments for bank holding companies. These restrictions do not apply to a multiple savings bank holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (b) all of its insured institution subsidiaries are QTLs.

     RESTRICTIONS ON TRANSACTIONS WITH BANKATLANTIC -- BankAtlantic is subject to restrictions in its dealings with the Company and any other companies that are "affiliates" of the Company under HOLA and certain provisions of the Federal Reserve Act ("FRA") that are made applicable to savings institutions by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations. See "Regulation and Supervision -- Savings Institution Regulations -- Transactions with Affiliates" below for a general discussion of the restrictions on dealing with affiliates.

LEGISLATIVE DEVELOPMENTS

     INTERSTATE BANKING -- The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("RNA") authorizes interstate acquisition of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, a bank may merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the RNA and May 31, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo. Florida has allowed holding companies from the Southeastern United States to acquire institutions in Florida since 1984, and in 1994 it was expanded to include savings bank and bank holding companies from other parts of the United States as well. In 1996, Florida enacted legislation, effective as of June 1, 1997, which allowed out-of-state institutions to enter Florida by merger with an existing Florida-based institution, and thereafter to branch throughout the state, by merger with out-of-state institutions. This may further increase competition for the Company by allowing large institutions from other parts of the United States to operate directly in Florida.

     EXPANDED NON-BANKING ACTIVITIES -- Various bills have been introduced into the United States Congress that would repeal in some respects the provisions of the Glass-Steagall Act prohibiting certain banking organizations from engaging in certain securities activities and the provisions of the Bank Holding Company Act prohibiting affiliations between banking organizations and non-banking organizations. This legislation is still under discussion.

     FDIC DEPOSIT INSURANCE -- On December 1, 1996 the FDIC finalized a rule lowering the rates on insurance assessments paid to the SAIF, effective October 1, 1996. The rule also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. The FICO assessment rate for 1997 was set at 6.48 basis points annually for SAIF-assessable deposits and
1.30 basis points for BIF assessable deposits. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until pro-rata sharing begins, when the insurance funds merge or January 1, 2000, whichever occurs first. BankAtlantic pays deposit insurance premiums primarily to the SAIF and secondarily to the BIF in connection with the deposits it acquired as a result of the acquisition of MegaBank. All deposits acquired as a result of the acquisition of BNA are subject to SAIF premiums. At December 31, 1997, BankAtlantic had approximately $139.5 million of deposits subject to BIF premiums and $1.6 billion of deposits subject to SAIF premiums.

SAVINGS INSTITUTION REGULATIONS

     REGULATORY CAPITAL -- Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. The effect and interrelationship of these regulations is discussed below.

     Savings institutions must meet the OTS specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS regulations varies substantially from capital calculated pursuant to GAAP. At December 31, 1997, BankAtlantic exceeded all applicable regulatory capital requirements. The capital requirements are as follows:

     (a) The leverage limit requires savings institutions to maintain core capital of at least 3% of adjusted total assets. Adjusted total assets are calculated as GAAP total assets, minus intangible assets (except those included in core capital as described below). Core capital consists of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, less specified intangible assets (including goodwill and mortgage servicing rights ("MSR")) as well as the amount equal to BankAtlantic's equity investment in subsidiaries engaged in activities not permissible to national banks. However, a portion of MSR may be included in adjusted assets and core capital. Generally, an amount may be included equal to the lower of (i) 90% of the fair market value of readily marketable MSR (ii) the current amortized book value as determined under GAAP or (iii) 50% of core capital.

     (b) Under the tangible capital requirement, savings institutions must maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Tangible capital is defined in the same manner as core capital. The percentage of MSR which may be included in tangible capital is equal to the lesser of (a) 100% of the amount of tangible capital that exists before the deduction of any disallowed MSR or (b) the amount of MSR allowed to be included in core capital.

     (c) The risk-based standards of the OTS currently require maintenance of core capital equal to at least 4% of risk-weighted assets, and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital, but supplementary capital that may be included in computing total capital for this purpose may not exceed core capital. Supplementary capital includes cumulative perpetual preferred stock, allowable subordinated debt and general loan loss allowances, within specified limits. Such general loan loss allowances may not exceed 1.25% of risk-weighted assets. Risk-weighted assets are determined by assigning to all assets designated risk weights ranging from 0% to 100%, based on the credit risk assumed to be associated with the particular asset. See "Liquidity and Capital Resources" and Note 16 of the Consolidated Financial Statements for a discussion on BankAtlantic's capital position.

     In addition to the capital requirements set forth in the OTS regulations, the OTS has delegated to its Regional Directors the authority to establish higher individual minimum capital requirements for savings institutions based upon a determination that the institution's capital is or may become inadequate in view of its circumstances.

     The U.S. banking agencies (Federal Reserve Board, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation - collectively "the Agencies") have each approved an interagency final rule which incorporates a measure for market risk into their risk-based capital standards. The final rule is based on an amendment to the Basle Capital Accord which requires banks to measure and hold capital in support of their exposure to market risk. Due to the final asset size and trading activity criteria, the rule is expected to apply to a limited number of very large institutions. The most significant modification to the rule is the elimination of the "standardized approach" and introduction of a requirement that all depository institutions and bank holding companies meeting the applicable criteria use their own internal model to measure market risk exposure. The standardized approach, however, has been retained for determining capital charges associated with specific risk in trading accounts to the extent that such risk is not addressed by an institution's internal model. Mandatory compliance with the rule is required beginning January 1, 1998. Backtesting must begin one-year after implementation of market risk calculations. BankAtlantic, based on its asset size and current trading activity, is not subject to the above rule.

     Additionally, the OCC, which is the primary regulator for national banks, has adopted a final rule increasing the leverage ratio requirements for all but the most highly rated national banks. Pursuant to

FIRREA, the OTS is required to issue capital standards for savings institutions that are no less stringent than those applicable to national banks. Based on the OCC rule, savings institutions would be required to maintain a leverage ratio (defined as the ratio of core capital to adjusted total assets) of between 4% and 5%. If the OCC rule was in effect for OTS regulated financial institutions at December 31, 1997, BankAtlantic would have been in full compliance with the requirement.

     INSURANCE OF ACCOUNTS -- BankAtlantic's deposits are insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. See also "Legislative Developments -- FDIC Deposit Insurance."

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

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS -- Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." Upon prior notice to, and non-objection by, the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

     A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as:
"adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. At December 31, 1997 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

     THE FEDERAL HOME LOAN BANK ("FHLB") SYSTEM -- BankAtlantic is a member of the FHLB system, which consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility for member institutions. BankAtlantic, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on BankAtlantic's behalf). BankAtlantic is currently in compliance with this requirement.

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

     FEES AND ASSESSMENTS OF THE OTS -- The OTS has adopted regulations to assess fees on savings institutions to fund the operations of the OTS. The regulations provide for the OTS assessments to be made based on the total consolidated assets of a savings institution as shown on its most recent report to the agency. Troubled savings institutions (generally, those operating in conservatorship or with the lowest two (of five) supervisory subgroup ratings) are to be assessed at a rate 50% higher than similarly sized thrifts that are not experiencing problems.

     INVESTMENT ACTIVITIES -- As a federally-chartered savings bank, BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. These restrictions and prohibitions are set forth in HOLA and in the rules of the OTS and include dollar amount and procedural limitations. BankAtlantic is in compliance with these restrictions.

     Under the Federal Deposit Insurance Act ("FDIA"), a savings institution is required to provide 30 days prior notice to the FDIC and the OTS of its desire to establish or acquire a new subsidiary or conduct any new activity through a subsidiary. The institution is also required to conduct the activities of the subsidiary in accordance with the OTS orders and regulations. The Director of the OTS has the power to force divestiture of any subsidiary or the termination of any activity it determines is a serious threat to the safety, soundness or stability of the savings institution or is otherwise inconsistent with sound banking principles. Additionally, the FDIC is authorized to determine whether any specific activity poses a threat to SAIF and to prohibit any member of SAIF from engaging directly in the activity, even if it is an activity that is permissible for a federally-chartered savings institution or for a subsidiary of a state-chartered savings institution.

     SAFETY AND SOUNDNESS -- Operational and managerial standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders are all the subject of extensive guidelines. Additionally, the OTS is empowered to set standards for any other facet of an institution's operations, not specifically covered by regulations. The OTS is required to prescribe asset quality, earnings and stock valuation standards specifying: (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of the institution; and (iv) such other standards relating to asset quality, earnings and valuation as the OTS deems appropriate.

     LOANS TO ONE BORROWER -- Generally, a savings institution's total loans and extensions of credit to one borrower or related group of borrowers, outstanding at one time and not fully secured by readily marketable collateral, may not exceed 15% of the institution's unimpaired capital and surplus. Except as set forth below for certain highly rated securities, an institution's investment in commercial paper and corporate debt securities of any one issuer or related entity must be aggregated "loans" for purposes of the immediately preceding sentence. Savings institutions may invest, in addition to the 15% general limitation, up to 10% of unimpaired capital and surplus in commercial paper of one issuer rated by two nationally recognized rating services in the highest category, or in corporate debt securities rated in one of the two highest categories by at least one such service. A savings institution may also lend up to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Readily marketable collateral is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1997, BankAtlantic was in compliance with the loans to one borrower limitations.

     QUALIFIED THRIFT LENDER -- BankAtlantic, like all savings institutions, is required to meet the QTL test for, among other things, future eligibility for advances from the FHLB. The QTL test requires that a savings institution's qualified thrift investments equal or exceed 65% of the savings institution's portfolio assets calculated on a monthly average basis in nine out of every twelve months. For the purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets).

     Any savings institution that fails to meet the QTL test must convert to a commercial bank charter or limit its future investments and activities to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a commercial bank charter will be ineligible to receive future advances from the FHLB and, beginning three years after the loss of QTL status, will be required to repay all outstanding advances from the FHLB except for special liquidity advances and dispose of or discontinue all preexisting investments and activities not permitted for both savings institutions and national banks. If an institution converts to a commercial bank charter, its deposits remain insured by SAIF until the FDIC permits it to transfer to BIF. If any institution that fails the QTL test and is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all applicable restrictions on bank holding companies. At December 31, 1997, BankAtlantic was in compliance with current QTL requirements.

     TRANSACTION WITH AFFILIATES -- As a federally chartered savings institution, BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the FRA.

     Sections 22(g) and 22(h) establish restrictions on loans to directors, controlling shareholders and their related companies and certain officers.
Section 22(g) provides that no institution may extend credit to an executive officer unless (i) the bank would be authorized to make such extension of credit to borrowers other than its officers, (ii) the extension of credit is on terms not more favorable than those afforded to other borrowers, (iii) the officer has submitted a detailed current financial statement and (iv) the extension of credit is on the condition that it shall become due and payable on demand at any time that the officer is indebted to any other bank or banks on account of extensions of credit in any one of the following three categories, in an aggregate amount greater than the amount of credit of the same category that could be extended to the officer by the institution: (a) an extension of credit secured by a first lien on a dwelling which is expected to be owned by the officer and used by the officer as his or her residence; (b) an extension of credit to finance the education of the children of the officer; or (c) for any other purpose prescribed by the OTS. Section 22(g) also imposes reporting requirements on both the officers to whom it applies and on the institution.
Section 22(h) requires that loans to directors, controlling shareholders and their related companies and certain officers be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and that those loans do not involve more than the normal risk of repayment or present other unfavorable features or give preference to insiders over other employees.

     Section 23A limits transactions with any one affiliate to 10% of the institution's capital and surplus and limits aggregate affiliate transactions to 20% of such capital and surplus. Sections 23A and 23B provide that a loan transaction with an affiliate generally must be collateralized (other than by a low-quality asset or by securities issued by an affiliate) and that all covered transactions as well as the sale of assets, the payment of money or the providing of services by a savings institution to an affiliate must be on terms and conditions that are substantially the same, or at least as favorable to the savings institution, as those prevailing for comparable non-affiliated transactions. A covered transaction is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate (with some exceptions), the acceptance of securities issued by an affiliate as collateral for a loan or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The OTS regulations clarify that transactions between either a thrift or a thrift subsidiary and an unaffiliated person that benefit an affiliate are considered covered transactions. A savings institution may make loans to or otherwise extend credit to an affiliate only if the affiliate is engaged solely in activities permissible for bank holding companies. In addition, no savings institution may purchase the securities of any affiliate other than the shares of a subsidiary. The Director of the OTS may further restrict these transactions in the interest of safety and soundness. At December 31, 1997, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

     LIQUIDITY REQUIREMENTS OF THE OTS -- The OTS regulations currently require all member savings institutions to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified United States government, state or Federal agency obligations and other corporate debt obligations, certain mortgage related securities and commercial paper) equal to between 4% and 10% of the sum of the average daily balance during the preceding calendar month of net withdrawable accounts maturing in one year or less and short-term borrowings payable in one year or less. Monetary penalties may be imposed by the OTS for failure to meet liquidity requirements. During the year ended December 31, 1997 the liquidity requirement was between 4% to 5% and BankAtlantic was in compliance with all applicable liquidity requirements.

     THE FEDERAL RESERVE SYSTEM -- BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. The FRB has authority to adjust reserve percentages and to impose in specified circumstances emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements which may be imposed by the OTS. In addition, FRB regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and any changes to those policies in writing to customers. BankAtlantic believes that it is in compliance with all such FRB regulations.

     COMMUNITY REINVESTMENT ACT -- Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA, as amended by FIRREA, requires public disclosure of an institution's CRA rating and requires that the OTS provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's CRA rating is taken into account in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Poor CRA performance may be the basis for denying an application.

NEW ACCOUNTING STANDARDS AND POLICIES

     In June 1997 the FASB issued Statements No. 130 ("FAS 130") "Reporting Comprehensive Income" and No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information". FAS 130 establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will require additional disclosure in the 1998 financial statements but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.

ITEM 2. PROPERTIES

     The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. BankAtlantic leases branch offices in Wal-Mart SuperStores in Lee, Sarasota, Osceola, Flagler, Manatee, Charlotte, Hernando and St. John Counties. BankAtlantic also maintains three ground leases in Broward County expiring in 1999-2072 and one ground lease in Palm Beach County expiring in 2000. BankAtlantic owns four buildings and the associated land which houses its mortgage-servicing operations, consumer lending operations and administrative services. At December 31, 1997, the aggregate net book value of premises and equipment, including leasehold improvements and equipment, was $51.1 million. The following table sets forth at December 31, 1997 owned and leased branch offices in Miami-Dade, Broward and Palm Beach Counties, Florida and in Wal-Mart SuperStores as well as possible future branch sites owned or leased by BankAtlantic.

                                              MIAMI-                         PALM         WAL-MART
                                               DADE          BROWARD        BEACHES      SUPERSTORES
                                           ------------   ------------   ------------   ------------
 Owned full-service branches ...........            2             14              8              0
 Leased full-service branches ..........           12             12              5             12
                                            ---------      ---------      ---------      ---------
   Total full-service branches .........           14             26             13             12
                                            =========      =========      =========      =========

 Lease expiration dates ................    1998-2005      1998-2007      1999-2003      1999-2002

 Owned future branch sites .............            1              2              0              0
 Leased future branch sites ............            0              3              0              0
                                            ---------      ---------      ---------      ---------
   Total future branch sites ...........            1              5              0              0
                                            =========      =========      =========      =========

ITEM 3. LEGAL PROCEEDINGS

     The following is a description of certain lawsuits other than ordinary routine litigation incidental to BankAtlantic's business to which the Company or BankAtlantic is a party:

     JOSE DANIEL RUIZ CORONADO VS. BANKATLANTIC BANCORP, INC. IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA. CASE NO. 96-7115-CIV-GONZALEZ. This action was filed as a purported class action on September 27, 1996 on behalf of certain account holders of BankAtlantic whose bank accounts were seized by federal authorities. The complaint alleges that the financial privacy rights of the account holders under various federal and state laws were violated. On January 22, 1997, the Court entered an order dismissing the complaint against BankAtlantic. The Court found that BankAtlantic complied with applicable federal statutes. On appeal, the trial court decision was reversed and the action remanded for additional proceedings in the trial court. BankAtlantic is seeking a rehearing before the full tribunal of the Appellate Court.

IN RE STERLING RESOURCES

     Two actions were filed in New Jersey. One of the actions was brought on behalf of the State of New Jersey and was resolved in 1995. The other action, entitled - FRANCES SCOTT, ON BEHALF OF HERSELF AND ALL OTHER SIMILARLY SITUATED AGAINST MAYFLOWER HOME IMPROVEMENT CORP., EQUICREDIT CORPORATION OF AMERICA, BERNARD PERRY, GINO CIUFFETELLI, HYMAN BEYER, JEFFREY BEYER, BRUCE BEYER, MNC CREDIT CORP., SHAWMUT BANK, FIRST TENNESSEE BANK, CIT GROUP/CREDIT FINANCE, INC., SECURITY PACIFIC FINANCIAL SERVICES, INC., JEROME GOLDMAN, BANKATLANTIC, FSB., MICHAEL BISCEGLIA AND GERALD ANNABEL, was filed in the Superior Court of New Jersey, Law Division-Passaic County-Docket No: PAS-L-2628-95, Honorable Frank M. Donato, J.S.C. and was commenced immediately after the resolution of the State of New Jersey action. This action purported to be a class action on behalf of the named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, recision of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against

BankAtlantic; plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew their summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The Plaintiffs have appealed the trial court's ruling.

     In an action entitled BANKATLANTIC, A FEDERAL SAVINGS BANK, A FEDERALLY CHARTERED SAVINGS BANK VS. NATIONAL UNION FIRE INSURANCE CO. OF PITTSBURGH, PENNSYLVANIA, A PENNSYLVANIA CORPORATION, UNITED STATES DISTRICT COURT, SOUTHERN DISTRICT OF FLORIDA, 91-2940-CIV-MORENO, BankAtlantic and National Union entered into a Covenant Not To Execute (the "Covenant"). Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against National Union but has agreed to limit execution on any judgment obtained against National Union to $18 million. Further, BankAtlantic agreed to and did join certain third parties as defendants in the action. Subsequently, National Union was realigned from a defendant in the action to a co-plaintiff with BankAtlantic. Pursuant to the Covenant, National Union paid BankAtlantic approximately $6.1 million on execution of the Covenant, and agreed to pay an additional $3 million, which was paid in November 1993, and approximately $2.9 million which was paid on November 1, 1994. Further, National Union agreed to reimburse BankAtlantic for additional losses (as defined) incurred in connection with the Subject Portfolio, not in excess of $18 million; the full amount of which has been paid. In the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic of obtaining such recoveries. Thereafter National Union will be entitled to any such recoveries to the extent of the $18 million it has paid to BankAtlantic. The trial was held in February 1998 and judgment was entered in favor of BankAtlantic and National Union against over fifty third party defendants, individuals and corporations.

     BankAtlantic is also currently a party to certain other lawsuits arising in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Company was held on February 3, 1998. The holders of the Company's Class A common stock voted 12,347,167 for, 1,303,396 against, with 76,677 abstaining to amend the Company's Articles of Incorporation increasing the authorized number of shares of Class A common stock from 30,000,000 to 80,000,000. The holders of the Company's Class B common stock voted 8,383,045 for, 1,309,017 against, with 20,689 abstaining to amend the Company's Articles of Incorporation increasing the authorized number of shares of Class A as described above and Class B common stock from 15,000,000 to 45,000,000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In 1996, the Company issued 2.85 million shares of Class A common stock in an underwritten public offering at $6.14 per share. In November 1997 the Company issued 4.3 million shares of Class A common stock in an underwritten public offering at $10.70 per share. On February 3, 1998 the shareholders approved an amendment to the Company's Articles of Incorporation, increasing the authorized shares to 80,000,000 of Class A common stock and 45,000,000 of Class B common stock.

     The Company's Class A common stock is quoted on the New York Stock Exchange under the symbol "BBX" and the Company's Class B common stock is quoted on the Nasdaq National Market under the symbol "BANC". On February 27, 1998 there were approximately 883 record holders of the Class A common stock and 21,534,545 shares issued and outstanding and 604 record holders of the Class B common stock and 10,828,077 shares issued and outstanding.

     The following table set forth, for the periods indicated, the high and low closing sale prices of the Class A common stock and the Class B common stock as reported by the Nasdaq National Market, as adjusted to reflect the 25% Class A common stock dividends issued in August 1997 and February 1998 to holders of both classes of common stock. Due to accounting and tax considerations, the stock dividend was paid in Class B common stock with respect to options to purchase Class B common stock previously granted under the Company's stock option plans.

                                                         CLASS A COMMON             CLASS B COMMON
                                                          STOCK PRICE                STOCK PRICE
                                                    ------------------------   ------------------------
                                                        HIGH          LOW          HIGH          LOW
                                                    -----------   ----------   -----------   ----------
   For the Year ended December 31, 1997 .........   $13 1/16      $ 6 9/16     $13 3/8       $ 6 5/8
    Fourth Quarter ..............................    13 1/16       10 1/2       13 3/8        10 11/16
    Third Quarter ...............................    12 13/16       9 1/16      12 3/16        9 9/16
    Second Quarter ..............................     9             7 5/16       9 1/4         7 3/4
    First Quarter ...............................     8 7/16        6 9/16       8 3/4         6 5/8

   For the Year ended December 31, 1996 .........     7             5 3/8        7             5 3/16
    Fourth Quarter ..............................     7             6 1/2        7             6 3/8
    Third Quarter ...............................     6 13/16       5 3/8        7             5 1/4
    Second Quarter ..............................     6 5/16        5 5/8        6 9/16        5 3/16
    First Quarter ...............................     6 5/16        6 1/8        6 1/4         5 3/16

   For the Year ended December 31, 1995 .........     --            --           6 9/16        3 13/16
    Fourth Quarter ..............................     --            --           6 9/16        5 13/16
    Third Quarter ...............................     --            --           6 3/8         4 9/16
    Second Quarter ..............................     --            --           4 13/16       3 13/16
    First Quarter ...............................     --            --           4 5/16        4

     On December 31, 1997, the last sale price of the Class A common stock as reported by the New York Stock Exchange was $13.05 per share, and the last sale price of the Class B common stock as reported by the Nasdaq National Market was $13.40 per share.

     On July 3, 1996, the Company consummated a public offering of $57.5 million aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible into shares of Class A common stock at an exercise price of $6.55 per share.

     The Company's 6 3/4% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCG". On February 27, 1998 $57.1 million aggregate principal amount of the 6 3/4% Debentures were outstanding. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 6 3/4% Debentures.

                                                        HIGH          LOW
                                                     ----------   ----------
   For the Year Ended December 31, 1997 ..........   $ 199        $ 109 3/4
    Fourth Quarter ...............................     196          164
    Third Quarter ................................     199          142
    Second Quarter ...............................     143 1/4      121
    First Quarter ................................     131          109 3/4

   For the Year Ended December 31, 1996 ..........   $ 111        $ 100
    Fourth Quarter ...............................     111          110
    Third Quarter ................................     107 3/4      100
    Second Quarter ...............................     N/A          N/A
    First Quarter ................................     N/A          N/A

     On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007, ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A common stock at an exercise price of $12.94 per share. The Company's 5 5/8% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCH". On February 27, 1998 there was $100.0 million aggregate principal amount of 5 5/8% Debentures issued and outstanding. The high and low closing sales prices as reported by the Nasdaq SmallCap Market for the 5 5/8% Debentures during the fourth quarter of 1997 were $108 and $100 1/4 per debenture, respectively.

     See Regulation and Supervision "Restrictions on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis - Dividends" for a description of certain limitations on the payment of dividends by BankAtlantic. Prior to 1993, BankAtlantic had not paid any regular dividend on its common stock. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

                                                    CASH DIVIDENDS PER     CASH DIVIDENDS PER
                                                     SHARE OF CLASS B       SHARE OF CLASS A
                                                       COMMON STOCK           COMMON STOCK
                                                   --------------------   -------------------
   Fiscal Year Ended December 31, 1997 .........        $  0.0852              $  0.0942
    Fourth Quarter .............................        $  0.0240              $  0.0264
    Third Quarter ..............................        $  0.0240              $  0.0264
    Second Quarter .............................        $  0.0186              $  0.0207
    First Quarter ..............................        $  0.0186              $  0.0207

   Fiscal Year Ended December 31, 1996 .........        $  0.0732              $  0.0828
    Fourth Quarter .............................        $  0.0186              $  0.0207
    Third Quarter ..............................        $  0.0186              $  0.0207
    Second Quarter .............................        $  0.0180              $  0.0207
    First Quarter ..............................        $  0.0180              $  0.0207

   Fiscal Year Ended December 31, 1995 .........        $  0.0682                    N/A
    Fourth Quarter .............................        $  0.0180                    N/A
    Third Quarter ..............................        $  0.0180                    N/A
    Second Quarter .............................        $  0.0161                    N/A
    First Quarter ..............................        $  0.0161                    N/A

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The Selected Consolidated Financial Data presented below has been derived from the audited Consolidated Financial Statements of the Company and are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Independent Auditors Reports, included elsewhere within. Where appropriate, amounts and percentages have been adjusted for the January 1998, and July 1997 five-for-four common stock splits effected in the form of 25% stock dividends, issued in February 1998 and August 1997, respectively.

                                                                                       AT DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                                 1997          1996          1995          1994          1993
                                                            ------------- ------------- ------------- ------------- -------------
                                                                                       (IN THOUSANDS)
STATEMENT OF FINANCIAL CONDITION:
 Total assets .............................................  $3,064,480    $2,605,527    $1,750,689    $1,539,653    $1,359,195
 Loans receivable-net (1) .................................   2,072,825     1,824,856       828,630       546,396       485,956
 Mortgage-backed securities held to maturity ..............           0             0             0       573,913       443,249
 Securities available for sale ............................     607,490       439,345       691,803        53,969        83,116
 Investment and trading securities, net (2) ...............      60,280        54,511        49,856       211,776        97,701
 Mortgage servicing rights ................................      38,789        25,002        20,738        20,584        19,833
 Cost over fair value of net assets acquired
   and other intangibles ..................................      26,327        29,008        11,521             0             0
 Deposits .................................................   1,763,733     1,832,780     1,300,377     1,085,782     1,076,360
 Subordinated debentures and note payable .................     179,600        78,500        21,001             0             0
 Guaranteed preferred beneficial interest in
   Company's Junior Subordinated Debentures ...............      74,750             0             0             0             0
 Advances from FHLB, federal funds purchased and
   securities sold under agreements to repurchase .........     758,923       486,288       269,222       311,879       149,435
  Total stockholders' equity ..............................     207,171       147,704       120,561       105,520        90,652

----------------
(1) Includes $160.1 million and $109.9 million of banker's acceptances in 1997 and 1993, respectively.
(2) Excludes FHLB stock. Includes interest-bearing deposits in other banks, securities purchased under agreement to resell and trading securities of $5.1 million and $9.1 million in 1997 and 1994, respectively.

                                                             AT OR FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                           -----------------------------
                                                                1997           1996
                                                           -------------- --------------
                                                           (IN THOUSANDS EXCEPT PER SHARE
                                                                       DATA)
OPERATING RESULTS
 Total interest income ...................................  $    210,554   $    152,631
 Total interest expense ..................................       115,191         77,031
                                                            ------------   ------------
 Net interest income .....................................        95,363         75,600
 Provision for loan losses ...............................        11,268          5,844
                                                            ------------   ------------
 Net interest income after provision for loan losses .....        84,095         69,756
                                                            ------------   ------------
NON-INTEREST INCOME:
 Loan servicing and other loan fees ......................         4,640          4,216
 Gains on sales of loans available for sale ..............         6,802            534
 Gains on sales of mortgage servicing rights .............         7,905          4,182
 Gains on sales of securities available for sale .........         2,367          5,959
 Unrealized and realized gains on trading securities......         2,463              0
 Gain (loss) on sales of property and equipment, net......           852          3,061
 Other ...................................................        18,330         15,785
                                                            ------------   ------------
  Total non-interest income ..............................        43,359         33,737
                                                            ------------   ------------
NON-INTEREST EXPENSE:
 Employee compensation and benefits ......................        40,236         33,216
 Occupancy and equipment .................................        18,666         13,615
 SAIF special assessment .................................             0          7,160
 Federal insurance premium ...............................         1,084          2,495
 Advertising and promotion ...............................         2,196          2,079
 Foreclosed asset activity, net ..........................           118           (725)
 Other ...................................................        19,632         14,401
                                                            ------------   ------------
  Total non-interest expense .............................        81,932         72,241
                                                            ------------   ------------
Income before income taxes ...............................        45,522         31,252
Provision for income taxes ...............................        17,753         12,241
                                                            ------------   ------------
NET INCOME ...............................................        27,769         19,011
 Dividend on non-cumulative preferred stock paid
  by BFC escrow ..........................................             0              0
 Dividends on non-cumulative preferred stock .............             0              0
 Amount classified as dividends on non-cumulative
  preferred stock redemption .............................             0              0
                                                            ------------   ------------
  Total dividends on non-cumulative preferred
    stock ................................................             0              0
                                                            ------------   ------------
   Net income available for common shares ................  $     27,769   $     19,011
                                                            ============   ============
CLASS A COMMON STOCK (7):
 Basic earnings per share ................................  $       0.98   $       0.64
                                                            ============   ============
 Diluted earnings per share ..............................  $       0.78   $       0.58
                                                            ============   ============
BASIC WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING.......    18,029,784     17,616,000
                                                            ============   ============
DILUTED WEIGHTED AVERAGE OF COMMON SHARES
 OUTSTANDING .............................................    27,893,534     21,968,058
                                                            ============   ============
ACTUAL COMMON SHARES OUTSTANDING AT PERIOD END ...........    21,509,159     18,128,782
                                                            ============   ============
CLASS B COMMON STOCK:
 Basic earnings per share ................................  $       0.94   $       0.72
                                                            ============   ============
 Diluted earnings per share ..............................  $       0.77   $       0.66
                                                            ============   ============
BASIC WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
                                                              10,649,135     10,589,000
                                                            ============   ============
DILUTED WEIGHTED AVERAGE OF COMMON SHARES
 OUTSTANDING .............................................    11,765,385     11,576,500
                                                            ============   ============
ACTUAL COMMON SHARES OUTSTANDING AT PERIOD END ...........    10,690,231     10,542,116
                                                            ============   ============
Book value per common share (all classes) ................  $       6.43   $       5.15
                                                            ============   ============
Tangible book value per common share (all classes) .......  $       5.62   $       4.14
                                                            ============   ============

                                                               AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------
                                                                  1995            1994           1993
                                                           ----------------- -------------- --------------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING RESULTS
 Total interest income ...................................   $   130,077      $     98,549   $     94,503
 Total interest expense ..................................        65,686            41,431         35,987
                                                             -------------    ------------   ------------
 Net interest income .....................................        64,391            57,118         58,516
 Provision for loan losses ...............................         4,182             2,299          3,450
                                                             -------------    ------------   ------------
 Net interest income after provision for loan losses .....        60,209            54,819         55,066
                                                             -------------    ------------   ------------
NON-INTEREST INCOME:
 Loan servicing and other loan fees ......................         3,524             3,365          2,229
 Gains on sales of loans available for sale ..............           395               773          1,246
 Gains on sales of mortgage servicing rights .............         2,744               484              0
 Gains on sales of securities available for sale .........             0                 0              0
 Unrealized and realized gains on trading securities......           589              (558)             0
 Gain (loss) on sales of property and equipment, net......            18               272            (73)
 Other ...................................................        12,118             9,427          8,236
                                                             -------------    ------------   ------------
  Total non-interest income ..............................        19,388            13,763         11,638
                                                             -------------    ------------   ------------
NON-INTEREST EXPENSE:
 Employee compensation and benefits ......................        25,403            22,382         19,617
 Occupancy and equipment .................................        10,831             8,061          8,417
 SAIF special assessment .................................             0                 0              0
 Federal insurance premium ...............................         2,750             2,673          2,750
 Advertising and promotion ...............................         2,144             1,495            960
 Foreclosed asset activity, net ..........................        (3,178)           (2,290)         1,243
 Other ...................................................        13,210             9,764         10,546
                                                             -------------    ------------   ------------
  Total non-interest expense .............................        51,160            42,085         43,533
                                                             -------------    ------------   ------------
Income before income taxes ...............................        28,437            26,497         23,171
Provision for income taxes ...............................        10,018             9,662          7,093
                                                             -------------    ------------   ------------
NET INCOME ...............................................        18,419            16,835         16,078
 Dividend on non-cumulative preferred stock paid
  by BFC escrow ..........................................             0                 0            147
 Dividends on non-cumulative preferred stock .............           677               880            733
 Amount classified as dividends on non-cumulative
  preferred stock redemption .............................         1,353(1)              0              0
                                                             -------------    ------------   ------------
  Total dividends on non-cumulative preferred
    stock ................................................         2,030               880            880
                                                             -------------    ------------   ------------
   Net income available for common shares ................   $    16,389      $     15,955   $     15,198
                                                             =============    ============   ============
CLASS A COMMON STOCK (7):
 Basic earnings per share ................................   $       N/A      $        N/A   $        N/A
                                                             =============    ============   ============
 Diluted earnings per share ..............................   $       N/A      $        N/A   $        N/A
                                                             =============    ============   ============
BASIC WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING.......           N/A               N/A            N/A
                                                             =============    ============   ============
DILUTED WEIGHTED AVERAGE OF COMMON SHARES
 OUTSTANDING .............................................           N/A               N/A            N/A
                                                             =============    ============   ============
ACTUAL COMMON SHARES OUTSTANDING AT PERIOD END ...........           N/A               N/A            N/A
                                                             =============    ============   ============
CLASS B COMMON STOCK:
 Basic earnings per share ................................   $      0.64(1)   $       0.64   $       0.85
                                                             =============    ============   ============
 Diluted earnings per share ..............................   $      0.62(1)   $       0.62   $       0.66
                                                             =============    ============   ============
BASIC WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
                                                              25,411,604        24,747,116     17,861,118
                                                             =============    ============   ============
DILUTED WEIGHTED AVERAGE OF COMMON SHARES
 OUTSTANDING .............................................    26,441,902        25,610,718     23,095,707
                                                             =============    ============   ============
ACTUAL COMMON SHARES OUTSTANDING AT PERIOD END ...........    25,861,814        24,798,811     24,713,916
                                                             =============    ============   ============
Book value per common share (all classes) ................   $      4.66      $       3.92   $       3.33
                                                             =============    ============   ============
Tangible book value per common share (all classes) .......   $      4.22      $       3.92   $       3.33
                                                             =============    ============   ============

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                              ---------------------------
                                                                   1997          1996
                                                              ------------- -------------
OTHER FINANCIAL AND STATISTICAL DATA
 PERFORMANCE RATIOS:
 Return on average assets (2) ...............................        1.01%         0.94%
 Return on average equity (2) ...............................       17.43         14.08
 Cash dividend payout ratio (3) .............................        9.40         11.36
 Average equity to average assets ...........................        5.77          6.70
 Average yield on loans, mortgage-backed securities,
   tax certificates and investment securities ...............        8.29          8.23
 Average cost of deposits and borrowings ....................        4.88          4.47
 Net interest spread -- during period (4) ...................        3.41          3.76
 Interest rate margin -- during period (4) ..................        3.75          4.08
 Efficiency ratio (5) .......................................       59.03         66.07
OTHER FINANCIAL DATA:
 Cash dividends per common share Class A (7) ................   $   0.094     $   0.083
 Cash dividends per common share Class B ....................   $   0.085     $   0.073
ASSET QUALITY RATIOS:
 Non-performing assets as a percent of total loans,
   tax certificates and real estate owned ...................        1.36%         1.26%
 Net charge-offs as a percent of average loans ..............        0.44          0.47
 Loan loss allowance as a percent of total loans
   including banker's acceptances ...........................        1.35          1.39
 Loan loss allowance as a percent of non-performing
   loans ....................................................      156.18        167.37
 Non-performing loans as a percent of total loans ...........        0.87          0.83
 Non-performing assets as a percent of total assets .........        0.96          0.93
RATIO OF EARNINGS TO FIXED CHARGES: (6)
 Including interest on deposits .............................        1.39          1.40
 Excluding interest on deposits .............................        1.95          2.34
NUMBER OF:
 Offices (all full-service) .................................          65            56
 Branches with ATMs .........................................          65            56
 Non-Branch ATMs ............................................         184           164
 Deposit accounts ...........................................     229,272       218,061
 Loans ......................................................      39,427        37,707

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                   1995          1994          1993
                                                              ------------- ------------- -------------
OTHER FINANCIAL AND STATISTICAL DATA
 PERFORMANCE RATIOS:
 Return on average assets (2) ...............................        1.07%         1.17%         1.25%
 Return on average equity (2) ...............................       16.03         17.07         21.32
 Cash dividend payout ratio (3) .............................       10.62          9.87          4.86
 Average equity to average assets ...........................        6.66          6.86          5.85
 Average yield on loans, mortgage-backed securities,
   tax certificates and investment securities ...............        8.16          7.45          7.95
 Average cost of deposits and borrowings ....................        4.51          3.38          3.28
 Net interest spread -- during period (4) ...................        3.65          4.07          4.67
 Interest rate margin -- during period (4) ..................        4.04          4.32          4.90
 Efficiency ratio (5) .......................................       61.07         59.37         62.03
OTHER FINANCIAL DATA:
 Cash dividends per common share Class A (7) ................   $     N/A     $     N/A     $     N/A
 Cash dividends per common share Class B ....................   $   0.068     $   0.064     $   0.032
ASSET QUALITY RATIOS:
 Non-performing assets as a percent of total loans,
   tax certificates and real estate owned ...................        2.37%         3.66%         3.34%
 Net charge-offs as a percent of average loans ..............        0.45          0.59          0.56
 Loan loss allowance as a percent of total loans
   including banker's acceptances ...........................        2.24          2.89          3.38
 Loan loss allowance as a percent of non-performing
   loans ....................................................      149.49        134.87        173.01
 Non-performing loans as a percent of total loans ...........        1.50          2.14          1.95
 Non-performing assets as a percent of total assets .........        1.23          1.51          1.47
RATIO OF EARNINGS TO FIXED CHARGES: (6)
 Including interest on deposits .............................        1.43          1.63          1.63
 Excluding interest on deposits .............................        2.41          3.50          5.67
NUMBER OF:
 Offices (all full-service) .................................          43            32            31
 Branches with ATMs .........................................          43            29            29
 Non-Branch ATMs ............................................         154           153             0
 Deposit accounts ...........................................     120,067       110,002       113,459
 Loans ......................................................      23,172        15,319        19,163

----------------
(1) The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The October 1995 preferred stock redemption for the year ended December 31, 1995 resulted in a $0.05 reduction of basic and diluted earnings per share.

(2) ROA and ROE excluding the $7.2 million SAIF one-time special assessment would have been 1.16% and 17.34%, respectively, for the year ended December 31, 1996.

(3) Cash dividends declared on common shares divided by net income available for common shares.The cash dividend payout ratio for the year ended December 31, 1995 excluding the October 1995 preferred stock redemption was 9.81%.

(4) Interest rate spread is equal to total interest earned on interest earning assets divided by average interest earning assets, less the total of interest expense divided by average interest-bearing liabilities. Interest rate margin is equal to total interest earned on average interest earning assets divided by average interest earning assets less the total of interest expense divided by average interest earning assets. Interest rate spread and margin during periods is based upon daily average balances of interest-bearing assets and liabilities.

(5) The efficiency ratio is operating expenses (non-interest expenses) as a percent of net interest income plus non-interest income. Excluding the $7.2 million SAIF one-time special assessment, this ratio for the year ended December 31, 1996 would have been 59.52%.

(6) Represents earnings before fixed charges, income taxes, and extraordinary items and non-cumulative preferred stock dividends and redemption. Fixed charges includes interest expense (inclusive or exclusive of interest on deposits as indicated).

(7) Prior to 1996 there were no Class A common shares outstanding. All shares outstanding in 1995 were Class B common shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     The Company is a unitary savings bank holding company. The Company's primary asset is the capital stock of BankAtlantic, its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. However, the Company recently entered into an agreement to acquire Ryan, Beck & Co., Inc. an investment banking firm. The Company's recent activities also include the ownership of 50% of the voting common stock of FASI, a full-service investment banking and securities brokerage firm. On February 26, 1998 the Company entered into an agreement to acquire Leasing Technology Inc. ("LTI"). LTI is engaged in all facets of leasing and financing. It is anticipated that LTI will operate as a wholly owned subsidiary of BankAtlantic pending regulatory approval. During 1997, the Company, issued in a public offering, 4.3 million shares of Class A common stock and $100.0 million of 5 5/8% Debentures for net proceeds of $43.4 million and $96.5 million, respectively. Also during 1997, BBC Capital Trust I, a Delaware statutory business trust established by the Company, issued in a public offering, $74.75 million of 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") for net proceeds of $71.8 million. The Company contributed $161.2 million of the net proceeds from the above offerings to the capital of BankAtlantic and used $12.2 million of the net proceeds to repurchase its common stock. The remaining net proceeds remain available for general corporate purposes, including acquisitions by the Company or BankAtlantic. During 1996, the Company issued $57.5 million of 6 3/4% convertible subordinated debentures ("6 3/4% Debentures") and issued 3.3 million shares of Class A common stock receiving net proceeds of $55.2 million and $18.1 million, respectively. The Company contributed $54.0 million of the net proceeds to the capital of BankAtlantic and $3.3 million of the net proceeds were used to repurchase the Company's common stock. During 1995, the Company issued $21.0 million of 9% subordinated debentures (the "9% Debentures") of which $6.0 million was contributed to the capital of BankAtlantic. Prior to 1997, BankAtlantic's subsidiaries were primarily utilized to dispose of real estate acquired through foreclosure. During the latter part of 1997, BankAtlantic, utilizing capital contributed by the Company, acquired SLWHC and subsidiaries, a developer of the master planned community of SLW located in St. Lucie County, Florida and invested in Jupiter Yacht Club Ltd., joint venture, a real estate development project in Jupiter, Florida. Presently the Company has no significant operations but does require funds to pay certain operating expenses, payments required for the Trust Preferred Securities, interest on the 5 5/8%, 6 3/4% and 9% Debentures and regular quarterly cash dividend payments to its common shareholders. It is anticipated that funds for payment of these items, which currently aggregate approximately $22 million will continue to be obtained from BankAtlantic.

RESULTS OF OPERATIONS

     The Company's basic and diluted earnings per share for Class A common stock were $0.98 and $0.78, respectively, for the year ended December 31, 1997, compared to $0.64 and $0.58 for the comparable 1996 period, respectively. There was no Class A common stock outstanding during 1995. The Company's basic and diluted earnings per share on Class B common stock were $0.94 and $0.77 for the year ended December 31, 1997 compared to $0.72 and $0.66 during the 1996 comparable period and $0.64 and $0.62 for the 1995 comparable period, respectively.

     In February 1997 the Financial Accounting Standards Board issued statement number 128 ("FAS 128") Earnings Per Share. This statement was effective for periods ending after December 15, 1997 and required the restatement of all prior periods. FAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The statement also required the two-class method for companies like the Company with capital structures which includes a class of common stock with different dividends rates from another class of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and each class of common stock's rights to undistributed earnings.

     Net income available for common shares of $27.8 million, $19.0 million, and $16.4 million, was recorded for the years ended December 31, 1997, 1996 and 1995, respectively. Net interest income for 1997 reflects higher average wholesale residential loan balances, increased average balances of advances from FHLB and subordinated debentures, and the October 1996 acquisition of BNA which increased loans, debt securities available for sale and deposits. Net interest income for 1996 includes the October 1996 BNA acquisition and higher wholesale residential loan average balances. Net interest income for 1995 reflects the February 1995 acquisition of MegaBank which increased loans, securities available for sale and deposits by $116.4 million, $18.1 million, and $120.2 million, respectively. Non-interest income during 1997 included $7.9 million of gains on the sales of mortgage servicing rights, $2.4 million of realized gains on sales of securities available for sale, $2.5 million of realized and unrealized gains on trading securities, $852,000 of gains on sales of properties and $6.8 million of gains on the sales of loans available for sale. Non-interest income during 1996 included $4.2 million of gains on the sales of mortgage servicing rights, $6.0 million of realized gains on sales of securities available for sale, $3.1 million of gains on sales of properties leased to others and $534,000 of gains on the sales of loans available for sale. During 1995, non-interest income included gains on sales of mortgage servicing rights, unrealized and realized gains on trading account securities, gains on sales of property and equipment and gains on sales of loans originated for resale of $2.7 million, $589,000, $18,000 and $395,000, respectively. Transaction fee income was $14.6 million during 1997 compared to $12.5 million and $9.0 million during 1996 and 1995, respectively. Non-interest expenses increased for each of the years in the three year period ended December 31, 1997 primarily as a result of the acquisition of MegaBank and BNA during 1995 and 1996, respectively, and the expansion of BankAtlantic's branch network, including Wal-Mart in-store branches, during the three year period ended December 31, 1997. Non-interest expenses during 1996 included a $7.2 million SAIF one-time special assessment. Provision for loan losses increased during 1997 to $11.3 million compared to $5.8 million and $4.2 million for the years ended December 31, 1996 and 1995, respectively. The increase during 1997 compared to the same period during 1996 reflects increased levels of loans generally and higher consumer loan charge-offs. The increase during 1996 compared to 1995 reflects lower loan loss recoveries from the Subject Portfolio and higher consumer loan charge-offs. The 1995 tax provision was reduced by $972,000 due to a reduction in the deferred tax asset valuation allowance. See
Note 13 of the Consolidated Financial Statements.

     The cumulative one year interest rate gap was a positive 6.55% at December 31, 1997 compared to a positive .42% and a negative 2.49% at December 31, 1996 and 1995, respectively. A positive interest rate sensitivity gap provides the potential for widening interest margins and increased earnings during times of increasing rates. However, a positive gap will correspondingly negatively impact earnings when rates decline. BankAtlantic's net interest margin was 3.75% in 1997 compared to 4.08% and 4.04% for 1996 and 1995, respectively. (See "Asset and Liability Management" and "Interest Rate Sensitivity".)

NET-INTEREST INCOME

     A summary of net interest income follows:

                                                                      FOR THE YEARS                     1997           1996
                                                                    ENDED DECEMBER 31,                   TO             TO
                                                         ----------------------------------------       1996           1995
                                                             1997          1996          1995          CHANGE         CHANGE
                                                         -----------   -----------   ------------   ------------   ------------
                                                                                     (IN THOUSANDS)
Interest and fees on loans ...........................    $ 171,212     $ 107,922     $  72,841      $  63,290      $  35,081
Interest on banker's acceptances .....................          473            22             0            451             22
Interest on mortgage-backed securities
 held to maturity ....................................            0             0        37,855              0        (37,855)
Interest on securities available for sale ............       31,177        38,159         7,207         (6,982)        30,952
Interest and dividends on investment
 and trading securities ..............................        7,692         6,528        12,174          1,164         (5,646)
Interest on deposits .................................      (68,281)      (55,028)      (46,646)       (13,253)        (8,382)
Interest on advances from FHLB .......................      (27,345)       (9,221)       (7,449)       (18,124)        (1,772)
Interest on securities sold under agreements to
 repurchase and federal funds purchased ..............       (8,023)       (8,764)      (10,815)           741          2,051
Interest on subordinated debentures, note payable and
 guaranteed preferred beneficial interest in Company's
 Junior Subordinated Debentures ......................      (11,542)       (4,018)         (776)        (7,524)        (3,242)
                                                          ---------     ---------     ---------      ---------      ---------
  Total net interest income ..........................    $  95,363     $  75,600     $  64,391      $  19,763      $  11,209
                                                          =========     =========     =========      =========      =========

     Net interest income increased for each of the years in the three year period ended December 31, 1997. The increase in interest on loans during 1997 compared to 1996 and 1995 was primarily due to higher average balances, partially offset by lower average yields. The higher loan average balances resulted from the October 1996 BNA acquisition, wholesale residential loan purchases and increased loan originations. The BNA acquisition increased residential, commercial real estate, commercial business, and consumer loans by $221.0 million, $53.6 million, $31.8 million and $88.6 million, respectively, at the acquisition date. During the year ended December 31, 1997, BankAtlantic funded $800.5 million of loans compared to $749.6 million and $638.6 million during 1996 and 1995, respectively. Also, during the year ended December 31, 1997, BankAtlantic purchased $524.5 million of wholesale residential loans compared to $465.9 million and $9.9 million during 1996 and 1995, respectively. As a result, BankAtlantic's average loan balances increased from $750.1 million during the year ended December 31, 1995 to $1.2 billion and $1.9 billion during the comparable periods during 1996 and 1997, respectively. The lower loan portfolio average yields for each of the years in the three year period ended December 31, 1997 resulted from a change in the mix of the loan portfolio from higher yielding commercial and consumer loans to lower yielding residential loans and a decline in consumer and residential loan yields based on current market conditions. The decrease in consumer loan yields for each of the years in the three year period ended December 31, 1997 resulted from the origination of loans at lower rates than the existing portfolio and the acquisition of the BNA loan portfolio. The decline in residential loan yields during 1997 compared to 1996 resulted from originating loans at lower rates than the existing portfolio due to a declining interest rate environment during 1997.

     In December 1995, all mortgage-backed and investment securities, excluding tax certificates classified as held to maturity, were reclassified as available for sale. During 1996 and 1997 there were no mortgage-backed securities classified as held to maturity. Total mortgage-backed and investment securities interest income declined for each of the years in the three year period ended December 31, 1997 due to lower average balances and yields. Total mortgage-backed and investment securities average balances declined from $844.8 million during the year ended December 31, 1995 to $677.4 million and $591.9 million during the years ended December 31, 1996 and 1997, respectively, and average yields on total mortgage-backed and investment securities declined from 6.78% during the year ended December 31, 1995 to 6.60% and 6.57% for the comparable 1996 and 1997 periods, respectively. During the year ended December 31, 1997, BankAtlantic sold $355.5 million of mortgage-backed and investment securities and additionally collected $189.0 million of principal repayments compared to sales of $368.5 million and $852,000 during 1996 and 1995, respectively, and principal repayments of $227.0 million and $262.9 million during 1996 and 1995, respectively. The sales and principal repayments were partially offset by total mortgage-backed and investment securities purchases of $712.8 million,

$288.6 million and $146.1 million during the years ended December 31, 1997, 1996 and 1995, respectively. The lower yields earned on total mortgage-backed and investment securities reflect the prepayment of higher yielding securities and the declining interest rate environment throughout 1996 and 1997.

     The increase in interest expense on deposits for each year in the three year period ended December 31, 1997 resulted from higher deposit average balances and higher rates paid on deposits. The increased deposit average balances primarily resulted from $469.1 million of deposits acquired in connection with the acquisition of BNA in 1996 and the $120.2 million of deposits acquired in the 1995 MegaBank acquisition. Average interest bearing deposits increased from $1.1 billion during the year ended December 31, 1995 to $1.3 billion and $1.6 billion during 1996 and 1997, respectively. Deposit rates increased from 4.10% during 1995 to 4.11% and 4.19% during 1996 and 1997, respectively. The higher deposit average rates during 1997 were generally caused by higher rates paid on transaction accounts compared to 1996 rates. Interest rates on transaction accounts increased from 2.40% during 1996 to 2.73% during 1997. The increased interest rates reflect an increase in competition for deposits in the South Florida market, resulting in new savings products which pay higher rates based on account balances. Deposit rates during 1996 were lower on transaction accounts and higher on certificate accounts compared to 1995. During 1996, the interest rate environment enabled BankAtlantic to lower transaction account rates, whereas due to competition, certificate account rates were higher. During 1997, certificate account rates declined due to lower rates paid in 1997 and run-off of a portion of the higher rate BNA certificate accounts.

     The increased interest expense on advances from FHLB during 1997 and 1996 was primarily due to higher average balances and secondarily to higher rates. During 1997 and 1996, BankAtlantic used FHLB advances with expected terms of one to six years to finance the purchase of wholesale residential loans. During 1995, FHLB advances had maturities of less than one year. As a result of wholesale residential loan growth, advances from FHLB average balances increased from $125.2 million during the year ended December 31, 1995 to $152.1 million and $441.6 million during the comparable periods during 1996 and 1997, respectively. Average rates paid on FHLB advances increased from 5.95% during the year ended December 31, 1995 to 6.04% and 6.19% during 1996 and 1997, respectively as a result of the use of longer term borrowings.

     The lower interest expense on securities sold under agreements to repurchase during the year ended December 31, 1997 compared to 1996 resulted from lower average balances, partially offset by higher borrowing rates during 1997. The lower average balances in 1997 of securities sold under agreements to repurchase compared to 1996 resulted from the availability of funds provided by the issuance of debt and equity securities. The majority of the net proceeds of $71.8 million from the April 1997 Trust Preferred Securities offering, $43.4 million from the November 1997 Class A common stock offering, and $96.5 million from the 5 5/8% Debentures offering were used to pay down short term borrowings during 1997. The lower average balances in 1996 of securities sold under agreements to repurchase compared to 1995 resulted from the availability of funds provided by the July 1996 $57.5 million offering of the 6 3/4% Debentures and $18.1 million of proceeds from the March 1996 Class A common stock offering.

     Interest on subordinated debentures during 1997 relates to interest on the 5 5/8% Debentures, 6 3/4% Debentures, $21.0 million of 9 % Debentures. Interest on subordinated debentures during 1996 and 1995 relates to interest on the 9% Debentures and the 6 3/4% Debentures. Guaranteed beneficial interest in the Company's Junior Subordinated Debentures during 1997 relates to payments made on the 9 1/2% Trust Preferred Securities which were issued in a public offering in April 1997.

                         YIELDS EARNED AND RATES PAID

                                                                     FOR THE YEARS ENDED
                                           -----------------------------------------------------------------------
                                                    DECEMBER 31, 1997                   DECEMBER 31, 1996
                                           ----------------------------------- -----------------------------------
                                              AVERAGE     REVENUE/    YIELD/      AVERAGE     REVENUE/    YIELD/
                                              BALANCE      EXPENSE     RATE       BALANCE      EXPENSE     RATE
                                           ------------- ---------- ---------- ------------- ---------- ----------
                                                                   (DOLLARS IN THOUSANDS)
 INTEREST EARNING ASSETS
  Loans: (A)
  Residential real estate ................  $  397,240      32,177      8.10%   $  279,520      23,142      8.28%
  Purchased residential real estate ......     589,888      45,440      7.70       147,452      10,435      7.08
  Commercial real estate .................     544,264      53,943      9.91       442,204      43,700      9.88
  Consumer ...............................     338,568      32,751      9.84       242,876      24,285     10.00
  Commercial business ....................      70,100       6,901      9.67        65,273       6,360      9.74
                                            ----------     -------      ----    ----------     -------     -----
  Total loans ............................   1,940,060     171,212      8.83     1,177,325     107,922      9.17
                                            ----------     -------      ----    ----------     -------     -----
  Banker's acceptances ...................       7,966         473      5.94           329          22      6.69
                                            ----------     -------      ----    ----------     -------     -----
  Mortgage-backed securities held to
   maturity ..............................           0           0      0.00             0           0      0.00
  Securities available for sale (B) ......     506,568      31,177      6.15       605,766      38,159      6.30
  Investment securities (C) ..............      83,898       7,604      9.06        68,996       6,419      9.30
  Federal funds sold .....................       1,401          88      6.28         2,670         109      4.08
                                            ----------     -------      ----    ----------     -------     -----
   Total mortgage-backed and
    investment securities ................     591,867      38,869      6.57       677,432      44,687      6.60
                                            ----------     -------      ----    ----------     -------     -----
    Total interest earning assets ........   2,539,893     210,554      8.29%    1,855,086     152,631      8.23%
                                            ==========     =======      ====    ==========     =======     =====
 NON-INTEREST EARNING ASSETS
   Total non-interest earning
    assets ...............................     219,359                             160,588
                                            ----------                          ----------
    Total assets .........................  $2,759,252                          $2,015,674
                                            ==========                          ==========
 INTEREST BEARING LIABILITIES
 Deposits:
  Savings ................................  $  220,821       6,617      3.00%   $  118,306       2,150      1.81%
  NOW, money funds and checking...........     534,428      14,020      2.62       478,127      12,154      2.54
  Certificate accounts ...................     875,625      47,644      5.44       738,254      40,724      5.50
                                            ----------     -------      ----    ----------     -------     -----
  Total interest bearing deposits ........   1,630,874      68,281      4.19     1,334,687      55,028      4.11
                                            ----------     -------      ----    ----------     -------     -----
  Securities sold under agreements
   to repurchase and federal funds
   purchased .............................     152,564       8,023      5.26       180,661       8,764      4.84
  Advances from FHLB .....................     441,610      27,345      6.19       152,138       9,221      6.04
  Subordinated debentures ................      86,811       6,744      7.77        49,750       4,018      8.05
  Guaranteed preferred beneficial
   interest in Company's Junior
   Subordinated Debentures ...............      50,041       4,798      9.59             0           0      0.00
                                            ----------     -------      ----    ----------     -------     -----
   Total interest bearing liabilities.....   2,361,900     115,191      4.88     1,717,236      77,031      4.47
                                            ----------     -------      ----    ----------     -------     -----
 NON-INTEREST BEARING LIABILITIES
  Demand deposit and escrow
   accounts ..............................     203,727                             148,054
  Other liabilities ......................      34,345                              15,396
                                            ----------                          ----------
   Total non-interest bearing
    liabilities ..........................     238,072                             163,450
                                            ----------                          ----------
  Stockholders' equity....................     159,280                             134,988
                                            ----------                          ----------
  Total liabilities and stockholders'
   equity ................................  $2,759,252                          $2,015,674
                                            ==========                          ==========
  Net interest income/net interest
   spread ................................                $ 95,363      3.41%                 $ 75,600      3.76%
                                                          ========      ====                  ========     =====
 MARGIN
  Interest income/interest earning
   assets ................................                              8.29%                               8.23%
  Interest expense/interest earnings
   assets ................................                              4.54                                4.15
                                                                        ----                               -----
  Net interest margin ....................                              3.75%                               4.08%
                                                                        ====                               =====

                                                   FOR THE YEARS ENDED
                                           -----------------------------------
                                                    DECEMBER 31, 1995
                                           -----------------------------------
                                              AVERAGE     REVENUE/    YIELD/
                                              BALANCE      EXPENSE     RATE
                                           ------------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
 INTEREST EARNING ASSETS
  Loans: (A)
  Residential real estate ................  $  136,124    $ 11,561      8.49%
  Purchased residential real estate ......           0           0      0.00%
  Commercial real estate .................     363,151      36,030      9.92%
  Consumer ...............................     192,409      19,636     10.21
  Commercial business ....................      58,374       5,614      9.62
                                            ----------    --------     -----
  Total loans ............................     750,058      72,841      9.71
                                            ----------    --------     -----
  Banker's acceptances ...................           0           0      0.00
                                            ----------    --------     -----
  Mortgage-backed securities held to
   maturity ..............................     573,995      37,855      6.59
  Securities available for sale (B) ......      89,757       7,207      8.03
  Investment securities (C) ..............     178,449      12,019      6.74
  Federal funds sold .....................       2,571         155      6.03
                                            ----------    --------     -----
   Total mortgage-backed and
    investment securities ................     844,772      57,236      6.78
                                            ----------    --------     -----
    Total interest earning assets ........   1,594,830     130,077      8.16%
                                            ==========    ========     =====
 NON-INTEREST EARNING ASSETS
   Total non-interest earning
    assets ...............................     130,008
                                            ----------
    Total assets .........................  $1,724,838
                                            ==========
 INTEREST BEARING LIABILITIES
 Deposits:
  Savings ................................  $  109,068    $  1,987      1.82%
  NOW, money funds and checking...........     421,135      11,591      2.75
  Certificate accounts ...................     607,300      33,068      5.45
                                            ----------    --------     -----
  Total interest bearing deposits ........   1,137,503      46,646      4.10
                                            ----------    --------     -----
  Securities sold under agreements
   to repurchase and federal funds
   purchased .............................     186,592      10,815      5.80
  Advances from FHLB .....................     125,246       7,449      5.95
  Subordinated debentures ................       7,303         776     10.63
  Guaranteed preferred beneficial
   interest in Company's Junior
   Subordinated Debentures ...............           0           0      0.00
                                            ----------    --------     -----
   Total interest bearing liabilities.....   1,456,644      65,686      4.51
                                            ----------    --------     -----
 NON-INTEREST BEARING LIABILITIES
  Demand deposit and escrow
   accounts ..............................     135,027
  Other liabilities ......................      18,278
                                            ----------
   Total non-interest bearing
    liabilities ..........................     153,305
                                            ----------
  Stockholders' equity....................     114,889
                                            ----------
  Total liabilities and stockholders'
   equity ................................  $1,724,838
                                            ==========
  Net interest income/net interest
   spread ................................                $ 64,391      3.65%
                                                          ========     =====
 MARGIN
  Interest income/interest earning
   assets ................................                              8.16%
  Interest expense/interest earnings
   assets ................................                              4.12
                                                                       -----
  Net interest margin ....................                              4.04%
                                                                       =====

----------------
(A) Includes non-accruing loans.
(B) Average balances were based on amortized cost.
(C) Includes securities purchased under agreements to resell, tax certificates and interest-bearing deposits.

                             RATE/VOLUME ANALYSIS

                                                             YEAR ENDED                            YEAR ENDED
                                                         DECEMBER 31, 1997                     DECEMBER 31, 1996
                                                       COMPARED TO YEAR ENDED                COMPARED TO YEAR ENDED
                                                         DECEMBER 31, 1996                     DECEMBER 31, 1995
                                                ------------------------------------ --------------------------------------
                                                 VOLUME (A)      RATE        TOTAL    VOLUME (A)      RATE         TOTAL
                                                ------------ ------------ ---------- ------------ ------------ ------------
 INCREASE (DECREASE) DUE TO:
  Loans .......................................   $ 67,351     $ (4,061)   $ 63,290   $  39,131     $ (4,050)   $  35,081
  Banker's acceptances ........................        453           (2)        451          22            0           22
  Mortgage-backed securities ..................          0            0           0     (37,855)           0      (37,855)
  Securities available for sale ...............     (6,101)        (881)     (6,982)     32,505       (1,553)      30,952
  Investment securities .......................      1,348         (163)      1,185      (6,778)       1,178       (5,600)
  Federal funds sold ..........................        (80)          59         (21)          4          (50)         (46)
                                                  --------     --------    --------   ---------     --------    ---------
   Total earnings assets ......................     62,971       (5,048)     57,923      27,029       (4,475)      22,554
                                                  ========     ========    ========   =========     ========    =========

 DEPOSITS:
  Savings .....................................      3,063        1,404       4,467         174          (11)         163
  NOW, money funds, and checking ..............      1,467          399       1,866       1,405         (842)         563
  Certificate accounts ........................      7,355         (435)      6,920       7,352          304        7,656
                                                  --------     --------    --------   ---------     --------    ---------
   Total deposits .............................     11,885        1,368      13,253       8,931         (549)       8,382
                                                  --------     --------    --------   ---------     --------    ---------
  Securities sold under agreements to
    repurchase ................................     (1,498)         757        (741)       (297)      (1,754)      (2,051)
  Advances from FHLB ..........................     17,893          231      18,124       1,659          113        1,772
  Subordinated debentures .....................      2,866         (140)      2,726       3,323          (81)       3,242
  Guaranteed preferred beneficial interest
    in Company's Junior Subordinated
    Debentures ................................      4,798            0       4,798           0            0            0
                                                  --------     --------    --------   ---------     --------    ---------
                                                    24,059          848      24,907       4,685       (1,722)       2,963
                                                  --------     --------    --------   ---------     --------    ---------
   Total interest bearing liabilities .........     35,944        2,216      38,160      13,616       (2,271)      11,345
                                                  --------     --------    --------   ---------     --------    ---------
   Change in net interest income ..............   $ 27,027     $ (7,264)   $ 19,763   $  13,413     $ (2,204)   $  11,209
                                                  ========     ========    ========   =========     ========    =========

----------------
(A) Changes attributable to rate/volume have been allocated to volume.

PROVISION FOR LOAN LOSSES AND PROVISION FOR (REVERSAL OF) LOSSES ON REAL ESTATE OWNED

     During the years ended December 31, 1997, 1996 and 1995, the provision for loan losses was $11.3 million, $5.8 million, and $4.2 million, respectively. The provision in each of these years was substantially impacted by larger consumer loan balances. Consumer loan net charge-offs amounted to $8.4 million, $4.7 million, and $3.3 million in 1997, 1996 and 1995, respectively. The increase in consumer loan net charge-offs resulted primarily from indirect consumer loan originations and the performance of the indirect consumer loan portfolios acquired in connection with the MegaBank and BNA acquisitions in 1995 and 1996, respectively. As a result of originations and acquisitions, the indirect consumer loan portfolio increased from $96.0 million at December 31, 1995 to $172.1 million and $204.7 million at December 31, 1996 and 1997, respectively. During 1997 specific reserves increased $792,000 primarily related to real estate construction loans acquired in connection with the BNA acquisition. The remaining increase in the 1997 allowance for loan losses resulted from higher aggregate loan balances and delinquency trends. The 1996 provision reflects $530,000 of net commercial business loan charge-offs compared to a recovery of $121,000 and $356,000 during 1997 and 1995, respectively. The 1996 net commercial business loan charge-offs primarily reflect charge-offs of $478,000 and $450,000 relating to unsecured loans acquired in connection with the BNA and MegaBank acquisitions, respectively. The 1996 charge-offs were partially offset by $518,000 of commercial business loan recoveries relating to loans charged-off in prior periods. The allowance for loan losses increased by $2.7 million and $6.8 million during 1997 and 1996, respectively. The increase in the 1996 allowance for loan losses primarily resulted from the $6.4 million allowance for loan losses acquired in connection with the BNA acquisition. The remaining increase in the 1996 loan loss allowance resulted from additional provisions due to higher aggregate loan balances.

     BankAtlantic's "risk elements" consist of restructured loans and "non-performing" assets. The classification of loans as "non-performing" is generally based upon non-compliance with loan performance and collateral coverage standards, as well as management's assessment of problems related to the borrower's or guarantor's financial condition. BankAtlantic generally designates any loan that is 90 days or more delinquent as non-performing. BankAtlantic may also designate loans as non-performing prior to the loan becoming 90 days delinquent if the borrower's ability to repay is questionable. A "non-performing" classification alone does not indicate an inherent principal loss; however, it generally indicates that management does not expect the asset to earn a market rate of return in the current period. Restructured loans are loans for which BankAtlantic has modified the loan terms due to the financial difficulties of the borrower. At December 31, 1997 restructured loans were $4.0 million compared to $3.7 million and $2.5 million at December 31, 1996 and 1995, respectively. Non-performing assets, net of write downs and allowances, were $29.5 million at December 31, 1997 compared to $24.1 million and $21.5 million at December 31, 1996 and 1995, respectively.

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

     Risk elements, net of write-downs and dispositions, increased by $5.7 million in 1997 to $33.6 million at December 31, 1997 and increased in 1996 by $3.8 million to $27.8 million at December 31, 1996. The increase in risk elements from 1996 to 1997 primarily resulted from increases in nonaccrual assets, repossessed assets, and restructured loans of $4.2 million, $3.5 million and $325,000, respectively. The above increases were partially offset by a $2.3 million decrease in loans contractually past due 90 days or more and still accruing. The increase in nonaccrual loans was primarily due to higher residential and consumer loan nonaccrual balances, partially offset by lower tax certificate nonaccrual balances. Nonaccrual residential loans were $8.0 million at December 31, 1997 compared to $6.5 million in 1996. The increase was primarily due to higher residential loan balances in 1997 compared to 1996. The higher residential loan nonaccrual balances resulted from the growth in the residential loan portfolio from $179.7 million at December 31, 1995 to $973.3 million at December 31, 1997. Nonaccrual consumer loans were $5.2 million at December 31, 1997 compared to $2.1 million in 1996. Non-accrual direct consumer loans, indirect consumer loans, and indirect consumer loans acquired in connection with the BNA and MegaBank acquisitions increased by $1.0 million, $1.7 million and $367,000, respectively at December 31, 1997 compared to 1996. The nonaccrual direct consumer loans were primarily home equity loans, and the nonaccrual indirect loans were primarily automobile loans. The higher nonaccrual consumer loan balances resulted from the growth of the consumer loan portfolio from $123.9 million at December 31, 1994 to $334.5 million at December 31, 1997. The increase in repossessed assets resulted from $3.1 million and $920,000 of higher residential real estate owned and consumer repossessed asset, respectively, partially offset by $467,000 of lower commercial real estate owned. The increase in repossessed assets resulted from higher loan balances mentioned above. The $955,000 decline in nonaccrual tax certificates reflects the current aging of the tax certificates in the portfolio. Loans contractually past due 90 days or more have matured and are in the process of renewing or extending their terms while the borrower continues to make payments under the matured loan agreement. The increase in risk elements during 1996 compared to 1995 resulted from a $2.6 million increase in non-performing assets and a $1.2 million increase in restructured loans. The restructured loan increase primarily related to a $1.0 million non-residential loan classified as non-accruing at December 31, 1995. The increase in non-performing assets from 1995 to 1996 resulted from a $1.5 million increase in consumer repossessed assets, and a $517,000 increase in residential real estate owned, partially offset by a $1.9 million reduction in commercial real estate owned. The increase in consumer and residential repossessed assets was primarily the result of the BNA acquisition. The 1996 decline in commercial real estate owned reflects the sale of $4.4 million of commercial real estate owned partially offset by a $197,000 net reversal of allowance for losses on real estate owned, $1.0 million of REO acquired from BNA, and transfers of $1.8 million of nonaccrual loans to real estate owned. Non-accrual residential and consumer loans increased by $4.2 million and $1.5 million, whereas non-accrual commercial loans and tax certificates declined by $4.5 million and $209,000, respectively. The increase in non-accrual residential loans resulted from higher loan balances.

     The loan loss allowance as a percent of total loans was 2.24% at December 31, 1995, 1.39% at December 31, 1996 and 1.47% at December 31, 1997 excluding banker's acceptances. At December 31, 1997 gross real estate loans amounted to $1.7 billion of which $973.3 million were residential real estate loans. The remaining real estate loans consisted of $396.4 million of commercial real estate loans, and $326.0 million of construction and development loans at December 31, 1997, respectively. Gross other loans, excluding banker's acceptances, amounted to $402.4 million and included commercial business loans (including international loans) and consumer loans (including second mortgages) of $67.9 million ($12.3 million) and $334.5 million, respectively, at December 31, 1997. Commercial real estate, commercial business and consumer loans generally involve greater risks of collectability than residential loans; however, management does not believe that such risks have been greater than normal industry experience for these types of loans except for the Subject Portfolio discussed under "Financial Condition." International loans of $12.3 million at December 31, 1997 were short term lines of credit to financial institutions in Latin America.

     During the year ended December 31, 1997, management reversed $56,000 of the REO allowance and charged off $244,000 of residential REO. During the year ended December 31, 1996, management reversed $197,000 from the allowance for real estate owned. Real estate owned charge-offs during the year ended December 31, 1996 were $803,000 primarily relating to three REO properties. Two of the properties were sold during 1996. During the year ended December 31, 1995, BankAtlantic's provision for real estate owned included a recovery of $1.2 million and charge-offs totaling $213,000. The allowance for REO is established by management based on its evaluation of foreclosed properties.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                                                             RISK ELEMENTS
                                           ----------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                                1997             1996             1995             1994             1993
                                           --------------   --------------   --------------   --------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
CONTRACTUALLY PAST DUE 90 DAYS OR
  MORE
 Commercial real estate and
   business (1) ........................     $      647       $    2,961       $    1,536       $      736       $    2,580
NON-ACCRUAL
 Residential ...........................          5,573            4,679            2,228            1,718            2,468
 Purchased residential .................          2,453            1,798                0                0                0
 Commercial real estate and
   business ............................          4,377            3,868            8,361            9,325            3,802
 Consumer ..............................          5,166            2,079              585              270              976
 Tax certificates (2) ..................            880            1,835            2,044            3,578                0
                                             ----------       ----------       ----------       ----------       ----------
                                                 18,449           14,259           13,218           14,891            7,246
REPOSSESSED (3)
 Residential real estate owned .........          3,825              748              231              303              319
 Commercial real estate owned ..........          3,703            4,170            6,048            6,935            9,332
 Consumer ..............................          2,912            1,992              461              350              512
                                             ----------       ----------       ----------       ----------       ----------
                                                 10,440            6,910            6,740            7,588           10,163
                                             ----------       ----------       ----------       ----------       ----------
  Total non-performing assets ..........         29,536           24,130           21,494           23,215           19,989
                                             ----------       ----------       ----------       ----------       ----------
RESTRUCTURED LOANS
 Commercial real estate and
   business ............................          4,043            3,718            2,533            1,648            2,647
                                             ----------       ----------       ----------       ----------       ----------
  Total risk elements ..................     $   33,579       $   27,848       $   24,027       $   24,863       $   22,636
                                             ==========       ==========       ==========       ==========       ==========
 Total risk elements as a
   percentage of:
 Total assets ..........................           1.10%            1.07%            1.37%            1.61%            1.67%
                                             ==========       ==========       ==========       ==========       ==========
 Loans, tax certificates and
   net real estate owned ...............           1.55%            1.46%            2.65%            3.92%            3.78%
                                             ==========       ==========       ==========       ==========       ==========
  Total Assets .........................     $3,064,480       $2,605,527       $1,750,689       $1,539,653       $1,359,195
                                             ==========       ==========       ==========       ==========       ==========
  Total loans, tax certificates and
     net real estate owned .............     $2,164,965       $1,911,501       $  905,413       $  634,001       $  599,504
                                             ==========       ==========       ==========       ==========       ==========
 Allowance for loan losses .............     $   28,450       $   25,750       $   19,000       $   16,250       $   17,000
                                             ==========       ==========       ==========       ==========       ==========
  Total tax certificates ...............     $   56,162       $   55,977       $   51,504       $   64,117       $   86,897
                                             ==========       ==========       ==========       ==========       ==========
  Allowance for tax certificate
     losses ............................     $      949       $    1,466       $    1,648       $    2,985       $    2,970
                                             ==========       ==========       ==========       ==========       ==========

----------------
(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.
(2) Classification results from a change in methodology for classifying tax certificates and calculating related allowance from the methodology used in 1993.
(3) Amounts are net of allowances for losses.

     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                                                   1997         1996        1995
                                                               -----------   ---------   ---------
   Interest income which would have been recorded ..........    $  2,487      $1,795      $1,662
   Interest income recognized ..............................      (1,548)       (988)       (788)
                                                                --------      ------      ------
   Interest income forgone .................................    $    939      $  807      $  874
                                                                ========      ======      ======

     Changes in the allowance for loan losses were as follows (dollars in thousands):

                                                                                 FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                             1997           1996          1995          1994         1993
                                                         ------------   -----------   -----------   -----------   ----------
Balance, beginning of period .........................    $  25,750      $ 19,000      $ 16,250      $ 17,000      $ 16,500
Charge-offs:
 Commercial business loans ...........................         (180)       (1,048)         (382)       (1,647)         (835)
 Commercial real estate loans ........................         (276)         (266)         (222)         (220)            0
 Consumer loans ......................................      (10,694)       (6,337)       (4,566)       (3,829)       (4,322)
 Residential real estate loans .......................          (76)          (67)         (263)         (272)         (302)
 Purchased residential real estate loans .............         (104)            0             0             0             0
                                                          ---------      --------      --------      --------      --------
                                                            (11,330)       (7,718)       (5,433)       (5,968)       (5,459)
Recoveries:
 Commercial business loans ...........................          301           518           738           565           262
 Commercial real estate loans ........................          208            47           102            18             6
 Consumer loans ......................................        2,253         1,659         1,219         2,336         2,231
 Residential real estate loans .......................            0             0             0             0            10
                                                          ---------      --------      --------      --------      --------
                                                              2,762         2,224         2,059         2,919         2,509
                                                          ---------      --------      --------      --------      --------
 Net charge-offs .....................................       (8,568)       (5,494)       (3,374)       (3,049)       (2,950)
 Additions charged to operations .....................       11,268         5,844         4,182         2,299         3,450
 Allowance for loan losses acquired ..................            0         6,400         1,942             0             0
                                                          ---------      --------      --------      --------      --------
 Balance, end of period ..............................    $  28,450      $ 25,750      $ 19,000      $ 16,250      $ 17,000
                                                          =========      ========      ========      ========      ========
 Allowance as a percentage of:
  Total loans ........................................         1.35%         1.39%         2.24%         2.89%         2.77%
  Total loans excluding banker's acceptances .........         1.47          1.39          2.24          2.89          3.38
                                                          =========      ========      ========      ========      ========
 Non-performing assets (1) ...........................        99.28%       115.50%        97.69%        82.75%        85.05%
                                                          =========      ========      ========      ========      ========
Ratio of net charge-offs to average outstanding
  loans ..............................................         0.44%         0.47%         0.45%         0.59%         0.56%
                                                          =========      ========      ========      ========      ========
Ratio of net charge-offs to average outstanding
  loans plus banker's acceptances ....................         0.44%         0.47%         0.45%         0.57%         0.55%
                                                          =========      ========      ========      ========      ========

----------------
(1) Excluding tax certificates. The allowance for tax certificates as a percentage of total tax certificates was 1.69%, 2.62%, 3.20%, 4.66%, and 3.47%, for each of the years in the five-year period ended December 31, 1997, and as a percentage of non-performing tax certificates was 107.84%, 79.89% 80.63% and 83.43% at December 31, 1997, 1996, 1995 and 1994,
    respectively.

     The table below presents (dollars in thousands) an allocation of the allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends.

                                       DECEMBER 31, 1997              DECEMBER 31, 1996              DECEMBER 31, 1995
                                  ---------------------------- -------------------------------- ----------------------------
                                                   PERCENT OF                       PERCENT OF                   PERCENT OF
                                    ALLOCATION    GROSS LOANS                      GROSS LOANS   ALLOCATION OF   GROSS LOANS
                                   OF ALLOWANCE     IN EACH        ALLOCATION        IN EACH       ALLOWANCE       IN EACH
                                     FOR LOAN     CATEGORY TO     OF ALLOWANCE     CATEGORY TO      FOR LOAN     CATEGORY TO
                                      LOSS BY     TOTAL GROSS       FOR LOAN       TOTAL GROSS      LOSS BY      TOTAL GROSS
                                     CATEGORY        LOANS      LOSS BY CATEGORY      LOANS         CATEGORY        LOANS
                                  -------------- ------------- ------------------ ------------- --------------- ------------
Commercial business .............     $ 1,941          3.23%         $ 4,439            3.83%       $ 3,042          6.84%
Commercial real estate ..........       9,559         34.43            6,673           35.75          7,607         50.35
Residential real estate .........       1,511          9.55            3,719           22.50          1,243         19.14
Purchased residential real
  estate ........................         926         36.84              146           21.02              0          0.00
Consumer (1) ....................      14,513         15.95           10,773           16.90          7,108         23.67
                                      -------        ------          -------          ------        -------        ------
                                      $28,450        100.00%         $25,750          100.00%       $19,000        100.00%
                                      =======        ======          =======          ======        =======        ======

                                           DECEMBER 31, 1994                DECEMBER 31, 1993
                                    -------------------------------   ------------------------------
                                                        PERCENT OF                       PERCENT OF
                                     ALLOCATION OF     GROSS LOANS     ALLOCATION OF     GROSS LOANS
                                       ALLOWANCE         IN EACH         ALLOWANCE         IN EACH
                                        FOR LOAN       CATEGORY TO        FOR LOAN       CATEGORY TO
                                        LOSS BY        TOTAL GROSS        LOSS BY        TOTAL GROSS
                                        CATEGORY          LOANS           CATEGORY          LOANS
                                    ---------------   -------------   ---------------   ------------
Commercial business .............       $ 1,535             4.00%         $ 2,586            5.48%
Commercial real estate ..........        10,357            56.94            7,213           40.95
Residential real estate .........           860            18.88              902           26.25
Purchased residential real
 estate .........................             0             0.00                0            0.00
Consumer (1) ....................         3,498            20.18            6,299           27.32
                                        -------           ------          -------          ------
                                        $16,250           100.00%         $17,000          100.00%
                                        =======           ======          =======          ======

----------------
(1) Includes second mortgage loans.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

NON-INTEREST INCOME

     A summary of non-interest income follows:

                                                                      FOR THE YEAR                  1997          1996
                                                                   ENDED DECEMBER 31,                TO            TO
                                                            ---------------------------------       1996          1995
                                                               1997        1996        1995        CHANGE        CHANGE
                                                            ---------   ---------   ---------   -----------   -----------
                                                                                   (IN THOUSANDS)
Loan servicing and other loan fees ......................    $ 4,640     $ 4,216     $ 3,524     $    424       $   692
Gains on sales of loans available for sale ..............      6,802         534         395        6,268           139
Gains on trading securities, unrealized and realized.....      2,463           0         589        2,463          (589)
Gains on sales of securities available for sale .........      2,367       5,959           0       (3,592)        5,959
Gains on sales of property and equipment, net ...........        852       3,061          18       (2,209)        3,043
Gains on sales of mortgage servicing rights .............      7,905       4,182       2,744        3,723         1,438
Transaction fees ........................................      9,302       8,600       6,963          702         1,637
ATM fees ................................................      5,329       3,944       2,033        1,385         1,911
Other ...................................................      3,699       3,241       3,122          458           119
                                                             -------     -------     -------     --------       -------
  Total non-interest income .............................    $43,359     $33,737     $19,388     $  9,622       $14,349
                                                             =======     =======     =======     ========       =======

     For a discussion relating to gains on sales of securities available for sale and unrealized and realized gains on trading securities, see
"Mortgage-Backed Securities and Investments."

     Loan servicing and other loan fees increased during each of the years in the three year period ended December 31, 1997. The increase for the year ended December 31, 1997 compared to the same period during 1996 resulted from higher loan and late fee income, partially offset by lower loan servicing income. Late fee income increased from $1.4 million for the year ended December 31, 1996 to $1.9 million during the comparable 1997 period. Loan fee income was $1.4 million during 1996 compared to $1.5 million during 1997. The increase in loan and late fees reflects higher loan balances during 1997 compared to the 1996 period. The decline in mortgage servicing fees resulted from higher mortgage servicing rights amortization due to greater prepayments of mortgage loans caused by decreased interest rates during the period. The increase in loan servicing and other loan fees for the year ended December 31, 1996 compared to the same period during 1995 resulted from higher loan and late fee income.

     During the year ended December 31, 1997, BankAtlantic transferred $321.4 million of residential loans to available for sale and sold $273.9 million of loans for gains as reported in the above table. BankAtlantic periodically sells loans in order to manage the interest rate risk of the overall loan portfolio. During 1996 and 1995 BankAtlantic sold $59.4 million and $34.2 million of primarily fixed rate loans originated for resale for gains shown on the above table.

     During the years ended December 31, 1997, 1996 and 1995, BankAtlantic sold mortgage servicing rights with a book value of $25.5 million, $20.9 million, and $5.6 million, respectively, for gains as reported in the above table. These rights related to approximately $2.0 billion, $1.4 billion, and $492.1 million of loans serviced for others during 1997, 1996 and 1995, respectively. At December 31, 1997, 1996 and 1995, BankAtlantic serviced loans for the benefit of others amounting to approximately $2.9 billion, $2.7 billion, and $1.8 billion, respectively. BankAtlantic periodically sells mortgage servicing rights based on the composition of the servicing portfolio and market conditions.

     During the year ended December 31, 1996, BankAtlantic sold properties leased to others with a book value of $5.0 million for gains as reported in the above table. During 1997 land adjacent to the above properties with a book value of $197,000 was sold for a net gain of $882,000.

     The higher transaction fee income during 1997 and 1996 reflects an increase in transaction account balances primarily obtained in connection with acquisitions and higher average non-interest bearing deposits. Average non-interest bearing deposits and escrows were $203.7 million during the year ended December 31, 1997 compared to $148.1 million and $135.0 million during 1996 and 1995, respectively. In

April 1996, BankAtlantic's ATM network initiated surcharge fees for non-customers. The significant increase in ATM fee income during 1997 and 1996 was primarily the result of this surcharge. Also during 1997, BankAtlantic increased its ATM network from 220 machines at December 31, 1996 to 249 machines on December 31, 1997. BankAtlantic established its ATM network to enhance fee income and to expand banking services throughout Florida. Currently, BankAtlantic has 137 ATM machines located in Wal-Mart SuperStores, 15 ATM machines located on cruise ships, and 97 machines located in branches, shopping centers and businesses throughout South Florida.

     Non-interest income, other increased during each of the years in the three year period ended December 31, 1997. Safe deposit rental income was $424,000 during 1997 compared to $230,000 and $208,000 during 1996 and 1995, respectively, and commissions from teller check outsourcing increased from $592,000 during the year ended December 31, 1995 to $752,000 and $843,000 during 1996 and 1997, respectively. The higher safe deposit box rental income and teller check fees reflects an increase in demand for these services. Non-interest income also includes $98,000 for real estate held for development and sales activities, net; representing the results of operations of SLW from the date of acquisition (October 31, 1997) through December 31, 1997.

NON-INTEREST EXPENSE

     A summary of non-interest expense follows:

                                                           FOR THE YEAR                   1997          1996
                                                        ENDED DECEMBER 31,                 TO            TO
                                               ------------------------------------       1996          1995
                                                  1997         1996         1995         CHANGE        CHANGE
                                               ----------   ----------   ----------   -----------   -----------
                                                                        (IN THOUSANDS)
Employee compensation and benefits .........    $40,236      $33,216      $ 25,403     $  7,020       $ 7,813
Occupancy and equipment ....................     18,666       13,615        10,831        5,051         2,784
SAIF special assessment ....................          0        7,160             0       (7,160)        7,160
Federal insurance premium ..................      1,084        2,495         2,750       (1,411)         (255)
Advertising and promotion ..................      2,196        2,079         2,144          117           (65)
Foreclosed asset activity, net .............        118         (725)       (3,178)         843         2,453
Amortization of cost over fair value of net
  assets acquired ..........................      2,508        1,545         1,122          963           423
Other ......................................     17,124       12,856        12,088        4,268           768
                                                -------      -------      --------     --------       -------
  Total non-interest expenses ..............    $81,932      $72,241      $ 51,160     $  9,691       $21,081
                                                =======      =======      ========     ========       =======

     The increase in employee compensation and benefits for each of the years in the three year period ended December 31, 1997 resulted from the number of full-time equivalent employees increasing from 746 at December 31, 1995 to 989 at December 31, 1996 and to 1,098 at December 31, 1997 as well as annual salary and benefit increases throughout the three year period. The increase in the number of employees during 1997 resulted from the expansion of BankAtlantic's branch network. During 1997, BankAtlantic opened four in-store Wal-Mart branches, five full-service branches in South Florida and began two new business units (international lending and small business lending). During 1996, approximately 160 of the new employees were related to the BNA acquisition and the remaining new employees primarily related to five new Wal-Mart branches. Occupancy and equipment expenses increased during each of the years in the three year period ended December 31, 1997 due to the expanded branch network, the acquisition of BNA, and data processing expenses. The new branches and the BNA acquisition resulted in increased depreciation and rent expense. Depreciation and rent expense increased from $3.2 million and $1.9 million during 1995 to $3.8 million and $2.1 million during the same 1996 period and further increased to $4.8 million and $3.2 million during the same 1997 period, respectively. Also included in occupancy and equipment expenses during 1997 and 1996 were $4.1 million and $2.2 million, respectively, of processing fees from outside service bureaus. In October 1996 BankAtlantic converted its principal data processing functions to an outside service bureau. A portion of the 1996 processing fees represents conversion expenses. Management believes that the service bureau conversion has enabled BankAtlantic to expand its branch network and offer new products and services.

     On September 30, 1996, all institutions with SAIF assessable deposits, including BankAtlantic, were required to pay a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996. The $7.2 million charge excludes the $2.3 million amount assessed on BNA deposits which was considered in recording the acquisition of BNA under the purchase method of accounting. SAIF assessments during the year ended December 31, 1997 were reduced from prior years' levels as a consequence of the one-time assessment.

     The components of "Foreclosed asset activity, net" were (in thousands):

                                                                   FOR THE YEAR
                                                                ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                       1997        1996            1995
                                                     --------   ---------   -----------------
Real estate acquired in settlement of loans:
 Operating expenses, net .........................    $  528     $   47        $      41
 Reversal of provision for losses on REO .........       (56)      (197)          (1,187)
 Net gains on sales ..............................      (354)      (575)          (2,032)(A)
                                                      ------     ------           ------
 (Income) loss ...................................    $  118     $ (725)       $  (3,178)
                                                      ======     ======        =========

----------------
(A) Including a $1.3 million gain related to a property originally acquired through a tax deed during 1995.

     The loss in foreclosed asset activity, net during 1997 compared to 1996 income resulted from higher residential foreclosure expenses associated with the larger residential loan portfolio and an increase in commercial REO operating expenses due to the sale of rental REO properties during 1997 and 1996. The decline in foreclosed asset activity, net during 1996 compared to 1995 was primarily due to sales of commercial real estate owned and a $1.2 million reduction in the allowance for real estate owned during 1995 compared to a $197,000 reduction during 1996. For further discussion, see "Provision for Loan Losses and Provision for (Reversal of) Losses on Real Estate Owned."

     Other non-interest expense increased during the three years ended December 31, 1997. The additional other expenses in 1997 and 1996 were associated with expanding the branch network, a larger loan portfolio and the acquisition of BNA. During 1997 compared to 1996, stationery, printing and supplies, telephone expenses, postage, check printing and armored car services increased by approximately $1.6 million. Consulting services primarily relating to the opening of Wal-Mart in-store branches increased by $315,000. Teller robbery and check losses increased by $652,000 and consumer direct and repossession expenses increased by $1.3 million during 1997. The expanded ATM network increased ATM operating expenses by $322,000. The higher other non-interest expenses during 1996 compared to 1995 were associated with expanding the branch network and the BNA acquisition.

     The amortization of cost over fair value of net assets acquired relates to the BNA and MegaBank acquisitions.

MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES

     During the year ended December 31, 1997 and 1996, the Company purchased and sold the following securities out of the available for sale portfolio: (in thousands)

                                                              PURCHASES (1)                SALES (1)
                                                         ------------------------   ------------------------
                                                             1997         1996         1997          1996
                                                         -----------   ----------   ----------   -----------
7 year balloon mortgage-backed securities ............    $219,198      $      0     $ 66,021     $  5,900
5 year balloon mortgage-backed securities ............      18,443             0       28,096            0
30 year mortgage backed securities ...................           0             0        6,412            0
15 year mortgage backed securities ...................           0             0        1,066       20,500
Real estate mortgage investment conduit ..............           0             0        5,900            0
U.S. treasury notes ..................................     148,835       231,765      231,038      205,454
Federal agency obligations ...........................           0             0        7,600            0
Corporate bonds ......................................       2,367             0            0            0
                                                          --------      --------     --------     --------
  Total fixed rate securities ........................     388,843       231,765      346,133      231,854
5-1 Adjustable rate mortgages ........................     271,028             0        9,363      136,600
Marketable equity securities .........................       5,122             0            0            0
                                                          --------      --------     --------     --------
Total securities available for sale activity .........    $664,993      $231,765     $355,496     $368,454
                                                          ========      ========     ========     ========

----------------
(1) Purchases and sales are stated at cost.

     Other investment activity during 1997 included the purchase of $6.2 million of marketable equity trading securities and the sale of $2.9 million of these securities. BankAtlantic purchased and sold the above securities available for sale during 1997 in order to change the mix of its portfolio from fixed rate securities to adjustable rate securities due to the declining long term interest rates during 1997. During the year ended December 31, 1995, two $5.0 million treasury notes classified as trading securities were sold for a $589,000 net realized gain.

     A summary of the cost and gross unrealized appreciation or depreciation of estimated fair value compared to cost of investment securities held to maturity, mortgage-backed securities available for sale, and securities available for sale, follows (in thousands):

                                                                            DECEMBER 31,
                                                     -----------------------------------------------------------
                                                                        GROSS            GROSS
                                                      AMORTIZED      UNREALIZED       UNREALIZED      ESTIMATED
                                                         COST       APPRECIATION     DEPRECIATION     FAIR VALUE
                                                     -----------   --------------   --------------   -----------
Tax certificates held to maturity:
 Cost equals market ..............................    $ 55,213         $    0           $    0        $ 55,213
Investment securities available for sale (1):
 Cost equals market ..............................       1,320              0                0           1,320
 Market over cost ................................      22,991            551                0          23,542
 Cost over market ................................       7,234              0              723           6,511
Mortgage-backed securities available for sale (1):
 Market over cost ................................     452,381          1,636                0         454,017
 Cost over market ................................     122,386              0              286         122,100
                                                      --------         ------           ------        --------
  Total .........................................     $661,525         $2,187           $1,009        $662,703
                                                      ========         ======           ======        ========

----------------
(1) Amortized cost excludes net unrealized appreciation of $1.4 million on mortgage-backed securities and unrealized depreciation of $172,000 on investment securities available for sale.

     At December 31, 1997 and 1996 all mortgage-backed and investment securities, excluding tax certificates, were available for sale. The composition, yields and maturities of securities were as follows (in thousands):

                                        U.S.
                                      TREASURY                    MORTGAGE       ASSET     CORPORATE                 WEIGHTED
                                         AND           TAX         BACKED       BACKED      BOND AND                 AVERAGE
                                      AGENCIES    CERTIFICATES   SECURITIES   SECURITIES     OTHER        TOTAL       YIELD
                                    ------------ -------------- ------------ ------------ ----------- ------------- ---------
DECEMBER 31, 1997:
MATURITY: (1)
 One year or less .................   $ 10,004      $ 38,448     $  20,598     $    11     $    910     $  69,971      6.05%
 After one through five years .....     10,050        16,765       294,943       3,165            0       324,923      6.32
 After five through ten years .....          0             0           637           0        2,070         2,707     13.21
 After ten years ..................          0             0       259,939           0            0       259,939      6.31
                                      --------      --------     ---------     -------     --------     ---------     -----
Fair values (2) (3) ...............   $ 20,054      $ 55,213     $ 576,117     $ 3,176     $  2,980     $ 657,540      6.31%
                                      ========      ========     =========     =======     ========     =========     =====
Amortized cost (2) (3) ............   $ 19,959      $ 55,213     $ 574,767     $ 3,194     $  3,270     $ 656,403      6.35%
                                      ========      ========     =========     =======     ========     =========     =====
Weighted average yield based on
 fair value .......................       5.54%         8.26%         6.14%       5.53%       14.80%         6.31%
Weighted average maturity .........        1.1           2.0          15.4         1.5          5.0          13.6
                                         years         years         years        years        years        years
                                      --------      --------     ---------     -------     --------     ---------
DECEMBER 31, 1996
Fair value ........................   $115,638      $ 54,511     $ 294,740     $28,967     $      0     $ 493,856      6.06%
                                      ========      ========     =========     =======     ========     =========     =====
Amortized cost ....................   $115,295      $ 54,511     $ 293,889     $28,943     $      0     $ 492,638      6.08%
                                      ========      ========     =========     =======     ========     =========     =====
DECEMBER 31, 1995
Fair value ........................   $ 25,113      $ 49,856     $ 597,751     $68,939     $      0     $ 741,659      6.72%
                                      ========      ========     =========     =======     ========     =========     =====
Amortized cost ....................   $ 24,606      $ 49,856     $ 588,956     $68,907     $      0     $ 732,325      6.81%
                                      ========      ========     =========     =======     ========     =========     =====

----------------
(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.
(2) Equity securities with an amortized cost of $5.1 million and a fair value of $5.2 million were excluded from the above table.
(3) Trading securities of $5.1 million were excluded from the above table.

     Activity in the allowance for tax certificate losses was (dollars in thousands):

                                                                          FOR THE YEAR ENDED
                                                                             DECEMBER 31,
                                                                --------------------------------------
                                                                    1997         1996          1995
                                                                -----------   ----------   -----------
Balance, beginning of period ................................    $  1,466       $1,648      $  2,985
Charge-offs .................................................      (1,444)        (909)       (1,854)
Recoveries ..................................................       1,025          911           662
                                                                 --------       ------      --------
Net (charge-offs) recoveries ................................        (419)           2        (1,192)
Reversals charged to operations .............................         (98)        (184)         (145)
                                                                 --------       ------      --------
Balance, end of period ......................................    $    949       $1,466      $  1,648
                                                                 ========       ======      ========
Average yield on tax certificates during the period .........        9.95%        9.73%         9.27%
                                                                 ========       ======      ========

     Included in gains on sales of real estate owned for the year ended December 31, 1995 was approximately $1.3 million related to a property originally acquired through a tax deed.

FINANCIAL CONDITION

     BankAtlantic's total assets at December 31, 1997 and 1996 were $3.1 billion, and $2.6 billion, respectively. The increase in total assets was primarily the result of increases in loans receivable, securities available for sale, mortgage servicing rights, investment in real estate held for sale, Federal Home Loan Bank stock and other assets of $248.0 million, $168.1 million, $13.8 million, $18.6 million,

$20.1 million and $6.1 million, respectively. The above increases in total assets were partially offset by a $20.2 million reduction in cash, and a $6.1 million decrease in Federal Funds sold. The loans receivable increase reflects $1.3 billion of loan fundings and purchases and $159.7 million of banker's acceptances during 1997. The loan fundings and purchases were partially offset by $948.9 million of principal reductions on loans and $273.9 million of loan sales. The increase in the securities available for sale balances resulted from the purchase of $665.0 million of securities partially offset by the sale of $355.5 million of securities and $141.8 million of principal reductions. The increase in mortgage servicing rights balances reflects purchases and originated servicing of $47.5 million partially offset by $25.5 million and $8.2 million of mortgage servicing rights sold and amortization, respectively. Investment in real estate held for development and sale represents the land acquired in connection with the SLW acquisition. Increases in FHLB stock were required based on higher FHLB advances. The additional other asset balances resulted from $6.4 million of deferred offering costs associated with the issuance of the 5 5/8% Debentures and the Trust Preferred Securities. Cash including federal funds sold and other short term investments declined due to lower liquidity requirements during 1997 compared to 1996.

     At December 31, 1997, deposits decreased $69.0 million from December 31, 1996. Certificate accounts declined by $98.1 million while transaction accounts increased by $29.1 million. The lower certificate account balances primarily resulted from the maturities of high cost certificate accounts acquired in connection with the BNA acquisition. The higher transaction account balances reflects growth in savings accounts associated with new savings products which pay higher rates based on account balances. FHLB advances increased by $402.0 million. The additional borrowings were used to fund wholesale residential loan growth. Securities sold under agreement to repurchase and Federal Funds purchased declined by $129.4 million. The lower balances were due to the availability of funds provided by the April 1997 $74.5 million Trust Preferred Securities offering, the November 1997 $100.0 million 5 5/8% Debenture offering and the November 1997 issuance of 4,312,500 shares of Class A common stock. Repayment of securities sold under agreements to repurchase, deposit outflows, common stock repurchases, payments for advances by borrowers for taxes and insurance, the acquisition of SLW, loan originations, investment in joint ventures, and the purchases of loans, securities and tax certificates, trading securities were primarily funded through the sales of securities available for sale, trading securities, mortgage servicing rights and properties, proceeds from FHLB advances, federal funds purchased, loan and securities repayments, proceeds from the issuance of 5 5/8% Debentures, Trust Preferred Securities and Class A common stock.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     LOAN ACTIVITY -- The following table shows loan activity by major categories for the periods indicated (in thousands):

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                          ------------------------------------------------------------------
                                              1997          1996          1995         1994         1993
                                          ------------ ------------- ------------- ------------ ------------
LOAN FUNDINGS: (1)
 Residential real estate loans ..........  $   68,513   $  133,184    $  111,361    $   40,706   $   52,674
 Construction and development loans .....     194,752      147,200        93,102        22,958       13,744
 Commercial real estate and
   business loans .......................     376,033      314,319       319,530       259,285      186,584
 Consumer loans (2) .....................     161,154      154,940       114,607        45,159       10,222
                                           ----------   ----------    ----------    ----------   ----------
  Total loan fundings ...................     800,452      749,643       638,600       368,108      263,224
                                           ==========   ==========    ==========    ==========   ==========
PURCHASES: (3)(4)
 Residential real estate loans ..........     524,498      465,942         9,930             0            0
 Commercial real estate and
   business loans .......................           0            0             0         3,989        5,142
                                           ----------   ----------    ----------    ----------   ----------
  Total purchases .......................     524,498      465,942         9,930         3,989        5,142
                                           ----------   ----------    ----------    ----------   ----------
  Total loan production .................   1,324,950    1,215,585       648,530       372,097      268,366
                                           ----------   ----------    ----------    ----------   ----------
Loan sales ..............................    (273,901)     (59,408)      (34,153)      (38,168)     (44,983)
Principal reduction on loans (1) ........    (947,281)    (548,536)     (444,867)     (270,986)    (289,037)
Transfer to real estate owned (5) .......      (5,076)      (1,788)       (1,029)       (1,282)      (2,396)
                                           ----------   ----------    ----------    ----------   ----------
  NET LOAN ACTIVITY .....................  $   98,692   $  605,853    $  168,481    $   61,661   $  (68,050)
                                           ==========   ==========    ==========    ==========   ==========

----------------
(1) Does not include banker's acceptances.
(2) Includes second mortgage loans.
(3) Does not include indirect consumer loans purchased through dealers; such loans are included as originations.
(4) Excludes $395.0 million in 1996 and $116.4 million in 1995 of loans acquired in the BNA and MegaBank acquisitions, respectively.
(5) Includes foreclosures

     Total loan originations for the years ended December 31, 1997, 1996 and 1995 were $68.5 million, $133.2 million, and $111.0 million, respectively, for residential real estate loans, and $285.1 million, $316.0 million, and $224.7 million, respectively, for commercial real estate and business loans (including construction and development loans) and $23.5 million, $75.4 million, and $55.8 million, respectively, for direct consumer loans, and $114.2 million, $76.9 million, and $56.1 million, respectively, for indirect consumer loans (all of which were indirect automobile loans). During 1997 $12.3 million of international loan credit facilities to foreign banks were originated which were included in business loans.

     In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk, when it is deemed appropriate in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with off-balance sheet risk at December 31, 1997 were (in thousands):

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                             FIXED      FLOATING     INTEREST
                                                             RATE         RATE         RATE
                                                          ----------   ----------   ---------
Commitments to extend credit to foreign banks .........    $49,894      $      0      7.26%
Commitments to extend credit including the undisbursed
  portion of loans in process .........................    $33,996      $295,776      9.74%

     In addition, BankAtlantic extends letters of credit to its commercial customers. At December 31, 1997, BankAtlantic had $56.4 million of letters of credit outstanding. BankAtlantic receives an annual commitment fee on outstanding letters of credit.

     PRINCIPAL REPAYMENTS -- The following table sets forth the scheduled contractual principal repayments at maturity dates of BankAtlantic's loan portfolios and securities available for sale at December 31, 1997. As of December 31, 1997, the total amount of principal repayments on loans and securities available for sale contractually due after December 31, 1998 was $1.6 billion having fixed interest rates and $812.8 million having floating or adjustable interest rates.

                                 OUTSTANDING
                                     ON
                                DECEMBER 31,                  FOR THE PERIOD ENDING DECEMBER 31, (1)
                               -------------- -----------------------------------------------------------------------------
                                    1997         1998     1999-2000   2001-2005   2006-2010   2011-2015  /greater than/2016
                               -------------- ---------- ----------- ----------- ----------- ----------- ------------------
                                                                  (IN THOUSANDS)
Commercial real estate .......   $  396,357    $ 87,400   $ 90,591    $189,460     $26,101     $ 1,771    $  1,034
Residential real estate ......      200,400         354        402       4,856      17,052      20,925     156,811
Purchased residential real
  estate .....................      772,932           0         15       5,900      11,899       2,224     752,894
Real estate construction .....      325,951     143,512    113,783      66,870       1,786           0           0
Consumer (2) .................      334,518       9,085     54,206     209,733      33,207      28,179         108
Commercial business ..........       67,871      49,393     11,826       6,477         175           0           0
                                 ----------    --------   --------    --------     -------     -------    --------
  TOTAL LOANS (3) ............   $2,098,029    $289,744   $270,823    $483,296     $90,220     $53,099    $910,847
                                 ==========    ========   ========    ========     =======     =======    ========
TOTAL SECURITIES AVAILABLE
  FOR SALE (3)(4) ............   $  607,490    $ 36,686   $225,836    $ 85,029     $     0     $     0    $259,939
                                 ==========    ========   ========    ========     =======     =======    ========

----------------
(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2) Includes second mortgage loans.
(3) Actual principal repayments may differ from information shown above.
(4) Includes equity securities available for sale of $5.1 million.

     LOAN CONCENTRATION -- BankAtlantic's geographic loan concentration at December 31, 1997 was:

  Florida ....................       55%
  California .................       13%
  Northeast ..................       10%
  Other ......................       22%
                                    ---
    Total ....................      100%
                                    ===

     The loan concentration for BankAtlantic's portfolio is primarily in South Florida where economic conditions have generally remained stable during the three years ended December 31, 1997. The concentration in California, Northeast, and other locations primarily relates to purchased wholesale residential real estate loans during 1997. The balance of the portfolio is throughout the United States without any specific concentration.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business loans and real estate construction loans at December 31, 1997 were (in thousands):

                                                     COMMERCIAL      REAL ESTATE
                                                      BUSINESS      CONSTRUCTION       TOTAL
                                                    ------------   --------------   -----------
One year or less ................................      $64,835        $306,632       $371,467
Over one year, but less than five years .........        2,985          19,319         22,304
Over five years .................................           51               0             51
                                                       -------        --------       --------
                                                       $67,871        $325,951       $393,822
                                                       =======        ========       ========
DUE AFTER ONE YEAR:
Pre-determined interest rate ....................      $ 3,036        $ 13,966       $ 17,002
Floating or adjustable interest rate ............            0           5,353          5,353
                                                       -------        --------       --------
                                                       $ 3,036        $ 19,319       $ 22,355
                                                       =======        ========       ========

----------------
(1) Does not include banker's acceptances.

     DEPOSITS -- Deposit accounts consisted of the following (in thousands):

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                  1997            1996            1995
                                             -------------   -------------   -------------
Non-interest bearing deposits ............    $  162,788      $  163,616      $   98,964
Interest bearing deposits:
 Insured money fund savings ..............       289,413         358,927         249,273
 NOW account .............................       223,679         216,587         171,726
 Savings account .........................       262,685         170,352         103,759
 Time deposits less than $100,000.........       648,906         739,622         528,163
 Time deposits $100,000 and over..........       176,262         183,676         148,492
                                              ----------      ----------      ----------
  Total ..................................    $1,763,733      $1,832,780      $1,300,377
                                              ==========      ==========      ==========

     Time deposits $100,000 and over have the following maturities (in thousands):

                                         DECEMBER 31,
                                             1997
                                        -------------
        Less than 3 months ..........      $ 64,235
        3 to 6 months ...............        34,123
        6 to 12 months ..............        53,566
        More than 12 months .........        24,338
                                           --------
          Total .....................      $176,262
                                           ========

     BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio and television in Miami-Dade, Broward and Palm Beach Counties, Florida. Most of its depositors are residents of these three counties at least part of the year. BankAtlantic does not currently hold any deposits obtained through brokers. Merrill Lynch granted BankAtlantic a facility of up to $135 million for brokered certificates of deposit. The facility is considered as an alternative source of borrowings.

     The stated rates and balances at which BankAtlantic paid interest on deposits were (dollars in thousands):

                                                                                DECEMBER 31,
                                                             ---------------------------------------------------
                                                                   1997              1996              1995
                                                             ---------------   ---------------   ---------------
Interest free checking ...................................     $   162,788       $   163,616       $    98,964
Insured money fund savings: 3.90% at December 31,
  1997, 3.76% at December 31, 1996, and 3.22% at
  December 31, 1995 ......................................         289,413           358,927           249,273
 NOW accounts: 2.20 % at December 1997, 1.60%
   at December 31, 1996, and 1.66% at
   December 31, 1995 .....................................         223,679           216,587           171,726
Savings accounts: 2.04% at December 31, 1997, 1.30%
  at December 31, 1996, and 1.71%
  December 31, 1995 ......................................         262,685           170,352           103,759
                                                               -----------       -----------       -----------
Total non-certificate accounts ...........................         938,565           909,482           623,722
                                                               -----------       -----------       -----------
Certificate accounts:
 0.00% to 4.00% ..........................................          14,275            23,361            82,269
 4.01% to 5.00% ..........................................          37,803           275,991           135,107
 5.01% to 6.00% ..........................................         184,800           478,148           303,497
 6.01% to 7.00% ..........................................         493,845           112,865           137,917
 7.01% and greater .......................................          90,882            30,749            17,543
                                                               -----------       -----------       -----------
Total certificate accounts ...............................         821,605           921,114           676,333
                                                               -----------       -----------       -----------
                                                                 1,760,170         1,830,596         1,300,055
                                                               -----------       -----------       -----------
Interest earned not credited to deposit accounts .........           3,563             2,184               322
                                                               -----------       -----------       -----------
  Total deposit accounts .................................     $ 1,763,733       $ 1,832,780       $ 1,300,377
                                                               ===========       ===========       ===========
Weighted average stated interest rate on deposits at the
  end of each period .....................................            3.70%             3.78%             3.85%
                                                               ===========       ===========       ===========

     The amounts of scheduled maturities of certificate accounts were (dollars in thousands):

                                                       YEAR ENDING DECEMBER 31,
                              ---------------------------------------------------------------------------
DECEMBER 31, 1997                1998         1999        2000         2001         2002       THEREAFTER
---------------------------   ----------   ---------   ----------   ----------   ----------   -----------
0.00% to 4.00% ............    $ 12,336     $ 1,740     $    76      $    42      $    72        $    9
4.01% to 5.00% ............      37,530         204          16           53            0             0
5.01% to 6.00% ............     172,410      10,051       1,164          871          116           188
6.01% to 7.00% ............     434,702      38,736       8,124        5,103        6,597           583
7.01% and greater .........      21,238      30,071      18,809        8,727       11,365           672
                               --------     -------     -------      -------      -------        ------
  Total ...................    $678,216     $80,802     $28,189      $14,796      $18,150        $1,452
                               ========     =======     =======      =======      =======        ======

     The following table sets forth the deposit activities for the periods indicated (in thousands):

                                                                            FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                 ----------------------------------------
                                                                      1997           1996         1995
                                                                 --------------   ----------   ----------
Net increase (decrease) before interest credited .............     $ (122,938)     $ 15,905     $ 51,093
Deposits acquired net of purchase accounting amortization.....              0       469,065      120,055
Interest credited ............................................         53,754        47,433       43,447
                                                                   ----------      --------     --------
  Total ......................................................     $  (69,184)     $532,403     $214,595
                                                                   ==========      ========     ========

     SUBJECT PORTFOLIO -- From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect home improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers were affiliated with each other but were not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are referred to herein as the "Subject Portfolio."

     BankAtlantic and National Union entered into a Covenant Not To Execute (the "Covenant"). Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against National Union but has agreed to limit execution on any judgment obtained against National Union to $18 million. Further, BankAtlantic agreed to and did join certain third parties as defendants in the action. Subsequently, National Union was realigned from a defendant in the action to a co-plaintiff with BankAtlantic. Pursuant to the Covenant, National Union paid BankAtlantic approximately $6.1 million on execution of the Covenant, and agreed to pay an additional $3 million, which was paid in November 1993, and approximately $2.9 million which was paid on November 1, 1994. Further, National Union agreed to reimburse BankAtlantic for additional losses (as defined) incurred by it in connection with the Subject Portfolio, not in excess of $18 million; the full amount of which has been paid. In the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic of obtaining such recoveries. Thereafter National Union will be entitled to any such recoveries to the extent of the $18 million it has paid to BankAtlantic. The trial was held in February 1998 and judgment was entered in favor of BankAtlantic and National Union against over fifty third party defendants, individuals and corporations.

     Two actions were filed in New Jersey. One of the New Jersey actions was brought on behalf of the State of New Jersey and was resolved in 1995. The remaining New Jersey action, which was brought against over 25 parties, including BankAtlantic, purported to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, rescission of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The Plaintiffs have appealed the trial court's ruling.

     While management believes that established reserves will be adequate to cover any additional losses that BankAtlantic may incur from the Subject Portfolio or the above described litigation, there is no assurance that this will be the case. See Note 17 to the Consolidated Financial Statements for further discussion on the Subject Portfolio.

     Loans receivable composition, including mortgage-backed securities, at the dates indicated was (dollars in thousands):

                                                  DECEMBER 31,
                               ---------------------------------------------------
                                         1997                      1996
                               ------------------------- -------------------------
                                   AMOUNT       PERCENT      AMOUNT      PERCENT
                               -------------- ---------- ------------- -----------
LOANS RECEIVABLE
REAL ESTATE LOANS:
 Residential real estate .....   $   37,813       1.98%   $  438,359       24.02%
 Purchased residential
  real estate ................      772,932      40.41       428,722       23.50
 Residential real estate
  available for sale .........      161,562       8.45        16,207        0.89
 Construction and
  development ................      325,951      17.04       301,813       16.54
 FHA and VA insured ..........        1,025       0.05         4,013        0.22
 Commercial real estate ......      396,357      20.72       427,235       23.41
Other loans:
 Second mortgage - direct ....       65,810       3.44        86,234        4.73
 Second mortgage - indirect...       12,461       0.65         9,894        0.54
 Commercial business .........       67,871       3.55        78,177        4.28
 Consumer -- other direct ....       51,558       2.69        76,506        4.19
 Consumer -- other indirect...      204,689      10.70       172,056        9.43
                                 ----------      -----    ----------       -----
  Total ......................    2,098,029     109.68     2,039,216      111.75
                                 ----------     ------    ----------      ------
Adjustments:
Undisbursed portion of loans
 in process ..................      163,237       8.53       190,874       10.45
Other ........................                                     0        0.00
Unearned discounts on
 commercial real estate
 loans .......................          669       0.03           705        0.04
Unerned discounts (premium)
 on purchased real estate
 and consumer loans ..........       (7,047)     (0.37)       (2,762)      (0.15)
Allowance for loan losses ....       28,450       1.49        25,750        1.41
                                 ----------     ------    ----------      ------
  Total loans receivable,
    net ......................   $1,912,720     100.00%   $1,824,649      100.00%
                                 ==========     ======    ==========      ======
Mortgage-backed securities:
FNMA participation
 certificates ................   $  207,738      36.06%   $  101,381       34.40%
GNMA and FHLMC
 mortgage-backed securities...      368,379      63.94       193,359       65.60
                                 ----------     ------    ----------      ------
  Total mortgage-backed
    securities (1) ...........   $  576,117     100.00%   $  294,740      100.00%
                                 ==========     ======    ==========      ======
Banker's acceptances .........   $  160,105     100.00%   $      207      100.00%
                                 ==========     ======    ==========      ======

                                                            DECEMBER 31,
                               -----------------------------------------------------------------------
                                        1995                    1994                    1993
                               ----------------------- ----------------------- -----------------------
                                  AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                               ----------- ----------- ----------- ----------- ----------- -----------
LOANS RECEIVABLE
REAL ESTATE LOANS:
 Residential real estate .....  $157,361       18.99%   $102,677       18.79%   $120,531       24.80%
 Purchased residential
  real estate ................         0        0.00           0        0.00           0        0.00
 Residential real estate
  available for sale .........    17,122        2.07       6,843        1.25       5,752        1.19
 Construction and
  development ................   122,371       14.77      45,725        8.37      11,333        2.34
 FHA and VA insured ..........     5,183        0.63       6,395        1.17       7,972        1.64
 Commercial real estate ......   350,256       42.27     303,877       55.61     198,095       40.76
Other loans:
 Second mortgage - direct ....    63,052        7.61      40,564        7.42      15,971        3.29
 Second mortgage - indirect...    25,621        3.09      34,585        6.33      47,307        9.73
 Commercial business .........    64,194        7.75      24,566        4.50      27,979        5.76
 Consumer -- other direct ....    37,502        4.53      16,386        3.00      19,667        4.05
 Consumer -- other indirect...    96,042       11.59      32,373        5.93      56,896       11.71
                                --------       -----    --------       -----    --------      ------
  Total ......................   938,704      113.30     613,991      112.37     511,503      105.27
                                --------      ------    --------      ------    --------      ------
Adjustments:
Undisbursed portion of loans
 in process ..................    89,896       10.85      49,981        9.15       5,570        1.15
Other ........................         0        0.00          63        0.01          33        0.01
Unearned discounts on
 commercial real estate
 loans .......................       793        0.10         874        0.16       2,124        0.44
Unerned discounts (premium)
 on purchased real estate
 and consumer loans ..........       385        0.05         427        0.08         820        0.17
Allowance for loan losses ....    19,000        2.30      16,250        2.97      17,000        3.50
                                --------      ------    --------      ------    --------      ------
  Total loans receivable,
    net ......................  $828,630      100.00%   $546,396      100.00%   $485,956      100.00%
                                ========      ======    ========      ======    ========      ======
Mortgage-backed securities:
FNMA participation
 certificates ................  $132,554       22.18%   $147,652       23.52%   $178,928       33.99%
GNMA and FHLMC
 mortgage-backed securities...   465,197       77.82     480,230       76.48     347,437       66.01
                                --------      ------    --------      ------    --------      ------
  Total mortgage-backed
    securities (1) ...........  $597,751      100.00%   $627,882      100.00%   $526,365      100.00%
                                ========      ======    ========      ======    ========      ======
Banker's acceptances .........  $      0        0.00%   $      0        0.00%   $109,931      100.00%
                                ========      ======    ========      ======    ========      ======

----------------
(1) Includes net unrealized appreciation on mortgage-backed securities available for sale of $1.4 million, $851,000, $8.8 million and $314,000 at December 31, 1997, 1996, 1995 and 1994, respectively.

ASSET AND LIABILITY MANAGEMENT

     BankAtlantic originates commercial real estate loans, commercial business loans and consumer loans which generally have higher yields and shorter durations than residential real estate loans. BankAtlantic originates residential loans with both fixed and adjustable rates, however the majority of residential loans originated are currently sold to correspondents. BankAtlantic also purchases residential loans with both fixed and adjustable rates, which are retained for portfolio. Since these bulk loan purchases are acquired periodically, management is in a better position (unlike the case of individual loan originations) to manage the interest rate risk in this portfolio due to the size and generally homogeneous nature of these purchases. BankAtlantic also acquires mortgage-backed securities and Treasury securities with intermediate terms. During recent years in order to lower its cost of funds, BankAtlantic has not emphasized certificates of deposit and seeks to emphasize generating low cost transaction and escrow accounts as market opportunities allow. See "Mortgage-Backed Securities and Investment Securities." Management continually assesses general economic conditions, the interest rate environment and the yields and credit risk associated with alternative investments.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk.

EQUITY PRICE RISK

     The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading and available for sale securities. The following are changes in the fair value of the Company's trading and available for sale securities at December 31, 1997 based on percentage changes in fair value. Equity price risk is managed through industry diversification. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                               AVAILABLE
   PERCENT        TRADING       FOR SALE
  CHANGE IN     SECURITIES     SECURITIES
 FAIR VALUE     FAIR VALUE     FAIR VALUE
------------   ------------   -----------
         (DOLLARS IN THOUSANDS)
   20.00%         $6,080         $6,196
   10.00%         $5,574         $5,679
    0.00%         $5,067         $5,163
  (10.00)%        $4,560         $4,647
  (20.00)%        $4,054         $4,130

INTEREST RATE RISK

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 1997 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the Company's: loan portfolio, debt securities available for sale, investment securities, FHLB stock, mortgage servicing rights, Federal Funds sold, deposits, advances from FHLB, securities sold under agreements to repurchase, Federal Funds purchased Subordinated Debentures, Trust Preferred Securities and off-balance sheet loan commitments. The Company has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $83.9 million at December 31, 1997. The model calculates the net potential gains and losses in net portfolio fair value by:
(i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at December 31, 1997, (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     The prepayment assumptions used in the model are disclosed in BankAtlantic's Cumulative Rate Sensitivity GAP at December 31, 1997. Subordinated debentures and Trust Preferred Securities were valued based on their contractual maturities or redemption date. The Company's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

     Presented below is an analysis of the Company's interest rate risk at December 31, 1997 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                NET PORTFOLIO
   CHANGES          VALUE           DOLLAR
   IN RATE         AMOUNT           CHANGE
------------   --------------   -------------
           (DOLLARS IN THOUSANDS)
   +200 bp        $363,011        $    (583)
   +100 bp        $368,977        $   5,383
      0 bp        $363,594        $       0
  (100) bp        $336,412        $ (27,182)
  (200) bp        $316,326        $ (47,268)

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the Company may take in the future.

INTEREST RATE SENSITIVITY

     BankAtlantic's net earnings are materially impacted by the difference between the income it receives from its loan portfolio, tax certificates and securities available for sale and its cost of funds. The interest paid by BankAtlantic on deposits and borrowings determines its cost of funds. The yield on BankAtlantic's loan portfolio changes principally as a result of loan repayments, the interest rate and the volume of new loan originations and purchases. Fluctuations in income from securities will occur based on the amount invested during the period and interest rate levels yielded by such securities. BankAtlantic's net interest spread will fluctuate in response to interest rate changes.

     BankAtlantic's one year interest rate sensitivity gap ratio, which is the difference between the amount of interest bearing liabilities which are projected to mature or reprice within one year and the amount of interest earning assets which are similarly projected to mature or reprice, all divided by total assets, amounted to a positive 6.55% and .42% at December 31, 1997 and 1996, respectively. The change in the 1997 gap ratio resulted from higher prepayment rate on fixed rate residential loans, increased intermediate term FHLB borrowings and the increase in BankAtlantic's stockholders' equity based on capital contributions by the Company. During 1997, BankAtlantic borrowed $247.0 million of one to five year estimated maturity advances from FHLB to fund fixed rate residential loans. Fixed rate residential loans increased from $468.9 million at December 31, 1996 to $732.6 million at December 31, 1997. The higher fixed rate residential loan balances resulted from the purchase of $524.5 million of wholesale residential loans. The absolute amount of BankAtlantic's one year gap changed from a positive $10.9 million at December 31, 1996, to a positive $200.7 million at December 31, 1997.

     At December 31, 1997 BankAtlantic had a positive cumulative gap of 3.35%, 1.75%, 6.55%, 20.37%, 20.72%, 17.54%, 17.80% and 17.81% for 0-90 days, 91 to
180 days, 181 days to 1 year, 1-3 years, 3-5 years, 5-10 years, 10-20 years and greater than 20 years, respectively. Interest rate rises would be minimized by the fact that a significant amount of BankAtlantic's interest bearing liabilities are deposits for which interest rates paid do not generally increase at the same proportionate rate as an increase in the prime rate. However, the interest rates charged on BankAtlantic's adjustable rate loans and securities are priced on the basis of the prime rate and other indices and increase at the same rate as the prime or applicable index rate, subject only to caps that may exist in the loan or security instrument. At the present time, caps on interest earning assets generally do not have the effect of limiting increases in the interest rate charged on such assets. As noted above, the cumulative positive gap in future periods provides the opportunity to increase earnings in a rising interest rate environment due to the ability to reprice more assets than liabilities. This imbalance is referred to as a positive interest rate sensitivity gap, and measures an institution's ability to adjust to changes in the general interest rates. BankAtlantic's interest rate sensitive assets (assets which reprice based on an index or which have short term maturities) have in the past exceeded its interest sensitive liabilities (generally deposits with maturities of one year or less). A positive interest rate sensitivity gap provides the potential for widening interest margins and increased earnings during times of increasing rates. However, a positive gap will correspondingly negatively impact earnings when rates decline.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      BANKATLANTIC'S CUMULATIVE RATE SENSITIVITY GAP AT DECEMBER 31, 1997

                                                                 181 DAYS
                                       0-90         91-180         TO 1           1-3
                                       DAYS          DAYS          YEAR          YEARS
                                  ------------- ------------- -------------- -------------
                                                   (DOLLARS IN THOUSANDS)
Interest earning assets:
 Investment securities
  (5)(7) ........................   $  43,020     $  12,601     $   17,714     $  16,765
 Conventional single
  family (1) ....................      70,811        63,796        109,642       270,522
 Adjustable single
  family (2) ....................      49,810        56,982         95,351        38,563
 Securities available for
  sale-fixed rates (3) (6) ......      25,757        22,444         49,839       242,306
 Securities available for
  sale floating rates (2) .......      11,643        11,129         20,804        86,051
 Commercial real estate
  loans (1) .....................     187,844        15,301        191,295        68,638
 Adjustable commercial
  real estate loans (2) .........     120,802        10,904          7,387             0
 Commercial business
  including banker's
  acceptances ...................     169,929         1,958          4,760         2,628
 Commercial business
  adjustable ....................      48,293             0              0             0
 Consumer -- fixed rate .........      42,935        35,948         59,453       127,811
 Consumer prime rate ............      37,948             0              0             0
                                    ---------     ---------     ----------     ---------
  Total interest earning
    assets ......................     808,792       231,063        556,245       853,284
                                    ---------     ---------     ----------     ---------
Interest bearing liabilities:
 Money fund savings (4) .........      57,158        45,871         73,622        59,077
 Savings and NOW (4) ............      31,066        28,806         52,766       150,843
 Certificate accounts (9) .......     233,220       189,877        255,119       108,991
Borrowings:
 Securities sold under
  agreements to
  repurchase ....................     107,230             0              0             0
 Advances from FHLB and
  Federal Funds
  purchased (8) .................     277,500        15,650         27,493       110,786
                                    ---------     ---------     ----------     ---------
  Total interest-bearing
    liabilities .................   $ 706,174     $ 280,204     $  409,000     $ 429,697
                                    =========     =========     ==========     =========
Interest rate sensitivity GAP
 (repricing difference) .........   $ 102,618     $ (49,141)    $  147,245     $ 423,587
Cumulative GAP ..................   $ 102,618     $  53,477     $  200,722     $ 624,309
Cumulative ratio of GAP to
 total assets ...................        3.35%         1.75%          6.55%        20.37%
                                    =========     =========     ==========     =========

                                       3-5           5-10         10-20          >20
                                      YEARS         YEARS         YEARS         YEARS         TOTAL
                                  ------------- ------------- ------------- ------------- ------------
                                                         (DOLLARS IN THOUSANDS)
Interest earning assets:
 Investment securities
  (5)(7) ........................   $       0     $       0     $       0     $       0    $   90,100
 Conventional single
  family (1) ....................     120,350        91,706         5,600           199       732,626
 Adjustable single
  family (2) ....................           0             0             0             0       240,706
 Securities available for
  sale-fixed rates (3) (6) ......       2,175            17             0             0       342,538
 Securities available for
  sale floating rates (2) .......     130,162             0             0             0       259,789
 Commercial real estate
  loans (1) .....................      93,190        26,947             0             0       583,215
 Adjustable commercial
  real estate loans (2) .........           0             0             0             0       139,093
 Commercial business
  including banker's
  acceptances ...................         357            51             0             0       179,683
 Commercial business
  adjustable ....................           0             0             0             0        48,293
 Consumer -- fixed rate .........      26,550         1,327         2,546             0       296,570
 Consumer prime rate ............           0             0             0             0        37,948
                                    ---------     ---------     ---------     ---------    ----------
  Total interest earning
    assets ......................     372,784       120,048         8,146           199     2,950,561
                                    ---------     ---------     ---------     ---------    ----------
Interest bearing liabilities:
 Money fund savings (4) .........      28,126        25,559             0             0       289,413
 Savings and NOW (4) ............      66,796       156,087             0             0       486,364
 Certificate accounts (9) .......      32,946         1,452             0             0       821,605
Borrowings:
 Securities sold under
  agreements to
  repurchase ....................           0             0             0             0       107,230
 Advances from FHLB and
  Federal Funds
  purchased (8) .................     234,238        34,540             0             0       700,207
                                    ---------     ---------     ---------     ---------    ----------
  Total interest-bearing
    liabilities .................   $ 362,106     $ 217,638     $       0     $       0    $2,404,819
                                    =========     =========     =========     =========    ==========
Interest rate sensitivity GAP
 (repricing difference) .........   $  10,678     $ (97,590)    $   8,146     $     199    $  545,742
Cumulative GAP ..................   $ 634,987     $ 537,397     $ 545,543     $ 545,742
Cumulative ratio of GAP to
 total assets ...................       20.72%        17.54%        17.80%        17.81%
                                    =========     =========     =========     =========

----------------
(1) Fixed rate mortgages are shown in periods which reflect normal amortization plus prepayments of 14-21% per annum, depending on coupon.
(2) Adjustable rate mortgages and securities available for sale-floating rate are shown in the periods in which the mortgages are scheduled for repricing.
(3) Fixed rate securities available for sale are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 16-29% per annum.
(4) BankAtlantic determines deposit run-off on money fund checking, savings and NOW accounts based on statistics obtained from external sources. BankAtlantic does not believe its experience differs significantly from these sources. Interest-free transaction accounts are non-interest bearing liabilities and are accordingly, excluded from the cumulative rate sensitivity gap analysis.

                                                                  WITHIN       1-3        3-5      OVER 5
                                                                  1 YEAR      YEARS      YEARS     YEARS
                                                                 --------   --------   --------   -------
   Savings accounts decay rates ..............................   17.00%     17.00%     16.00%     14.00%
   Insured money fund savings (excluding tiered savings) decay
    rates ....................................................   79.00%     31.00%     31.00%     31.00%
   NOW and tiered savings accounts decay rates ...............   37.00%     32.00%     17.00%     17.00%
                                                                 =====      =====      =====      =====

(5) Includes FHLB stock and federal funds sold.
(6) Asset-backed securities are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 62% per annum.
(7) Tax certificates are shown in periods which reflects normal repayment equal to BankAtlantic's experience of 10% of the outstanding monthly balance.
(8) Included in advances from FHLB were $200.0 million of European callable advances. The repricing date of the callable advance utilized in the above table was the final maturity date due to lower advance rates at December 31, 1997.
(9) The amounts of scheduled maturities of certificate accounts and related interest rates are disclosed under the heading "Financial Condition -- Deposits" elsewhere in this report.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash flow is dividends from BankAtlantic. See "Regulation - Restrictions on Dividends and Other Capital Distributions" by BankAtlantic. The Company's annual debt service associated with its $252.9 million of 9%, 63/4%, 55/8% Debentures and Trust Preferred Securities is approximately $18.5 million and its estimated current annual dividends to common shareholders is $3.3 million. The Company also obtains funds through the exercise of stock options as previously noted, through the sale of common shares and issuances of debt securities.

     Liquidity relates to BankAtlantic's ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

     On October 31, 1997, BankAtlantic, through a subsidiary, BDC, acquired for approximately $20.0 million, SLWHC. SLWHC is the developer of the master planned community of SLW, located in St. Lucie County, Florida. The developer's annual operating expenses are estimated to be approximately $4.2 million and there are no assurances that periodic sales of properties will be sufficient to ensure profitability in 1998 or in future years. To the extent sales are not adequate to cover operating expenses, the Company through a capital contribution to BankAtlantic, may have to provide additional funds to BDC.

     A summary of the Company's consolidated cash flows follows (in thousands):


                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                           --------------------------------------------
                                                                1997            1996           1995
                                                           -------------   -------------   ------------
Net cash provided (used) by:
 Operating activities ..................................    $  246,404      $   29,159      $  36,649
 Investing activities ..................................      (684,663)       (336,615)       (65,233)
 Financing activities ..................................       411,903         346,732         42,471
                                                            ----------      ----------      ---------
Increase (decrease) in cash and due from banks .........    $  (26,356)     $   39,276      $  13,887
                                                            ==========      ==========      =========

     Cash flows from operations increased in 1997 from 1996 principally due to proceeds from sales of loans available for sale of $280.7 million net of fundings of such loans of $79.8 million. Cash flows from operations were relatively consistent in 1996 and 1995.

     Cash used by investing activities increased by $348.0 million from 1996 to 1997. Such increase was principally the result of increases of $433.2 million and $159.7 million in purchases of available for sale securities and banker's acceptances, respectively, net of an increase of $398.7 million in principal reductions on loans. The $271.4 million increase in cash used by investing activities from 1995 to 1996 was principally due to increases of $456.0 million and $231.8 million in residential loan and available for sale security purchases, respectively. Such increases were principally reduced by an increase in proceeds from available for sale securities of $373.6 million.

     Cash provided by financing activities increased $65.2 million in 1997. Such increase was primarily the result of a net increase of $313.1 million in FHLB advances and an increase of $113.2 million in proceeds from Debentures. The above increases were partially offset by a $138.8 million decrease in net deposits and a decrease of $254.2 million in net securities sold under agreements to repurchase.

     Cash provided by financing activities increased by $304.3 million in 1996 due to growth in net securities sold under agreements to repurchase activity of $226.5 million and growth in proceeds from Debentures of $35.2 million, along with other smaller changes.

     In August 1996, the Company announced a plan to repurchase up to 1.95 million shares of the Company's common stock. As of December 31, 1997, the Company had repurchased, in the secondary market, 1.4 million and 541,406 shares of Class A and Class B common stock, respectively, for $15.5 million. These shares were retired at the time of repurchase.

     Management believes that the Company and BankAtlantic have adequate liquidity to meet their business needs and regulatory requirements.

     The Indentures relating to the Company's 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These Indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1997 and 1996 the Company designated $5.8 million of securities available for sale to satisfy the above provisions.

     In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in an identical principal amount of the Company's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Preferred Securities and have a stated maturity of 30 years. In addition, the Company contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. Offering costs of $2.9 million were paid by the Company. The Company contributed $21.2 million of the net proceeds as capital to BankAtlantic, used $12.2 million of the net proceeds to repurchase common stock and intends to use the remaining proceeds for general corporate purposes, including acquisitions by the Company or BankAtlantic. BankAtlantic used the $21.2 million of contributed capital to acquire SLW, a developer of the master planned community of St. Lucie West located in St. Lucie County, Florida. BBC Capital's sole asset is $77.1 million aggregate principal amount of the Junior Subordinated Debentures.

     Holders of the Trust Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

     On November 25, 1997, in a dual public offering, the Company issued 4,312,500 shares of Class A common stock and $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The net proceeds to the Company from the sale of Class A common stock were $43.4 million net of $107,000 expenses and $96.5 million from the issuance of the 5 5/8% Debentures net of $3.5 million of deferred offering costs. The 5 5/8% Debentures are convertible at an exercise price of $12.94 per share into an aggregate of 7,727,975 shares of Class A. The 5 5/8% Debentures are redeemable at any time on or after December 1, 2000 at the option of the Company, in whole or in part, at fixed redemption prices. The Company contributed the entire net proceeds of the dual offering to BankAtlantic where it will be utilized to support BankAtlantic's growth, both internal and via acquisitions, including those expected to result from the continuing consolidation of the Florida banking market.

     The Trust Preferred Securities and Indentures contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties and its corporate existence and delivery of annual certifications to the Trustee.

     BankAtlantic's primary sources of funds have been deposits, principal repayments of loans, securities available for sale and tax certificates, proceeds from the sale of loans, mortgage servicing rights, investment securities, proceeds from securities sold under agreements to repurchase, advances from FHLB, operations, other borrowings, and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit. In August 1994, the FHLB granted BankAtlantic a $300 million line of credit with a maximum term of ten years. In January 1997, the FHLB increased BankAtlantic's line of credit to $500 million. In November 1996, Merrill Lynch granted BankAtlantic a facility of up to $135.0 million for broker deposits. The facility will be exercised as an alternative source of borrowings, when and if needed. BankAtlantic has established $35.0 million lines of credit with five federally insured banking institutions to purchase Federal Funds. At December 31, 1997, there were $2.5 million of Federal funds balances outstanding.

     Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 4% to 5% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 22.57% under these regulations at December 31, 1997. See "Regulation and Supervision -- Savings Institution Regulations -- Liquidity Requirements of the OTS."

     Total commitments to originate and purchase loans, and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $336.4 million, $83.7 million and $69.7 million at December 31, 1997, 1996 and 1995, respectively. BankAtlantic funded its commitments out of loan repayments and, for a limited period of time, short-term borrowings. At December 31, 1997, loan commitments were approximately 8.80% of loans receivable, net.

     As more fully described under "Regulation and Supervision -- Savings Institution Regulations -- Capital Requirements," BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA.

DIVIDENDS

     The Company intends to pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the 9%, 6 3/4%, 5 5/8% Debentures and 9 1/2% Trust Preferred Securities are or will be dependent upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. See "Regulation and Supervision -- Restriction on Dividends and Other Capital Distributions."

     In August 1993, BankAtlantic declared and paid a quarterly cash dividend to its common stockholders and has paid a regular quarterly dividend since that time. Subject to the results of operations and regulatory capital requirements for BankAtlantic, the Company will seek to declare regular quarterly cash dividends on its common stock. The Company issued five for four common share stock splits effected in the form of 25% stock dividends in February 1998 and August 1997 payable in Class A common stock to all shareholders of both classes of common stock. Due to accounting and tax considerations, adjustments required as a result of stock dividends and relating to the purchase of Class B common stock previously granted under the Company's stock option plans were made in additional shares of Class B common stock.

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

YEAR 2000 CONSIDERATIONS

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The consequences of incomplete or untimely resolution of year 2000 issues represent an uncertainty that could affect future financial results. The year 2000 issue affects virtually all companies and organizations.

     The Company's year 2000 Action Plan (the "Action Plan") was presented to the Board of Directors on December 2, 1997. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems" and is scheduled for completion by December 31, 1998. The Year 2000 Coordinator is responsible for the Action Plan and the Board of Directors receives the year 2000 Executive Progress Report on a quarterly basis.

     Based on the upgrades to equipment and software that are required to fulfill the Company's business needs, rapidly developing technology, and a 3 year capital equipment and software replacement plan, the Company does not anticipate replacement of equipment or software specifically related to year 2000 issues. All major data processing functions, such as loans, deposits, general ledger and other system applications have been outsourced in recent years. Management has been informed by these providers that all applications will be year 2000 compliant and available for user testing no later than December 31, 1998. Accordingly, the Company does not expect to expend material amounts to third parties to remediate year 2000 problems. In addition, the Company is in the process of establishing a contingency plan for all major applications, which is anticipated to be completed by June 30, 1998. There is no assurance that the service providers will meet their obligations to the Company.

     Management is currently evaluating the impact year 2000 will have on its borrowers and suppliers and competitive nature of their business. There are no assurances that they will be able to survive or meet their obligations to the Company based on potential problems relating to year 2000.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
Independent Auditors' Report ...................................................   F-3

Consolidated Statements of Financial Condition as of December 31, 1997 and 1996    F-4

Consolidated Statements of Operations for each of the years in the
 three year period ended December 31, 1997 .....................................   F-5

Consolidated Statements of Stockholders' Equity for each of the years in the
 three year period ended December 31, 1997 .....................................   F-6

Consolidated Statements of Cash Flows for each of the years in the
 three year period ended December 31, 1997 .....................................   F-7

Notes to Consolidated Financial Statements .....................................   F-10

                     {THIS PAGE INTENTIONALLY LEFT BLANK}

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
BankAtlantic Bancorp, Inc.:

     We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

Fort Lauderdale, Florida
January 21, 1998, except Note 23,
which is dated February 26, 1998

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997            1996
                                                                 ------------   -------------
ASSETS
 Cash and due from depository institutions ...................   $   82,787      $  102,995
 Federal Funds sold ..........................................            0           6,148
 Investment securities, net - held to maturity, at cost which
   approximates market value .................................       55,213          54,511
 Loans receivable, net .......................................    2,072,825       1,824,856
 Securities available for sale (at market value) .............      607,490         439,345
 Trading securities (at market value) ........................        5,067               0
 Accrued interest receivable .................................       22,624          20,755
 Real estate held for development and sale, net ..............       18,638               0
 Real estate owned, net ......................................        7,528           4,918
 Office properties and equipment, net ........................       51,130          48,274
 Federal Home Loan Bank stock, at cost which approximates
   market value ..............................................       34,887          14,787
 Mortgage servicing rights ...................................       38,789          25,002
 Deferred tax asset, net .....................................        3,197           3,355
 Cost over fair value of net assets acquired .................       26,188          28,591
 Other assets ................................................       38,117          31,990
                                                                 ----------      ----------
   Total assets ..............................................   $3,064,480      $2,605,527
                                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits ....................................................   $1,763,733      $1,832,780
 Advances from FHLB ..........................................      697,707         295,700
 Federal Funds purchased .....................................        2,500               0
 Securities sold under agreements to repurchase ..............       58,716         190,588
 Subordinated debentures and note payable ....................      179,600          78,500
 Guaranteed preferred beneficial interests in Company's Junior
   Subordinated Debentures ...................................       74,750               0
 Advances by borrowers for taxes and insurance ...............       39,397          29,659
 Other liabilities ...........................................       40,906          30,596
                                                                 ----------      ----------
   Total liabilities .........................................    2,857,309       2,457,823
                                                                 ----------      ----------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
   authorized; none issued and outstanding ...................            0               0
 Class A common stock, $.01 par value, authorized
   80,000,000 shares; issued and outstanding
   21,509,159 and 18,128,782 shares ..........................          215              78
 Class B common stock, $.01 par value, authorized
   45,000,000 shares; issued and outstanding
   10,690,231 and 10,542,116 shares ..........................          107             105
Additional paid-in capital ...................................       98,475          64,171
Retained earnings ............................................      107,650          82,602
                                                                 ----------      ----------
 Total stockholders' equity before net unrealized appreciation on debt securities available for sale - net of deferred
   income taxes ..............................................      206,447         146,956
 Net unrealized appreciation on debt securities available
   for sale - net of deferred income taxes ...................          724             748
                                                                 ----------      ----------
   Total stockholders' equity ................................      207,171         147,704
                                                                 ----------      ----------
   Total liabilities and stockholders' equity ................   $3,064,480      $2,605,527
                                                                 ==========      ==========

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                         1997        1996       1995
                                                                                     ----------- ----------- ----------
INTEREST INCOME:
 Interest and fees on loans ........................................................  $171,212    $107,922    $ 72,841
 Interest on banker's acceptances ..................................................       473          22           0
 Interest on mortgage-backed securities held to maturity ...........................         0           0      37,855
 Interest on securities available for sale .........................................    31,177      38,159       7,207
 Interest and dividends on investment and trading securities .......................     7,692       6,528      12,174
                                                                                      --------    --------    --------
   Total interest income ...........................................................   210,554     152,631     130,077
                                                                                      --------    --------    --------
INTEREST EXPENSE:
 Interest on deposits ..............................................................    68,281      55,028      46,646
 Interest on advances from FHLB ....................................................    27,345       9,221       7,449
 Interest on securities sold under agreements to repurchase and
   federal funds purchased .........................................................     8,023       8,764      10,815
 Interest on subordinated debentures, note payable and guaranteed beneficial
   interests in Company's Junior Subordinated Debentures ...........................    11,542       4,018         776
                                                                                      --------    --------    --------
   Total interest expense ..........................................................   115,191      77,031      65,686
                                                                                      --------    --------    --------
 Net interest income ...............................................................    95,363      75,600      64,391
 Provision for loan losses .........................................................    11,268       5,844       4,182
                                                                                      --------    --------    --------
 Net interest income after provision for loan losses ...............................    84,095      69,756      60,209
                                                                                      --------    --------    --------
NON-INTEREST INCOME:
 Loan servicing and other loan fees ................................................     4,640       4,216       3,524
 Gains on sales of loans available for sale ........................................     6,802         534         395
 Unrealized and realized gains on trading securities ...............................     2,463           0         589
 Gains on sales of mortgage servicing rights .......................................     7,905       4,182       2,744
 Gains on sales of securities available for sale ...................................     2,367       5,959           0
 Gains on sales of property and equipment, net .....................................       852       3,061          18
 Transaction fees ..................................................................     9,302       8,600       6,963
 ATM fees ..........................................................................     5,329       3,944       2,033
 Other .............................................................................     3,699       3,241       3,122
                                                                                      --------    --------    --------
   Total non-interest income .......................................................    43,359      33,737      19,388
                                                                                      --------    --------    --------
NON-INTEREST EXPENSE:
 Employee compensation and benefits ................................................    40,236      33,216      25,403
 Occupancy and equipment ...........................................................    18,666      13,615      10,831
 SAIF special assessment ...........................................................         0       7,160           0
 Federal insurance premium .........................................................     1,084       2,495       2,750
 Advertising and promotion .........................................................     2,196       2,079       2,144
 Foreclosed asset activity, net ....................................................       118        (725)     (3,178)
 Amortization of cost over fair value of net assets acquired .......................     2,508       1,545       1,122
 Other .............................................................................    17,124      12,856      12,088
                                                                                      --------    --------    --------
   Total non-interest expense ......................................................    81,932      72,241      51,160
                                                                                      --------    --------    --------
Income before income taxes .........................................................    45,522      31,252      28,437
Provision for income taxes .........................................................    17,753      12,241      10,018
                                                                                      --------    --------    --------
Net income .........................................................................    27,769      19,011      18,419
                                                                                      --------    --------    --------
Dividends on non-cumulative preferred stock ........................................         0           0         677
Amount classified as dividends on non-cumulative preferred stock redemption (A).....         0           0       1,353
                                                                                      --------    --------    --------
   Total dividends on non-cumulative preferred stock ...............................         0           0       2,030
                                                                                      --------    --------    --------
Net income available for common shares .............................................  $ 27,769    $ 19,011    $ 16,389
                                                                                      ========    ========    ========
BASIC EARNINGS PER SHARE CLASS A COMMON STOCK ......................................  $   0.98    $   0.64    $    N/A
                                                                                      ========    ========    ========
BASIC EARNINGS PER SHARE CLASS B COMMON STOCK ......................................  $   0.94    $   0.72    $   0.64
                                                                                      ========    ========    ========
DILUTED EARNINGS PER SHARE CLASS A COMMON STOCK ....................................  $   0.78    $   0.58         N/A
                                                                                      ========    ========    ========
DILUTED EARNINGS PER SHARE CLASS B COMMON STOCK ....................................  $   0.77    $   0.66    $   0.62
                                                                                      ========    ========    ========

----------------
(A) The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The impact of the October 1995 preferred stock redemption for the year ended December 31, 1995 was a reduction of $0.05 for basic and diluted earnings per share.

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1997
                                (IN THOUSANDS)

                                                            ADDITIONAL
                                                              PAID-IN
                                                              CAPITAL
                                                PREFERRED    PREFERRED   COMMON
                                                  STOCK        STOCK      STOCK
                                               ----------- ------------ --------
BALANCE, DECEMBER 31, 1994 ...................    $   3     $   7,027     $ 65
 Net income ..................................        0             0        0
 5 for 4 stock split June 1995 ...............        0             0       16
 5 for 4 stock split January 1996 ............        0             0       21
 Dividends on preferred stock ................        0             0        0
 Redemption of preferred stock ...............       (3)       (7,027)       0
 Dividends on common stock ...................        0             0        0
 Exercise of 1984 Class B common
   stock options .............................        0             0        2
 Tax effect relating to the exercise of
   stock options .............................        0             0        0
 Exercise of stock warrants ..................        0             0        2
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................        0             0        0
                                                  -----     ---------     ----
BALANCE, DECEMBER 31, 1995 ...................        0             0      106
 Net income ..................................        0             0        0
 Proceeds from issuance of Class A
   common stock, net .........................        0             0       12
 Dividends on Class A common stock ...........        0             0        0
 Dividends on Class B common stock ...........        0             0        0
 Exercise of 1984 Class B common
   stock options .............................        0             0        0
 Tax effect relating to the exercise of
   stock options .............................        0             0        0
 Purchase and retirement of Class A
   common stock ..............................        0             0       (1)
 Purchase and retirement of Class B
   common stock ..............................        0             0       (1)
 5 for 4 stock split July 1996 ...............        0             0       30
 5 for 4 stock split February 1997 ...........        0             0       37
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................        0             0        0
                                                  -----     ---------     ----
BALANCE, DECEMBER 31, 1996 ...................        0             0      183
 Net income ..................................        0             0        0
 Proceeds from issuance of Class A
   common stock, net .........................        0             0       35
 Issuance of Class A common stock upon
   conversion of subordinated debentures .....        0             0        0
 Dividends on Class A common stock ...........        0             0        0
 Dividends on Class B common stock ...........        0             0        0
 Exercise of Class A common stock options.....        0             0        0
 Exercise of Class B common stock options.....        0             0        3
 Tax effect relating to the exercise of
   stock options .............................        0             0        0
 Purchase and retirement of Class A
   common stock ..............................        0             0       (3)
 Purchase and retirement of Class B
   common stock ..............................        0             0       (8)
 5 for 4 stock split July 1997 ...............        0             0       48
 5 for 4 stock split February 1998 ...........        0             0       64
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................        0             0        0
                                                  -----     ---------     ----
BALANCE, DECEMBER 31, 1997 ...................    $   0     $       0     $322
                                                  =====     =========     ====

                                                                               NET
                                                                           UNREALIZED
                                                                          APPRECIATION
                                                ADDITIONAL                ON SECURITIES
                                                  PAID-IN     RETAINED      AVAILABLE
                                                  CAPITAL     EARNINGS      FOR SALE       TOTAL
                                               ------------ ------------ -------------- -----------
BALANCE, DECEMBER 31, 1994 ...................   $ 47,027    $ 51,205      $     193     $105,520
 Net income ..................................          0      18,419              0       18,419
 5 for 4 stock split June 1995 ...............          0         (16)             0            0
 5 for 4 stock split January 1996 ............          0         (21)             0            0
 Dividends on preferred stock ................          0        (677)             0         (677)
 Redemption of preferred stock ...............          0      (1,353)             0       (8,383)
 Dividends on common stock ...................          0      (1,740)             0       (1,740)
 Exercise of 1984 Class B common
   stock options .............................        706           0              0          708
 Tax effect relating to the exercise of
   stock options .............................        173           0              0          173
 Exercise of stock warrants ..................        999           0              0        1,001
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................          0           0          5,540        5,540
                                                 --------    --------      ---------     --------
BALANCE, DECEMBER 31, 1995 ...................     48,905      65,817          5,733      120,561
 Net income ..................................          0      19,011              0       19,011
 Proceeds from issuance of Class A
   common stock, net .........................     17,992           0              0       18,004
 Dividends on Class A common stock ...........          0        (460)             0         (460)
 Dividends on Class B common stock ...........          0      (1,699)             0       (1,699)
 Exercise of 1984 Class B common
   stock options .............................        413           0              0          413
 Tax effect relating to the exercise of
   stock options .............................        118           0              0          118
 Purchase and retirement of Class A
   common stock ..............................     (1,856)          0              0       (1,857)
 Purchase and retirement of Class B
   common stock ..............................     (1,401)          0              0       (1,402)
 5 for 4 stock split July 1996 ...............          0         (30)             0            0
 5 for 4 stock split February 1997 ...........          0         (37)             0            0
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................          0           0         (4,985)      (4,985)
                                                 --------    --------      ---------     --------
BALANCE, DECEMBER 31, 1996 ...................     64,171      82,602            748      147,704
 Net income ..................................          0      27,769              0       27,769
 Proceeds from issuance of Class A
   common stock, net .........................     43,339           0              0       43,374
 Issuance of Class A common stock upon
   conversion of subordinated debentures .....        375           0              0          375
 Dividends on Class A common stock ...........          0      (1,365)             0       (1,365)
 Dividends on Class B common stock ...........          0      (1,244)             0       (1,244)
 Exercise of Class A common stock options.....         97           0              0           97
 Exercise of Class B common stock options.....      1,757           0              0        1,760
 Tax effect relating to the exercise of
   stock options .............................        913           0              0          913
 Purchase and retirement of Class A
   common stock ..............................     (3,340)          0              0       (3,343)
 Purchase and retirement of Class B
   common stock ..............................     (8,837)          0              0       (8,845)
 5 for 4 stock split July 1997 ...............          0         (48)             0            0
 5 for 4 stock split February 1998 ...........          0         (64)             0            0
 Net change in unrealized appreciation on
   securities available for sale - net of
   deferred income taxes .....................          0           0            (24)         (24)
                                                 --------    --------      ---------     --------
BALANCE, DECEMBER 31, 1997 ...................   $ 98,475    $107,650      $     724     $207,171
                                                 ========    ========      =========     ========

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          1997           1996           1995
                                                                      ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net Income .......................................................    $  27,769      $  19,011      $  18,419
  ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
   Provision for loan losses ......................................       11,268          5,844          4,182
   Reversal of losses on real estate owned ........................          (56)          (197)        (1,187)
   Gain on sales of real estate held for development
     and sale .....................................................         (727)             0              0
   Depreciation ...................................................        4,786          3,835          3,203
   Amortization of mortgage servicing rights ......................        8,210          6,849          4,362
   Provision for deferred income taxes ............................          173          1,495          1,551
   Net amortization (accretion) of securities .....................         (826)          (257)           780
   Gains on sales of real estate owned ............................         (354)          (575)        (2,032)
   Net accretion of deferred loan origination fees
     and costs ....................................................       (1,170)        (1,154)        (1,095)
   Proceeds from sales of loans available for sale ................      280,703         59,942         34,548
   Fundings of loans available for sale ...........................      (79,832)       (57,097)       (41,326)
   Gains on sales of loans available for sale .....................       (6,802)          (534)          (395)
   Gains on sales of office properties and equipment ..............         (852)        (3,061)           (18)
   Purchase of trading securities, net ............................       (6,243)             0              0
   Proceeds from sales of trading securities ......................        3,640              0          9,524
   Unrealized and realized gains on trading securities ............       (2,463)             0           (589)
   Gains on sales of securities available for sale ................       (2,367)        (5,959)             0
   Gains on sales of mortgage servicing rights ....................       (7,905)        (4,182)        (2,744)
   Income (loss) from joint venture operations ....................           12              0             (6)
   Decrease (increase) in accrued interest receivable .............       (1,869)        (2,021)         1,593
   Amortization of dealer reserve .................................        8,035          4,159          2,071
   Amortization of cost over fair value of net
     assets acquired ..............................................        2,508          1,545          1,122
   Net accretion of other purchase accounting adjustments .........         (417)          (329)          (612)
   Amortization of subordinated debentures and note payable
     deferred costs ...............................................          445            222             98
   Decrease in other assets .......................................        1,977            804          4,574
   Increase in other liabilities ..................................        8,859            740            651
   Write down of office properties and equipment ..................            0            263            120
   Reversal of allowance for tax certificate losses ...............          (98)          (184)          (145)
                                                                       ---------      ---------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....................      246,404         29,159         36,649
                                                                       ---------      ---------      ---------

                                  (CONTINUED)

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                                (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                 1997           1996           1995
                                                                             ------------   ------------   ------------
INVESTING ACTIVITIES:
 Purchase of investment securities .......................................       (47,822)       (56,884)       (70,872)
 Proceeds from redemption and maturity of investment securities                   47,218         52,413        140,837
 Purchase of securities available for sale ...............................      (664,993)      (231,765)             0
 Principal collected on securities available for sale ....................       141,775         43,236         11,989
 Proceeds from sales of securities available for sale ....................       357,863        374,413            852
 Residential loans purchased .............................................      (524,498)      (465,942)        (9,930)
 Principal reduction on loans ............................................       947,281        548,536        444,867
 Loan fundings for portfolio .............................................      (720,620)      (692,546)      (597,274)
 Banker's acceptances funded .............................................      (159,709)           (86)             0
 Proceeds from maturity of banker's acceptances ..........................           287            108              0
 Mortgage-backed securities purchased held to maturity ...................             0              0        (75,262)
 Principal collected on mortgage-backed securities held to
   maturity ..............................................................             0        131,361        110,084
 Proceeds from sales of real estate owned ................................         2,876          4,938          5,373
 Additions to dealer reserve .............................................        (9,409)        (4,203)        (3,684)
 Additions to office properties and equipment ............................        (7,934)       (10,326)        (5,535)
 Proceeds from sales of properties and equipment .........................         1,144          2,666             18
 Proceeds received from joint ventures ...................................             0              0          1,239
 Investment in joint ventures ............................................        (1,325)             0              0
 Purchases of FHLB stock net of redemptions ..............................       (20,100)        (1,923)        (1,249)
 Proceeds from maturities of interest bearing deposits with banks                      0         19,795              0
 Proceeds from sales of mortgage servicing rights ........................        35,550         15,586          8,340
 Mortgage servicing rights purchased .....................................       (45,840)       (27,681)       (10,112)
 Proceeds for sales of real estate held for development and sale .........         2,133              0              0
 Additional investment in real estate held for development
   and sale ..............................................................          (623)             0              0
 Acquisitions, net of cash acquired ......................................       (17,917)       (38,311)       (14,914)
                                                                                --------       --------       --------
    NET CASH USED BY INVESTING ACTIVITIES ................................      (684,663)      (336,615)       (65,233)
                                                                                --------       --------       --------
FINANCING ACTIVITIES:
 Net increase (decrease) in deposits .....................................      (122,938)        15,905         51,093
 Interest credited to deposits ...........................................        53,754         47,433         43,447
 Proceeds from FHLB advances .............................................       763,006        577,643        641,785
 Repayments of FHLB advances .............................................      (360,999)      (488,755)      (602,050)
 Net increase (decrease) in federal funds purchased ......................         2,500         (1,200)         1,200
 Proceeds from notes payable .............................................           563              0          4,000
 Repayment of notes payable ..............................................          (903)            (1)        (3,999)
 Net increase (decrease) in securities sold under agreements
   to repurchase .........................................................      (131,872)       122,329       (104,207)
 Proceeds from the issuance of subordinated debentures ...................       100,000         57,500         21,000
 Deferred costs on the issuance of subordinated debentures ...............        (3,488)        (2,356)        (1,052)
 Preferred stock redemption ..............................................             0              0         (8,383)
 Proceeds from issuance of guaranteed preferred interests in the
   Company's Junior Subordinated Debentures ..............................        74,750              0              0
 Deferred offering costs from issuance of guaranteed preferred
   interests in the Company's Junior Subordinated Debentures .............        (2,908)             0              0
 Payment to acquire and retire common stock ..............................       (12,188)        (3,259)             0
 Issuance of common stock, net ...........................................        43,374         18,004              0
 Issuance of common stock upon exercise of stock options .................         1,857            413          1,709
 Receipts (payments) of advances by borrowers for taxes and
   insurance, net ........................................................         9,738          5,235            277
 Preferred stock dividends paid ..........................................             0              0           (677)
 Common stock dividends paid .............................................        (2,343)        (2,159)        (1,672)
                                                                                --------       --------       --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ............................       411,903        346,732         42,471
                                                                                --------       --------       --------
Increase (decrease ) in cash and cash equivalents ........................       (26,356)        39,276         13,887
Cash and cash equivalents at the beginning of period .....................       109,143         69,867         55,980
                                                                                --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................    $   82,787     $  109,143     $   69,867
                                                                              ==========     ==========     ==========

                                  (CONTINUED)

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                                (IN THOUSANDS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                  1997         1996         1995
                                                                              -----------   ----------   ----------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
 Interest paid ............................................................    $112,161      $ 71,656     $ 65,708
 Income taxes paid ........................................................      15,060         8,600        9,320
 Income taxes refunded ....................................................           0             0           88
 Loans transferred to real estate owned ...................................       5,076         1,788        1,029
 Residential loans held to maturity transferred to available for sale .....     321,360             0            0
 Loans charged-off ........................................................      11,330         7,718        5,433
 Real estate owned charged-off ............................................         244           803          213
 Tax certificates charged-off (recoveries), net ...........................         419            (2)       1,192
 Book value of securities transferred to available for sale ...............           0             0      638,818
 Issuance of Class A common stock upon conversion of
   subordinated debentures ................................................         375             0            0
 Increase in equity for the tax effect related to the exercise of
   stock options ..........................................................         913           118          173
 Class A common stock cash dividends declared and paid in
   subsequent period ......................................................         496           168            0
 Class B common stock cash dividends declared and paid in
   subsequent period ......................................................         321           384          467
 Net change in unrealized appreciation (depreciation) on securities
   available for sale .....................................................         (39)       (8,115)       9,019
 Change in deferred taxes on net unrealized (depreciation)
   appreciation on securities available for sale ..........................         (15)       (3,130)       3,479
 Change in stockholders' equity from net unrealized (depreciation)
   appreciation on securities available for sale, less related deferred
   income taxes ...........................................................         (24)       (4,985)       5,540
 Proceeds receivable from sales of mortgage servicing rights ..............       7,388         9,522            0
 Originated mortgage servicing rights .....................................       1,668           311            0
 Proceeds receivable from sales of properties leased to others ............           0         5,401            0
 Transfer from securities available for sale to trading securities ........       6,230             0            0

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of BankAtlantic, its wholly owned subsidiary and its primary activities currently relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities, including investments in financial service companies. BankAtlantic's subsidiaries historically have primarily been utilized to dispose of real estate acquired through foreclosure. The Company's recent activities during 1997 include the formation of BBC Capital Trust I, a wholly owned subsidiary , acquisition of St. Lucie West Holding Corp. ("SLWHC") (See
Note 21) and the ownership of 50% of the voting common stock of Florida Atlantic Securities Inc., ("FASI") a full-service investment banking and securities brokerage firm. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1997 BFC Financial Corporation ("BFC") owned 46% of the Company's voting common stock and 36% of the Company's total common stock.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, real estate held for development and sale, and the evaluation of the value of mortgage servicing rights. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties when it is deemed prudent.

     Certain amounts for prior years have been reclassified to conform with statement presentations for 1997.

     CASH EQUIVALENTS -- Cash and due from depository institutions include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

     INVESTMENTS AND MORTGAGE-BACKED SECURITIES -- Investments in securities which BankAtlantic has a positive intent and ability to hold to maturity are classified as securities held to maturity and are carried at cost, adjusted for discounts and premiums which are accreted or amortized to estimated maturity under the interest method. A security cannot be classified as held to maturity if it might be sold in response to changes in market interest rates, related changes in the security's prepayment risk, liquidity needs, changes in the availability of and the yield on alternative investments, and changes in funding sources and terms.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Losses relating to permanent impairment of securities are reflected in the statement of operations.

     On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued Special Report No. 155-B, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (the "Special Report"). Pursuant to the Special Report, BankAtlantic was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. BankAtlantic undertook such a reassessment and, effective December 15, 1995, all mortgage-backed and investment securities, excluding tax certificates then classified as held-to-maturity were reclassified as available for sale.

     TAX CERTIFICATES -- Tax certificates are carried at cost. All tax certificates are classified as held to maturity because management has the positive intent and ability to hold such certificates to maturity. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 48 months delinquent and a deed has aged 48 months from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

     Allowance for tax certificate losses represents the amount which management believes is sufficient to provide for future losses that are probable and subject to reasonable estimation. . In establishing its allowance for tax certificates, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values.

     CONSTRUCTION AND DEVELOPMENT LENDING -- BankAtlantic's construction and development lending generally requires an equity investment in the form of contributed assets or direct cash investment from the borrower. Other than advances to joint ventures, BankAtlantic has no loans which provide for a participation in profits at December 31, 1997, 1996 and 1995. Accordingly, construction and development lending arrangements have been classified and accounted for as loans.

     NON-ACCRUAL LOANS, IMPAIRED LOANS AND REAL ESTATE OWNED -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status at the earlier of management becoming aware that the borrower has entered bankruptcy proceedings and the loan is delinquent or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. A nonaccrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms. Management considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankAtlantic will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans collectively reviewed by BankAtlantic for impairment include residential and consumer loans and performing commercial real estate and business loans under $500,000, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral property. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

     ALLOWANCE FOR LOAN LOSSES -- BankAtlantic follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "ACCOUNTING FOR CONTINGENCIES" ("Statement 5"). The following is a description of how each portion of the allowance for loan losses is determined.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     BankAtlantic segregates the loan portfolio for loan loss purposes into broad segments, such as: commercial real estate; residential real estate; commercial business; and various types of consumer loans. BankAtlantic provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is increased or decreased in order to adjust the allowance for loan losses to the required level as determined above.

     A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. BankAtlantic measures impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loans, or (c) the fair value of the collateral of a collateral-dependent loan. BankAtlantic selects the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. Specific allowances are provided, as noted above, in the event the impairment calculation is in excess of the general allowance allocation. In a troubled debt restructuring, BankAtlantic measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

     Although BankAtlantic believes it has a sound basis for estimating the adequacy of the allowance for loan losses, actual charge-offs incurred in the future are highly dependent upon future events, including the economic of the areas in which BankAtlantic lends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     LOANS AVAILABLE FOR SALE -- Residential first mortgage loans available for sale are reported at the lower of cost or estimated aggregate fair value. Loan origination fees and related direct loan origination costs for these loans are deferred until the related loan is sold.

     LOAN ORIGINATION AND COMMITMENT FEES, PREMIUMS AND DISCOUNTS ON LOANS AND MORTGAGE BANKING ACTIVITIES -- Origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the loan life using the level yield method. Amortization of deferred fees is discontinued when the related loan is placed on non-accrual status. Commitment fees related to expired commitments are recognized as income when the commitment expires.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Unearned discounts on installment, second mortgage and home improvement loans are amortized to income using the level yield method over the terms of the related loans. Unearned discounts on purchased loans are amortized to income using the level yield method over the estimated life of the loans.

     LOAN SERVICING FEES --BankAtlantic services mortgage loans for its own account and for investors. Mortgage loans serviced for investors are not included in the accompanying consolidated statements of financial condition. Loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are recognized as income when related loan payments from mortgagors are collected. Loan servicing costs are charged to expense as incurred. BankAtlantic recognizes as an asset the right to service mortgage loans whether such servicing rights are purchased or originated. Originated servicing rights are measured at the date of sale based on the relative fair value of the servicing rights and related loans. Mortgage servicing rights ("MSR") are stated at the lower of amortized cost or fair value. The amortization of MSR are on an individual loan basis. Both purchased and originated MSR are amortized to expense using the level yield method over the estimated life of the loan and continually adjusted for prepayments. For the purpose of evaluating and measuring impairment of MSR, and determining the amount of any valuation allowance, BankAtlantic stratifies those rights based on the predominant risk characteristics of the underlying loans. Those characteristics include loan type, note rate and term. Adjustments to the valuation allowance are reflected in operations.

     DEALER RESERVES, NET -- The dealer reserve receivable represents the portion of interest rates passed through to dealers on indirect consumer loans. BankAtlantic funds 100% of the dealer reserves at the inception of the loan. Dealer reserves are amortized over the contractual life of the related loans, adjusted for actual prepayments and losses, using the interest method and classified as an adjustment to interest income except for the Subject Portfolio discussed further in Note 17 herein. Dealer reserves are stated net of accumulated amortization, allowances, and any unfunded amounts due to the dealer.

     REAL ESTATE HELD FOR DEVELOPMENT AND SALE -- Real estate held for development and sale includes land held for development and land held for sale. Costs clearly associated with the development of a specific parcel are capitalized as a cost of that parcel. Land and indirect land development costs are allocated to the various parcels based upon the relative sales value method. Real estate held for sale is stated at the lower of carrying amount or fair value less cost to sell. Real estate held for development is evaluated for impairment based upon the undiscounted future cash flows of the property compared to the carrying value of the property. If the undiscounted future cash flows are lower than the carrying value of the property, a valuation allowance is established for the difference between the carrying amount of the parcel and the fair value of the parcel, less cost to sell. The fair value of real estate is evaluated based on existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect estimated fair value.

     REAL ESTATE OWNED ("REO") -- REO is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. Costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Profit or loss on real estate sold includes both REO and real estate held for development and sale and is recognized in accordance with Statement of Financial Accounting Standard No. 66, "ACCOUNTING FOR SALES OF REAL ESTATE". Any estimated loss is recognized in the period in which it becomes apparent.

     IMPAIRMENT -- Long-lived assets, assets to be disposed of, and certain identifiable intangibles to be held and used by an entity are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that an entity expects to hold and use is based on the fair value of the asset.

     OFFICE PROPERTIES AND EQUIPMENT -- Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 50 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

     Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

     COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS -- Cost over fair value of assets acquired is being amortized on a straight-line basis over its estimated useful life of 10-15 years. A non-competition agreement is being amortized on a straight-line basis over its useful life of approximately three years. Cost over fair value of net assets acquired and other intangible assets is evaluated by management for impairment on an annual basis based upon undiscounted cash flows of the related net assets acquired.

     INCOME TAXES -- The Company and its subsidiaries file consolidated federal and state income tax returns. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be utilized.

     PREFERRED STOCK -- All three Series of preferred stock originally issued by BankAtlantic had a preference value of $25.00 per share and the shares issued were redeemable by BankAtlantic at $25.00 per share. In October 1995, all preferred stock was redeemed. For purposes of calculating income per common share, the excess of the redemption price above the recorded amount was considered a preferred stock dividend.

     STOCK SPLIT -- On January 15, 1998, the Company's Board of Directors approved a five for four common stock split effected in the form of a 25% common stock dividend, payable in Class A common

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

stock to both Class A and Class B common shareholders of record at the close of business on February 4, 1998. The common stock dividend was issued on February 18, 1998. When appropriate, amounts throughout the report have been adjusted to reflect the stock dividend.

     DERIVATIVE INSTRUMENTS -- The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS" other than fixed rate loan commitments which were $83.9 million at December 31, 1997, which the Company believes are at market value.

     EARNINGS PER COMMON SHARE -- In February 1997 the FASB issued Statement of Financial Accounting Standards No. 128 ("FAS 128") EARNINGS PER SHARE ("EPS"). This statement is effective for periods ending after December 15, 1997 and requires the restatement of all prior periods. FAS 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The statement also requires the two-class method for companies with capital structures which includes a class of common stock with different dividends rates from another class of common stock. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and each class of common stock's rights to undistributed earnings. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, convertible securities or warrants to issue common shares were exercised. In calculating diluted income per share interest expense net of taxes on convertible securities is added back to net income, with the resulting amount divided by the weighted average number of dilutive common shares outstanding, when dilutive. Common stock options, warrants and convertible securities, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options and warrants are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

     STOCK BASED COMPENSATION PLANS -- The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to account for its employee stock-based compensation plans under APB No. 25.

     NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997 the FASB issued Statements No. 130 ("FAS 130") "REPORTING COMPREHENSIVE INCOME" and No. 131 ("FAS 131") "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". FAS 130 establishes standards for reporting comprehensive income in financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available for sale, underfunded pension obligations and employee stock options. FAS 131 establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial statements issued to shareholders. FAS 130 and FAS 131 are effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 and FAS 131 will require additional disclosures in the 1998 financial statements but will not have an impact on the Company's Statement of Financial Condition or Statement of Operations.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

2. EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations.

                                                         DECEMBER 31,
                                                             1997
                                           -----------------------------------------
                                               CLASS A         CLASS B       TOTAL
                                           --------------- --------------- ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)
BASIC NUMERATOR
Actual dividends declared ................  $       1,365   $       1,244   $ 2,609
Basic allocated undistributed
 earnings (2) ............................         16,371           8,789    25,160
                                            -------------   -------------   -------
Allocated net income available for
 common shareholders .....................  $      17,736   $      10,033   $27,769
                                            =============   =============   =======
BASIC DENOMINATOR
Weighted average shares outstanding.......     18,029,784      10,649,135
                                            =============   =============
Allocation percentage (2) ................          65.06%          34.94%
                                            =============   =============
Basic earnings per share .................  $        0.98   $        0.94
                                            =============   =============
DILUTED NUMERATOR
Actual dividends declared ................  $       1,365   $       1,244   $ 2,609
                                            -------------   -------------   -------
Basic allocated undistributed
 earnings (2) ............................         16,371           8,789    25,160
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage ..............................          1,815          (1,815)        0
                                            -------------   -------------   -------
Diluted allocated undistributed
 earnings ................................         18,186           6,974    25,160
Interest expense on convertible debt .....          2,091             802     2,893
                                            -------------   -------------   -------
Allocated dilutive net income
 available to common shareholders ........  $      21,642   $       9,020   $30,662
                                            =============   =============   =======
DILUTED DENOMINATOR
Basic weighted average shares
 outstanding .............................     18,029,784      10,649,135
Convertible debentures (3) ...............      9,513,000               0
Options (4) ..............................        350,750       1,105,287
Warrants (4) .............................              0          10,963
                                            -------------   -------------
Diluted weighted average
 shares outstanding ......................     27,893,534      11,765,385
                                            =============   =============
Allocation percentage (2) ................          72.28%          27.72%
                                            =============   =============
Diluted earnings per share ...............  $        0.78   $        0.77
                                            =============   =============

                                                         DECEMBER 31,                 DECEMBER 31,
                                                             1996                         1995
                                           ----------------------------------------- --------------
                                               CLASS A         CLASS B       TOTAL      TOTAL (1)
                                           --------------- --------------- --------- --------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)
BASIC NUMERATOR
Actual dividends declared ................  $         460   $       1,699   $ 2,159   $      1,740
Basic allocated undistributed
 earnings (2) ............................         10,897           5,955    16,852         14,649
                                            -------------   -------------   -------   ------------
Allocated net income available for
 common shareholders .....................  $      11,357   $       7,654   $19,011   $     16,389
                                            =============   =============   =======   ============
BASIC DENOMINATOR
Weighted average shares outstanding.......     17,616,000      10,589,000               25,411,604
                                            =============   =============             ============
Allocation percentage (2) ................          64.66%          35.34%                 N/A
                                            =============   =============             ============
Basic earnings per share .................  $        0.64   $        0.72             $       0.64
                                            =============   =============             ============
DILUTED NUMERATOR
Actual dividends declared ................  $         460   $       1,699   $ 2,159   $      1,740
                                            -------------   -------------   -------   ------------
Basic allocated undistributed
 earnings (2) ............................         10,897           5,955    16,852         14,649
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage ..............................            467            (467)        0              0
                                            -------------   -------------   -------   ------------
Diluted allocated undistributed
 earnings ................................         11,364           5,488    16,852         14,649
Interest expense on convertible debt .....            984             471     1,455              0
                                            -------------   -------------   -------   ------------
Allocated dilutive net income
 available to common shareholders ........  $      12,808   $       7,658   $20,466   $     16,389
                                            =============   =============   =======   ============
DILUTED DENOMINATOR
Basic weighted average shares
 outstanding .............................     17,616,000      10,589,000               25,411,604
Convertible debentures (3) ...............      4,352,058               0                        0
Options (4) ..............................              0         976,537                  886,126
Warrants (4) .............................              0          10,963                  144,172
                                            -------------   -------------             ------------
Diluted weighted average
 shares outstanding ......................     21,968,058      11,576,500               26,441,902
                                            =============   =============             ============
Allocation percentage (2) ................          67.61%          32.39%                     N/A
                                            =============   =============             ============
Diluted earnings per share ...............  $        0.58   $        0.66             $       0.62
                                            =============   =============             ============

----------------
(1) Prior to 1996 there were no Class A common shares outstanding. All shares outstanding in 1995 were what are now identified as Class B common shares.
(2) The Company calculates earnings per share on Class A and Class B common shares under the "two class method". Under the "two class method", net income available to common shareholders is allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. Since Class A common shareholders are entitled to receive cash dividends equal to at least 110% of any cash dividend declared and paid on Class B common shares, undistributed earnings are allocated to Class A and Class B shares on a 110 to 100 basis, respectively, based upon the ratio of the weighted average number of shares for each class outstanding during the period to total shares (allocation percentage). Because the allocation percentage for each class differs for basic and diluted EPS purposes, allocated undistributed earnings differs for such calculations. Outstanding shares during the period are retroactively restated for stock splits declared in subsequent periods. The impact of retroactively restating Class A common stock outstanding during each period for Class A common stock issued to Class B common shareholders in stock splits is to change the allocation percentage for undistributed earnings that was originally utilized in the calculation of EPS in prior periods such that the ratio of Class A EPS declines in relation to Class B EPS for such restated periods.
(3) For purposes of computing diluted earnings per share, convertible debentures are assumed to be converted into common shares at the beginning of the period or from the point at which such debentures were outstanding.
(4) The number of options and warrants considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to such instruments outstanding as of December 31.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

3. SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

     Effective December 15, 1995 all mortgage-backed and investment securities, excluding tax certificates then classified as held-to-maturity were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $638.8 million and an estimated fair value of $644.1 million resulting in a net increase to stockholders' equity for the net unrealized appreciation of $3.3 million after deducting applicable income taxes of $1.2 million.

     The following summarizes securities available-for-sale and held-to-maturity (in thousands):

                                                             AVAILABLE FOR SALE
                                            -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
DECEMBER 31, 1997                               COST     APPRECIATION   DEPRECIATION   FAIR VALUE
-----------------                           ----------- -------------- -------------- -----------
   MORTGAGE-BACKED SECURITIES (1):
    FNMA mortgage backed securities .......  $206,980       $  839         $   81      $207,738
    FHLMC mortgage backed securities ......   367,787          797            205       368,379
                                             --------       ------         ------      --------
     Total mortgage-backed securities .....   574,767        1,636            286       576,117
                                             --------       ------         ------      --------
   INVESTMENT SECURITIES:
    FHLB Bonds ............................    10,000            4              0        10,004
    Asset-backed securities ...............     3,194            0             18         3,176
    U.S. Treasury Notes ...................     9,959           91              0        10,050
    Corporate Bonds .......................     2,360            0            290         2,070
    Equity securities .....................     5,122          456            415         5,163
    Other .................................       910            0              0           910
                                             --------       ------         ------      --------
     Total investment securities ..........    31,545          551            723        31,373
                                             --------       ------         ------      --------
      Total ...............................  $606,312       $2,187         $1,009      $607,490
                                             ========       ======         ======      ========

                                                             AVAILABLE FOR SALE
                                            -----------------------------------------------------
                                                             GROSS          GROSS
                                             AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
DECEMBER 31, 1996                               COST     APPRECIATION   DEPRECIATION   FAIR VALUE
-----------------                           ----------- -------------- -------------- -----------
   MORTGAGE-BACKED SECURITIES (2):
    FNMA mortgage backed securities .......  $ 95,180       $  822         $  172      $ 95,830
    FHLMC mortgage backed securities ......   191,462          443            708       191,197
    FNMA real estate mortgage
      investment conduits .................     5,201          352              2         5,551
    FHLMC real estate mortgage
      investment conduits .................     2,046          139             23         2,162
                                             --------       ------         ------      --------
     Total mortgage-backed securities .....   293,889        1,756            905       294,740
                                             --------       ------         ------      --------
   INVESTMENT SECURITIES:
    FHLB Bonds ............................    15,406          150             34        15,522
    FHLMC Bond ............................     1,843          102              0         1,945
    FNMA Bond .............................     6,762           57              0         6,819
    Asset-backed securities ...............    28,943           89             65        28,967
    U.S. Treasury Notes ...................    91,284           83             15        91,352
                                             --------       ------         ------      --------
     Total investment securities ..........   144,238          481            114       144,605
                                             --------       ------         ------      --------
      Total ...............................  $438,127       $2,237         $1,019      $439,345
                                             ========       ======         ======      ========

----------------
(1) The estimated fair value of pledged collateral was $4.9 million, $5.9 million, $65.4 million and $23.9 million for commercial letters of credit, treasury tax and loan, repurchase agreements and public funds, respectively.
(2) The estimated fair value of pledged collateral was $4.1 million, $5.9 million, $214.2 million and $18.7 million for commercial letters of credit, treasury tax and loan, repurchase agreements and public funds, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

3. SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY--(CONTINUED)

     Included in the December 31, 1996 tables are approximately $14.7 million (at market) of government agency bonds and real estate mortgage conduits which were acquired during the MegaBank acquisition, and are adjustable rate securities tied to various short term and long term indices. The above securities were sold during 1997.

     The maturities of mortgage-backed and investment securities available for sale were (in thousands):

                                                             AVAILABLE FOR SALE
                                                          ------------------------
                                                                           FAIR
                                                           AMORTIZED     ESTIMATED
DECEMBER 31, 1997                                             COST         VALUE
-----------------                                         -----------   ----------
   Due within one year ................................    $ 36,668      $ 36,686
   Due after one year, but within five years ..........     307,259       308,158
   Due after five years, but within ten years .........       2,971         2,707
   Due after ten years ................................     259,414       259,939
                                                           --------      --------
     Total ............................................    $606,312      $607,490
                                                           ========      ========

                                                               HELD TO MATURITY
                                          ----------------------------------------------------------
                                                             GROSS            GROSS          FAIR
                                           AMORTIZED      UNREALIZED       UNREALIZED      ESTIMATED
DECEMBER 31, 1997                             COST       APPRECIATION     DEPRECIATION       VALUE
-----------------                         -----------   --------------   --------------   ----------
   Tax certificates -- net of allowance
     of $949 (1).......................     $55,213           $0               $0          $55,213
                                            =======           ==               ==          =======
DECEMBER 31, 1996
-----------------
   Tax certificates -- net of allowance
     of $1,466(1)......................     $54,511           $0               $0          $54,511
                                            =======           ==               ==          =======

----------------
(1) Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market.

     The maturities of tax certificates held to maturity were (in thousands):

                                                         BOOK       ESTIMATED
DECEMBER 31, 1997                                        VALUE      FAIR VALUE
-----------------                                     ----------   -----------
   Due in one year or less ........................    $38,448       $38,448
   Due after one year through five years ..........     16,765        16,765
   Due after five years through ten years .........          0             0
                                                       -------       -------
     Total ........................................    $55,213       $55,213
                                                       =======       =======

     Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayment occurs over a two year period. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates related to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable. See Note 6 for activity in the allowance for tax certificate losses.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

3. SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY--(CONTINUED)

     During the year ended December 31, 1995, $253,000 of Federal Reserve stock and $599,000 of GNMA mortgage-backed securities classified as available for sale were sold. During the year ended December 31, 1996, BankAtlantic sold $136.6 million of adjustable rate mortgage-backed securities, $20.5 million of 15 year mortgage-backed securities, $5.9 million of seven year balloon mortgage-backed securities and $205.5 million of treasury notes for gains of $6.0 million. During the year ended December 31, 1997, BankAtlantic sold $231.0 million of U.S. Treasury notes, $66.0 million of seven year balloon mortgage-backed securities, $28.1 million of five year balloon mortgage-backed securities, $9.4 million of adjustable rate mortgage-backed securities, $7.6 million of federal agency obligations, $6.4 million of 30 year mortgage-backed securities, $5.9 million of real estate mortgage investment conduits and $1.1 million of 15 year mortgage-backed securities for gains of $2.4 million. There were no gains during 1995 and no losses during 1996 and 1997.

     During the year ended December 31, 1995, BankAtlantic sold two treasury notes acquired through the exercise of European put options during 1994 for a $589,000 realized gain. During the year ended December 31, 1997, the Company purchased $6.2 million of marketable equity trading securities and sold $2.9 million of these trading securities for a $699,000 realized gain. The unrealized gain on trading securities at December 31, 1997 was $1.8 million.

     During the year ended December 31, 1997, the ending balance, maximum amount of repurchase agreements outstanding at any month end and the average amount invested for the year was zero, zero and $2.9 million, respectively. The average yield on repurchase agreements during 1997 was 5.45%. During the year ended December 31, 1996, the ending balance, maximum amount of repurchase agreements outstanding at any month end and the average amount invested for the year was zero, zero and $1.9 million, respectively. The average yield on repurchase agreements during 1996 was 5.47%. BankAtlantic did not invest in repurchase agreements during 1995. The underlying securities were in the possession of BankAtlantic. During the years ended December 31, 1997 and 1996 BankAtlantic sold Federal Funds. The outstanding balances at December 31, 1997 and 1996, of Federal Funds sold was zero and $6.1 million, respectively. The maximum amount of Federal Funds sold which were outstanding at any month end and the average amount invested for the years ended December 31, 1997 and 1996 were $12.4 million and $1.4 million and $16.0 million and $11.0 million, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

4. LOANS RECEIVABLE

     Loans receivable net were:

                                                                            DECEMBER 31,
                                                                   ------------------------------
                                                                        1997             1996
                                                                   --------------   -------------
                                                                           (IN THOUSANDS)
   Real estate loans:
    Residential ................................................     $   37,813      $  438,359
    Purchased residential ......................................        772,932         428,722
    Residential available for sale (market value of
      $164,153 and $16,535).....................................        161,562          16,207
    Construction and development ...............................        325,951         301,813
    FHA and VA insured .........................................          1,025           4,013
    Commercial .................................................        396,357         427,235
   Other loans:
    Second mortgages -- direct .................................         65,810          86,234
    Second mortgages -- indirect ...............................         12,461           9,894
    Commercial business ........................................         55,615          78,177
    Due from foreign banks .....................................         12,256               0
    Banker's acceptances .......................................        160,105             207
    Deposit overdrafts .........................................          1,211           2,434
    Consumer loans -- other direct .............................         50,347          74,072
    Consumer loans -- other indirect ...........................        204,689         172,056
                                                                     ----------      ----------
     Total gross loans .........................................      2,258,134       2,039,423
                                                                     ----------      ----------
   Adjustments:
    Undisbursed portion of loans in process ....................        163,237         190,874
    Unearned premiums ..........................................         (7,047)         (2,762)
    Unearned discounts on commercial real estate loans .........            669             705
    Allowance for loan losses ..................................         28,450          25,750
                                                                     ----------      ----------
     Loans receivable -- net ...................................     $2,072,825      $1,824,856
                                                                     ==========      ==========

     BankAtlantic is subject to economic conditions which could adversely affect both the performance of the borrower or the collateral securing the loan. At December 31, 1997, 55% of total aggregate outstanding loans were to borrowers in Florida, 10% of total loans were to borrowers in the Northeastern United States 13% of the total loans were to borrowers in California, and 22% were to borrowers located elsewhere. Additionally, deferred loan fees netted against loan balances were $3.6 million and $1.5 million at December 31, 1997 and 1996, respectively. Commitments to sell residential mortgage loans were $11.9 million and $7.3 million at December 31, 1997 and 1996, respectively. Variable rate commitments to sell residential mortgage loans were $832,000 and $153,000, whereas, fixed rate commitments to sell residential mortgage loans were $11.1 million and $7.1 million at December 31, 1997 and 1996, respectively. Such residential mortgage loan sales related to loans originated for sale. Included in other assets was $10.4 million and $9.1 million of prepaid dealer reserves at December 31, 1997 and 1996, respectively. The market value of loans available for sale was determined on an aggregate basis. Management transferred certain residential loans to the available for sale category in order to control the overall interest rate risk of the loan portfolio.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

4. LOANS RECEIVABLE--(CONTINUED)

     Activity in the allowance for loan losses was (in thousands):

                                                                         FOR THE YEAR ENDED
                                                                            DECEMBER 31,
                                                           ----------------------------------------------
                                                                1997             1996            1995
                                                           --------------   --------------   ------------
   Balance, beginning of period ........................     $   25,750       $   19,000       $ 16,250
   Charge-offs:
    Commercial business loans ..........................           (180)          (1,048)          (382)
    Commercial real estate loans .......................           (276)            (266)          (222)
    Consumer loans .....................................        (10,694)          (6,337)        (4,566)
    Residential real estate loans ......................            (76)             (67)          (263)
    Purchased residential real estate loans ............           (104)               0              0
                                                             ----------       ----------       --------
                                                                (11,330)          (7,718)        (5,433)
                                                             ----------       ----------       --------
   Recoveries:
    Commercial business loans ..........................            301              518            738
    Commercial real estate loans .......................            208               47            102
    Consumer loans .....................................          2,253            1,659          1,219
                                                             ----------       ----------       --------
   Net charge-offs .....................................         (8,568)          (5,494)        (3,374)
   Additions charged to operations .....................         11,268            5,844          4,182
   Allowance for loan losses acquired ..................              0            6,400          1,942
                                                             ----------       ----------       --------
   Balance, end of period ..............................     $   28,450       $   25,750       $ 19,000
                                                             ==========       ==========       ========
   Average outstanding loans during the period .........     $1,940,060       $1,177,334       $750,058
                                                             ==========       ==========       ========
   Average outstanding banker's acceptances
     during the period .................................     $    7,966       $      329       $      0
                                                             ==========       ==========       ========
   Ratio of net charge-offs to average
     outstanding loans .................................           0.44%            0.47%          0.45%
                                                             ==========       ==========       ========
   Ratio of net charge-offs to average
     outstanding loans including banker's
     acceptances .......................................           0.44%            0.47%          0.45%
                                                             ==========       ==========       ========

     Aggregate loans to and repayments of loans by directors, executive officers, principal stockholders and other related interests for the years ended December 31, 1997 and 1996 were (in thousands):

  BALANCE AT                                   BALANCE AT                                   BALANCE AT
 DECEMBER 31,                                 DECEMBER 31,                                 DECEMBER 31,
     1995         ADDITIONS     DELETIONS         1996         ADDITIONS     DELETIONS         1997
--------------   -----------   -----------   --------------   -----------   -----------   -------------
     $937            24           594             367             86            68             $385
     ====            ==           ===             ===             ==            ==             ====

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

4. LOANS RECEIVABLE--(CONTINUED)

     Accrued interest receivable consisted of (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
   Loans receivable ...............................    $14,432      $13,713
   Investment securities held to maturity .........      3,828        3,705
   Securities available for sale ..................      4,364        3,337
                                                       -------      -------
                                                       $22,624      $20,755
                                                       =======      =======

5. MORTGAGE SERVICING RIGHTS

     At December 31, 1997, 1996 and 1995 BankAtlantic serviced loans for the benefit of others amounting to approximately $2.9 billion, $2.7 billion, and $1.8 billion, respectively. At December 31, 1997 and 1996 other liabilities includes approximately $10.3 million and $7.7 million, respectively, of loan payments due to others. Activity in mortgage servicing rights was (in thousands):

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                ----------------------------------------
                                                    1997           1996          1995
                                                ------------   ------------   ----------
   Balance, beginning of period .............    $  25,002      $  20,738      $ 20,584
   Mortgage servicing rights acquired in BNA
   acquisition ..............................            0          4,047             0
   Servicing rights originated ..............        1,668            311             0
   Servicing rights purchased ...............       45,840         27,681        10,112
   Servicing rights sold ....................      (25,511)       (20,926)       (5,596)
   Amortization of servicing rights .........       (8,210)        (6,849)       (4,362)
                                                 ---------      ---------      --------
   Balance, end of period ...................    $  38,789      $  25,002      $ 20,738
                                                 =========      =========      ========

     The fair value of the MSR at December 31, 1997 was estimated at $42.7 million. Upon implementation of FAS 122 on January 1, 1996, no additional valuation allowance was required. The fair value was calculated using market prepayment assumptions and discount rates.

6. RISK ELEMENTS

     Risk elements consist of non-accrual loans, non-accrual tax certificates, restructured loans, past-due loans, REO, repossessed assets, and other loans which management has doubts about the borrower's ability to comply with the contractual repayment terms. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed. Restructured loans include loans for which the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. BankAtlantic did not have any commitments outstanding to lend additional funds on restructured loans at December 31, 1997 and 1996.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

6. RISK ELEMENTS--(CONTINUED)

     Risk elements were (in thousands):

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                ---------------------------------
                                                                   1997        1996        1995
                                                                ---------   ---------   ---------
   Non-accrual -- tax certificates ..........................    $   880     $ 1,835     $ 2,044
   Non-accrual -- loans, net of specific allowances .........     17,569      12,424      11,174
   Loans contractually past due 90 days or more (1) .........        647       2,961       1,536
   Real estate owned, net of allowance ......................      7,528       4,918       6,279
   Other repossessed assets .................................      2,912       1,992         461
                                                                 -------     -------     -------
     Total non-performing ...................................     29,536      24,130      21,494
   Restructured .............................................      4,043       3,718       2,533
                                                                 -------     -------     -------
     Total risk elements ....................................    $33,579     $27,848     $24,027
                                                                 =======     =======     =======
   Allowance for tax certificate losses .....................    $   949     $ 1,466     $ 1,648
                                                                 =======     =======     =======
   Allowance for loan losses ................................    $28,450     $25,750     $19,000
                                                                 =======     =======     =======

----------------
(1) The majority of these loans have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

     The following summarizes impaired loans (in thousands):

                                                    DECEMBER 31, 1997            DECEMBER 31, 1996
                                               ---------------------------   --------------------------
                                                   GROSS                         GROSS
                                                 RECORDED       SPECIFIC       RECORDED       SPECIFIC
                                                INVESTMENT     ALLOWANCES     INVESTMENT     ALLOWANCES
                                               ------------   ------------   ------------   -----------
   Nonaccrual loans:
    With specific allowances ...............      $ 2,491        $1,117         $ 1,047         $350
    Without specific allowances ............       16,195             0          11,727            0
                                                  -------        ------         -------         ----
                                                   18,686         1,117          12,774          350
                                                  -------        ------         -------         ----
   Restructured loans:
    Without specific allowances ............        4,043             0           3,718            0
                                                  -------        ------         -------         ----
   Other impaired loans:
    Other impaired commercial loans
      with specific allowances (1) .........        1,038           539             977          514
    Other impaired commercial loans
      without specific allowances ..........          647             0           2,961            0
                                                  -------        ------         -------         ----
     Total .................................      $24,414        $1,656         $20,430         $864
                                                  =======        ======         =======         ====

----------------
(1) These loans are not included in risk elements, since subsequent to the date of impairment these loans have performed based on their contractual terms.

     Recorded investment of impaired loans reflects direct deferrals of interest of zero, $240,000, and $480,000 at December 31, 1997, 1996 and 1995,
respectively.

     There was no net interest forgone related to restructured loans at December 31, 1997, 1996 and 1995. Interest income of $799,000 and $336,000 was recognized on restructured loans during 1997 and 1996, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

6. RISK ELEMENTS--(CONTINUED)

     The average net recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was $20.2 million, $15.4 million and $16.4 million, respectively. Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                                                   1997         1996        1995
                                                               -----------   ---------   ---------
   Interest income which would have been recorded ..........    $  2,487      $1,795      $1,662
   Interest income recognized ..............................      (1,548)       (988)       (788)
                                                                --------      ------      ------
   Interest income forgone .................................    $    939      $  807      $  874
                                                                ========      ======      ======

     The components of "Foreclosed asset activity, net" were (in thousands):

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                  ----------------------------------------
                                                    1997        1996            1995
                                                  --------   ---------   -----------------
   Real estate acquired in settlement of loans:
    Operating expenses, net ...................    $  528     $   47        $      41
    Reversals of losses on REO ................       (56)      (197)          (1,187)
    Net gains on sales ........................      (354)      (575)          (2,032)(A)
                                                   ------     ------        ---------
     Total (income) loss ......................    $  118     $ (725)       $  (3,178)
                                                   ======     ======        =========

----------------
(A) Includes a $1.3 million gain related to a property originally acquired through tax deed.

     Activity in the allowance for real estate owned consisted of (in thousands):

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                            -----------------------------------
                                               1997        1996         1995
                                            ---------   ---------   -----------
   Balance, beginning of period .........    $1,800      $2,800      $  4,200
   Charge-offs:
    Commercial real estate ..............         0        (781)         (213)
    Residential real estate .............      (244)        (22)            0
                                             ------      ------      --------
                                               (244)       (803)         (213)
    Reversals of losses on REO ..........       (56)       (197)       (1,187)
                                             ------      ------      --------
   Balance, end of period ...............    $1,500      $1,800      $  2,800
                                             ======      ======      ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

6. RISK ELEMENTS--(CONTINUED)

     Activity in the allowance for tax certificate losses was: (in thousands)

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                               -------------------------------------
                                                   1997         1996         1995
                                               -----------   ---------   -----------
   Balance, beginning of period ............    $  1,466      $1,648      $  2,985
   Charge-offs .............................      (1,444)       (909)       (1,854)
   Recoveries ..............................       1,025         911           662
                                                --------      ------      --------
   Net recoveries (charge-offs) ............        (419)          2        (1,192)
   Reversals charged to operations .........         (98)       (184)         (145)
                                                --------      ------      --------
   Balance, end of period ..................    $    949      $1,466      $  1,648
                                                ========      ======      ========

7. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment was comprised of (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1997         1996
                                                      ----------   ----------
   Land ...........................................    $12,112      $12,115
   Building and improvements ......................     46,384       42,593
   Furniture and equipment ........................     25,921       26,257
                                                       -------      -------
     Total ........................................     84,417       80,965
   Less accumulated depreciation ..................     33,287       32,691
                                                       -------      -------
   Office properties and equipment -- net .........    $51,130      $48,274
                                                       =======      =======

     Properties with a net book value of $4.0 million at December 1995, were leased to unrelated third parties. Capitalized improvements to the properties of $1.0 million were performed during the year ended December 31, 1996. These properties were sold for $8.1 million (net of selling costs) during 1996 for a net gain of $3.1 million. During 1997 land adjacent to the above properties with a net book value of $197,000 was sold for a net gain on $882,000.

     Net rental income for each of the three years ended December 31, 1997 was zero, $368,000, and $343,000, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

8. DEPOSITS

     The weighted average nominal interest rate payable on deposit accounts at December 31, 1997 and 1996 was 3.70% and 3.78%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                    DECEMBER 31,
                                              --------------------------------------------------------
                                                         1997                          1996
                                              ---------------------------   --------------------------
                                                  AMOUNT        PERCENT         AMOUNT        PERCENT
                                              -------------   -----------   -------------   ----------
                                                               (DOLLARS IN THOUSANDS)
   Interest free checking .................    $  162,788          9.23%     $  163,616         8.93%
   Insured money fund savings
    3.90% at December 31, 1997,
    3.76% at December 31, 1996 ............       289,413         16.41         358,927        19.58
   NOW accounts
    2.20% at December 31, 1997,
    1.60% at December 31, 1996 ............       223,679         12.68         216,587        11.82
   Savings accounts
    2.04% at December 31, 1997,
    1.30% at December 31, 1996 ............       262,685         14.90         170,352         9.29
                                               ----------         -----      ----------        -----
   Total non-certificate accounts .........       938,565         53.22         909,482        49.62
                                               ----------         -----      ----------        -----
   Certificate accounts:
    0.00% to 4.00% ........................        14,275          0.81          23,361         1.27
    4.01% to 5.00% ........................        37,803          2.14         275,991        15.06
    5.01% to 6.00% ........................       184,800         10.48         478,148        26.09
    6.01% to 7.00% ........................       493,845         28.00         112,865         6.16
    7.01% and greater .....................        90,882          5.15          30,749         1.68
                                               ----------         -----      ----------        -----
   Total certificate accounts .............       821,605         46.58         921,114        50.26
                                               ----------         -----      ----------        -----
   Total deposit accounts .................     1,760,170         99.80       1,830,596        99.88
                                               ----------         -----      ----------        -----
   Interest earned not credited to
     deposit accounts .....................         3,563          0.20           2,184         0.12
                                               ----------         -----      ----------        -----
   Total ..................................    $1,763,733        100.00%     $1,832,780       100.00%
                                               ==========        ======      ==========       ======

     Interest expense by deposit category was (in thousands):

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                          1997         1996         1995
                                                       ----------   ----------   ----------
   Money fund savings and NOW accounts .............    $14,020      $12,154      $11,591
   Savings accounts ................................      6,617        2,150        1,987
   Certificate accounts -- below $100,000...........     37,973       32,416       27,059
   Certificate accounts, $100,000 and above.........      9,882        8,513        6,269
   Less early withdrawal penalty ...................       (211)        (205)        (260)
                                                        -------      -------      -------
     Total .........................................    $68,281      $55,028      $46,646
                                                        =======      =======      =======

     Included in other non-interest income is approximately $9.3 million, $8.6 million, and $7.0 million of checking account fees for years ended December 31, 1997, 1996 and 1995, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

8. DEPOSITS--(CONTINUED)

     At December 31, 1997, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                 ---------------------------------------------------------------------------
                                    1998         1999        2000         2001         2002       THEREAFTER
                                 ----------   ---------   ----------   ----------   ----------   -----------
   0.00% to 4.00% ............    $ 12,336     $ 1,740     $    76      $    42      $    72        $    9
   4.01% to 5.00% ............      37,530         204          16           53            0             0
   5.01% to 6.00% ............     172,410      10,051       1,164          871          116           188
   6.01% to 7.00% ............     434,702      38,736       8,124        5,103        6,597           583
   7.01% and greater .........      21,238      30,071      18,809        8,727       11,365           672
                                  --------     -------     -------      -------      -------        ------
     Total ...................    $678,216     $80,802     $28,189      $14,796      $18,150        $1,452
                                  ========     =======     =======      =======      =======        ======

     Time deposits of $100,000 and over had the following maturities at (in thousands):

                                    DECEMBER 31,
                                        1997
                                   -------------
   Less than 3 months ..........      $ 64,235
   3 to 6 months ...............        34,123
   6 to 12 months ..............        53,566
   More than 12 months .........        24,338
                                      --------
     Total .....................      $176,262
                                      ========

     Currently, BankAtlantic does not obtain deposits from brokers. In November 1996, Merrill Lynch granted BankAtlantic a facility for broker deposits of up to $135.0 million. The facility will be considered as an alternative source of borrowings, when and if needed.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

9. ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

     Advances from Federal Home Loan Bank ("FHLB") incur interest and were repayable as follows (in thousands):

                                                                         DECEMBER 31,
                                                                   ------------------------
REPAYABLE DURING YEAR ENDING DECEMBER 31,         INTEREST RATE       1997          1996
---------------------------------------------   ----------------   ----------   -----------
   1997 .....................................   5.50% to 7.73%      $      0     $119,965
   1998 .....................................   6.60% to 6.64%       153,143       43,143
   1999 .....................................   6.00% to 6.83%        56,393       42,892
   2000 .....................................   6.13% to 7.00%        54,393       40,892
   2001 .....................................   6.29% to 7.09%        37,778       33,118
   2002 .....................................   6.35% to 7.18%        21,460        6,150
   2003 .....................................   7.24% to 7.25%         9,540        9,540
                                                                    --------     --------
     Total fixed rate advances ..............                        332,707      295,700
                                                                    --------     --------
   2002 .....................................   5.68% to 6.20%       175,000            0
   2007 .....................................        5.68%            25,000            0
                                                                    --------     --------
     Total callable advances ................                        200,000            0
                                                                    --------     --------
   1998 .....................................   5.78% to 5.91%       165,000            0
                                                                    --------     --------
     Total adjustable rate advances .........                        165,000            0
                                                                    --------     --------
     Total FHLB advances ....................                       $697,707     $295,700
                                                                    ========     ========

     Included in fixed rate advances at December 31, 1997 was $110.0 million of overnight advances. The December 1997 adjustable rate advances were indexed to the one and three month LIBOR rate. Callable advances give the FHLB the option to convert, at a specific date, in whole, into a three month Libor-based floating rate advance. BankAtlantic has established a blanket floating lien with the FHLB. Under the lien, BankAtlantic assigns a security lien against its residential loans. At December 31, 1997 and 1996, $891.9 million and $611.4 million of 1-4 family residential loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic has a $500 million line of credit with the FHLB with a maximum term of 10 years.

     BankAtlantic established $35.0 million of lines of credit with five federally insured banking institutions for the purchase of Federal Funds. At December 31, 1997 and 1996, the outstanding balance of these lines of credit was $2.5 million and zero, respectively. The average balance outstanding during the years ended 1997 and 1996, of the Federal Funds purchased lines of credit was $1.9 million and $2.7 million, respectively. The maximum outstanding balance at any month end during 1997 and 1996 of the Federal Funds purchased lines of credit was $7.0 million and $16.0 million, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized below (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                             1997         1997
                                                          ---------   ----------
   Agreements to repurchase the same security .........    $     0     $143,377
   Customer repurchase agreements .....................     58,716       47,211
                                                           -------     --------
     Total ............................................    $58,716     $190,588
                                                           =======     ========

     The following table provides information on the agreements to repurchase (dollars in thousands):

                                                                          FOR THE YEAR
                                                                       ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                               1997            1996            1995
                                                          -------------   -------------   -------------
   Maximum borrowing at any month-end within the
     period ...........................................     $ 255,967       $ 362,147       $ 328,666
   Average borrowing during the period ................     $ 150,656       $ 178,883       $ 186,592
   Average interest cost during the period ............          5.26%           4.83%           5.80%
   Average interest cost at end of the period .........          4.80%           5.13%           4.59%

     Average borrowing was computed based on average daily balances during the period. Average interest rates during the period were computed by dividing interest expense for the period by the average borrowing during the period.

     Customer repurchase agreements at December 31, 1997 and 1996 included a $4.7 million and $9.7 million customer repurchase agreement, respectively, relating to a BFC escrow account. Total interest expense related to this reverse repurchase agreement was approximately $210,000, $312,000, and $374,000 during the year ended December 31, 1997, 1996 and 1995, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE--(CONTINUED)

     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                      WEIGHTED
                                         ESTIMATED                    AVERAGE
                           AMORTIZED        FAIR       REPURCHASE     INTEREST
DECEMBER 31, 1997 (1)         COST         VALUE         BALANCE        RATE
-----------------------   -----------   -----------   ------------   ---------
   FHLB Bonds .........     $ 2,650       $ 2,651        $ 2,380       4.80%
   FNMA ...............       8,440         8,462          7,597       4.80
   FHLMC ..............      54,302        54,289         48,739       4.80
                            -------       -------        -------       ----
     Total ............     $65,392       $65,402        $58,716       4.80%
                            =======       =======        =======       ====

                                                                      WEIGHTED
                                         ESTIMATED                    AVERAGE
                           AMORTIZED        FAIR       REPURCHASE     INTEREST
DECEMBER 31, 1996 (1)         COST         VALUE         BALANCE        RATE
-----------------------   -----------   -----------   ------------   ---------
   US Treasuries ......    $ 70,637      $ 70,686       $ 66,622       5.54%
   FHLB Bonds .........       2,015         2,006          1,481       4.02
   FNMA ...............      73,707        73,897         67,848       5.18
   FHLMC ..............      67,735        67,650         54,637       4.59
                           --------      --------       --------       ----
     Total ............    $214,094      $214,239       $190,588       5.13%
                           ========      ========       ========       ====

----------------
(1) At December 31, 1997 and 1996 these securities are classified as available for sale and recorded at market value in the consolidated statements of financial condition.

     All repurchase agreements at December 31, 1997 were customer repurchase agreement which are due on demand. All repurchase agreements at December 31, 1996 matured and were repaid in January 1997. respectively. These securities were held by unrelated broker dealers.

11. SUBORDINATED DEBENTURES AND OTHER DEBT

     In March 1991, $10.2 million of 1986 Capital Notes were exchanged for noncumulative preferred stock. All three series of preferred stock had a preference value of $25.00 per share and were redeemable at $25.00 per share. During July 1994, 260 shares of Series C preferred stock were canceled in connection with the exercise of dissenters' rights by certain BankAtlantic preferred shareholders in connection with the reorganization transaction which resulted in the establishment of the Company as the holding company for BankAtlantic. In October 1995, all series of preferred stock were redeemed at $25.00 per share. The October 7, 1995 preferred stock redemption resulted in a $1.4 million payment above the recorded amount of the preferred stock. Such excess was treated as a preferred stock dividend and impacted basic and diluted earnings per share by $.05 per share for the year ended December 31, 1995.

     On March 31, 1991, BankAtlantic issued to certain of its existing shareholders, 18,611 shares of common stock and $8,000 of 14% subordinated debentures, having a March 1998 maturity date, with related detachable warrants to purchase 17,548 shares of common stock. The $8,000 of subordinated debentures were redeemed along with the Capital Notes on August 31, 1993. However, the warrants relating to such debentures are detachable and remain outstanding until the earlier of exercise or original maturity of the subordinated debentures. The warrants outstanding at December 31, 1997 relating to the redeemed debentures are 10,963 with a $0.45 exercise price.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

11. SUBORDINATED DEBENTURES AND OTHER DEBT--(CONTINUED)

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

     The Company has the following subordinated debentures and notes payable outstanding at December 31, (in thousands):

                          ISSUE                          INTEREST     MATURITY    CONVERSION   CLASS OF    REDEMPTION
                          DATE       1997       1996       RATE         DATE         PRICE       STOCK        DATE
                       ---------- ---------- ---------- ----------  ------------ ------------ ---------- -------------
9% Debentures ........   9/22/95   $ 21,000   $21,000       9.00%    10/01/2005        N/A       N/A      10/01/1998
6 3/4% Debentures ....   7/03/96     57,125    57,500       6.75%     7/01/2006     $ 6.55         A       7/01/1999
5 5/8% Debentures ....  11/25/97    100,000         0      5.625%    12/01/2007     $12.94         A      12/01/2000
Notes payable ........   2/01/95      1,475         0       7.50%     2/01/2000        N/A       N/A             N/A
                                   --------   -------
                                   $179,600   $78,500
                                   ========   =======

     Included in other assets was $6.3 million and $3.2 million of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures, at December 31, 1997 and 1996, respectively.

     The Indenture relating to the Trust Preferred Securities and all of the Debenture indentures contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in Trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties and its corporate existence and delivery of annual certifications to the Trustee.

     The Debenture indentures for the 9% and 63/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1997 and 1996 the Company designated $5.8 million of securities available for sale to satisfy the above provision.

     Upon the acquisition of SLWHC, the Company became obligated for a $9.1 million Capital Improvement Revenue Bond Series 1995, payable to a municipality with a $1.4 million outstanding at December 31, 1997. Interest on the note payable is due semi-annually in arrears. The note is collateralized by "priority assessment liens on residential land".

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

11. SUBORDINATED DEBENTURES AND OTHER DEBT--(CONTINUED)

     In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued for $74.75 million, 2.99 million shares of Trust Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Trust Preferred Securities and $2.3 million of contributed capital from the Company to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 1997, the balance of Trust Preferred Securities was $74.75 million. The net proceeds from the sale of the Junior Subordinated Debentures were utilized as follows: $21.2 million of the proceeds were contributed to BankAtlantic, $12.2 million of the proceeds were used to repurchase the Company's common stock and the remaining proceeds are being used by the Company for general corporate purposes. BankAtlantic used $21.2 million of the contributed capital to acquire St. Lucie West Holding Corp, and subsidiaries and to invest in a real estate joint venture. During the year ended December 31, 1997, the Company repurchased 1,040,625 and 365,625 shares of the Company's Class A and Class B common stock, respectively. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears, with the first payment paid June 30, 1997. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. The Company has the right, at any time, so long as no event of default, as defined, has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

     On November 25, 1997, in a dual public offering, the Company issued 4.3 million of Class A common stock and $100.0 million of 5 5/8% convertible subordinated debentures ("5 5/8% Debentures"). The net proceeds to the Company from the sale of Class A common stock was $43.4 million net of $107,000 offering costs and $96.5 million from the sale of the 55/8% Debentures net of $3.5 million of offering costs.

12. STOCK OPTION PLANS

     On April 6, 1984, BankAtlantic's stockholders approved a Stock Option Plan ("1984 Plan") under which options to purchase up to 1,182,556 shares of common stock may be granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive stock option was not to be less than the fair market value of the common stock on the date of

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

12. STOCK OPTION PLANS--(CONTINUED)

the grant. The exercise price of non-qualifying options was determined by a committee of the Board of Directors. The "1984 Plan" has expired; however, options granted under this plan are still outstanding. The Class B stock options issued in May 1993 expire on May 25, 1998 and were fully vested as of December 31, 1996. At May 31, 1993, all issuable options under the 1984 Plan were outstanding and no further options will be granted under the Plan.

     On May 31, 1994, the stockholders of BankAtlantic approved the BankAtlantic 1994 Stock Option Plan ("1994 Plan"), authorizing the issuance of Class B common stock options to acquire up to 2,288,819 shares of BankAtlantic's common stock. In accordance with the Reorganization, all outstanding options under the 1984 Plan and 1994 Stock Option Plan became the obligation of the Company as of July 13, 1994. All employee stock options under the 1994 Plan vest and are exercisable five years from the date of grant while directors' stock options vested immediately.

     On May 21, 1996 the shareholders approved the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of Class A common stock options to acquire up to 1.95 million shares of Class A common stock. The 1996 Plan expires on April 2, 2006. During the second quarter of 1996, 48,828 non-qualifying stock options were issued outside of the Plan to non-employee directors. All of the incentive and non-qualifying stock options are exercisable for the Company's Class A common stock, with an exercise price equal to the fair market value at the date of grant. All employee stock options vest and are exercisable five years for the date of grant while directors' stock options vested immediately.

     The following table sets forth all outstanding options, adjusted for the July 1997 and January 1998 five for four common share stock splits effected in the form of 25% stock dividends in Class A common stock. However, due to accounting and tax considerations, with respect to options to purchase Class B common stock previously granted under the Company's stock option plan's anti-dilution provisions related to Class B common stock options required that additional Class B options be granted rather than Class A options.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

12. STOCK OPTION PLANS--(CONTINUED)

     A summary of stock option activity segregated by class of stock was:

                                                           CLASS B
                                                         OUTSTANDING
                                                           OPTIONS           PRICE PER SHARE
                                                        -------------   --------------------------
   Outstanding December 31, 1994 ....................     2,512,556      $2.28      to     $3.90
    Exercised .......................................      (234,315)      2.96      to      3.05
    Forfeited .......................................      (102,325)      3.01      to      4.00
   Issued ...........................................       887,214       4.00      to      4.00
                                                          ---------      -----             -----
   Outstanding December 31, 1995 ....................     3,063,130       2.28      to      4.00
    Exercised .......................................      (138,392)      2.96      to      3.01
    Forfeited .......................................      (189,677)      3.90      to      4.00
                                                          ---------      -----             -----
   Outstanding December 31, 1996 ....................     2,735,061       2.28      to      4.00
    Exercised .......................................      (547,740)      2.28      to      3.90
    Forfeited .......................................       (71,774)      3.90      to      3.90
                                                          ---------      -----             -----
   Outstanding December 31, 1997 ....................     2,115,547      $3.01      to     $4.00
                                                          =========      =====             =====
   Exercisable at December 31, 1997 .................       497,615      $3.01      to     $4.00
                                                          =========      =====             =====
   Available for grant at December 31, 1997 .........       386,129
                                                          =========

                                                           CLASS A
                                                         OUTSTANDING
                                                           OPTIONS           PRICE PER SHARE
                                                        -------------   --------------------------
   Outstanding December 31, 1995 ....................             0      $0.00     to      $ 0.00
    Exercised .......................................             0       0.00     to        0.00
    Forfeited .......................................      (101,023)      5.74     to        5.74
    Issued ..........................................     1,029,440       5.74     to        6.25
                                                          ---------      -----             ------
   Outstanding December 31, 1996 ....................       928,417       5.74     to        6.25
    Exercised .......................................       (16,775)      5.74     to        7.17
    Forfeited .......................................      (104,994)      5.74     to        8.64
    Issued ..........................................       809,984       5.74     to       12.35
                                                          ---------      -----             ------
   Outstanding December 31, 1997 ....................     1,616,632      $5.74     to      $12.35
                                                          =========      =====             ======
   Exercisable at December 31, 1997 .................       108,661      $5.74     to      $ 7.64
                                                          =========      =====             ======
   Available for grant at December 31, 1997 .........       319,718
                                                          =========

     The weighted average exercise price of options outstanding at December 31, 1997, 1996 and 1995 was $5.14, $4.21, and $3.67, respectively. The weighted average exercise price of stock options exercised was $3.28 and $3.01 for the years ended December 31, 1997 and 1996, respectively. The weighted average exercise price of options forfeited during the years ended December 31, 1997 and 1996 was $5.27 and $4.56, respectively.

     During the years ended December 31, 1997 and 1996, 373,328 and 12,736 of non-qualifying and 399,048 and 125,656 of incentive stock options issued under the 1984, 1994 and 1996 Plans were exercised resulting in increases of $2.8 million and $531,000 in stockholders' equity, respectively. The tax effect of the exercised stock options for December 31, 1997 and 1996 was $913,000 and $118,000, respectively, and has been reflected in additional paid in capital. During the years ended December 31,

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

12. STOCK OPTION PLANS--(CONTINUED)

1997 and 1996, 104,994 and 101,023 of options under the 1996 Plan and 71,774 and 189,677 of options under the 1994 Plan, respectively, were forfeited.

     During the latter part of 1996 and early 1997, certain executives and officers received prorata vesting as part of their severance arrangements relating to previously granted 1994 and 1996 Plan options. Forfeited and vested options were 148,778 shares and 194,559 shares for the 1994 plan and 84,231 shares and 25,634 shares for the 1996 plan, respectively.

     The adoption of FAS 123 under the fair value based method would have increased compensation expense by $479,245 and $474,000 for the years ended December 31, 1997 and 1996, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:

                                                                         FOR THE YEAR ENDED
                                                                             DECEMBER 31
                                                                       -----------------------
                                                                          1997         1997
                                                                       ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
   Net income available for common shares     As reported ..........    $27,769      $19,011
                                                                        =======      =======
                                              Pro forma ............     27,272       18,537
                                                                        =======      =======
   Basic earnings per share Class A           As reported ..........    $  0.98      $  0.64
                                                                        =======      =======
                                              Pro forma ............       0.97         0.63
                                                                        =======      =======
   Basic earnings per share Class B           As reported ..........    $  0.94      $  0.72
                                                                        =======      =======
                                              Pro forma ............       0.93         0.71
                                                                        =======      =======
   Diluted earnings per share Class A         As reported ..........    $  0.78      $  0.58
                                                                        =======      =======
                                              Pro forma ............       0.77         0.57
                                                                        =======      =======
   Diluted earnings per share Class B         As reported ..........    $  0.77      $  0.66
                                                                        =======      =======
                                              Pro forma ............       0.76         0.64
                                                                        =======      =======

     The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                   WEIGHTED AVERAGE
                          ------------------------------------------------------------------
             NUMBER OF                                 RISK FREE                    EXPECTED
 YEAR OF      OPTIONS      GRANT DATE     EXERCISE      INTEREST      EXPECTED      DIVIDEND
  GRANT       GRANTED      FAIR VALUE       PRICE         RATE       VOLATILITY      YIELD
---------   -----------   ------------   ----------   -----------   ------------   ---------
   1995        887,214        $2.14         $4.00       6.32%         25.80%         0.47%
   1996      1,029,440        $2.95         $5.77       6.86%         18.60%         0.36%
   1997        809,984        $3.36         $8.08       6.60%         27.40%         0.99%

     The employee turnover factor was 5.97% and 13.40% for incentive stock options and 3.55% and 5.20% for non-qualifying stock options, for the years ended December 31, 1997 and 1996, respectively. The expected life for all options issued was 7.5 years.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

12. STOCK OPTION PLANS--(CONTINUED)

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                -------------------------------------------   --------------------------
                                                  WEIGHTED-
                                                   AVERAGE       WEIGHTED-                     WEIGHTED-
 CLASS OF        RANGE OF           NUMBER        REMAINING       AVERAGE         NUMBER        AVERAGE
  COMMON         EXERCISE        OUTSTANDING     CONTRACTUAL      EXERCISE     EXERCISABLE     EXERCISE
   STOCK          PRICES         AT 12/31/97         LIFE          PRICE       AT 12/31/97       PRICE
----------   ----------------   -------------   -------------   -----------   -------------   ----------
     B       $3.01 to  3.31         348,813        .4 years        $3.15        348,813          $3.15
     B       $3.90 to  4.00       1,766,734       6.8 years         3.94        148,802           3.92
     A       $5.73 to 12.35       1,616,632       8.9 years         6.88        108,661           6.82
                                  ---------     -------------      -----        -------          -----
                                  3,732,179       7.1 years        $5.14        606,276          $4.00
                                  =========     =============      =====        =======          =====

13. INCOME TAXES

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

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995. As a "large" thrift (more than $500 million in assets), BankAtlantic had to change to the specific charge-off method to compute its bad debt deduction starting in 1996. BankAtlantic is required to recapture into taxable income the portion of its bad debt reserves that exceeds its base year reserves. For financial reporting purposes, deferred taxes have previously been provided for amounts in excess of the base year tax bad debt reserve and accordingly, recapture of such amounts for tax purposes will not trigger expense for financial reporting purposes. BankAtlantic will have to recapture $1.7 million (after tax) of bad debt reserve due to the law change. BankAtlantic's recapture amount will be taken into taxable income ratably (on a straight-line basis) over a six-year period. BankAtlantic met the residential loan requirement for the tax years beginning in 1996 and 1997, and recapture of the reserves has been suspended for such tax years. At December 31, 1997, BankAtlantic had a $3.9 million (after tax) base year reserve for which deferred taxes have not been provided which is subject to recapture if BankAtlantic, redeems its common stock or certain other events occur. The base year reserve is not amortized and remains fixed. Such amount would not be subject to recapture upon conversion to a commercial bank charter.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

13. INCOME TAXES--(CONTINUED)

     The provision for income taxes consisted of (in thousands):

                                             1997         1996        1995
                                          ----------   ---------   ---------
   Current:
    Federal ...........................    $15,248      $ 9,305     $ 7,257
    State .............................      2,332        1,441       1,210
                                           -------      -------     -------
                                            17,580       10,746       8,467
                                           -------      -------     -------
   Deferred:
    Federal ...........................        150        1,287       1,191
    State .............................         23          208         360
                                           -------      -------     -------
                                               173        1,495       1,551
                                           -------      -------     -------
   Provision for income taxes .........    $17,753      $12,241     $10,018
                                           =======      =======     =======

     The December 31, 1997, 1996 and 1995 amounts above do not include deferred taxes of $455,000, $470,000 and $3.6 million, respectively, related to unrealized appreciation on securities available for sale which is a separate component of stockholders' equity.

     BankAtlantic's actual provision differs from the Federal expected income tax provision as follows (in thousands):

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     1997         1996          1995
                                                                  ----------   ----------   -----------
   Income tax provision at expected federal income
     tax rate (1) .............................................    $15,933      $10,938       $ 9,953
    Increase (decrease) resulting from:
     Base year bad debt reserve increase ......................       (582)        (362)            0
     Tax-exempt interest income ...............................        (22)         (26)         (104)
     Provision for state taxes net of federal benefit .........      1,540        1,117           897
     Change in the beginning of the period balance of
        the valuation allowance for deferred tax assets
        allocated to income tax credit ........................          0            0          (972)
     Amortization of costs over fair value of net
        assets acquired .......................................        878          541           393
     Charitable deduction of appreciated property .............          0            0           (70)
     Other -- net .............................................          6           33           (79)
                                                                   -------      -------       -------
      Provision for income taxes ..............................    $17,753      $12,241       $10,018
                                                                   =======      =======       =======

----------------
(1) The expected federal income tax rate is 35% for the years ended December 31, 1997, 1996 and 1995.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

13. INCOME TAXES--(CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                               DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     1997          1996          1995
                                                                                  ----------   -----------   -----------
                                                                                              (IN THOUSANDS)
DEFERRED TAX ASSETS:
 Allowance for loans, REO and tax certificate losses, for financial
   statement purposes .........................................................    $ 10,700     $  8,692      $  6,798
 Other allowances and expense accruals recorded for financial
   statement purposes not currently recognized for tax purposes ...............         412        1,495         3,330
 Deferred compensation accrued for financial statement purposes not
   currently recognized for tax purposes ......................................         353          266           199
 Unearned commitment fees .....................................................         125          114           101
 Amortization of mortgage servicing rights for financial reporting
   purposes in excess of amount amortized for tax purposes ....................         146          251           255
 Amortization of intangible assets for financial statement purposes in
   excess of amounts amortized for tax purposes ...............................         169          225             0
 Net operating loss carryforward acquired .....................................       1,222            0             0
 Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial
   statement purposes .........................................................       1,414            0             0
 Purchase accounting adjustments for SLWHC acquisition ........................       1,548            0             0
 Purchase accounting adjustments for bank acquisitions ........................        (501)         170         1,073
 Other ........................................................................          10           10           171
                                                                                   --------     --------      --------
   Total gross deferred tax assets ............................................      15,598       11,223        11,927
Less valuation allowance relating to SLWHC acquisition ........................       4,184            0             0
                                                                                   --------     --------      --------
   Total deferred tax assets ..................................................      11,414       11,223        11,927
                                                                                   --------     --------      --------
DEFERRED TAX LIABILITIES:
 Tax bad debt reserve in excess of base year reserve ..........................       1,684        1,684         2,725
 Office properties and equipment and real estate owned due to
   depreciation differences ...................................................         447        1,172         1,613
 FHLB stock, due to differences in the recognition of stock dividends .........       1,610        1,740         1,646
 Deferred loan income, due to differences in the recognition of loan
   origination fees and discounts .............................................       1,962        2,039         1,479
 Discount on securities, due to the accretion of discounts ....................           0          286           673
 Capital leases for financial statement purposes and operating leases for
   tax purposes ...............................................................           0            0            21
 Prepaid pension expenses .....................................................         995          313           473
 Deferred tax liability on unrealized appreciation on securities available
   for sale ...................................................................         455          470         3,600
 Prepaid insurance ............................................................         219          142           355
 Mortgage servicing rights recognized for financial statement purposes
   in excess of amounts recognized for tax purposes ...........................         826            0             0
 Other ........................................................................          19           22            86
                                                                                   --------     --------      --------
   Total gross deferred tax liabilities .......................................       8,217        7,868        12,671
                                                                                   --------     --------      --------
Net deferred tax asset (liability) ............................................       3,197        3,355          (744)
Less deferred income tax (assets) liabilities at beginning of period ..........      (3,355)         744        (1,568)
Deferred tax asset, net of valuation allowance related to acquisitions ........           0       (2,464)       (2,718)
Increase (decrease) in deferred tax liability on unrealized appreciation on debt securities available for sale included as a separate component of
 stockholders' equity .........................................................         (15)      (3,130)        3,479
                                                                                   --------     --------      --------
Provision for deferred income taxes ...........................................    $   (173)    $ (1,495)     $ (1,551)
                                                                                   ========     ========      ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

13. INCOME TAXES--(CONTINUED)

     The tax attributes acquired on October 31, 1997 in connection with the SLWHC acquisition were (in thousands):

   Net operating loss carryforward ...................................................    $1,222
   Real estate held for development and sale capitalized costs for tax purposes in
     excess of amounts capitalized for financial statement purposes ..................     1,414
   Fair value of real estate held for development and sale lower than tax basis ......     1,548
                                                                                          ------
   Total deferred tax assets .........................................................     4,184
   Valuation allowance ...............................................................     4,184
                                                                                          ------
   Deferred tax assets, net ..........................................................    $    0
                                                                                          ======

     On December 31, 1997, the Company had a valuation allowance relating to the deferred tax assets acquired in connection with the SLWHC acquisition. These acquired deferred tax assets can only be realized if SLWHC has taxable income. Due to the recent acquisition of SLWHC, it is difficult for management to predict whether SLWHC will have sufficient taxable income to realize the deferred tax assets; therefore, a valuation allowance was established.

     The net operating loss carryforward was acquired in connection with the SLWHC acquisition. Due to IRS limitations, the net operating loss can only be utilized if SLW has taxable income. The NOL carryforward will expire in varying amounts through the year 2011.

     At December 31, 1996, the Company had a tax refund receivables of $723,000 and $132,000 for Federal and State income taxes, respectively. The tax refunds were acquired with the BNA acquisition and applied against 1997 current income tax liabilities.

     The net operating loss ("NOL") and investment tax credits ("ITC") carryovers acquired in connection with the acquisition of MegaBank were $878,000 and $48,000, respectively, upon acquisition. Due to IRS limitations, only $784,000 of the NOL and none of the ITC was utilized in 1995. The remaining NOL and ITC was fully utilized in 1996. The utilization of MegaBank's NOL and ITC are limited by regulations. Such utilization was assumed at the date of acquisition of MegaBank and resulted in an adjustment of cost over fair value of assets acquired and does not affect the provision for income taxes.

14. PENSION PLAN

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

     Plan assets consist of cash equivalents, common stocks and mutual funds.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

14. PENSION PLAN--(CONTINUED)

     The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition at:


                                                                               ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                               1997            1996
                                                                          -------------   -------------
                                                                                 (IN THOUSANDS)
   Actuarial present value of accumulated benefit obligation,
     including vested benefits of $15,225 and $13,301..................     $ (16,298)      $ (14,370)
                                                                            ---------       ---------
   Actuarial present value of projected benefit obligation for
     service rendered to date .........................................       (20,478)        (17,301)
   Plan assets at fair value as of the actuarial date .................        20,169          15,728
                                                                            ---------       ---------
   Plan assets in excess (below) projected benefit obligation .........          (309)         (1,573)
   Unrecognized net loss from past experience different from that
     assumed and effects of changes in assumptions ....................         2,248           3,868
   Prior service (cost) benefit not yet recognized in net periodic
     pension cost .....................................................           611              61
   Unrecognized net asset at October 1, 1987, being recognized
     over 15 years ....................................................        (1,272)         (1,540)
                                                                            ---------       ---------
   Prepaid pension cost ...............................................     $   1,278       $     816
                                                                            =========       =========

     Net pension cost includes the following components:

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                              ---------------------------------------
                                                                  1997          1996          1995
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
   Service cost benefits earned during the period .........    $  1,260      $  1,065      $    785
   Interest cost on projected benefit obligation ..........       1,270         1,151         1,010
   Actual return on plan assets ...........................      (2,855)       (1,297)       (1,009)
   Net amortization and deferral ..........................       1,206            (3)           44
                                                               --------      ---------     --------
   Net periodic pension expense ...........................    $    881      $    916      $    830
                                                               ========      ========      ========

     The actuarial assumptions used in accounting for the Plan were:

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                1997      1996     1995
                                                              -------   -------   ------
   Weighted average discount rate .........................   7.00%     7.50%     8.50%
   Rate of increase in future compensation levels .........   4.75%     5.00%     6.50%
   Expected long-term rate of return ......................   9.00%     9.00%     9.00%

     Actuarial assumptions for the years ended December 31, 1997, 1996 and 1995 are projected based upon participant data at October 1 of the same year. Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Management believes that the impact, if any, of the difference between actuarial assumptions utilized on October 1 and those appropriate at December 31 is immaterial. There have been no changes in the plan during the year ended December 31, 1997 that would significantly

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

14. PENSION PLAN--(CONTINUED)

effect the actuarial assumptions. During the years ended December 31, 1997 and 1996 and 1995, BankAtlantic funded $954,000, $500,000, and $1.1 million, respectively to the plan.

     BankAtlantic sponsors a defined contribution plan ("401k Plan") for all employees who have completed six months of service. Employees can contribute up to 14% of their salary, not to exceed $9,500 for 1997 and 1996 and $9,240 for 1995. For employees that fall within the highly compensated criteria, maximum contributions are currently 10% of salary. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $194,000, $147,000, and $75,000 of expenses and employer contributions related to the 401k Plan for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997 and 1996, the Board of Directors declared a discretionary match of 25% of the first 4% of an employee's contribution. Ten percent of the 25% discretionary match related to meeting specific profit goals.

15. COMMITMENTS AND CONTINGENCIES

     BankAtlantic is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum rental under such leases, at December 31, 1997, for the periods shown was (in thousands):

YEAR ENDING DECEMBER 31,              AMOUNT
---------------------------------   ---------
  1998 ..........................    $ 4,432
  1999 ..........................      3,550
  2000 ..........................      2,379
  2001 ..........................      1,593
  2002 ..........................      1,250
  Thereafter ....................      4,031
                                     -------
    Total .......................    $17,235
                                     =======

     Rental expense for premises and equipment was $5.1 million, $3.8 million, and $3.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. Included in other liabilities at December 31, 1997 and 1996, is an allowance of $67,000 and $266,000, respectively, for future rental payments on closed branches. Management has committed to two additional in-store full service branches, which are anticipated to open during the year ended December 31, 1998. The estimated annual lease payments are $48,600, other annual expenses are $20,000, and estimated leasehold improvements and other capitalizable costs associated with the two branches to be opened during 1998, will be approximately $420,000.

     At December 31, 1997, BankAtlantic leased 249 ATMs 137 of which are in Wal-Mart and Sam's Club locations throughout Florida and 15 are on cruise ships. The remaining ATMs are at BankAtlantic branch locations and various sites throughout South Florida. During the fourth quarter of 1997, BankAtlantic signed an agreement to install 57 ATM machines in Exxon gas stations during 1998. These ATMs accept BankAtlantic ATM cards, as well as other bank's cards, Visa, MasterCard and American Express cards that are compatible with national and international Cirrus, Plus and Honor ATM systems.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     During the ordinary course of business, BankAtlantic and its subsidiaries are involved as plaintiff or defendant in various lawsuits. Management, based on discussions with legal counsel believes results of operations or financial position will not be significantly impacted by the resolution of these matters. (See also Note 17.)

     In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk, when it is deemed appropriate in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with off-balance sheet risk were:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                       1997         1996
                                                                    ----------   ----------
                                                                        (IN THOUSANDS)
   Commitments to extend credit to foreign institutions .........    $ 49,894     $      0
   Commitment to sell residential loans .........................      11,886        7,275
   Commitments to sell investment securities ....................       4,979            0
   Commitment to purchase mortgage-backed securities ............     153,946            0
   Commitments to extend credit, including the undisbursed
     portion of loans in process ................................     295,776      284,418
   Letters of credit ............................................      56,435       61,626
   FHLB advance forward commitments .............................           0       12,000
   Commitments to purchase residential loans ....................           0       28,000
                                                                     ========     ========

     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include first mortgages on commercial and residential real estate. As part of the commitment for standby letters of credit, BankAtlantic is required to collateralize 120% of the commitment balance with mortgage-backed securities. At December 31, 1997, $4.9 million of mortgage-backed securities were pledged against the commitment balance.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     BankAtlantic has commitments to extend credit to foreign financial institutions in Latin America. The commitments can be terminated at any time. Each financial institution is evaluated on a case by case basis.

     BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $33.4 million and $28.3 million at December 31, 1997 and 1996, respectively.

     BankAtlantic is a member of the FHLB system. As a member, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta, in amounts at least equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or (ii) 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1997, BankAtlantic was in compliance with this requirement with an investment of approximately $34.9 million in stock of the FHLB of Atlanta.

16. REGULATORY MATTERS

     The Company, by virtue of its ownership of all of the common stock of BankAtlantic, is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is subject to the reporting and the other requirements of the Exchange Act. In addition, BFC owns 6,578,671 and 4,876,124 of Class A and Class B common stock, respectively, which amounts to 35.57% of the Company's total outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     On September 30, 1996, President Clinton signed into law H.R. 3610, which recapitalized the SAIF and substantially bridged the assessment rate disparity existing between SAIF and BIF insured institutions. The new law subjected institutions with SAIF assessable deposits, including BankAtlantic, to a one-time assessment of 0.657% of covered deposits at March 31, 1995. BankAtlantic's one-time assessment, which was paid in November 1996, resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996, and under provisions of the law, was treated as a fully deductible "ordinary and necessary business expense" for tax purposes. The $7.2 million charge excludes the $2.3 million amount assessed on BNA deposits which was previously expensed by BNA prior to the acquisition date and was considered a liability of BNA in recording the acquisition of BNA under the purchase method of accounting. As a result of the special assessment, discussed herein, the SAIF was capitalized at the target Designated Reserve Ratio ("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996.

     BankAtlantic's deposits are insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Pursuant to the FDICIA, the FDIC adopted transitional regulations implementing risk-based insurance premiums that became effective on January 1, 1993. Under these regulations, institutions are divided into groups based on criteria consistent with those established pursuant to the prompt regulatory action provisions of the FDICIA (see "Savings Institution Regulations -- Prompt Regulatory Action", below). Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

16. REGULATORY MATTERS--(CONTINUED)

     BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankAtlantic must meet specific capital guidelines that involve quantitative measures of BankAtlantic's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BankAtlantic's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Certain of BankAtlantic's activities, such as its investment in real estate held for development and sale, result in a deduction from capital for regulatory capital measurement.

     Quantitative measures established by regulation to ensure capital adequacy require BankAtlantic to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that BankAtlantic meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, BankAtlantic is considered a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized BankAtlantic must maintain minimum total risk-based, Tier I risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since December 31, 1997 that management believes have changed the institution's category.

     BankAtlantic's actual capital amounts and ratios are presented in the table:


                                                                                               FOR CAPITAL
                                                                                                ADEQUACY
                                     ACTUAL                                                      PURPOSES
                                -------------------                              ---------------------------------------------
                                 AMOUNT      RATIO                                AMOUNT                                RATIO
                                --------   --------                              --------                              -------
                                                              (IN THOUSANDS)
As of December 31, 1997:
 Total risk-based capital ...   $355,930    18.64%  /greater than or equal to/   $152,785  /greater than or equal to/   8.00%
 Tier I risk-based capital ..   $332,010    17.38%  /greater than or equal to/   $ 76,392  /greater than or equal to/   4.00%
 Tangible capital ...........   $332,010    11.12%  /greater than or equal to/   $ 44,798  /greater than or equal to/   1.50%
 Core capital ...............   $332,010    11.12%  /greater than or equal to/   $ 89,595  /greater than or equal to/   3.00%

As of December 31, 1996:
 Total risk-based capital ...   $193,196    10.83%  /greater than or equal to/   $142,691  /greater than or equal to/   8.00%
 Tier I risk-based capital ..   $170,865     9.58%  /greater than or equal to/   $ 71,363  /greater than or equal to/   4.00%
 Tangible capital ...........   $170,865     6.65%  /greater than or equal to/   $ 38,547  /greater than or equal to/   1.50%
 Core capital ...............   $170,865     6.65%  /greater than or equal to/   $ 77,094  /greater than or equal to/   3.00%

                                                    TO BE WELL
                                                CAPITALIZED UNDER
                                                PROMPT CORRECTIVE
                                                 ACTION PROVISIONS
                                ----------------------------------------------
                                 AMOUNT                                  RATIO
                                --------                                ------

As of December 31, 1997:
 Total risk-based capital ...   $190,981   /greater than or equal to/   10.00%
 Tier I risk-based capital ..   $114,588   /greater than or equal to/    6.00%
 Tangible capital ...........   $ 44,798   /greater than or equal to/    1.50%
 Core capital ...............   $149,325   /greater than or equal to/    5.00%

As of December 31, 1996:
 Total risk-based capital ...   $178,407   /greater than or equal to/   10.00%
 Tier I risk-based capital ..   $107,004   /greater than or equal to/    6.00%
 Tangible capital ...........   $ 38,547   /greater than or equal to/    1.50%
 Core capital ...............   $128,491   /greater than or equal to/    5.00%

17. SUBJECT PORTFOLIO

     From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect home improvement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers were affiliated with each other but are not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

17. SUBJECT PORTFOLIO--(CONTINUED)

reserves are hereafter referred to as the "Subject Portfolio." The risk of amounts advanced to the dealers is primarily associated with loan performance but secondarily is dependent on the financial condition of the dealers. The dealers were to be responsible to BankAtlantic for the amount of the reserve only if the loan giving rise to the reserve became delinquent or was prepaid. One of the dealers filed for protection under the bankruptcy laws of the United States, while the other dealers have not indicated any financial ability to fund the dealer reserve.

     In late 1990, questions arose relating to the practices and procedures used in the origination and underwriting of the Subject Portfolio, which suggested that the dealers, certain home improvement contractors and borrowers, together with certain former employees of BankAtlantic, engaged in practices intended to defraud BankAtlantic. Due to these questions and potential exposure, BankAtlantic performed, certain investigations, notified appropriate regulatory and law enforcement agencies, and notified its fidelity bond carrier (the "carrier"). After an initial review and discussions with the carrier, BankAtlantic concluded that any losses sustained from the Subject Portfolio would adequately be covered by its fidelity bond coverage and, in fact, on August 13, 1991, the carrier advanced $1.5 million against BankAtlantic's losses. This payment and future payments by the carrier are subject to identification and confirmation of the losses which are appropriately covered under the fidelity bond.

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

     On October 30, 1992, BankAtlantic and the carrier entered into the Covenant. Pursuant to the Covenant, BankAtlantic will continue to pursue its litigation against National Union but has agreed to limit execution on any judgment obtained against National Union to $18 million. Further, BankAtlantic agreed to and did join certain third parties as defendants in the action. Subsequently, National Union was realigned from a defendant in the action to a co-plaintiff with BankAtlantic. Pursuant to the Covenant, National Union paid BankAtlantic approximately $6.1 million on execution of the Covenant, and agreed to pay an additional $3 million, which was paid in November 1993, and approximately $2.9 million which was paid on November 1, 1994. Further, National Union agreed to reimburse BankAtlantic for additional losses (as defined) incurred in connection with the Subject Portfolio, not in excess of $18 million; the full amount of which has been paid. In the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amounts until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic of obtaining such recoveries. Thereafter National Union will be entitled to any such recoveries to the extent of the $18 million it has paid to BankAtlantic. The trial was held in February 1998 and judgment was entered in favor of BankAtlantic and National Union against over fifty third party defendants, individuals and corporations.

     Two actions were filed in New Jersey. One of the New Jersey actions was brought on behalf of the State of New Jersey and was resolved in 1995. The remaining New Jersey action, which was brought against over 25 parties, including BankAtlantic, purported to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

17. SUBJECT PORTFOLIO--(CONTINUED)

financial institutions, including BankAtlantic. This action sought, among other things, rescission of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; and plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The Plaintiffs have appealed the trial court's ruling.

     The balance of the loans associated with the Subject Portfolio amounted to approximately $6.8 million and $9.9 million at December 31, 1997 and 1996, respectively. The related dealer reserve had been completely charged-off by December 31, 1993. Net charge-offs relating to the Subject Portfolio amounted to $370,000, $666,000, and $1.0 million, for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, 11% of the loans were secured by collateral in South Florida and 89% of such loans were secured by collateral in the northeastern United States, respectively. Collateral for these loans is generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Loans in the Subject Portfolio are charged-off if payments are more than 90 days delinquent. While management believes that established reserves will be adequate to cover any additional losses that BankAtlantic may incur from the Subject Portfolio or the above described litigation, there is no assurance that this will be the case.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION

     Condensed Statements of Financial Condition at December 31, 1997 and 1996 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 1997 are shown below. (in thousands):

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                               DECEMBER 31,
                                                                          -----------------------
                                                                             1997         1996
                                                                          ----------   ----------
                                ASSETS
   Cash deposited at BankAtlantic .....................................    $ 48,514     $ 20,226
   Securities available for sale (at market value) ....................       7,233        5,843
   Loan receivable, net ...............................................       7,775            0
   Trading securities (at market value) ...............................       5,067            0
   Investment in subsidiaries and joint ventures ......................     383,126      200,760
   Deferred offering costs on junior subordinated and
     subordinated debentures ..........................................       9,107        3,156
   Income tax receivable from BankAtlantic ............................       5,312        1,819
   Other assets .......................................................         239          175
                                                                           --------     --------
     Total assets .....................................................    $466,373     $231,979
                                                                           ========     ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
   Junior subordinated debentures and subordinated debentures .........    $255,187     $ 78,500
   Due to BankAtlantic ................................................          39        2,742
   Other liabilities ..................................................       3,976        3,033
                                                                           --------     --------
   Total liabilities ..................................................     259,202       84,275
                                                                           --------     --------
   Stockholders' equity:
    Preferred Stock, $0.01 par value 10,000,000 shares
      authorized; none outstanding ....................................           0            0
    Class A common stock, $0.01 par value, authorized
      80,000,000 shares; issued and outstanding, 21,509,159 and
      18,128,782 shares ...............................................         215           78
    Class B common stock, $0.01 par value, authorized
      45,000,000 shares; issued and outstanding, 10,690,231 and
      10,542,116 shares ...............................................         107          105
    Additional paid-in capital ........................................      98,475       64,171
    Retained earnings .................................................     107,650       82,602
                                                                           --------     --------
    Total stockholders' equity before net unrealized appreciation on debt securities available for sale - net of deferred
      income taxes ....................................................     206,447      146,956
    Net unrealized appreciation (depreciation) on securities
      available for sale owned by the Company and
      BankAtlantic - net of deferred income taxes
      were ($153) and $877 for 1997 and $0 and $748
      for 1996, respectively ..........................................         724          748
                                                                           --------     --------
   Total stockholders' equity .........................................     207,171      147,704
                                                                           --------     --------
     Total liabilities and stockholders' equity .......................    $466,373     $231,979
                                                                           ========     ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                                      FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                            ---------------------------------------
                                                                                1997          1996          1995
                                                                            -----------   -----------   -----------
   Interest income on repurchase agreements and deposits
     at BankAtlantic ....................................................    $  2,337      $    597       $    51
   Interest income on loans and investments .............................         837           209            29
                                                                             --------      --------       -------
     Total interest income ..............................................       3,174           806            80
                                                                             --------      --------       -------
   Interest expense on subordinated debentures and junior
     subordinated debentures ............................................      11,689         4,018           776
                                                                             --------      --------       -------
     Net interest (expense) .............................................      (8,515)       (3,212)         (696)
   Gains of trading account securities, unrealized and realized .........       2,463             0             0
   Other expenses .......................................................        (544)          (39)           (5)
                                                                             --------      --------       --------
   Loss before income tax benefit and earnings of subsidiaries ..........      (6,596)       (3,251)         (701)
    Income tax benefit ..................................................       2,481         1,253           274
                                                                             --------      --------       -------
    (Loss) before earnings of subsidiaries ..............................      (4,115)       (1,998)         (427)
   Equity in undistributed net earnings of subsidiaries
     excluding BankAtlantic .............................................         152            27             1
   Equity in net earnings of BankAtlantic ...............................      31,732        20,982        18,845
                                                                             --------      --------       -------
     Net income .........................................................    $ 27,769      $ 19,011       $18,419
                                                                             ========      ========       =======

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEAR ENDED
                                                                                      DECEMBER 31,
                                                                         --------------------------------------
                                                                             1997         1996         1995
                                                                         ------------ ------------ ------------
                                                                                     (IN THOUSANDS)
   OPERATING ACTIVITIES:
    Net income .........................................................  $   27,769   $  19,011    $  18,419
    Adjustment to reconcile net income to net cash
      provided (used) by operating activities:
     Equity in net earnings of BankAtlantic and other subsidiaries .....     (31,884)    (21,009)     (18,846)
     Accretion on securities available for sale ........................         (57)       (209)         (29)
     Purchase of trading securities, net ...............................      (6,243)          0           69
     Sales of trading account securities ...............................       3,640           0            0
     Realized and unrealized gains on sales of
       trading securities ..............................................      (2,463)          0            0
     Amortization of subordinated and junior subordinated
       debentures' deferred costs ......................................         445         222           29
     Increase in accrued interest payable ..............................         599       1,859          522
     Increase (decrease) in other liabilities ..........................          78         (42)         416
     (Decrease) increase in receivable (payable) from (to)
       BankAtlantic ....................................................      (2,703)      3,381         (241)
     Increase in other assets ..........................................         (35)          0            0
     Increase in income tax receivable .................................      (2,474)     (1,371)        (448)
                                                                          ----------   ---------    ---------
      Net cash provided (used) by operating activities .................     (13,328)      1,842         (109)
                                                                          ----------   ---------    ---------
   INVESTING ACTIVITIES:
   Purchase of BankAtlantic preferred stock ............................           0           0       (4,000)
   Loan participations with BankAtlantic ...............................      (6,500)          0            0
   Loans originated to joint ventures ..................................      (1,633)          0            0
   Principal reduction on loans ........................................         358           0            0
   Investment in BBC Capital Trust I ...................................      (2,312)          0            0
   Investment in Florida Atlantic Securities, Inc. .....................        (237)          0            0
   Additional investment in BankAtlantic ...............................    (161,200)    (54,000)      (6,000)
   Dividends from subsidiaries .........................................      13,386       6,080        3,034
   Purchase of securities available for sale ...........................      (7,482)    (13,617)      (3,663)
   Proceeds from maturity of securities available for sale .............       5,900       9,700        1,800
                                                                          ----------   ---------    ---------
      Net cash used by investing activities ............................    (159,720)    (51,837)      (8,829)
                                                                          ----------   ---------    ---------
   FINANCING ACTIVITIES:
   Issuance of common stock upon exercise of options, net ..............       1,857         413        1,709
   Issuance of common stock, net .......................................      43,374      18,004            0
   Common stock dividends paid .........................................      (2,343)     (2,159)      (1,672)
   Preferred stock dividends paid ......................................           0           0         (677)
   Proceeds from issuance of junior subordinated debentures ............      77,062           0
   Deferred costs on junior subordinated debentures ....................      (2,908)          0
   Proceeds from notes payable .........................................           0           0        4,000
   Repayment of notes payable ..........................................           0          (1)      (3,999)
   Proceeds from issuance of subordinated debentures ...................     100,000      57,500       21,000
   Deferred costs on subordinated debentures ...........................      (3,518)     (2,356)      (1,052)
   Preferred stock redemptions .........................................           0           0       (8,383)
   Payment to acquire and retire common stock ..........................     (12,188)     (3,259)           0
                                                                          ----------   ---------    ---------
      Net cash provided by financing activities ........................     201,336      68,142       10,926
                                                                          ----------   ---------    ---------
   Increase in cash and cash equivalents ...............................      28,288      18,147        1,988
   Cash and cash equivalents at beginning of period ....................      20,226       2,079           91
                                                                          ----------   ---------    ---------
   Cash and cash equivalents at end of period ..........................  $   48,514   $  20,226    $   2,079
                                                                          ==========   =========    =========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

                                                                                        FOR THE YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                     1997        1996      1995
                                                                                  ---------- ----------- --------
                                                                                          (IN THOUSANDS)
   SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Interest paid ...............................................................  $11,090    $  1,937    $  161
    Common stock dividends declared and not paid until subsequent
      period ....................................................................      817         552       467
    Increase (decrease) in stockholders' equity from net unrealized appreciation on debt securities available for sale by BankAtlantic,
      less related deferred income taxes ........................................      (24)     (4,985)    5,540
    Increase in equity for the tax effect related to the exercise of employee
      stock options .............................................................      913         118       173
    Issuance of Class A common stock upon conversion of subordinated
      debentures ................................................................      375           0         0

19. SELECTED QUARTERLY RESULTS (UNAUDITED)

     The following tables summarize the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands except per share data):

                                               FIRST         SECOND        THIRD         FOURTH
1997                                          QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
----                                       ------------- ------------- ------------- ------------- -------------
   Interest income .......................  $    50,444   $    52,046   $    53,520   $    54,544   $   210,554
   Interest expense ......................       26,164        28,392        29,694        30,941       115,191
                                            -----------   -----------   -----------   -----------   -----------
   Net interest income ...................  $    24,280   $    23,654   $    23,826   $    23,603   $    95,363
   Provision for loan losses .............  $     2,476   $     2,686   $     3,671   $     2,435   $    11,268
                                            -----------   -----------   -----------   -----------   -----------
   Net interest income after provision
     for loan losses .....................  $    21,804   $    20,968   $    20,155   $    21,168   $    84,095
                                            -----------   -----------   -----------   -----------   -----------
   Income before income taxes ............  $    10,428   $    11,159   $    10,527   $    13,408   $    45,522
                                            -----------   -----------   -----------   -----------   -----------
   Net income ............................  $     6,341   $     6,821   $     6,429   $     8,178   $    27,769
                                            ===========   ===========   ===========   ===========   ===========
   Basic earnings per share Class A ......  $      0.22   $      0.24   $      0.24   $      0.28          0.98
                                            ===========   ===========   ===========   ===========   ===========
   Basic earnings per share Class B ......  $      0.22   $      0.23   $      0.22   $      0.26          0.94
                                            ===========   ===========   ===========   ===========   ===========
   Diluted earnings per share Class A.....  $      0.18   $      0.19   $      0.18   $      0.22          0.78
                                            ===========   ===========   ===========   ===========   ===========
   Diluted earnings per share Class B.....  $      0.18   $      0.19   $      0.18   $      0.21          0.77
                                            ===========   ===========   ===========   ===========   ===========
   Basic weighted average number of
     common Class A shares
     outstanding .........................   18,146,296    17,940,645    17,170,265    18,863,989    18,029,784
                                            ===========   ===========   ===========   ===========   ===========
   Basic weighted average number of
     common Class B shares
     outstanding .........................   10,569,392    10,742,040    10,603,426    10,680,958    10,649,135
                                            ===========   ===========   ===========   ===========   ===========
   Diluted weighted average number
     of common Class A shares
     outstanding .........................   27,107,912    26,933,436    26,474,831    31,175,239    27,893,534
                                            ===========   ===========   ===========   ===========   ===========
   Diluted weighted average number
     of common Class B shares
     outstanding .........................   11,673,630    11,767,040    12,072,176    11,812,208    11,765,385
                                            ===========   ===========   ===========   ===========   ===========

     During the fourth quarter of 1997, BankAtlantic sold residential loans for a pre-tax gain of $4.1 million.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

19. SELECTED QUARTERLY RESULTS (UNAUDITED)--(CONTINUED)

                                               FIRST         SECOND        THIRD         FOURTH
1996                                          QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
----                                       ------------- ------------- ------------- ------------- -------------
   Interest income .......................  $    32,092   $    32,758   $    38,521   $    49,260   $   152,631
   Interest expense ......................       15,620        15,096        19,610        26,705        77,031
                                            -----------   -----------   -----------   -----------   -----------
   Net interest income ...................  $    16,472   $    17,662   $    18,911   $    22,555   $    75,600
   Provision for loan losses .............  $       940   $     1,455   $     1,869   $     1,580   $     5,844
                                            -----------   -----------   -----------   -----------   -----------
   Net interest income after provision
     for loan losses .....................  $    15,532   $    16,207   $    17,042   $    20,975   $    69,756
                                            -----------   -----------   -----------   -----------   -----------
   Income before income taxes ............  $     7,851   $     9,236   $     1,977   $    12,188   $    31,252
                                            -----------   -----------   -----------   -----------   -----------
   Net income ............................  $     4,710   $     5,549   $     1,091   $     7,661   $    19,011
                                            ===========   ===========   ===========   ===========   ===========
   Basic earnings per share Class A ......  $      0.17   $      0.18   $      0.03   $      0.27   $      0.64
                                            ===========   ===========   ===========   ===========   ===========
   Basic earnings per share Class B ......  $      0.19   $      0.22   $      0.05   $      0.27   $      0.72
                                            ===========   ===========   ===========   ===========   ===========
   Diluted earnings per share Class A.....  $      0.16   $      0.18   $      0.03   $      0.21   $      0.58
                                            ===========   ===========   ===========   ===========   ===========
   Diluted earnings per share Class B.....  $      0.19   $      0.20   $      0.05   $      0.22   $      0.66
                                            ===========   ===========   ===========   ===========   ===========
   Basic weighted average number of
     common Class A shares
     outstanding .........................   15,793,315    18,452,054    18,339,399    18,117,275    17,616,000
                                            ===========   ===========   ===========   ===========   ===========
   Basic weighted average number of
     common Class B shares
     outstanding .........................   10,592,999    10,612,612    10,591,030    10,530,246    10,589,000
                                            ===========   ===========   ===========   ===========   ===========
   Diluted weighted average number
     of common Class A shares
     outstanding .........................   15,793,315    18,452,054    18,369,399    27,009,599    21,968,058
                                            ===========   ===========   ===========   ===========   ===========
   Diluted weighted average number
     of common Class B shares
     outstanding .........................   11,540,930    11,626,362    11,517,280    11,598,996    11,576,500
                                            ===========   ===========   ===========   ===========   ===========

     During the third quarter of 1996, a SAIF one-time special assessment resulted in a pre-tax charge of $7.2 million. During the fourth quarter of 1996, the Company sold office properties with a book value of $8.1 million for a pre-tax gain of $3.1 million.

20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The information set forth below provides disclosure of the estimated fair value of BankAtlantic's financial instruments presented in accordance with the requirements of Statement. of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107") issued by the FASB.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

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

     Fair values of non-performing loans are based on the assumption that non-performing loans are on a non-accrual status discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

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

     Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for such remaining maturities.

     The book value of securities sold under agreements to repurchase approximates fair value.

     The fair values of advances from FHLB, were based upon comparable terms to maturity, interest rates and issuer credit standing.

     The fair value of convertible subordinated debentures and guaranteed preferred beneficial interests in the Company's junior subordinated debentures was based on quoted market prices on NASDAQ. The fair value of other subordinated debentures and notes payable was based on discounted value of contractual cash flows based on a market discount rate.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

     The following table presents information for the Company's financial instruments at December 31, 1997 and 1996 (in thousands):

                                                   DECEMBER 31, 1997             DECEMBER 31, 1996
                                              ---------------------------   ----------------------------
                                                CARRYING         FAIR         CARRYING          FAIR
                                                 AMOUNT          VALUE         AMOUNT          VALUE
                                              ------------   ------------   ------------   -------------
   Financial assets:
    Cash and due from depository
      institutions ........................   $   82,787     $   82,787     $  102,995      $  102,995
    Federal funds sold and other
      short term investments ..............            0              0          6,148           6,148
    Securities available for sale .........      607,490        607,490        439,345         439,345
    Trading securities ....................        5,067          5,067              0               0
    Investment securities .................       55,213         55,213         54,511          54,511
    Loans receivable ......................    2,072,825      2,093,956      1,824,856       1,832,814
   Financial liabilities:
    Deposits ..............................   $1,763,733     $1,769,849     $1,832,780      $1,828,656
    Securities sold under agreements
      to repurchase and federal
      funds purchased .....................       61,216         61,216        190,588         190,593
    Advances from FHLB ....................      697,707        704,042        295,700         293,587
    Subordinated debentures and
      note payable ........................      179,600        242,440         78,500          73,036
    Guaranteed preferred beneficial
      interests in Company's junior
      subordinated debentures .............       74,750         78,488              0               0

     The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments approximates fair value (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments).

21. ACQUISITIONS

     In September 1997, the Company entered into a joint ownership agreement with a newly formed company, FASI. FASI is a full-service investment banking and securities brokerage firm. Included in other assets is the Company's investment of $237,500 to acquire 50% ownership of FASI's voting stock and a $1.5 million five year loan to FASI. The investment is accounted for under the equity method. Included in the Company's statement of operations in other non-interest income during the year ended December 31, 1997 is $13,000 of income from FASI's operations.

     Based on an agreement, the individual owning the remaining 50% of outstanding voting stock can require the Company to purchase such stock after the year 2000 through the year 2002. The sales price of the stock is based on a prescribed formula. After the year 2002 the company can require the shareholder to sell the stock to the Company based on a prescribed formula.

     In October 1997, BankAtlantic acquired a 39.5% limited partnership interest and an .5% general partnership interest in Jupiter Yacht Club, Ltd., a real estate development project in Jupiter, Florida.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

21. ACQUISITIONS--(CONTINUED)

Included in other assets is a $1.2 million investment in the limited partnership. The partnership is currently in the development stages resulting in no income or loss recorded in the statement of operations for 1997.

     On October 31, 1997, BankAtlantic acquired SLWHC for approximately $20.0 million. SLWHC is the developer of the master planned community of SLW, located in St. Lucie County, Florida.

     A preliminary analysis of the fair value of assets acquired and liabilities assumed in connection with the purchase of all the capital stock of SLWHC on October 31, 1997 follows:

(IN THOUSANDS)
--------------
   Cash ............................................................    $ 1,958
   Loans receivable, net ...........................................        425
   Real estate held for development and sale .......................     19,421
   Other assets ....................................................      1,984
                                                                        -------
   Fair value of assets acquired ...................................     23,788
   Notes payable ...................................................      1,816
   Other liabilities ...............................................      2,022
                                                                        -------
   Fair value of liabilities assumed ...............................      3,838
   Acquisition costs ...............................................         75
                                                                        -------
   Purchase of real estate developer ...............................     19,875
   Cash acquired ...................................................      1,958
                                                                        -------
   Purchase of real estate developer, net of cash acquired .........    $17,917
                                                                        =======

     Due to timing of the acquisition of SLWHC, the above allocation is subject to change based upon receipt of appraisals and further evaluation. The SLWHC acquisition, which was consummated on October 31, 1997, was accounted for by the purchase method of accounting. Included in other non-interest income is $98,000 of net income related to the above acquisition from October 31, 1997 through December 31, 1997 which included a gain on sale of real estate of $727,000 and costs and expenses of $629,000. It is not currently anticipated that the amortization of purchase accounting adjustments will have a material effect on future results of operations.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

21. ACQUISITIONS--(CONTINUED)

     The following is proforma information for the year ended December 31, 1997 and 1996 as if the SLW acquisition was consummated on January 1, 1997 and 1996, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented (in thousands, except for per share data):

                                                                     DECEMBER 31, 1997          DECEMBER 31, 1996
                                                                 -------------------------   ------------------------
                                                                  HISTORICAL     PROFORMA     HISTORICAL     PROFORMA
                                                                 ------------   ----------   ------------   ---------
   Net interest income after provision for loan loss .........      $84,095      $83,310        $69,756      $68,889
                                                                    -------      -------        -------      -------
   Noninterest income ........................................       43,359       42,543         33,737       28,510
   Noninterest expenses ......................................       81,932       81,932         72,241       72,241
                                                                    -------      -------        -------      -------
   Net income before provision for income taxes ..............       45,522       43,921         31,252       25,158
   Provision for income taxes ................................       17,753       17,135         12,241        9,890
                                                                    -------      -------        -------      -------
     Net income ..............................................      $27,769      $26,786        $19,011      $15,268
                                                                    =======      =======        =======      =======
   Basic earnings per share Class A ..........................      $  0.98      $  0.95        $  0.64      $  0.51
                                                                    =======      =======        =======      =======
   Basic earnings per share Class B ..........................      $  0.94      $  0.91        $  0.72      $  0.60
                                                                    =======      =======        =======      =======
   Diluted earnings per share Class A ........................      $  0.78      $  0.75        $  0.58      $  0.47
                                                                    =======      =======        =======      =======
   Diluted earnings per share Class B ........................      $  0.77      $  0.74        $  0.66      $  0.55
                                                                    =======      =======        =======      =======

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

     BNAB's primary asset was its wholly owned subsidiary, Bank of North America ("BNA"), a Florida chartered commercial bank. BNA had assets of $525.5 million and a net loss of $2.5 million for the nine months ended September 30, 1996 and net income of $2.2 million for the year ended December 31, 1995. BNA had 13 branches, 5 of which were consolidated with existing branches.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

21. ACQUISITIONS--(CONTINUED)

     The fair value of assets acquired and liabilities assumed in conjunction with the purchase of all the capital stock of Bank of North America in 1996 and MegaBank in 1995 is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
   Cash ...................................................    $ 16,814     $  6,512
   Interest bearing deposits with banks ...................      19,795            0
   Investments ............................................           0        1,700
   FHLB stock .............................................       2,788            0
   Deferred tax asset .....................................       2,464        2,718
   Loans receivable, net ..................................     395,030      116,389
   Debt securities available for sale .....................      66,371       18,119
   Cost over fair value of net assets acquired ............      19,313       12,072
   Accrued interest receivable ............................       4,181        1,208
   Real estate owned ......................................       1,017          348
   Investment in real estate held for sale ................           0            0
   Property and equipment .................................       6,098          613
   Mortgage loan servicing rights .........................       4,047            0
   Non-competition agreement ..............................           0          900
   Other assets ...........................................       8,220        3,116
                                                               --------     --------
     Fair value of assets acquired ........................     546,138      163,695
   Deposits ...............................................     469,092      120,165
   Securities sold under agreements to repurchase .........       1,935       20,615
   FHLB advances ..........................................       5,027            0
   Notes payable ..........................................           0            0
   Advances by borrowers for taxes and insurance ..........       8,740            0
   Other liabilities ......................................       6,874        1,954
                                                               --------     --------
     Fair value of liabilities assumed ....................     491,668      142,734
   Acquisition costs ......................................         655          465
                                                               --------     --------
   Purchase of Bank .......................................      55,125       21,426
                                                               --------     --------
   Cash acquired ..........................................      16,814        6,512
                                                               --------     --------
   Purchase of Bank, net of cash acquired .................    $ 38,311     $ 14,914
                                                               ========     ========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

21. ACQUISITIONS--(CONTINUED)

     The following table indicates the estimated net decrease in earnings resulting from the net amortization/accretion of the adjustments, including the excess of costs over fair value of net assets acquired, resulting from the use of the purchase method of accounting during each of the years 1998 through 2002 for the Bank acquisitions. The amounts (in thousands) assume no sales or dispositions of the related assets or liabilities.

                               NET DECREASE
                                  OF NET
YEARS ENDING DECEMBER 31,        EARNINGS
---------------------------   -------------
   1998 ...................     $  (2,620)
   1999 ...................     $  (2,497)
   2000 ...................     $  (2,508)
   2001 ...................     $  (2,508)
   2002 ...................     $  (2,508)
   Thereafter .............     $ (13,646)

     Adjustments to fair value are being amortized on a straight-line basis, which approximates the level yield method, over the estimated average term of three years for loans and investments, and one year for deposits. Cost over fair value of net assets acquired does not qualify for amortization for tax purposes. Costs over fair value of net assets acquired is being amortized on a straight-line basis over its estimated useful life of 15 years and 10 years for the BNA and MegaBank acquisitions, respectively. The cost over fair value of net assets acquired as of December 31, 1997 and 1996 is $26.2 million and $28.6 million. The $900,000 non-competition agreement is considered an intangible asset for tax purposes and amortized ratably over 15 years. At December 31, 1997 and 1996, the non-competition agreement balance was $139,000 and $417,000, respectively. The agreement is being amortized on a straight-line basis for financial statement purposes over its useful life which was revised from six years to approximately three years upon the resignation of the former MegaBank CEO from BankAtlantic.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

21. ACQUISITIONS--(CONTINUED)

     The following is proforma information for the year ended December 31, 1996 and 1995 as if the Bank acquisitions were consummated on January 1, 1996 and 1995, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented (in thousands, except for per share data):

                                                                                  FOR THE YEAR ENDED
                                                                ------------------------------------------------------
                                                                    DECEMBER 31, 1996           DECEMBER 31, 1995
                                                                -------------------------   --------------------------
                                                                 HISTORICAL     PROFORMA     HISTORICAL      PROFORMA
                                                                ------------   ----------   ------------   -----------
Interest income .............................................     $152,631      $182,921      $130,077      $170,071
Interest expense ............................................       77,031        95,975        65,686        91,756
Provision for loan losses ...................................        5,844         9,087         4,182         5,332
                                                                  --------      --------      --------      --------
Net interest income after provision for loan losses .........       69,756        77,859        60,209        72,983
                                                                  --------      --------      --------      --------
Net Income ..................................................     $ 19,011      $ 13,807      $ 18,419      $ 17,143
                                                                  ========      ========      ========      ========
Basic earnings per share Class A ............................     $   0.64      $   0.45      $    N/A      $    N/A
                                                                  ========      ========      ========      ========
Basic earnings per share Class B ............................     $   0.72      $   0.55      $   0.64      $   0.59
                                                                  ========      ========      ========      ========
Diluted earnings per share Class A ..........................     $   0.58      $   0.42      $    N/A      $    N/A
                                                                  ========      ========      ========      ========
Diluted earnings per share Class B ..........................     $   0.66      $   0.51      $   0.62      $   0.57
                                                                  ========      ========      ========      ========

     The proforma includes losses incurred by BNA of $3.0 million on the sale of treasury notes and a $2.3 million SAIF one-time special assessment.

22. OTHER INFORMATION

     Alan B. Levan serves as the Chairman, Chief Executive Officer and President of BankAtlantic, the Company and BFC. John E. Abdo is the Vice Chairman of BankAtlantic, the Company, and BFC and also President and Chief Executive Officer of St. Lucie West Holding Corp., a wholly owned subsidiary of BankAtlantic Development Corporation and President of BankAtlantic Development Corporation, a wholly owned subsidiary of BankAtlantic.

23. SUBSEQUENT EVENTS (UNAUDITED)

     On February 9, 1998 the Company entered into a definitive agreement with Ryan, Beck & Co. ("RBCO") whereby all of RBCO outstanding shares would be acquired by the Company in exchange for shares of the Company's Class A common stock. RBCO will be a wholly-owned subsidiary of the Company, however it is anticipated that it will be an autonomous independent subsidiary, operated by RBCO's current management. RBCO, based in New Jersey, engages in underwriting, market making distribution, trading of bank and thrift equity and debt securities, tax exempt bonds, consulting, research and financial advisory services. The total assets and equity of RBCO at December 31, 1997 were $56.6 million and $14.7 million, respectively, and net income for the year ended December 31, 1997 was $ 3.9 million. The agreement establishes an exchange ratio of .761 shares of Class A common stock for each share of RBCO, which ,based on the closing price of the Class A common stock on February 9, 1998, results in an aggregate purchase price of approximately $39.4 million. As part of the

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

23. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

agreement, the Company has agreed to grant RBCO a long-term subordinated loan to enable RBCO to expand into new products and markets.

     The agreement establishes an incentive and retention pool, under which additional Class A shares representing approximately 20% of the transaction value from the acquisition will be allocated to key employees of RBCO. The allocated shares will be distributed in four years to employees who remain for the period. It is anticipated that the retention pool will be considered compensation under generally accepted accounting principals.

     The agreement is subject to the receipt of all regulatory approvals and the approval of the shareholders of RBCO. It is anticipated that the transaction will be closed, contingent upon the above approvals, in the second quarter of 1998 and will be accounted for under the purchase method of accounting.

     On February 26, 1998, the Company entered into an agreement to acquire Leasing Technology Inc. ("LTI"). LTI is engaged in all facets of equipment leasing and financing. LTI principally leases or finances trucks, manufacturing and construction equipment to businesses primarily located in South Florida. Total assets and equity at December 31, 1997 were $10.9 million and $2.3 million, respectively, and LTI's adjusted income before taxes for the year ended December 31, 1997 was $1.5 million. The aggregate purchase price is $9.3 million. All of LTI's outstanding shares will be acquired by the Company for Class A common stock. LTI is anticipated to operate as a wholly-owned subsidiary of BankAtlantic and the acquisition will be accounted for under the purchase method of accounting.

     The agreement is subject to the receipt of all regulatory approvals. It is anticipated that the transaction will be closed, contingent upon the above approvals in the first quarter of 1998.

     On February 3, 1998, a special meeting of shareholders of the Company was held. The Company's Class A and Class B common shareholders approved an amendment to the Company's Articles of Incorporation increasing the authorized number of Class A and Class B common shares to 80,000,000 and 45,000,000, respectively.

     In February 1998 a judgment related to the Subject Portfolio was entered in favor of BankAtlantic. See Note 17 for further discussion.

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

   Independent Auditor's Report dated January 21, 1998, except as to Note 23 which is dated February 27, 1998.

   Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

   Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997.

   Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended December 31, 1997.

   Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997.

   Notes to Consolidated Financial Statements for the three years ended December 31, 1997.

 (2) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

 (3) EXHIBITS

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

  EXHIBIT
  NUMBER               DESCRIPTION                                      REFERENCE
  ------               -----------                                      ---------
 3.1         Amended and Restated              Exhibit 3.1 to the Registrant's Registration Statement on
             Articles of Incorporation.        Form S-3, filed on June 5, 1996 (Registration No. 333-
                                               05287).

 3.2         Amendment to the Articles         Filed with this report.
             of Incorporation.

 3.3         Bylaws.                           Exhibit 3.2 to the Registrant's Registration Statement on
                                               Form S-4, filed on May 5, 1994 (Registration No. 33-
                                               77708).

10.1         Indenture for the Registrant's    Exhibit 4.1 to the Registrant's Registration Statement on
             9% Subordinated Debentures        Form S-2, filed on August 25, 1995 (Registration No.
             due 2005.                         33-96184).

10.2         Indenture for the Registrant's    Exhibit 4.1 to the Registrant's Registration Statement on
             6-3/4% Convertible Subordinated   Form S-3, filed on June 5, 1996 (Registration No. 333-
             Debentures due 2006.              05287).

10.3         Indenture for the Registrant's    Exhibit 4.1 to the Registrant's Registration Statement on
             9-1/2% Junior Subordinated        Form S-3, filed on March 21, 1997 (Registration No.
             Debentures due 2027.              333-23771 and 333-23771-01).

10.4         Indenture for the Registrant's    Exhibit 4.1 to the Registrant's Registration Statement on
             5-5/8% Convertible Subordinated   Form S-3, filed on October 27, 1997 (Registration No.
             Debentures due 2007.              333-38799).

10.5         Key Employees' Stock              Exhibit 10.1 to the Registrant's Registration Statement on
             Option Plan.                      Form S-4, filed on May 5, 1994 (Registration No. 33-
                                               77708).

10.6         BankAtlantic Bancorp 194          Exhibit 10.2 to the Registrant's Registration Statement on
             Stock Option Plan.                Form S-4, filed on May 5, 1994 (Registration No. 33-
                                               77708).

10.7         BankAtlantic Bancorp 1996         Appendix A to the Registrant's Definitive Proxy Statement
             Stock Option Plan.                filed on April 25, 1996

12.1         Ratio of Earnings to Fixed        Filed with this Report.
             Charges.

21.1         Subsidiaries of the               Filed with this Report.
             Registrant.

23.1         Consent of KPMG Peat              Filed with this Report.
             Marwick, LLP.

27           Financial Data Schedule.          Filed with this Report.

(B) REPORTS ON FORM 8-K

             Ryan, Beck & Co. and              Form 8K filed on February 13, 1998.
             BankAtlantic Bancorp, Inc.
             acquisition agreement dated
             as of February 9, 1998

             Acquisition of St. Lucie West     Form 8K filed on November 6, 1998.
             Holding Corp., dated as of
             October 31, 1997

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANKATLANTIC BANCORP, INC.

March 13, 1998                          By: /s/ ALAN B. LEVAN
                                            ------------------------------------
                                                Alan B. Levan,
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURES                                        TITLE
              ----------                                        -----
/s/ ALAN B. LEVAN                       Chairman of the Board, Chief Executive Officer
--------------------------------          and President
Alan B. Levan

/s/ JOHN E. ABDO                        Vice Chairman of the Board; President of
--------------------------------          BankAtlantic Development Corporation
John E. Abdo

/s/ FRANK V. GRIECO                     Senior Executive Vice President and Director
--------------------------------
Frank V. Grieco

/s/ JASPER R. EANES                     Executive Vice President and Chief Financial Officer
--------------------------------
Jasper R. Eanes

/s/ STEVEN M. COLDREN                   Director
--------------------------------
Steven M. Coldren

/s/ MARY E. GINESTRA                    Director
--------------------------------
Mary E. Ginestra

/s/ BRUNO DI GIULIAN                    Director
--------------------------------
Bruno Di Giulian

/s/ CHARLIE C. WINNINGHAM, II           Director
--------------------------------
Charlie C. Winningham, II


                                 EXHIBIT INDEX

EXHIBIT                                                          PAGE
-------                                                          ----
 3.2      Amendment to the Articles of Incorporation.

12.1      Ratio of Earnings to Fixed Charges.

21.1      Subsidiaries of the Registrant.

23.1      Consent of KPMG Peat Marwick, LLP.

27        Financial Data Schedule.