Form 10-Q
period 1998-03-31
BANKATLANTIC BANCORP INC
filed 1998-05-19
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission file number 34-027228

                           BANKATLANTIC BANCORP, INC.
                           --------------------------
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

                      YES [X]                     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                      Outstanding at
     Title of Each Class                               May 1. 1998

Class A Common Stock, par value $0.01 per share        22,746,543
Class B Common Stock, par value $0.01 per share        10,318,382

                               TABLE OF CONTENTS




FINANCIAL INFORMATION                                          Page Reference


Financial Statements................................................... 1-8

Consolidated Statements of Financial Condition - March 31, 1998
and 1997 and December 31, 1997 - Unaudited.............................   1


Consolidated Statements of Operations - For the Three Months Ended
March 31, 1998 and 1997 - Unaudited....................................   2


Consolidated Statements of Stockholders' Equity for the Three
Months Ended March 31, 1998 and 1997 - Unaudited.......................   3


Consolidated Statements of Cash Flows - For the Three Months Ended
March 31, 1998 and 1997 - Unaudited.................................... 4-5


Notes to Consolidated Financial Statements - Unaudited................. 6-8


Management's Discussion and Analysis of Financial Condition and
Results of Operations................................................. 9-15


OTHER INFORMATION

Exhibits and Reports on Form 8K.......................................   16

Signatures............................................................   17

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                   March 31,   December 31,  March 31,
(In thousands, except share data)                                     1998         1997         1997
                                                                   ---------   -----------   ---------
ASSETS
Cash and due from depository institutions .....................   $   72,102   $   82,787   $   81,099
Federal Funds sold ............................................       21,000            0            0
Other interest bearing deposits with depository institutions ..            0            0       22,998
Loans receivable, net .........................................    2,496,510    1,911,263    1,835,233
Loans available for sale ......................................      139,903      161,562       16,208
Investment securities-net, held to maturity, at cost which
 approximates market value ....................................       48,499       55,213       46,715
Securities available for sale, at market value ................      458,123      607,490      572,783
Trading securities, at market value ...........................        7,804        5,067        6,349
Accrued interest receivable ...................................       26,601       22,624       21,333
Real estate held for development and sale, net ................       17,736       18,638            0
Real estate owned, net ........................................        5,660        7,528        4,713
Office properties and equipment, net ..........................       51,342       51,130       47,884
Federal Home Loan Bank stock, at cost which approximates market
 value ........................................................       48,587       34,887       19,137
Mortgage servicing rights .....................................       45,159       38,789       27,408
Deferred tax asset, net .......................................        3,322        3,197        5,481
Cost over fair value of net assets acquired ...................       35,063       26,188       28,050
Other assets ..................................................       49,097       38,117       37,694
                                                                   ---------    ---------    ---------
Total assets ..................................................   $3,526,508   $3,064,480   $2,773,085
                                                                   =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ......................................................   $1,830,083   $1,763,733   $1,824,189
Advances from FHLB ............................................      971,709      697,707      382,702
Federal Funds purchased .......................................            0        2,500            0
Securities sold under agreements to repurchase ................      117,389       58,716      255,967
Subordinated debentures and notes payable .....................      179,596      179,600       78,500
Guaranteed preferred beneficial interests in the Company's
 Junior Subordinated Debentures ...............................       74,750       74,750            0
Advances by borrowers for taxes and insurance .................       72,762       39,397       43,612
Other liabilities .............................................       63,176       40,906       35,510
                                                                   ---------    ---------    ---------
Total liabilities .............................................    3,309,465    2,857,309    2,620,480
                                                                   ---------    ---------    ---------

Stockholders' equity:
Preferred stock,  $0.01 par value, 10,000,000 shares authorized:
 none issued and outstanding ...................................           0            0            0
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares; issued and outstanding 22,383,185, 21,509,159 and
 18,252,888 shares .............................................         224          215           78
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares; issued and outstanding, 10,612,664, 10,690,231 and
 10,735,440 shares .............................................         106          107          107
Additional paid-in capital .....................................     104,373       98,475       65,612
Retained earnings ..............................................     112,052      107,650       88,377
                                                                   ---------    ---------    ---------
Total stockholders' equity before accumulated other
 comprehensive income (loss) ...................................     216,755      206,447      154,174
  Accumulated other comprehensive income - net unrealized
   appreciation (depreciation) on securities available for
   sale - net of deferred income taxes .........................         288          724       (1,569)
                                                                   ---------    ---------    ---------
Total stockholders' equity .....................................     217,043      207,171      152,605
                                                                   ---------    ---------    ---------
Total liabilities and stockholders' equity                        $3,526,508   $3,064,480   $2,773,085
                                                                   =========    =========    =========

                     See Notes to Consolidated Financial Statements - Unaudited



                         CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                             For the Three Months
(In thousands, except share data)                                               Ended March 31,
---------------------------------                                          ------------------------

Interest income:                                                              1998          1997
----------------                                                           ----------    ----------
Interest and fees on loans and leases ..............................      $    47,139   $    41,123
Interest on banker's acceptances ...................................              460             0
Interest and dividends on securities available for sale ............            9,987         7,542
Interest and dividends on investment securities held to maturity
 and trading securities ............................................            2,224         1,779
                                                                           ----------    ----------
Total interest income ..............................................           59,810        50,444
                                                                           ----------    ----------
Interest expense:
Interest on deposits ...............................................           16,458        17,275
Interest on advances from FHLB .....................................           10,712         4,801
Interest on securities sold under agreements to repurchase .........            3,080         2,549
Interest on subordinated debentures, guaranteed preferred interest in the Company's
Junior Subordinated Debentures and notes payable ...................            4,867         1,539
                                                                           ----------    ----------
Total interest expense .............................................           35,117        26,164
                                                                           ----------    ----------
Net interest income ................................................           24,693        24,280
Provision for loan losses ..........................................            3,407         2,476
                                                                           ----------    ----------
Net interest income after provision for loan losses ................           21,286        21,804
                                                                           ----------    ----------
Non-interest income:
Loan servicing and other loan fees .................................              492         1,571
Gains on sales of loans available for sale .........................            1,728           451
Gains on sales of mortgage servicing rights ........................            2,038         2,433
Gains on sales of securities available for sale ....................            1,720           253
Unrealized and realized gains (losses) on trading securities .......              171           (68)
Real estate held for development and sale activity, net ............             (951)            0
Transaction fees ...................................................            2,600         2,145
ATM fees ...........................................................            1,297         1,314
Other ..............................................................              840           925
                                                                           ----------    ----------
Total non-interest income ..........................................            9,935         9,024
                                                                           ----------    ----------
Non-interest expense:
Employee compensation and benefits .................................           11,468         9,547
Occupancy and equipment ............................................            5,128         4,792
Federal insurance premium ..........................................              262           208
Advertising and promotion ..........................................              491           369
Foreclosed asset activity, net .....................................             (169)           13
Amortization of cost over fair value of net assets acquired ........              659           627
Other ..............................................................            5,071         4,844
                                                                           ----------    ----------
Total non-interest expense .........................................           22,910        20,400
                                                                           ----------    ----------
Income before income taxes .........................................            8,311        10,428
Provision for income taxes .........................................            3,055         4,087
                                                                           ----------    ----------
Net income .........................................................      $     5,256   $     6,341
                                                                           ==========    ==========
Basic earnings per share Class A common stock ......................      $      0.17   $      0.22
                                                                           ==========    ==========
Basic earnings per share Class B common stock ......................      $      0.15   $      0.22
                                                                           ==========    ==========
Diluted earnings per share Class A common stock ....................      $      0.14   $      0.18
                                                                           ==========    ==========
Diluted earnings per share Class B common stock ....................      $      0.13   $      0.18
                                                                           ==========    ==========
Basic weighted average shares outstanding Class A common stock .....       21,809,903    18,146,296
                                                                           ==========    ==========
Basic weighted average shares outstanding Class B common stock .....       10,768,956    10,569,392
                                                                           ==========    ==========
Diluted weighted average shares outstanding Class A common stock ...       38,764,353    27,107,913
                                                                           ==========    ==========
Diluted weighted average shares outstanding Class B common stock ...       11,879,710    11,673,630
                                                                           ==========    ==========

                      See Notes to Consolidated Financial Statements - Unaudited


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                                                             Net
                                                                                                          Unrealized
                                                                                                         Appreciation
                                                                                                             on
                                                     Compre-                 Additional                   Securities
                                                     hensive      Common      Paid-in       Retained       Available
(In thousands)                                       Income       Stock       Capital       Earnings       For Sale        Total
--------------                                       -------      ------     ----------     --------     ------------    --------
BALANCE, DECEMBER 31, 1996 ......................                $   183     $  64,171      $ 82,602      $     748      $147,704
Comprehensive income
 Net income .....................................   $ 6,341            0             0         6,341              0         6,341
                                                     ------
 Other comprehensive income, net of tax:
  Unrealized loss on securities available for
   sale..........................................    (2,275)
  Reclassification adjustment for gains and
   losses included in net income ................       (42)
                                                     ------
  Other comprehensive income ....................    (2,317)
                                                     ------
Comprehensive income ............................   $ 4,024
                                                     ======
Dividends on Class A common stock ...............                      0             0         (253)             0          (253)
Dividends on Class B common stock ...............                      0             0         (313)             0          (313)
Exercise of Class B common stock options ........                      2         1,099            0              0         1,101
Tax effect relating to the exercise of stock
 options ........................................                      0           342            0              0           342
Net change in unrealized appreciation
 (depreciation)on securities available for
 sale-net of deferred income taxes ..............                      0             0            0         (2,317)       (2,317)
                                                                  ------      --------      -------       --------       -------
BALANCE, MARCH 31, 1997 .........................                $   185     $  65,612     $ 88,377      $  (1,569)     $152,605
                                                                  ======      ========      =======       ========       =======

BALANCE, DECEMBER 31, 1997 ......................                $   322     $  98,475     $107,650      $     724      $207,171
 Net income .....................................   $ 5,256            0             0        5,256              0         5,256
                                                     ------
 Other comprehensive income, net of tax:
  Unrealized gain on securities available for ...        51
   sale
  Reclassification adjustment for gains and
   losses included in net income ................      (487)
                                                     ------
 Other comprehensive income .....................      (436)
                                                     ------
Comprehensive income ............................   $ 4,820
                                                     ======
Dividends on Class A common stock ...............                      0             0         (599)             0          (599)
Dividends on Class B common stock ...............                      0             0         (255)             0          (255)
Exercise of Class B common stock options ........                      2           760            0              0           762
Exercise of Class A common stock options ........                      0            93            0              0            93
Tax effect relating to the exercise of stock
 options ........................................                      0           286            0              0           286
Purchase and retirement of Class B common stock .                     (2)       (4,439)           0              0        (4,441)
Issuance of Class A common stock upon acquisition
 of Leasing Technology, Inc. ....................                      7         8,358            0              0         8,365
Issuance of Class A common stock upon conversion
 of subordinated debentures, net ................                      1           840            0              0           841
Net change in unrealized appreciation
 (depreciation)on securities available for
 sale-net of deferred income taxes ..............                      0             0            0           (436)         (436)
                                                                 -------      --------      -------       --------       -------
BALANCE, MARCH 31, 1998 .........................               $    330     $ 104,373     $112,052      $     288      $217,043
                                                                 =======      ========      =======       ========       =======

                      See Notes to Consolidated Financial Statements - Unaudited


                         CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                      For the Three Months
(In thousands, except share data)                                                        Ended March 31,
                                                                                     ---------------------
Operating activities:                                                                  1998         1997
                                                                                     --------     --------

Net income ......................................................................   $   5,256    $   6,341
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .......................................................       3,407        2,476
Provision for (reversal of) allowance for losses on real estate owned ...........         432            0
Depreciation ....................................................................       1,505        1,290
Amortization of mortgage servicing rights .......................................       3,970        1,833
Gains on sales of mortgage servicing rights .....................................      (2,038)      (2,433)
Decrease in deferred tax asset, net .............................................        (447)        (671)
Net accretion of securities .....................................................        (471)        (131)
Unrealized and realized (gains) losses on trading securities, net ...............        (171)          68
Purchases of trading securities .................................................      (1,441)      (6,417)
Net amortization of deferred loan origination fees ..............................        (297)        (290)
Gains on sales of real estate owned .............................................        (724)         (79)
Gains on sales of real estate held for development and sale .....................        (100)           0
Gains on sales of securities available for sale .................................      (1,720)        (253)
Proceeds from sales of loans available for sale .................................      95,619       25,005
Fundings of loans available for sale ............................................     (17,056)     (13,074)
Gains on sales of loans available for sale ......................................      (1,728)        (451)
Provision for (recovery from) tax certificate losses ............................         (35)          78
Amortization of dealer reserve ..................................................       2,128        2,061
Amortization of cost over fair value of net assets acquired .....................         659          627
Net accretion of purchase accounting adjustments ................................         (37)        (221)
Amortization of deferred borrowing costs ........................................         200           85
Increase in accrued interest receivable .........................................      (3,977)        (578)
Decrease (increase) in other assets .............................................      (1,544)         769
Net losses (gains) on sales of property and equipment ...........................          (2)          18
Increase in other liabilities ...................................................       5,526        5,155
                                                                                     --------     --------
Net cash provided by operating activities .......................................      86,914       21,208
                                                                                     --------     --------
Investing activities:
Proceeds from redemption and maturities of investment securities ................      11,787       12,311
Purchase of investment securities ...............................................      (5,038)      (4,593)
Proceeds from sales of securities available for sale ............................     334,836       91,519
Principal collected on securities available for sale ............................      30,159       43,147
Purchases of securities available for sale ......................................    (215,648)    (271,434)
Proceeds from sales of FHLB stock ...............................................           0        1,550
FHLB stock acquired .............................................................     (13,700)      (5,900)
Principal reduction on loans ....................................................     309,861      218,968
Loan fundings for portfolio .....................................................    (233,916)    (190,361)
Loans purchased .................................................................    (778,401)     (68,957)
Proceeds from maturities of banker's acceptances ................................     135,985          208
Fundings of banker's acceptances ................................................     (91,381)         (77)
Proceeds from sales of banker's acceptances .....................................      24,593            0
Net increase in other interest bearing deposits with depository institutions ....           0      (22,998)
Additions to dealer reserve .....................................................      (2,086)      (2,630)
Proceeds from sales of real estate owned ........................................       3,192          429
Mortgage servicing rights acquired ..............................................     (17,027)      (9,155)
Proceeds from sales of mortgage servicing rights ................................      15,394        1,291
Cost of equipment acquired for lease ............................................      (1,657)           0
Additions to office property and equipment ......................................      (1,596)        (918)
Investment in joint ventures ....................................................      (1,345)           0
Proceeds from sales of real estate held for development and sale ................         840            0
Additional investment in real estate held for development and sale ..............        (847)           0
Acquisition of Leasing Technology, Inc., net of cash acquired ...................        (300)           0
                                                                                     --------     --------
Net cash (used) by investing activities .........................................    (496,295)    (207,600)
                                                                                     --------     --------

                     See Notes to Consolidated Financial Statements - Unaudited (Continued)


                              CONSOLIDATED STATEMENTS FOR CASH FLOWS - UNAUDITED
                                                    (CONTINUED)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                     -------------------------
                                                                                       1998             1997
                                                                                     --------         --------
Financing activities:

Net increase (decrease) in deposits .........................................          52,987          (21,847)
Interest credited to deposits ...............................................          13,363           13,311
Repayments of FHLB advances .................................................        (150,998)        (160,000)
Proceeds from FHLB advances .................................................         425,000          247,002
Net  increase  in securities sold under agreements to repurchase ............          58,673           65,379
Net decrease in federal funds purchased .....................................          (2,500)               0
Repayment of notes payable ..................................................          (6,396)               0
Increase in notes payable ...................................................             605                0
Issuance of common stock relating to exercise of employee stock options .....             855            1,101
Payments to acquire and retire common stock .................................          (4,441)               0
Receipts of advances by borrowers for taxes and insurance ...................          33,365           13,953
Common stock dividends paid .................................................            (817)            (551)
                                                                                     --------         --------
Net cash provided  by financing activities ..................................         419,696          158,348
                                                                                     --------         --------
Increase  in cash and cash equivalents ......................................          10,315          (28,044)
Cash and cash equivalents at beginning of period ............................          82,787          109,143
                                                                                     --------         --------
Cash and cash equivalents at end of period ..................................       $  93,102        $  81,099
                                                                                     ========         ========

Supplementary disclosure and non-cash investing and financing activities:
Interest paid on borrowings and deposits ....................................       $  31,744        $  26,599
Income taxes paid ...........................................................           1,361              910
Loans transferred to real estate owned ......................................           1,032              145
Proceeds receivable from sales of mortgage servicing rights .................           6,331            6,058
Purchased residential loans held to maturity transferred to
 available for sale .........................................................          50,377                0
Issuance of Class A common stock upon acquisition of LTI ....................           8,365                0
Issuance of Class A common stock upon conversion of subordinated
 debentures .................................................................             841                0
Decrease in deferred offering costs upon conversion of subordinated
 debentures .................................................................             (42)               0
Decrease in subordinated debentures upon conversion to Class A
 common stock ...............................................................             883                0
Loan charge-offs ............................................................           3,040            2,423
Tax certificate charge-offs, net of (recoveries) ............................            (220)            (226)
Class A common stock dividend; not paid until April .........................             599              253
Class B common stock dividends; not paid until April ........................             255              313
Increase in equity for the tax effect related to the exercise of
 employee stock options .....................................................             286              342
Change in net unrealized appreciation (depreciation) on securities
 available for sale .........................................................            (718)          (3,772)
Change in deferred taxes on net unrealized appreciation (depreciation)
 on securities available for sale ...........................................            (282)          (1,455)
Change in stockholders' equity from net unrealized appreciation
 (depreciation)on securities available for sale, less related
 deferred income taxes ......................................................            (436)          (2,317)
Accrual for mortgage servicing rights purchased and not paid for ............          13,000                0
Decrease in real estate held for development and sale resulting from
 St. Lucie West("SLWHC")adjustments to purchase accounting ..................           1,009                0
Increase in other assets resulting from SLWHC purchase accounting adjustments           1,009                0
                                                                                    =========         ========


                        See Notes to Consolidated Financial Statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of
BankAtlantic, its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. However, the Company recently entered into an agreement, contingent upon necessary approvals, to acquire Ryan, Beck & Co., ("RBCO") an investment banking firm and on March 26, 1998 provided RBCO with a $10.0 million subordinated loan which is not contingent upon consummation of the acquisition. The Company recently acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and financing business. It is anticipated that LTI will operate as a wholly owned subsidiary of BankAtlantic subject to pending regulatory approval. The Company also recently invested in real estate joint ventures. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 1998 and 1997, the consolidated results of operations for the three months ended March 31, 1998 and 1997, the consolidated stockholders' equity for the three months ended March 31, 1998 and 1997 and the consolidated cash flows for the three months ended March 31, 1998 and 1997. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997.

2.  Equity Capital

     In March 1998, the Company announced a plan to purchase up to 2.0 million shares of common stock. During the three months ended March 31, 1998, the Company paid $4.4 million to repurchase and retire 303,500 shares of Class B common stock. During the three months ended March 31, 1998, the Company issued 134,804 shares of Class A common stock upon the conversion of $883,000 in principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2006 (the "6 3/4% Convertible Debentures") at a conversion price of $6.55. This conversion increased stockholders' equity $841,000, net of offering costs.

3.  Sales of  Financial Assets

     During the three months ended March 31, 1998 and 1997, the Company sold $19.7 million and $5.3 million of mortgage servicing rights realizing gains of $2.0 million and $2.4 million, respectively, and these mortgage servicing rights related to approximately $1.3 billion and $518.2 million of underlying loans, respectively. Included in other assets at March 31, 1998 and December 31, 1997 were $13.7 million and $7.4 million of receivables, respectively, from the sales of mortgage servicing rights. During the three months ended March 31, 1998, the Company sold $328.1 million of mortgage-backed securities and $5.0 million of treasury notes, for an aggregate gain of $1.7 million. During the three months ended March 31, 1997, the Company sold $91.3 million of treasury notes for a $253,000 gain. All securities sold were classified as securities available for sale.

4.  Trading Securities

     During the three months ended March 31, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain at the date of transfer. The unrealized and realized gains (losses) on trading securities for the three months ended March 31, 1998 and 1997 were $171,000 and $(68,000), respectively.

5.  St. Lucie West

     In October 1997, BankAtlantic acquired the St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County, Florida. Upon further evaluation of the fair value of assets acquired in connection with the SLWHC acquisition, an additional $1.0 million of utility receivable and road impact fees was added to other assets with a corresponding reduction in land held for development and sale. The Company will likely make further adjustments to the purchase accounting allocations after an evaluation of an appraisal from an independent third party.

6.   Comprehensive Income

     In June 1997 the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive income". The statement became effective for the Company on January 1, 1998 with earlier financial statements reclassified to reflect the application of FAS 130. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Some of the items included in comprehensive income are unrealized gains and losses on securities available for sale, foreign currency translations and underfunded pension obligations. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in an earlier period. Implementation of FAS 130 required additional disclosure in the Company's financial statements and had no impact on the Company's Statement of Financial Condition or Statement of Operations. The income tax benefit relating to the reclassification adjustment for the three months ended March 31, 1998 and 1997 was $306,000 and $26,000, respectively.

7.  Acquisitions and Potential Acquisitions

     On March 20, 1998, the Company acquired LTI, a company engaged in the equipment leasing and finance business. LTI principally leases or finances trucks, and manufacturing and construction equipment to businesses located primarily in South Florida. LTI was acquired by the Company in exchange for 718,413 shares of Class A common stock and $300,000 cash in a merger transaction accounted for under the purchase method of accounting. The Class A common stock received by the LTI shareholders is subject to restrictions prohibiting transfers for periods ranging from one to three years. The estimated fair value of Class A common stock issued in the acquisition was reduced by 10% to reflect the contractual transfer restrictions. However this valuation is subject to change based on a valuation appraisal report to be received from an independent third party. Cost over fair value of net assets acquired is being amortized over a 25 year period.

     The preliminary analysis of the fair value of assets acquired and liabilities assumed in connection with the acquisition of LTI effective March 1, 1998 for financial reporting follows:


(In thousands)
Leases receivable .................................   $ 9,038
Securities available for sale .....................       121
Property and equipment ............................       119
Other assets ......................................     1,120
Notes payable .....................................    (6,670)
Other liabilities .................................    (3,893)
Deferred income tax liability .....................      (604)
                                                       ------
Fair value of net asset acquired ..................      (769)
                                                       ------
Estimated fair value of Class A common stock issued     8,365
Acquisition costs .................................       100
Cash paid to LTI shareholder ......................       300
                                                       ------
Total purchase price ..............................     8,765
                                                       ------
Cost over fair value of net assets acquired .......   $ 9,534
                                                       ======


     On February 9, 1998 the Company entered into a definitive agreement with Ryan, Beck & Co. ("RBCO") whereby all of RBCO outstanding shares will, subject to receipt of certain prior approvals, be acquired by the Company in exchange for shares of the Company's Class A common stock. While RBCO will be a wholly-owned subsidiary of the Company, it is anticipated that RBCO will be an autonomous independent subsidiary, operated by RBCO's current management. RBCO, based in New Jersey, engages in underwriting, market making distribution, trading of bank and thrift equity and debt securities, tax exempt bonds, consulting, research and financial advisory services. The total assets and equity of RBCO at December 31, 1997 were $56.6 million and $14.7 million, respectively, and net income for the year ended December 31, 1997 and the three months ended March 31, 1998 was $ 3.9 million and $1.4 million, respectively. The agreement establishes an exchange ratio of .761 shares of the Company's Class A common stock for each share of RBCO, which, based on the closing price of the Class A common stock on February 9, 1998, would result in an aggregate purchase price of approximately $39.4 million.

     The Company extended RBCO a $10.0 million subordinated loan on an arms length basis to enable RBCO to expand into new products and markets.

     The agreement provides for the establishment of an incentive and retention pool, under which the Company's Class A common stock, representing approximately 20% of the total transaction value will be allocated to key employees of RBCO. The allocated shares will be distributed in four years to employees who remain for the period. The retention pool will be considered compensation under generally accepted accounting principles.

     The acquisition is subject to regulatory approvals and the approval of the shareholders of RBCO. It is anticipated that the transaction will be closed, contingent upon the necessary approvals, in the second or third quarter of 1998 and will be accounted for under the purchase method of accounting.

8.  Loans Receivable

     The increase in the loans receivable balances from December 31, 1997 through March 31, 1998 resulted from the purchase of $778.4 million of wholesale residential loans. As a result of these purchases, wholesale residential loan balances increased from $772.9 million at December 31, 1997 to $1.4 billion at March 31, 1998.

     Activity in the allowance for loan losses was (in thousands):


                                       For the Three Months Ended
                                                March 31,
                                       --------------------------
(in thousands)                             1998        1997
                                         -------     -------

Balance, beginning of period ........   $ 28,450    $ 25,750
Charge-offs:
  Commercial business loans .........        (18)        (11)
  Commercial real estate loans ......       (101)          0
   Lease financing ..................        (85)          0
  Consumer loans ....................     (2,705)     (2,408)
  Residential real estate loans .....       (131)         (4)
                                         -------     -------
Total charge-offs ...................     (3,040)     (2,423)
                                         -------     -------
Recoveries:
  Commercial business loans .........        159          24
  Commercial real estate loans ......          1           8
   Lease financing ..................         37           0
  Consumer loans ....................        652         365
                                         -------     -------
Total recoveries ....................        849         397
                                         -------     -------
Net charge-offs .....................     (2,191)     (2,026)
   Allowance for loan losses acquired        284           0
   Provision for loan losses ........      3,407       2,476
                                         -------     -------
Balance, end of period ..............   $ 29,950    $ 26,200
                                         =======     =======

9. Reclassifications

     Certain amounts for prior periods have been reclassified to conform with statement presentation for 1998.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic conditions, competitive and other factors affecting the Company's operations, markets, products and services, as well as expansion strategies, potential impact of change in interest rates, regulatory oversight and other factors discussed in the Company's Annual Report on Form 10K for the year ended December 31, 1997 Many of these factors are beyond the Company's control.

     The Company's basic and diluted earnings per share for Class A common stock were $0.17 and $0.14, respectively, for the three months ended March 31, 1998 compared to $0.22 and $0.18 for the comparable 1997 period. The Company's basic and diluted earnings per share for Class B common stock were $0.15 and $0.13, respectively for the three months ended March 31, 1998 compared to $0.22 and $0.18 for the comparable 1997 period. The Company's net income declined from $6.3 million during the three months ended March 31, 1997 to $5.3 million during the comparable 1998 period. The primary reasons for the decline in net income were declines in loan servicing income, including accelerated amortization of premiums associated with mortgage servicing rights resulting from prepayments of the related mortgages and expense increases associated with real estate development and sale activity and other growth initiatives undertaken by the Company.


NET INTEREST INCOME
                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                          ------------------------------
(In thousands)                                                              1998        1997      Change
                                                                          -------     -------     ------

Interest and fees on loans .........................................     $ 47,139    $ 41,123    $ 6,016
Interest on banker's acceptances ...................................          460           0        460
Interest and dividends on  securities available for sale ...........        9,987       7,542      2,445
Interest and dividends on investment securities held to maturity
 and trading securities ............................................        2,224       1,779        445
Interest on deposits ...............................................      (16,458)    (17,275)       817
Interest on advances from FHLB .....................................      (10,712)     (4,801)    (5,911)
Interest on securities sold under agreements to repurchase .........       (3,080)     (2,549)      (531)
Interest on subordinated debentures, notes payable and guaranteed preferred interest in the Company's Junior Subordinated Debentures
 and notes payable .................................................       (4,867)     (1,539)    (3,328)
                                                                          -------     -------     ------
Net interest income ................................................     $ 24,693    $ 24,280    $   413
                                                                          =======     =======     ======

     The increase in interest and fees on loans during the three months ended March 31, 1998 compared to the same period in 1997 reflects higher average balances resulting from the purchase of residential loans and the origination of commercial mortgages and international loans. The above increases in loan average balances were partially offset by lower originated residential and consumer loan average balances due to sales and prepayments of residential loans and consumer loan payoffs. The additional interest income from higher loan average balances was partially offset by lower rates earned on the loan portfolio due to a shift in the loan portfolio from higher yielding consumer and commercial loans to lower yielding residential loans. Residential loans as a percentage of total loans receivable increased from 48.6% during the three months ended March 31, 1997 to 55.7% during the comparable 1998 period. Average balances of purchased residential loans, commercial mortgages and international loans increased from $445.6 million, $534.5 million and $0, respectively, during the three months ended March 31, 1997 to $1.1 billion, $554.2 million and $24.2 million, respectively during the comparable 1998 period. Originated residential and consumer loan average balances declined from $456.0 million and $344.8 million, respectively, during the three months ended March 31, 1997 to $206.8 million and $328.6 million, respectively, during the comparable 1998 period. The increase in banker's acceptances interest income resulted from the Company investing short term funds in banker's acceptances during the first quarter of 1998. The increase in interest and dividends on securities available for sale resulted from higher average balances due to purchases of securities available for sale. During the year ended December 31, 1997 and the three months ended March 31, 1998, the Company purchased $665.0 million and $215.6 million of securities available for sale, respectively. The above purchases were partially offset by sales of securities available for sale of $333.1 million and $355.5 million during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. The increases in interest and dividends on investment securities during 1998 were primarily due to higher FHLB stock average balances. FHLB stock average balances increased from $16.1 million during the three months ended March 31, 1997 to $38.1 million during the comparable 1998 period. Increases in FHLB stock were required based on higher FHLB advance levels.

     The decrease in interest on deposits for the quarter ended March 31, 1998 compared to the comparable 1997 quarter resulted from lower average deposit balances and rates during 1998. Average interest bearing deposit balances decreased from $1.7 billion for the three months ended March 31, 1997 to $1.6 billion for the three months ended March 31, 1998, and average rates on deposits decreased from 4.19% during the 1997 first quarter to 4.14% during the comparable 1998 quarter. The decline in deposit average balances reflects lower certificate account balances due to the run-off of higher rate certificate accounts acquired in connection with the Bank of North America acquisition. The decline in deposit average rates resulted from a change in the mix of the deposit portfolio from higher rate certificate accounts to lower rate transaction accounts. The mix in the Company's deposit portfolio changed from 55% certificate accounts and 45% transaction accounts during the three months ended March 31, 1997 to 51% certificate accounts and 49% transaction accounts during the comparable 1998 period. The increase in interest expense on advances from FHLB was primarily due to higher average balances. Advances from FHLB average balances increased from $314.5 million during the first quarter of 1997 to $721.0 million during the comparable 1998 quarter. The additional FHLB borrowings were primarily intermediate term advances used to fund purchases of residential loans. The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates during 1998. Securities sold under agreements to repurchase average balances and rates increased from $194.5 million and 5.26% during the three months ended March 31, 1997 to $229.1 million and 5.40% during the comparable 1998 three month period. During the 1997 quarter interest on subordinated debentures included interest on $21.0 million of the Company's 9% Subordinated Debentures and $57.5 million of 6 3/4% Convertible Debentures. The interest expense during the 1998 quarter includes interest on each of the above Debentures plus interest on $74.5 million of the Company's 9 1/2% Junior Subordinated Debentures issued in April 1997, interest on the Company's $100 million of 5 5/8% Convertible Subordinated Debentures issued in November 1997 and interest on $2.4 million of notes payable relating primarily to SLWHC and LTI. The proceeds from the offerings and increases in securities sold under agreements to repurchase average balances were primarily used to fund growth in loans and investments available for sale.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the first quarter 1998 was $3.4 million compared to $2.5 million during the comparable 1997 period. The higher 1998 provision for loan losses primarily resulted from an $800,000 specific reserve established for a factoring account. Consumer loan net charge-offs remained constant at $2.0 million during the three months ended March 31, 1998 and 1997 while residential loan net charge-offs increased by $127,000 compared to the first quarter of 1997. Lease net charge-offs relating to the operations of LTI were $48,000 for the one month ended March 31, 1998.

     At the indicated dates the Company's risk elements and non-performing assets were (in thousands):


                                             March 31,    December 31,
                                                1998          1997
                                             ---------    ------------
Nonaccrual :
  Tax certificates .......................   $   765        $   880
  Loans and leases .......................    23,465         17,569
                                              ------         ------
  Total nonaccrual .......................    24,230         18,449
                                              ------         ------
Repossessed  Assets:
  Real estate owned ......................     5,660          7,528
  Repossessed assets .....................     3,314          2,912
                                              ------         ------
  Total repossessed assets ...............     8,974         10,440
                                              ------         ------
Contractually past due 90 days or more (1)     6,853            647
                                              ------         ------
  Total non-performing assets ............    40,057         29,536
Restructured loans .......................     1,125          4,043
                                              ------         ------
  Total risk elements ....................   $41,182        $33,579
                                              ======         ======

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement BankAtlantic is in the process of renewing or extending these matured loans.

     Total risk elements at March 31, 1998 compared to December 31, 1997 increased by $7.6 million. The increase in risk elements primarily relates to non-accrual commercial loans and commercial loans contractually past due 90 days or more. During the three months ended March 31, 1998 a $2.9 million commercial non-residential mortgage loan was transferred from restructured loans to non-accrual and a $2.7 million commercial non-residential mortgage loan was transferred to non-accrual status. Also, during the 1998 period a $5.0 million commercial loan matured and is currently in the renewal process. The above increases in risk elements at March 31, 1998 were partially offset by lower consumer, residential and tax certificate non-accrual balances. Repossessed assets includes $567,000 of equipment and vehicles acquired in connection with the LTI acquisition.

NON-INTEREST INCOME

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
(In thousands)                                                      1998        1997       Change
                                                                   ------      ------      ------

Loan servicing and other loan fees .........................      $   492     $ 1,571     $(1,079)
Gains on sales of loans available for sale .................        1,728         451       1,277
Unrealized and realized gains (losses) on trading securities          171         (68)        239
Gains on sales of mortgage servicing rights ................        2,038       2,433        (395)
Gains on sales of securities available for sale ............        1,720         253       1,467
Real estate held for development and sale activity, net ....         (951)          0        (951)
Transaction accounts .......................................        2,600       2,145         455
ATM fees ...................................................        1,297       1,314         (17)
Other ......................................................          840         925         (85)
                                                                   ------      ------      ------
  Total non-interest income ................................      $ 9,935     $ 9,024     $   911
                                                                   ======      ======      ======

     The decrease in loan servicing and other loan fees during the three month period in 1998 compared to the corresponding 1997 period resulted from a decline in loan servicing income, partially offset by an increase in late fee income and loan fees. Loan servicing income declined by $1.4 million due to accelerated amortization of mortgage servicing rights caused by mortgage prepayments during the period. Late fee and other loan fee income increased from $856,000 during the three months ended March 31, 1997 to $1.2 million during the comparable 1998 period primarily due to a larger loan portfolio.

     During the three months ended March 31, 1998 and 1997, BankAtlantic sold $93.9 million and $24.6 million of loans available for sale for gains reported in the preceding table. In March 1998, BankAtlantic, transferred $50.4 million of purchased residential loans from the held to maturity category to loans available for sale category.

     During the three months ended March 31, 1998 and 1997, BankAtlantic sold $19.7 million and $5.3 million, respectively, of mortgage servicing rights for gains reported in the above table. These rights related to approximately $1.3 billion and $518.2 million of loans serviced for others, respectively.

     During the three months ended March 31, 1998 and 1997, the Company sold the following securities held in the available for sale portfolio for gains as reported in the above table: (in thousands)


                                                 l998       l997
                                                -------    ------
7 year balloon mortgage-backed securities ..   $ 76,359   $     0
5 year balloon mortgage-backed securities ..     27,151         0
U.S. treasury notes ........................      4,980    91,266
                                                -------    ------
  Total fixed rate securities ..............    108,490    91,266
                                                -------    ------

5-1 Adjustable rate mortgages ..............    121,443         0
3-1 Adjustable rate mortgages ..............    103,183         0
                                                -------    ------
  Total adjustable rate securities .........    224,626         0
                                                -------    ------
Total sales of securities available for sale   $333,116   $91,266
                                                =======    ======

     During the three months ended March 31, 1998, the Company transferred $1.8 million of marketable equity securities from securities available for sale to trading securities. The unrealized gain on the transfer date was $562,000.

     The increase in transaction account fees during the three months ended March 31, 1998 compared to the corresponding 1997 period resulted from higher checking account income reflecting increased transaction accounts. Average transaction account balances increased from $909.6 million at March 31, 1997 to $997.7 million at March 31, 1998.

     ATM fee income during the first quarter of 1998 remained at 1997 levels while transaction volumes at ATM machines decreased slightly. Management anticipates ATM fee income will increase due to the expected installation during 1998 of 127 ATM machines in Georgia and Alabama Wal-Mart SuperStores, and 57 ATM machines in Exxon gas stations located in Florida.

     Real estate held for development and sale activities, net represents the results of SLWHC operations. During the three months ended March 31, 1998 SLWHC recorded a $100,000 gain on sale of land and incurred $1.1 million of operating expenses.

NON-INTEREST EXPENSES

                                            For the Three Months Ended
                                                     March 31,
                                           ----------------------------
(In thousands)                               1998       1997     Change
                                           -------     ------    ------

Employee compensation and benefits ....   $ 11,468    $ 9,547   $ 1,921
Occupancy and equipment ...............      5,128      4,792       336
Federal insurance premium .............        262        208        54
Advertising and promotion .............        491        369       122
Foreclosed asset activity, net ........       (169)        13      (182)
Amortization of cost over fair value of
 net assets acquired ..................        659        627        32
Other .................................      5,071      4,844       227
                                           -------     ------    ------
    Total non-interest expenses .......   $ 22,910    $20,400   $ 2,510
                                           =======     ======    ======

     The increase in employee compensation and benefits during the three months ended March 31, 1998 compared to the 1997 period resulted from the expansion of BankAtlantic's branch network, the start-up of two new business units (small business and international), the hiring of 50 senior managers, support and branch personnel from competing banks to enlarge the Company's market share in Miami-Dade County, and the acquisition of LTI. As a result of these growth initiatives the number of full-time equivalent employees increased from 985 at March 31, 1997 to 1,113 at March 31, 1998. Occupancy and equipment expenses increased due to the expanded branch network and computer technology upgrades resulting in $214,000 of higher depreciation expense, $60,000 of additional rent expense and $91,000 of higher equipment expenses. During the three months ended March 31, 1998 and the year ended December 31, 1997 additions to property and equipment totaled $1.6 million and $7.9 million, respectively.

     The increase in federal insurance premiums during the three months ended March 31, 1998 compared to the same 1997 period reflects a lower deposit assessment base during 1997 resulting from the BNA acquisition in October 1996. The first quarter 1997 deposit premium was based on September 30, 1996 total assets.

     The increase in advertising and promotion expenses during the March 1998 quarter resulted from promotions associated with the branch expansion in Miami-Dade County, Florida and BankAtlantic's small business banking unit.

     The increase in the amortization of cost over fair value of net assets acquired for the three months ended March 31, 1998 related to the LTI acquisition.

     The increase in other expenses during the three months ended March 31, 1998 compared to the 1997 period reflects additional operating expenses generally associated with a larger organization. As a result, total stationery, printing and supplies, telephone, and postage expenses increased from $1.2 million during the three months ended March 31, 1997 to $1.4 million during the same 1998 period.

FINANCIAL CONDITION

     The Company's total assets at March 31, 1998 were $3.5 billion compared to $3.1 billion at December 31, 1997. Loans receivable, net, other assets and cost over fair value of net assets acquired increased by $563.6 million, $11.0 million and $8.9 million, respectively, while securities available for sale declined by $149.4 million. The higher loans receivable balances resulted from the purchase of $778.4 million of wholesale residential loans and $342.4 million of loan fundings, partially offset by $445.6 million of principal reductions on loans and $93.9 million of loan sales. Included in other assets at March 31, 1998 was an $11.0 million receivable from the sale of mortgage servicing rights. The LTI acquisition increased cost over fair value of net assets acquired by $9.5 million offset by amortization of existing goodwill. The decline in securities available for sale balances resulted from the sale of $333.1 million of securities, and principal collected of $30.2 million, partially offset by the purchase of $215.6 million of securities available for sale. The Company sold securities to fund loan growth.

     The  Company's  total  liabilities  at March 31,  1998  were  $3.3  billion compared to $2.9 billion at December 31, 1997. Deposits, FHLB advances, securities sold under agreements to repurchase, advances by borrowers for taxes and insurance and other liabilities increased by $66.4 million, $274.0 million, $58.7 million, $33.4 million and $22.3 million, respectively. Transaction and certificate accounts increased $54.8 million and $11.6 million, respectively.
The deposit increase primarily came from the Miami-Dade County market segment and the small business banking unit. The increase in other liabilities reflects $13.0 million of mortgage servicing rights purchased and not yet funded. Proceeds from FHLB advances, securities sold under agreements to repurchase, deposit inflows and advances by borrowers for taxes and insurance, loan repayments, sales of financial assets, principal collected on securities available for sale and investment securities held to maturity were used to repay securities sold under agreements to repurchase, fund loan growth and deposit outflows and to purchase securities available for sale, trading securities, mortgage servicing rights, FHLB stock, tax certificates and to acquire outstanding shares of Class B common stock.

MARKET RISK

     Market risk is the risk arising from changes in interest rates, foreign currency exchange rates, and commodity and equity prices. The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The Company's equity pricing risk did not significantly change from December 31, 1997. The Company's primary market risk is interest rate risk.

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 1998 resulting from a change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by: (i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at March 31, 1998, (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Presented below is an analysis of the Company's interest rate risk at March 31, 1998 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.


       Changes        Net Portfolio        Dollar
       in Rate        Value Amount         Change
       -------        -------------      ---------
                 (dollars in thousands)
        +200 bp         $  368,147      $  (16,023)
        +100 bp         $  387,963      $    3,793
           0 bp         $  384,170      $        0
       (100) bp         $  339,061      $  (45,109)
       (200) bp         $  294,241      $  (85,929)

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

LIQUIDITY AND CAPITAL RESOURCES

     In March 1998, the Company extended a $10.0 million subordinated loan to RBCO which was used by RBCO to increase its regulatory equity capital. The loan bears interest at BankAtlantic's prime interest rate and matures on March 30, 2001. The loan will qualify as equity capital to RBCO under the National Association of Securities Dealers Inc. regulations enabling RBCO to expand into new products and markets.

     LTI is obligated on leases sold with full recourse by LTI to investors prior to the acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At March 31, 1998, the amount of lease payments subject to such recourse provisions was approximately $15.8 million. A $373,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     BankAtlantic's primary sources of funds during the first three months of 1998 were from operations, principal collected on loans, securities available for sale and investment securities held to maturity, and sales of securities available for sale, FHLB advances, securities sold under agreements to repurchase, mortgage servicing rights sales, deposit inflows and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings and to purchase FHLB stock, tax certificates, trading securities and securities available for sale. At March 31, 1998, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic's commitments to originate loans, purchase loans and purchase securities available for sale at March 31, 1998 were $144.1 million, $26.5 million and $30.1 million, respectively compared to commitments to originate loans, purchase loans and purchase securities available for sale of $46.9 million, $24.0 million, and zero, respectively, at March 31, 1997. BankAtlantic expects to fund the 1998 loan commitments from loan and securities available for sale repayments. At March 31, 1998, loan commitments were 6.47 % of net loans receivable.

     At the indicated date BankAtlantic's capital amounts and ratios were:


                                                                              To be Well
                                                      For Capital         Capitalized Under
                                                       Adequacy           Prompt Corrective
                                  Actual               Purposes           Action Provisions
                             ----------------     -----------------       -----------------
                             Amount   Ratio       Amount      Ratio       Amount     Ratio
                             ------   -----       -------     -----       ------     -----
                                                       (In thousands)
AT MARCH 31, 1998:
Total risk-based capital    $365,434  16.18%  >  $180,677  >   8.00%  >  $225,846  >  10.00%
                                              =            =          =            =
Tier I risk-based capital   $337,202  14.93%  >  $ 90,338  >   4.00%  >  $135,508  >   6.00%
                                              =            =          =            =
Tangible capital ........   $337,202   9.81%  >  $ 51,536  >   1.50%  >  $ 51,536  >   1.50%
                                              =            =          =            =
Core capital ............   $337,202   9.81%  >  $103,072  >   3.00%  >  $171,883  >   5.00%
                                              =            =          =            =

AT DECEMBER 31, 1997:
Total risk-based capital    $355,930  18.64%  >  $152,785  >   8.00%  >  $190,981  >  10.00%
                                              =            =          =            =
Tier I risk-based capital   $332,010  17.38%  >  $ 76,392  >   4.00%  >  $114,588  >   6.00%
                                              =            =          =            =
Tangible capital ........   $332,010  11.12%  >  $ 44,798  >   1.50%  >  $ 44,798  >   1.50%
                                              =            =          =            =
Core capital ............   $332,010  11.12%  >  $ 89,595  >   3.00%  >  $149,325  >   5.00%
                                              =            =          =            =


     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10K for the year ended December 31, 1997.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The registrant held an Annual Meeting of Shareholders on April 14, 1998. At the meeting three directors were elected by a vote of 10,192,806 for and 67,122 against and the shareholders approved the BankAtlantic Bancorp 1998 Employee Stock Option Plan by a vote of 9,323,828 for, 843,621 against, with 44,815 abstaining.


     Exhibits and Reports on Form 8K

     (a)  Exhibit 11 Statement re: Computation of Per Share Earnings.

     (b) A report on Form 8K dated February 9, 1998 was filed with the Securities and Exchange Commission announcing the Company's execution of a merger agreement with Ryan, Beck & Co., Inc.

     A report on Form 8K dated March 13, 1998 was filed with the Securities and Exchange Commission announcing the Company's plan to buy back up to 2.0 million shares of common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          BANKATLANTIC BANCORP, INC.





May 15, 1998                             By: /s/Alan B. Levan
------------                                 -----------------------
   Date                                         Alan B. Levan
                                             Chief Executive Officer/
                                             Chairman/President



May 15, 1998                             By: /s/Jasper R.Eanes
------------                                 -----------------------
   Date                                         Jasper R.Eanes
                                            Executive Vice President/
                                            Chief Financial Officer

                                                                    EXHIBIT 11
                                                                    ==========
EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations.


                                                         March 31,                             March 31,
(In thousands, except per share                            1998                                 1997
                                            ----------------------------------    ----------------------------------
 data and percentages)                        Class A       Class B      Total     Class A       Class B       Total
                                            ----------    ----------    ------    ----------    ----------    ------
Basic Numerator
---------------

Actual dividends declared ...............  $       599   $       255   $   854   $       253   $       313   $   566
Basic allocated undistributed earnings ..        3,038         1,364     4,402         3,775         2,000     5,775
                                            ----------    ----------    ------    ----------    ----------    ------
Allocated net income available
 for common shareholders ................  $     3,637   $     1,619   $ 5,256   $     4,028   $     2,313   $ 6,341
                                            ==========    ==========    ======    ==========    ==========    ======
Basic Denominator
-----------------
Weighted average shares outstanding .....   21,809,903    10,768,956              18,146,296    10,569,392
                                            ==========    ==========              ==========    ==========
Allocation percentage ...................        69.02%        30.98%                  65.38%        34.62%
                                            ==========    ==========              ==========    ==========
Basic earnings per share ................  $      0.17   $      0.15             $      0.22   $      0.22
                                            ==========    ==========              ==========    ==========

Diluted Numerator
-----------------
Actual dividends declared ...............  $       599   $       255   $   854   $       253   $       313   $   566
                                             ----------   -----------   ------    ----------    ----------    ------
Basic allocated undistributed earnings ..        3,038         1,364     4,402         3,775         2,000     5,775
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage .............................          405          (405)        0           374          (374)        0
                                            ----------    ----------    ------    ----------    ----------    ------
 Diluted allocated undistributed earnings        3,443           959     4,402         4,149         1,626     5,775
Interest expense on convertible debt ....        1,202           335     1,537           459           180       639
Allocated dilutive net income available     ----------    ----------    ------    ----------    ----------    ------
 to common shareholders .................  $     4,645   $     1,294   $ 5,939   $     4,608   $     1,806   $ 6,414
                                            ==========    ==========    ======    ==========    ==========    ======
Diluted Denominator
-------------------
Basic weighted average shares
 outstanding ............................   21,809,903    10,768,956              18,146,296    10,569,392
Convertible debentures ..................   16,314,540             0               8,773,804             0
Options .................................      639,910     1,110,754                 187,813     1,093,275
Warrants ................................            0             0                       0        10,963
                                            ----------    ----------              ----------    ----------
Diluted weighted average
 shares outstanding .....................   38,764,353    11,879,710              27,107,913    11,673,630
                                            ==========    ==========              ==========    ==========
Allocation percentage ...................        78.21%        21.79%                  71.87%        38.13%
                                            ==========    ==========              ==========    ==========
Diluted earnings per share ..............  $      0.14   $      0.13             $      0.18   $      0.18
                                            ==========    ==========              ==========    ==========

