Form 10-Q
period 1998-06-30
BANKATLANTIC BANCORP INC
filed 1998-08-14
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228
                                               ---------

                           BANKATLANTIC BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its Charter)

                  Florida                               65-0507804
                  -------                               ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

         1750 East Sunrise Boulevard
         Ft. Lauderdale, Florida                           33304
         ---------------------------                       -----
   (Address of principal executive offices)              (Zip Code)

                                 (954) 760-5000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              YES [X]                                    NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                       Outstanding at
            Title of Each Class                        August 5, 1998
            -------------------                        --------------

Class A Common Stock, par value $0.01 per share          26,707,537
Class B Common Stock, par value $0.01 per share          10,382,688

                                TABLE OF CONTENTS



                                                                      Page
FINANCIAL INFORMATION                                               Reference
                                                                    ---------


Financial Statements.................................................  1-11

Consolidated Statements of Financial Condition -
  June 30, 1998 and 1997 and December 31, 1997 - Unaudited...........     1


Consolidated Statements of Operations - For the Three and
  Six Months Ended June 30, 1998 and 1997 - Unaudited................     2


Consolidated Statements of Stockholders' Equity for the Six
  Months Ended June 30, 1998 and 1997 - Unaudited....................     3


Consolidated Statements of Cash Flows - For the Six Months Ended
  June 30, 1998 and 1997 - Unaudited.................................   4-5


Notes to Consolidated Financial Statements - Unaudited...............  6-11


Management's Discussion and Analysis of Financial Condition
  and Results of Operations.......................................... 12-19


OTHER INFORMATION

Exhibits and Reports on Form 8K......................................    20


Signatures...........................................................    21

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                        June 30,     December 31,    June 30,
(In thousands, except share data)                                                         1998          1997           1997
                                                                                       ---------     -----------    ---------
ASSETS

Cash and due from depository institutions .......................................     $   87,280    $   82,787     $   82,490
Federal Funds sold...............................................................              0             0          7,808
Loans receivable, net ...........................................................      2,501,965     1,911,263      1,921,197
Loans available for sale ........................................................        211,828       161,562         12,783
Investment securities-net, held to maturity, at cost which approximates
  market value .................................................................          64,559        55,213         68,587
Securities available for sale, at market value ..................................        513,550       607,490        449,422
Trading securities, at market value..............................................         34,460         5,067              0
Accrued interest receivable .....................................................         27,533        22,624         21,254
Investments in real estate held for development and sale and joint ventures, net          42,280        18,638              0
Real estate owned, net ..........................................................          5,775         7,528          4,618
Office properties and equipment, net ............................................         55,665        51,130         47,494
Federal Home Loan Bank stock, at cost which approximates market value ...........         54,704        34,887         24,637
Mortgage servicing rights .......................................................         48,146        38,789         30,491
Deferred tax asset, net .........................................................          6,811         3,197          3,253
Cost over fair value of net assets acquired .....................................         57,765        26,188         27,414
Other assets ....................................................................         44,250        38,117         29,026
                                                                                       ---------     ---------      ---------
Total assets ....................................................................     $3,756,571    $3,064,480     $2,730,474
                                                                                       =========     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ........................................................................     $1,812,631 $   1,763,733     $1,768,087
Advances from FHLB ..............................................................      1,059,061       697,707        467,704
Federal Funds purchased .........................................................         13,600         2,500              0
Securities sold under agreements to repurchase ..................................        202,489        58,716        105,544
Subordinated debentures and notes payable .......................................        181,300       179,600         78,300
Guaranteed preferred beneficial interests in the Company's Junior
  Subordinated Debentures.......................................................          74,750        74,750         74,750
Advances by borrowers for taxes and insurance ...................................         81,472        39,397         47,072
Other liabilities ...............................................................         76,017        40,906         35,442
                                                                                       ---------     ---------      ---------
Total liabilities ...............................................................      3,501,320     2,857,309      2,576,899
                                                                                       ---------     ---------      ---------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding ..................................................              0             0              0
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares;
  issued and outstanding, 26,300,906, 21,509,159 and 17,383,314 shares ..........            263           215            118
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares;
  issued and outstanding, 10,375,215, 10,690,231 and 10,735,440 shares ..........            104           107            107
Additional paid-in capital ......................................................        145,224        98,475         57,747
Unearned compensation retention pool - restricted stock grants ..................         (8,071)            0              0
Retained earnings ...............................................................        117,472       107,650         94,606
                                                                                         -------       -------         ------
Total stockholders' equity before accumulated other comprehensive income ........        254,992       206,447        152,578
  Accumulated other comprehensive income - net unrealized appreciation
  on securities available for sale - net of deferred income taxes ..............             259           724            997
                                                                                       ---------     ---------      ---------
Total stockholders' equity ......................................................        255,251       207,171        153,575
                                                                                       ---------     ---------      ---------

Total liabilities and stockholders' equity ......................................     $3,756,571    $3,064,480     $2,730,474
                                                                                       =========     =========      =========

           See Notes to Consolidated Financial Statements - Unaudited



                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                For the Three Months         For the Six Months
(In thousands, except share data)                                                  Ended June 30,               Ended June 30,
                                                                              ------------------------    ------------------------
Interest income:                                                                 1998          1997          1998          1997
                                                                              ----------    ----------    ----------    ----------
Interest and fees on loans and leases ....................................   $    55,024   $    41,948   $   102,135   $    83,071
Interest on banker's acceptances .........................................           383             0           871             0
Interest and dividends on securities available for sale ..................         7,385         8,246        17,372        15,788
Interest and dividends on investment securities held to maturity and
 trading securities ......................................................         2,231         1,852         4,455         3,631
                                                                              ----------    ----------    ----------    ----------
Total interest income ....................................................        65,023        52,046       124,833       102,490
Interest expense:
Interest on deposits .....................................................        16,659        17,042        33,117        34,317
Interest on advances from FHLB ...........................................        13,760         6,266        24,472        11,067
Interest on securities sold under agreements to repurchase ...............         3,072         2,309         6,152         4,858
Interest on subordinated debentures, guaranteed preferred interest
  in the Company's Junior Subordinated Debentures and notes payable ......         4,712         2,775         9,579         4,314
Capitalized interest on investments in and advances to joint ventures.....          (218)            0          (218)            0
                                                                              ----------    ----------    ----------    ----------
Total interest expense ...................................................        37,985        28,392        73,102        54,556
                                                                              ----------    ----------    ----------    ----------
Net interest income ......................................................        27,038        23,654        51,731        47,934
Provision for loan losses ................................................         3,371         2,686         6,778         5,162
                                                                              ----------    ----------    ----------    ----------
Net interest income after provision for loan losses ......................        23,667        20,968        44,953        42,772
                                                                              ----------    ----------    ----------    ----------
Non-interest income:
Loan servicing and other loan fees .......................................           906         1,405         1,398         2,976
Gains on sales of loans available for sale ...............................         1,104           714         2,832         1,165
Gains on sales of mortgage servicing rights ..............................           362         2,201         2,400         4,634
Gains on sales of securities available for sale ..........................           473           689         2,193           942
Unrealized and realized gains on trading securities ......................           532             0           703             0
Real estate held for development and sale and joint venture activity, net.         3,954             0         3,003             0
Transaction fees .........................................................         3,040         2,267         5,640         4,412
ATM fees .................................................................         1,590         1,351         2,887         2,665
Other ....................................................................         1,111         1,007         1,951         1,864
                                                                              ----------    ----------    ----------    ----------
Total non-interest income ................................................        13,072         9,634        23,007        18,658
                                                                              ----------    ----------    ----------    ----------
Non-interest expense:
Employee compensation and benefits .......................................        12,014         9,286        23,482        18,833
Occupancy and equipment ..................................................         5,426         4,245        10,554         9,037
Federal insurance premium ................................................           258           345           520           553
Advertising and promotion ................................................         1,693           525         2,184           894
Foreclosed asset activity, net ...........................................           125            15           (44)           28
Amortization of cost over fair value of net assets acquired ..............           701           627         1,360         1,254
Other ....................................................................         5,766         4,400        10,837         9,244
                                                                              ----------    ----------    ----------    ----------
Total non-interest expense ...............................................        25,983        19,443        48,893        39,843
                                                                              ----------    ----------    ----------    ----------
Income before income taxes ...............................................        10,756        11,159        19,067        21,587
Provision for income taxes ...............................................         4,365         4,338         7,420         8,425
                                                                              ----------    ----------    ----------    ----------
Net income ...............................................................   $     6,391   $     6,821   $    11,647   $    13,162
                                                                              ==========    ==========    ==========    ==========
Basic earnings per share Class A common stock ............................   $      0.20   $      0.24   $      0.37   $      0.46
                                                                              ==========    ==========    ==========    ==========
Basic earnings per share Class B common stock ............................   $      0.18   $      0.23   $      0.33   $      0.45
                                                                              ==========    ==========    ==========    ==========
Diluted earnings per share Class A common stock ..........................   $      0.16   $      0.19   $      0.29   $      0.37
                                                                              ==========    ==========    ==========    ==========
Diluted earnings per share Class B common stock ..........................   $      0.15   $      0.19   $      0.28   $      0.37
                                                                              ==========    ==========    ==========    ==========
Basic weighted average shares outstanding Class A common stock ...........    22,724,683    17,940,645    22,269,820    18,042,902
                                                                              ==========    ==========    ==========    ==========
Basic weighted average shares outstanding Class B common stock ...........    10,425,815    10,742,040    10,596,437    10,656,193
                                                                              ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding Class A common stock .........    39,320,600    26,933,436    39,039,828    27,007,861
                                                                              ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding Class B common stock .........    11,384,648    11,767,040    11,630,834    11,727,887

                                                                              ==========    ==========    ==========    ==========
           See Notes to Consolidated Financial Statements - Unaudited


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                                                                Unearned
                                                                                                 Compen-        Net
                                                                                                  sation     Unrealized
                                                                                                Retention     Appreci-
                                                                           Addi-                  Pool -      ation on
                                                     Compre-               tional               Restricted   Securities
                                                     hensive    Common    Paid-in    Retained     Stock      Available
(In thousands)                                       Income     Stock     Capital    Earnings     Grants      For Sale     Total
                                                     -------    ------    -------    --------   ----------   ----------   -------
BALANCE, DECEMBER 31, 1996 ........................            $   183   $ 64,171   $  82,602   $        0   $      748  $147,704
Comprehensive income
 Net income .......................................  $13,162         0          0      13,162            0            0    13,162
                                                      ------
 Other comprehensive income, net of tax:
  Unrealized gain on securities available for sale       766
  Reclassification adjustment for gains and
   (losses)included in net income .................     (517)
                                                      ------
  Other comprehensive income ......................      249
                                                      ------
Comprehensive income ..............................  $13,411
                                                      ======
Dividends on Class A common stock .................                  0          0        (487)           0            0      (487)
Dividends on Class B common stock .................                  0          0        (623)           0            0      (623)
Exercise of Class B common stock options ..........                  2      1,266           0            0            0     1,268
Tax effect relating to the exercise of stock
  options .........................................                  0        365           0            0            0       365
Purchase and retirement of Class A common stock ...                 (7)    (7,416)          0            0            0    (7,423)
Purchase and retirement of Class B common stock ...                 (1)      (839)          0            0            0      (840)
Issuance of Class A common stock upon conversion
 of subordinated debentures, net ..................                  0        200           0            0            0       200
5 for 4 stock split ...............................                 48          0         (48)           0            0         0
Net change in unrealized appreciation (depreciation)
 on securities available for sale-net of deferred
 income taxes......................................                  0          0           0            0          249       249
                                                                ------    -------    --------    ---------    ---------   -------
BALANCE, JUNE 30, 1997 ............................            $   225   $ 57,747   $  94,606   $        0   $      997  $153,575
                                                                ======    =======    ========    =========    =========   =======
BALANCE, DECEMBER 31, 1997 ........................            $   322   $ 98,475   $ 107,650   $        0   $      724  $207,171
 Net income .......................................  $11,647         0          0      11,647            0            0    11,647
                                                      ------
 Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
   available for sale ..............................     225
  Reclassification adjustment for gains and(losses)
   included in net income ..........................    (690)
                                                      ------
 Other comprehensive income .......................     (465)
                                                      ------
Comprehensive income ..............................  $11,182
                                                      ======
Dividends on Class A common stock .................                  0          0      (1,318)           0            0    (1,318)
Dividends on Class B common stock .................                  0          0        (507)           0            0      (507)
Exercise of Class A common stock options ..........                  0        156           0            0            0       156
Exercise of Class B common stock options ..........                  4      1,322           0            0            0     1,326
Tax effect relating to the exercise of stock
  options .........................................                  0        676           0            0            0       676
Purchase and retirement of Class B common stock ...                 (7)   (10,640)          0            0            0   (10,647)
Issuance of Class A common stock for acquisitions .                 43     42,391           0            0            0    42,434
Issuance of Class A common stock options upon
 acquisition of RBCO...............................                  0      1,582           0            0            0     1,582
Issuance of Class A common stock upon conversion of
 subordinated debentures, net .....................                  5      3,191           0            0            0     3,196
Net change in unrealized appreciation (depreciation)
 on securities available for sale-net of deferred
 income taxes .....................................                  0          0           0            0         (465)     (465)
Unearned compensation retention pool- restricted
 stock grants......................................                  0      8,071           0       (8,071)           0         0
                                                                ------    -------    -------     ---------    ---------   -------
BALANCE, JUNE 30, 1998 ............................            $   367   $145,224   $ 117,472   $   (8,071)  $      259  $255,251
                                                                ======    =======    ========    =========    =========   =======

           See Notes to Consolidated Financial Statements - Unaudited


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                                                       For the Six Months
(In thousands, except share data)                                                       Ended June 30,
                                                                                    ------------------------
Operating activities:                                                                  1998           1997
                                                                                    ----------      --------

Net income ......................................................................  $    11,647     $  13,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .......................................................        6,778         5,162
Provision for allowance for losses on real estate owned .........................          475             0
Depreciation ....................................................................        3,046         2,410
Amortization of mortgage servicing rights .......................................        7,597         3,647
Gains on sales of mortgage servicing rights .....................................       (2,400)       (4,634)
Decrease in deferred tax asset, net .............................................       (2,858)          (53)
Net accretion of securities .....................................................         (807)         (247)
Unrealized and realized (gains) losses on trading securities, net ...............         (703)           12
Purchases of trading securities .................................................       (1,621)       (6,417)
Proceeds from sales of trading securities .......................................        1,753             0
Net amortization of deferred loan origination fees ..............................         (655)         (510)
Gains on sales of real estate owned .............................................         (915)         (161)
Gains on sales of real estate held for development and sale .....................       (5,259)            0
Gains on sales of securities available for sale .................................       (2,193)         (943)
Proceeds from sales of loans available for sale .................................      144,741        55,791
Fundings of loans available for sale ............................................      (75,208)      (51,850)
Gains on sales of loans available for sale ......................................       (2,832)       (1,165)
Tax certificate recoveries ......................................................          (59)         (231)
Amortization of dealer reserve ..................................................        4,479         3,947
Amortization of cost over fair value of net assets acquired .....................        1,360         1,254
Net accretion of purchase accounting adjustments ................................          (14)         (231)
Amortization of deferred borrowing costs ........................................          392           194
Increase in accrued interest receivable .........................................       (4,909)         (499)
Decrease in other assets ........................................................        1,515        12,995
Net losses (gains) on sales of property and equipment ...........................           (1)           16
Income (loss) from joint ventures ...............................................          (62)            0
Increase in other liabilities ...................................................       19,838        (1,135)
                                                                                    ----------      --------
Net cash provided by operating activities .......................................      103,125        30,514
                                                                                    ----------      --------
Investing activities:
Proceeds from redemption and maturities of investment securities ................       29,277        28,150
Purchase of investment securities ...............................................      (38,564)      (35,642)
Proceeds from sales of securities available for sale ............................      390,283       205,163
Principal collected on securities available for sale ............................       69,416        76,178
Purchases of securities available for sale ......................................     (365,390)     (283,310)
Proceeds from sales of FHLB stock ...............................................            0         1,550
FHLB stock acquired .............................................................      (19,817)      (11,400)
Principal reduction on loans ....................................................      676,159       347,245
Loan fundings for portfolio .....................................................     (519,690)     (248,637)
Loans purchased .................................................................   (1,022,314)     (216,156)
Proceeds from maturities of banker's acceptances ................................      210,459           287
Purchases of banker's acceptances ...............................................      (94,445)          (77)
Proceeds from sales of banker's acceptances .....................................       41,877             0
Additions to dealer reserve .....................................................       (4,682)       (5,240)
Proceeds from sales of real estate owned ........................................        5,272         1,591
Mortgage servicing rights acquired ..............................................      (36,641)      (20,278)
Proceeds from sales of mortgage servicing rights ................................       16,145         6,628
Cost of equipment acquired for lease ............................................       (9,473)            0
Additions to office property and equipment ......................................       (4,545)       (1,646)
Investment in and advances to joint ventures ....................................      (20,489)            0
Proceeds from sales of real estate held for development and sale ................        9,536             0
Additional investment in real estate held for development and sale ..............       (4,443)            0
Acquisitions, net of cash acquired ..............................................          433             0
                                                                                   -----------      --------
Net cash used in investing activities ...........................................     (691,636)     (155,594)
                                                                                   -----------      --------

     See Notes to Consolidated Financial Statements - Unaudited (Continued)


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                  (CONTINUED)
                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                         ----------------------
                                                                                            1998         1997
                                                                                         ---------    ---------
Financing activities:
Net increase (decrease) in deposits ................................................... $   21,393   $ (91,978)
Interest credited to deposits .........................................................     27,505      27,202
Repayments of FHLB advances ...........................................................   (380,646)   (320,000)
Proceeds from FHLB advances ...........................................................    742,000     492,004
Net increase (decrease) in securities sold under agreements to repurchase .............    143,773     (85,044)
Net increase (decrease) in federal funds purchased ....................................     11,100      (1,660)
Repayment of notes payable ............................................................     (6,522)          0
Increase in notes payable .............................................................      3,162           0
Proceeds from issuance of guaranteed preferred interests in the Company's junior
  subordinated debentures .............................................................          0      74,750
Issuance of common stock relating to exercise of employee stock options ...............      1,482       1,268
Payments to acquire and retire common stock ...........................................    (10,647)     (8,263)
Receipts of advances by borrowers for taxes and insurance .............................     42,075      17,413
Common stock dividends paid ...........................................................     (1,671)     (1,117)
                                                                                         ---------    --------
Net cash provided  by financing activities ............................................    593,004     104,575
                                                                                         ---------    --------
Increase (decrease)  in cash and cash equivalents .....................................      4,493     (20,505)
Cash and cash equivalents at beginning of period ......................................     82,787     102,995
                                                                                         ---------    --------
Cash and cash equivalents at end of period ............................................ $   87,280   $  82,490
                                                                                         =========    ========

Supplementary disclosure and non-cash investing and financing activities:
Interest paid on borrowings and deposits .............................................. $   69,863   $  52,600
Income taxes paid .....................................................................      5,416       9,306
Loans transferred to real estate owned ................................................      3,079       1,130
Proceeds receivable from sales of mortgage servicing rights ...........................     13,330       9,148
Purchased residential loans held for investment transferred to held for sale ..........    108,465           0
Accrual for purchase of tax certificates paid in July .................................      5,035       6,353
Issuance of Class A common stock upon acquisitions ....................................     42,434           0
Issuance of Class A common stock options upon acquisition .............................      1,582           0
Issuance of  Class A common stock upon conversion of subordinated debentures ..........      3,196         200
Decrease in deferred offering costs upon conversion of subordinated debentures ........        117           0
Decrease in subordinated debentures upon conversion to Class A common stock ...........     (3,313)          0
Loan charge-offs ......................................................................      7,072       4,856
Tax certificate charge-offs (recoveries), net .........................................        262        (507)
Class A common stock dividends; not paid until July ...................................        719         234
Class B common stock dividends; not paid until July ...................................        252         310
Increase in equity for the tax effect related to the exercise of employee stock options        676         365
Change in net unrealized appreciation (depreciation) on securities available for sale .       (756)        404
Change in deferred taxes on net unrealized appreciation (depreciation) on securities
 available for sale ...................................................................       (291)        155
Change in stockholders' equity from net unrealized appreciation (depreciation)
  on securities available for sale, less related deferred income taxes ................       (465)        249
Increase in real estate held for development and sale resulting from St. Lucie West
  Holding Company ("SLWHC") purchase accounting adjustments ...........................      1,502           0
Decrease in other assets resulting from SLWHC purchase accounting adjustments .........     (1,502)          0
                                                                                         =========    ========

           See Notes to Consolidated Financial statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of
BankAtlantic, its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities relate to the operations of BankAtlantic and BankAtlantic's subsidiaries. However, on June 30, 1998 the Company acquired Ryan, Beck & Co., ("RBCO") an investment banking firm which is being operated as an independent autonomous subsidiary of the Company. On March 20, 1998, Leasing Technology Inc. ("LTI") was also acquired by the Company but it was intended to be operated as a wholly owned subsidiary of BankAtlantic, subject to receipt of regulatory approval. Such approval was obtained on June 30, 1998 and the Company contributed LTI to BankAtlantic at the Company's cost . All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 1998 and 1997, the consolidated results of operations for the three and six months ended June 30, 1998 and 1997, the consolidated stockholders' equity for the six months ended June 30, 1998 and 1997 and the consolidated cash flows for the six months ended June 30, 1998 and 1997. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997 and the March 31, 1998 Form 10Q.

2.  EQUITY CAPITAL

     Pursuant to previously announced plans to purchase shares of its common stock, during the six months ended June 30, 1998, the Company paid $10.6 million to repurchase and retire 738,500 shares of Class B common stock and during the six months ended June 30, 1997, the Company paid $7.4 million and $840,438 to repurchase 708,750 shares and 75,000 shares of Class A and Class B common shares, respectively. During the six months ended June 30, 1998, the Company issued 505,793 shares of Class A common stock upon the conversion of $3.3 million in principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2006 (the "6 3/4% Convertible Debentures") at a conversion price of $6.55. This conversion increased stockholders' equity $3.2 million, net of offering costs. During the six months ended June 30, 1998, the Company issued 2,863,367 and 718,413 shares of Class A common stock to acquire RBCO and LTI, respectively (see also Note 7 "Acquisitions"). Upon acquisition of RBCO, the Company assumed all options outstanding under RBCO's existing stock option plans resulting in the issuance of options to purchase 314,145 shares of Class A common stock at various exercise prices based upon the exercise prices of the assumed options. Furthermore, pursuant with the RBCO acquisition agreement 683,362 restricted shares of Class A Common Stock were placed in an incentive and retention pool for the benefit of certain RBCO employees. The incentive and retention pool has a four year vesting period from the date of acquisition.

     The following table sets forth all outstanding options:

                                           Outstanding   Outstanding
                                             Options       Options
                                             Class B       Class A
                                           -----------   -----------
Options Outstanding at December 31, 1997    2,115,547      1,616,632
Options Issued in connection with the
  acquisition of RBCO ..................            0        314,145
Options granted ........................            0         61,250
Options Exercised ......................     (429,799)       (10,989)
Options Canceled .......................       (2,877)       (36,203)
                                           ----------    -----------
Options Outstanding at June 30, 1998 ...    1,682,871      1,944,835
                                           ==========    ===========
Exercisable at June 30, 1998 ...........       75,289        184,275
                                           ==========    ===========
Exercise price per share outstanding ...  $3.90-$4.00   $3.97-$14.38
                                           ==========    ===========

3.  SALES OF FINANCIAL ASSETS

     During the six months ended June 30, 1998, the Company sold $19.7 million of mortgage servicing rights relating to approximately $1.3 billion of underlying loans realizing gains of $2.0 million.. In addition, the Company realized $362,000 of deferred revenues relating to mortgage servicing rights sold during prior periods. During the three and six months ended June 30, 1997, the Company sold $5.8 million and $11.1 million of mortgage servicing rights realizing gains of $2.2 million and $4.6 million, respectively. These mortgage servicing rights related to approximately $496.1 million and $1.0 billion of loans, respectively. Included in other assets at June 30, 1998 and December 31, 1997 were $13.3 million and $9.1 million of receivables, respectively, from the sales of mortgage servicing rights. During the three and six months ended June 30, 1998, the Company sold $72.3 million and $388.1 million of securities available for sale for an aggregate gain of $473,000 and $2.2 million, respectively. During the three and six months ended June 30, 1997, the Company sold $113.0 million and $204.2 million of securities available for sale for aggregate gains of $689,000 and $942,000, respectively. During the three and six months ended June 30, 1998, the Company sold $48.0 million and $141.9 million of loans held for sale for gains of $1.1 million and $2.8 million, respectively. During the three and six months ended June 30, 1998, the Company transferred $58.1 million and $108.5 million of purchased residential loans from the held for investment category to the loans held for sale category. As part of its normal operations the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio. During the three and six months ended June 30, 1997, the Company sold $30.0 million and $54.6 million of loans held for sale for gains $714,000 and $1.2 million, respectively.

4.  TRADING SECURITIES

     The unrealized and realized gains (losses) on trading securities for the three and six months ended June 30, 1998 were $(28,000) and $560,000 and $143,000 and $560,000, respectively. Included in trading account securities were $27.7 million of securities owned by RBCO at June 30, 1998. Included in other liabilities was $3.3 million of securities sold not yet purchased.

     The Company's trading securities consist of the following (in thousands):

                                        June 30,     December 31,
                                         1998            1997
                                        -------      -----------
Debt obligations:
  States and municipalities ..          $10,270        $     0
  Corporations ...............              636              0
  U.S. Government and agencies              431              0
Corporate equities ...........           23,098          5,067
Other ........................               25              0
                                         ------         ------
                                        $34,460        $ 5,067
                                         ======         ======

5.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     In October 1997, BankAtlantic acquired the St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County, Florida. Upon further evaluation of the fair value of the assets acquired in connection with the SLWHC acquisition, other assets was reduced by $1.5 million with a corresponding increase in real estate held for development and sale. During the three and six months ended June 30, 1998, SLWHC land sales resulted in gains of $5.2 million and $5.3 million, respectively, the Company invested an additional $3.6 million and $4.4 million in SLWHC, respectively, and SLWHC had operating expenses of $1.3 million and $2.3 million, respectively. Additionally, during the three and six months ended June 30, 1998 the Company's investments and advances to other real estate joint ventures increased by $1.3 million and $20.5 million, respectively. Furthermore, the Company capitalized $218,000 of interest expense in connection with investments in and advances to joint ventures' activities.

6.  COMPREHENSIVE INCOME

     In June 1997 the FASB issued Statement No. 130 ("FAS 130") "Reporting Comprehensive Income". FAS 130 became effective for the Company on January 1, 1998 with earlier financial statements reclassified to reflect its application. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Some of the items included in comprehensive income are unrealized gains and losses on securities available for sale, foreign currency translations and underfunded pension obligations. Reclassification adjustments are made to avoid double counting in comprehensive income items that are displayed as part of net income for a period that also had been displayed as part of other comprehensive income in an earlier period. Implementation of FAS 130 required additional disclosure in the Company's financial statements but had no impact on the Company's Statement of Financial Condition or Statement of Operations. The income tax benefit relating to the reclassification adjustment for the six months ended June 30, 1998 and 1997 was $434,000 and $324,000, respectively.

7.  ACQUISITIONS

     In March 1998, the Company acquired LTI, a company engaged in the equipment leasing and finance business. For financial accounting purposes the acquisition was effective on March 1, 1998. LTI principally leases or finances trucks, and manufacturing and construction equipment to businesses located primarily in South Florida. In June 1998, BankAtlantic received regulatory approval and the capital stock of LTI was contributed by the Company to BankAtlantic effective June 30, 1998. The acquisition of LTI was accounted for under the purchase method of accounting as if the acquisition had occurred March 1, 1998. The results of LTI are included in the Company's results of Operations as of March 1, 1998. The Company will amortize goodwill over 25 years on a straight line basis. Based upon an appraisal from an independent third party, the estimated fair value of Class A common stock issued in the acquisition was reduced to reflect contractual transfer restrictions on the Company's stock received by the former LTI shareholders. This valuation was changed from 90% of the fair value to 65% based on a valuation appraisal report received from an independent third party.

     On June 30, 1998 the Company acquired all of RBCO's outstanding shares of common stock in exchange for shares of the Company's Class A common stock in an acquisition accounted for under the purchase method of accounting. RBCO will be operated as an autonomous independent wholly owned subsidiary under RBCO's management. RBCO is an investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. RBCO provides investment banking, research and financial advisory services primarily to financial services companies with a focus on corporate finance and merger-related services. RBCO offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. RBCO's retail and institutional brokerage clients consist primarily of high net worth individuals (primarily residents of New Jersey, other Mid-Atlantic and
Northeastern states and Florida), banking and thrift institutions (primarily located in New Jersey, Pennsylvania and Florida) and, to a much lesser extent, insurance companies and specialty finance companies. The principal executive office of RBCO is located in Livingston, New Jersey. RBCO is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). RBCO is not a member of any securities exchange. Brokerage services to retail and institutional customers are provided through RBCO's sales force of 84 sales account executives located in the Livingston and Shrewsbury, New Jersey, Bala Cynwyd, Pennsylvania, and West Palm Beach, Florida offices.

     The preliminary analysis of the fair value of assets acquired and liabilities assumed in connection with the acquisitions of RBCO and LTI effective June 30, 1998 and March 1, 1998, respectively, is as follows:

In thousands                                      RBCO        LTI        Total
                                                -------     -------     -------
Cash acquired ..............................   $    733    $      0    $    733
Leases receivable, net .....................          0       8,419       8,419
Securities available for sale ..............          0         121         121
Trading account securities .................     27,697           0      27,697
Property and equipment .....................      2,916         119       3,035
Deferred income tax (liability) assets .....      1,015        (551)        464
Other assets ...............................      4,104         975       5,079
Securities sold not yet purchased ..........     (3,334)          0      (3,334)
Notes payable ..............................     (1,704)     (6,670)     (8,374)
Other liabilities ..........................     (7,709)     (4,151)    (11,860)
Subordinated loan from the Company .........    (10,000)          0     (10,000)
                                               --------    --------    --------
Fair value of net tangible assets acquired .     13,718      (1,738)     11,980
                                               --------    --------    --------
Estimated fair value of Class A common stock
 issued ....................................     35,017           0      35,017
Estimated fair value of restricted Class A
 common stock issued .......................      1,634       5,783       7,417
Estimated fair value of Class A common stock
 options issued ............................      1,582           0       1,582
Cash paid to shareholder ...................          0         300         300
Acquisition costs ..........................        500         100         600
                                               --------    --------    --------
Total purchase price .......................     38,733       6,183      44,916
                                               --------    --------    --------
Cost over fair value of net assets acquired    $ 25,015    $  7,921    $ 32,936
                                               ========    ========    ========

    The net cash acquired in connection with both of the above acquisitions was $433,000. During March 1998, the Company extended RBCO a $10.0 million subordinated loan on an arms length basis to enable RBCO to expand into new products and markets. Upon acquisition, the loan was eliminated in consolidation. Included in cost over fair value of net assets acquired was $2.6 million of goodwill related to the February 1998 acquisition by RBCO of Cumberland Advisors and Cumberland Consulting. This valuation is subject to change based on a valuation appraisal on Class A restricted common stock issued in connection with the above transaction. The goodwill associated with the Cumberland entities will be amortized on a straight line basis over 15 years resulting in an annual expense of $171,000. This will be tax deductible and the remaining goodwill of $22.5 million associated with RBCO will be amortized on a straight line basis over 25 years resulting in an annual expense of $900,000 that will not be tax deductible.

     The following is proforma information for the six months ended June 30, 1998 and 1997 as if the RBCO acquisition was consummated on January 1, 1998 and 1997, respectively. The proforma information is not necessarily indicative of the results of operations which would have been realized had the acquisition been consummated as of the dates for which the proforma financial information is presented or future performance (in thousands, except for per share data):

                                             For the Six Months Ended
                                             ------------------------
                                        June 30,1998          June 30,1997
                                        ------------          ------------
                                    Historical  Proforma  Historical  Proforma
                                    ----------  --------  ----------  --------
Net interest income ..............   $ 51,731   $ 52,010   $ 47,934   $ 48,246
                                      -------    -------    -------    -------
Provision for loan losses ........      6,778      6,778      5,162      5,162
                                      -------    -------    -------    -------
Non-interest income ..............     23,007     45,442     18,658     33,202
Non-interest expense .............     48,893     70,708     39,843     54,813
                                      -------    -------    -------    -------
Provision for income taxes .......      7,420      7,927      8,425      8,484
                                      -------    -------    -------    -------
Net Income .......................   $ 11,647   $ 12,039   $ 13,162   $ 12,989
                                      =======    =======    =======    =======
Basic earnings per share Class A .   $   0.37   $   0.35   $   0.46   $   0.41
                                      =======    =======    =======    =======
Basic earnings per share Class B .   $   0.33   $   0.31   $   0.45   $   0.41
                                      =======    =======    =======    =======
Diluted earnings per share Class A   $   0.29   $   0.28   $   0.37   $   0.34
                                      =======    =======    =======    =======
Diluted earnings per share Class B   $   0.28   $   0.27   $   0.37   $   0.34
                                      =======    =======    =======    =======

     The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of the Company's Class A common stock representing 20% of the total transaction value was allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A common stock which will vest in four years to employees who remain for the period. The retention pool, valued at $8.1 million at the acquisition date, will be amortized to compensation expense over the four year vesting period and is tax deductible at the vesting date. Included in the Company's Statement of Financial Condition at June 30, 1998 were the assets and liabilities of RBCO. The operations of RBCO during the six months ended June 30, 1998 were not included in the Company's Statement of Operations.

8.  NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits" ("FAS 132") was issued in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of FAS 132 will impact disclosure only, but will not have an impact on the Company's Consolidated Statement of Operations or Statement of Financial Condition.

     Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative as a gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative  designated  as  hedging  the  foreign  currency  exposure  of a  net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

     Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

     This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. This statement should not be applied retroactively to financial statements of prior periods. The Company intends to implement FAS 133, January 1, 2000 and its potential impact on the Statement of Operations and Statement of Condition is currently under review by management.

9.  RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform with statement presentation for 1998.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic conditions, competitive and other factors affecting the Company's assets, operations, markets, products and services, as well as expansion strategies, including the addition of ATM machines and the success of its real estate activities, potential impact of change in interest rates, regulatory oversight and other factors discussed in the Company's Annual Report on Form 10K for the year ended December 31, 1997. Many of these factors are beyond the Company's control.

     The Company's basic and diluted earnings per share for Class A common stock were $0.20 and $0.16, respectively, for the three months ended June 30, 1998 compared to $0.24 and $0.19 for the comparable 1997 period. The Company's basic and diluted earnings per share for Class B common stock were $0.18 and $0.15, respectively, for the three months ended June 30, 1998 compared to $0.23 and $0.19 for the comparable 1997 period. The Company's net income declined from $6.8 million during the three months ended June 30, 1997 to $6.4 million during the comparable 1998 period. The primary reasons for the decline in net income were declines in loan servicing income, including accelerated amortization of premiums associated with mortgage servicing rights resulting from prepayments of the related mortgages, higher provisions for loan losses and expenses associated with the implementation of new business initiatives.

     The Company's basic and diluted earnings per share for Class A common stock were $0.37 and $0.29, respectively, for the six months ended June 30, 1998 compared to $0.46 and $0.37 for the comparable 1997 period. The Company's basic and diluted earnings per share for Class B common stock were $0.33 and $0.28, respectively, for the six months ended June 30, 1998 compared to $0.45 and $0.37 for the comparable 1997 period. The Company's net income declined from $13.2 million during the six months ended June 30, 1997 to $11.6 million during the comparable 1998 period. The primary reasons for the decline in net income were the same as discussed above for the three month period.

NET INTEREST INCOME

                                                                For the Three Months Ended          For the Six Months Ended
                                                                         June 30,                           June 30,
                                                             -------------------------------     -------------------------------
(In thousands)                                                  1998       1997       Change       1998        1997      Change
                                                             -------     -------     -------     -------     -------     -------
Interest and fees on loans ...............................  $ 55,024    $ 41,948    $ 13,076    $102,135    $ 83,071    $ 19,064
Interest on banker's acceptances .........................       383           0         383         871           0         871
Interest and dividends on  securities available for sale .     7,385       8,246        (861)     17,372      15,788       1,584
Interest and dividends on investment securities held to
  maturity and trading securities ........................     2,231       1,852         379       4,455       3,631         824
Interest on deposits .....................................   (16,659)    (17,042)        383     (33,117)    (34,317)      1,200
Interest on advances from FHLB ...........................   (13,760)     (6,266)     (7,494)    (24,472)    (11,067)    (13,405)
Interest on securities sold under agreements to repurchase    (3,072)     (2,309)       (763)     (6,152)     (4,858)     (1,294)
Interest on subordinated debentures, notes payable and
  guaranteed preferred  interest in the Company's Junior
Subordinated Debentures ..................................    (4,712)     (2,775)     (1,937)     (9,579)     (4,314)     (5,265)
Capitalized interest .....................................       218           0         218         218           0         218
                                                             -------     -------     -------     -------     -------     -------
  Net interest income ....................................  $ 27,038    $ 23,654    $  3,384    $ 51,731    $ 47,934    $  3,797
                                                             =======     =======     =======     =======     =======     =======

     The increase in interest and fees on loans during the three months ended June 30, 1998 compared to the same period in 1997 reflects higher average balances resulting from the purchase of residential loans and the origination of commercial mortgages, and international and small business loans. The additional interest income from higher loan balances was partially offset by lower rates earned on the loan portfolio due to a shift in the loan portfolio from higher yielding consumer and commercial loans to lower yielding residential loans. Residential loans as a percentage of total loans receivable increased from 47% at June 30, 1997 to 56% at June 30, 1998. Purchased residential loans, commercial mortgages, and international and small business loan balances increased from $998.6 million, $547.9 million, $0 and $6.9 million, respectively, at June 30, 1997 to $1.7 billion, $554.2 million, $50.4 million and $74.4 million, respectively, at June 30, 1998. The increase in banker's acceptances interest income resulted from the Company investing short term funds in banker's acceptances during 1998. The decrease in interest and dividends on securities available for sale resulted from lower average balances due to sales of securities and repayments of asset-backed securities partially offset by the purchases of securities available for sale. During the six months ended June 30, 1998, the Company sold $388.1 million of securities available for sale and purchased $365.4 million of securities available for sale. The balances of asset-backed securities declined from $16.6 million at June 30, 1997 to $1.2 million at June 30, 1998. As a result of the above purchases, sales and principal repayments, the average balances of securities available for sale declined from $543.8 million for the three months ended June 30, 1997 to $499.8 million for the comparable 1998 period. The increases in interest and dividends on investment securities during the 1998 three month period were primarily due to higher FHLB stock average balances. FHLB stock average balances increased from $20.3 million during the three months ended June 30, 1997 to $48.4 million during the comparable 1998 period. Increases in FHLB stock were required based on higher FHLB advance levels.

     The decrease in interest on deposits for the quarter ended June 30, 1998 compared to the 1997 quarter resulted from lower average interest bearing deposit balances and rates during 1998. Average interest bearing deposit balances decreased from $1.632 billion for the three months ended June 30, 1997 to $1.622 billion for the three months ended June 30, 1998, and average rates on deposits decreased from 4.19% during the 1997 second quarter to 4.12% during the comparable 1998 quarter. The decline in interest bearing deposit average balances and rates reflects lower certificate account balances due to the run-off of higher rate certificate accounts acquired in connection with the Bank of North America acquisition. The mix in the Company's deposit portfolio changed from 55% certificate accounts and 45% transaction accounts during the six months ended June 30, 1997 to 51% certificate accounts and 49% transaction accounts during the comparable 1998 period. The increase in interest expense on advances from FHLB was primarily due to higher average balances. Advances from FHLB average balances increased from $404.8 million during the second quarter of 1997 to $946.8 million during the comparable 1998 quarter. The additional FHLB borrowings were primarily intermediate term advances used to fund purchases of residential loans. The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances during 1998. Securities sold under agreements to repurchase average balances increased from $172.3 million during the three months ended June 30, 1997 to $228.5 million during the comparable 1998 three month period. The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes payable resulted from the issuance in November 1997 of $100 million of 5 5/8% Convertible Subordinated Debentures due 2007 ("5 5/8% Convertible Debentures") as well as interest expense on $4.8 million of notes payable relating primarily to SLWHC and LTI. The proceeds from the issuance of the 5 5/8% Convertible Debentures and securities sold under agreements to repurchase were primarily used to fund residential loan purchases.

     During the six months ended June 30, 1998, net interest income increased by $3.6 million. The increase in interest income was impacted by higher average balances in all categories of interest earning assets partially offset by lower yields. Total interest earning assets increased from $2.5 billion during the six months ended June 30, 1997 to $3.2 billion during the comparable 1998 period while weighted average interest rates on interest earning assets declined from 8.32% during the 1997 six month period to 7.89% during the comparable 1998 period. The higher interest earning asset average balances and lower yields were primarily related to the items discussed above for the quarter. The increase in interest expense was impacted by higher interest bearing liabilities average balances and rates. Total interest bearing liabilities increased from $2.3 billion during the 1997 six month period to $2.9 billion during the comparable 1998 period while rates on interest bearing liabilities increased from 4.78% during 1997 to 5.03% during 1998. The higher interest bearing liabilities average balances and higher yields were primarily related to the items discussed above for the quarter.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the second quarter 1998 was $3.4 million compared to $2.7 million during the comparable 1997 period. The higher 1998 provision for loan losses primarily resulted from an increase in net charge-offs from $1.7 million during the 1997 quarter to $3.1 million during the 1998 quarter. The increase in net charge-offs primarily resulted from a $783,000 charge-off of a factoring account which was fully reserved during the first quarter of 1998, $191,000 of lease financing net charge-offs and a $398,000 increase in consumer loan net charge-offs. The allowance for loan losses was increased by $650,000 to $30.6 million during the 1998 second quarter reflecting the transfer of $108,000 of leases sold with recourse from other liabilities to allowance for loan loss upon the repurchase of $4.4 million of leases previously sold to investors with recourse. The remaining increase in the allowance for loan losses was due to loan growth. During the three months ended June 30, 1997 the allowance for loan losses was increased by $1.0 million due primarily to allowances acquired in connection with the LTI acquisition, loan growth, increased consumer loan portfolio delinquencies, and consumer loan charge-off trends.

     The provision for loan losses for the six months ended June 30, 1998 increased by $1.6 million from the comparable 1997 period. The increase primarily related to higher consumer loan charge-offs, the factoring account mentioned above, and net charge-offs associated with LTI. The increase in the allowance for loan losses was primarily related to the items discussed above for the quarter.

     At the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                             June 30,    December 31,
                                               1998          1997
                                              ------     -----------
Nonaccrual:
     Tax certificates ....................   $   930    $        880
     Loans and leases ....................    18,087          17,569
                                              ------     -----------
     Total nonaccrual ....................    19,017          18,449
                                              ------     -----------
Repossessed Assets:
    Real estate owned, net of allowance ..     5,775           7,528
    Repossessed assets ...................     2,090           2,912
                                              ------     -----------
    Total repossessed assets .............     7,865          10,440
                                              ------     -----------
Contractually past due 90 days or more (1)     3,516             647
                                              ------     -----------
    Total non-performing assets ..........    30,398          29,536
Restructured loans .......................        14           4,043
                                              ------     -----------
    Total risk elements ..................   $30,412    $     33,579
                                              ======     ===========

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

     Total risk elements at June 30, 1998 compared to December 31, 1997 decreased by $3.2 million. The decrease in risk elements primarily relates to a $4.0 million decline in restructured loans, partially offset by a $862,000 increase in nonperforming assets. The increase in nonperforming assets reflects LTI non-accrual leases and commercial loans contractually past due 90 days or more and LTI nonaccrual leases in 1998. During the six months ended June 30, 1998 a $1.1 million commercial mortgage loan was transferred from restructured loans to loans contractually past due 90 days or more and a $2.9 million commercial real estate loan was transferred out of restructured loans. Included in nonaccrual loans and leases at June 30, 1998 were $766,000 of LTI leases compared to zero at December 31, 1997. The above increases in nonperforming assets at June 30, 1998 were significantly offset by lower consumer and residential non-accrual balances. The change in repossessed assets includes $327,000 of equipment and vehicles acquired in connection with the LTI acquisition net of a decline in residential and consumer repossessed assets of $1.5 million and $1.1 million, respectively.

NON-INTEREST INCOME

                                                                  For the Three Months Ended     For the Six Months Ended
                                                                           June 30,                       June 30,
                                                                 --------------------------     --------------------------
(In thousands)                                                    1998      1997     Change      1998      1997     Change
                                                                 ------    ------    ------     ------    ------    ------
Loan servicing and other loan fees ..........................   $   906   $ 1,405   $  (499)   $ 1,398   $ 2,976   $(1,578)
Gains on sales of loans available for sale ..................     1,104       714       390      2,832     1,165     1,667
Gains on sales of mortgage servicing rights .................       362     2,201    (1,839)     2,400     4,634    (2,234)
Unrealized and realized gains (losses) on trading securities.       532         0       532        703         0       703
Gains on sales of securities available for sale .............       473       689      (216)     2,193       942     1,251
Real estate held for development and sale and joint venture
 activities, net ............................................     3,954         0     3,954      3,003         0     3,003
Transaction accounts ........................................     3,040     2,267       773      5,640     4,412     1,228
ATM fees ....................................................     1,590     1,351       239      2,887     2,665       222
Other .......................................................     1,111     1,007       104      1,951     1,864        87
                                                                 ------    ------    ------     ------    ------    ------
  Total non-interest income .................................   $13,072   $ 9,634   $ 3,438    $23,007   $18,658   $ 4,349
                                                                 ======    ======    ======     ======    ======    ======

     The decrease in loan servicing and other loan fees during the three and six month period in 1998 compared to the corresponding 1997 periods resulted from a decline in loan servicing income, partially offset by an increase in late fee income and loan fees. Loan servicing income declined by $1.0 million and $2.4 million, respectively, due to accelerated amortization of mortgage servicing rights caused by mortgage prepayments during the periods. Late fee and other loan fee income increased from $980,000 and $1.8 million during the three and six months ended June 30, 1997 to $1.5 million and $2.7 million during the comparable 1998 periods primarily due to a larger loan portfolio.

     During the three and six months ended June 30, 1998, the Company sold $48.0 million and $141.9 million of loans held for sale for gains reported in the preceding table. During the three and six months ended June 30, 1998, the Company transferred $58.1 million and $108.5 million of purchased residential loans from the held for investment category to the loans held for sale category. As part of its normal operations the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio. During the three and six months ended June 30, 1997, the Company sold $30.0 million and $54.6 million of loans held for sale for gains reported in the preceding table.

     During the six months ended June 30, 1998, the Company sold $19.7 million of mortgage servicing rights for gains reported in the above table. These rights related to approximately $1.3 billion of loans serviced for others. Included in the gain was $362,000 of previously deferred revenues relating to mortgage servicing rights sold during prior periods. During the three and six months ended June 30, 1997, the Company sold $5.8 million and $11.1 million of mortgage servicing rights for gains as reported in the above table. These rights related to approximately $496.1 million and $1.0 billion of loans serviced for others during the respective three and six month periods ended June 30, 1997.

     During the six months ended June 30, 1998 and 1997, the Company sold the following securities held in the available for sale portfolio for gains as reported in the above table: (in thousands), at cost:

                                                  l998       l997
                                                -------    -------
7 year balloon mortgage-backed securities ..   $121,232   $      0
5 year balloon mortgage-backed securities ..     27,151          0
REMIC ......................................          0      5,992
Federal agency obligations .................          0      7,597
FHLB Bonds .................................      9,977          0
U.S. treasury notes ........................      4,980    190,631
                                                -------    -------
  Total fixed rate securities ..............    163,340    204,220
                                                -------    -------
Equity securities ..........................        120          0
                                                -------    -------
5-1 Adjustable rate mortgages ..............    121,447          0
3-1 Adjustable rate mortgages ..............    103,183          0
                                                -------    -------
Total adjustable rate securities ...........    224,630          0
                                                -------    -------
Total sales of securities available for sale   $388,090   $204,220
                                               ========   ========

     During the three and six months ended June 30, 1998, the Company sold marketable equity trading securities for a $560,000 gain. The unrealized gains (losses) on trading securities for the three and six months ended June 30, 1998 was $(28,000) and $143,000, respectively.

     The increase in transaction account fees during the three and six months ended June 30, 1998 compared to the corresponding 1997 period resulted from higher checking account income reflecting increased balances held in transaction accounts. Average transaction account balances increased from $904.8 million during the six months ended June 30, 1997 to $977.4 million during the comparable 1998 period.

     The increase in ATM fee income during the second quarter of 1998 resulted from installations of ATM machines in Georgia Wal-Mart superstores as well as installations of ATM machines in gas stations and convenience stores primarily in South Florida. As a result of the above installations the number of ATM machines increased by 115 for the three months ended June 30, 1998. Management anticipates ATM fee income will continue to increase due to the expected installation of an additional 232 ATM machines during the remainder of 1998.

     Real estate held for development and sale and joint venture activities, net primarily represents the results of SLWHC operations. During the three and six months ended June 30, 1998 SLWHC recorded gains on sales of land of $5.2 million and $5.3 million and incurred $1.3 million and $2.3 million of operating expenses, respectively. Furthermore, included in interest expense was $218,000 of capitalized interest on investment in and advances to joint ventures during the three and six months ended June 30, 1998.


NON-INTEREST EXPENSES

                                           For the Three Months Ended      For the Six Months Ended
                                                    June 30,                        June 30,
                                           --------------------------     ---------------------------
(In thousands)                              1998      1997     Change      1998       1997     Change
                                           ------    ------    ------     ------     ------    ------
Employee compensation and benefits ....   $12,014   $ 9,286   $ 2,728    $23,482    $18,833   $ 4,649
Occupancy and equipment ...............     5,426     4,245     1,181     10,554      9,037     1,517
Federal insurance premium .............       258       345       (87)       520        553       (33)
Advertising and promotion .............     1,693       525     1,168      2,184        894     1,290
Foreclosed asset activity, net ........       125        15       110        (44)        28       (72)
Amortization of cost over fair value of
 net assets acquired ..................       701       627        74      1,360      1,254       106
Other .................................     5,766     4,400     1,366     10,837      9,244     1,593
                                           ------    ------    ------     ------     ------    ------
 Total non-interest expenses ..........   $25,983   $19,443   $ 6,540    $48,893    $39,843   $ 9,050
                                           ======    ======    ======     ======     ======    ======

     The increase in employee compensation and benefits during the three and six months ended June 30, 1998 compared to the 1997 period resulted from the expansion of BankAtlantic's branch network and the start-up of five new business units (small business lending, international banking, trade finance, commercial loan syndications, and capital markets), requiring the hiring of 100 employees including senior managers, support and branch personnel and the acquisition of LTI. As a result of these growth initiatives the number of full-time equivalent employees increased from 1,009 at June 30, 1997 to 1,153 at June 30, 1998. Occupancy and equipment expenses increased during the three months ended June 30, 1998 due to the expanded ATM and branch network and computer technology upgrades resulting in $404,000 of higher depreciation expense, a $226,000 increase in data processing expenses and $358,000 of additional rent expense. Depreciation, data processing and rent expenses increased by $618,000, $281,000 and $418,000, respectively, during the six months ended June 30, 1998 compared to the same 1997 period.

     The increase in advertising and promotion expenses during the three and six months ended June 30, 1998 compared to the same 1997 period resulted from the implementation of a new print and TV identity campaign as well as branch expansion promotions in Miami-Dade County, and the Tampa Bay markets. Advertising and promotion costs are expensed as incurred.

     The increase in the amortization of cost over fair value of net assets acquired for the three and six months ended June 30, 1998 related to the LTI acquisition.

     The increase in other expenses during the three months ended June 30, 1998 compared to the 1997 period resulted from increases in telephone, ATM and consulting expenses of $206,000, $238,000 and $392,000, respectively. Furthermore, tax certificate recoveries were $285,000 lower during the 1998 three month period compared to the same 1997 period. The higher telephone expense reflects additional costs associated with a larger organization. The ATM expense increase reflects the larger ATM network during 1998 compared to the 1997 period. The higher consulting fees resulted from the hiring of the consulting firm Alex Sheshunoff & Co. to provide an efficiency and profit improvement study which is expected to be completed by the end of the third quarter of 1998. During the six months ended June 30, 1998 compared to the 1997 period stationery, printing and supplies, telephone, postage, ATM, and consulting  expenses  increased by $182,000,  $270,000,  $118,000 and  $607,000, respectively, primarily for the same reasons described above. Tax certificate recoveries were $172,000 lower during the 1998 six month period compared to the same 1997 period.


FINANCIAL CONDITION

     The Company's total assets at June 30, 1998 were $3.8 billion compared to $3.1 billion at December 31, 1997. Loans receivable, net, loans available for sale, trading securities, investments in real estate held for development and joint ventures, net, FHLB stock, mortgage servicing rights, cost over fair value of net assets acquired and other assets increased by $590.7 million, $50.3 million,  $29.4 million,  $23.6  million,  $19.8  million,  $9.4 million,  $31.6 million and $6.1 million, respectively, while securities available for sale declined by $93.9 million. The higher loans receivable balances resulted from the purchase of $1.0 billion of wholesale residential loans and $594.9 million of loan fundings, partially offset by $676.2 million of principal reductions on loans and $141.9 million of loan sales. Included in trading securities was $27.7 million of debt and equity securities acquired in connection with the RBCO acquisition. During the six months ended June 30, 1998, the Company through a wholly owned subsidiary invested or advanced $20.5 million in real estate joint ventures located in South Florida. The additional FHLB stock balances was due to higher FHLB advances. The higher mortgage servicing rights balances reflects $36.6 million of mortgage servicing rights acquired partially offset by the sale of $13.7 million of mortgage servicing rights and $7.6 million of amortization. The LTI and RBCO acquisitions increased cost over fair value of net assets acquired by $32.9 million partially offset by amortization of existing goodwill. The increase in other assets primarily resulted from the assets acquired in connection with the RBCO acquisition. The decline in securities available for sale balances resulted from the sale of $388.1 million of securities, and principal collected of $69.4 million, partially offset by the purchase of $365.4 million of securities available for sale. The Company sold securities primarily to fund residential loan purchases.

     The Company's total liabilities at June 30, 1998 were $3.5 billion compared to $2.9 billion at December 31, 1997. Deposits, FHLB advances, federal funds purchased, securities sold under agreements to repurchase, advances by borrowers for taxes and insurance and other liabilities increased by $48.9 million, $361.4 million, $11.1 million, $143.8 million, $42.1 million and $35.1 million, respectively. The deposit increase primarily came from the Miami-Dade and Palm Beach County market segment and the small business banking unit. The increase in other liabilities primarily resulted from liabilities acquired in connection with the RBCO acquisition and increased accrued interest payables. Proceeds from FHLB advances, securities sold under agreements to repurchase, deposit inflows and advances by borrowers for taxes and insurance, loan repayments, sales of financial assets, principal collected on securities available for sale and investment securities held to maturity were used to repay securities sold under agreements to repurchase, fund loan growth and loan purchases, deposit outflows and to purchase securities available for sale, trading securities, mortgage servicing rights, FHLB stock, tax certificates and to acquire outstanding shares of Class B common stock.


MARKET RISK

     Market risk is the risk arising from changes in interest rates, foreign currency exchange rates, and commodity and equity prices. The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The Company acquired $27.7 million of debt and equity trading securities in connection with the RBCO acquisition as well as securities sold not yet purchased. The debt obligations in RBCO's trading portfolio primarily consist of municipal obligations issued by the State of New Jersey or Municipalities within the State. Substantially all of the equity securities are instruments issued by banking and thrift institutions. The Company's primary market risk is interest rate risk.

EQUITY PRICING RISK

     Presented below is an analysis of the Company's equity pricing risk at June 30, 1998. The following table measures changes in the fair value of the Company's trading, available for sale securities and securities sold not yet purchased at June 30, 1998 based on percentage changes in fair value.


       Percent          Trading       Available       Securities
       Change In       Securities       for Sale      Sold Not Yet
       Fair Value      Fair Value      Fair Value      Purchased
       ----------      ----------      ----------     ------------
                            (Dollars in thousands)
         20.00 %       $  41,352       $   15,409      $    4,001
         10.00 %       $  37,906       $   14,125      $    3,667
          0.00 %       $  34,460       $   12,841      $    3,334
        (10.00)%       $  31,014       $   11,557      $    3,001
        (20.00)%       $  27,568       $   10,273      $    2,667


INTEREST RATE RISK

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 1998 resulting from a change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by: (i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at June 30, 1998, and (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values at June 30, 1998,). The difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values. Management has made estimates of fair value discount rates that it believes to be reasonable, however, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Presented below is an analysis of the Company's interest rate risk at June 30, 1998 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.


         Changes         Net Portfolio          Dollar
         in Rate          Value Amount          Change
         -------         -------------         --------
                    (Dollars in thousands)
         +200 bp           $ 302,912          $ (78,759)
         +100 bp           $ 351,677          $ (27,955)
            0 bp           $ 377,463          $       0
         (100)bp           $ 328,873          $ (46,242)
         (200)bp           $ 259,070          $(113,532)

     Certain assumptions by the Company in assessing the interest rate risk were utilized in developing the model and preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Furthermore, even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the Company may take in the future.

LIQUIDITY AND CAPITAL RESOURCES

     LTI is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At June 30, 1998, the amount of lease payments subject to such recourse provisions was approximately $11.8 million. A $279,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     BankAtlantic's primary sources of funds during the first six months of 1998 were from operations, principal collected on loans, securities available for sale and investment securities held to maturity, and sales of securities available for sale, FHLB advances, securities sold under agreements to repurchase, mortgage servicing rights sales, deposit inflows and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings and to purchase FHLB stock, tax certificates, trading securities, mortgage servicing rights and securities available for sale and acquire Class B common stock. At June 30, 1998, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic's commitments to originate loans, purchase loans and purchase securities available for sale at June 30, 1998 were $135.1 million, $17.0 million and $123.6 million, respectively, compared to commitments to originate loans, purchase loans and purchase securities available for sale of $70.2 million, $90.9 million, and zero, respectively, at June 30, 1997. BankAtlantic expects to fund the 1998 loan commitments from loan and securities available for sale repayments. At June 30, 1998, loan commitments were 5.86% of net loans receivable.

     At the indicated date BankAtlantic's capital amounts and ratios were:

                                                                             To be Well
                                                     For Capital           Capitalized Under
                                                       Adequacy            Prompt Corrective
                                  Actual               Purposes            Action Provisions
                             ---------------       ----------------        -----------------
                             Amount    Ratio       Amount     Ratio        Amount      Ratio
                             -------   -----       -------    -----        -------     -----
(In thousands)
At June 30, 1998:
Total risk-based capital    $362,616   15.18%  >  $191,074  >  8.00 %  >  $238,842  >  10.00%
                                               =            =          =            =
Tier I risk-based capital   $332,855   13.94%  >  $ 95,537  >  4.00 %  >  $143,305  >   6.00%
                                               =            =          =            =
Tangible capital ........   $332,855    9.27%  >  $ 53,857  >  1.50 %  >  $ 53,857  >   1.50%
                                               =            =          =            =
Core capital ............   $332,855    9.27%  >  $143,618  >  4.00 %  >  $179,522  >   5.00%
                                               =            =          =            =

At December 31, 1997:
Total risk-based capital    $355,930   18.64%  >  $152,785  >  8.00 %  >  $190,981  >  10.00%
                                               =            =          =            =
Tier I risk-based capital   $332,010   17.38%  >  $ 76,392  >  4.00 %  >  $114,588  >   6.00%
                                               =            =          =            =
Tangible capital ........   $332,010   11.12%  >  $ 44,798  >  1.50 %  >  $ 44,798  >   1.50%
                                               =            =          =            =
Core capital ............   $332,010   11.12%  >  $ 89,595  >  3.00 %  >  $149,325  >   5.00%
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

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     As discussed in the Company's Annual Report on Form 10K for the year ended December 31, 1997, there is a legal action in New Jersey related to the Subject Portfolio. This action purports to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action seeks, among other things, rescission of the loan agreements and damages. In November 1995, the trial court in this action entered an order dismissing the complaint against BankAtlantic; and Plaintiffs appealed this ruling. In January 1996, the Appellate Court reversed the trial court decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiffs ability to maintain the case as a class action. In December 1997, the trial court denied plaintiffs motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The plaintiffs appealed this ruling to the Superior Court of New Jersey Appellate Division which, in March 1998, denied the plaintiffs motion to appeal. Plaintiff subsequently appealed to the Supreme Court of New Jersey which, on June 30, 1998, granted plaintiffs motion to appeal and remanded the matter to the Appellate Division to consider the class issue on its merits. The Appellate Division has not set a date for hearing of this matter.


     Exhibits and Reports on Form 8K

          Exhibit 11 Statement re: Computation of Per Share Earnings.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.





August 14, 1998                           By:    /s/Alan B. Levan
----------------                              -------------------------
     Date                                          Alan B. Levan
                                              Chief Executive Officer/
                                                 Chairman/President



August 14, 1998                           By:   /s/Jasper R. Eanes
---------------                               ------------------------
     Date                                         Jasper R. Eanes
                                              Executive Vice President/
                                               Chief Financial Officer

                                                                      EXHIBIT 11
                                                                      ==========
EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations.

                                             For the Three Months ended June 30,     For the Three Months ended June 30,
(In thousands, except per share                           1998                                        1997
     data and percentages)                   -----------------------------------     ------------------------------------
                                               Class A      Class B        Total      Class A        Class B        Total
                                             ----------    ----------     ------     ----------     ----------     ------
Basic Numerator
Actual dividends declared ..............    $       719   $       252    $   971    $       234    $       310    $   544
Basic allocated undistributed earnings .          3,825         1,595      5,420          4,065          2,212      6,277
                                             ----------    ----------     ------     ----------     ----------     ------
Allocated basic net income available
 for common shareholders ...............    $     4,544   $     1,847    $ 6,391    $     4,299    $     2,522    $ 6,821
                                             ==========    ==========     ======     ==========     ==========     ======

Basic Denominator
Weighted average shares outstanding ....     22,724,683    10,425,815                17,940,645     10,742,040
                                             ==========    ==========                ==========     ==========
Allocation percentage ..................          70.57%        29.43%                    64.75%         35.25%
                                             ==========    ==========                ==========     ==========
Basic earnings per share ...............    $      0.20   $      0.18               $      0.24    $      0.23
                                             ==========    ==========                ==========     ==========

Diluted Numerator
Actual dividends declared ..............    $       719   $       252    $   971    $       234    $       310    $   544
                                             ----------    ----------     ------     ----------     ----------     ------
Basic allocated undistributed earnings .          3,825         1,595      5,420          4,065          2,212      6,277
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage ............................            466          (466)         0            428           (428)         0
                                             ----------    ----------     ------     ----------     ----------     ------
Diluted allocated undistributed earnings          4,291         1,129      5,420          4,493          1,784      6,277
Interest expense on convertible debt ...          1,170           308      1,478            456            181        637
                                             ----------    ----------     ------     ----------     ----------     ------
Allocated dilutive net income available
 to common shareholders ................    $     6,180   $     1,689    $ 7,869    $     5,183    $     2,275    $ 7,458
                                             ==========    ==========     ======     ==========     ==========     ======

Diluted Denominator
Basic weighted average shares
 outstanding ...........................     22,724,683    10,425,815                17,940,645     10,742,040
Convertible debentures .................     15,973,042             0                 8,748,316              0
Options ................................        622,875       958,833                   244,475      1,014,037
Warrants ...............................              0             0                         0         10,963
                                             ----------    ----------                ----------     ----------
Diluted weighted average
 shares outstanding ....................     39,320,600    11,384,648                26,933,436     11,767,040
                                             ==========    ==========                ==========     ==========
Allocation percentage ..................          79.16%        20.84%                    71.57%         28.43%
                                             ==========    ==========                ==========     ==========
Diluted earnings per share .............     $     0.16   $      0.15               $      0.19    $      0.19
                                             ==========    ==========                ==========     ==========



                                              For the Six Months ended June 30,       For the Six Months ended June 30,
(In thousands, except per share                           1998                                        1997
     data and percentages)                   -----------------------------------     ------------------------------------
                                               Class A      Class B        Total      Class A        Class B        Total
                                             ----------    ----------     ------     ----------     ----------     ------
Basic Numerator
Actual dividends declared ...............   $     1,318   $       507    $ 1,825    $       487    $       623    $ 1,110
Basic allocated undistributed earnings ..         6,856         2,966      9,822          7,842          4,210     12,052
                                             ----------    ----------     ------     ----------     ----------     ------
Allocated basic net income available
 for common shareholders ................   $     8,174   $     3,473    $11,647    $     8,329    $     4,833    $13,162
                                             ==========    ==========     ======    ===========     ==========     ======

Basic Denominator
Weighted average shares outstanding .....    22,269,820    10,596,437                18,042,902     10,656,193
                                             ==========    ==========                ==========     ==========
Allocation percentage ...................         69.80%        30.20%                    65.07%         34.93%
                                             ==========    ==========                ==========     ==========
Basic earnings per share ................   $      0.37   $      0.33               $      0.46    $      0.45
                                             ==========    ==========                ==========     ==========

Diluted Numerator
Actual dividends declared ...............   $     1,318   $       507    $ 1,825    $       487    $       623    $ 1,110
                                             ----------    ----------     ------     ----------     ----------     ------
Basic allocated undistributed earnings ..         6,856         2,966      9,822          7,842          4,210     12,052
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage .............................           873          (873)         0            799           (799)         0
                                             ----------    ----------     ------     ----------     ----------     ------
 Diluted allocated undistributed earnings         7,729         2,093      9,822          8,641          3,411     12,052
Interest expense on convertible debt ....         2,373           643      3,016            911            360      1,271
                                             ----------    ----------     ------     ----------     ----------     ------
Allocated dilutive net income available
 to common shareholders .................   $    11,420   $     3,243    $14,663    $    10,039    $     4,394    $14,433
                                             ==========    ==========     ======     ==========     ==========     ======

Diluted Denominator
Basic weighted average shares
 outstanding ............................    22,269,820    10,596,437                18,042,902     10,656,193
Convertible debentures ..................    16,138,597             0                 8,754,273              0
Options .................................       631,411     1,034,397                   210,686      1,060,731
Warrants ................................             0             0                         0         10,963
                                             ----------    ----------                ----------     -----------
Diluted weighted average
 shares outstanding .....................    39,039,828    11,630,834                27,007,861     11,727,887
                                             ==========    ==========                ==========     ==========
Allocation percentage ...................         78.69%        21.31%                    71.70%         28.30%
                                             ==========    ==========                ==========     ==========
Diluted earnings per share ..............   $      0.29   $      0.28               $      0.37    $      0.37
                                             ==========    ==========                ==========     ==========