Form 10-Q
period 1998-09-30
BANKATLANTIC BANCORP INC
filed 1998-11-16
CIK 921768

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        Commission file number 34-027228
                                               ---------

                           BANKATLANTIC BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its Charter)

                   Florida                              65-0507804
                   -------                              ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

          1750 East Sunrise Boulevard
            Ft. Lauderdale, Florida                         33304
            -----------------------                         -----
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

                      YES [X]                   NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                        Outstanding at
        Title of Each Class                           November  10, 1998
        -------------------                           ------------------

Class A Common Stock, par value $0.01 per share           26,709,814
Class B Common Stock, par value $0.01 per share           10,356,431

                                TABLE OF CONTENTS



                                                                   PAGE
FINANCIAL INFORMATION                                            REFERENCE
---------------------                                            ----------


  Financial Statements........................................      1-12

   Consolidated Statements of Financial Condition  -
     September 30, 1998 and 1997 and December 31, 1997
     - Unaudited..............................................         1


   Consolidated Statements of Operations -  For the Three
     and Nine Months Ended September 30, 1998 and 1997
     - Unaudited..............................................         2


   Consolidated Statements of Stockholders' Equity for
     the Nine Months Ended September 30, 1998 and 1997
     - Unaudited..............................................         3


   Consolidated Statements of Cash Flows -  For the Nine
     Months Ended September 30, 1998 and 1997 - Unaudited.....       4-6


   Notes to Consolidated Financial Statements - Unaudited.....      7-12


   Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................     13-25


OTHER INFORMATION

   Exhibits and Reports on Form 8K............................        26

   Signatures.................................................        27

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                     September 30,   December 31,   September 30,
(In thousands, except share data)                                                        1998            1997            1997
---------------------------------                                                    ------------    -----------    ------------
ASSETS
Cash and due from depository institutions .........................................   $   88,321     $   82,787      $  113,734
Federal Funds sold ................................................................        3,250              0           1,534
Loans receivable, net .............................................................    2,379,935      1,911,263       1,768,498
Loans held for sale ...............................................................      166,238        161,562         194,729
Investment securities-net, held to maturity, at cost which approximates
 market value .....................................................................       55,853         55,213          59,953
Securities available for sale, at market value ....................................      609,115        607,490         495,093
Trading securities, at market value ...............................................       23,123          5,067           4,237
Accrued interest receivable .......................................................       26,912         22,624          21,432
Investments in real estate held for development and sale and joint ventures, net ..       51,056         18,638               0
Real estate owned, net ............................................................        5,319          7,528           5,909
Office properties and equipment, net ..............................................       56,954         51,130          50,283
Federal Home Loan Bank stock, at cost which approximates market value .............       52,377         34,887          27,437
Mortgage servicing rights, net ....................................................       51,651         38,789          31,952
Deferred tax asset, net ...........................................................       13,565          3,197           3,718
Cost over fair value of net assets acquired .......................................       56,368         26,188          26,815
Other assets ......................................................................       42,587         38,117          39,672
                                                                                       ---------      ---------       ---------
Total assets ......................................................................   $3,682,624     $3,064,480      $2,844,996
                                                                                       =========      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..........................................................................   $1,883,229     $1,763,733      $1,763,373
Advances from FHLB ................................................................    1,047,520        697,707         548,706
Federal Funds purchased ...........................................................            0          2,500               0
Securities sold under agreements to repurchase ....................................      110,060         58,716         128,369
Subordinated debentures and notes payable .........................................      178,334        179,600          78,300
Guaranteed preferred beneficial interests in the Company's Junior
 Subordinated Debentures ..........................................................       74,750         74,750          74,750
Advances by borrowers for taxes and insurance .....................................       71,906         39,397          57,467
Other liabilities .................................................................       69,504         40,906          37,473
                                                                                       ---------      ---------       ---------
Total liabilities .................................................................    3,435,303      2,857,309       2,688,438
                                                                                       ---------      ---------       ---------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding ....................................................            0              0               0
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares;
    issued and  outstanding, 26,709,814, 21,509,159 and 17,166,837 shares .........          267            215             116
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares;
    issued and outstanding, 10,387,431, 10,690,231 and  10,677,778 shares .........          104            107             107
Additional paid-in capital ........................................................      147,316         98,475          54,857
Unearned compensation  - restricted stock grants ..................................       (7,566)             0               0
Retained earnings .................................................................      106,946        107,650         100,352
                                                                                       ---------      ---------       ---------
Total stockholders' equity before accumulated other comprehensive income ..........      247,067        206,447         155,432
                                                                                       ---------      ---------       ---------
   Accumulated other comprehensive income - net unrealized appreciation
   on securities available for sale - net of deferred income taxes ................          254            724           1,126
                                                                                       ---------      ---------       ---------
Total stockholders' equity ........................................................      247,321        207,171         156,558
                                                                                       ---------      ---------       ---------

Total liabilities and stockholders' equity ........................................   $3,682,624     $3,064,480      $2,844,996
                                                                                       =========      =========       =========

           See Notes to Consolidated Financial Statements - Unaudited



               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                               For the Three Months          For the Nine Months
(In thousands, except share data)                                              Ended September 30,           Ended September 30,
                                                                             -----------------------     -------------------------
Interest income: .........................................................      1998         1997           1998           1997
                                                                             ----------    ----------     ----------    ----------
Interest and fees on loans and leases ....................................  $    54,645   $    44,333    $   157,651   $   127,404
Interest and dividends on securities available for sale ..................        8,865         7,139         26,237        22,927
Interest and dividends on investment securities held to maturity
  and trading securities .................................................        2,862         2,048          7,317         5,679
                                                                              ---------    ----------     ----------    ----------
Total interest income ....................................................       66,372        53,520        191,205       156,010
                                                                              ---------    ----------     ----------    ----------
INTEREST EXPENSE:
Interest on deposits .....................................................       16,771        17,193         49,888        51,510
Interest on advances from FHLB ...........................................       14,297         7,685         38,769        18,752
Interest on securities sold under agreements to repurchase ...............        3,846         1,496          9,998         6,354
Interest on subordinated debentures, guaranteed preferred interest
 in the Company's Junior Subordinated Debentures and notes payable ......         4,857         3,320         14,646         7,634
Capitalized interest on investments in and advances to joint ventures ...          (252)            0           (470)            0
                                                                              ---------    ----------     ----------    ----------
Total interest expense ..................................................        39,519        29,694        112,831        84,250
                                                                              ---------    ----------     ----------    ----------
NET INTEREST INCOME .....................................................        26,853        23,826         78,374        71,760
Provision for loan losses ...............................................         3,033         3,671          9,811         8,833
                                                                              ---------    ----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .....................        23,820        20,155         68,563        62,927
                                                                              ---------    ----------     ----------    ----------
NON-INTEREST INCOME (LOSS):
Loan servicing and other loan fees, net .................................        (2,463)          797         (1,065)        3,773
Provision for valuation of mortgage servicing rights ....................       (15,000)            0        (15,000)            0
Gains on sales of loans available for sale ..............................           780         1,488          3,612         2,653
Gains on sales of mortgage servicing rights .............................           261         1,914          2,661         6,548
Gains on sales of securities available for sale .........................           269           194          2,462         1,136
Trading account gains (losses) ..........................................        (1,226)        1,508           (523)        1,495
Gains on sales of real estate held for development and sale .............           676             0          5,935             0
Principal transactions ..................................................         1,469             0          1,469             0
Investment banking ......................................................         3,914             0          3,914             0
Commissions .............................................................         2,117            19          2,179            71
Transaction fees ........................................................         2,981         2,375          8,621         6,787
ATM fees ................................................................         1,786         1,335          4,673         4,000
Other ...................................................................         1,542         1,643          3,949         3,468
                                                                              ---------    ----------     ----------    ----------
Total non-interest income (loss), net ...................................        (2,894)       11,273         22,887        29,931
                                                                              ---------    ----------     ----------    ----------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding RBCO and real estate operations.        11,942        10,033         35,424        28,866
Employee compensation/benefits for RBCO and real estate operations ......         5,679             0          6,042             0
Occupancy and equipment .................................................         5,836         4,773         16,390        13,810
Federal insurance premium ...............................................           266           269            786           822
Advertising and promotion ...............................................         1,951           667          4,458         1,561
Amortization of cost over fair value of net assets acquired .............           977           627          2,337         1,881
Other excluding RBCO and real estate operations .........................         6,678         4,532         17,470        13,804
Other for RBCO and real estate operations ...............................         2,733             0          4,612             0
                                                                             ----------    ----------     ----------    ----------
Total non-interest expense ..............................................        36,062        20,901         87,519        60,744
                                                                             ----------    ----------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT) .............................       (15,136)       10,527          3,931        32,114
Provision (benefit) for income taxes ....................................        (5,592)        4,098          1,828        12,523
                                                                             ----------    ----------     ----------    ----------
NET INCOME (LOSS) .......................................................   $    (9,544)  $     6,429    $     2,103   $    19,591
                                                                             ==========    ==========     ==========    ==========
Basic earnings (loss) per share Class A common stock ....................   $     (0.27)  $      0.24    $      0.07   $      0.70
                                                                             ==========    ==========     ==========    ==========
Basic earnings (loss) per share Class B common stock ....................   $     (0.25)  $      0.22    $      0.05   $      0.68
                                                                             ==========    ==========     ==========    ==========
Diluted earnings (loss) per share Class A common stock ..................   $     (0.27)  $      0.18    $      0.06   $      0.56
                                                                             ==========    ==========     ==========    ==========
Diluted earnings (loss) per share Class B common stock ..................   $     (0.25)  $      0.18    $      0.05          0.56
                                                                             ==========    ==========     ==========    ==========
Basic weighted average shares outstanding Class A common stock ..........    26,020,125    17,170,265     23,533,659    17,748,827
                                                                             ==========    ==========     ==========    ==========
Basic weighted average shares outstanding Class B common stock ..........    10,384,137    10,603,426     10,524,893    10,638,411
                                                                             ==========    ==========     ==========    ==========
Diluted weighted average shares outstanding Class A common stock ........    26,020,125    26,474,831     24,212,021    26,817,120
                                                                             ==========    ==========     ==========    ==========
Diluted weighted average shares outstanding Class B common stock ........    10,384,137    12,072,176     11,485,065    11,734,281
                                                                             ==========    ==========     ==========    ==========

           See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                                                                  Net
                                                                                                 Unearned     Unrealized
                                                                                                 Compen-      Appreci-
                                                                           Addi-                 sation -      ation on
                                                    Compre-               tional               Restricted    Securities
                                                    hensive    Common    Paid-in    Retained      Stock       Available
(In thousands)                                      Income     Stock     Capital    Earnings     Grants       For Sale    Total
                                                    -------    ------    -------    --------   ----------    ----------  --------
BALANCE, DECEMBER 31, 1996                                    $   183   $ 64,171    $ 82,602    $      0      $    748   $147,704
Comprehensive income
 Net income ....................................... $19,591         0          0      19,591           0            0     19,591
                                                     ------
 Other comprehensive income, net of tax:
  Unrealized gain on securities available for sale.     963
  Reclassification adjustment for gains and
   (losses) included in net income ................    (585)
                                                     ------
 Other comprehensive income .......................     378
                                                     ------
Comprehensive income .............................. $19,969
                                                     ======
Dividends on Class A common stock .................                 0          0        (870)          0            0       (870)
Dividends on Class B common stock .................                 0          0        (923)          0            0       (923)
Exercise of Class A common stock options ..........                 0        987           0           0            0        987
Exercise of Class B common stock options ..........                 3        815           0           0            0        818
Tax effect relating to the exercise of stock
 options ..........................................                 0        861           0           0            0        861
Purchase and retirement of Class A common stock ...                (8)    (8,839)          0           0            0     (8,847)
Purchase and retirement of Class B common stock ...                (3)    (3,338)          0           0            0     (3,341)
Issuance of Class A common stock upon conversion
 of subordinated debentures, net ..................                 0        200           0           0            0        200
5 for 4 common stock split ........................                48          0         (48)          0            0          0
Net change in unrealized appreciation on
 securities available for sale-net of deferred
 income taxes .....................................                 0          0           0           0          378        378
                                                               ------    -------     -------     -------       ------    -------
BALANCE, SEPTEMBER 30, 1997 .......................           $   223   $ 54,857    $100,352     $     0      $ 1,126   $156,558
                                                               ======    =======     =======     =======       ======    =======

BALANCE, DECEMBER 31, 1997 ........................           $   322   $ 98,475    $107,650     $     0      $   724   $207,171
Net income ........................................ $ 2,103         0          0       2,103           0            0      2,103
                                                     ------
 Other comprehensive income, net of tax:
  Unrealized gains on securities available for ....     333
   sale
  Reclassification adjustment for gains and
   (losses)included in net income .................    (803)
                                                     ------
 Other comprehensive income .......................    (470)
                                                     ------
Comprehensive income .............................. $ 1,633
                                                     ======
Dividends on Class A common stock .................                0           0      (2,042)          0            0     (2,042)
Dividends on Class B common stock .................                0           0        (765)          0            0       (765)
Exercise of Class A common stock options ..........                0         200           0           0            0        200
Exercise of Class B common stock options ..........                4       1,380           0           0            0      1,384
Tax effect relating to the exercise of stock options               0         709           0           0            0        709
Purchase and retirement of Class B common stock ...               (7)    (10,640)          0           0            0    (10,647)
Issuance of Class A common stock for acquisitions .               43      41,819           0           0            0     41,862
Issuance of Class A common stock options
 upon acquisition of RBCO .........................                0       1,582           0           0            0      1,582
Issuance of Class A common stock upon conversion
 of subordinated debentures, net ..................                9       5,720           0           0            0      5,729
Unearned compensation - restricted stock grants ...                0       8,071           0      (8,071)           0          0
Amortization of unearned compensation - restricted
 stock grants .....................................                0           0           0         505            0        505
Net change in unrealized depreciation on
 securities available for sale-net of deferred
 income taxes .....................................                0           0           0           0         (470)      (470)
                                                              ------     -------     -------      ------       ------    -------
BALANCE, SEPTEMBER 30, 1998 .......................          $   371    $147,316    $106,946     $(7,566)     $   254   $247,321
                                                              ======     =======     =======      ======       =======   =======
          See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                        For the Nine Months
(In thousands, except share data)                                                       Ended September 30,
                                                                                      ----------------------
  Operating activities:                                                                 1998            1997
  ---------------------                                                               -------        -------
Net income ......................................................................    $  2,103       $ 19,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses .......................................................       9,811          8,833
Provision for losses on real estate owned .......................................         522              0
Depreciation ....................................................................       4,499          3,577
Amortization of mortgage servicing rights .......................................      12,603          5,767
Amortization of unearned compensation - restricted stock grants .................         505              0
Gains on sales of mortgage servicing rights .....................................      (2,661)        (6,548)
Provision for valuation of mortgage servicing rights ............................      15,000              0
Increase in deferred tax asset, net .............................................      (9,592)          (600)
Net accretion of securities .....................................................        (958)          (302)
Trading account (gains) losses ..................................................         523         (1,495)
Purchases of trading securities .................................................      (1,621)        (6,243)
Proceeds from sales of trading securities .......................................       1,848          3,501
Decrease in RBCO trading securities owned at market .............................       9,803              0
Net amortization of deferred loan origination fees ..............................      (1,206)          (801)
Gains on sales of real estate owned .............................................        (984)          (328)
Gains on sales of real estate held for development and sale .....................      (5,935)             0
Gains on sales of securities available for sale .................................      (2,462)        (1,136)
Proceeds from sales of loans available for sale .................................     240,444        137,549
Fundings of loans available for sale ............................................     (92,032)       (67,715)
Loans purchased for resale ......................................................     (29,997)             0
Gains on sales of loans available for sale ......................................      (3,612)        (2,653)
Tax certificate (recoveries) provision ..........................................          98           (164)
Amortization of dealer reserve ..................................................       6,336          6,054
Amortization of cost over fair value of net assets acquired .....................       2,337          1,881
Net accretion of purchase accounting adjustments ................................         (54)          (335)
Amortization of deferred borrowing costs ........................................         583            303
Increase in accrued interest receivable .........................................      (4,288)          (677)
Decrease (increase) in other assets .............................................      (2,730)         6,793
Increase in RBCO clearing agent receivable ......................................      (6,052)             0
Net gains (loss) on sales of property and equipment .............................           6           (852)
Income  from joint ventures .....................................................        (103)             0
Increase in other liabilities ...................................................       2,907          7,580
Decrease in RBCO securities sold not yet purchased ..............................      (1,974)             0
                                                                                      -------        -------
Net cash provided by operating activities .......................................    $143,667       $111,580
                                                                                      =======        =======

     See Notes to Consolidated Financial Statements - Unaudited (Continued)


          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (CONTINUED)

                                                                                        For the Nine Months
(In thousands, except share data)                                                       Ended September 30,
                                                                                      -----------------------
                                                                                         1998          1997
                                                                                      ---------      --------
Investing activities:
Proceeds from redemption and maturities of investment securities ........            $   43,464     $  34,232
Purchase of investment securities .......................................               (44,202)      (39,510)
Proceeds from sales of securities available for sale ....................               702,999       273,770
Principal collected on securities available for sale ....................               177,845       106,138
Purchases of securities available for sale ..............................              (881,781)     (433,495)
Proceeds from sales of FHLB stock .......................................                 9,827         1,550
FHLB stock acquired .....................................................               (27,317)      (14,200)
Principal reduction on loans ............................................             1,100,381       493,109
Loan fundings for portfolio .............................................              (791,249)     (331,578)
Loans purchased .........................................................            (1,050,542)     (376,502)
Proceeds from maturities of banker's acceptances ........................               210,527           287
Purchases of banker's acceptances .......................................               (94,622)          (77)
Proceeds from sales of banker's acceptances .............................                41,877             0
Additions to dealer reserve .............................................                (6,421)       (7,522)
Proceeds from sales real estate owned ...................................                 6,300         2,558
Mortgage servicing rights acquired ......................................               (47,599)      (43,199)
Proceeds from sales of mortgage servicing rights ........................                27,962        26,554
Cost of equipment acquired for lease ....................................               (13,620)            0
Leases repurchased ......................................................                (3,519)            0
Additions to office property and equipment ..............................                (7,294)       (5,878)
Proceeds from sales of property and equipment ...........................                     0         1,144
Investment in and advances to joint ventures ............................               (30,871)       (1,738)
Proceeds from sales of real estate held for development and sale ........                12,750             0
Additional investment in real estate held for development and sale ......                (5,334)            0
Acquisitions, net of cash acquired ......................................                   433             0
                                                                                       --------      --------
Net cash used in investing activities ...................................              (670,006)     (314,357)
                                                                                       --------      --------
Financing activities:
Net increase (decrease) in deposits .....................................                78,345      (110,525)
Interest credited to deposits ...........................................                41,151        41,008
Repayments of FHLB advances .............................................              (832,187)     (320,000)
Proceeds from FHLB advances .............................................             1,182,000       573,006
Net increase (decrease) in securities sold under agreements to repurchase                51,344       (62,219)
Net decrease in federal funds purchased .................................                (2,500)            0
Repayment of notes payable ..............................................                (7,376)            0
Increase in notes payable ...............................................                 3,680             0
Deferred offering costs from issuance of guaranteed preferred
 interests in the Company's Junior Subordinated Debentures ..............                     0        (2,908)
Proceeds from issuance of guaranteed preferred interests in
 the Company's Junior Subordinated Debentures ...........................                     0        74,750
Issuance of common stock relating to exercise of employee stock options .                 1,584         1,805
Payments to acquire and retire common stock .............................               (10,647)      (12,188)
Receipts of advances by borrowers for taxes and insurance ...............                32,509        27,808
Common stock dividends paid .............................................                (2,780)       (1,635)
                                                                                      ---------     ---------
Net cash provided  by financing activities ..............................               535,123       208,902
                                                                                      ---------     ---------
Increase in cash and cash equivalents ...................................                 8,784         6,125
Cash and cash equivalents at beginning of period ........................                82,787       109,143
                                                                                      ---------     ---------
Cash and cash equivalents at end of period ..............................            $   91,571    $  115,268
                                                                                      =========     =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (CONTINUED)
                                                                                         For the Nine Months
                                                                                         Ended September 30,
                                                                                      ------------------------
                                                                                         1998           1997
                                                                                      ---------      ---------
Supplementary disclosure and non-cash investing and financing activities:
Interest paid on borrowings and deposits ..........................................  $ 109,674     $   83,087
Income taxes paid .................................................................      8,737         10,825
Loans transferred to real estate owned ............................................      3,629          3,221
Net change in proceeds receivable from sales of mortgage servicing rights .........     (5,614)        10,476
Purchased residential loans held for investment transferred to held
 for sale .........................................................................    108,465        245,703
Issuance of Class A common stock upon acquisitions ................................     41,862              0
Issuance of Class A common stock options upon acquisition of RBCO .................      1,582              0
Issuance of  Class A common stock upon conversion of subordinated
 debentures .......................................................................      5,729            200
Decrease in deferred offering costs upon conversion of subordinated
 debentures .......................................................................        214              0
Decrease in subordinated debentures upon conversion to Class A
 common stock .....................................................................     (5,943)             0
Loan charge-offs ..................................................................     10,342          8,322
Tax certificate charge-offs (recoveries), net .....................................         41           (755)
Class A common stock dividends; not paid until October ............................        735            383
Class B common stock dividends; not paid until October ............................        260            320
Accrual for the purchase of bulk mortgage servicing rights not
 yet fully paid for ...............................................................     12,553              0
Increase in equity for the tax effect related to the exercise of
 employee stock options ...........................................................        709            861
Change in net unrealized appreciation (depreciation) on
 securities available for sale ....................................................       (782)           615
Change in deferred taxes on net unrealized appreciation (depreciation)
 on securities available for sale .................................................       (312)           237
Change in stockholders' equity from net unrealized appreciation
 (depreciation) on securities available for sale, less related
  deferred income taxes ...........................................................       (470)           378
Increase in real estate held for development and sale resulting from St. Lucie West
  Holding Company ("SLWHC") purchase accounting adjustments .......................      1,502              0
Decrease in other assets resulting from SLWHC purchase accounting adjustments .....     (1,502)             0
                                                                                        ======       ========

           See Notes to Consolidated Financial statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's primary asset is the capital stock of
BankAtlantic, its wholly owned subsidiary. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities have related to the operations of BankAtlantic and BankAtlantic's subsidiaries. However, on June 30, 1998 the Company acquired Ryan, Beck & Co., ("RBCO") an investment banking firm which is being operated as an independent autonomous subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 1998 and 1997, the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997, the consolidated stockholders' equity for the nine months ended September 30, 1998 and 1997 and the consolidated cash flows for the nine months ended September 30, 1998 and 1997. Such adjustments consisted only of normal recurring items except that the valuation of mortgage servicing rights resulted in a $15.0 million charge to earning whereas no valuation allowance was needed in prior periods. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1997 and the Form 10Q for each of the periods ended March 31, 1998 and June 30, 1998.

2.  EQUITY CAPITAL

     Pursuant to previously announced plans to purchase shares of its common stock, during the nine months ended September 30, 1998, the Company paid $10.6 million to repurchase and retire 738,500 shares of Class B common stock. During the nine months ended September 30, 1997, the Company paid $8.8 million and $3.3 million to repurchase 1.1 million shares and 292,500 shares of Class A and Class B common stock, respectively. During the nine months ended September 30, 1998, the Company issued 907,319 shares of Class A common stock upon the conversion of $5.9 million in principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2006 (the "6 3/4% Convertible Debentures") at a conversion price of $6.55. This conversion increased stockholders' equity $5.7 million, net of offering costs. On August 4, 1998, the Board of Directors granted pursuant to the BankAtlantic Bancorp 1998 stock option plan incentive stock options to purchase 391,630 shares of Class A common stock and nonqualifying stock options to purchase 89,525 shares of Class A common stock, each with a $9.50 exercise price to officers of BankAtlantic. Also on August 4, 1998, the Board of Directors granted incentive stock options to purchase 47,845 shares of Class A common stock at $10.45 (110% of the market price at the grant date).

     The following table sets forth the terms of the stock options granted on August 4, 1998:

       Shares issued           Type         Vesting     Expiration
       -------------     --------------     -------     ----------
          89,525         Non-qualifying     5 Years      10 Years
         367,682            Incentive       5 Years      10 Years
          47,845            Incentive      Pro-rata       5 Years
          15,000            Incentive       6 Years      10 Years
           8,948            Incentive       7 Years      10 Years

     The following table sets forth all outstanding options:

                                               Outstanding      Outstanding
                                                 Options          Options
                                                 Class B          Class A
                                               -----------     ------------
Options Outstanding at December 31, 1997..       2,115,547        1,616,632
Options Issued in connection with the
  acquisition of RBCO ...................                0          314,145
Options granted .........................                0          577,750
Options Exercised .......................         (434,542)         (15,352)
Options Canceled ........................          (12,465)        (108,416)
                                               -----------     ------------
Options Outstanding at September 30, 1998        1,668,540        2,384,759
                                               ===========     ============
Exercisable at September 30, 1998 .......           75,289          186,913
                                               ===========     ============
Exercise price per share outstanding ....      $3.90-$4.00     $3.97-$14.06
                                               ===========     ============

     Included in options granted were non-qualifying stock options to purchase 21,007 shares of Class A common stock and incentive stock options to purchase 27,743 shares of Class A common stock. The above options were granted pursuant to the Company's 1996 stock option plan.

 3.  SALES OF FINANCIAL ASSETS

     During the nine months ended September 30, 1998, the Company sold $19.7 million of mortgage servicing rights relating to approximately $1.3 billion of underlying loans realizing gains of $2.0 million. In addition, the Company realized $261,000 and $661,000 of deferred revenues relating to mortgage servicing rights sold during the three and nine months ended September 30, 1998, respectively. During the three and nine months ended September 30, 1997, the Company sold $8.9 million and $20.0 million of mortgage servicing rights realizing gains of $1.9 million and $6.5 million, respectively. These mortgage servicing rights related to approximately $562.1 million and $1.6 billion of loans, respectively. Included in other assets at September 30, 1998 and December 31, 1997 were $1.8 million and $7.4 million of receivables, respectively, from the sales of mortgage servicing rights. During the three and nine months ended September 30, 1998, the Company sold $312.4 million and $700.5 million of securities available for sale for aggregates gains of $269,000 and $2.5 million, respectively. During the three and nine months ended September 30, 1997, the Company sold $66.9 million and $272.6 million of securities available for sale for aggregate gains of $194,000 and $1.1 million, respectively. During the three and nine months ended September 30, 1998, the Company sold $94.9 million and $236.8 million of loans held for sale for gains of $780,000 and $3.6 million, respectively. During the three and nine months ended September 30, 1998, the Company transferred $0 and $108.5 million of purchased residential loans from the held for investment category to the loans held for sale category. As part of its normal operations the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio. During the three and nine months ended September 30, 1997, the Company transferred $245.7 million of purchased residential loans from the held for investment category to the loans held for sale category and sold $80.2 million and $134.9 million of loans held for sale for gains of $1.5 million and $2.7 million, respectively.

4.  TRADING SECURITIES

     The unrealized and realized gains (losses) on trading securities for the three and nine months ended September 30, 1998 were $(1.3 million) and $96,000 and $(1.2 million) and $656,000, respectively. Included in realized gains on trading account securities for the three and nine months ended September 30, 1998 was $96,000 of gains related to government securities trading. Included in trading account securities at September 30, 1998 were $17.7 million of securities owned by RBCO. These securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended September 30, 1998, RBCO realized net gains from principal transactions of $1.5 million. Furthermore, included in other liabilities was $1.4 million of securities sold not yet purchased relating to RBCO trading activity.

        The  Company's   trading   securities   consist  of  the  following  (in
thousands):

                                        September 30,      December 31,
                                            1998               1997
                                        ------------       -----------
Debt obligations:
  States and municipalities ....          $ 6,689             $    0
  Corporations .................              778                  0
  U.S. Government and agencies .              131                  0
Corporate equities .............           15,525              5,067
                                           ------              -----
                                          $23,123             $5,067
                                           ======              =====


5.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     In October 1997, the Company acquired St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County Florida. During the three and nine months ended September 30, 1998, SLWHC land sales resulted in gains of $676,000 and $5.9 million, respectively. Furthermore the Company has formed various joint venture partnerships with developers to develop residential, multi-family and commercial non-residential properties. These projects are currently in the construction phase. Included in investment in real estate held for development and sale and joint venture activities, net at September 30, 1998 was $18.6 million of SLWHC land, $16.7 million of equity investments in real estate joint ventures, $13.9 million of advances to real estate joint ventures and $1.9 million of investments and advances to a broker/dealer joint venture partner. During the three and nine months ended September 30, 1998, the Company capitalized $252,000 and $470,000 of interest expense in connection with investments and advances to real estate joint ventures and recognized income from joint ventures of $41,000 and $103,000, respectively.

6.  COMPREHENSIVE INCOME

     The income tax benefit relating to the comprehensive income reclassification adjustment in the statement of stockholders' equity for the nine months ended September 30, 1998 and 1997 was $504,000 and $367,000, respectively.


7.  ACQUISITIONS

     In March 1998, the Company acquired Leasing Technology, Inc. ("LTI"), a company engaged in the equipment leasing and finance business and in June 1998 the capital stock of LTI was contributed by the Company to BankAtlantic effective June 30, 1998. Also in June 1998 the Company acquired RBCO. RBCO is an investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities.

     The analysis of the fair value of assets acquired and liabilities assumed in connection with the acquisitions of RBCO and LTI effective June 30, 1998 and March 1, 1998, respectively, is as follows:

In thousands                                  RBCO        LTI         Total
                                             ------      ------      -------
Cash acquired ........................      $   733     $     0     $    733
Leases receivable, net ...............            0       8,419        8,419
Securities available for sale ........            0         121          121
Trading account securities ...........       27,484           0       27,484
Property and equipment ...............        2,916         119        3,035
Deferred income tax (liability) assets        1,015        (551)         464
Other assets .........................        4,104         975        5,079
Securities sold not yet purchased ....       (3,334)          0       (3,334)
Notes payable ........................       (1,704)     (6,670)      (8,374)
Other liabilities ....................       (7,709)     (4,151)     (11,860)
Subordinated loan from the Company ...      (10,000)          0      (10,000)
                                            -------      ------      -------
Fair value of net tangible assets
 acquired ............................       13,505      (1,738)      11,767
                                            -------      ------      -------
Estimated fair value of Class A common
 stock issued ........................       35,017           0       35,017
Estimated fair value of restricted
 Class A common stock issued .........        1,062       5,783        6,845
Estimated fair value of Class A common
 stock options issued ................        1,582           0        1,582
Cash paid to shareholder .............            0         300          300
Acquisition costs ....................          500         100          600
                                            -------      ------      -------
Total purchase price .................       38,161       6,183       44,344
                                            -------      ------      -------
Cost over fair value of net assets
 acquired ............................     $ 24,656     $ 7,921     $ 32,577
                                            =======      ======      =======

     The net cash acquired in connection with both of the above acquisitions was $433,000. During March 1998, the Company extended RBCO a $10.0 million subordinated loan on an arms length basis to enable RBCO to expand into new products and markets. Upon acquisition, the loan was eliminated in consolidation. Included in cost over fair value of net assets acquired was $2.6 million of goodwill related to the February 1998 acquisition by RBCO of Cumberland Advisors and Cumberland Consulting. The goodwill associated with the Cumberland entities will be amortized on a straight line basis over 15 years resulting in an annual tax deductible expense of $171,000. The remaining goodwill of $22.0 million associated with RBCO will be amortized on a straight line basis over 25 years resulting in an annual expense of approximately $900,000 that will not be tax deductible.

     The following is proforma information for the nine months ended September 30, 1998 and 1997 as if the RBCO acquisition was consummated on January 1, 1998 and 1997, respectively. The proforma information is not necessarily indicative of the results of operations which would have been realized had the acquisition been consummated as of the dates for which the proforma financial information is presented or future performance (in thousands, except for per share data):

                                              For the Nine Months Ended
                                              -------------------------
                                       September 30, 1998    September 30, 1997
                                       ------------------    ------------------
                                     Historical  Proforma   Historical  Proforma
                                     ----------  --------   ----------  --------
Net interest income ..............   $  78,374   $ 78,653   $  71,760   $ 72,152
                                      --------    -------    --------    -------

Provision for loan losses ........       9,811      9,811       8,833      8,833
                                      --------    -------    --------    -------
Non-interest income ..............      22,887     45,322      29,931     53,022
Non-interest expense .............      87,519    109,334      60,744     84,064
                                      --------    -------    --------    -------
Provision for income taxes .......       1,828      2,342      12,523     12,748
                                      --------    -------    --------    -------
Net Income .......................   $   2,103   $  2,488   $  19,591   $ 19,529
                                      ========    =======    ========    =======
Basic earnings per share Class A .   $   0.07    $   0.07   $    0.70   $   0.63
                                      ========    =======    ========    =======
Basic earnings per share Class B .   $   0.05    $   0.06   $    0.68   $   0.61
                                      ========    =======    ========    =======
Diluted earnings per share Class A   $   0.06    $   0.07   $    0.56   $   0.52
                                      ========    =======    ========    =======
Diluted earnings per share Class B   $   0.05    $   0.06   $    0.56   $   0.52
                                      ========    =======    ========    =======

    The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of the Company's Class A common stock representing 20% of the total transaction value was allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A common stock which will vest in four years to employees who remain for the period. The retention pool, valued at $8.1 million at the acquisition date, will be amortized to compensation expense over the four year vesting period and is tax deductible at the vesting date. Included in the Company's Statement of Financial Condition at September 30, 1998 were the assets and liabilities of RBCO. The operations of RBCO during the three months ended September 30, 1998 were included in the Company's Statement of Operations for the three and nine months ended September 30, 1998 and Consolidated Statement of Cash Flows for the nine months ended September 30, 1998.

8.  MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights ("MSR") are stated at the lower of amortized cost or fair value. For the purpose of evaluating and measuring impairment of MSRs, and determining the amount of any valuation allowance, the Company stratifies those rights based on the predominant risk characteristics of the underlying loans and continually adjusts its valuation model assumptions based on current market forecasts and information. As a result of the fair value evaluation at September 30, 1998, a $15.0 million valuation allowance for mortgage servicing rights was established. No valuation allowance was established in prior periods.

9.  NEW ACCOUNTING STANDARDS

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

     Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative as a gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative  designated  as  hedging  the  foreign  currency  exposure  of a  net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

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


10.  RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform with statement presentation for 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic conditions, competitive and other factors affecting the Company's assets, operations, markets, products and services, as well as expansion strategies, including the addition of ATM machines and the success of its real estate activities, potential impact of change in interest rates and future legislation, the successful integration of acquired businesses, the success of new lines of business, regulatory oversight and other factors discussed in the Company's Annual Report on Form 10K for the year ended December 31, 1997. Many of these factors are beyond the Company's control.

     The Company's basic and diluted earnings (loss) per share for Class A common stock were $(0.27) and $(0.27), respectively, for the three months ended September 30, 1998 compared to $0.24 and $0.18 for the comparable 1997 periods. The Company's basic and diluted earnings (loss) per share for Class B common stock were $(0.25) and $(0.25), respectively, for the three months ended September 30, 1998 compared to $0.22 and $0.18 for the comparable 1997 periods. The Company's net income declined from $6.4 million during the three months ended September 30, 1997 to a $9.5 million loss during the comparable 1998 period. The primary reasons for the decline were: (1) provisions for valuation of mortgage servicing rights because of anticipated accelerated prepayments due to the declining interest rate environment and high levels of refinancing; (2) losses in the Company's trading portfolio tied to the recent downturn in the securities market; and (3) expenses incurred in connection with branch expansion and the startup of new business lines.

     The Company's basic and diluted earnings per share for Class A common stock were $0.07 and $0.06, respectively, for the nine months ended September 30, 1998 compared to $0.70 and $0.56 for the comparable 1997 periods. The Company's basic and diluted earnings per share for Class B common stock were $0.05 and $0.05, respectively, for the nine months ended September 30, 1998 compared to $0.68 and $0.56 for the comparable 1997 periods. The Company's net income declined from $19.6 million during the nine months ended September 30, 1997 to $2.1 million during the comparable 1998 period. The primary reasons for the decline in net income were the same as discussed above for the three month period.

NET INTEREST INCOME

                                                         For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                      September 30,
                                                        -----------------------------      -----------------------------
(In thousands)                                            1998       1997      Change       1998       1997      Change
                                                        -------    -------    -------      -------    -------    -------
Interest and fees on loans .........................   $ 54,645   $ 44,333   $ 10,312     $157,651   $127,404   $ 30,247
Interest and dividends on  securities available
 for sale ..........................................      8,865      7,139      1,726       26,237     22,927      3,310
Interest and dividends on investment securities
 held to maturity and trading securities ...........      2,862      2,048        814        7,317      5,679      1,638
Interest on deposits ...............................    (16,771)   (17,193)       422      (49,888)   (51,510)     1,622
Interest on advances from FHLB .....................    (14,297)    (7,685)    (6,612)     (38,769)   (18,752)   (20,017)
Interest on securities sold under agreements to
 repurchase ........................................     (3,846)    (1,496)    (2,350)      (9,998)    (6,354)    (3,644)
Interest on subordinated debentures, notes payable
 and guaranteed preferred interest in the Company's
 Junior Subordinated Debentures ....................     (4,857)    (3,320)    (1,537)     (14,646)    (7,634)    (7,012)
Capitalized interest ...............................        252          0        252          470          0        470
                                                        -------    -------    -------      -------    -------    -------
  Net interest income ..............................   $ 26,853   $ 23,826   $  3,027     $ 78,374   $ 71,760   $  6,614
                                                        =======    =======    =======      =======    =======    =======

     The increase in interest and fees on loans during the three months ended September 30, 1998 compared to the same period in 1997 reflects higher average balances resulting from the purchase of residential mortgage loans and the origination and purchase of lease receivables, international loans and small business loans. The additional interest income from higher average loan balances was partially offset by lower rates earned on the loan portfolio due to a shift from higher yielding consumer and commercial loans to lower yielding residential loans. Residential loans as a percentage of total average loans receivable increased from 54% at September 30, 1997 to 59% during the same 1998 period.
Purchased residential loans, lease receivables, and international loans and small business loans average balances for the September 30, 1998 three month period were $1.4 billion, $19.3 million, $50.9 million and $90.3 million, respectively, compared to purchased residential loan average balances of $659.1 million during the September 30 1997 three month period. Lease receivables, small business and international loans were new product lines established subsequent to September 30, 1997. The increase in interest and dividends on securities available for sale during the 1998 quarter compared to the same 1997 period resulted from higher average balances, partially offset by lower average yields earned. The investments available for sale average balances increased from $462.5 million during the three months ended September 30, 1997 to $599.1 million during the same 1998 period while average yields on investments available for sale declined from 6.17% for the 1997 quarter to 5.92% during the same 1998 period. The increases in interest and dividends on investment and trading securities during the 1998 three month period were primarily due to higher FHLB stock average balances, partially offset by lower average balances and yields earned on tax certificate investments. FHLB stock average balances increased from $25.1 million during the three months ended September 30, 1997 to $49.6 million during the comparable 1998 period. Increases in FHLB stock were required based on higher FHLB advance levels. Tax certificate average balances and yields declined from $65.8 million and 8.81% during the three months ended September 30, 1997 to $60.2 million and 8.08% during the three months ended September 30, 1998. The lower tax certificate average yields and balances resulted from a decline in volume and yields of Florida tax certificate purchases in 1998 compared to prior years due to increased competition.
Furthermore, included in interest and dividends on investment and trading securities during the three months ended September 30, 1998 was $326,000 of interest income on RBCO trading securities.

     The decrease in interest on deposits for the quarter ended September 30, 1998 compared to the 1997 quarter resulted from lower average interest bearing deposit rates. Rates paid on deposits decreased from 4.21% during the 1997 third quarter to 4.12% during the comparable 1998 quarter. The lower rates paid on deposits were due to the declining interest rate environment throughout the 1998 period and a decline in higher rate certificate account average balances and an increase in lower rate interest bearing transaction account average balances. Certificate account average balances decreased from $862.7 million for the three months ended September 30, 1997 to $827.2 million for the three months ended September 30, 1998, whereas average interest bearing transaction account balances increased from $757.2 million during the 1997 quarter to $786.9 million during the same 1998 period. The increase in interest expense on advances from FHLB was primarily due to higher average balances. Advances from FHLB average balances increased from $491.4 million during the third quarter of 1997 to $976.3 million during the comparable 1998 quarter. The additional FHLB borrowings were primarily intermediate term advances used to fund purchases of residential loans. The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances during 1998. Securities sold under agreements to repurchase average balances increased from $113.1 million during the three months ended September 30, 1997 to $295.9 million during the comparable 1998 three month period. The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes payable resulted from the issuance in November 1997 of $100 million of 5 5/8% Convertible Subordinated Debentures due 2007 ("5 5/8% Convertible Debentures") as well as interest expense on $6.2 million of notes payable relating to SLWHC, RBCO and LTI. Interest expense was capitalized in connection with investments and advances to real estate joint venture partnerships. The Company was not a partner in any real estate joint ventures during the 1997 period.

     During the nine months ended September 30, 1998, net interest income increased by $6.6 million. The increase in interest income was impacted by higher average balances in all categories of interest earning assets partially offset by lower yields. Average interest earning assets increased from $2.5 billion during the nine months ended September 30, 1997 to $3.2 billion for the nine months ended September 30, 1998 while average interest rates on interest earning assets declined from 8.32% during the 1997 nine month period to 7.89% during the comparable 1998 period. The higher interest earning asset average balances and lower yields were primarily related to the items discussed above for the quarter. The increase in interest expense was impacted by higher interest bearing liabilities average balances and rates. Average interest bearing liabilities increased from $2.3 billion during the nine months ended September 30, 1997 to $3.0 billion during the nine months ended September 30, 1998 while rates on interest bearing liabilities increased from 4.84% during the nine months ended September 30, 1997 to 5.04% during the nine months ended September 30, 1998. The higher interest bearing liabilities average balances and higher yields were primarily related to the items discussed above for the quarter.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the third quarter 1998 was $3.0 million compared to $3.7 million during the comparable 1997 period. The lower 1998 provision for loan losses primarily resulted from $750,000 and $350,000 of specific reserves established for a commercial real estate loan and a commercial business loan, both associated with the BNA acquisition during the third quarter of 1997. The $350,000 specific reserve was recovered during 1998. Net charge-offs during the third quarter of 1998 increased $112,000 compared to the same 1997 period. Net charge-offs of $395,000 and $278,000 related to the new small business and lease finance activities. Commercial real estate net charge-offs were $111,000 during the three months ended September 30, 1998 compared to a $132,000 recovery during the comparable 1997 period. These increased charge-offs were partially offset by $697,000 and $104,000 of lower consumer and residential loan net charge-offs. The allowance for loan losses was increased by $400,000 during the third quarter of 1998 due to current delinquency trends.

     The provision for loan losses for the nine months ended September 30, 1998 increased by $978,000 from the comparable 1997 period. Net charge-offs during the nine months ended September 30, 1998 increased by $1.7 million compared to the same 1997 period. Net charge-offs of $535,000 and $517,000 related to the new small business and lease finance activities. Commercial business net charge-offs increased by $419,000 due primarily to a $783,000 charge-off of a factoring account partially offset by the $350,000 recovery mentioned above. The allowance for loan losses was increased by $2.6 million to $31.0 million during the nine months ended September 30, 1998 reflecting the $676,000 allowance acquired in connection with the LTI acquisition and transfers of other liabilities for leases sold with recourse to allowance for loan loss upon the repurchase of $3.5 million of leases previously sold to investors with recourse. The remaining increase in the allowance for loan losses was due to loan growth and current trends. The allowance for loan losses was increased by $2.6 million during the nine months ended September 30, 1997 due to loan growth, current trends and the items discussed above.

     Allowance for loan loss activity was as follows:

                                     For the Three Ended   For the Nine Ended
                                        September 30,          September 30,
                                     -------------------   -------------------
(in thousands)                          1998       1997       1998       1997
                                      -------    -------    -------    -------
Balance, beginning of period .....   $ 30,600   $ 27,200   $ 28,450   $ 25,750
Charge-offs:
 Commercial business loans .......         (8)      (118)      (792)      (177)
 Small business loans ............       (395)         0       (552)         0
 Lease financing .................       (332)         0       (683)         0
 Commercial real estate loans ....       (117)       (48)      (385)       (49)
 Consumer loans ..................     (2,418)    (3,196)    (7,761)    (7,916)
 Residential real estate loans ...          0       (104)      (169)      (180)
                                      -------    -------    -------    -------
Total charge-offs ................     (3,270)    (3,466)   (10,342)    (8,322)
                                      -------    -------    -------    -------
Recoveries:
 Commercial business loans .......         41        148        430        234
 Small business loans ............          0          0         17          0
 Lease financing .................         54          0        166          0
 Commercial real estate loans ....          6        180          9        206
 Consumer loans ..................        536        617      1,783      1,649
                                      -------    -------    -------    -------
Total recoveries .................        637        945      2,405      2,089
                                      -------    -------    -------    -------
Net charge-offs ..................     (2,633)    (2,521)    (7,937)    (6,233)
Provision for loan losses ........      3,033      3,671      9,811      8,833
                                      -------    -------    -------    -------
Allowance for loan losses acquired          0          0        676          0
                                      -------    -------    -------    -------
Balance, end of period ...........   $ 31,000   $ 28,350   $ 31,000   $ 28,350
                                      =======    =======    =======    =======

     At the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                            September 30,    December 31,
                                                1998             1997
                                            ------------     -----------
Nonaccrual :
     Tax certificates ....................   $    834         $    880
     Loans and leases ....................     18,281           17,569
                                              -------          -------
     Total nonaccrual ....................     19,115           18,449
                                              -------          -------
Repossessed  Assets:
    Real estate owned, net of allowance ..      5,319            7,528
    Vehicles and equipment ...............      2,262            2,912
                                              -------          -------
    Total repossessed assets .............      7,581           10,440
                                              -------          -------
Contractually past due 90 days or more (1)      3,710              647
                                              -------          -------
    Total non-performing assets ..........     30,406           29,536
Restructured loans .......................         10            4,043
                                              -------          -------
    Total risk elements ..................   $ 30,416         $ 33,579
                                              =======          =======

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.


     Total risk elements at September 30, 1998 compared to December 31, 1997 decreased by $3.2 million. The decrease in risk elements was primarily related to a $4.0 million decline in restructured loans, partially offset by an $870,000 increase in nonperforming assets. The increase in nonperforming assets resulted from a $3.1 million increase in commercial loans contractually past due 90 days or more and a $666,000 increase in nonaccrual assets partially offset by a $2.9 million decline in repossessed assets. The decline in restructured loans reflects  a $1.1  million  restructured  loan  that  was  transferred  to  loans contractually past due 90 days or more and a $2.9 million commercial non-residential loan that was transferred out of risk elements. The increase in loans contractually past due 90 days or more reflects the commercial non-residential loan transferred from restructured loans and a $1.5 million commercial non-residential loan that matured and is currently in the renewal process. Included in nonaccrual loans and leases at September 30, 1998 were $858,000 of LTI leases compared to zero at December 31, 1997. The above increases in nonperforming assets at September 30, 1998 were significantly offset by lower repossessed assets. The change in repossessed assets resulted from a $650,000 and $2.2 million decline in repossessed vehicles and equipment and real estate owned, respectively.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

NON-INTEREST INCOME (LOSS)

                                                      For the Three Months Ended           For the Nine Months Ended
                                                            September 30,                         September 30,
                                                    ------------------------------      -------------------------------
(In thousands)                                      1998        1997       Change         1998        1997      Change
                                                   -------     -------     -------      --------     -------    -------
INCOME EXCLUDING RBCO AND REAL ESTATE OPERATION
Loan servicing and other loan fees ............   $ (2,463)   $    797    $ (3,260)    $  (1,065)   $  3,773   $ (4,838)
Provision for valuation of mortgage servicing
 rights .......................................    (15,000)          0     (15,000)      (15,000)          0    (15,000)
Gains on sales of loans held for sale .........        780       1,488        (708)        3,612       2,653        959
Gains on sales of mortgage servicing rights ...        261       1,914      (1,653)        2,661       6,548     (3,887)
Trading account gains (losses) ................     (1,226)      1,508      (2,734)         (523)      1,495     (2,018)
Gains on sales of securities available for sale        269         194          75         2,462       1,136      1,326
Commissions ...................................         29          19          10            91          71         20
Transaction accounts ..........................      2,981       2,375         606         8,621       6,787      1,834
ATM fees ......................................      1,786       1,335         451         4,673       4,000        673
Other .........................................      1,181       1,643        (462)        3,069       3,468       (399)
                                                   -------     -------     -------      --------     -------    -------
 Non-interest income (loss) excluding RBCO
  and real estate operations ..................   $(11,402)   $ 11,273    $(22,675)    $   8,601    $ 29,931   $(21,330)
                                                   -------     -------     -------      --------     -------    -------
RBCO OPERATIONS
Principal transactions ........................   $  1,469    $      0    $  1,469     $   1,469    $      0   $  1,469
Investment banking ............................      3,914           0       3,914         3,914           0      3,914
Commissions ...................................      2,088           0       2,088         2,088           0      2,088
Other .........................................        121           0         121           121           0        121
                                                   -------     -------     -------      --------     -------    -------
Non-interest income - RBCO ....................      7,592           0       7,592         7,592           0      7,592
                                                   -------     -------     -------      --------     -------    -------
REAL ESTATE OPERATIONS
Gains on sales of real estate held for
 development and sale .........................        676           0         676         5,935           0      5,935
Other .........................................        240           0         240           759           0        759
                                                   -------     -------     -------      --------     -------    -------
Non-interest income - real estate operations ..        916           0         916         6,694           0      6,694
                                                   -------     -------     -------      --------     -------    -------
Total non-interest income (loss)...............   $ (2,894)   $ 11,273    $(14,167)    $  22,887    $ 29,931   $ (7,044)
                                                   =======     =======     =======      ========     =======    =======

NON-INTEREST INCOME (LOSS) EXCLUDING RBCO AND REAL ESTATE OPERATIONS

     The decrease in loan servicing and other loan fees during the three and nine month period in 1998 compared to the corresponding 1997 periods resulted from a $3.9 million and $5.4 million decline in loan servicing income, net. Loan servicing income declined due to accelerated amortization of mortgage servicing rights caused by mortgage prepayments during the periods. Additionally, an allowance for valuation of mortgage servicing rights was established during the third quarter of 1998. The valuation allowance and the lower servicing fee income were caused by the rapid decline in interest rates during the three months ended September 30, 1998 resulting in higher actual prepayments and higher prepayment speed assumptions used for valuation purposes. Historically, mortgage servicing has been a positive source of revenue for the Company by generating net fee income, and providing a low cost source of funds from escrow balances. Additionally, the Company has realized gains from sales from the servicing portfolio. The current interest rate environment, coupled with competition and technological advances has led to a refinancing climate which has not been seen in recent years and, as a result has caused significant volatility. This volatility has resulted in the use of new assumptions for valuing servicing rights which have resulted in lower valuations of such rights. During the three and nine months ended September 30, 1998 late fee and other loan fee income increased $678,000 and $1.6 million, respectively primarily due to a larger loan portfolio.

     During the three and nine months ended September 30, 1998, the Company sold $94.9 million and $236.8 million of loans held for sale for gains reported in the preceding table. During the three and nine months ended September 30, 1998, the Company transferred $0 and $108.5 million of purchased residential loans from the held for investment category to the loans held for sale category. As part of its normal operations the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio. During the three and nine months ended September 30, 1997, the Company transferred $245.7 million of purchased residential loans from the held for investment category to loans held for sale category and sold $80.2 million and $134.9 million of loans held for sale for gains reported in the preceding table. Furthermore, during the three months ended September 30, 1998, the Company purchased $30.0 million of residential loans which upon purchase were placed in the held for sale category.

     During the nine months ended September 30, 1998, the Company sold $19.7 million of mortgage servicing rights for gains reported in the above table. These rights related to approximately $1.3 billion of loans serviced for others. Included in the gain for the three and nine months ended September 30, 1998 was $261,000 and $661,000, respectively, of previously deferred revenues relating to mortgage servicing rights sold during prior periods. During the three and nine months ended September 30, 1997, the Company sold $8.9 million and $20.0 million of mortgage servicing rights relating to approximately $562.1 million and $1.6 billion of loans serviced by others, for gains as reported in the above table.

     During the nine months ended  September 30, 1998 and 1997, the Company sold
the  following   securities  held  in  the  available  for  sale  portfolio  (in thousands), at cost:

                                                 1998       1997
                                                -------    -------
7 year balloon mortgage-backed securities ..   $127,915   $      0
5 year balloon mortgage-backed securities ..     27,151     28,702
REMIC ......................................          0      5,992
Federal agency obligations .................          0      7,597
FHLB Bonds .................................      9,977          0
U.S. treasury notes ........................    178,585    230,343
                                                -------    -------
 Total fixed rate securities ...............    343,628    272,634
                                                -------    -------
Equity securities ..........................        597          0
                                                -------    -------
5-1 adjustable rate mortgages ..............    253,129          0
3-1 adjustable rate mortgages ..............    103,183          0
                                                -------    -------
Total adjustable rate securities ...........    356,312          0
                                                -------    -------
Total sales of securities available for sale   $700,537   $272,634
                                                =======    =======

     During the three and nine months ended September 30, 1998, the Company sold marketable equity trading securities for a $560,000 gain and realized $96,000 of gains related to government securities trading. The unrealized losses on trading securities for the three and nine months ended September 30, 1998 were $1.3 million and $1.2 million, respectively. During the three and nine months ended September 30, 1997, the Company sold $2.8 million of trading securities for a $672,000 gain. The unrealized gains on trading securities for the three and nine months ended September 30, 1997 were $836,000 and $823,000, respectively.

     The increase in transaction account fees during the three and nine months ended September 30, 1998 compared to the corresponding 1997 period resulted from higher checking account fee income reflecting increased balances held in transaction accounts. Average transaction account balances including non-interest bearing accounts increased from $907.4 million during the nine months ended September 30, 1997 to $976.7 million during the comparable 1998 period.

     The increase in ATM fee income during the third quarter of 1998 resulted from installations of ATM machines in Alabama and Georgia Wal-Mart superstores as well as installations of ATM machines in gas stations, convenience stores, and cruise ships. Approximately 800 ATM machines are expected to be in service by the end of 1998.

     Included in other income during the three and nine months ended September 30, 1997 was a $882,000 realized gain from the sale of vacant land acquired in 1989.


RBCO OPERATIONS

     RBCO revenues are generated from principal transactions, investment banking and commissions. Principal transactions are sales and trading activities of tax exempt debt securities, taxable debt securities and equity securities. Investment banking revenues include management fees and underwriting fees earned in connection with all underwriting participations and selling concessions earned in connection with RBCO's participation in tax-exempt debt, corporate debt and equity underwriting. Commission revenues reflect fees earned from retail customers upon the execution of equity security and mutual fund trades. During the three and nine months ended September 30, 1998 RBCO earned revenues on principal transactions, investment banking and commissions as shown in the preceding table. As previously noted, RBCO was acquired by the Company on June 30, 1998 in a transaction recorded under the purchase method of accounting. Accordingly, only the operations of RBCO subsequent to June 30, 1998 are included in the Company's Statement of Operations.

REAL ESTATE OPERATIONS

     Real estate held for development and sale represents the net profits on sales of real estate by SLWHC. During the three and nine months ended September 30, 1998 SLWHC sold $2.5 million and $6.8 million of developed land for gains as reported above. Other income represents accretion of impact fee receivables established at the acquisition date.

NON-INTEREST EXPENSES

                                           For the Three Months Ended     For the Nine Months Ended
                                                  September 30,                  September 30,
                                           ---------------------------    --------------------------
(In thousands)                              1998      1997     Change      1998      1997     Change
                                           ------    ------    ------     ------    ------    ------
EXPENSES EXCLUDING RBCO AND REAL ESTATE
 OPERATIONS
Employee compensation and benefits ....   $11,942   $10,033   $ 1,909    $35,424   $28,866   $ 6,558
Occupancy and equipment ...............     5,369     4,773       596     15,923    13,810     2,113
Federal insurance premium .............       266       269        (3)       786       822       (36)
Advertising and promotion .............     1,582       667       915      3,765     1,561     2,204
Amortization of cost over fair value of
 net assets acquired ..................       706       627        79      2,066     1,881       185
Other .................................     6,629     4,532     2,097     17,421    13,804     3,617
                                           ------    ------    ------     ------    ------    ------
Non-interest expenses .................    26,494    20,901     5,593     75,385    60,744    14,641
                                           ------    ------    ------     ------    ------    ------
RBCO OPERATIONS
Employee compensation and benefits ....     5,517         0     5,517      5,517         0     5,517
Occupancy and equipment ...............       467         0       467        467         0       467
Advertising and promotion .............       192         0       192        192         0       192
Amortization of cost over fair value of         0         0         0          0
 net assets acquired ..................       271         0       271        271         0       271
Other .................................     1,970         0     1,970      1,970         0     1,970
                                           ------    ------    ------     ------    ------    ------
Non-interest expenses .................     8,417         0     8,417      8,417         0     8,417
                                           ------    ------    ------     ------    ------    ------
REAL ESTATE OPERATIONS
Employee compensation and benefits ....       162         0       162        525         0       525
Advertising and promotion .............       177         0       177        501         0       501
Selling, general and administrative ...       812         0       812      2,691         0     2,691
                                           ------    ------    ------     ------    ------    ------
Non-interest expenses .................     1,151         0     1,151      3,717         0     3,717
                                           ------    ------    ------     ------    ------    ------
Total non-interest expenses ...........   $36,062   $20,901   $15,161    $87,519   $60,744   $26,775
                                           ======    ======    ======     ======    ======    ======

     The increase in employee compensation and benefits during the three and nine months ended September 30, 1998 compared to the 1997 periods resulted from the expansion of BankAtlantic's branch network, the acquisition of LTI and the start-up of five new business units (small business lending, international banking, trade finance, commercial loan syndications, and capital markets), which involved the hiring of approximately 100 employees including senior managers, support and branch personnel. Occupancy and equipment expenses increased during the three months ended September 30, 1998 due to the expanded ATM and branch network resulting in $142,000 of higher depreciation expense, and $196,000 of additional rent expense. Depreciation and rent expenses increased by $922,000, and $672,000, respectively, during the nine months ended September 30, 1998 compared to the same 1997 period.

     The increase in advertising and promotion expenses during the three and nine months ended September 30, 1998 compared to the same 1997 period resulted from the implementation of a new print and TV identity campaign as well as branch expansion promotions in Miami-Dade County and the Tampa Bay markets. Advertising and promotion costs are expensed as incurred.

     The increase in the amortization of cost over fair value of net assets acquired for the three and nine months ended September 30, 1998 relates to the LTI and RBCO acquisitions.

     The increase in other expenses during the three months ended September 30, 1998 compared to the 1997 period resulted primarily from increases in ATM, consulting, legal, and loan servicing expenses of $610,000, $477,000, $341,000, and $269,000, respectively. The ATM expense increase reflects the larger ATM network during 1998 compared to the 1997 period. The higher consulting fees resulted from the hiring of the consulting firm Alex Sheshunoff & Co. to provide an efficiency and profit improvement study from which recommendations are expected to be implemented beginning in the fourth quarter of 1998. The primary focus of the review has been staffing models, branch consolidations, and a business line review and justification analysis. It is anticipated that implementation of the results of the Sheshunoff review will result in a corporate restructuring that will involve a restructuring charge in the fourth quarter. The higher legal fees primarily resulted from litigation associated with bank accounts seized by federal authorities during 1996. The increase in loan servicing expenses reflects real estate tax penalties associated with the payment of real estate taxes to municipalities. The remaining other expense increases reflects additional costs of operating a larger organization. During the nine months ended September 30, 1998 compared to the 1997 period ATM, consulting, and loan servicing expenses increased by $1.3 million, $1.0 million and $367,000, respectively. Furthermore, tax certificate recoveries were
$260,000 lower during the 1998 nine month period compared to the same 1997 period.


RBCO NON-INTEREST EXPENSES

     The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of the Company's Class A common stock were allocated to key employees of RBCO. Included in employee compensation and benefits was $505,000 of retention pool compensation amortization. The retention pool was valued at $8.1 million at the acquisition date and the shares vest in four years. As a result, the Company is amortizing the $8.1 million value of the retention pool into compensation expense over the vesting period. Occupancy and equipment expense primarily consisted of $255,000 of rent expense, $163,000 of depreciation expense and a $49,000 charge for data processing. Other expenses were primarily floor broker and clearing fees of $681,000, consulting costs of $373,000 and $283,000 for third party quotation services . The remaining expenses were general and administrative costs. See also discussion above "RBCO Operations".


REAL ESTATE OPERATIONS NON-INTEREST EXPENSES

        Real estate operations non-interest expenses primarily related to SLWHC expenses. Selling, general and administrative expenses were mainly real estate taxes on developed land.


FINANCIAL CONDITION

     The Company's total assets at September 30, 1998 were $3.7 billion compared to $3.1 billion at December 31, 1997. Loans receivable, net, trading securities, investments in real estate held for development and joint ventures, net, FHLB stock, mortgage servicing rights, cost over fair value of net assets acquired and deferred taxes increased by $468.7 million, $18.1 million, $32.4 million, $17.5 million, $12.9 million, $30.2 million, and $10.4 million, respectively. The higher loans receivable balances resulted from the purchase of $1.0 billion of wholesale residential loans and $791.2 million of loan fundings for portfolio, partially offset by $1.1 billion of principal reductions on loans and $236.8 million of loan sales. Included in trading securities was $17.7 million of debt and equity securities of RBCO. During the nine months ended September 30, 1998, the Company through a wholly owned subsidiary invested and advanced $30.9 million in real estate joint ventures located in Florida. The additional FHLB stock balances was due to higher FHLB advances. The higher mortgage servicing rights balances reflects $60.2 million of mortgage servicing rights acquired partially offset by the sale of $19.7 million of mortgage servicing rights and $27.6 million of amortization and impairment reserves. The LTI and RBCO acquisitions increased cost over fair value of net assets acquired by $32.6 million partially offset by amortization of existing goodwill. The increase in deferred tax asset, net primarily resulted from the establishment of a $15.0 million allowance for valuation of mortgage servicing rights .

     The Company's total liabilities at September 30, 1998 were $3.4 billion compared to $2.9 billion at December 31, 1997. Deposits, FHLB advances, securities sold under agreements to repurchase, advances by borrowers for taxes and insurance and other liabilities increased by $119.5 million, $349.8 million, $51.3 million, $32.5 million, and $28.6 million, respectively. The deposit increase primarily came from the Miami-Dade and Palm Beach County markets and new small business banking relationships. Also included in the deposit increase was $38 million of brokered certificate accounts in which RBCO acted as principal dealer. The increase in other liabilities primarily resulted from RBCO liabilities and the Company's obligations associated with the purchase of mortgage servicing rights. Proceeds from FHLB advances, securities sold under agreements to repurchase, deposit inflows and advances by borrowers for taxes and insurance, brokered time deposits, loan repayments, sales of financial assets, principal collected on securities available for sale and investment securities held to maturity were used to repay securities sold under agreements to repurchase, fund loan growth and loan purchases, fund deposit outflows and to purchase securities available for sale, trading securities, mortgage servicing rights, FHLB stock, tax certificates and to acquire outstanding shares of common stock.

     During the third quarter of 1998, the Company established the Capital Markets group through which the Company will purchase loans with the intent to generate revenues from the securitization and sale of these loans to mortgage bankers or other financial institutions. During September 1998, the Company purchased $30.0 million of residential loans and classified the loans as held for sale.

MARKET RISK

     Market risk is the risk arising from changes in interest rates, foreign currency exchange rates, and commodity and equity prices. The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. Included in the Company's statement of financial position was $17.7 million of RBCO debt and equity trading securities held by RBCO as well as securities sold not yet purchased. The debt obligations in RBCO's trading portfolio primarily consist of municipal obligations issued by the State of New Jersey or Municipalities within that State. Substantially all of the equity securities are instruments issued by banking and thrift institutions. RBCO's primary market risk is equity pricing. The Company's primary market risk is interest rate risk.


     EQUITY PRICING RISK

     Presented below is an analysis of the Company's equity pricing risk at September 30, 1998, which includes RBCO's equity securities. The following table measures changes in the fair value of the Company's trading, available for sale equity securities and equity securities sold not yet purchased at September 30, 1998 based on percentage changes in fair value.

                                    Available
                       Trading      for Sale        Equity
         Percent       Equity        Equity       Securities
        Change In    Securities    Securities    Sold Not Yet
       Fair Value    Fair Value    Fair Value     Purchased
       ----------    ----------    ----------    ------------
                        (Dollars in thousands)
         20.00  %     $27,748       $13,710        $1,632
         10.00  %     $25,435       $12,568        $1,496
          0.00  %     $23,123       $11,425        $1,360
         10.00) %     $20,811       $10,283        $1,224
        (20.00) %     $18,498       $ 9,140        $1,088

     INTEREST RATE RISK

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using third party vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 1998 resulting from a change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by: (i) discounting cash flows from existing assets, liabilities and off-balance sheet contracts to determine fair values at September 30, 1998, and
(ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values at September 30, 1998. The difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values. Management has made estimates of fair value discount rates that it believes to be reasonable, however, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Presented below is an analysis of the Company's interest rate risk at September 30, 1998 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                        Net Portfolio
        Changes             Value            Dollar
        in Rate            Amount            Change
        -------         -------------        ------
                   (Dollars in thousands)
        +200 bp         $  316,481         $ (27,358)
        +100 bp         $  354,096         $  10,257
           0 bp         $  343,839         $       0
        (100)bp         $  276,090         $ (67,749)
        (200)bp         $  213,216         $(130,623)

     Certain assumptions for assessing the Company's interest rate risk were utilized in developing the model and preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Furthermore, even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the Company may take in the future.


LIQUIDITY AND CAPITAL RESOURCES

     BankAtlantic's primary sources of funds during the first nine months of 1998 were from principal collected on loans, securities available for sale and investment securities held to maturity, and sales of securities available for sale, FHLB advances, securities sold under agreements to repurchase, mortgage servicing rights sales, deposit inflows and advances from borrowers for taxes and insurance. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, pay dividends and to purchase FHLB stock, tax certificates, trading securities, mortgage servicing rights and securities available for sale and acquire common stock. At September 30, 1998, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic's commitments to originate loans, and purchase securities available for sale at September 30, 1998 were $169.0 million, and $12.0 million, respectively, compared to $80.0 million and $50.2, respectively, at September 30, 1997. At September 30, 1997 BankAtlantic had $67.0 million committed to purchase residential mortgage loans. BankAtlantic expects to fund the 1998 loan commitments from loan and securities available for sale repayments. At September 30, 1998, loan commitments were 6.64% of net loans receivable.

     LTI is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At September 30, 1998, the amount of lease payments subject to such recourse provisions was approximately $8.4 million and a $195,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     At the indicated date BankAtlantic's capital amounts and ratios were:

                                                                             To be Well
                                                        For Capital       Capitalized Under
                                                         Adequacy         Prompt Corrective
                                  Actual                 Purposes         Action Provisions
                            ----------------       -----------------     -------------------
(In thousands)               Amount    Ratio         Amount    Ratio      Amount       Ratio
                            --------   -----       --------    -----     --------      -----
AT SEPTEMBER 30, 1998:
Total risk-based capital    $350,365   14.96%  >  $187,312  >   8.00% >  $234,140  >   10.00%
                                               =            =         =            =
Tier I risk-based capital   $321,076   13.71%  >  $ 93,656  >   4.00% >  $140,484  >    6.00%
                                               =            =         =            =
Tangible capital ........   $321,076    9.12%  >  $ 52,809  >   1.50% >  $ 52,809  >    1.50%
                                               =            =         =            =
Core capital ............   $321,076    9.12%  >  $140,825  >   4.00% >  $176,031  >    5.00%
                                               =            =         =            =
AT DECEMBER 31, 1997:
Total risk-based capital    $355,930   18.64%  >  $152,785  >   8.00% >  $190,981  >   10.00%
                                               =            =         =            =
Tier I risk-based capital   $332,010   17.38%  >  $ 76,392  >   4.00% >  $114,588  >    6.00%
                                               =            =         =            =
Tangible capital ........   $332,010   11.12%  >  $ 44,798  >   1.50% >  $ 44,798  >    1.50%
                                               =            =         =            =
Core capital ............   $332,010   11.12%  >  $ 89,595  >   3.00% >  $149,325  >    5.00%
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


YEAR 2000 ISSUES

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

     The Company has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. The Company has established a year 2000 action plan which was presented to the Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of the Company's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation
- Systems should be certified as Year 2000 ready by the business users, (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

     The Company believes that it has completed the awareness and assessment phases of its action plan. However, its renovation, validation and implementation phases were only approximately 10% completed at September 30, 1998 with anticipated 80%, 95% and 100% completion as of December 31, 1998, March 31, 1999 and June 30, 1999, respectively. The contingency planning phase has not commenced but is currently scheduled to be 50% complete as of December 31, 1998, 90% complete as of March 31, 1999 and 100% completed as of June 30, 1999. The Company and its third party vendors are currently formulating a contingency strategy on how to handle most likely worst case scenarios related to possible year 2000 disruptions.

     Although the Company expects to meet its action plan schedule, there is no assurance that this timetable will be completed according to schedule.

     The majority of the Company's mission critical information technology system structure ("IT") have been outsourced to third party vendors. The Company's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. The Company has various non-IT systems with embedded microcontrollers, including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. The above IT and non-IT systems could fail or create erroneous results by or at the year 2000.

     The Company relies on third party vendors to perform the loan, deposit, general ledger and other application processing. The Company is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors are scheduled to complete the update of the application programs during the fourth quarter of 1998 with the Company testing the programs during the first quarter of 1999. Although the Company currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to the Company based on potential problems relating to year 2000. Included in the Statement of Operations during the three and nine months ended September 30, 1998 were $87,000 and $150,000, respectively of third party expenses related to the year 2000 action plan. The Company estimates that it will spend an additional $110,000 on year 2000 upgrades during the remaining three months of 1998. The Company estimates that it will spend approximately $100,000 on year 2000 consulting services, $300,000 on software and hardware upgrades specifically related to year 2000,, $100,000 on RBCO system upgrades and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the year 2000 project.

     Risk factors associated with the year 2000 event include the risk that the Company's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. The Company is currently assessing the probability of these events occurring and is formulating contingency plans. The Company could be also subjected to litigation due to year 2000 noncompliance from customers, borrowers and suppliers as a result of both internal and third party system failures. The Company as part of its action plan has sent brochures to customers, and questionnaires to borrowers and suppliers, and as mentioned above is addressing both IT and non-IT year 2000 issues. Further, the credit quality of the Company's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses. The Company is currently assessing the incremental risk in its loan portfolio and if necessary will establish additional allowances for loan losses. Additionally, the Company is evaluating the need to adjust its underwriting and credit policies for potential year 2000 issues. There is no assurance that these borrowers will be able to meet their obligation to the Company relating to potential year 2000 problems. Certain assets of the Company may have to be written down or replaced, based on upgrades to equipment and software that were already required to fulfill the Company's business needs, rapidly developing technology, and a three year capital equipment and software replacement plan. The Company does not anticipate impairment or significant replacement of assets related to the year 2000 issue.

     There is no assurance that the foregoing has identified all costs, risks or possible losses which the Company may experience associated with year 2000 issues. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, borrowers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The goal of the Year 2000 Project is to significantly reduce the Company's level of uncertainty about the year 2000 problem and, the Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

PART II - OTHER INFORMATION




      EXHIBITS AND REPORTS ON FORM 8K

        Exhibit 11 Statement re:  Computation of Per Share Earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.





    November 16, 1998                  By:        /s/Alan B. Levan
    -----------------                      -------------------------------
           Date                                    Alan B. Levan
                                              Chief Executive Officer/
                                                Chairman/President



    November 16, 1998                  By:      /s/ Frank V. Grieco
    -----------------                      -------------------------------
          Date                                    Frank V. Grieco
                                           Senior Executive Vice President
                                              Chief Accounting Officer

                                     EXHIBIT 11

EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computations.

                                                 For the Three Months Ended                  For the Three Months Ended
                                                     September 30, 1998                          September 30, 1997
(In thousands, except per share             -----------------------------------       -----------------------------------
  data and percentages)                       Class A       Class B      Total         Class A       Class B       Total
                                            ----------    ----------    -------       ---------    ----------    --------
Basic Numerator

Actual dividends declared ..............   $       735   $       260   $     995     $       383   $       320   $     703
Basic allocated undistributed
 earnings (loss) .......................        (7,733)       (2,806)    (10,539)          3,667         2,059       5,726
                                            ----------     ---------    --------      ----------     ---------    --------

Allocated basic net income (loss)
 available for common shareholders .....   $    (6,998)  $    (2,546)  $  (9,544)    $     4,050   $     2,379   $   6,429
                                            ==========    ==========    ========      ==========    ==========    ========

Basic Denominator
Weighted average shares outstanding ....    26,020,125    10,384,137                  17,170,265    10,603,426
                                            ==========    ==========                  ==========    ==========

Allocation percentage ..................         73.38%        26.62%                      64.04%        35.96%
                                            ==========    ==========                  ==========    ==========
Basic earnings (loss) per share ........   $     (0.27)  $     (0.25)                $      0.24   $      0.22
                                            ==========    ==========                  ==========    ==========

Diluted Numerator
Actual dividends declared ..............   $       735   $       260   $     995     $       383   $       320   $     703
                                            ----------    ----------    --------      ----------    ----------    --------
Basic allocated undistributed
 earnings  (loss) ......................        (7,733)       (2,806)    (10,539)          3,667         2,059       5,726
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage ............................             0             0           0             381         (381)           0
                                            ----------    ----------    --------      ----------    ----------    --------
Diluted allocated undistributed earnings        (7,733)       (2,806)    (10,539)          4,048        1,678        5,726
                                            ----------    ----------    --------      ----------    ----------    --------
Interest expense on convertible debt ...             0             0           0             447          185          632
                                            ----------    ----------    --------      ----------    ----------    --------
Allocated dilutive net income (loss)
 available to common shareholders ......   $    (6,998)  $    (2,546)  $  (9,544)    $     4,878   $    2,183    $   7,061
                                            ==========    ==========    ========      ==========    =========     ========

Diluted Denominator
Basic weighted average shares
 outstanding ...........................    26,020,125    10,384,137                  17,170,265    10,603,426

Convertible debentures (1)..............             0             0                   8,748,316             0
Options (1).............................             0             0                     556,250     1,468,750
                                            ----------    ----------                  ----------    ----------
Diluted weighted average
 shares outstanding ....................    26,020,125    10,384,137                  26,474,831    12,072,176
                                            ==========    ==========                  ==========    ==========
Allocation percentage ..................         73.38%        26.62%                      70.69%        29.31%
                                            ==========    ==========                  ==========    ==========
Diluted earnings (loss) per share ......   $     (0.27)  $     (0.25)                $      0.18   $      0.18
                                            ==========    ==========                  ==========    ==========

(1) Convertible debentures and options were anti-dilutive during the three months ended September 30, 1998 and therefore not included in diluted weighted average shares outstanding.


                                                 For the Nine Months ended                 For the Nine Months ended
                                                     September 30, 1998                        September 30, 1997
(In thousands, except per share              ----------------------------------       -----------------------------------
  data and percentages)                      Class A        Class B       Total        Class A       Class B       Total
                                            -----------   ----------    --------      ----------    ----------    -------
Basic Numerator
Actual dividends declared ..............   $     2,039   $       765   $   2,804     $       871   $       922   $  1,793
Basic allocated undistributed
 earnings (loss) .......................          (499)         (202)       (701)         11,521         6,277     17,798
                                            ----------    ----------    --------      ----------    ----------    -------
Allocated basic net income available
 for common shareholders ...............   $     1,540   $       563   $   2,103     $    12,392   $     7,199   $ 19,591
                                            ==========    ==========    ========      ==========    ==========    =======

Basic Denominator
Weighted average shares outstanding ....    23,533,659    10,524,893                  17,748,827    10,638,411
                                            ==========    ==========                  ==========    ==========

Allocation percentage ..................         71.09%        28.91%                      64.73%        35.27%
                                            ==========    ==========                  ==========    ==========
Basic earnings per share ...............   $      0.07   $      0.05                 $      0.70   $      0.68
                                            ==========    ==========                  ==========    ==========
Diluted Numerator
Actual dividends declared ..............   $     2,039   $       765   $   2,804     $       871   $       922   $  1,793
                                            ----------    ----------    --------      ----------    ----------    -------
Basic allocated undistributed
 earnings (loss) .......................          (499)         (202)       (701)         11,521         6,277     17,798
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage ............................             9            (9)          0           1,212        (1,212)         0
                                            ----------    ----------    --------      ----------    ----------    -------
Diluted allocated undistributed earnings          (490)         (211)       (701)         12,733         5,065     17,798
Interest expense on convertible debt ...             0             0           0           1,361           542      1,903
                                            ----------    ----------    --------      ----------    ----------    -------
Allocated dilutive net income available
 to common shareholders ................   $     1,549   $       554   $   2,103     $    14,965   $     6,529   $ 21,494
                                            ==========    ==========    ========      ==========    ==========    =======
Diluted Denominator
Basic weighted average shares
 outstanding ...........................    23,533,659    10,524,893                  17,748,827    10,638,411

Convertible debentures (1) .............             0             0                   8,759,479             0
Options ................................       678,362       960,172                     308,814     1,095,870
                                            ----------    ----------                  ----------    ----------
Diluted weighted average
 shares outstanding ....................    24,212,021    11,485,065                  26,817,120    11,734,281
                                            ==========    ==========                  ==========    ==========
Allocation percentage ..................         69.87%        30.13%                      71.54%        28.46%
                                            ==========    ==========                  ==========    ==========
Diluted earnings per share .............   $      0.06 $        0.05                 $      0.56   $      0.56
                                            ==========    ==========                  ==========    ==========

(1)  Convertible  debentures  were  anti-dilutive  during the nine months  ended
     September 30, 1998 and therefore not included in diluted weighted average shares outstanding.
