Form 10-K
period 1998-12-31
BANKATLANTIC BANCORP INC
filed 1999-03-26
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10K

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                                     Exchange Act of 1934
                      For the Year Ended December 31, 1998
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
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

                    Name of Each Exchange on Which Registered
                             Nasdaq National Market

                                 Title of Class
                 Class B common stock, Par Value $0.01 Per Share

       Indicate,  by check mark, if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 26, 1999 was approximately $40.2 million.

       The number of shares of Registrant's Class A Common Stock outstanding on February 26, 1999 was 25,802,978.

       The number of shares of Registrant's Class B Common Stock outstanding on February 26, 1999 was 10,359,994.

       Portions of the 1998 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders, are incorporated in Part III of this report.





                                     PART I

                                ITEM 1. BUSINESS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company" or "Bancorp") and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with the implementation of and the realization of benefits from its restructuring initiatives and expense reductions, economic, competitive and other factors affecting the Company and its operations, markets, products and services, changes in interest rates and economic policies, the success of new lines of business, significant growth in banking as well as non-banking initiatives, and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

GENERAL

THE COMPANY

         The Company is a unitary savings bank holding company. The Company's principal assets include the capital stock of:

  /bullet/ BankAtlantic, a Federal Savings Bank ("BankAtlantic"), and its subsidiaries and

 /bullet/ Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries.

     The Company is registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulations, examinations, supervision and reporting. RBCO is subject to regulation, examination, supervision and reporting of various agencies. See "Regulation and Supervision."

BANKATLANTIC

         BankAtlantic is a federal savings bank headquartered in Ft. Lauderdale, Florida. BankAtlantic provides a full range of commercial banking products and services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, small business, residential and consumer loans and to make permitted investments such as the purchase of mortgage-backed securities, tax certificates and other investment securities. On October 31, 1997, BankAtlantic acquired the St. Lucie West Holding Corp. ("SLWHC") for approximately $20.0 million. SLWHC is the developer of the master planned community of St. Lucie West, ("SLW") located in St. Lucie County, Florida. In March 1998, the Company acquired Leasing Technologies, Inc. ("LTI"), an equipment leasing company. LTI was subsequently contributed to BankAtlantic during the second quarter of 1998 and operates as a subsidiary of BankAtlantic.

         BankAtlantic currently operates in 17 Florida counties through 67 branch offices, with 10 in Miami-Dade County, 23 in Broward County, 5 in the Tampa Bay area and 13 in Palm Beach County as well as 16 branches located throughout Florida in Wal-Mart SuperStores. As reported by an independent statistical reporting service, BankAtlantic is the second largest independent financial institution headquartered in the State of Florida based on assets at September 30, 1998. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.


SEGMENTS

         Bancorp considers its business segments to be bank loan operations, bank investment operations, real estate operations and investment banking operations. Bank loan operations consist primarily of loans originated through BankAtlantic's salesforce and branch network by building relationships with its customers. Bank investment operations consist of mortgage-backed securities, tax certificates, other investment securities and bulk purchases of wholesale residential loans which have been acquired primarily through dealers, brokers and investment banking firms. Real estate operations consist of SLW and other real estate joint ventures operated under BankAtlantic Development Corporation ("BDC"), a wholly owned subsidiary of BankAtlantic. Investment banking operations consists of RBCO. During the fourth quarter of 1998 management decided to exit the mortgage servicing business ("MSB") and management anticipates that all such activities will cease during the second quarter of 1999. The MSB activities are classified as discontinued operations.

BANK LOAN OPERATIONS

         General -- BankAtlantic's lending activities include residential real estate lending, commercial lending (consisting of commercial real estate and commercial business lending ), international lending, small business lending (primarily commercial real estate and commercial non-mortgage loans under $1.0 million), lease financing, consumer lending (primarily consisting of loans secured by subordinate liens on residential real property, loans secured by automobiles and boats and unsecured signature loans), banker's acceptances and issuances of standby letters of credit. See "Regulation and Supervision" for a description of restrictions on BankAtlantic's lending activities.

         Commercial Real Estate Loans -- BankAtlantic's commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties. BankAtlantic's commercial real estate loan originations include:

    /bullet/ mortgage loans for commercial and industrial properties with five to seven year maturities,

    /bullet/  construction  loans  secured by income producing  properties,

    /bullet/  residential  development  loans  and
    /bullet/  land acquisition and development loans

         BankAtlantic's commercial real estate loans, other than those relating to BankAtlantic's affiliated joint ventures, typically are based on a minimum of 75% of the collateral's appraised value and typically require the borrower to maintain escrow accounts for real estate taxes and insurance. The loan and BankAtlantic's investment in affiliated joint ventures results in consolidated exposure in excess of the typical 75% loan to value ratio. Prior to making a loan BankAtlantic considers the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. BankAtlantic normally requires that these loans be guaranteed by one or more of the principals of the borrowing entity.

         Commercial Business Loans -- BankAtlantic's commercial business loans are generally made to small to medium size companies located throughout Florida, primarily in the Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. BankAtlantic makes both secured and unsecured loans, although the majority of these loans are on a secured basis. New commercial business loans are generally in excess of $1 million and typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime-based. These loans typically are originated for terms ranging from one to five years.

         Commercial real estate and construction and development loans present more credit risk than residential first mortgages, since many of the loans may be secured by property in the early stages of development. BankAtlantic's competitors over the last several years have also increased their available funding for commercial real estate projects. Increased availability of funds could result in over-building and a decline in the real estate values. A decline in the real estate market, or in economic conditions in general, in Florida could have a material adverse effect on BankAtlantic's financial condition and results of operations. In addition, any changes in the commercial real estate market could impact real estate operations as well.

         Commercial business loans generally have a higher degree of risk than residential loans because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals or guarantors.

         Residential Real Estate Loans -- BankAtlantic makes residential real estate loans secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties. BankAtlantic originates residential loans through its branch banking network and through a staff of commissioned mortgage officers. BankAtlantic originates both fixed rate and adjustable loans with amortization periods up to 30 years.

         Residential real estate loans are generally less risky than other lending alternatives, since the collateral is secured by residential real estate of primarily owner occupied properties located primarily in BankAtlantic's market area.

         International   Lending   --   BankAtlantic's   international   lending
operations provide the following:

  /bullet/ trade financing for correspondent financial institutions in Latin America, including pre-export financing, advances on letters of credit and banker's acceptances,

  /bullet/ trade financing for local commercial customers who are primarily importing from or exporting to Latin America,

  /bullet/    term  financing of the export of United States goods  and
              services   guaranteed   by  the  EximBank  and

  /bullet/    other correspondent banking services.

         Loans to correspondent banks are generally Libor based and domestic loans are generally prime-based and have maturities of one year or less.

         Small Business Lending -- BankAtlantic's small business loans are generally made to companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties. Small business loans are originated on a secured or unsecured basis and do not exceed $1.0 million. These loans are originated with maturities ranging from one to twenty years or on demand. Lines of credit are due upon demand. Small business loans typically have fixed and variable prime-based interest rates.

         Lease Financing-- BankAtlantic leases and finances equipment to corporate customers through its subsidiary, LTI. LTI principally leases or finances trucks and manufacturing and construction equipment to businesses located primarily in Miami-Dade, Broward and Palm Beach Counties in Florida. LTI's loans and leases are secured by the acquired equipment and generally do not exceed $400,000 per financing. These loans and leases are originated with terms ranging from two to five years. Residuals are typically less than 10% of the original purchase price of the equipment. The lease interest component is at a fixed rate.

         Small business loans and lease financing generally have a higher degree of risk than residential loans because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the quality of the principals.

         Consumer Loans -- During 1998 BankAtlantic originated consumer loans directly and indirectly. In the fourth quarter of 1998, BankAtlantic ceased the indirect origination of loans through automobile dealers. Direct consumer loan originations consist of:

    /bullet/            automobile loans,
    /bullet/            overdraft lines of credit,
    /bullet/            loans secured by deposits, and
    /bullet/            second mortgages on owner occupied residences.

Direct consumer loans are originated with fixed and variable prime-based interest rates with terms ranging from one to 15 years.

         The indirect origination of automobile consumer loans required funding of dealer reserves to dealers. The amount advanced to the dealer is amortized over the life of the loan. The dealer is normally responsible to BankAtlantic for the amount of the unamortized reserve if a loan defaults or is prepaid. The ability of a dealer to refund the unearned dealer reserve to BankAtlantic, upon default or loan prepayment, is contingent upon the dealer's financial condition.


         Consumer loans, especially indirect automobile loans, generally present more credit risk than other types of loans, such as home equity or residential real estate loans. Because these loans present a greater risk, they also generally result in higher level of charge-offs.

         Banker's Acceptances -- Banker's Acceptances are collateralized by inventory and accounts receivable of borrowers of the issuing bank and are unconditional obligations of the issuing bank.

         Standby Letters of Credit -- Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may retain certificates of deposit and residential and commercial liens as collateral for letters of credit.


BANK LOAN OPERATIONS - ADMINISTRATION

         Underwriting -- BankAtlantic evaluates a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial business loans of $1.0 million or more require the approval of BankAtlantic's Major Loan Committee. The Major Loan Committee consists of the Chief Executive Officer, Vice Chairman, Chief Operating Officer, and certain other Officers of the Bank. Residential and consumer loans of $500,000 or more also require the approval of BankAtlantic's Major Loan Committee. The Chief Operating Officer must approve all small business loans at or above $500,000 but less than $1 million. The President of LTI must approve all leases in excess of $75,000.

         International loan underwriting procedures assess the country risk and the credit quality of the borrower. International loans to correspondent banks must be approved by the International Loan Committee ("ILC"). The ILC committee includes the Chief Executive Officer, certain Executive Vice Presidents, Miami-Dade County President, and the Manager of International Lending.

          The Country Risk Committee ("CRC") also monitors the international loans. The CRC members include the ILC members and an independent economist. The CRC meets monthly to review each country and establish guidelines by country, including amount of exposure, acceptable types of transactions, and duration.

         Commitments -- BankAtlantic issues commitments to originate residential loans. Loan commitments are issued for purchasing and refinancing residential properties. In most cases, residential loan commitments are limited to 60 days and are issued after the loan is approved. BankAtlantic offers interest rate "locks" for a fee for periods of up to 270 days. BankAtlantic issues commitments for commercial real estate and commercial business loans. In most cases these commitments are for three months. BankAtlantic extends credit to financial institutions in Latin America which can be terminated at any time by BankAtlantic. Financial institutions are evaluated on a case by case basis.

         Allowance for Loan Losses, Non-Performing Assets, Classified Assets and Impaired Loans -- The following is a description of how the allowance for loan losses is determined.

         BankAtlantic's loan portfolio is divided into the following categories:

       /bullet/         commercial  real  estate,
       /bullet/         residential  real  estate,
       /bullet/         commercial business,
       /bullet/         Lease financing,
       /bullet/         international,
       /bullet/         small business - real estate,
       /bullet/         small  business  -non-mortgage,   and
       /bullet/         various  types  of consumer loans.

         In determining the adequacy of its allowance for loan losses management segregates the loan portfolio into broad categories such as: commercial real estate; residential real estate; small business; commercial business; lease financing, international and various types of consumer loans. BankAtlantic provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. In considering this portion of the provision, greater emphasis is placed on current trends, if such trends are adverse. Secondly, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; trends in the portfolio, volume, terms and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies and procedures;
changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

         Specific allowances are provided when a collateral analysis on a classified loan indicates that there will be a probable loss upon liquidation of collateral.

         A loan is considered impaired when collection of principal and interest, based on the contractual terms of the loan, is not probable. BankAtlantic measures impairment based on:

   /bullet/    the  present  value  of the  expected  future  cash  flows of the
               impaired  loan  discounted  at  the  loan's  original   effective
               interest rate,

   /bullet/    the observable  market price of the impaired loan, or


   /bullet/ the fair value of the collateral of a collateral-dependent loan.

         BankAtlantic selects the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. Specific allowances are provided in the event the impairment calculation is in excess of the general allowance allocation. In a troubled debt restructuring, BankAtlantic measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

         Loans collectively reviewed by BankAtlantic for impairment include all residential, consumer small business loans, lease financings and performing commercial real estate and business loans under $1.0 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral. BankAtlantic's impaired loans that are evaluated individually include nonaccrual commercial loans, restructured loans, and performing commercial loans less than 90 days delinquent where management does not expect the loans to be repaid in accordance with their contractual terms but which are expected to be collected in full.

BANK INVESTMENT OPERATIONS

         Debt and Equity Securities -- The Company has a portfolio (independent of BankAtlantic) of debt and equity securities. Additionally, BankAtlantic maintains an investment portfolio consisting primarily of mortgage-backed securities ("MBS"), treasury notes, real estate mortgage investment conduits ("REMIC") and tax certificates.

         BankAtlantic has in the past purchased federal agency obligations, securities, corporate bonds and other asset backed securities.

         MBS are pools of residential loans which are made to consumers and then generally sold to the Government National Mortgage Corporation ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC").

         MBS have fixed or variable rates ("ARMs") and either 15-30 year maturities or 5-7 year balloon maturities. BankAtlantic generally invests in ARMs or 5-7 year balloon MBS which are insured or guaranteed by the above agencies.

         REMIC's are collateralized mortgage obligations. BankAtlantic generally invests in highly rated securities with average maturities of three to five years for fixed rate products and of longer duration for variable rate products.

         Asset-backed securities purchased by BankAtlantic consisted of investment grade pooled automobile receivables. Corporate bonds consisted generally of investment grade obligations of corporate borrowers with an average maturity of three years.

         During the year ended December 31, 1998, the Company began trading government securities which are generally bought and sold on the same day.

         Securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available-for-sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of shareholders' equity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

         Tax Certificates -- BankAtlantic's tax certificates portfolio is classified as "held to maturity". Tax certificates are evidences of tax obligations that are generally auctioned by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. The majority of BankAtlantic's tax certificates relate to Florida properties. Florida tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues on the tax certificate at the rate established at the auction. The minimum repayment on tax certificates, in order to satisfy the lien, is the certificate amount plus the greater of five percent of the certificate amount or the interest accrued through the redemption date. Tax certificates have no payment schedule or stated maturity. The certificate holder has the right to collect the delinquent tax amount, plus interest. The certificate holder can file for a deed to the underlying property if the delinquent tax amount is unpaid at the end of two years. If the certificate holder does not file for the deed within seven years, the certificate becomes null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period.

         BankAtlantic also acquires tax certificates from various municipalities outside the State of Florida. The nature of priority, statutory periods and deed procedures vary by applicable taxing authorities but the general characteristics are similar to those in Florida. There is no significant concentration of tax certificate holdings in any one taxing authority outside of the State of Florida.

         BankAtlantic establishes an allowance for tax certificate losses in an amount which it believes is sufficient to provide for future losses. In establishing its allowances for tax certificate losses, management considers:

  /bullet/              past loss experience,
  /bullet/              present  indicators such as the length of time the
  /bullet/              certificate has been outstanding,
  /bullet/              economic conditions, and
  /bullet/              collateral values.

         Tax certificates and tax deed applications are classified as nonaccrual no later than when a tax certificate is outstanding 48 months or a deed has aged 48 months from BankAtlantic's certificate acquisition date. At that time, interest ceases to be accrued and previously accrued interest is reversed.

         The risks BankAtlantic has experienced with tax certificates have related to:

 /bullet/     the risk that  additional  funds may be required to purchase other certificates  relating to the  property,
 /bullet/     the risk that the liened property   may  be   unusable,   and
 /bullet/     the  risk   that   potential environmental  concerns  may make
              taking  title  to the  property untenable.

         Purchased residential loans -- BankAtlantic purchases residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, BankAtlantic reviews the seller's underwriting policies and also subjects certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to:

  /bullet/              loan amount,
  /bullet/              type of property,
  /bullet/              state of residence,
  /bullet/              loan-to-value ratios,
  /bullet/              borrower's sources of funds,
  /bullet/              appraisal, and
  /bullet/              loan documentation.

         BankAtlantic enters into contracts to purchase residential loans from mortgage bankers, investment bankers and other financial institutions. These contracts commit BankAtlantic to purchase the residential loans in 30 to 60 days subject to the loans meeting BankAtlantic's underwriting guidelines. During 1998, BankAtlantic formed the Capital Markets group which began purchasing residential loans on the secondary market with the intent to package and sell, securitize or retain these loans based on their individual characteristics. These loans are classified as "held for sale" or "held for investment " depending on management's intent at the time the loans are purchased. The Company continually evaluates these purchased loans and such evaluations may result in transfers from the held for investment category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio.

         Purchased  wholesale  residential  loans  included  in bank  investment operations are generally secured by real estate located outside of BankAtlantic's primary market area. Performance of these loans may be influenced by the condition of the economy where the collateral is located and collection risk.


REAL ESTATE OPERATIONS

     Real Estate Held for Development and Sale Activities -- BDC acquired SLWHC in late 1997. SLWHC is the developer of the master planned community of St. Lucie West, located in St. Lucie County, Florida. SLWHC develops commercial and residential parcels for sale to large developers. The master planned community includes:

   /bullet/             Fully amenitized residential  developments
   /bullet/             commercial development
   /bullet/             industrial  development
   /bullet/             3400 homes
   /bullet/             a major league baseball spring training stadium
   /bullet/             utilities
   /bullet/             two PGA golf courses
   /bullet/             medical facilities
   /bullet/             shopping  centers
   /bullet/             banking   facilities
   /bullet/             educational   facilities
   /bullet/             religious facilities.

          BDC has also invested in six real estate joint ventures. Five of these joint ventures are in various stages of development. These joint ventures required equity investments by BDC at the inception of the project of 44.5 - 90% of the total venture equity with potential profit sharing of 40-50% in future years. BankAtlantic has also provided financing to these joint ventures on terms which are generally the same as offered to third parties, except for certain joint ventures for which BBC has financed the other partners equity contribution
 . Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture.

         Real estate held for development and sale includes land held for development and land held for sale. Direct costs clearly associated with the development of a specific parcel are capitalized as a cost of that parcel. Land and indirect development costs are allocated to the various parcels based upon the relative sales value method. Selling, general and other expenses not directly related to the development of the property are expensed as incurred. Real estate development activities are permissible activities for savings banks, however, BankAtlantic's investment in BDC is excluded from BankAtlantic's regulatory capital calculations.

         As previously announced, the Company is considering alternatives relating to its ownership of the real estate operations conducted through BDC including a possible spin-off of BDC . See further discussion in Management Discussion and Analysis - Liquidity and Capital Resources.

         Risks associated with real estate operations relate to the highly cyclical nature of the industry and that future market conditions are uncertain. Factors which adversely affect the real estate and home building industries include:

/bullet/                decreases in employment levels
/bullet/                the availability and cost of financing
/bullet/                decreases in demand
/bullet/                a slow down in home sales and construction
/bullet/                the significant volatility and fluctuations in
                        underlying real estate values.

           SLWHC incurred $5.2 million in annual operating expenses during the year ended December 31, 1998. In the future, periodic sales at SLW may not be adequate to cover operating expenses. Additionally, none of the joint ventures which are in development, have any operating history. There is no guarantee that such ventures will be profitable. The current historically low interest rate levels have had a positive impact on the pace of home sales and construction. However, increases in interest rates may reverse this effect.


INVESTMENT BANKING OPERATIONS

         Investment Banking Operations consist of the Company's subsidiary RBCO which is an investment banking firm. RBCO is principally engaged in the underwriting, market making, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. RBCO provides investment banking, research, and financial advisory services.

         RBCO provides these services primarily to financial services companies with a focus on corporate finance and merger-related services. RBCO offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. RBCO's clients consist primarily of:

/bullet/ high net worth individuals (primarily in New Jersey, other Mid-Atlantic and Northeastern states and Florida),
/bullet/ banking and thrift institutions (primarily in New Jersey, Pennsylvania and Florida) and
/bullet/ to a much lesser extent, insurance companies and specialty finance companies.

         In February 1998, RBCO acquired Cumberland Advisors, a New Jersey based money manager with approximately $430 million of assets under management. In the transaction RBCO also acquired Cumberland Consulting, a financial advisor to state and local governmental units.

         In February 1999, RBCO began offering variable and fixed rate annuities and mutual fund shares to BankAtlantic customers through BankAtlantic's branch network. It is anticipated that in the near future, RBCO will offer a full range of services to BankAtlantic customers.

         The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. RBCO's business and its profitability are affected by many factors including:

/bullet/          the  volatility and price levels of the  securities  markets,
/bullet/          the volume, size and timing of securities transactions,
/bullet/          the demand for investment banking services,
/bullet/          the level and volatility of interest rates,
/bullet/          the  availability  of credit,
/bullet/          legislation  affecting the business and financial
                  communities, and
/bullet/          the economy in general.

         Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, RBCO is likely to be adversely affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general.


INTEREST EXPENSE AND OVERHEAD

         The Company considers its interest expense and overhead to consist of interest expense net of non-interest income and operating costs, associated with:

/bullet/                Deposits
/bullet/                Advances from FHLB
/bullet/                Securities Sold under Agreements to Repurchase
/bullet/                Federal Funds borrowings
/bullet/                Subordinated Debentures, Notes and Bonds Payable
/bullet/                Guaranteed  preferred  beneficial  interest  in
                        Company's  Junior Subordinated  Debentures Branch
                        operating expenses,  net of income
/bullet/                ATM income, net of expenses
/bullet/                Back office operating expenses, net of income.

         BankAtlantic's deposits include:

/bullet/                commercial  demand deposit accounts
/bullet/                retail demand deposit accounts
/bullet/                regular passbook savings accounts
/bullet/                statement savings accounts
/bullet/                money market accounts
/bullet/                fixed-rate,  fixed-maturity  certificates  of deposit,
                        ranging in maturity  from  30  days  to  8  years
/bullet/                variable-maturity   jumbo certificates  of  deposit
/bullet/                various  NOW  accounts
/bullet/                IRA  and  Keogh retirement accounts
/bullet/                Brokered certificates of deposit
/bullet/                Public funds.

          BankAtlantic's deposit accounts are insured by the FDIC through the SAIF and the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor. BankAtlantic solicits deposits in its market areas through relationship banking activities primarily conducted through its salesforce and branch network.

         Most of BankAtlantic's depositors are residents of Florida at least part of the year. BankAtlantic has several facilities, including one with RBCO, for brokered certificates of deposit. The facilities are considered an alternative source of borrowings.

         Advances from FHLB -- BankAtlantic is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Atlanta.
BankAtlantic's advances are collateralized by a security lien against its residential loans. In addition, BankAtlantic must maintain certain levels of FHLB stock for outstanding advances. BankAtlantic uses the following types of advances:

/bullet/                fixed rate  advances
/bullet/                fixed rate  overnight  advances  - due within 24 hours
/bullet/                adjustable rate advances - indexed to one and three
                        month LIBOR rates
/bullet/                callable  advances - callable at the option of the FHLB,
                        with the option to convert, at a specific date, in whole, into a three month LIBOR based floating rate advance

         Securities Sold under Agreements to Repurchase -- BankAtlantic utilizes wholesale repurchase agreements as an alternative borrowing source. In a wholesale repurchase transaction, BankAtlantic sells a portion of its current investment portfolio (usually MBS and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified date. BankAtlantic also issues repurchase agreements for the benefit of its customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC. These transactions are classified as borrowings for financial statement and tax reporting purposes.

         Federal Funds Borrowings -- BankAtlantic has established unsecured facilities with various federally insured banking institutions to purchase Federal Funds aggregating $65 million. The facilities are used on an overnight borrowing basis to assist in managing BankAtlantic's cash flow requirements. These Federal Fund lines are subject to periodic review and may be terminated at any time by the issuer institution.

         Subordinated Debentures -- The Company from time to time has issued, through public offerings, subordinated debentures to pay for acquisitions or for working capital. In some instances, the subordinated debentures are convertible into the Company's Class A Common Stock.

         Guaranteed   preferred   beneficial   interest  in   Company's   Junior
Subordinated Debentures -- In March 1997, the Company formed BBC Capital Trust I
 . BBC Capital Trust I issued common stock and 9 1/2% Cumulative Trust Preferred Securities and invested the proceeds in Junior Subordinated Debentures of the Company. The proceeds from the offering were utilized to contribute capital to BankAtlantic, repurchase shares of common stock and for working capital.

         Branch operating expenses, net of income -- Branch operating expenses, net of income include:

/bullet/      Costs  associated  with the operations of the individual  branches
/bullet/      Fee income  associated  with the  depository  accounts  and branch services
/bullet/      Costs  associated  with the  back-office  support of the deposit operations
/bullet/      Costs associated with the administration of the
              branch operations, and
/bullet/      Deposit insurance expense.

         ATM expenses, net of income -- ATM's include:

/bullet/      ATM income for non-branch operations
/bullet/      Costs associated with ATM rentals,  telephone  lines,  maintenance agreements, armored car delivery services, and other administrative services.

         At December 31, 1998, BankAtlantic leased 746 ATMs; of which 274 ATMs are located in Wal-Mart and Sam's Club locations throughout Florida, Georgia and Alabama; 185 ATMs are located in K-Mart stores and Cumberland Farms convenience stores located in Florida and 28 ATMs are located on cruise ships. The remaining ATMs are at BankAtlantic branch locations and various retail outlets, including gasoline convenience food stores, malls, entertainment complexes and college campuses. See "Legislative Developments" for a discussion of proposed legislation which could prohibit surcharges on ATM transactions.

         Interest rates recently have been at historically low levels but fluctuations in interest rates are not predictable or controllable. BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact of changing interest rates.

         Back office operating expenses, net of income -- Back office operating expenses, (including corporate headquarters) net of income relate to those expenses that do not directly relate to any of the above categories.


DISCONTINUED OPERATIONS

         Mortgage Servicing Business --During the fourth quarter of 1998, Management determined that it would discontinue its MSB and all related assets and liabilities would be disposed of during 1999. BankAtlantic's MSB services loans relating to servicing agreements with various mortgage loan originators and purchased blocks of mortgage servicing rights ("MSR") from mortgage bankers.

         The amount of net revenue earned from MSB was dependent on period of time the loan is outstanding contractual servicing fee, cost to service, realization of late charges, and other fees.

         BankAtlantic periodically sold servicing rights based upon market conditions as well as maintaining predetermined levels set by management.

         The fees received from servicing mortgage loans include:

/bullet/                mortgage servicing fees
/bullet/                return check charges
/bullet/                late charge fees
/bullet/                new loan setup fees


COMPETITION

         As reported by an independent statistical reporting service, BankAtlantic is the second largest financial institution headquartered in the State of Florida based on assets at September 30, 1998, the most recent date utilized by the reporting service.

         BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits and loans are:

/bullet/      the range and quality of financial services offered
/bullet/      the ability to offer  attractive  rates and fees
/bullet/      the  availability  of convenient access to products and services

         There is direct competition for deposits and loans from:

/bullet/                credit unions
/bullet/                commercial banks
/bullet/                other  savings  institutions
/bullet/                money market  mutual funds
/bullet/                mortgage bankers
/bullet/                corporate and government  securities
/bullet/                finance and insurance companies
/bullet/                real estate investment trusts

         Legislative developments relating to interstate branching and the ownership of financial institutions have resulted in consolidation of financial institutions, and also provide larger financial institutions increased access in the marketplace. BankAtlantic expects increased competition in the future.

         RBCO is engaged in investment banking, securities brokerage and asset management which are extremely competitive businesses. Competitors include:

/bullet/      all of the member organizations of the New York Stock Exchange and other registered  securities  exchanges,
/bullet/      all members of the NASD,
/bullet/      commercial banks, thrift institutions, and
/bullet/      financial consultants.

         With respect to RBCO's investment banking and merger-related services, RBCO also competes with many of the larger Wall Street investment banking firms. Many of these organizations have substantially more employees and greater financial resources than RBCO. RBCO also competes for investment funds with:

/bullet/               banks,
/bullet/               insurance companies and
/bullet/               investment companies.

         Discount brokerage firms oriented to the retail market, including electronic brokers, on-line trading firms and firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. RBCO typically has not engaged in extensive advertising programs for this type of business. RBCO believes that the principal competitive factors relating to RBCO's business are the quality of advice and service provided to investors and financial institutions and the competitive pricing of their products.

         The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaging primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of RBCO . Furthermore, many commercial banks offer various securities related activities and investment vehicles. While it is presently not possible to predict the type and extent of competitive services which other financial institutions may offer or the extent to which administrative or legal barriers are repealed or modified, ultimately these developments may lead to the creation of integrated financial services firms that may be able to compete more effectively than RBCO for investment funds by offering a greater range of financial services.

         Fixed minimum commissions for securities transactions were eliminated in 1975. The elimination of fixed minimum commission rates has resulted in substantial commission discounting by broker-dealers competing for institutional and individual brokerage business. RBCO believes its commission structure compares favorably with firms with which it competes. Nevertheless, the anticipated continuation of such discounting and an increase in the number of new and existing firms offering discounts, including companies which provide trading over the internet, could adversely affect RBCO.


EMPLOYEES

          At December 31, 1998, the Company employed 944 full-time and 95 part-time employees (excluding RBCO) which includes approximately 70 full-time employees relating to discontinued operations and 15 full-time employees relating to branch closures. At December 31, 1998, RBCO employed 217 full-time employees. Management believes that its relations with its employees are satisfactory. The Company, including RBCO, currently maintains comprehensive employee benefits programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

         At December 31, 1998, the Company froze the benefits relating to its qualified defined benefit pension plan. All employees were vested based on their years of service. Employees will not receive any further credit for future services, while the plan is frozen. Management is exploring alternative benefit programs, including enhanced 401(k) benefits.BankAtlantic's employees are not represented by any collective bargaining group.


REGULATION AND SUPERVISION

GENERAL

         The following summary describes some of the laws and regulations applicable to the Company, BankAtlantic and RBCO. The applicable statutes and regulations are summarized and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

         The Company is a unitary savings bank holding company and is subject to regulatory oversight by the OTS because it owns all of the outstanding stock of BankAtlantic. The Company is required to register with the OTS and is subject to OTS examination, supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities and Exchange Act due to their publicly held equity and debt securities. BFC Financial Corporation ("BFC") owns 47% of the Company's voting common stock at December 31, 1998 and is also subject to the same oversight by the OTS.

         BankAtlantic is a member of the FHLB system and its deposit accounts are insured up to applicable limits by the FDIC. BankAtlantic is subject to supervision, examination and regulation by the OTS and by the FDIC as the insurer of its deposits. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. BankAtlantic must obtain regulatory approvals prior to entering into certain transactions. The OTS and the FDIC periodically review BankAtlantic's compliance with various regulatory requirements. The regulatory structure also gives regulatory authorities extensive discretion with respect to the classification of non-performing and other assets and the establishment of adequate loan loss reserves for regulatory purposes.


HOLDING COMPANY REGULATIONS

         The Home Owner's Loan Act ("HOLA") prohibits a savings bank holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association (as defined in Section 3 of the Federal Deposit Insurance Act) or any other savings and loan or savings bank holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including:

/bullet/      competitive effects of the transaction;
/bullet/      financial and managerial resources;
/bullet/      future  prospects  of the  holding  company and its bank or thrift subsidiaries following the transaction; and
/bullet/      compliance records of such subsidiaries with the CRA.

         Generally, a savings bank holding company may not acquire more than 5% of the voting shares of any savings association unless by merger, consolidation or purchase of assets, in each case subject to prior OTS approval. Another provision of HOLA permits a savings bank holding company to acquire up to 15% of the voting shares of certain undercapitalized savings associations.

         Federal law allows the Director of the OTS to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

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

         Activities Limitations -- The Company will remain a unitary savings bank holding company under applicable law until it acquires as a separate subsidiary another savings institution. A savings bank holding company whose sole subsidiary qualifies as a qualified thrift lender ("QTL"), described below, generally has the broadest authority to engage in various types of business activities with little to no restrictions on its activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings bank holding companies. In general, a multiple savings bank holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings bank holding company (or a subsidiary thereof), any business activity other than:

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

         In March 1999, a bill was introduced in the Florida legislature which if passed, would prohibit the owner of an ATM from imposing surcharges on transactions at ATMs. If this bill is enacted into law, BankAtlantic's future results of operations would be adversely impacted. Bills similar to this bill have previously been proposed in other jurisdictions, including at the national level.


SAVINGS INSTITUTION REGULATIONS

         Regulatory Capital -- Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. The effect and interrelationship of these regulations is discussed below.

         Savings institutions must meet the OTS specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS regulations varies substantially from capital calculated pursuant to GAAP. At December 31, 1998, BankAtlantic exceeded all applicable regulatory capital requirements. The capital requirements are as follows:

         (a) The leverage limit requires savings institutions to maintain core capital of at least 3% of adjusted total assets. Adjusted total assets are calculated as GAAP total assets, minus intangible assets (except those included in core capital as described below). Core capital consists of common shareholders' equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, less specified intangible assets (including goodwill and MSRs as well as the amount equal to BankAtlantic's equity investment in subsidiaries engaged in activities not permissible to national banks. However, a portion of MSRs may be included in adjusted assets and core capital. Generally, an amount may be included equal to the lower of ;

                (i) 90% of the fair market value of readily marketable MSRs
               (ii) the current  amortized  book value as  determined  under
                    GAAP or
              (iii) 50% of core capital.

         (b) Under the tangible capital requirement, savings institutions must maintain tangible capital in an amount not less than 1.5% of adjusted total assets. Tangible capital is defined in the same manner as core capital. The percentage of MSRs which may be included in tangible capital is equal to the lesser of :

                (a) 100% of the amount of tangible capital that exists before the deduction of any disallowed MSRs or
                (b) the amount of MSRs allowed to be included in core capital.

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

         The U.S. banking agencies (Federal Reserve Board, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation - collectively "the Agencies") have each approved an interagency final rule which incorporates a measure for market risk into their risk-based capital standards. The final rule is based on an amendment to the Basle Capital Accord which requires banks to measure and hold capital in support of their exposure to market risk. Due to the final asset size and trading activity criteria, the rule is expected to apply to a limited number of very large institutions. The most significant modification to the rule is the elimination of the "standardized approach" and introduction of a requirement that all depository institutions and bank holding companies meeting the applicable criteria use their own internal model to measure market risk exposure. The standardized approach, however, has been retained for determining capital charges associated with specific risk in trading accounts to the extent that such risk is not addressed by an institution's internal model. Mandatory compliance with the rule is required beginning January 1, 1998. Back testing must begin one-year after implementation of market risk calculations. BankAtlantic, based on its asset size and current trading activity, is not subject to the above rule.

         Additionally, the OCC, which is the primary regulator for national banks, has adopted a final rule increasing the leverage ratio requirements for all but the most highly rated national banks. Pursuant to FIRREA, the OTS is required to issue capital standards for savings institutions that are no less stringent than those applicable to national banks. Based on the OCC rule, savings institutions would be required to maintain a leverage ratio (defined as the ratio of core capital to adjusted total assets) of between 4% and 5%. If the OCC rule was in effect for OTS regulated financial institutions at December 31, 1998, BankAtlantic would have been in full compliance with the requirement.

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

         Restrictions on Dividends and Other Capital Distributions -- Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. All dividends and capital distributions are subject to regulatory safety and soundness objections. An institution that meets or exceeds all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." Upon prior notice to, and non-objection by the OTS, a Tier 1 association may make capital distributions during a calendar year up to the greater of:

                  (i) 100% of net income for the current calendar year plus 50% of its capital surplus, or
                  (ii) 75% of its net income over the most recent four quarters.

         Any additional capital distributions would require prior regulatory approval.

         A "well capitalized" institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. An institution will be categorized as:
"adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4% or core capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3% or core capital of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. Any savings institution that fails its regulatory capital requirement is subject to enforcement action by the OTS or the FDIC. At December 31, 1998 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

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

         Each FHLB makes loans (advances) to members in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the FHLB. All advances from the FHLB must be fully secured by sufficient collateral as determined by the FHLB of Atlanta. All long-term advances are required to be used to fund residential home financings. The FHLB of Atlanta has established standards of community service that members must meet to maintain access to long-term advances.

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

         Loans to One Borrower -- Generally, a savings institution's total loans and extensions of credit to one borrower or related group of borrowers, outstanding at one time and not fully secured by readily marketable collateral, may not exceed 15% of the institution's unimpaired capital and surplus. Except as set forth below for certain highly rated securities, an institution's investment in commercial paper and corporate debt securities of any one issuer or related entity must be aggregated "loans" for purposes of the immediately preceding sentence. Savings institutions may invest, in addition to the 15% general limitation, up to 10% of unimpaired capital and surplus in commercial paper of one issuer rated by two nationally recognized rating services in the highest category, or in corporate debt securities rated in one of the two highest categories by at least one such service. A savings institution may also lend up to 10% of unimpaired capital and surplus, if the loan is fully secured by readily marketable collateral. Readily marketable collateral is defined to include certain securities and bullion, but generally does not include real estate. At December 31, 1998, BankAtlantic was in compliance with the loans to one borrower limitations.

         Qualified Thrift Lender ("QTL") -- BankAtlantic, like all savings institutions, is required to meet the QTL test for, among other things, future eligibility for advances from the FHLB. The QTL test requires that a savings institution's qualified thrift investments equal or exceed 65% of the savings institution's portfolio assets calculated on a monthly average basis in nine out of every twelve months. For the purposes of the QTL test, portfolio assets are total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets).

         Any savings institution that fails to meet the QTL test must convert to a commercial bank charter or limit its future investments and activities to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a commercial bank charter will be ineligible to receive future advances from the FHLB and, beginning three years after the loss of QTL status, will be required to repay all outstanding advances from the FHLB except for special liquidity advances, and dispose of or discontinue all preexisting investments and activities not permitted for both savings institutions and national banks. If an institution converts to a commercial bank charter, its deposits remain insured by SAIF until the FDIC permits it to transfer to BIF. If any institution that fails the QTL test is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all applicable restrictions on bank holding companies. At December 31, 1998, BankAtlantic was in compliance with current QTL requirements.

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

                  (i) the bank would be authorized to make such extension of credit to borrowers other than its officers
                  (ii) the extension of credit is on terms not more favorable than those afforded to other borrowers
                  (iii) the officer has submitted a detailed  current  financial statement and
                  (iv) the extension of credit is on the condition that it shall become due and payable on demand at any time that the officer is indebted to any other bank or banks on account of extensions of credit in any one of the following three categories, in an aggregate amount greater than the amount of credit of the same category that could be extended to the officer by the institution:
                         (a)   an extension of credit secured by a first lien on
                               a dwelling which is expected to be owned by the officer and used by the officer as his or her residence;
                         (b) an extension of credit to finance the education of the children of the officer; or
                         (c) for  any  other purpose prescribed by the OTS.

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

         Section 23A limits transactions with any one affiliate to 10% of the institution's capital and surplus and limits aggregate affiliate transactions to 20% of such capital and surplus. Sections 23A and 23B provide that a loan transaction with an affiliate generally must be collateralized (other than by a low-quality asset or by securities issued by an affiliate) and that all covered transactions as well as the sale of assets, the payment of money or the providing of services by a savings institution to an affiliate must be on terms and conditions that are substantially the same, or at least as favorable to the savings institution, as those prevailing for comparable non-affiliated transactions. A covered transaction is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate (with some exceptions), the acceptance of securities issued by an affiliate as collateral for a loan or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. The OTS regulations clarify that transactions between either a thrift or a thrift subsidiary and an unaffiliated person that benefit an affiliate are considered covered transactions. A savings institution may make loans to or otherwise extend credit to an affiliate only if the affiliate is engaged solely in activities permissible for bank holding companies. In addition, no savings institution may purchase the securities of any affiliate other than the shares of a subsidiary. The Director of the OTS may further restrict these transactions in the interest of safety and soundness. At December 31, 1998, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

         Liquidity Requirements of the OTS -- The OTS regulations currently require all member savings institutions to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, specified
United States government, state or Federal agency obligations and other corporate debt obligations, certain mortgage related securities and commercial paper) equal to between 4% and 10% of the sum of the average daily balance during the preceding calendar month of net withdrawable accounts maturing in one year or less and short-term borrowings payable in one year or less. Monetary penalties may be imposed by the OTS for failure to meet liquidity requirements. During the year ended December 31, 1998 the liquidity requirement was 4% and BankAtlantic was in compliance with all applicable liquidity requirements.

         The Federal Reserve System ("FRB") -- BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. The FRB has authority to adjust reserve percentages and to impose in specified circumstances emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements which may be imposed by the OTS. In addition, FRB regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and any changes to those policies in writing to customers. BankAtlantic believes that it is in compliance with all such FRB regulations.

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


SECURITIES INDUSTRY REGULATIONS

         The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and, in the case of broker-dealers that are members of a securities exchange, the particular securities exchange. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC.

         Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 1998, RBCO was registered as a broker-dealer in 50 states and the District of Columbia.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

/bullet/       sales methods,
/bullet/       trade  practices  among  broker-dealers,
/bullet/       uses and safekeeping of customers funds and securities,
/bullet/       capital  structure of securities firms,
/bullet/       record-keeping, and
/bullet/       the conduct of directors, officers and employees.

         Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities market, rather than protection of creditors and shareholders of broker-dealers.

         As a broker-dealer, RBCO is required by federal law to belong to the Securities Investor Protection Corp. ("SIPC"). Currently, all members, including RBCO, pay a fixed annual assessment of $150. However, should the SIPC fund fall below a certain minimum amount, as it did in 1983, members are required to pay annual assessments in amounts (based upon adjusted gross revenues) necessary to restore the fund. The first $500,000 of insurance protection is provided by SIPC and the balance to $150.0 million is provided by RBCO's clearing broker under a separate policy issued by a private insurer. There is a limitation of $100,000 on claims for cash balances.

         RBCO is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1.0 million. At December 31, 1998, RBCO's regulatory net capital was approximately $12.1 million, which exceeded minimum net capital rule requirements by $11.1 million.

         RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 1998.


NEW ACCOUNTING STANDARDS AND POLICIES

         Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

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

         The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in the results of operations the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash lows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative as a gain or loss is initially reported as a component of other comprehensive income (outside the results of operations ) and subsequently reclassified into earnings when the forecasted transaction affects the results of operations . The ineffective portion of the gain or loss is reported in the results of operations immediately. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside the results of operations) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the results of operations in the period of change.

         Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of this statement. This statement should not be applied retroactively to financial statements of prior periods. The Company intends to implement FAS 133, as of January 1, 2000 and its potential impact on the Statement of Operations and Statement of Condition is currently under review by management.

         Financial Accounting Standards Board Statement No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This statement shall be effective for the first fiscal quarter beginning after December 15, 1998. The Company implemented this statement on January 1, 1999 and this statement did not have a material impact on the Company's financial condition or results of operations.

         Financial Accounting Standards Board Statement No. 135 "Rescission of FASB Statement No. 75 and Technical Corrections" was issued in February 1999. This statement rescinds certain accounting requirements for pension plans to state and local governmental units and amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The statement is effective for financial statements issued for fiscal years ending after February 15, 1999. This statement will not have a material impact on the Company's financial statements.

                               ITEM 2. PROPERTIES

         The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. BankAtlantic owns five buildings and leases four locations which house its back office operations. At December 31, 1998, the aggregate net book value of premises and equipment, including leasehold improvements and equipment, was $58.1 million. The following table sets forth at December 31, 1998 owned and leased branch offices:

                                        Miami-                     Palm        Wal-Mart        Tampa
                                        Dade        Broward       Beach      SuperStores       Bay
                                         ----        -------       -----      -----------       ---
    Owned full-service branches            2          14             9             0             2
    Leased full-service branches           9          11             4            16             3
                                           -          --             -            --             -
       Total full-service branches        11          25            13            16             5
                                          --          --            --            --             -

        Lease expiration dates        1999-2005     1999-2007    1999-2003     1999-2003     2000-2003

 BankAtlantic also maintains:

/bullets/            three  ground  leases  in  Broward   County   expiring  in
                      1999-2072  and
/bullets/            one  ground  lease  in Palm  Beach  Countyexpiring in 2000.

         BankAtlantic's leased branch offices in Wal-Mart SuperStores are located in the following Florida counties:

                Brevard               Orlando
                Charlotte             Osceola
                Flagler               Sarasota
                Hernando              St. John
                Lee                   St. Lucie
                Manatee               Volusia


         RBCO's office space includes leased facilities in the following cities and states with year of lease expiration:
                                            Lease
              Location                    Expiration
              --------                    ----------
       Livingston, New Jersey                2007
       Shrewsbury, New Jersey                2002
     Bala Cynwyd, Pennsylvania               1999
      West Palm Beach, Florida               1999



                            ITEM 3. LEGAL PROCEEDINGS


     The following is a description of certain lawsuits other than ordinary routine litigation incidental to BankAtlantic's business to which the Company or BankAtlantic is a party:

     Jose Daniel Ruiz Coronado vs. BankAtlantic Bancorp, Inc. in the United States District Court for the Southern District of Florida. Case No. 96-7115-Civ-Gonzalez. This action was filed as a purported class action on September 27, 1996 on behalf of certain account holders of BankAtlantic whose bank accounts were seized by federal authorities. The complaint alleges that the financial privacy rights of the account holders under various federal and state laws were violated. On January 22, 1997, the Court entered an order dismissing the complaint against BankAtlantic. The Court found that BankAtlantic complied with applicable federal statutes. On appeal, the trial court decision was reversed and the action remanded on the grounds that a factual basis must be shown to establish the right to immunity. BankAtlantic filed a motion for summary judgment asserting the same grounds as the motion to dismiss but providing the factual basis for the immunity. On January 27, 1999 the Court granted BankAtlantic's motion for summary judgment and on January 31, 1999 Plaintiff filed a motion for relief from such order. BankAtlantic has responded to Plaintiff's motion, objecting in part and recommending an alternative procedure from that requested by Plaintiff. On March 10, 1999, the Court denied Plaintiff's motion for determination that the action is maintainable as a class action. The Court also granted Plaintiff's motion for relief on BankAtlantic's motion for summary judgment. Accordingly, the January 27, 1999 Court Order granting BankAtlantic's motion for summary judgment was vacated. Plaintiff' was directed to respond to BankAtlantic's motion for summary judgment within 30 days of March 10, 1999.

     In Re Sterling Resources - Two actions were filed in New Jersey. One of the actions was brought on behalf of the State of New Jersey and was resolved in 1995. The other action, entitled - Frances Scott, on behalf of herself and all other similarly situated against Mayflower Home Improvement Corp., EquiCredit Corporation of America, Bernard Perry, Gino Ciuffetelli, Hyman Beyer, Jeffrey Beyer, Bruce Beyer, MNC Credit Corp., Shawmut Bank, First Tennessee Bank, CIT Group/Credit Finance, Inc., Security Pacific Financial Services, Inc., Jerome Goldman, BankAtlantic, FSB., Michael Bisceglia and Gerald Annabel, was filed in the Superior Court of New Jersey, Law Division-Passaic County-Docket No:
PAS-L-2628-95, Honorable Frank M. Donato, J.S.C. and was commenced immediately after the resolution of the State of New Jersey action. This action purported to be a class action on behalf of the named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, recision of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew their summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The Plaintiffs have appealed the order to the Appellate Division, which decline to hear the interlocutory appeal. Plaintiffs appealed that decision to the New Jersey Supreme Court, which reversed the Appellate Division's decision refusing to consider the appeal and ordered the Appellate Division to render a decision with respect to the merits of Plaintiff's class certification motion.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock is quoted on the New York Stock Exchange under the symbol "BBX" and the Company's Class B common stock is quoted on the Nasdaq National Market under the symbol "BANC". On February 26,1999 there were approximately 1,220 record holders of the Class A common stock and 25,802,978 shares issued and outstanding and 605 record holders of the Class B common stock and 10,359,994 shares issued and outstanding.

     The following table sets forth, for the periods indicated, the high and low closing sale prices of the Class A common stock and the Class B common stock:

                                         Class A Common        Class B Common
                                           Stock Price          Stock Price
                                       -------------------   -----------------
                                         High       Low       High       Low
--------------------------------------------------------------------------------
For the Year ended December 31, 1998  $14 3/4   $  5        $ 15 1/2  $  6 1/4
 Fourth Quarter ....................    8          5           9 7/8     6 1/4
 Third Quarter .....................   12 1/16     7          13         8 1/2
 Second Quarter ....................   14 3/8     11 3/16     15 1/2    12 1/4
 First Quarter .....................   14 3/4     11 35/64    15 3/8    11 13/32
--------------------------------------------------------------------------------
For the Year ended December 31, 1997   13 1/16     6 9/16     13 3/8     6 5/8
 Fourth Quarter ....................   13 1/16    10 1/2      13 3/8    10 11/16
 Third Quarter .....................   12 13/16    9 1/16     12 3/16    9 9/16
 Second Quarter ....................    9          7 5/16      9 1/4     7 3/4
 First Quarter .....................    8 7/16     6 9/16      8 3/4     6 5/8

     On December 31, 1998, the last sale price of the Class A common stock as reported by the New York Stock Exchange was $6.44 per share, and the last sale price of the Class B common stock as reported by the Nasdaq National Market was $7.13 per share.

     On July 3, 1996, the Company consummated a public offering of $57.5 million aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible into shares of Class A common stock at an exercise price of $6.55 per share.

     The Company's 6 3/4% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCG". On December 31, 1998 $51.2 million aggregate principal amount of the 6 3/4% Debentures were outstanding. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 6 3/4% Debentures.

                                            High       Low
  ----------------------------------------------------------------
  For the Year Ended December 31, 1998    $ 215      $ 96
   Fourth Quarter ....................      117        96
   Third Quarter .....................      178       117
   Second Quarter ....................      208       176 1/2
   First Quarter .....................      215       182
  ---------------------------------------------------------------
  For the Year Ended December 31, 1997    $ 199      $109 3/4
   Fourth Quarter ....................      196       164
   Third Quarter .....................      199       142
   Second Quarter ....................      143 1/4   121
   First Quarter .....................      131       109 3/4

     On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007, ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A common stock at an exercise price of $12.94 per share. The Company's 5 5/8% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCH". On December 31, 1998 there was $100.0 million aggregate principal amount of 5 5/8% Debentures issued and outstanding. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 5 5/8% Debentures.

                                          High         Low
--------------------------------------------------------------
For the Year Ended December 31, 1998   $122 3/16     $  71 1/2
 Fourth Quarter ....................     89 1/2         71 1/2
 Third Quarter .....................    109             91 1/2
 Second Quarter ....................    121 1/4        107 3/4
 First Quarter .....................    122 3/16       107 1/4
 -------------------------------------------------------------
For the Year Ended December 31, 1997   $108          $ 100 1/4
 Fourth Quarter ....................    108            100 1/4



     See Regulation and Supervision "Restrictions on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain limitations on the payment of dividends by BankAtlantic. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which in turn is subject to OTS regulations and is based upon BankAtlantic's regulatory capital levels and net income.

                                     Cash Dividends Per  Cash Dividends Per
                                      Share of Class B    Share of Class A
                                        Common Stock        Common Stock
----------------------------------------------------------------------------
Fiscal Year Ended December 31, 1998      $     0.0980       $    0.1078
  Fourth Quarter ..................      $     0.0250       $    0.0275
  Third Quarter ...................      $     0.0250       $    0.0275
  Second Quarter ..................      $     0.0240       $    0.0264
  First Quarter ...................      $     0.0240       $    0.0264
----------------------------------------------------------------------------
Fiscal Year Ended December 31, 1997      $     0.0852       $    0.0942
  Fourth Quarter ..................      $     0.0240       $    0.0264
  Third Quarter ...................      $     0.0240       $    0.0264
  Second Quarter ..................      $     0.0186       $    0.0207
  First Quarter ...................      $     0.0186       $    0.0207
----------------------------------------------------------------------------
Fiscal Year Ended December 31, 1996      $     0.07         $    0.0828
  Fourth Quarter ..................      $     0.01         $    0.0207
  Third Quarter ...................      $     0.01         $    0.0207
  Second Quarter ..................      $     0.01         $    0.0207
  First Quarter ...................      $     0.01         $    0.0207



 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The Selected Consolidated Financial Data presented below has been derived from the audited Consolidated Financial Statements of the Company and are qualified in their entirety by reference to the more detailed Consolidated Financial Statements and Independent Auditors Reports, included elsewhere within.

                                                                                     AT DECEMBER 31,
                                                          ----------------------------------------------------------------------
                                                             1998           1997           1996          1995           1994
                                                          ----------     ----------     ----------     ----------     ----------
                                                                                      (IN THOUSANDS)
STATEMENT OF FINANCIAL CONDITION:
Total assets ........................................     $3,788,975     $3,064,480     $2,605,527     $1,750,689     $1,539,653
Loans receivable-net (1).............................      2,635,369      2,072,825      1,824,856        828,630        546,396
Mortgage-backed securities held to maturity .........              0              0              0              0        573,913
Securities available for sale .......................        597,520        607,490        439,345        691,803         53,969
Investment and trading securities, net (2)...........         81,816         60,280         54,511         49,856        211,776
Mortgage servicing rights ...........................         44,315         38,789         25,002         20,738         20,584
Cost over fair value of net assets acquired
  and other intangibles .............................         55,493         26,327         29,008         11,521              0
Deposits ............................................      1,925,772      1,763,733      1,832,780      1,300,377      1,085,782
Subordinated debentures, notes and bonds payable ....        177,114        179,600         78,500         21,001              0
Guaranteed preferred beneficial interest in Company's
  Junior Subordinated Debentures ....................         74,750         74,750              0              0              0
Advances from FHLB, federal funds purchased and
  securities sold under agreements to repurchase ....      1,225,165        758,923        486,288        269,222        311,879
Total stockholders' equity ..........................        240,440        207,171        147,704        120,561        105,520

(1) Includes $9.7 million and $160.1 million of banker's acceptances in 1998 and 1997.
(2) Excludes FHLB stock. Includes interest-bearing deposits in other banks, securities purchased under agreements to resell and trading securities of $30.0 million, $5.1 million and $9.1 million in 1998, 1997 and 1994, respectively. At December 31, 1998, trading securities of $30.0 million related to RBCO operations.

                SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                        1998        1997        1996          1995            1994
                                                         ---------    ---------   ---------    ---------       ---------
OPERATING RESULTS
Total interest income ................................   $ 254,138    $ 210,554   $ 152,631    $ 130,077       $  98,549
Total interest expense ...............................     151,853      116,024      76,365       66,156          41,994
                                                         ---------    ---------   ---------    ---------       ---------
Net interest income ..................................     102,285       94,530      76,266       63,921          56,555
Provision for loan losses ............................      21,788       11,268       5,844        4,182           2,299
                                                         ---------    ---------   ---------    ---------       ---------
Net interest income after provision for loan losses ..      80,497       83,262      70,422       59,739          54,256
                                                         ---------    ---------   ---------    ---------       ---------
NON-INTEREST INCOME:
Loan late fees and other loan income .................       4,299        2,293       1,590        1,042             857
Gains on sales of loans held for sale ................       4,104        6,820         534          395             773
Gains on sales of real estate held for sale ..........       6,055          470           0            0               0
Gains on sales of securities available for sale, net .         309        2,367       5,959            0               0
Trading securities gains (losses) ....................         898        2,463           0          589            (558)
Gain (losses) on sales of property and equipment, net          (11)         852       3,061           18             272
Principal transactions ...............................       4,417            0           0            0               0
Investment banking ...................................       8,345            0           0            0               0
Commissions ..........................................       4,132          103          21            0               0
Other ................................................      24,332       17,998      15,653       11,930           9,339
                                                         ---------    ---------   ---------    ---------       ---------
Total non-interest income ............................      56,880       33,366      26,818       13,974          10,683
                                                         ---------    ---------   ---------    ---------       ---------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding RBCO and
  real estate operations .............................      45,063       37,666      30,893       24,145          20,813
Employee compensation/benefits for RBCO and real
  estate operations ..................................      12,443          144           0            0               0
Occupancy and equipment ..............................      21,444       17,693      12,823       10,243           7,783
SAIF special assessment ..............................           0            0       7,160            0               0
Federal insurance premium ............................       1,042        1,084       2,495        2,750           2,673
Advertising and promotion ............................       5,749        2,203       2,061        2,142           1,492
Foreclosed asset activity, net .......................         754           82        (725)      (3,178)         (2,290)
Pension curtailment gain, net ........................      (3,128)           0           0            0               0
Restructuring charges and write-downs ................       2,565            0           0            0               0
Other excluding RBCO and real estate operations ......      26,952       18,595      13,514       12,683           9,235
Other for RBCO and real estate operations ............       7,781          255           0            0               0
                                                         ---------    ---------   ---------    ---------       ---------
Total non-interest expense ...........................     120,665       77,722      68,221       48,785          39,706
                                                         ---------    ---------   ---------    ---------       ---------
Income before income taxes and discontinued operations      16,712       38,906      29,019       24,928          25,233
Provision for income taxes ...........................       6,526       15,248      11,380        8,664           9,174
                                                         ---------    ---------   ---------    ---------       ---------
    INCOME FROM CONTINUING OPERATIONS ................      10,186       23,658      17,639       16,264          16,059
Income (loss) from operations of mortgage servicing
  business ...........................................     (18,220)       4,111       1,372        2,155             776
                                                         ---------    ---------   ---------    ---------       ---------
Net income (loss) ....................................      (8,034)      27,769      19,011       18,419          16,835
                                                         ---------    ---------   ---------    ---------       ---------
Total dividends on non-cumulative preferred stock ....           0            0           0        2,030(1)          880
                                                         ---------    ---------   ---------    ---------       ---------
Net income (loss) available for common shares ........   $  (8,034)   $  27,769   $  19,011    $  16,389       $  15,955
                                                         =========    =========   =========    =========       =========

                SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

                                                                 1998          1997          1996            1995            1994
                                                              -----------   -----------   -----------    -----------     -----------
CLASS A COMMON SHARES
Basic earnings per share from continuing operations...        $      0.30   $      0.84   $      0.59    $       N/A     $       N/A
Basic earnings (loss) per share from
  discontinued operations.............................              (0.54)         0.14          0.05            N/A             N/A
                                                              -----------   -----------   -----------    -----------     -----------
Basic earnings (loss) per share.......................        $     (0.24)  $      0.98   $      0.64    $       N/A     $       N/A
                                                              ===========   ===========   ===========    ===========     ===========

Diluted earnings per share from continuing operations.        $      0.29   $      0.67   $      0.54    $       N/A     $       N/A
Diluted earnings (loss) per share from discontinued
  operations..........................................              (0.51)         0.11          0.04            N/A             N/A
                                                              -----------   -----------   -----------    -----------     -----------
Diluted earnings (loss) per share.....................        $     (0.22)  $      0.78   $      0.58    $       N/A     $       N/A
                                                              ===========   ===========   ===========    ===========     ===========

Basic weighted average number of common shares
  outstanding ........................................         24,161,923    18,029,784    17,616,000            N/A             N/A
                                                              ===========   ===========   ===========    ===========     ===========
Diluted weighted average number of common and common
  equivalent shares outstanding.......................         24,792,545    27,893,534    21,968,058            N/A             N/A
                                                              ===========   ===========   ===========    ===========     ===========
Actual common shares outstanding at period end .......         26,799,368    21,509,159    18,128,782            N/A             N/A
                                                              ===========   ===========   ===========    ===========     ===========

CLASS B COMMON SHARES
Basic earnings per share from continuing operations ..        $      0.27   $      0.81   $      0.68    $      0.56     $      0.61
Basic earnings (loss) per share from
  discontinued operations.............................              (0.49)         0.13          0.04           0.08            0.03
                                                              -----------   -----------   -----------    -----------     -----------
Basic earnings (loss) per share ......................        $     (0.22)  $      0.94   $      0.72    $      0.64(1)  $      0.64
                                                              ===========   ===========   ===========    ===========     ===========

Diluted earnings per share from continuing operations.        $      0.26   $      0.67   $      0.62    $      0.54     $      0.59
Diluted earnings (loss) per share from discontinued
  operations..........................................              (0.48)         0.10          0.04           0.08            0.03
                                                              -----------   -----------   -----------    -----------     -----------
Diluted earnings (loss) per share ....................        $     (0.22)  $      0.77   $      0.66    $      0.62(1)  $      0.62
                                                              ===========   ===========   ===========    ===========     ===========

Basic weighted average number of common shares
  outstanding ........................................         10,483,522    10,649,135    10,589,000     25,411,604      24,747,116
                                                              ===========   ===========   ===========    ===========     ===========
Diluted weighted average number of common and common
  equivalent shares outstanding ......................         11,383,033    11,765,385    11,576,500     26,441,902      25,610,718
                                                              ===========   ===========   ===========    ===========     ===========
Actual common shares outstanding at period end........         10,356,431    10,690,231    10,542,116     25,861,814      24,798,811
                                                              ===========   ===========   ===========    ===========     ===========

Book value per common share (all classes)                     $      6.47   $      6.43   $      5.15    $      4.66     $      3.92
                                                              ===========   ===========   ===========    ===========     ===========
Tangible book value per common share (all classes)            $      4.98   $      5.62   $      4.14    $      4.22     $      3.92
                                                              ===========   ===========   ===========    ===========     ===========

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                           1998           1997           1996           1995           1994
                                                        ---------      ---------      ---------      ---------      ---------
OTHER FINANCIAL AND STATISTICAL DATA
 PERFORMANCE RATIOS:
Return on average assets(2)(8) ...................          0.28%          0.86%          0.88%          0.94%          1.12%
Return on average equity(2)(8) ...................          4.39          14.85          13.07          14.16          16.28
Cash dividend payout ratio(3)(8)..................         37.35          11.03          12.24          12.22          10.38
Average equity to average assets..................          6.48           5.77           6.70           6.66           6.86
Average yield on loans, mortgage-backed
  securities, tax certificates and
  investment securities...........................          7.83           8.29           8.23           8.16           7.45
Average cost of deposits and borrowings(8)........          5.00           4.88           4.46           4.59           3.48
Net interest spread -- during period(4)(8)........          2.83           3.41           3.77           3.57           3.97
Interest rate margin -- during period(4)(8).......          3.12           3.72           4.12           4.01           4.28
Efficiency ratio(5)(8)............................         75.81          60.77          66.12          62.63          59.05
OTHER FINANCIAL DATA:
Cash dividends per common share Class A(7)........      $ 0.1078       $  0.094       $  0.082       $    N/A       $    N/A
Cash dividends per common share Class B...........      $ 0.0980       $  0.085       $  0.073       $  0.068       $  0.064
ASSET QUALITY RATIOS:
Non-performing assets as a percent of total
  loans, tax certificates and real estate owned...          1.27%          1.36%          1.26%          2.37%          3.66%
Net charge-offs as a percent of average loans.....          0.51           0.44           0.47           0.45           0.59
Loan loss allowance as a percent of total
  loans including banker's acceptances............          1.42           1.35           1.39           2.24           2.89
Loan loss allowance as a percent of
  non-performing loans............................        142.95         156.18         167.37         149.49         134.87
Non-performing loans as a percent of
  total loans.....................................          0.99           0.87           0.83           1.50           2.14
Non-performing assets as a percent of
  total assets....................................          0.92           0.96           0.93           1.23           1.51
RATIO OF EARNINGS TO FIXED CHARGES:(6)(8)
Including interest on deposits....................          1.11           1.33           1.37           1.37           1.59
Excluding interest on deposits....................          1.19           1.80           2.26           2.22           3.33
NUMBER OF:
Offices (all full-service)........................            70             65             56             43             32
Branches with ATMs................................            70             65             56             43             29
Non-Branch ATMs...................................           676            184            164            154            153
Deposit accounts..................................       223,792        229,272        218,061        120,067        110,002
Loans ............................................        48,483         39,427         37,707         23,172         15,319

(1) Includes $677,000 of regular dividends and $1.4 million which relates to the redemption of the preferred stock. The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The October 1995 preferred stock redemption for the year ended December 31, 1995 resulted in a $0.05 reduction of basic and diluted earnings per share.

(2) ROA and ROE excluding the $7.2 million SAIF one-time special assessment would have been 1.09% and 16.33%, respectively, for the year ended December 31, 1996.

(3) Cash dividends declared on common shares divided by net income available for common shares. The cash dividend payout ratio for the year ended December 31, 1995 excluding the October 1995 preferred stock redemption was 11.16%.

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

(5) The efficiency ratio is operating expenses (non-interest expenses) as a percent of net interest income plus non-interest income. Excluding the $7.2 million SAIF one-time special assessment, this ratio for the year ended December 31, 1996 would have been 62.79%.

(6) Represents earnings before fixed charges, income taxes, and extraordinary items and non-cumulative preferred stock dividends and redemption. Fixed charges include interest expense (inclusive or exclusive of interest on deposits as indicated).

(7) Prior to 1996 there were no Class A common shares outstanding. All shares outstanding in 1995 were Class B common shares.

(8) Restated for continuing operations.








   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

General

     The Company is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic and RBCO. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's recent activities include the acquisition of RBCO on June 30, 1998 and the acquisition of LTI on March 20, 1998. LTI originates equipment and vehicle leases generally for amounts up to $400,000 . LTI is now operated as a wholly owned subsidiary of BankAtlantic. During the latter part of 1997, BankAtlantic, utilizing capital contributed by the Company, acquired SLWHC and subsidiaries, a developer of the master planned community of St. Lucie West located in St. Lucie County, Florida. BDC has also invested in six real estate joint ventures. Five of these joint ventures are in various stages of development.

     The Company requires funds to pay certain operating expenses, payments required for the 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities"), interest on the 5 5/8%, 6 3/4% and 9% Debentures and regular quarterly cash dividend payments to its common shareholders, subject to regulatory restrictions. It is anticipated that funds for payment of these items, which currently aggregate approximately $22.0 million, will be provided by dividends received from BankAtlantic.

Results of Operations

(In thousands, except per share data)                                 For the Years Ended December 31,
                                                                  ----------------------------------------
                                                                     1998           1997           1996
                                                                  ----------     ----------     ----------
Income from continuing operations ............................   $    10,186    $    23,658    $    17,639
Income (loss) from discontinued operations net of taxes ......       (18,220)         4,111          1,372
                                                                  ----------     ----------     ----------
Net income (loss) ............................................   $    (8,034)   $    27,769    $    19,011
                                                                  ==========     ==========     ==========
CLASS A COMMON SHARES
Basic earnings  per share from continuing operations .........   $      0.30    $      0.84    $      0.59
Basic earnings (loss) per share from discontinued operations .         (0.54)          0.14           0.05
                                                                  ----------     ----------     ----------
Basic earnings (loss) per share ..............................   $     (0.24)   $      0.98    $      0.64
                                                                  ==========     ==========     ==========

Diluted earnings  per share from continuing operations .......   $      0.29    $      0.67    $      0.54
Diluted earnings (loss) per share from discontinued operations         (0.51)          0.11           0.04
                                                                  ----------     ----------     ----------
Diluted earnings (loss) per share ............................   $     (0.22)   $      0.78    $      0.58
                                                                  ==========     ==========     ==========


Basic weighted average number of common shares outstanding ...    24,161,923     18,029,784     17,616,000
                                                                  ==========     ==========     ==========
Diluted weighted average number of common and common
 equivalent shares outstanding ...............................    24,792,545     27,893,534     21,968,058
                                                                  ==========     ==========     ==========


CLASS B COMMON SHARES
Basic earnings  per share from continuing operations .........   $      0.27    $      0.81    $      0.68
Basic earnings (loss) per share from discontinued operations .         (0.49)          0.13           0.04
                                                                  ----------     ----------     ----------
Basic earnings (loss) per share ..............................   $     (0.22    $      0.94    $      0.72
                                                                  ==========     ==========     ==========

Diluted earnings  per share from continuing operations .......   $      0.26    $      0.67    $      0.62
Diluted earnings (loss) per share from discontinued operations         (0.48)          0.10           0.04
                                                                  ----------     ----------     ----------
Diluted earnings (loss) per share ............................   $     (0.22)   $      0.77    $      0.66
                                                                  ==========     ==========     ==========

Basic weighted average number of common equivalent shares
  outstanding ................................................    10,483,522     10,649,135     10,589,000
                                                                  ==========     ==========     ==========
Diluted weighted average number of common and common
  equivalent shares outstanding ..............................    11,383,033     11,765,385     11,576,500
                                                                  ==========     ==========     ==========


     Continuing Operations --Income from continuing operations decreased by 57% during the year ended December 31, 1998 compared to the same period during 1997 whereas income from continuing operations increased by 34% during the year ended December 31, 1997 compared to the same period during 1996. The primary reasons for the decline in income from continuing operations during 1998 compared to 1997 was:

     1) a significant increase in the provision for loan losses resulting from recent delinquency trends in the consumer indirect and small business loan portfolios and growth in small business loans,

     2) an increase in employee compensation and benefits (excluding RBCO and real estate operations) reflecting the hiring of more than 100 new officers and employees to expand BankAtlantic's product lines and improve customer service on existing product lines,

     3) higher occupancy expenses due to the opening of 10 branches and the expansion of BankAtlantic's ATM network ,

     4)   increased    advertising   and   promotion   expenses   to   introduce
          BankAtlantic's new corporate logo and to promote new product lines,

     5) increased expenses associated with the higher administrative costs of managing a larger branch and ATM network , and

     6)   restructuring charges and write-downs.

     The above items were partially offset by an increase in net interest income relating to the larger loan portfolio, income from real estate operations and a net pension curtailment gain.

     Included in the Company's statement of operations for the year ended December 31, 1998 was a $3.1 million net pension curtailment gain and a $2.6 million restructuring charge. The pension curtailment gain net resulted from the freezing of benefits relating to the Company's defined benefit pension plan and the termination of employees at the end of 1998. The restructuring charges relating to continuing operations was for:

          1) severance and benefits relating to 115 full time employees that were terminated,

          2)   write-down of assets associated with facility closures, and

          3)   liabilities  established for lease contracts on closed branches.

     Included in the restructuring was the elimination of indirect consumer loan originations, the closing and merging of branches and the consolidation of mortgage banking operations in the Tampa Bay market into a centralized processing operation.

     The primary reasons for the increase in income from continuing operations during 1997 compared to 1996 was:

          1) an increase in net interest income resulting from the purchase of wholesale residential loans and the October 1996 acquisition of BNA,
          2) increased noninterest income from trading securities gains, gains on sales of loans held for sale, and gains on sales of securities available for sale, and
          3) higher fee income from loans, deposits, and ATM customers due to an expanded branch and ATM network and a larger loan portfolio.

     Discontinued Operations -- Historically, the MSB has been a positive source of income for the Company by generating net fee income and by providing a substantial interest free source of funds from escrow balances, as well as periodic gains from servicing portfolio sales. The rapidly changing interest rate environment during 1998, coupled with competition and technological advances, produced a refinancing climate that had not been experienced in recent years and, as a result, caused significant volatility. The effect of significant prepayments of loans underlying MSRs and an increase in the anticipated rate of future prepayments resulted in the establishment at September 30, 1998 of a $15 million valuation allowance for impairment of MSRs. No such allowance was required at the prior quarter end when anticipated prepayments were more comparable to recent historical rates. The Company determined in December 1998 to discontinue the MSB. Included in the loss from discontinued operations during the year ended December 31, 1998 was a $6.1 million provision for the disposal of the MSB (net of income taxes). The remaining loss from discontinued operations during 1998 primarily resulted from rapidly declining interest rates during 1998 causing prepayments and declines in the value of the MSR asset.

     The increase in income from discontinued operations during the year ended December 31, 1997 compared to the 1996 period resulted from higher gains on the sale of MSRs.

NET-INTEREST INCOME

     The following table summarizes net interest income before capitalized interest expense:

                                                YIELDS EARNED AND RATES PAID (D)

                                                       For the Years Ended
                                     ---------------------------------------------------------------
                                            December 31, 1998                December 31, 1997
                                     -----------------------------     ----------------------------
(Dollars in thousands)                 Average    Revenue/   Yield/    Average     Revenue/   Yield/
                                       Balance    Expense     Rate     Balance     Expense     Rate
                                     ---------   ---------   -----    ---------   ---------   -----
INTEREST EARNING ASSETS
LOANS: (A)
 Residential real estate .......... $   164,562  $   13,458    8.18%  $  397,240  $   32,177    8.10%
 Purchased residential real estate    1,313,309      92,720    7.06      589,888      45,440    7.70
 Commercial real estate ...........     557,247      52,982    9.51      544,264      53,943    9.91
 Consumer .........................     325,736      31,678    9.73      338,568      32,751    9.67
 International ....................      39,258       2,577    6.57          177          14    7.91
 Lease financing ..................      14,299       2,365   16.54            0           0    0.00
 Commercial business ..............     125,860      12,314    9.78       69,923       6,887    9.84
                                      ---------   ---------   -----    ---------   ---------   -----
Total loans .......................   2,540,271     208,094    8.19    1,940,060     171,212    8.83
                                      ---------   ---------   -----    ---------   ---------   -----
Banker's acceptances ..............      16,790       1,062    6.33        7,966         473    5.94
                                      ---------   ---------   -----    ---------   ---------   -----
Securities available for sale(B)        583,753      34,924    5.98      506,568      31,177    6.15
                                      ---------   ---------   -----    ---------   ---------   -----
Investment securities (C) .........     102,726       9,909    9.65       83,898       7,604    9.06
Federal funds sold ................       2,688         149    5.54        1,401          88    6.28
                                      ---------   ---------   -----    ---------   ---------   -----
Total investment securities .......     105,414      10,058    9.54       85,299       7,692    9.02
                                      ---------   ---------   -----    ---------   ---------   -----
Total interest earning assets......   3,246,228     254,138    7.83%   2,539,893     210,554    8.29%
                                      ---------   ---------   -----    ---------   ---------   -----
NON-INTEREST EARNING ASSETS
Total non-interest earning assets..     339,241                          219,359
                                      ---------                        ---------
Total assets ......................  $3,585,469                       $2,759,252
                                      =========                        =========
Deposits:
 Savings .........................   $  234,198  $    7,018    3.00%  $  220,821 $     6,617    3.00%
 NOW, money funds and checking          551,344      14,038    2.55      534,428      13,970    2.61
 Certificate accounts ............      845,918      45,658    5.40      875,625      47,644    5.44
                                      ---------   ---------   -----    ---------   ---------   -----
Total interest bearing deposits ..    1,631,460      66,714    4.09    1,630,874      68,231    4.18
Securities sold under agreements
 to repurchase and fed funds
 purchased........................      270,277      13,767    5.09      169,477       8,906    5.25

Advances from FHLB ...............      901,324      52,763    5.85      441,610      27,345    6.19
Subordinated debentures ..........      178,209      12,446    6.98       86,811       6,744    7.77
 interest in Company's Junior
 Subordinated Debentures .........       74,750       7,197    9.63       50,041       4,798    9.59
                                      ---------   ---------   -----    ---------   ---------   -----
Total interest bearing liabilities    3,056,020     152,887(E) 5.00    2,378,813     116,024    4.88
                                      ---------   ---------   -----    ---------   ---------   -----
Demand deposit and escrow accounts      233,099                          186,814
 Other liabilities ...............       64,143                           34,345
                                      ---------                        ---------
 Total non-interest bearing
  liabilities.....................      297,242                          221,159
                                      ---------                        ---------
Stockholders' equity .............      232,207                          159,280
                                      ---------                        ---------
Total liabilities and stockholders'
 equity ..........................   $3,585,469                       $2,759,252
                                      =========                        =========
Net interest income/net interest
 spread (E) ......................               $  101,251    2.83%              $   94,530    3.41%
                                                  =========   =====                =========   =====
Interest income/interest earning
  assets .........................                             7.83%                            8.29%
Interest expense/interest earning
 assets ..........................                             4.71                             4.57
                                                              -----                            -----
Net interest margin ..............                             3.12%                            3.72%
                                                              =====                            =====

                                             For the Years Ended
                                     -----------------------------
                                             December 31, 1996
                                     ----------------------------
(Dollars in thousands)                 Average    Revenue/   Yield/
                                       Balance    Expense     Rate
                                     ---------   ---------   -----
INTEREST EARNING ASSETS
LOANS: (A)
Residential real estate .......... $   279,520  $  23,142     8.28%
 Purchased residential real estate     147,452     10,435     7.08
 Commercial real estate ...........    442,204     43,700     9.88
 Consumer .........................    242,876     24,285    10.00
 International ....................          0          0     0.00
 Lease financing ..................          0          0     0.00
 Commercial business ..............     65,273      6,360     9.74
                                     ---------   ---------   -----
Total loans .......................  1,177,325    107,922     9.17
                                     ---------   ---------   -----
Banker's acceptances ..............        329         22     6.69
                                     ---------   ---------   -----
Securities available for sale(B)       605,766     38,159     6.30
                                     ---------   ---------   -----
Investment securities (C) .........     68,996      6,419     9.30
Federal funds sold ................      2,670        109     4.08
                                     ---------   ---------   -----
Total investment securities .......     71,666      6,528     9.11
                                     ---------   ---------   -----
Total interest earning assets......  1,855,086    152,631     8.23%
                                     ---------   --------     ----
NON-INTEREST EARNING ASSETS
Total non-interest earning assets..    160,588
                                     ---------
Total assets ...................... $2,015,674
                                     =========
INTEREST BEARING LIABILITIES
Deposits:
 Savings .........................  $  118,306  $   2,150     1.81%
 NOW, money funds and checking         478,127     11,772     2.46
 Certificate accounts ............     738,254     40,724     5.50
                                     ---------   --------     ----
Total interest bearing deposits...   1,334,687     54,646     4.09
                                     ---------   --------     ----
Securities sold under agreements
 to repurchase and fed funds
 purchased........................     174,787      8,480     4.85
Advances from FHLB ...............     152,138      9,221     6.04
Subordinated debentures ..........      49,750      4,018     8.05
Guaranteed preferred beneficial
 interest in Company's Junior
 Subordinated Debentures .........           0          0     0.00
                                     ---------   --------     ----
Total interest bearing liabilities   1,711,362     76,365     4.46
                                     ---------   --------     ----
NON-INTEREST BEARING LIABILITIES
Demand deposit and escrow accounts     153,928
 Other liabilities ...............      15,396
                                      --------
 Total non-interest bearing
  liabilities.....................     169,324
                                      ---------
Stockholders' equity .............     134,988
                                      ---------
Total liabilities and stockholders'
 equity ..........................   $2,015,674
                                      =========
Net interest income/net interest
 spread (E) ......................              $ 76,266      3.77%
                                                 =======      ====
MARGIN
Interest income/interest earning
  assets .........................                            8.23%
Interest expense/interest earning
 assets ..........................                            4.11
                                                              -----
Net interest margin ..............                            4.12%
                                                              =====

(A)  Includes non-accruing loans.
(B)  Average balances were based on amortized cost.
(C)  Includes   securities   purchased  under  agreements to resell,   tax
     certificates  and  interest-bearing  deposits and trading securities.
(D) Applicable amounts and rates have been adjusted for discontinued operations.
(E) Does not reflect reduction due to capitalized interest on investments in and advances to real estate joint ventures.

     The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)

                                                            Year Ended                               Year Ended
                                                        December 31, 1998                        December 31, 1997
                                                      Compared to Year Ended                   Compared to Year Ended
                                                      December 31, 1997 (C)                      December 31, 1996
                                                      ---------------------                      -----------------
                                               Volume (A)    Rate        Total    Volume (A)      Rate        Total
                                               ----------   -------     --------  ----------     -------    --------
Increase (decrease) due to:
---------------------------
Loans ...................................... $  49,298     $(12,416)   $  36,882   $  67,351    $ (4,061)  $  63,290
Banker's acceptances .......................       558           31          589         453          (2)        451
Securities available for sale ..............     4,608         (861)       3,747      (6,101)       (881)     (6,982)
Investment securities (B) ..................     1,810          495        2,305       1,348        (163)      1,185
Federal funds sold .........................        71          (10)          61         (80)         59         (21)
                                               -------      --------    --------    --------     -------     -------
Total earning assets .......................    56,345      (12,761)      43,584      62,971      (5,048)     57,923
                                               -------      -------     --------    --------     -------     -------
Deposits:
  Savings ..................................       401            0          401       3,063       1,404       4,467
  NOW, money funds, and checking ...........       389         (321)          68       1,481         717       2,198
  Certificate accounts .....................    (1,636)        (350)      (1,986)      7,355        (435)      6,920
                                                ------      -------       ------     -------      ------      ------
Total deposits .............................      (846)        (671)      (1,517)     11,899       1,686      13,585
                                                ------      -------       ------     -------      ------      ------
Securities sold under agreements to repurchase   5,132         (271)       4,861       (273)         699         426
Advances from FHLB .........................    26,919       (1,501)      25,418      17,893         231      18,124
Subordinated debentures.....................     6,388         (686)       5,702       2,866        (140)      2,726
Guaranteed preferred beneficial interest in
 Company's Junior Subordinated Debentures...     2,379           20        2,399       4,798           0       4,798
                                                ------      -------      -------     -------      ------     -------
                                                40,818       (2,438)      38,380      25,284         790      26,074
Total interest bearing liabilities .........    39,972       (3,109)      36,863      37,183       2,476      39,659
                                                ------      -------      -------     -------      ------     -------
Change in net interest income .............. $  16,373 $     (9,652)   $   6,721   $  25,788    $ (7,524)  $  18,264
                                              ========      =======     ========    ========     =======    ========

(A)  Changes  attributable  to rate/volume  have been  allocated to volume.
(B)  Average  balances  were  based on  amortized  costs.
(C) Does not reflect reduction due to capitalized interest on investments in and advances to real estate joint ventures.

     Loan Activity -- The following table shows loan activity by major categories for the periods indicated (in thousands):

                                                                                     For the Year
                                                                                  Ended December 31,
                                                   1998         1997          1996         1995         1994
Loan Fundings: (1)
  Residential real estate loans ...........  $   144,586    $   68,513    $  133,184     $ 111,361    $   40,706
  Construction and development loans ......      365,913       194,752       147,200        93,102        22,958
  Commercial real estate and business loans      388,079       355,566       314,319       319,530       259,285
  Small business loans ....................      135,239        20,467             0             0             0
  Consumer loans (2) ......................      165,927       161,154       154,940       114,607        45,159
  Lease financing .........................       19,214             0             0             0             0
                                               ---------     ---------     ---------      --------     ---------
    Total loan fundings ...................    1,218,958       800,452       749,643       638,600       368,108
                                               ---------     ---------     ---------      --------     ---------
Purchases: (3)(4)
  Residential real estate loans ...........    1,256,185       524,498       465,942         9,930             0
  Commercial real estate and business loans       37,314             0             0             0         3,989
  Lease financing .........................        6,054             0             0             0             0
                                               ---------     ---------     ---------      --------     ---------
    Total purchases .......................    1,299,553       524,498       465,942         9,930         3,989
                                               ---------     ---------     ---------      --------     ---------
    Total loan production .................    2,518,511     1,324,950     1,215,585       648,530       372,097
                                               ---------     ---------     ---------      --------     ---------
Loan sales ................................     (279,034)     (273,901)      (59,408)      (34,153)      (38,168)
Principal reduction on loans (1) ..........   (1,498,352)     (947,281)     (548,536)     (444,867)     (270,986)
Transfer to real estate owned (5) .........       (4,852)       (5,076)       (1,788)       (1,029)       (1,282)
                                               ---------     ---------     ---------      --------     ---------
    Net loan activity .....................  $   736,273    $   98,692    $  605,853     $ 168,481    $   61,661
                                               =========     =========     =========      ========     =========

(1)  Does not include banker's acceptances.
(2)  Includes second mortgage loans.
(3) Does not include indirect consumer loans purchased through dealers; such loans are included as originations.
(4)  Excludes $395.0 million in 1996 of loans acquired in the BNA acquisitions.
(5)  Includes foreclosures

     Net interest income increased for each of the years in the three year period ended December 31, 1998. Interest income increased by 21% during the year ended December 31, 1998 compared to the same 1997 period and interest income increased 38% during the year ended December 31, 1997 compared to the same 1996 period. Interest expense also increased for each of the years in the three year period ended December 31, 1998. The increase in interest income generally resulted from increased volume of interest earning assets, particularly higher average loan portfolio balances partially offset by lower yields. The increased loan average balances resulted from:

     1)   significant purchases of wholesale residential real estate loans, and
     2)   the increased funding of new loan products, such as small business and
          international  loans,  lease  financing  and  international   banker's
          acceptances.

     The increased loan portfolio balances were partially offset by lower originated residential real estate loan average balances resulting from loan sales and principal repayments.

     The lower loan yields resulted from:

     1) an increase in the percentage of the loan portfolio represented by purchased residential loans and international loans, which are lower yielding than commercial and consumer loans,
     2) a reduction in the prime interest rate as well as lower residential loan rates resulting in the origination and purchase of loans at lower rates than the existing portfolio, and
     3) the rapid repayments of wholesale residential loans which accelerated premium amortization.

     The increase during 1998 in securities available for sale interest income primarily resulted from higher average balances partially offset by lower average yields compared to 1997. The higher average balances were caused by purchases of mortgage-backed securities and REMICs during 1998. The lower yields reflects the fact that securities were purchased at lower rates than the existing portfolio.

     The increase during 1998 compared to 1997 in investment and trading securities interest income reflects higher average balances and yields. The higher average balances resulted from increased FHLB stock average balances. Increases in FHLB stock were required based on higher FHLB advance levels. The increased investment yields reflect the purchase of tax certificates outside the State of Florida with higher yields than the existing portfolio.

     During the year ended December 31, 1997, loan, investment and trading securities interest income increased while securities available for sale interest income declined compared to the same 1996 period. The increase in interest on loans during 1997 compared to 1996 was primarily due to higher average balances, partially offset by lower average yields. The higher loan average balances resulted from the October 1996 BNA acquisition, wholesale residential loan purchases, and increased loan fundings.

     The lower loan portfolio average yields resulted from an increase in the percentage of lower yielding residential loans in the loan portfolio compared to higher yielding commercial and consumer loans, and a decline in consumer and residential loan yields based on market conditions.

     The decrease in consumer loan yields reflects the origination of loans at lower rates than the existing portfolio, and the acquisition of the BNA loan portfolio.

     The decline in residential loan yields resulted from originating loans at lower rates than the existing portfolio due to the declining interest rate environment during 1997.

     Interest income on securities available for sale, which consisted primarily of mortgage backed securities, declined for the year ended December 31, 1997 compared to the 1996 period due to lower average balances and yields. The lower average balances and yields were the result of sales of mortgage backed securities available for sale. The lower yields earned on mortgage-backed securities reflect the prepayment of higher yielding securities and the declining interest rate environment throughout 1997.

     Total investment and trading securities interest income increased in 1997 compared to 1996 due to higher average balances partially offset by lower average yields. The higher average balances and lower yields were primarily the result of increased FHLB stock purchases.

     During the year ended December 31, 1998, deposit expense declined while all other categories of total interest expense increased. The decrease in interest expense on deposits during the year ended December 31, 1998 compared to the same period during 1997 resulted from lower yields on interest bearing deposits. The lower yields reflect:

     1) a decline in the percentage of deposits attributed to higher yielding certificate accounts compared to lower yielding transaction accounts, and
     2)   lower deposit interest rates during 1998 compared to 1997.

     Interest expense on securities sold under agreements to repurchase and FHLB advances increased during the year ended December 31, 1998 compared to the same period during 1997 due to higher average balances partially offset by lower yields. The higher average balances on securities sold under agreements to repurchase were used to fund loan growth and the lower yields reflect the declining interest rate environment during 1998. The higher FHLB advance average balances were primarily intermediate term advances used to fund the purchase of wholesale residential loans. The lower average rates on FHLB advances resulted from the declining interest rate environment and the use of callable advances which bear lower interest rates than traditional advances.

     The increase during 1998 in interest expense on subordinated debentures and guaranteed preferred beneficial interests in the Company's Junior Subordinated Debentures resulted from the fact that $100.0 million of 5 5/8% convertible subordinated debentures which were issued in November 1997, and $74.75 million of Trust Preferred Securities which were issued in April 1997 were outstanding for all of 1998.

     During the year ended December 31, 1997, all categories of interest expense increased compared to the 1996 prior period. The increased deposit interest expense resulted from higher deposit average balances and higher rates paid on deposits. The increased deposit average balances primarily resulted from deposits acquired in connection with the acquisition of BNA. The higher deposit average rates during 1997 were generally caused by higher rates paid on transaction accounts compared to 1996 rates. The increased interest rates reflect an increase in competition for deposits in the South Florida market, resulting in new savings products which pay higher rates based on account balances. During 1997, certificate account rates declined due to lower rates paid in 1997 and run-off of a portion of the higher rate BNA certificate accounts.

     The higher interest expense on securities sold under agreements to repurchase during the year ended December 31, 1997 compared to 1996 resulted from higher borrowing rates, partially offset by lower average balances. The lower average balances in 1997 of securities sold under agreements to repurchase compared to 1996 resulted from the availability of funds provided by the issuance of debt and equity securities. The majority of the net proceeds from the issuance of Class A common stock and the issuance of subordinated debentures during 1997 were used to pay down short term borrowings.

     The increased interest expense on advances from FHLB during 1997 compared to 1996 was primarily due to higher average balances and secondarily to higher rates. During 1997, BankAtlantic used FHLB advances with expected terms of one to six years to finance the purchase of wholesale residential loans. Average interest rates on FHLB advances increased during 1997 compared to 1996 as a result of the use of longer term borrowings.

     The increase in interest expense on subordinated debentures and guaranteed preferred beneficial interest in the Company's Junior Subordinated Debenture during 1997 related to the 1996 issuance of $57.5 million of the 6 3/4% Debentures and in 1997 of the Trust Preferred Securities and convertible subordinated debentures noted above.


     Provision for Loan Losses and Provision for (Reversal of) Losses on Real Estate Owned

                                                                RISK ELEMENTS
                                                                  December 31,
                                            ------------------------------------------------------------
                                              1998         1997         1996         1995         1994
                                            --------     --------     --------     --------    ---------
                                                                        (Dollars in thousands)
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Small business ........................   $      349   $        0   $        0   $        0   $        0
Commercial real estate and business (1)        2,833          647        2,961        1,536          736
                                            --------     --------    ---------     --------     --------
                                               3,182          647        2,961        1,536          736
NON-ACCRUAL (2)
Residential ...........................        4,896        5,573        4,679        2,228        1,718
Purchased residential .................        2,060        2,453        1,798            0            0
Commercial real estate and business ...       10,904        4,377        3,868        8,361        9,325
Small business - real estate ..........        1,416            0            0            0            0
Small business - nonmortgage ..........          187            0            0            0            0
Lease financing .......................          893            0            0            0            0
Consumer ..............................        3,008        5,166        2,079          585          270
Tax certificates ......................          765          880        1,835        2,044        3,578
                                            --------     --------    ---------     --------     --------
                                              24,129       18,449       14,259       13,218       14,891
REPOSSESSED (2)
Residential real estate owned .........        2,169        3,825          748          231          303
Commercial real estate owned ..........        3,334        3,703        4,170        6,048        6,935
Consumer ..............................        1,572        2,912        1,992          461          350
Lease financing .......................          324            0            0            0            0
                                            --------     --------    ---------     --------     --------
                                               7,399       10,440        6,910        6,740        7,588
                                            --------     --------    ---------     --------     --------
TOTAL NON-PERFORMING ASSETS ...........       34,710       29,536       24,130       21,494       23,215
                                            --------     --------    ---------     --------     --------
RESTRUCTURED LOANS
Commercial real estate and business ...            7        4,043        3,718        2,533        1,648
                                            --------     --------    ---------     --------     --------
TOTAL RISK ELEMENTS ...................   $   34,717   $   33,579   $   27,848   $   24,027   $   24,863
                                           =========    =========    =========    =========    =========
Total risk elements as a percentage of:
  Total assets ........................       0.92 %       1.10 %       1.07 %       1.37 %       1.61 %
                                           =========    =========    =========    =========    =========
  Loans, tax certificates and net real
  estate owned ........................       1.27 %       1.55 %       1.46 %       2.65 %       3.92 %
                                           =========    =========    =========    =========    =========
TOTAL ASSETS ..........................   $3,788,975   $3,064,480   $2,605,527   $1,750,689   $1,539,653
                                           =========    =========    =========    =========    =========
TOTAL LOANS, TAX CERTIFICATES
  AND NET REAL ESTATE OWNED ...........   $2,729,739   $2,164,965   $1,911,501   $  905,413   $  634,001
                                           =========    =========    =========    =========    =========
Allowance for loan losses .............   $   37,950   $   28,450   $   25,750   $   19,000   $   16,250
                                           =========    =========    =========    =========    =========
Total tax certificates ................   $   50,916   $   56,162   $   55,977   $   51,504   $   64,117
                                           =========    =========    =========    =========    =========
Allowance for tax certificate losses ..   $    1,020   $      949   $    1,466   $    1,648   $    2,985
                                           =========    =========    =========    =========     =========

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.
(2)  Amounts are net of allowances for losses.

     The above schedule reflects, at December 31, 1998 all loans where known information about the possible credit problems of the borrower caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

     Interest income which would have been recorded under the contractual  terms
of  impaired  loans  and  the  interest  income  actually   recognized  was  (in
thousands):
                                     For the Year Ended December 31,
                                       1998        1997       1996
                                      ------     -------     -------
Interest income which would have
 been recorded ...                   $ 3,058    $  2,487    $  1,795
Interest income recognized......      (1,850)     (1,548)       (988)
                                      ------     -------     -------
Interest income forgone.........     $ 1,208    $    939    $    807
                                      ======     =======     =======

     Changes in the allowance for loan losses were as follows (dollars in thousands):


                                                                        For the Year Ended December 31,
                                                        --------------------------------------------------------
                                                          1998        1997       1996         1995        1994
                                                        -------     -------     -------     -------     --------
Balance, beginning of period .......................   $ 28,450    $ 25,750    $ 19,000    $ 16,250    $ 17,000
Charge-offs:
  Commercial business loans ........................       (896)       (180)     (1,048)       (382)     (1,647)
  Commercial real estate loans .....................       (562)       (276)       (266)       (222)       (220)
  Small business - real estate .....................        (72)          0           0           0           0
  Small business - nonmortgage .....................     (1,971)          0           0           0           0
  Lease financing ..................................     (1,233)          0           0           0           0
  Consumer loan - indirect..........................     (9,446)     (7,885)     (4,581)     (2,535)     (1,154)
  Consumer loans - direct ..........................     (1,746)     (2,809)     (1,756)     (2,031)     (2,675)
  Residential real estate loans ....................        (61)        (76)        (67)       (263)       (272)
  Purchased residential real estate loans ..........       (108)       (104)          0           0           0
                                                        -------     -------      ------      ------      ------
                                                        (16,095)    (11,330)     (7,718)     (5,433)     (5,968)
                                                        -------     -------      ------      ------      ------
Recoveries:
  Small business - real estate .....................         30           0           0           0           0
  Lease financing ..................................        229           0           0           0           0
  Commercial business loans ........................        489         301         518         738         565
  Commercial real estate loans .....................          9         208          47         102          18
  Consumer loans - indirect ........................      1,449       1,462         382          66       1,154
  Consumer loans - direct ..........................        844         791       1,277       1,153       1,182
                                                        -------     -------      ------      ------      ------
                                                          3,050       2,762       2,224       2,059       2,919
                                                        -------     -------      ------      ------      ------
Net charge-offs ....................................    (13,045)     (8,568)     (5,494)     (3,374)     (3,049)
Additions charged to operations ....................     21,788      11,268       5,844       4,182       2,299
Allowance for loan losses acquired .................        757           0       6,400       1,942           0
                                                        -------     -------      ------      ------      ------
Balance, end of period .............................   $ 37,950    $ 28,450    $ 25,750    $ 19,000    $ 16,250
                                                        =======     =======     =======     =======     =======

Allowance as a percentage of:
  Total loans ......................................       1.42%       1.35%       1.39%       2.24%       2.89%
  Total loans excluding banker's acceptances .......       1.42 %      1.47%       1.39%       2.24%       2.89%
                                                        =======     =======     =======     =======     =======
  Non-performing assets (1) ........................     111.80%      99.28%     115.50%      97.69%      82.75%
                                                        =======     =======     =======     =======     =======
Ratio of net charge-offs to average
  outstanding loans ................................       0.51%       0.44%       0.47%       0.45%       0.59%
                                                        =======     =======     =======     =======     =======
Ratio of net charge-offs to average outstanding
  loans plus banker's acceptances ..................       0.51%       0.44%       0.47%       0.45%       0.57%
                                                        =======     =======     =======     =======     =======

(1) Excluding tax certificates. The allowance for tax certificates as a percentage of total tax certificates was 2.01%, 1.69%, 2.62%, 3.20%, and 4.66%, for each of the years in the five-year period ended December 31, 1998, and as a percentage of non-performing tax certificates was 133.46%, 107.84%, 79.89% 80.63% and 83.43% at December 31, 1998, 1997, 1996, 1995
     and 1994, respectively.

     The table below presents the allocation of the allowance for loan losses by various loan classifications and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends (dollars in thousands).


                                         December 31, 1998              December 31, 1997             December 31, 1996
                                    ----------------------------   -------------------------     ------------------------
                                     Allocation    Percent of      Allocation   Percent of      Allocation    Percent of
                                          of      gross loans           of      gross loans         of        gross loans
                                      allowance     in each         allowance     in each        allowance      in each
                                       for loan   category to       for loan    category to      for loan     category to
                                       loss by    total gross       loss by     total gross       loss by     total gross
                                       category      loans          category       loans         category        loans
                                     ----------   -----------     -----------   -----------     -----------   -----------
Commercial business .............      $ 3,242        4.14%         $ 1,941         2.57%         $ 4,439          3.83%
Commercial real estate ..........       11,100       27.21            9,559        33.59            6,673         35.75
Small business-real estate ......          487        0.71              176         0.84                0          0.00
Small business-nonmortgage ......        5,211        3.43              275         0.66                0          0.00
Lease financing .................        1,557        0.87                0         0.00                0          0.00
Residential real estate .........          483        5.90            1,511         9.55            3,719         22.50
Purchased residential real estate        1,645       46.53              926        36.84              146         21.02
Consumer - indirect (1) .........        1,948        3.53            4,690         5.60            3,738          7.98
Consumer  - direct (1) ..........       12,277        7.68            9,372        10.35            7,035          8.92
                                        ------      ------           ------       ------          -------        ------
                                       $37,950      100.00%         $28,450       100.00%         $25,750        100.00%
                                        ======      ======           ======       ======           ======        ======


                                        December 31, 1995             December 31, 1994
                                    ------------------------      -------------------------
                                    Allocation   Percent of       Allocation    Percent of
                                        of       gross loans          of        gross loans
                                     allowance     in each         allowance    in each
                                     for loan    category to       for loan     category to
                                     loss by    total gross        loss by      total gross
                                     category       loans          category       loans
                                     --------   ------------      ----------    -----------

Commercial business .............    $ 3,042        6.84%           $ 1,535        4.00%
Commercial real estate ..........      7,607       50.35             10,357       56.94
Residential real estate .........      1,243       19.14                860       18.88
Purchased residential real estate          0        0.00                  0        0.00
Consumer - indirect (1) .........      3,686       12.96              1,433       10.90
Consumer - direct (1) ...........      3,422       10.71              2,065        9.28
                  --                   -----       -----             ------       -----
                                     $19,000      100.00%           $16,250      100.00%
                                      ======      ======             ======      ======

(1)   Includes second mortgage loans.

     The provision for loan losses increased in each of the years in the three years ended December 31, 1998. The higher provision for loan losses during the year ended December 31, 1998 compared to 1997 resulted from:

     1) consumer loan charge-offs primarily from the indirect consumer lending portfolio,
     2) charge-offs from small business loans which the Company began originating during the 1997 fourth quarter,
     3) charge-offs from LTI lease financing operations which was acquired in March 1998,
     4) charge-offs in commercial business loans relating to the Company's factoring operations, and
     5) a significant increase in the allowance for loan losses reflecting recent growth in small business lending and indirect consumer and small business delinquency trends.

     Since 1987 the Company has made a number of attempts to profitably enter the indirect consumer loan market.

     From 1987 to 1992 the majority of indirect loans generated were home improvement and automobile loans. Purchases of home improvement loans ceased in 1990 and indirect automobile lending ceased in 1992. In connection with the acquisition of MegaBank in 1995 and the acquisition of BNA in 1996, BankAtlantic again commenced offering indirect consumer loans, primarily automobile loans. Throughout the 1995 to 1998 period delinquencies and charge-offs of indirect automobile loans continued to increase in either absolute dollars or as a percentage of the portfolio; particularly in the latter part of 1998. These trends resulted in a further 1998 increase in losses associated with indirect consumer loans. The increased allowance for consumer loans reflects the fact that 1998 charge-offs were higher than for 1997 even though the average balance of loans declined in 1998. Although there have been numerous management and system changes for this product, the number of delinquencies, charge-offs and yields of this product resulted in management's decision at the end of 1998 to again cease, acquiring indirect consumer loans.

     During the latter part of 1997, BankAtlantic began originating small business loans. Initial allowances were based upon industry information and internal experience with similar products. As the program progressed, delinquencies and charge-offs increased, particularly in the fourth quarter of 1998. In response to these trends, the allowance for loan losses was increased. Personnel and operating changes have been and are continuing to be made, including the use of more restrictive underwriting standards.

     The acquisition of LTI in 1998 also resulted in an increase in the allowance for the year due to the expansion of LTI's activities and the establishment of an allowance based upon charge-offs experienced after acquisition which were higher than those historically experienced by LTI.

     A significant factor used by BankAtlantic in determining the adequacy of the allowance for loan losses is historical loan loss experience with greater emphasis placed on current trends in delinquencies and charge-offs. Determinations may also be impacted by geographic and personnel factors.

     The Company also terminated its factoring operations in mid 1998 since the credit quality and yields associated with the product were not consistent with the Company's goals.

     The provision for loan losses increased during the year ended December 31, 1997 compared to the same 1996 period due to:

     1)   charge-offs in the indirect consumer loan portfolio,
     2) an increase in specific reserves primarily related to a real estate construction loan acquired in connection with the BNA acquisition, and
     3)   higher aggregate loan balances and delinquency trends in 1997.

     The 1996 net commercial business loan charge-offs primarily reflect charge-offs of unsecured loans acquired in connection with the BNA and MegaBank acquisitions. The 1996 charge-offs were partially offset by commercial business loan recoveries relating to loans charged-off in prior periods. During 1996 the allowance for loan losses was increased by the allowances acquired in connection with the BNA acquisition.

     Risk elements at December 31, 1998 increased from December 31, 1997. The increase in loans contractually past due 90 days or more and nonaccrual loans were partially offset by decreases in repossessed assets and restructured loans. The increase in loans contractually past due 90 days or more primarily resulted from two commercial real estate loans which have matured on which the borrower is continuing to make payments under the matured loan agreement. The increase in nonaccrual loans reflected:

     1) two commercial nonresidential real estate nonaccrual loans totaling $7.7 million,
     2)   nonaccrual lease financing contracts from LTI, and
     3)   nonaccrual small business loans.



     The above increases in nonaccrual loans were partially offset by lower nonaccrual balances from:

     1)   residential loans,
     2)   purchased residential loans,
     3)   tax certificates, and
     4)   consumer loans.

     The decline in consumer nonaccrual balances reflected a reduction in home equity nonaccrual loans from December 1997. Repossessed assets declined at December 31, 1998 compared to December 31, 1997. The decline reflected lower residential and commercial real estate owned and automobile repossessed assets, partially offset by lease finance repossessions. The decline in restructured loans reflected the reclassification from non-performing to performing status of two loans that performed based on the terms of their agreements.

     The increase in risk elements from 1997 to 1996 primarily resulted from increases in nonaccrual assets, repossessed assets, and restructured loans. The above increases were partially offset by a decrease in loans contractually past due 90 days or more and still accruing. The increase in nonaccrual loans was primarily due to higher residential and consumer loan nonaccrual balances, partially offset by lower tax certificate nonaccrual balances. The increase in nonaccrual residential loans was primarily due to higher residential loan balances in 1997 compared to 1996. Non-accrual consumer loans increased at December 31, 1997 compared to 1996 due to increased direct consumer loan nonaccrual balances and higher indirect nonaccrual consumer loans acquired in connection with the BNA and MegaBank acquisitions. The nonaccrual direct consumer loans were primarily home equity loans, and the nonaccrual indirect loans were primarily automobile loans. The higher nonaccrual consumer loan balances resulted from the growth of the consumer loan portfolio. The increase in repossessed assets resulted from higher residential real estate owned and consumer repossessed asset, partially offset by lower commercial real estate owned. The increase in repossessed assets resulted from higher loan balances mentioned above. The decline in nonaccrual tax certificates reflects the current aging of the tax certificates in the portfolio. Loans contractually past due 90 days or more have matured and are in the process of renewing or extending their terms while the borrower continues to make payments under the matured loan agreement.

     The loan loss allowance as a percentage of total loans (excluding banker's acceptances) was 1.39% at December 31, 1996, 1.47% at December 31, 1997 and 1.42% at December 31, 1998. At December 31, 1998 gross real estate loans amounted to $2.3 billion of which $1.5 billion were residential real estate loans. The remaining real estate loans at December 31, 1998 consisted of $341.7 million of commercial real estate loans, $439.4 million of construction and development loans and $20.3 million of small business real estate loans. Gross other loans, excluding banker's acceptances, amounted to $564.4 million and included commercial business loans, lease financing, international loans, small business - nonmortgage and consumer loans (including second mortgages) of $91.6 million, $25.1 million, $27.3 million, $98.5 million and $321.9 million, respectively, at December 31, 1998. Commercial real estate, commercial business, small business non-mortgage and consumer loans generally involve greater risks of collectibility than residential loans.

     During the year ended December 31, 1998, the provision for REO increased $1.2 million compared to the 1997 period. The increase resulted from $657,000 of higher residential REO charge-offs and $514,000 of increased commercial real estate charge-offs. The commercial real estate properties charged off were acquired through tax deeds.

     During the year ended December 31, 1997, reversals of losses on REO declined $141,000. During the year ended December 31, 1997, management reversed $56,000 of the REO allowance and charged off $244,000 of residential REO. During the year ended December 31, 1996, management reversed $197,000 from the allowance for real estate owned. Real estate owned charge-offs during the year ended December 31, 1996 were $803,000 primarily relating to three REO properties. Two of the properties were sold during 1996. The allowance for REO is established by management based on its evaluation of foreclosed properties (see Non-Interest Expense "Components of Foreclosed Asset Activity, Net").

NON-INTEREST INCOME

     A summary of non-interest income follows:

                                                                                                       1998      1997
                                                                              For the Year              to         to
                                                                           Ended December 31,          1997      1996
                                                                      ----------------------------   -------    -------
                                                                      -------    -------   -------   -------    -------
                                                                                            (In thousands)
INCOME EXCLUDING RBCO AND REAL ESTATE OPERATIONS

Loan late fees and other loan income ..............................  $  4,299   $  2,293  $  1,590  $  2,006   $    703
Gains on sales of loans held for sale .............................     4,104      6,820       534    (2,716)     6,286
Trading securities gains ..........................................       898      2,463         0    (1,565)     2,463
Gains on sales of securities available for sale, net of write-downs       309      2,367     5,959    (2,058)    (3,592)
Gains (losses) on sales of property and equipment, net ............       (11)       852     3,061      (863)    (2,209)
Commissions .......................................................       108        103        21         5         82
Transaction fees ..................................................    12,589      9,302     8,600     3,287        702
ATM fees ..........................................................     6,650      5,329     3,944     1,321      1,385
Other .............................................................     4,200      3,284     3,109       916        175
                                                                      -------     ------    ------    ------     ------
  Total non-interest income excluding RBCO and
   real estate operations .........................................    33,146     32,813    26,818       333      5,995
                                                                      -------     ------    ------    ------     ------
RBCO OPERATIONS
Principal transactions ............................................     4,417          0         0     4,417          0
Investment banking ................................................     8,345          0         0     8,345          0
Commissions .......................................................     4,024          0         0     4,024          0
Other .............................................................       240          0         0       240          0
                                                                      -------     ------    ------    ------     ------
Non-interest income - RBCO ........................................    17,026          0         0    17,026          0
                                                                      -------     ------    ------    ------     ------
REAL ESTATE OPERATIONS
Gains on sales of real estate held for development and sale .......     6,055        470         0     5,585        470
Other .............................................................       653         83         0       570         83
                                                                      -------     ------    ------    ------     ------
Non-interest income - real estate operations ......................     6,708        553         0     6,155        553
                                                                      -------     ------    ------    ------     ------
Total non-interest income .........................................  $ 56,880   $ 33,366   $26,818  $ 23,514   $  6,548
                                                                      =======    =======    ======    ======     ======

     For a discussion  relating to gains on sales of  securities  available  for
sale  and  trading  securities  gains,  see   "Mortgage-Backed   Securities  and
Investments."

     Loan late fees and other loan income increased during each of the years in the three year period ended December 31,1998. The increase in loan fees during the three year period resulted from higher late fees, commitment fees, and loan prepayment penalties. The additional fees earned were caused by a larger loan portfolio throughout the three year period.

     During the year ended December 31, 1998 and 1997, BankAtlantic transferred $108.5 million and $321.4 million, respectively, of purchased residential loans to held for sale and sold $279.0 million and $273.9 million, respectively, of loans for gains as reported in the above table. During 1996 BankAtlantic sold $59.4 million primarily fixed rate loans originated for resale for gains shown on the above table.

     As part of its normal operations the Company makes bulk purchases of residential loans which are generally categorized, at the time of purchase, as held for investment. The Company continually evaluates these purchased loans and such evaluations may result in transfers from the held for investment category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio. The majority of the residential loans transferred into the available for sale category during 1997 were acquired in connection with the BNA acquisition.

     During the year ended December 31, 1996, BankAtlantic sold properties leased to others with a book value of $5.0 million for gains as reported in the above table. During 1997, land adjacent to the above properties with a book value of $197,000 was sold for gains.

     Transaction fee income increased during each of the years in the three year period ended December 31, 1998. The higher transaction fee income during 1998 compared to 1997 resulted from:

     1) the Company shifting its deposit mix from certificate accounts to transaction accounts, and
     2) changes made to the pricing of the Company's deposit products based on an analysis by an outside consulting firm.

     The increased transaction fee income during the year ended December 31, 1997 compared to the 1996 period reflects:

     1) higher transaction account balances relating to accounts obtained in connection with the acquisition of BNA, and

     2)   higher average non-interest bearing deposits.

     ATM fee income increased during each of the years in the three year period ended December 31, 1998. The significant increase in ATM fee income during 1998 was primarily the result of an expanded ATM network. The Company's ATM network increased from 220 machines at December 31, 1996 to 249 machines at December 31, 1997 and at December 31, 1998 the Company had 746 ATM machines. The increase in ATM fee income during 1997 compared to 1996 was primarily the result of a surcharge fee initiated in April 1996 to non-customers. BankAtlantic established its ATM network to enhance fee income and to expand banking services throughout Florida. Currently, BankAtlantic has 274 ATM machines located in Wal-Mart SuperStores in Florida, Georgia, and Alabama, 185 ATM machines located in K-Mart and Cumberland Farms convenience stores and 28 ATM machines on cruise ships. The remaining ATM machines are located in gasoline stations, convenience food stores, malls, entertainment complexes, college campuses and BankAtlantic's branches. See "Business - Regulation and Supervision - Legislative Developments" for a discussion of recently proposed legislation which could prohibit the imposition of surcharges to non-customers.

     Non-interest income, other increased during each of the years in the three year period ended December 31, 1998. The increase in non-interest income, other during the year ended December 31, 1998 compared to the 1997 period resulted from increased commissions from teller check outsourcing, and higher fees earned on deposit customer services such as teller check fees and account research.

     The higher non-interest income - other during 1997 compared to 1996 resulted from higher fees earned on safe deposit rentals, and increased commissions from teller check outsourcing.


RBCO OPERATIONS

     RBCO revenues are primarily generated from principal transactions, investment banking and commissions. Principal transactions are sales and trading activities of tax exempt debt securities, taxable debt securities and equity securities. Investment banking revenues include management fees and underwriting fees earned in connection with all underwriting participations and selling concessions earned in connection with RBCO's participation in tax-exempt debt, corporate debt and equity underwriting. Commission revenues include fees earned from retail customers upon the execution of equity security and mutual fund trades. During the year ended December 31, 1998 RBCO earned revenues on principal transactions, investment banking and commissions as shown in the preceding table. As previously noted, RBCO was acquired by the Company on June 30, 1998 in a transaction recorded under the purchase method of accounting. Accordingly, only the operations of RBCO subsequent to June 30, 1998 are included in the Company's Consolidated Statement of Operations.


REAL ESTATE OPERATIONS

     Real estate held for development and sale represents the net profits on sales of real estate by SLWHC and the net loss from real estate joint venture operations. Other income during the year ended December 31, 1998 included a $263,000 net loss from real estate joint venture operations and $916,000 of income recognized related to various impact fees. The increases in gains during 1998 compared to 1997 relates to a full year of operations in 1998 compared to only two months in 1997. Other income during 1997 reflected the accretion of impact fees.

NON-INTEREST EXPENSE

     A summary of non-interest expense follows:

                                                                                                   1998       1997
                                                                            For the Year              to         to
                                                                         Ended December 31,          1997       1996
                                                                   -----------------------------   --------   --------
                                                                    1998       1997       1996      Change     Change
                                                                  --------   --------   --------   --------   --------
                                                                                      (In thousands)
EXPENSES EXCLUDING RBCO AND REAL ESTATE OPERATIONS
Employee compensation and benefits .............................  $ 45,063  $  37,666  $ 30,893   $  7,397   $  6,773
Occupancy and equipment ........................................    20,518     17,693    12,823      2,825      4,870
SAIF special assessment ........................................         0          0     7,160          0     (7,160)
Federal insurance premium ......................................     1,042      1,084     2,495        (42)    (1,411)
Advertising and promotion ......................................     4,749      2,188     2,061      2,561        127
Foreclosed asset activity, net .................................       754         82      (725)       672        807
Restructuring charges and write-downs ..........................     2,565          0         0      2,565          0
Pension curtailment gain, net ..................................    (3,128)         0         0     (3,128)         0
Amortization of cost over fair value of net assets acquired ....     2,770      2,508     1,545        262        963
Other excluding RBCO and real estate operations ................    23,641     16,087    11,969      7,554      4,118
                                                                   -------    -------   -------    -------    -------
  Non-interest expense .........................................    97,974     77,308    68,221     20,666      9,087
                                                                   -------    -------   -------    -------    -------
RBCO OPERATIONS
Employee compensation and benefits .............................    11,673          0         0     11,673          0
Occupancy and equipment ........................................       926          0         0        926          0
Advertising and promotion ......................................       411          0         0        411          0
Amortization of cost over fair value of net assets acquired ....       541          0         0        541          0
Other ..........................................................     3,975          0         0      3,975          0
                                                                   -------    -------   -------    -------    -------
Non-interest expense ...........................................    17,526          0         0     17,526          0
                                                                   -------    -------   -------    -------     ------
REAL ESTATE OPERATIONS
Employee compensation and benefits .............................       770        144         0        626        144
Advertising and promotion ......................................       589         15         0        574         15
Selling, general and administrative ............................     3,806        255         0      3,551        255
                                                                   -------    -------   -------     ------        ---
Non-interest expense ...........................................     5,165        414         0      4,751        414
                                                                   -------    -------   -------     ------        ---
Total  non-interest expenses.................................... $ 120,665   $ 77,722  $ 68,221   $ 42,943    $ 9,501
                                                                   =======    =======   =======    =======      =====

     Employee compensation and benefits increased in each of the years in the three year period ended December 31, 1998. The increase in employee compensation and benefits during the year ended December 31, 1998 compared to 1997 primarily resulted from:

     1) the hiring of over 100 new officers and employees to establish, expand and reorganize departments including small business, trade finance, capital markets, sales management, telebanking, direct consumer lending, retail delivery, cash management, government trading, and loan syndications,
     2) the opening of ten new full service branches including five in the Tampa Bay market and
     3)   annual salary and benefit increases.

     The increase in employee compensation and benefits during the year ended December 31, 1997 compared to 1996 resulted from:

     1)   an increase in the number of full-time equivalent employees,
     2)   160 new employees from the October 1996 BNA acquisition,
     3)   annual salary and benefit increases.

     The increase in the number of employees during 1997 resulted from the expansion of BankAtlantic's branch network. During 1997, BankAtlantic opened nine full-service branches and began two new business units (International Lending and Small Business Lending).

     Occupancy and equipment expenses increased during each of the years in the three year period ended December 31, 1998. The increase in occupancy and equipment expenses during the year ended December 31, 1998 compared to 1997 primarily resulted from:

     1)   a significant increase in depreciation expense,
     2)   an increase in rent expense, and
     3)   higher repairs and maintenance expenses.

     These additional expenses were caused by:

     1)   an expanded branch and ATM network, and
     2)   technology expenditures to support a larger organization.

     The increase in occupancy and equipment expenses during the year ended December 31, 1997 compared to 1996 primarily resulted from:

     1)   an expanded branch network,
     2)   the acquisition of BNA, and
     3)   data processing expenses.

     The new branches and the BNA acquisition resulted in increased depreciation and rent expense. The higher data processing fees reflect the October 1996 conversion of all data processing functions to an outside service bureau.

     On September 30, 1996, all institutions with SAIF assessable deposits, including BankAtlantic, were required to pay a one-time assessment of 0.657% of covered deposits as of March 31, 1995. BankAtlantic's one-time assessment resulted in a pre-tax charge of $7.2 million for the year ended December 31, 1996. The $7.2 million charge excluded the $2.3 million amount assessed on BNA deposits which was considered in recording the acquisition of BNA under the purchase method of accounting. SAIF assessments during the year ended December 31, 1998 and 1997 were reduced from prior years' levels as a consequence of the one-time assessment.

     The significant increase in advertising expense during the year ended December 31, 1998 compared to 1997 reflects:

     1) the introduction of BankAtlantic's new corporate logo using a TV identity campaign,
     2)   costs to launch BankAtlantic's new products, and
     3) promotions to introduce BankAtlantic's new branches in Miami-Dade County and the Tampa Bay market.

     The increase in advertising expenses during the year ended December 31, 1997 compared to 1996 resulted from promotions in the Miami-Dade County market. Advertising and promotional expenses are expensed as incurred.

    The components of "Foreclosed asset activity, net" were (in thousands):


                                                            For the Year
                                                         Ended December 31,
                                                   ---------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
Real estate acquired in settlement of loans and
 tax certificates:
Operating expenses, net .......................   $   651    $   492    $    47
Provision for (reversal  of) losses on REO ....     1,115        (56)      (197)
Net gains on sales ............................    (1,012)      (354)      (575)
                                                   ------       ----       ----
(Income) loss .................................   $   754    $    82    $  (725)
                                                   ======     ======     ======

     The loss in foreclosed asset activity, net during the year ended December 31, 1998 compared to 1997 resulted from:

     1) higher charge-offs of residential real estate owned acquired on defaulted loans generally reflecting higher residential loan balances
     2) charge-offs of commercial non-residential real estate acquired through tax deed, and
     3) additional operating expenses due to a larger number of residential loans foreclosed and disposed of during the year .

     The additional charge-offs during 1998 were partially offset by gains on the sale of residential and commercial real estate owned.

     The loss in foreclosed asset activity, net during 1997 compared to 1996 resulted from higher residential foreclosure expenses associated with the larger residential loan portfolio and an increase in commercial REO operating expenses due to the sale of rental REO properties during 1997 and 1996. For further discussion, see "Provision for Loan Losses and Provision for (Reversal of) Losses on Real Estate Owned."

     During the fourth quarter of 1998, the Company restructured its operations as part of a year long efficiency study conducted by an outside consulting firm. Included in the restructuring was the elimination of indirect consumer loan originations, the closing and merging of branches and the consolidation of mortgage banking operations in the Tampa Bay market to a centralized processing operation. The restructuring reduced the Company's number of full time employees by approximately 115. Included in the restructuring charge was:

     1)  employee severance and benefits,
     2)  write-downs of assets associated with facility closures, and
     3)  liabilities established  for lease contracts on closed branches.

     The restructuring charges were established effective December 31, 1998; and accordingly, there have been no amounts paid or subsequent adjustments made to the initial restructuring charge at December 31, 1998.

     At December 31, 1998 the Company froze the benefits relating to its defined benefit pension plan. All employees were vested based on their years of service. Employees will not receive any further credit for future services, while the plan is frozen. The freezing of the plan and the termination of employees resulted in a net pension curtailment gain at December 31, 1998.

     Other non-interest expense increased for each of the years in the three year period ended December 31, 1998. The increased other non-interest expenses during the year ended December 31, 1998 compared to 1997 reflect the expanded ATM network, the expanded branch network, and the increased number of departments and personnel. As a consequence of the 1998 expansion, the Company experienced a significant increase in the following expense categories:

     1)    stationary printing and supplies,
     2)    telephone,
     3)    ATM ,
     4)    legal,
     5)    postage,
     6)    local tangible taxes, and
     7)    Federal Reserve charges.

     The additional other expenses in 1997 compared to 1996 were related to the expanded branch network, a larger loan portfolio and the acquisition of BNA. During 1997 compared to 1996, the Company experienced a significant increase in the following expense categories:

     1)    stationery, printing and supplies,
     2)    telephone,
     3)    postage,
     4)    check printing, and
     5)    armored car services.

     The increase in amortization of cost over fair value of net assets acquired during the year ended December 31, 1998 compared to the 1997 periods related to the acquisition of LTI effective March 1, 1998. The increase in amortization of cost over fair value of net assets acquired during the year ended December 31, 1997 compared to 1996 relates to the BNA and MegaBank acquisitions.


RBCO NON-INTEREST EXPENSES

     The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of the Company's Class A common stock were allocated to key employees of RBCO. Included in employee compensation and benefits in 1998 was $1.0 million of retention pool compensation amortization. The retention pool was valued at $8.1 million at the acquisition date and the shares vest in four years. As a result, the Company is amortizing the $8.1 million value of the retention pool into compensation expense over the vesting period. Occupancy and equipment expense primarily consisted of rent expense, depreciation expense and data processing charges. Other expenses were primarily floor broker and clearing fees, consulting costs and quotation services. The remaining expenses were general and administrative costs. Upon acquisition, cost over fair value of net assets acquired amounted to approximately $25 million of which $2.5 million relates to RBCO's acquisition of Cumberland Advisors, an asset management firm, and is being amortized over 15 years. The remaining goodwill is being amortized over its expected life of 25 years.


REAL ESTATE OPERATIONS NON-INTEREST EXPENSES

     Real estate operations non-interest expenses primarily related to SLWHC expenses. Selling, general and administrative expenses were mainly real estate taxes on developed land. The increase in 1998 related to a full year of activity in 1998 compared to only 2 months in 1997.


DISCONTINUED OPERATIONS

     Effective December 31, 1998, the Company began implementing its plan to exit the MSB. The estimated loss of exiting the MSB is as follows (in thousands):

Employee severance and benefits ......................   $   925
Provision for servicing contract cancellation ........       900
Fixed asset write-downs ..............................       430
Estimated cost to sell MSR ...........................     3,600
Anticipated loss from operations through disposal date     4,145
                                                          ------
                                                         $10,000
                                                          ======

     Such anticipated loss is included, net of income taxes, in loss from operations of discontinued mortgage servicing business.


MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES

     During the year ended December 31, 1998 and 1997, the Company purchased and sold the following securities from of the available for sale portfolio: (in thousands)
                                        Purchases (1)           Sales (1)
                                        -------------           ---------
                                       1998       l997       1998        l997
                                     -------    --------   --------    -------

7 year balloon mortgage-backed
  securities ...................     $      0  $ 219,198  $ 127,915   $ 66,021
5 year balloon mortgage-backed
  securities .....................          0     18,443     27,151     28,096
30 year mortgage backed
  securities .....................          0          0          0      6,412
15 year mortgage backed
  securities .....................          0          0          0      1,066
Real estate mortgage investment
  conduit ........................    324,020          0          0      5,900
U.S. treasury notes ..............    176,605    148,835    181,558    231,038
Federal agency obligations .......          0          0          0      7,600
Corporate bonds ..................          0      2,367      9,977          0
Repurchase agreements .............    62,000          0          0          0
                                      -------    -------    -------    -------
Total fixed rate securities .......   562,625    388,843    346,601    346,133

5-1 adjustable rate mortgage-backed
  securities ......................   127,125    271,028    253,129      9,363
3-1 adjustable rate mortgage-backed
  securities .......................  214,865          0    103,183          0
Marketable equity securities .......   11,830      5,122        675          0
                                      -------    -------    -------    -------
  Total securities available for
    sale activity .................. $916,445  $ 664,993  $ 703,588   $355,496
                                      =======    =======    =======    =======
(1) Purchases and sales are stated at cost

     Other investment activity during 1998 and 1997 included the purchase of $1.6 million and $6.2 million, respectively, of marketable equity trading securities and the sale of $7.8 million and $2.9 million, respectively, of these securities. BankAtlantic purchased and sold the above available for sale securities during 1998 and 1997 in order to react to changes in the interest rate environment during 1998 and 1997. During the year ended December 31, 1998 the Company began trading government securities and realized a $62,000 gain. During the last quarter of 1998, investments in two marketable equity securities available for sale were written down by $2.1 million. The write-downs were made due to significant declines in the market value of the securities. These declines were considered other than temporary due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuers of the securities.

     A summary of the cost and gross unrealized appreciation or depreciation of estimated fair value compared to cost of investment securities held to maturity, mortgage-backed securities available for sale, and securities available for sale, follows (in thousands):

                                                                      December 31, 1998
                                                    ------------------------------------------------------
                                                                   Gross         Gross
                                                    Amortized   Unrealized     Unrealized       Estimated
                                                        Cost   Appreciation   Depreciation     Fair Value
                                                    ---------  ------------   ------------     ----------
Investments securities held to maturity:
  Cost equals market .............................  $ 51,811      $    0        $    0          $ 51,811
Investment securities available for sale (1):
  Cost equals market .............................     2,483           0             0             2,483
  Market over cost ...............................    14,513       4,073             0            18,586
  Cost over market ...............................     3,488           0           439             3,049
Mortgage-backed securities available for sale (1):
  Market over cost ...............................   495,655       3,803             0           499,458
  Cost over market ...............................    75,522           0         1,578            73,944
                                                     -------       -----         -----           -------
          Total ..................................  $643,472      $7,876        $2,017          $649,331
                                                     =======       =====         =====          ========

1) Amortized cost excludes net unrealized appreciation of $2.2 million and $3.6 million on mortgage-backed securities and on investment securities available for sale, respectively.


     At December 31, 1998 and 1997 all mortgage-backed and investment debt securities, excluding tax certificates, wereavailable for sale. The composition, yields and maturities of securities were as follows (in thousands):

                                    U.S.                                                 Corporate
                                   Treasury                   Mortgage       Asset         Bond                   Weighted
                                     and      Investment       Backed        Backed         and                    Average
                                  Agencies    Securities    Securities    Securities      Other         Total        Yield
                                  --------    ------------   ----------    ----------    ---------    -----------     --------
December 31, 1998:
Maturity: (1)
 One year or less                $   5,041    $    37,711    $    26,715   $      0      $       0    $    69,467      7.54 %
 After one through five years            0         14,100         36,902          0          1,980         52,982      7.13
 After five through ten years            0              0         11,660          0              0         11,660      5.94
 After ten years                         0              0        498,125          0              0        498,125      5.59
Fair values (2) (3)              $   5,041    $    51,811    $   573,402   $      0      $   1,980    $   632,234      5.93 %
                                  ========     ===========    ===========   ========      =========     ==========      ====

Amortized cost (2) (3)           $   4,992    $    51,811    $   571,177   $      0      $   2,342    $   630,322      6.42 %
                                  ========     ===========    ===========   ========      =========     ==========      ====

Weighted  average yield based
 on fair value                       4.66%           9.76 %         5.57%      0.00%         16.70%          5.93%
                                  ========     ===========    ===========   ========      =========     ==========

Weighted average maturity        .62 years       2.0 years    21.44 years    0 years      4.0 years    19.68 years
                                  ========     ===========    ===========   ========      =========     ==========

December 31, 1997
Fair value  (2) (3)              $ 20,054     $    55,213    $   576,117   $  3,176      $   2,980     $  657,540      6.31 %
                                  ========     ===========    ===========   ========      =========     ==========     ====

Amortized cost  (2) (3)          $ 19,959     $    55,213    $   574,767   $  3,194      $   3,270     $  656,403      6.35 %
                                  ========     ===========    ===========   ========      =========     ==========     ====

December 31, 1996
Fair value                       $115,638     $    54,511    $   294,740   $ 28,967      $       0     $  493,856      6.06 %
                                  ========     ===========    ===========   ========      =========     ==========     ====

Amortized cost                   $115,295     $    54,511    $   293,889   $ 28,943      $       0     $  492,638      6.08 %
                                  ========     ===========    ===========   ========      =========     ==========     ====

_____________

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.
(2) Equity securities with a cost of $13.2 million and $5.1 million and a fair value of $17.1 million and $5.2 million were excluded from the above table.
(3) Trading securities of $30.0 million and $5.1 million for 1998 and 1997, respectively, were excluded from the above table.

     Activity in the allowance for tax certificate losses was (in thousands):

                                                 For the Year Ended December 31,
                                                  ------------------------------
                                                       1998     1997      1996
                                                     ------    ------    ------
Balance, beginning of period ...................... $   949   $ 1,466   $ 1,648
Charge-offs .......................................    (976)   (1,444)    (909)
Recoveries ........................................     813     1,025       911
                                                     ------    ------    ------
Net (charge-offs) recoveries ......................    (163)     (419)        2
(Reversals) provision charged to operations .......     234       (98)     (184)
                                                     ------    ------    ------
Balance, end of period ............................ $ 1,020   $   949   $ 1,466
                                                     ======    ======    ======
Average yield on tax certificates during the period   10.24%     9.95%     9.73%
                                                     ======    ======    ======
SEGMENT REPORTING - CONTINUING OPERATIONS

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Operating segments are determined by the type of business activity from which revenues and expenses are incurred, products or services offered and the internal reporting reviewed by management and by business activity for which discrete financial information is available. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customer, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business as it is based on information developed solely for the benefit of management. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted. The reports utilized by management are prepared specifically to track trends and changes in these operating segments. (See "Business - Segments" for a further discussion on Segments)

(in thousands)                             For the Year Ended December 31,
--------------                             -------------------------------
                                              1998      1997      1996
                                             ------    ------    -------
Net contribution after income taxes
Bank investment operations - wholesale
 residential .............................  $ 6,549   $ 4,804   $   641
Bank investment operations - other .......      448     3,845     3,798
Bank loan operations - retail products ...   (5,622)    3,263      (373)
Bank loan operations - commercial products    8,166    11,711    13,573
Real estate operations....................      913        27         0
Investment banking operations ............     (268)        8         0
                                             ------    ------    ------
Net contribution .........................  $10,186   $23,658   $17,639
                                             ======    ======    ======


BANK INVESTMENT OPERATIONS

     The net contribution from bank investment operations - wholesale residential lending increased in each of the years in the three year period ended December 31, 1998. The improvement in net contribution during the periods resulted from gains on sales of purchased wholesale residential loans during 1998, while no wholesale residential loans were sold during 1997 and 1996, and an increased net interest margin resulting from purchases of wholesale residential loans and significant asset growth during 1998 compared to 1997 and 1996. The growth of average assets of the segment out paced its allocated interest expense and overhead.

     Such increase was partially offset in 1998 by depreciation and amortization expense increasing significantly during 1998 compared to 1997 and 1996 due to accelerated premium amortization on the wholesale residential loan portfolio which was caused by increased actual and anticipated prepayments due to the declining interest rate environment.

     The bank investment operations - other net contribution declined in each of the years in the three year period ended December 31, 1998 reflecting an other than temporary write-down in the value of certain securities available for sale in 1998and lower levels of trading gains during 1998 compared to 1997. The decline in net contribution during 1997 compared to 1996 resulted from lower gains on sales of securities available for sale during 1997 compared to 1996. The lower levels of securities gains were partially offset by an increased net interest margin during 1997 due to higher average investment balances.


BANK LOAN OPERATIONS

     The net contribution from bank loan operations - retail products significantly decreased during the year ended December 31, 1998 compared to 1997 and increased during the year ended December 31, 1997 compared to 1996. The primary reasons for the decline in net contribution during 1998 compared to 1997 was:

     1) an increase in direct expenses resulting from the establishment and reorganization of numerous departments and the hiring of over 100 officers and employees,
     2) lower gains on sales of residential loans held for sale during 1998 compared to 1997,
     3) an increase in the provision for loan losses for small business and indirect consumer lending, and
     4) a decline in the net interest margin resulting from lower average assets during 1998 compared to 1997.

     The above decreases in net contribution were partially offset by higher loan late fee and other loan income earned on consumer and small business loans during 1998 compared to 1997.

     The increase in net contribution during the year ended December 31, 1997 compared to 1996 reflects:

     1) a significant increase in residential loan sales during 1997 compared to 1996,
     2)   higher loan fee income during 1997 due to a larger loan portfolio, and
     3) a higher 1996 interest expense and overhead allocation (experienced by all segments based on the 1996 $7.2 million SAIF special assessment).

     The net contribution from bank loan operations - commercial products decreased during each of the years in the three year period ended December 31, 1998. The primary reasons for the decline in net contribution during 1998 compared to 1997 and 1996 was increased provision for loan losses caused by lower loan recoveries and a growing loan portfolio. In addition, net interest margin was impacted by a decline in the prime rate during 1998 whereby interest expense and overhead did not decline by the same rate.


REAL ESTATE OPERATIONS

     Real estate operations were primarily the activities of SLWHC which was acquired on October 31, 1997. The increase in net contribution during the year ended December 31, 1998 compared to 1997 resulted from a full year of activity being included in 1998 compared to two months during 1997.


INVESTMENT BANKING OPERATIONS

     Investment banking operations were primarily the operations of RBCO. RBCO was acquired on June 30, 1998.



FINANCIAL CONDITION

     The Company's total assets at December 31, 1998 and 1997 were $3.8 billion and $3.1 billion, respectively. The increase in total assets primarily resulted from increased:

     1) loans receivable balances from the purchase of wholesale residential loans and additional loan fundings,
     2)   cash balances reflecting a larger ATM network,
     3)   trading securities balances due to the acquisition of RBCO,
     4)   accrued  interest   receivable   balances  reflecting  a  larger  loan
          portfolio,
     5) real estate held for development and sale and joint venture balances from investments in real estate joint ventures and additional investments in SLWHC,
     6) property, and equipment balances reflecting the acquisition of RBCO and an expanded branch network,
     7)   FHLB stock balances required because of higher FHLB advance balances,
     8) mortgage servicing rights balances due to significant purchases during 1998,
     9) cost over fair value of net assets balances related to the RBCO and LTI acquisitions, and
     10)  deferred tax assets balances.

     The increased deferred tax assets primarily resulted from:

     1)   the restructuring charge,

     2)   provision for the disposal of the MSB, and

     3)   higher provision for loan losses.

     The above items were expensed for financial reporting purposes during 1998 and are not currently fully deductible for income tax purposes.

     The Company's total liabilities at December 31, 1998 and 1997 were $3.5 billion and $2.9 billion, respectively. The increase in total liabilities primarily resulted from increased:

     1)   deposits   reflecting   higher   noninterest   bearing   deposits  and
          transaction  account  balances,   the  use  of  brokered   certificate
          accounts, and higher public fund balances,
     2)   FHLB  advance   balances  used  to  fund  the  purchase  of  wholesale
          residential loans,
     3) securities sold under agreements to repurchase and federal funds purchased to fund a larger loan and investment portfolio,
     4) advances by borrowers for taxes and insurance reflecting increases in loans serviced for others relating to the MSB, and
     5)   other liabilities resulting from:
          (a)    the acquisition of RBCO and LTI,
          (b)    the restructuring charge,
          (c)    discontinued operations, and
          (d)    higher amounts due investors for loans serviced .

OFF-BALANCE SHEET RISK

     In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk when appropriate in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


     Financial instruments with off-balance sheet risk at December 31, 1998 were (in thousands):

                                                                      Weighted
                                                                       Average
                                                  Fixed    Floating   Interest
                                                   Rate       Rate       Rate
                                                 -------    -------   --------
Commitments to extend credit to foreign banks $ 0 $ 57,229 7.40 % Commitments to extend credit including the
 undisbursed portion of loans in process ....   $ 22,509   $414,440     8.63 %


     In addition, BankAtlantic extends letters of credit to its commercial customers. At December 31, 1998, BankAtlantic had $123.4 million of letters and lines of credit outstanding. BankAtlantic receives an annual commitment fee on outstanding letters of credit.

     Principal Repayments -- The following table sets forth the scheduled contractual principal repayments at maturitydates of BankAtlantic's loan portfolios and securities available for sale at December 31, 1998. As of December 31, 1998, the total amount of principal repayments on loans and securities available for sale contractually due after December 31, 1999 was $2.0 billion having fixed interest rates and $1.1 billion having floating or adjustable interest rates.

                                    Outstanding
                                         on
                                    December 31,                For the Period Ending December 31, (1)
                                    ------------ ----------------------------------------------------------------
(in thousands)                          1998      1999    2000-2001  2002-2006  2007-2011   2012-2016     >2017
                                     ---------   -------  ---------  ---------  ---------   ---------   ---------
Commercial real estate ............ $  362,013  $ 61,759   $141,624  $ 133,795  $  18,285   $   5,562  $      988
Residential real estate ...........    169,368       401        945      3,025     10,118      24,159     130,720
Purchased residential real estate .  1,336,100         0        146     10,609     15,432     153,737   1,156,176
Real estate construction ..........    439,418   120,342    239,682     79,021          0         373           0
Consumer (2) ......................    346,991    10,269     60,968    216,779     33,255      25,613         107
Commercial business (5) ...........    217,427   143,934     43,471     18,497     11,087         438           0
                                     ---------   -------    -------   --------   --------    --------   ---------
Total loans (3).................... $2,871,317  $336,705   $486,836  $ 461,726  $  88,177   $ 209,882  $1,287,991
                                     =========  ========   ========  =========  =========   =========  ==========
Total securities available for
 sale (3)(4)....................... $  597,520  $ 48,853   $ 36,227  $   3,051  $  45,094   $       0  $  464,295
                                     =========   =======    =======   ========   ========    ========  ==========

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2)  Includes second mortgage loans and lease financing.
(3)  Actual principal repayments may differ from information shown above.
(4) Includes in 1999 marketable equity securities available for sale of $17.1 million.
(5)  Includes due from foreign banks.


     Loan Concentration -- BankAtlantic's geographic loan concentration at December 31, 1998 was:

               Florida ..............    45%
               California............    10%
               Northeast.............    12%
               Other ................    33%
                                        ---
                Total ...............   100%
                                        ===

     The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 1998. The concentration in California, Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 1998 were (in thousands):

                                          Commercial   Real Estate
                                           Business    Construction     Total
                                          ----------   ------------   --------
One year or less .......................   $189,308      $371,623     $560,931
Over one year, but less than five years      19,535        67,795       87,330
Over five years .......................       8,584            0         8,584
                                            -------       -------      -------
                                           $217,427      $439,418     $656,845
                                            =======       =======      =======
Due After One Year:
Pre-determined interest rate ..........    $ 28,119      $ 67,795     $ 95,914
Floating or adjustable interest rate ..           0             0           0
                                            -------       -------      -------
                                           $ 28,119      $ 67,795     $ 95,914
                                            =======       =======      =======

     DEPOSITS -- Deposit accounts consisted of the following (in thousands):

                                                 December 31,
                                      -----------------------------------
                                         1998         1997         1996
                                      ---------    ---------    ---------
Interest free checking ...........   $  235,124   $  162,788   $  163,616
Interest bearing deposits:
  Insured money fund savings (1) .      421,978      289,413      358,927
  NOW account ....................      234,185      223,679      216,587
  Savings account (1) ............      127,747      262,685      170,352
  Time deposits less than $100,000      582,225      648,906      739,622
  Time deposits $100,000 and over       324,513      176,262      183,676
                                      ---------    ---------    ---------
          Total ..................   $1,925,772   $1,763,733   $1,832,780
                                      =========    =========    =========

(1) During 1998, the Company streamlined its deposit products, shifting savings accounts with large balances to the insured money fund savings category.

     Time  deposits   $100,000  and  over  had  the  following   maturities  (in
thousands):

                               December 31,
                                  1998
                               -----------
Less than 3 months..........    $ 91,434
3 to 6 months ..............      42,551
6 to 12 months .............      61,933
More than 12 months.........     128,595
                                 -------
 Total .....................    $324,513
                                 =======

     BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio and television. Most of its depositors are residents of Miami-Dade, Broward, and Palm Beach Counties, Florida at least part of the year. BankAtlantic at December 31, 1998 had $38.2 million of brokered time deposits. RBCO acted as principal agent in obtaining the deposits. BankAtlantic has several facilities for brokered certificates of deposit. These facilities are considered an alternative source of borrowings.


     The stated rates and balances at which BankAtlantic paid interest on deposits were (dollars in thousands):


                                                                        December 31,
                                                            -----------------------------------
                                                               1998         1997        1996
                                                            ---------    ---------    ---------
Interest free checking .................................   $  235,124   $  162,788   $  163,616
Insured money fund savings:  3.86% at December 31,
 1998, 3.90% at December 31, 1997, and 3.76% at
  December 31, 1996 ....................................      421,978      289,413      358,927
NOW accounts:  1.00% at December 31, 1998, 2.20 % at
  December 1997, and 1.60% at December 31, 1996, .......      234,185      223,679      216,587
Savings accounts:  1.06% at December 31, 1998, 2.04%
  at December 31, 1997, 1.30% at December 31, 1996 .....      127,747      262,685      170,352
                                                            ---------    ---------    ---------

Total non-certificate accounts .........................    1,019,034      938,565      909,482
                                                            ---------    ---------    ---------
Certificate accounts:
  0.00% to 4.00% .......................................       77,146       14,275       23,361
  4.01% to 5.00% .......................................      238,943       37,803      275,991
  5.01% to 6.00% .......................................      521,570      184,800      478,148
  6.01% to 7.00% .......................................       52,937      493,845      112,865
  7.01% and greater ....................................       11,478       90,882       30,749
                                                            ---------    ---------    ---------
Total certificate accounts .............................      902,074      821,605      921,114
                                                            ---------    ---------    ---------
Total deposit accounts .................................    1,921,108    1,760,170    1,830,596
                                                            ---------    ---------    ---------
Interest earned not credited to deposit accounts .......        4,664        3,563        2,184
                                                            ---------    ---------    ---------
          Total deposit accounts .......................   $1,925,772   $1,763,733   $1,832,780
                                                            =========    =========    =========
Weighted average stated interest rate on deposits at the
  end of each period ...................................        3.42 %       3.70 %       3.78 %
                                                            =========    ========     =========

     The amounts of scheduled maturities of certificate accounts were (dollars in thousands):


                                       Year Ending December 31,
                     --------------------------------------------------------
December 31, 1998      1999      2000     2001     2002    2003    THEREAFTER
-----------------    -------   -------   ------   ------   -----   ----------
0.00% to 4.00% ..   $ 68,986  $  6,700  $   980  $   221  $  184     $   75
4.01% to 5.00% ..    151,960    81,630    3,092      437   1,690        134
5.01% to 6.00% ..    439,583    62,593    7,432    6,264   5,340        358
6.01% to 7.00% ..     29,178     7,980    7,079    8,015     565        120
7.01% and greater      1,138    10,167       47      126       0          0
                     -------   -------   ------   ------   -----      -----
 Total ..........   $690,845  $169,070  $18,630  $15,063  $7,779     $  687
                     =======   =======   ======   ======   =====      =====


    The following table sets forth the deposit activities for the periods indicated (in thousands):

                                                              For the Year Ended December 31,
                                                             ---------------------------------
                                                               1998        1997          1996
                                                             --------    --------     --------
Net increase (decrease) before interest credited ........   $ 108,462   $(122,938)   $  15,905
Deposits acquired net of purchase accounting amortization           0           0      469,065
Interest credited .......................................      53,577      53,754       47,433
                                                               ------      ------       ------
  Total increase (decrease)   ...........................   $ 162,039   $ (69,184)   $ 532,403
                                                              =======   =========    =========


     Loans receivable composition, including mortgage-backed securities, at the dates indicated was (dollars in thousands):

                                                                      DECEMBER 31,
                                                   1998               1997                1996                1995
                                                   ----               ----                ----                ----
                                             Amount   Percent  Amount    Percent   Amount    Percent    Amount   Percent
                                             ------   -------  ------    -------   ------    -------    ------   -------
Loans receivable:
Real estate loans:
  Residential real estate ..........  $           0     0.00 % $  37,813    1.98 % $ 438,359   24.02 % $ 157,361   18.99 %
  Purchased residential real estate       1,336,100    50.89     772,932   40.41     428,722   23.50           0    0.00
  Residential real estate held for sale .   168,881     6.43     161,562    8.45      16,207    0.89      17,122    2.07
  Construction and development ..........   439,418    16.74     325,951   17.04     301,813   16.54     122,371   14.77
  FHA and VA insured ....................       487     0.02       1,025    0.05       4,013    0.22       5,183    0.63
  Commercial real estate ................   341,738    13.02     378,718   19.80     427,235   23.41     350,256   42.27
  Small business - real estate ...........   20,275     0.77      17,639    0.92           0    0.00           0    0.00
Other loans:
  Second mortgage - direct ...............   60,403     2.30      65,810    3.44      86,234    4.73      63,052    7.61
  Second mortgage - indirect .............    8,032     0.31      12,461    0.65       9,894    0.54      25,621    3.09
  Commercial business ....................   91,591     3.49      41,858    2.19      78,177    4.28      64,194    7.75
  Small business - non-mortgage ..........   98,543     3.75      13,757    0.72           0    0.00           0    0.00
  Lease finance ..........................   25,055     0.95           0    0.00           0    0.00           0    0.00
  Due from foreign banks .................   27,293     1.04      12,256    0.64           0    0.00           0    0.00
  Consumer - other direct ................   40,930     1.56      51,558    2.69      76,506    4.19      37,502    4.53
  Consumer - other indirect ..............   212,571    8.09     204,689  10.70      172,056    9.43      96,042   11.59
                                             -------    ----     -------  -----     -------     ----      ------   -----
        Total ............................ 2,871,317  109.36   2,098,029 109.68    2,039,216  111.75     938,704  113.30
                                           ---------  ------   --------- ------   ---------   ------     -------  ------
Adjustments:
Undisbursed portion of loans in process ..   218,937    8.34     163,237   8.53     190,874    10.45      89,896   10.85
Other ....................................         0    0.00           0   0.00           0     0.00           0    0.00
Unearned discounts on commercial
 real estate loans ........................      286    0.01         669   0.03         705     0.04         793    0.10
Unearned discounts (premium) on purchased
real estate and consumer loans .......       (11,563)  (0.44)     (7,047) (0.37)     (2,762)   (0.15)        385    0.05
Allowance for loan losses ......... ..        37,950    1.45      28,450   1.49      25,750     1.41      19,000    2.30
                                              ------    ----      ------   ----      ------     ----      ------    ----
        Total loans receivable, net ..   $ 2,625,707   100.00%$1,912,720 100.00% $1,824,649   100.00% $  828,630  100.00 %
                                         ===========   ====== ========== ======  ==========   ======  ==========  ======

Mortgage-backed securities:
FNMA mortgage backed securities ......   $   117,111    20.42% $ 207,738  36.06 % $ 101,381    34.40 % $132,554    22.18 %
GNMA and FHLMC mortgage-backed securities    149,743    26.12    368,379  63.94     193,359    65.60    465,197    77.82
FNMA real estate mortgage investment
conduits .............................        32,980     5.75          0  0.00         0.00     0.00          0     0.00
FHLMC real estate mortgage investment
 conduits ............................       273,568    47.71          0  0.00         0.00     0.00          0     0.00
                                             -------    -----          -  ----         ----     ----          -     ----
        Total mortgage-backed
securities (1)                           $   573,402   100.00 % $576,117 100.00 % $ 294,740  100.00 % $ 597,751   100.00 %
           ==                            ===========   ======   ======== ======   =========  ======   =========   ======
Banker's acceptances ........             $    9,662   100.00 % $160,105 100.00 % $     207  100.00 % $       0     0.00 %
                                          ==========   ======   ======== ======         ===  ======   =========     ====


                                              DECEMBER 31,
                                                   1994
                                             Amount   Percent
                                             ------   -------
Loans receivable:
Real estate loans:
  Residential real estate ..........  $  102,677  18.79 %
  Purchased residential real estate            0   0.00
  Residential real estate held for sale    6,843   1.25
  Construction and development .........  45,725   8.37
  FHA and VA insured ...................   6,395   1.17
  Commercial real estate ................303,877  55.61
  Small business - real estate ..........      0   0.00
Other loans:
  Second mortgage - direct .............. 40,564   7.42
  Second mortgage - indirect ............ 34,585   6.33
  Commercial business ................... 24,566   4.50
  Small business - non-mortgage .........      0   0.00
  Lease finance ..........................     0   0.00
  Due from foreign banks .................     0   0.00
  Consumer - other direct ................16,386   3.00
  Consumer - other indirect ..............32,373   5.93
                                         -------   ----
        Total ...........................613,991 112.37
                                        -------- ------
Adjustments:
Undisbursed portion of loans in process . 49,981   9.15
Other ....................................    63   0.01
Unearned discounts on commercial
 real estate loans ........................  874   0.16
Unearned discounts (premium) on purchased
real estate and consumer loans .......       427   0.08
Allowance for loan losses ......... ..    16,250   2.97
                                          ------   ----
        Total loans receivable, net .   $546,396 100.00 %
                                        ======== ======
Mortgage-backed securities:
FNMA mortgage backed securities ...... $147,652   23.52 %
GNMA and FHLMC mortgage-backed
securities                              480,230   76.48
FNMA real estate mortgage investment
conduits ............................         0    0.00
FHLMC real estate mortgage investment
 conduits ...........................         0    0.00
                                              -    ----
        Total mortgage-backed
securities (1)                        $627,882   100.00 %
           ==                         ========   ======
Banker's acceptances ........    $           0     0.00 %
                                          ====     ====




(1) Includes net unrealized appreciation on mortgage-backed securities available for sale of $2.1 million, $1.4 million, $851,000, $8.8 million and $314,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

ASSET AND LIABILITY MANAGEMENT

     BankAtlantic originates commercial real estate loans, commercial business loans, small business loans, and consumer loans which generally have higher yields and shorter durations than residential real estate loans. BankAtlantic originates residential loans with both fixed and adjustable rates, however the majority of residential loans originated are currently sold to correspondents. BankAtlantic also purchases residential loans with both fixed and adjustable rates, which are retained for portfolio. Since these bulk loan purchases are acquired periodically, management believes it is in a better position (unlike the case of individual loan originations) to manage the interest rate risk in this portfolio due to the size and generally homogeneous nature of these purchases. BankAtlantic also acquires mortgage-backed securities and Treasury securities with intermediate terms. During recent years in order to lower its cost of funds, BankAtlantic has not emphasized certificates of deposit and seeks to generate low cost transaction accounts as market opportunities allow. See "Mortgage-Backed Securities and Investment Securities." In managing its asset and liabilities, management continually assesses:

     1)    general economic conditions,
     2)    the interest rate environment, and
     3)    the yields and credit risk associated with alternative investments.


MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.


EQUITY PRICE RISK

     The Company (including RBCO) maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 1998 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.
                                                       Total
                              Available   Securities   Dollar
    Percent       Trading     for Sale    Sold Not     Change
   Change in    Securities   Securities     Yet        from
  Fair Value    Fair Value   Fair Value  Purchased       0%
  ----------    ----------   ----------  ---------    --------
                       (dollars in thousands)

      20 %     $    36,006  $    20,516  $   3,446   $   9,994
      10 %     $    33,006  $    18,807  $   3,159   $   4,998
       0 %     $    30,005  $    17,097  $   2,872   $       0
     (10)%     $    27,005  $    15,387  $   2,585   $  (4,998)
     (20)%     $    24,004  $    13,678  $   2,298   $  (9,994)

     During 1998, the Company began trading government securities which are generally bought and sold on the same day. In addition, RBCO is a market maker in equity securities which could, from time to time require them to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.


     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 1998 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the Company's:

        /Bullet/     loan portfolio,
        /Bullet/     debt securities available for sale,
        /Bullet/     investment securities,
        /Bullet/     FHLB stock,
        /Bullet/     Federal Funds sold,
        /Bullet/     deposits,
        /Bullet/     advances from FHLB,
        /Bullet/     securities sold under agreements to repurchase,
        /Bullet/     Federal Funds purchased,
        /Bullet/     Subordinated Debentures,
        /Bullet/     Trust Preferred Securities, and
        /Bullet/     off-balance sheet loan commitments.

The Company has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $71.8 million at December 31, 1998.

     The model calculates the net potential gains and losses in net portfolio fair value by:

    (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at December 31, 1998,
    (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,
    (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

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

     The prepayment assumptions used in the model are disclosed in BankAtlantic's Cumulative Rate Sensitivity GAP at December 31, 1998.
Subordinated debentures and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. The Company's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.


     Presented below is an analysis of the Company's interest rate risk at December 31, 1998 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.


                   Net Portfolio
       Changes         Value          Dollar
       in Rate        Amount          Change
       --------    -------------    ---------
               (dollars in thousands)


        +200 bp     $  297,510     $  (70,272)
        +100 bp     $  351,652     $  (16,130)
           0 bp     $  367,782     $        0
       (100) bp     $  310,908     $  (56,874)
       (200) bp     $  259,775     $ (108,007)

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions related to:

    /Bullet/   interest rates,
    /Bullet/   loan prepayment rates,
    /Bullet/   deposit decay rates,
    /Bullet/   market values of certain assets under various interest rate scenarios, and.
    /Bullet/   repricing of certain borrowings

     It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the Company may take in the future.


INTEREST RATE SENSITIVITY

     BankAtlantic's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on its interest-earning  assets  (such  as  loans)  and  its  interest  expense  on its interest-bearing liabilities (such as deposits). Like most financial institutions, changes in general interest rate levels and other economic factors affect BankAtlantic's profitability. If there is a mismatch between the dollar amount of repricing or maturing assets ( such as loans) and liabilities (such as time deposits), a financial institution is said to have an "interest rate sensitivity gap." A financial institution's interest rate risk arises from an interest rate sensitivity gap. Financial institutions measure this interest rate risk in terms of the ratio of the interest rate sensitivity gap to the institution's total assets. If more assets reprice or mature over a given time frame than liabilities, the financial institution is considered "asset-sensitive." This risk is reflected as a positive gap. Conversely, if more liabilities reprice or mature over a given time frame than assets, the financial institution will be considered "liability-sensitive." This risk is reflected as a negative gap.

     An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment (because more interest-earning assets will be repriced or replaced at higher interest rates than interest-paying liabilities). In a falling interest environment an asset-sensitive position will generally negatively impact earnings (since more interest-earning assets will be repriced or replaced at lower interest rates than interest-bearing liabilities). Conversely, a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment (more interest-bearing liabilities are replaced or repriced at lower rates than interest-earning assets) and negatively impact earnings in a rising interest rate environment (more interest-bearing liabilities will be replaced or repriced at higher rates than interest-earning assets).

     At December 31, 1998, BankAtlantic had a one year positive cumulative gap of 7.83%. This positive one year gap position may, as noted above, have a negative impact on BankAtlantic's earnings in a declining interest rate environment. However, it is important to note that the Company makes a number of assumptions to calculate its interest rate sensitivity gap. These assumptions relate to interest rates, loan prepayment rates and deposit decay rates and the assumptions may not prove to be correct. Accordingly, the Company's interest rate sensitivity gap may not accurately reflect the impact of changes in interest rates on the Company's profitability. In addition, management of BankAtlantic may take anticipatory or reactive measures in response to changes in interest rates that are not reflected in the interest rate sensitivity calculation. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, there is no assurance that these strategies will be successful.


ADVERSE IMPACT OF ACCELERATED PREPAYMENTS ON NET INTEREST INCOME

     Generally, as interest rates fall, loan prepayments accelerate. Due in significant part to current historically lowinterest rates, BankAtlantic has experienced a high volume of loan prepayments in its mortgage portfolio and in its servicing portfolio during the year ended December 31, 1998. Those prepayments adversely affected its results of operations during this period. BankAtlantic completely amortizes the remaining MSRs upon prepayment of the associated loan. The yields earned with respect to the portion of BankAtlantic's mortgage portfolio which were prepaid were greater than alternative short term investments in which BankAtlantic reinvested such funds, also adversely impacting the results of operations for the period. Significant loan prepayments in BankAtlantic's mortgage portfolio and MSR portfolio in the future could have a similar adverse effect on results of operations. Prepayments of the underlying loans also may have an adverse effect on BankAtlantic's ability to sell MSRs at the value estimated at December 31, 1998. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce interest income. At December 31, 1998, BankAtlantic serviced approximately 36,000 loans with outstanding principal balances serviced of $3.5 billion representing net MSRs of $44.3 million. See the discussion below relating to the Company's decision to exit the MSB.

ADVERSE IMPACT OF ACCELERATED PREPAYMENTS ON VALUATION OF FINANCIAL INSTRUMENTS

     Changes in general interest rate levels also affect the valuation of the Company's assets and liabilities, including MSRs, that are interest rate sensitive. The Company may be required under generally accepted accounting principles to establish a valuation allowance to reflect a decline in the market value of its assets as a result of changes in interest rates. For the year ended December 31, 1998, BankAtlantic established a valuation allowance of $10.7 million ($15 million at September 30, 1998) to reflect the decline in the market value of its MSRs primarily as a result of historically low interest rate levels causing anticipated acceleration of prepayments of the loans associated with the MSRs. While the Company intends to exit the MSB the Company's results of operations would be adversely affected in future periods if changes in interest rates adversely impact the market value of its assets and liabilities. The MSB has been categorized as a discontinued operation in the accompanying Consolidated Statement of Operations.



                                           BankAtlantic's Cumulative Rate Sensitivity Gap at December 31, 1998
                                                                        181 Days
                                                0-90           91-180     to 1         1 - 3       3 - 5         5 - 10      10 - 20
Dollars in thousands)                          Days            Days      Year          Years      Years         Years        Years
---------------------                          ----            ----      ----          -----      -----         -----        -----


Interest earning assets:

Investment securities (5)(6) ............... $    65,730 $       9,864 $    12,432      1,126            0$           0 $         0
Conventional single family (1)..............     100,923        92,248     163,337     438,691     195,747      145,539       8,756
Adjustable single family (2) ...............      59,019        15,239      39,027     135,936      68,480       42,216           0
Securities available for sale-fixed rates ..       2,132         3,460      15,819      81,236      71,539      102,122           0
Securities available for sale floating
  rates (2).................................      62,264        25,576      20,367      57,795     138,112            0           0
Commercial real estate loans(1).............      12,700         6,457      21,812      89,334      98,414        7,417           0
Adjustable commercial real estate loans (2)      303,981        10,183     251,133           0           0            0           0
Commercial business including banker's
 acceptances................................      41,943        22,691       8,006      16,686       2,849        8,584           0
Commercial business adjustable .............     126,330             0           0           0           0            0           0
Lease financing ............................       1,561         1,632       3,489      17,500         873            0           0
Consumer........................................  51,370        36,089      58,949     115,887      21,056        2,316           0
Consumer prime rate ........................      36,269             0           0           0           0            0           0
                                                  ------             -           -           -           -            -           -
Total interest earning assets ..............     864,222       223,439     594,371     966,039     598,196      308,194       8,756
                                                 -------       -------     -------     -------     -------      -------       -----
Interest bearing liabilities:
Money fund savings (4) .....................      83,340        66,881     107,344      86,136      41,009       37,268           0
Savings and NOW (4) ........................      26,354        24,246      43,998     119,368      44,796      103,170           0
Certificate accounts (8) ...................     301,207       168,136     221,502     187,700      22,842          687           0
Borrowings:
Securities sold under agreements to ........     175,424             0           0           0           0            0           0
repurchase
Advances from FHLB  and Federal Funds
   purchased (7) ...........................     132,000        15,550      27,343      92,171     231,008      565,000           0
             --                                  -------        ------      ------      ------     -------      -------           -
Total interest-bearing liabilities .........   $ 718,325     $ 274,813  $  400,187 $   485,375    $339,655    $ 706,125 $         0
                                               =========     =========  ========== ===========    ========    ========= ===========
Interest rate sensitivity GAP (repricing ...   $ 145,897      $(51,374)    194,184     480,664     258,541     (397,931)      8,756
difference)
Cumulative GAP .............................   $ 145,897 $      94,523   $ 288,707    $769,371  $1,027,912   $ 629,981    $ 638,737
Cumulative ratio of GAP to total assets ....        3.96%         2.56 %      7.83 %     20.87       27.88 %     17.09%       17.32
                                                    ====          ====        ====       =====       =====       =====        =====




                                           BankAtlantic's Cumulative Rate Sensitivity Gap at December 31, 1998

                                               >20
Dollars in thousands)                         Years        Total


Interest earning assets:

Investment securities (5)(6) ..............         0     102,126
Conventional single family (1).............       311   1,145,552
Adjustable single family (2) ..............         0     359,917
Securities available for sale-fixed rates ..        0     276,308
Securities available for sale floating
  rates (2).................................        0     304,114
Commercial real estate loans ...............        0     236,134
Adjustable commercial real estate loans (2)         0     565,297
Commercial business including banker's
 acceptances................................        0     100,759
Commercial business adjustable .............        0     126,330
Lease financing ............................        0      25,055
Consumer.....................................       0     285,667
Consumer prime rate ........................        0      36,269
                                                    -      ------
Total interest earning assets ..............      311   3,563,528
                                                  ---   ---------
Interest bearing liabilities:
Money fund savings (4) .....................        0     421,978
Savings and NOW (4) ........................        0     361,932
Certificate accounts (8) ...................        0     902,074
Borrowings:
Securities sold under agreements to ........        0     175,424
repurchase
Advances from FHLB  and Federal Funds
   purchased (7) ...........................        0   1,063,072
                                                    -   ---------
Total interest-bearing liabilities .........        0   2,924,480
                                                    =   =========
Interest rate sensitivity GAP (repricing ...    8,756 $       311
difference)
Cumulative GAP .............................  638,737   $ 639,048
Cumulative ratio of GAP to total assets ....    17.32 %     17.33 %
                                                =====       =====





(1)   Fixed rate  mortgages  are shown in periods which  reflect  normal  amortization  plus  prepayments  of 20-32% per annum, depending on coupon.
(2)   Adjustable  rate  mortgages  and  securities  available  for  sale-floating  rate are shown in the  periods  in which the mortgages are scheduled for repricing.
(3)   Fixed rate securities  available for sale are shown in periods which reflect normal  amortization  plus prepayments equal to BankAtlantic's experience of 18-25% per annum.
(4)   BankAtlantic  determines  deposit run-off on money fund checking,  savings and NOW accounts based on statistics  obtained from  external  sources.  BankAtlantic  does not  believe  its  experience  differs  significantly  from  these  sources.
      Interest-free  transaction  accounts  are  non-interest  bearing  liabilities  and are  accordingly,  excluded  from  the cumulative rate sensitivity gap analysis.

                                          Within   1 - 3    3 - 5    Over 5
                                          1 Year   Years    Years    Years
                                          ------   -----    -----    -----
 Money fund savings accounts decay rates   17 %     17 %     16 %     16 %
 NOW and savings accounts decay rates ..   37 %     32 %     17 %     17 %
                                           ===      ===      ===      ===
(5)   Includes FHLB stock and federal funds sold.
(6)   Tax certificates are shown in periods which reflects normal  repayment equal to  BankAtlantic's  experience of 10% of the outstanding monthly balance.
(7)   Included in advances from FHLB were $765.0  million of European  callable  advances.  The repricing  date of the callable advance utilized in the above table was the final maturity date due to lower advance rates at December 31, 1998.
(8)   The amounts of scheduled  maturities of certificate  accounts and related  interest rates are disclosed under the heading
      "Financial Condition - Deposits" elsewhere in this report.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash flow is dividends from BankAtlantic. The Company also obtains funds upon the exercise of outstanding stock options to acquire its stock and, as previously noted, through the sale of common shares and issuance of debt securities. The Company's annual debt service associated with its $246.9 million of 9%, 6 3/4%, and 5 5/8% Debentures and its Trust Preferred Securities is approximately $18 million. The Company's estimated current annual dividends to common shareholders is $4 million. During 1998, the Company received $22 million of dividends from BankAtlantic.

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

     Deposits have been the principal source of BankAtlantic's funds for use in lending and for other general business purposes, however, loan repayments, sales of securities, capital contributions from the Company, advances from the Federal Home Loan Bank ("FHLB") of Atlanta and other borrowings, and the use of repurchase agreements have been additional sources of funds. Loan principal prepayments and deposit inflows and outflows are significantly influenced by general interest rates. Borrowings may be used by BankAtlantic on a short to intermediate term basis to compensate for reductions in normal sources of funds such as savings inflows, and to provide additional liquidity investments. On a long-term basis, borrowings may support expanded lending activities and purchases of loans and investments. BankAtlantic has borrowed primarily from the FHLB of Atlanta and through the use of repurchase agreements and in 1998, brokered deposits.

     The Company and BankAtlantic currently engage in real estate development and investment activities through the ownership of SLWHC and equity investments in real estate limited partnerships and there is significant volatility in the timing of real estate sales. There is no assurance that periodic sales of properties from SLWHC or the real estate investments will be sufficient to fund operating expenses in future years. SLWHC had approximately $5.2 million in operating expenses during 1998. To the extent real estate sales are not adequate to cover operating expenses, it may be necessary to fund the operating deficit.

     A summary of the Company's consolidated cash flows follows (in thousands):

                                          For the Years Ended December 31,
                                        ------------------------------------
                                          1998         1997         1996
                                        --------     --------     --------
Net cash provided (used) by:


 Operating activities ..............   $ 177,180    $ 246,386    $  29,159
 Investing activities ..............    (792,562)    (684,645)    (336,615)
 Financing activities ..............     633,418      411,903      346,732
                                        --------     --------     --------
Increase (decrease) in cash and cash
 equivalents and due from banks ....   $  18,036    $ (26,356)   $  39,276
                                        ========     ========     ========

     Cash flows from operations decreased from 1998 to 1997 primarily due to $157.2 million of loan fundings and purchases of residential loans held for sale during 1998 compared to $79.8 million of loan fundings during 1997.

     Cash flows from operations increased in 1997 from 1996 principally due to proceeds from sales of loans held for sale of $280.7 million net of fundings of such loans of $79.8 million.

     Cash used by investing activities increased by $107.9 million for 1998 compared to 1997. The increase primarily resulted from $2.3 billion in loan fundings and purchases during 1998 compared to $1.2 billion during 1997. The loan funding increases were partially offset by $1.5 billion of loan repayments during 1998 compared to $947.3 million of loan repayments during 1997.

     Cash used by investing activities increased by $348.0 million from 1996 to 1997. Such increase was principally the result of increases of $433.2 million and $159.7 million in purchases of available for sale securities and banker's acceptances, respectively, net of an increase of $398.7 million in principal reductions on loans.

     Cash provided by financing activities increased by $222.1 million in 1998 compared to 1997. The increase primarily resulted from higher deposits, and short term borrowings of $231.4 million and $235.2 million, respectively. The above were partially offset by $168.4 million of net proceeds from debentures in 1997 compared to $0 in 1998 and a $55.1 million decline in net proceeds received from FHLB advances.

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

     In March 1998, the Company announced a plan to repurchase up to 2.0 million shares of the Company's common stock. As of December 31, 1998, the Company had repurchased, in the secondary market, 769,500 shares of Class B common stock for $10.9 million and from January 1, 1999 through March 15, 1999, the Company repurchased, in the secondary market, 999,700 shares of Class A common stock for $8.4 million. These shares were retired at the time of repurchase.

     Management believes that the Company, BankAtlantic and RBCO have adequate liquidity to meet their business needs and regulatory requirements.

     The Indentures relating to the Company's 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These Indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1998 and 1997 the Company designated $5.8 million of securities available for sale to satisfy the above provisions.

     In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in an identical principal amount of the Company's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, the Company contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. Offering costs of $2.9 million were paid by the Company. BBC Capital's sole asset is $77.1 million in aggregate principal amount Junior Subordinated Debentures. In October 1998, Jasper Eanes resigned as an administrative trustee of BBC Capital and was replaced by Jarett Levan.

     Holders of the Trust Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities held by the Company. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

     On November 25, 1997, in a public offering, the Company issued 4,312,500 shares of Class A common stock and $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The net proceeds to the Company from the sale of Class A common stock were $43.4 million net of $107,000 expenses and $96.5 million from the issuance of the 5 5/8% Debentures net of $3.5 million of deferred offering costs. The 5 5/8% Debentures are convertible at an exercise price of $12.94 per share into an aggregate of 7,727,975 shares of Class A common stock. The 5 5/8% Debentures are redeemable at any time on or after December 1, 2000 at the option of the Company, in whole or in part, at fixed redemption prices. The Company contributed the entire net proceeds of the offering to BankAtlantic where it was available to support BankAtlantic's growth, both internal and via acquisitions.

     The Company previously announced that it is considering alternatives relating to its 100% ownership of its real estate operations conducted through BDC. The alternatives include a full or partial spin-off to shareholders, a public offering for all or a portion of such operations or continued total ownership and operation. Any partial or total disposition would be subject to regulatory approval and the structure of the transaction could also be impacted by income tax considerations. As of December 31, 1998, the Company's investment in BDC amounted to $43 million and included SLW and six joint ventures. Such investment is currently excluded for purposes of calculation of BankAtlantic's regulatory capital compliance. The impact to the Company of any type of disposition of BDC is dependent upon the consideration to be received by the Company for such disposition. Any form of disposition which results in consideration to the Company or BankAtlantic at less than the value of its investment in BDC could negatively impact the Company and BankAtlantic's financial condition and results of operations. However, as discussed elsewhere herein, there are significant risks associated with real estate development activities and there is no assurance that the Company's continued involvement in these activities will positively contribute to the Company's or BankAtlantic's financial condition or results of operations. (See "Regulation and Supervision--Dividends and Other Capital Distributions".)

     BankAtlantic's primary sources of funds have been deposits, principal repayments of loans, securities available for sale and tax certificates, proceeds from the sale of loans, mortgage servicing rights and investment securities, proceeds from securities sold under agreements to repurchase, advances from FHLB, operations, other borrowings, and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit. The FHLB has granted BankAtlantic an unused $1.1 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans.. BankAtlantic has various facilities to acquire broker deposits. These facilities may be exercised as an alternative source of borrowings, when and if needed. BankAtlantic during 1998 acquired brokered deposits through RBCO. BankAtlantic has established $65.0 million lines of credit with four federally insured banking institutions to purchase Federal Funds. At December 31, 1998, BankAtlantic held $18.5 million of Federal funds.

     Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 4% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 20.94% under these regulations at December 31, 1998. See "Regulation and Supervision -- Savings Institution Regulations -- Liquidity Requirements of the OTS."

     Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $217.2 million, $336.4 million and $83.7 million at December 31, 1998, 1997 and 1996, respectively. BankAtlantic has historically funded its commitments out of loan repayments, short and intermediate term borrowings. At December 31, 1998, loan commitments were approximately 8.24% of loans receivable, net.

     As more fully described under "Regulation and Supervision -- Savings Institution Regulations -- Capital Requirements," BankAtlantic is required to meet all capital standards promulgated pursuant to FIRREA and FDICIA.

     SUBJECT PORTFOLIO -- From 1987 through 1990, BankAtlantic purchased in excess of $50 million of indirect homeimprovement loans from certain dealers, primarily in the northeastern United States. BankAtlantic ceased purchasing loans from such dealers in the latter part of 1990. These dealers were affiliated with each other but were not affiliated with BankAtlantic. In connection with loans originated through these dealers, BankAtlantic funded amounts to the dealers as a dealer reserve. Such loans and related dealer reserves are referred to herein as the "Subject Portfolio."

     In late 1990, questions arose relating to this portfolio and such questions revolved around practices which were intended to defraud BankAtlantic. As a consequence of this activity BankAtlantic filed a claim with its insurance carrier which resulted in payments of $18 million by the carrier to BankAtlantic during 1992 through 1994. The carrier has no obligation to make further payments on this matter to BankAtlantic. As part of the settlement agreement with the carrier ("Covenant"), BankAtlantic agreed to and did file suit against certain third parties. The Covenant provides that in the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amount until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic to obtain such recoveries. A trial against various wrongdoers was held in February 1998 and judgment was entered in favor of BankAtlantic and the carrier against over fifty third party defendants, individuals and corporations. A number of these third party defendants have been convicted of criminal fraud. Additionally, BankAtlantic has been named as a defendant in various litigation instituted by or for the benefit of various consumers who were mortgagors of the loans. At December 31, 1998, all such litigation had been resolved except for the ongoing action in New Jersey, discussed below.

     Two actions were filed in New Jersey. One of the New Jersey actions was brought on behalf of the State of New Jersey and was resolved in 1995. The remaining New Jersey action, which was brought against over 25 parties, including BankAtlantic, purported to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, rescission of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; and plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The plaintiffs appealed this ruling to the Superior Court of New Jersey Appellate Division which, in March 1998, denied the plaintiffs motion to appeal. Plaintiff subsequently appealed to the Supreme Court of New Jersey which, on June 30, 1998, granted plaintiffs motion to appeal and remanded the matter to the Appellate Division to consider the class issue on its merit. The Appellate Division has set March 24, 1999 for oral arguments on this matter.


DIVIDENDS

     The Company intends to pay regular quarterly cash dividends on its common stock. Funds for dividend payments and interest expense on the 9%, 6 3/4%, 5 5/8% Debentures and 9 1/2% Trust Preferred Securities are or will be dependent upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels and net income. See "Regulation and Supervision - Restriction on Dividends and Other Capital Distributions."

     Subject to the results of operations and regulatory capital requirements for BankAtlantic, the Company will seek to declare regular quarterly cash dividends on its common stock. The Company has previously effected stock splits in the form of a stock dividend of Class A common stock to both Class A and Class B common shareholders. Due to accounting and tax considerations, adjustment for such stock dividends to Class B common stock options previously granted under the Company's option plans are made only in Class B common stock.


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

     The Company has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. The Company has established a year 2000 action plan which was presented to the Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of the Company's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation
- Systems should be certified as Year 2000 ready by the business users, and (6) Contingency planning - determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

     The Company believes that it has completed the awareness and assessment phases of its action plan. Renovation, validation and implementation phases were approximately 80% completed at December 31, 1998 with anticipated 95% and 100% completion as of March 31, 1999 and June 30, 1999, respectively. The contingency planning phase was 50% completed as of December 31, 1998, and is scheduled to be 90% complete as of March 31, 1999 and 100% completed as of June 30, 1999.

     Although the Company expects to meet its action plan schedule, there is no assurance that this timetable will be completed according to schedule.

     The majority of the Company's mission critical information technology system structure ("IT") has been outsourced to third party vendors. The Company's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. The Company has various non-IT systems with embedded microcontrollers, including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. The above IT and non-IT systems could fail or create erroneous results by or at the year 2000.

     The Company relies on third party vendors to perform loan, deposit, general ledger and other application processing. The Company is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors completed the update of the application programs during the fourth quarter of 1998 with the Company testing the programs during the first quarter of 1999. Although the Company currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to the Company. Included in the Statement of Operations during the year ended December 31, 1998 were $210,000 of third party expenses related to the year 2000 action plan. The Company estimates that it will spend approximately $100,000 on year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the year 2000 project.

     Risk factors associated with the year 2000 event include the risk that the Company's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. The Company is currently assessing the probability of these events occurring and is formulating contingency plans. The Company could be also subjected to litigation due to year 2000 noncompliance from customers, borrowers and suppliers as a result of both internal and third party system failures. The Company as part of its action plan has sent brochures to customers, and questionnaires to borrowers and suppliers, and as mentioned above is addressing both IT and non-IT year 2000 issues. Further, the credit quality of the Company's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses. The Company's underwriting and credit policies include consideration of a borrower's potential year 2000 issues. There is no assurance that the Company's borrowers will be able to meet their obligations to the Company if these borrowers experience year 2000 problems.

     Certain assets of the Company may have to be replaced, based on upgrades to equipment and software that are part of the Company's normal business needs, rapidly developing technology, and a three year capital equipment and software replacement plan. The Company does not anticipate impairment or significant replacement of assets related to the year 2000 issue.

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




              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
Independent Auditors' Report..............................................  F-3
Consolidated Statements of Financial Condition
  as of December 31, 1998 and 1997........................................  F-4
Consolidated Statements of Operations for
  each of the years in the three year period ended
  December 31, 1998 ......................................................  F-5
Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for each of the years in the three year
  period ended December 31, 1998..........................................  F-7
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998 ..............................  F-9
Notes to Consolidated Financial Statements ...............................  F-12

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
BankAtlantic Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   KPMG  LLP

fort Lauderdale, Florida
January 29, 1999

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   DECEMBER 31,
                                                                                            ------------------------
(In thousands, except share data)                                                               1998        1997
                                                                                           -----------  -----------
ASSETS
Cash and due from depository institutions ................................................  $   100,823   $   82,787
Investment securities, net - held to maturity, at cost which approximates market value ...       51,811       55,213
Loans receivable, net ....................................................................    2,466,488    1,911,263
Loans held for sale ......................................................................      168,881      161,562
Securities available for sale (at market value) ..........................................      597,520      607,490
Trading securities (at market value) .....................................................       30,005        5,067
Accrued interest receivable ..............................................................       27,771       22,624
Real estate held for development and sale and joint ventures .............................       67,845       18,638
Real estate owned, net ...................................................................        5,503        7,528
Office properties and equipment, net .....................................................       58,090       51,130
Federal Home Loan Bank stock, at cost which approximates market value ....................       52,230       34,887
mortgage servicing rights, net ...........................................................       44,315       38,789
Deferred tax asset, net ..................................................................       20,148        3,197
Cost over fair value of net assets acquired, net .........................................       55,493       26,188
Other assets .............................................................................       42,052       38,117
                                                                                            -----------   ----------
         Total assets ....................................................................  $ 3,788,975   $3,064,480
                                                                                            ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .................................................................................  $ 1,925,772   $1,763,733
Advances from FHLB .......................................................................    1,044,572      697,707
Federal Funds purchased ..................................................................       18,500        2,500
Securities sold under agreements to repurchase ...........................................      162,093       58,716
Subordinated debentures, notes and bonds payable .........................................      177,114      179,600
Guaranteed preferred beneficial interests in Company's Junior Subordinated Debentures ....       74,750       74,750
Advances by borrowers for taxes and insurance ............................................       62,346       39,397
Other liabilities ........................................................................       83,388       40,906
                                                                                            ----------    ----------
         Total liabilities ...............................................................    3,548,535    2,857,309
                                                                                            -----------   ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding            0            0
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 26,799,368 and 21,509,159 shares ...............................          268          215
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 10,356,431 and 10,690,231 shares ...............................          104          107
Additional paid-in capital ...............................................................      147,686       98,475
Unearned compensation - restricted stock grants ..........................................       (7,062)           0
Retained earnings ........................................................................       95,818      107,650
                                                                                            -----------   ----------
Total stockholders' equity before accumulated other comprehensive income .................      236,814      206,447
Accumulated other comprehensive income - net unrealized appreciation on securities
  available for sale - net of deferred income taxes ......................................        3,626          724
                                                                                            -----------   ----------
         Total stockholders' equity ......................................................      240,440      207,171
                                                                                            -----------   ----------
         Total liabilities and stockholders' equity ......................................  $ 3,788,975   $3,064,480
                                                                                            ===========   ==========

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------------
INTEREST INCOME:                                                                       1998           1997          1996
                                                                                     ---------      --------     ---------
Interest and fees on loans .....................................................     $ 208,094      $171,212     $ 107,922
Interest on banker's acceptances ...............................................         1,062           473            22
Interest on securities available for sale ......................................        34,924        31,177        38,159
Interest and dividends on investment and trading securities ....................        10,058         7,692         6,528
                                                                                     ---------      --------     ---------
        Total interest income ..................................................       254,138       210,554       152,631
                                                                                     ---------      --------     ---------
INTEREST EXPENSE:
Interest on deposits ...........................................................        66,714        68,231        54,646
Interest on advances from FHLB .................................................        52,763        27,345         9,221
Interest on securities sold under agreements to repurchase and federal
  funds purchased ..............................................................        13,767         8,906         8,480
Interest on subordinated debentures, notes and bonds payable and guaranteed
  beneficial interests in Company's Junior Subordinated Debentures .............        19,643        11,542         4,018
Capitalized interest on investments in and advances to real estate joint .......        (1,034)            0             0
ventures
                                                                                     ---------      --------     ---------
        Total interest expense .................................................       151,853       116,024        76,365
                                                                                     ---------      --------     ---------
Net interest income ............................................................       102,285        94,530        76,266
Provision for loan losses ......................................................        21,788        11,268         5,844
                                                                                     ---------      --------     ---------
Net interest income after provision for loan losses ............................        80,497        83,262        70,422
                                                                                     ---------      --------     ---------
NON-INTEREST INCOME:
Loan late fees and other loan income ...........................................         4,299         2,293         1,590
Gains on sales of loans held for sale ..........................................         4,104         6,820           534
Trading securities gains .......................................................           898         2,463             0
Gains on sales of real estate held for sale ....................................         6,055           470             0
Gains on sales of securities available for sale, net of write-downs ............           309         2,367         5,959
Gains (losses) on sales of property and equipment, net .........................           (11)          852         3,061
Principal transactions .........................................................         4,417             0             0
Investment banking .............................................................         8,345             0             0
Commissions ....................................................................         4,132           103            21
Transaction fees ...............................................................        12,589         9,302         8,600
ATM fees .......................................................................         6,650         5,329         3,944
Other ..........................................................................         5,093         3,367         3,109
                                                                                                                 ---------
                                                                                                    --------     ---------
        Total non-interest income ..............................................        56,880        33,366        26,818
                                                                                     ---------      --------     ---------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding RBCO and real estate operations .......        45,063        37,666        30,893
Employee compensation/benefits for RBCO and real estate operations .............        12,443           144             0
Occupancy and equipment ........................................................        21,444        17,693        12,823
SAIF special assessment ........................................................             0             0         7,160
Federal insurance premium ......................................................         1,042         1,084         2,495
Advertising and promotion ......................................................         5,749         2,203         2,061
Foreclosed asset activity, net .................................................           754            82          (725)
Restructuring charges and write-downs ..........................................         2,565             0             0
Pension curtailment gain, net ..................................................        (3,128)            0             0
Amortization of cost over fair value of net assets acquired ....................         3,311         2,508         1,545
Other excluding RBCO and real estate operations ................................        23,641        16,087        11,969
Other for RBCO and real estate operations ......................................         7,781           255             0
                                                                                                    --------     ---------
                                                                                                                 ---------
        Total non-interest expense .............................................       120,665        77,722        68,221
                                                                                     ---------      --------     ---------
Income before income taxes and discontinued operations .........................        16,712        38,906        29,019
Provision for income taxes .....................................................         6,526        15,248        11,380
                                                                                     ---------      --------     ---------
Income from continuing operations ..............................................        10,186        23,658        17,639
Income (loss) from operations of discontinued mortgage servicing business
  (less applicable income taxes (benefit) of ($11,101), $2,505 and $861) .......       (18,220)        4,111         1,372
                                                                                     ---------      --------     ---------
Net income (loss) ..............................................................     $  (8,034)     $ 27,769     $  19,011
                                                                                     =========      ========     =========

                                                                     (Continued)


(In thousands, except per share data)                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                         1998               1997              1996
                                                                   -------------       --------------     --------------
CLASS A COMMON SHARES
Basic earnings per share from continuing operations ..........     $        0.30       $         0.84     $         0.59
Basic earnings (loss) per share from discontinued operations .             (0.54)                0.14               0.05
                                                                   -------------       --------------     --------------
Basic earnings (loss) per share ..............................     $       (0.24)      $         0.98     $         0.64
                                                                   =============       ==============     ==============

Diluted earnings per share from continuing operations ........     $        0.29       $         0.67     $         0.54
Diluted earnings (loss) per share from discontinued operations             (0.51)                0.11               0.04
                                                                   -------------       --------------     --------------
Diluted earnings (loss) per share ............................     $       (0.22)      $         0.78     $         0.58
                                                                   =============       ==============     ==============

Basic weighted average number of common shares outstanding ...        24,161,923           18,029,784         17,616,000
                                                                   =============       ==============     ==============
Diluted weighted average number of common and common
  equivalent shares outstanding ..............................        24,792,545           27,893,534         21,968,058
                                                                   =============       ==============     ==============

CLASS B COMMON SHARES
Basic earnings per share from continuing operations ..........     $        0.27       $         0.81     $         0.68
Basic earnings (loss) per share from discontinued operations .             (0.49)                0.13               0.04
                                                                   -------------       --------------     --------------
Basic earnings (loss) per share ..............................     $       (0.22)      $         0.94     $         0.72
                                                                   =============       ==============     ==============

Diluted earnings per share from continuing operations ........     $        0.26       $         0.67     $         0.62
Diluted earnings (loss) per share from discontinued operations             (0.48)                0.10               0.04
                                                                   -------------       --------------     --------------
Diluted earnings (loss) per share ............................     $       (0.22)      $         0.77     $         0.66
                                                                   =============       ==============     ==============

Basic weighted average number of common shares outstanding ...        10,483,522           10,649,135         10,589,000
                                                                   =============       ==============     ==============
Diluted weighted average number of common and common
  equivalent shares outstanding ..............................        11,383,033           11,765,385         11,576,500
                                                                   =============       ==============     ==============

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1998

                                                                                                           ACCUMUL-
                                                                                                             ATED
                                                                                                            OTHER
                                                                COMPRE-              ADDITIONAL            COMPRE-
                                                                HENSIVE     COMMON    PAID-IN    RETAINED   HENSIVE
(In thousands)                                                  INCOME      STOCK     CAPITAL    EARNINGS  INCOME (A)     TOTAL
                                                               ---------  ---------  ---------   --------  ----------   ---------
BALANCE, DECEMBER 31, 1995...............................                 $     106  $  48,905   $ 65,817  $    5,733   $ 120,561
Net income ..............................................      $ 19,011           0          0     19,011           0      19,011
Other comprehensive income (A) ..........................        (4,985)
                                                               --------
Comprehensive income ....................................        14,026
                                                               ========
Proceeds from issuance of Class A common stock, net......                        12     17,992          0           0     18,004
Dividends on Class A common stock .......................                         0          0       (460)          0       (460)
Dividends on Class B common stock........................                         0          0     (1,699)          0     (1,699)
Exercise of  Class B common stock options................                         0        413          0           0        413
Tax effect relating to the exercise of stock options.....                         0        118          0           0        118
Purchase and retirement of Class A common stock..........                        (1)    (1,856)         0           0     (1,857)
Purchase and retirement of Class B common stock..........                        (1)    (1,401)         0           0     (1,402)
5 for 4 stock split July 1996............................                        30          0        (30)          0          0
5 for 4 stock split February 1997 .......................                        37          0        (37)          0          0
Net change in unrealized appreciation on securities
  available for sale - net of deferred income taxes......                         0          0          0      (4,985)    (4,985)
                                                                          ---------  ---------   --------  ----------   --------
BALANCE, DECEMBER 31,1996................................                       183     64,171     82,602         748    147,704
Net income ..............................................        27,769           0          0     27,769           0     27,769
Other comprehensive income ..............................           (24)
                                                               --------
Comprehensive income (A) ................................      $ 27,745
                                                               ========
Proceeds from issuance of Class A common stock, net .....                        35     43,339         0            0     43,374
Issuance of Class A common stock upon conversion of
  subordinated debentures ...............................                         0        375         0            0        375
Dividends on Class A common stock .......................                         0          0    (1,365)           0     (1,365)
Dividends on Class B common stock........................                         0          0    (1,244)           0     (1,244)
Exercise of Class A common stock options ................                         0         97         0            0         97
Exercise of Class B common  stock options ...............                         3      1,757         0            0      1,760
Tax effect relating to the exercise of  stock options....                         0        913         0            0        913
Purchase and retirement of Class A common stock .........                        (3)    (3,340)        0            0     (3,343)
Purchase and retirement of Class B common stock .........                        (8)    (8,837)        0            0     (8,845)
5 for 4 stock split July 1997............................                        48          0       (48)           0          0
5 for 4 stock split February 1998 .......................                        64          0       (64)           0          0
Net change in unrealized appreciation on  securities
  available for sale - net of deferred income taxes......                         0          0         0          (24)       (24)
                                                                          ---------  ---------  --------   ----------   --------
BALANCE, DECEMBER 31, 1997...............................                 $     322   $ 98,475   $107,650  $      724   $207,171
                                                                          =========  =========  ========   ==========   ========

                                                                     (Continued)

                                                                                                  UNEARNED    ACCUMUL-
                                                                                                  COMPEN-      ATED
                                                                           ADDI-                  SATION-      OTHER
                                                   COMPRE-                TIONAL                 RESTRICTED   COMPRE-
                                                   HENSIVE    COMMON      PAID-IN    RETAINED      STOCK      HENSIVE
(IN THOUSANDS)                                      INCOME     STOCK      CAPITAL    EARNINGS      GRANTS     INCOME (A)   TOTAL
                                                  ---------- ---------   ---------  -----------  ----------  -----------  --------
BALANCE, DECEMBER 31, 1997 .......................           $   322     $  98,475  $   107,650  $        0  $       724  $207,171

Net loss .........................................$(8,034)         0             0       (8,034)          0            0    (8,034)
                                                  -------
Other comprehensive income, net of income tax:
   Unrealized gains on securities available
     for sale.....................................  3,705
   Reclassification adjustment for losses
     included in net loss ........................   (803)
                                                   ------
Other comprehensive income (A) ...................  2,902
                                                   ------
Comprehensive loss ...............................$(5,132)
                                                  =======
Dividends on Class A common stock ................                 0             0       (2,773)          0            0    (2,773)
Dividends on Class B common stock ................                 0             0       (1,025)          0            0    (1,025)
Exercise of Class A common stock options .........                 0           200            0           0            0       200
Exercise of Class B common stock options .........                 4         1,380            0           0            0     1,384
Tax effect relating to the exercise of stock
  options.........................................                 0           709            0           0            0       709
Purchase and retirement of Class B common stock ..                (7)      (10,853)           0           0            0   (10,860)
Issuance of Class A common stock for
  acquisitions....................................                43        41,819            0           0            0    41,862
Issuance of Class A restricted stock .............                 1           583            0           0            0       584
Issuance of Class A common stock options
  upon acquisition of RBCO .......................                 0         1,582            0           0            0     1,582
Issuance of Class A common stock  upon
  conversion of subordinated debentures, net .....                 9         5,720           0            0            0     5,729
Unearned compensation - restricted stock grants ..                 0         8,071           0       (8,071)           0         0
Amortization of  unearned compensation  --
   restricted stock grants .......................                 0             0           0        1,009            0     1,009
Net change in unrealized appreciation on
  securities available for sale-net of deferred
  income taxes ...................................                 0             0           0            0        2,902     2,902
                                                             -------     ---------  ----------   ----------  -----------  --------
BALANCE, DECEMBER 31, 1998 .......................           $   372     $ 147,686  $   95,818   $   (7,062) $     3,626  $240,440
                                                             =======     =========  ==========   ==========  ===========  ========

(A) The components of comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                            ---------------------------------------
(In thousands)                                                                                1998            1997           1996
                                                                                            ---------       --------       --------
OPERATING ACTIVITIES:
Income from continuing operations ....................................................      $  10,186         23,658       $ 17,639
Income (loss) from discontinued operations ...........................................        (18,220)         4,111          1,372
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
ACTIVITIES:
Provision for loan losses ............................................................         21,788         11,268          5,844
Provision for (reversal of) losses on real estate owned ..............................          1,115            (56)          (197)
Gain on sales of real estate held for development and sale ...........................         (6,055)          (470)             0
Gains on sales of securities available for sale ......................................         (2,445)        (2,367)        (5,959)
Gains on sales of mortgage servicing rights ..........................................         (2,611)        (7,905)        (4,182)
Gains on sales of real estate owned ..................................................         (1,012)          (354)          (575)
Gains on sales of loans held for sale ................................................         (4,104)        (6,820)          (534)
(Gains) losses on sales of office properties and equipment ...........................             11           (852)        (3,061)
Depreciation, amortization and accretion, net ........................................         13,157         10,853          6,476
Amortization of mortgage servicing rights ............................................         18,977          8,210          6,849
Restructuring charges and write-downs ................................................          2,565              0              0
Provision for disposal of mortgage servicing business ................................         10,000              0              0
Provision for valuation of mortgage servicing rights .................................         10,690              0              0
Provision (benefit) for deferred income taxes ........................................        (18,263)           173          1,495
Proceeds from sales of loans held for sale ...........................................        283,138        280,703         59,942
Fundings of loans held for sale ......................................................       (127,214)       (79,832)       (57,097)
Loans purchased, classified as held for sale .........................................        (29,997)             0              0
Purchase of trading securities, net ..................................................         (4,142)        (6,243)             0
Proceeds from sales of trading securities ............................................          8,712          3,640              0
Trading securities  gains ............................................................           (898)        (2,463)             0
Write-down of securities available for sale ..........................................          2,136              0              0
Increase in accrued interest receivable ..............................................         (5,147)        (1,869)        (2,021)
Amortization of cost over fair value of net assets acquired ..........................          3,311          2,508          1,545
Increase (decrease) in other assets ..................................................           (919)         1,720            804
Pension curtailment gain, net ........................................................         (3,128)             0              0
Increase in other liabilities ........................................................         15,700          8,859            740
Write down of office properties and equipment ........................................              0              0            263
Loss on joint venture operations .....................................................             77             12              0
Provision for (reversal of ) allowance for tax certificate losses ....................            234            (98)          (184)
Decrease in securities sold not yet purchased ........................................           (462)             0              0
                                                                                            ---------       --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................        177,180        246,386         29,159
                                                                                            ---------       --------       --------

                                                                     (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------
(In thousands)                                                                         1998           1997          1996
                                                                                    -----------     --------     ----------
INVESTING ACTIVITIES:
Purchase of investment securities ..............................................        (53,214)     (47,822)      (56,884)
Proceeds from redemption and maturity of investment securities .................         58,297       47,218        52,413
Purchase of securities available for sale ......................................       (916,445)    (664,993)     (231,765)
Principal collected on securities available for sale ...........................        224,565      141,775        43,236
Proceeds from sales of securities available for sale ...........................        706,033      357,863       374,413
Loans purchased ................................................................     (1,263,502)    (524,498)     (465,942)
Principal reduction on loans ...................................................      1,498,352      947,299       548,536
Loan fundings for portfolio ....................................................     (1,072,530)    (720,620)     (692,546)
Banker's acceptances funded ....................................................       (110,180)    (159,709)          (86)
Proceeds from maturity of banker's acceptances .................................        219,808          287           108
Proceeds from sales of banker's acceptances ....................................         41,877            0             0
Cost of equipment acquired for lease ...........................................        (19,214)           0             0
Leases purchased ...............................................................         (6,054)           0             0
Principal collected on mortgage-backed securities held to maturity .............              0            0       131,361
Proceeds from sales of real estate owned .......................................          6,774        2,876         4,938
Additions to dealer reserve ....................................................         (7,525)      (9,409)       (4,203)
Additions to office properties and equipment ...................................         (9,994)      (7,934)      (10,326)
Proceeds from sales of properties and equipment ................................              0        1,144         2,666
Investments and advances to joint ventures .....................................        (38,339)      (1,325)            0
Purchases of FHLB stock net of redemptions .....................................        (17,343)     (20,100)       (1,923)
Proceeds from maturities of interest bearing deposits with banks ...............              0            0        19,795
Proceeds from sales of mortgage servicing rights ...............................         31,454       35,550        15,586
Mortgage servicing rights purchased and originated .............................        (64,176)     (45,840)      (27,681)
Proceeds for sales of real estate held for development and sale ................         12,922        2,133             0
Additional investment in real estate held for development and sale .............        (14,561)        (623)            0
Acquisitions, net of cash acquired .............................................            433      (17,917)      (38,311)
                                                                                    -----------     --------     ---------
NET CASH USED BY INVESTING ACTIVITIES ..........................................       (792,562)    (684,645)     (336,615)
                                                                                    -----------     --------     ---------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits ............................................        108,462     (122,938)       15,905
Interest credited to deposits ..................................................         53,577       53,754        47,433
Proceeds from FHLB advances ....................................................      1,727,000      763,006       577,643
Repayments of FHLB advances ....................................................     (1,380,135)    (360,999)     (488,755)
Net increase (decrease) in federal  funds purchased ............................         16,000        2,500        (1,200)
Proceeds from notes and bonds payable ..........................................          4,135          563             0
Repayment of notes and bonds  payable ..........................................         (9,051)        (903)           (1)
Net increase (decrease) in securities sold under agreements to repurchase ......        103,377     (131,872)      122,329
Proceeds from the issuance of subordinated debentures ..........................              0      100,000        57,500
Deferred costs on the issuance of subordinated debentures ......................              0       (3,488)       (2,356)
Proceeds from issuance of guaranteed preferred interests in the Company's
  Junior Subordinated Debentures ...............................................              0       74,750             0
Deferred offering costs from issuance of guaranteed preferred interests
  in the Company's Junior Subordinated Debentures ..............................              0       (2,908)            0
Payment to acquire and retire common stock .....................................        (10,860)     (12,188)       (3,259)
Issuance of common stock, net ..................................................              0       43,374        18,004
Issuance of common stock upon exercise of stock options ........................          1,584        1,857           413
Receipts of advances by borrowers for taxes and insurance, net .................         22,949        9,738         5,235
Common stock dividends paid ....................................................         (3,620)      (2,343)       (2,159)
                                                                                    -----------     --------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................        633,418      411,903       346,732
                                                                                    -----------     --------     ---------
Increase (decrease) in cash and cash equivalents ...............................         18,036      (26,356)       39,276
Cash and cash equivalents at the beginning of period ...........................         82,787      109,143        69,867
                                                                                    -----------     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $   100,823       82,787     $ 109,143
                                                                                    ===========     ========     =========

                                                                     (Continued)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                        ------------------------------------
(In thousands)                                                                             1998          1997         1996
                                                                                        ---------     ---------     --------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings and deposits ...........................................    $ 149,375     $ 112,161     $ 71,656
Income taxes paid ..................................................................        9,372        15,060        8,600
Loans transferred to real estate owned .............................................        4,852         5,076        1,788
Residential loans transferred to held for sale .....................................      108,465       321,360            0
Loans charged-off ..................................................................       16,095        11,330        7,718
Real estate owned charged-off ......................................................        1,415           244          803
Tax certificates charged-off (recoveries), net .....................................          163           419           (2)
Issuance of Class A common stock upon conversion of subordinated
  debentures .......................................................................        5,729           375            0
Issuance of Class A common stock upon acquisitions .................................       41,862             0            0
Issuance of Class A common stock options upon acquisition of RBCO ..................        1,582             0            0
Issuance of Class A restricted stock ...............................................          584             0            0
Increase in real estate held for development and sale resulting from
  St. Lucie West Holding Company ("SLWHC") purchase accounting adjustments .........        1,502             0            0
Decrease in other assets resulting from SLWHC purchase accounting
  adjustment .......................................................................       (1,502)            0            0
Increase in equity for the tax effect related to the exercise of
  stock options ....................................................................          709           913          118
Class A common stock cash dividends declared and paid in subsequent
  period ...........................................................................          737           496          168
Class B common stock cash dividends declared and paid in subsequent
  period ...........................................................................          260           321          384
Net change in unrealized appreciation (depreciation) on securities
 available for sale ................................................................        4,678           (39)      (8,115)
Change in deferred taxes on net unrealized (depreciation) appreciation
  on securities available for sale .................................................        1,776           (15)      (3,130)
Change in stockholders' equity from net unrealized (depreciation)
  appreciation on securities available for sale, less related deferred
  income taxes .....................................................................        2,902           (24)      (4,985)
Proceeds receivable from sales of mortgage servicing rights ........................        7,639         7,388        9,522
Originated mortgage servicing rights ...............................................          111         1,668          311
Proceeds receivable from sales of properties leased to others ......................            0             0        5,401
Transfer from securities available for sale to trading securities ..................        1,755         6,230            0

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic and Ryan Beck & Co. ("RBCO") and its wholly owned subsidiaries. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. During 1997 BankAtlantic acquired St. Lucie West Holding Company ("SLWHC"). SLWHC is the developer of a master planned community located in Port St. Lucie, Florida. The Company acquired Leasing Technologies Inc. ("LTI") and contributed the common stock to BankAtlantic in June 1998. The Company and BankAtlantic invested in various real estate limited partnerships during the latter part of 1997 and during 1998. At December 31, 1998, BFC Financial Corporation ("BFC") owned 47% of the Company's voting common stock and 31% of the Company's total common stock.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, real estate held for development and sale, and the provision for disposal of the Company's mortgage servicing business which includes the estimation of the value of mortgage servicing rights upon sale. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties when it is deemed prudent.

         Certain amounts for prior years have been reclassified to conform with statement presentations for 1998. Prior years Statements of Operations were restated for discontinued operations.

         CONSOLIDATION POLICY -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All the Company's subsidiaries are 100% owned except for investments in joint ventures accounted for under the equity method of accounting. The Company's non-consolidated ownership interest in these joint ventures range from 40% to 50%. All intercompany transactions and balances have been eliminated.

         CASH EQUIVALENTS -- Cash and due from depository institutions include demand deposits at other financial institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

          SECURITIES -- Securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available-for-sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of stockholders' equity. Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

         Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         CONSTRUCTION AND DEVELOPMENT LENDING -- BankAtlantic's construction and development lending generally requires an equity investment in the form of contributed assets or direct cash investment from the borrower. BankAtlantic had no loans with participation in profits at December 31, 1998, 1997 and 1996. Accordingly, all construction and development lending arrangements have been classified and accounted for as loans other than loans to joint ventures (see "investment in joint ventures" below).

         NON-ACCRUAL LOANS AND IMPAIRED LOANS -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan is generally placed on nonaccrual status at the earlier of management becoming aware that the borrower has entered bankruptcy proceedings and the loan is delinquent or when the loan is past due 90 days as to either principal or interest. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. A nonaccrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform according to its contractual terms.

          Management considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankAtlantic will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans collectively reviewed by BankAtlantic for impairment include residential and consumer loans and performing commercial real estate and commercial business loans (including small business loans) under $500,000, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral property. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

         ALLOWANCE FOR LOAN LOSSES -- In determining the adequacy of its allowance for loan losses management segregates the loan portfolio into broad categories , such as: commercial real estate; residential real estate; small business; commercial business; lease financing, international and various types of consumer loans. BankAtlantic provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. In considering this portion of the provision, greater emphasis is placed on current trends, if such trends are adverse. Secondly, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; volume terms and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

         Management believes the allowance for loan loss is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses, however actual charge-offs incurred in the future are highly dependent upon future events, including the economy of the geographical areas in which BankAtlantic holds loans. In addition, various regulatory agencies, as an integral

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

         LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT -- Residential first mortgage loans held for sale are reported at the lower of cost or estimated aggregate fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans are deferred until the related loan is sold. As part of its normal operations the Company makes bulk purchases of residential loans which are generally categorized, at the time of purchase, as held for investment. The Company continually evaluates these purchased loans and such evaluations may result in transfers from the held for investment category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio.

         LOAN ORIGINATION AND COMMITMENT FEES, PREMIUMS AND DISCOUNTS ON LOANS AND RESIDENTIAL LOAN PORTFOLIO PURCHASES -- Origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the estimated life of the loan, adjusted for prepayments using the level yield method. Amortization of deferred fees is discontinued when the related loan is placed on non-accrual status. Commitment fees related to expired commitments are recognized as income when the commitment expires.

         Unearned discounts on installment, second mortgage and home improvement loans are amortized to income using the level yield method over the terms of the related loans. Unearned discounts and premiums on purchased loans are amortized to income using the level yield method over the estimated life of the loans, adjusted for prepayments.

         INVESTMENT BANKING ACTIVITIES -- RBCO securities transactions (and related revenues and expenses) are recorded on a trade date basis. RBCO selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased by RBCO are valued at market, which results in unrealized gains and losses being reflected in operations.

         Investment banking revenues include gains, losses and fees, net of syndicate expense, arising from securities offerings in which RBCO acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services.

         Principal Transactions - Principal transactions are sales and trading activities of tax exempt debt securities, taxable debt securities and equity securities conducted by RBCO.

         COMMISSIONS -- Commission revenues reflect fees earned by RBCO from retail customers upon the execution of equity and mutual fund trades.

         LOAN SERVICING FEES -- BankAtlantic services mortgage loans for its own account and for investors. The Company in December 1998 decided to exit the mortgage servicing business ("MSB"). Accordingly, results of operations of the mortgage servicing business are presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. Mortgage loans serviced for investors are not included in the accompanying consolidated statements of financial condition. Loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are recognized as income when related loan payments from mortgagors are collected. Loan servicing costs are charged to expense as incurred. BankAtlantic recognizes as an asset the right to service mortgage loans whether such servicing rights are purchased or originated. Originated servicing rights are measured at the date of sale based on the relative fair value of the servicing rights and related loans. Mortgage servicing rights ("MSR") are stated at the lower of amortized cost or fair value. The amortization of MSR are on an individual loan basis. Both purchased and originated MSR are amortized to expense using the level yield method over the estimated life of the loan and continually adjusted for prepayments. For the purpose of evaluating and measuring impairment of MSR, and determining the amount of any valuation allowance, BankAtlantic stratifies those rights based on the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

predominant risk characteristics of the underlying loans. Those characteristics include loan type, note rate and term. Adjustments to the valuation allowance are reflected in operations.

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

         INVESTMENTS IN JOINT VENTURES -- Investments in joint ventures are accounted for by the equity method of accounting. All intercompany profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint ventures while the investee has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

         Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale is recognized in accordance with Statement of Financial Accounting Standards No. 66, "ACCOUNTING FOR SALES OF REAL ESTATE". Any estimated loss is recognized in the period in which it becomes apparent.

         IMPAIRMENT -- Long-lived assets, assets to be disposed of, cost over fair value of net assets acquired and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

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

         COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS
- Cost over fair value of assets acquired and other intangible assets are being amortized on a straight-line basis over its estimated useful life of 7-25 years. A non-competition agreement, originated in 1995, was amortized on a straight-line basis over its useful life of approximately three years.

         ADVERTISING -- Advertising expenditures are expensed as incurred.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         ALLOCATION OF INTEREST INCOME (EXPENSE) TO DISCONTINUED OPERATIONS -- Interest income (expense) was imputed to discontinued operations based on the discontinued operations net assets and the Company's short term borrowing rate during the years ended December 31, 1998, 1997 and 1996.

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

         DERIVATIVE INSTRUMENTS -- The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS" other than fixed rate loan commitments. Such commitments were $71.8 million at December 31, 1998, which the Company believes are at market value.

         COMMON STOCK -- The Company has two classes of common stock; Class A non-voting common stock and Class B voting common stock. The Class A common stock and the Class B common stock have substantially identical terms except that (i) the Class B common stock is entitled to one vote per share while the Class A common stock has no voting rights other than those which may be required by Florida law in certain limited circumstances and (ii) the Class A common stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B common stock.

         EARNINGS PER COMMON SHARE -- The Company is required to use the two-class method to report its earnings per share, since it has a capital structure which includes two classes of common stock with different dividend rates. Holders of Class A common stock are entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on Class B common stock. Non-cash distributions on Class A common stock must be identical to those declared and issued on Class B common stock, except that a distribution to holders of Class A common stock may be declared and issued in Class A common stock while a distribution to holders of Class B common stock may be declared and issued in either Class A common stock or Class B common stock. Under the "two class method", net income available to common shareholders is allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. Since Class A common shareholders are entitled to receive cash dividends equal to at least 110% of any cash dividend declared and paid on Class B common shares, undistributed earnings are allocated to Class A and Class B shares on a 110 to 100 basis, respectively, based upon the ratio of the weighted average number of shares for each class outstanding during the period to total shares (allocation percentage). Because the allocation percentage for each class differs for basic and diluted EPS purposes, allocated undistributed earnings differs for such calculations. Outstanding shares during the period are retroactively restated for stock splits declared in subsequent periods. The impact of retroactively restating Class A common stock outstanding during each period for Class A common stock issued to Class B common shareholders in stock splits is to change the allocation percentage for undistributed earnings that was originally utilized in the calculation of EPS in prior periods such that the ratio of Class A EPS declines in relation to Class B EPS for such restated periods. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, convertible securities or warrants to issue common shares were exercised. In calculating diluted income per share, interest expense net of taxes on convertible securities is added back to net income, with the resulting amount divided by the weighted average number of dilutive common shares outstanding, when dilutive. Common stock options, warrants, convertible securities and restricted stock, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options, warrants and restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

         STOCK BASED COMPENSATION PLANS -- The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to continue to account for its employee stock-based compensation plans under APB No. 25.

         NEW ACCOUNTING PRONOUNCEMENTS -- Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

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

         The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in the results of operations the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative as a gain or loss is initially reported as a component of other comprehensive income (outside the results of operations) and subsequently reclassified into results of operations when the forecasted transaction affects the results of operations. The ineffective portion of the gain or loss is reported in the results of operations immediately. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside the results of operations) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the results of operations in the period of change.

         Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. This statement should not be applied retroactively to financial statements of prior periods. The Company intends to implement FAS 133, as of January 1, 2000 and its potential impact on the Statement of Operations and Statement of Financial Condition is currently under review by management.

         Financial Accounting Standards Board Statement No. 134 "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" was issued in October 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This statement shall be effective for the first fiscal quarter beginning after December 15, 1998. The Company implemented this statement on January 1, 1999 and this statement did not have a material impact on the Company's financial condition or results of operations.

         Financial Accounting Standards Board Statement No. 135 "RECISION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS" was issued in February 1999. This statement rescinds certain accounting requirements for pension plans to state and local governmental units and amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The statement is effective for financial statements issued for fiscal years ending after February 15, 1999. This statement will not have a material impact on the Company's financial statements.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. EARNINGS PER SHARE

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations and the allocation of earnings (loss) between Class A and Class B common shares for the years ended:

(In thousands,
except per
share data                          DECEMBER 31,                       DECEMBER 31,                        DECEMBER 31,
and percentages)                         1998                               1997                               1996
                      -----------------------------------  ----------------------------------  ----------------------------------
                       CLASS A       CLASS B      TOTAL      CLASS A     CLASS B      TOTAL      CLASS A     CLASS B      TOTAL
                      ----------   -----------  ---------  ----------  ----------  ----------  ----------  ----------  ----------
BASIC NUMERATOR
Actual dividends
 declared.............$    2,773   $     1,025  $   3,798  $    1,365  $    1,244  $    2,609  $      460  $    1,699  $   2,159
Basic allocated
 undistributed
 earnings from
 continuing
 operations...........     4,583         1,805      6,388      13,695       7,354      21,049      10,010       5,470     15,480
                      ----------   -----------  ---------  ----------  ----------  ----------  ----------  ----------  ---------
Income from
  continuing
  operations..........     7,356         2,830     10,186      15,060       8,598      23,658      10,470       7,169     17,639
Income (loss) from
  discontinued
  operations..........   (13,066)       (5,154)   (18,220)      2,675       1,436       4,111         887         485      1,372
                      ----------   -----------  ---------  ----------  ----------- ----------  ----------  ----------  ---------
Net income (loss).....$   (5,710)  $    (2,324) $  (8,034) $   17,735  $   10,034  $   27,769  $   11,357  $    7,654  $  19,011
                      ==========   ===========  =========  ==========  ==========  ==========  ==========  ==========  =========
BASIC DENOMINATOR
Weighted average
  shares
  outstanding ........24,161,923    10,483,522             18,029,784  10,649,135              17,616,000  10,589,000
                      ==========   ===========             ==========  ==========              ==========  ==========
Allocation
  percentage..........     71.71         28.29                  65.06       34.94%                  64.66       35.34
                      ==========   ===========             ==========  ==========              ==========  ==========

Basic earnings
  per share
  from
  continuing
  operations..........$     0.30   $      0.27             $     0.84  $     0.81              $     0.59  $     0.68
Basic earnings
  (loss) per
  share from
  discontinued
  operations .........     (0.54)        (0.49)                  0.14        0.13                    0.05        0.04
                      ----------  ------------             ----------  ----------              ----------  ----------
Basic earnings
  (loss) per share....$    (0.24) $      (0.22)            $     0.98  $     0.94              $     0.64  $     0.72
                      ==========  ============             ==========  ==========              ==========  ==========
DILUTED NUMERATOR
Actual dividends
  declared............$    2,773  $      1,025  $   3,798  $    1,365  $    1,244  $    2,609  $      460  $    1,699  $   2,159
                      ----------  ------------  ---------  ----------  ----------  ----------  ----------  ----------  ---------
Basic allocated
  undistributed
  earnings from
  continuing
  operations .........     4,583         1,805      6,388      13,695       7,354      21,049      10,010       5,470     15,480
Reallocation of
  basic
  undistributed
  earnings due to
  change in
  allocation
  percentage .........       (74)           74          0       1,520      (1,520)          0         456        (456)         0
                      ----------  ------------  ---------  ----------  ----------  ----------  ----------  ----------  ---------
Diluted allocated
  undistributed
  earnings from
  continuing
  operations..........     4,509         1,879      6,388      15,215       5,834      21,049      10,466       5,014     15,480
Interest expense
  on convertible
  debt................         0             0          0       2,091         802       2,893         984         471      1,455
                      ----------  ------------  ---------  ----------  ----------  ----------  ----------  ----------  ---------
Dilutive net
  income from
  continuing
  operations..........     7,282         2,904     10,186      18,671       7,880      26,551      11,910       7,184     19,094
Dilutive net
  income (loss)
  from
  discontinued
  operations..........   (12,855)       (5,365)   (18,220)      2,971       1,140       4,111         928         444      1,372
                      ----------  ------------  ---------  ----------  ----------  ----------  ----------  ----------  ---------
Net income (loss).....$   (5,573) $     (2,461) $  (8,034) $   21,642  $    9,020  $   30,662  $   12,838  $    7,628  $  20,466
                      ==========  ============  =========  ==========  ==========  ==========  ==========  ==========  =========
DILUTED DENOMINATOR
Basic weighted
  average
  shares
  outstanding ........24,161,923    10,483,522             18,029,784   10,649,135             17,616,000  10,589,000
Convertible
  debentures..........         0             0              9,513,000            0              4,352,058           0
Options, warrants
  and restricted
  common stock........   630,622       899,511                350,750    1,116,250                      0     987,500
                      ----------  ------------             ----------  -----------             ----------  ----------
Diluted weighted
  average shares
  outstanding.........24,792,545    11,383,033             27,893,534   11,765,385             21,968,058  11,576,500
                      ==========  ============            ===========  ===========             ==========  ==========
Allocation
  percentage..........     70.55%        29.45%                 72.28%       27.72%                 67.61%      32.39%
                      ==========  ============            ===========  ===========             ==========  ==========

Diluted earnings
  per share
  from
  continuing
  operations..........$     0.29  $       0.26            $      0.67  $      0.67             $     0.54  $     0.62
Diluted earnings
  (loss) per
  share from
  discontinued
  operations..........      (0.51)       (0.48)                  0.11         0.10                   0.04        0.04
                      -----------  ------------           -----------  -----------             ----------  ----------
Diluted earnings
  (loss) per
  share...............$     (0.22) $     (0.22)           $      0.78  $      0.77             $     0.58  $     0.66
                      ===========  ============           ===========  ===========             ==========  ==========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

3. SECURITIES AND SHORT-TERM INVESTMENTS

         The following summarizes securities available-for-sale and held-to-maturity (in thousands):

                                                                          AVAILABLE FOR SALE
                                                       --------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED      UNREALIZED     UNREALIZED      ESTIMATED
DECEMBER 31, 1998                                        COST        APPRECIATION   DEPRECIATION     FAIR VALUE
-----------------                                      --------      ------------   ------------     ----------
MORTGAGE-BACKED SECURITIES(1):
FNMA mortgage-backed securities ..............         $116,255         $  856         $    0         $117,111
FHLMC mortgage-backed securities .............          148,745          1,057             59          149,743
FNMA real estate mortgage investment conduits            34,333              0          1,353           32,980
FHLMC real estate mortgage investment conduits          271,844          1,890            166          273,568
                                                       --------         ------         ------         --------
     Total mortgage-backed securities ........          571,177          3,803          1,578          573,402
                                                       --------         ------         ------         --------
INVESTMENT SECURITIES:
U.S. Treasury Notes ..........................            4,992             49              0            5,041
Corporate Bonds ..............................            2,342              0            362            1,980
Equity securities(2) .........................           13,150          4,024             77           17,097
                                                       --------         ------         ------         --------
     Total investment securities .............           20,484          4,073            439           24,118
                                                       --------         ------         ------         --------
          Total ..............................         $591,661         $7,876         $2,017         $597,520
                                                       ========         ======         ======         ========

                                                                          AVAILABLE FOR SALE
                                                       -------------------------------------------------------
                                                                        GROSS          GROSS
                                                       AMORTIZED      UNREALIZED     UNREALIZED     ESTIMATED
DECEMBER 31, 1997                                        COST        APPRECIATION   DEPRECIATION    FAIR VALUE
-----------------                                     -----------    ------------   ------------    ----------
MORTGAGE-BACKED SECURITIES(1):
FNMA mortgage backed securities ..............         $206,980         $  839         $   81         $207,738
FHLMC mortgage backed securities .............          367,787            797            205          368,379
                                                       --------         ------         ------         --------
     Total mortgage-backed securities.........          574,767          1,636            286          576,117
                                                       --------         ------         ------         --------
INVESTMENT SECURITIES:
FHLB Bonds ...................................           10,000              4              0           10,004
Asset-backed securities ......................            3,194              0             18            3,176
U.S. Treasury Notes ..........................            9,959             91              0           10,050
Corporate Bonds ..............................            2,360              0            290            2,070
Equity securities ............................            5,122            456            415            5,163
Other ........................................              910              0              0              910
                                                       --------         ------         ------         --------
     Total investment securities .............           31,545            551            723           31,373
                                                       --------         ------         ------         --------
          Total ..............................         $606,312         $2,187         $1,009         $607,490
                                                       ========         ======         ======         ========

(1) The estimated fair value of securities pledged for the following obligations are (in thousands):


                                                     1998            1997
                                                   ---------      ---------
FHLB advances.................................     $  90,600      $       0
Commercial letters of credit..................             0          4,900
Treasury tax and loan.........................         3,500          5,900
Repurchase agreements.........................       181,210         65,402
Public funds..................................        52,977         23,900
Subordinated debentures.......................         5,800          5,800
                                                   ----------     ---------
                                                   $ 334,087      $ 105,902
                                                   ==========     =========
(2) Amortized cost reflects a $2.1 million impairment resulting from other than temporary declines in the fair value.

The scheduled maturities of mortgage-backed and debt securities available for sale were (in thousands):

                                                          AVAILABLE FOR SALE
                                                      --------------------------
                                                                       ESTIMATED
                                                       AMORTIZED         FAIR
DECEMBER 31, 1998(1)                                     COST            VALUE
-------------------                                    --------        ---------
Due within one year ..........................         $ 36,864         $ 37,035
Due after one year, but within five years ....           33,672           33,603
Due after five years, but within ten years ...           12,074           11,660
Due after ten years ..........................          495,901          498,125
                                                       --------         --------
     Total ...................................         $578,511         $580,423
                                                       ========         ========
(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

                                                                      HELD TO MATURITY
                                                 ------------------------------------------------------
                                                                GROSS          GROSS          ESTIMATED
                                                 AMORTIZED    UNREALIZED     UNREALIZED         FAIR
DECEMBER 31, 1998                                  COST      APPRECIATION   DEPRECIATION        VALUE
-----------------                                ---------   ------------   ------------      ---------
Tax certificates --
       Net of allowance of $ $1,020 .........    $49,896         $0              $0            $49,896
 Other ......................................      1,915          0               0              1,915
                                                 -------         --              --            -------
                                                 $51,811         $0              $0            $51,811
                                                 =======         ==              ==            =======

DECEMBER 31, 1997
-----------------
Tax certificates --
  net of allowance of $949(1) ...............    $55,213         $0              $0            $55,213
                                                 =======         ==              ==            =======

(1) Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market.


The estimated repayments of investment securities held to maturity were (in thousands):

                                                        BOOK          ESTIMATED
DECEMBER 31, 1998                                       VALUE         FAIR VALUE
-----------------                                      -------        ----------
Due in one year or less ....................           $37,711         $37,711
Due after one year through five years ......            14,100          14,100
Due after five years through ten years .....                 0               0
                                                       -------         -------
          Total ............................           $51,811         $51,811
                                                       =======         =======

         Securities held to maturity primarily consist of tax certificates which represent a priority lien against real property for which assessed real estate taxes are delinquent. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayment occurs over a two year period. The primary risks BankAtlantic has experienced with tax certificates have related to the risk that additional funds may be required to purchase other certificates related to the property, the risk that the liened property may be unusable and the risk that potential environmental concerns may make taking title to the property untenable. See Note 6 for activity in the allowance for tax certificate losses.

         During the years ended December 31, 1998, 1997 and 1996, the Company sold the following securities available for sale for realized gains of $2.4 million, $2.4 million and $6.0 million, respectively.

                                                                          SALES (1)
                                                        ------------------------------------------
                                                          1998            1997              1996
                                                        --------         -------          --------
7 year balloon mortgage-backed securities ......        $127,915         $ 66,021         $  5,900
5 year balloon mortgage-backed securities ......          27,151           28,096                0
30 year mortgage backed securities .............               0            6,412                0
15 year mortgage backed securities .............               0            1,066           20,500
Real estate mortgage investment conduit ........               0            5,900          205,454
U.S. treasury notes ............................         181,558          231,038                0
Federal agency obligations .....................               0            7,600                0
Corporate bonds ................................           9,977                0                0
                                                        --------         --------         --------
     Total fixed rate securities ...............         346,601          346,133          231,854

5-1 Adjustable rate mortgages ..................         253,129            9,363                0
3-1 Adjustable rate mortgages ..................         103,183                0          136,600
Marketable equity securities ...................             675                0                0
                                                        --------         --------         --------
   Total securities available for sale activity.        $703,588         $355,496         $368,454
                                                        ========         ========         ========

(1)  Stated at cost.

         During the year ended December 31, 1997, the Company purchased $6.2 million of marketable equity trading securities and sold $2.9 million of these trading securities for a $699,000 realized gain. During the year ended December 31, 1998, the Company began trading government securities which are generally bought and sold on the same day. The Company realized a $62,000 gain from trading government securities during the year ended December 31, 1998.

The Company's trading account consists of the following (in thousands):

                                                    DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                    ------------   -----------
Debt obligations:
  States and municipalities .............             $18,476       $    0
  Corporations ..........................                 615            0
  U.S. Government and agencies ..........                 172            0
Corporate equity ........................              10,448        5,067
Other ...................................                 294            0
                                                      -------       ------
     Total ..............................             $30,005       $5,067
                                                      =======       ======

         All the trading securities outstanding at December 31, 1998 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the period from acquisition through December 31, 1998, RBCO realized net gains from principal transactions of $4.4 million. Included in other liabilities at December 31, 1998 were $2.9 million of securities sold not yet purchased relating to RBCO trading activity. All of the trading securities outstanding at December 31, 1997 were associated with the Company's trading activities.

         Securities sold, but not yet purchased consists of the following (in thousands):

     Corporate equity...............     $ 2,842
     Corporate debt obligations.....          15
     Municipal debt obligations.....          15
                                         -------
          Total.....................     $ 2,872
                                         =======

         Securities sold, but not yet purchased are a part of RBCO's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should RBCO be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

         The following table provides information on repurchase agreements (in thousands):

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                              1998            1997             1996
                                                             -------         -------         --------
Ending Balance .....................................         $    0          $    0          $    0
Maximum outstanding at any month end within period..         $4,000          $    0          $    0
Average amount invested during period ..............         $3,000          $2,900          $1,900
Average yield during period ........................           4.66%           5.45%           5.47%

         The underlying securities associated with the repurchase agreements during the years ended December 31, 1998, 1997 and 1996 were in BankAtlantic's possession.

         The following table provides information on Federal Funds sold (in thousands):


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                               1998            1997              1996
                                                             --------         --------         --------
Ending Balance .....................................         $     0          $     0          $ 6,100
Maximum outstanding at any month end within period..         $21,000          $12,400          $16,000
Average amount invested during period ..............         $ 2,688          $ 1,401          $ 2,670
Average yield during period ........................         $  5.54%            6.28%            4.08%

4.  LOANS RECEIVABLE

    Loans receivable net were:

                                                                       DECEMBER 31,
                                                            ---------------------------------
                                                               1998                   1997
                                                            ------------          -----------
                                                                      (IN THOUSANDS)
Real estate loans:
  Residential ......................................         $         0          $    37,813
  Purchased residential ............................           1,336,100              772,932
  Construction and development .....................             439,418              325,951
  FHA and VA insured ...............................                 487                1,025
  Commercial .......................................             341,738              378,718
  Small business - real estate .....................              20,275               17,639
Other loans:
  Second mortgages - direct ........................              60,403               65,810
  Second mortgages - indirect ......................               8,032               12,461
  Commercial business ..............................              91,591               41,858
  Lease financing ..................................              25,055                    0
  Small business - non-mortgage ....................              98,543               13,757
  Due from foreign banks ...........................              27,293               12,256
  Banker's acceptances .............................               9,662              160,105
  Deposit overdrafts ...............................               1,638                1,211
  Consumer loans - other direct ....................              39,292               50,347
  Consumer loans - other indirect ..................             212,571              204,689
                                                             -----------          -----------
          Total gross loans ........................           2,712,098            2,096,572
                                                             -----------          -----------
Adjustments:
  Undisbursed portion of loans in process ..........            (218,937)            (163,237)
  Premiums related to purchased loans ..............              11,563                7,047
  Unearned discounts on commercial real estate loans                (286)                (669)
  Allowance for loan losses ........................             (37,950)             (28,450)
                                                             -----------          -----------
          Loans receivable -- net ..................         $ 2,466,488          $ 1,911,263
                                                             ===========          ===========

         BankAtlantic is subject to economic conditions which could adversely affect both the performance of the borrower or the collateral securing the loan. At December 31, 1998, 45% of total aggregate outstanding loans were to borrowers in Florida, 12% of total loans were to borrowers in the Northeastern United States 10% of the total loans were to borrowers in California, and 33% were to borrowers located elsewhere. Additionally, deferred loan fees netted against loan balances were $2.8 million and $3.6 million at December 31, 1998 and 1997, respectively. Commitments to sell residential mortgage loans were $45.4 million and $11.9 million at December 31, 1998 and 1997, respectively. Variable rate commitments to sell residential mortgage loans were zero and $832,000, whereas, fixed rate commitments to sell residential mortgage loans were $45.4 million and $11.1 million at December 31, 1998 and 1997, respectively. Such residential mortgage loan sales related to loans originated for sale.

         Included in other assets were $10.0 million and $10.4 million of prepaid dealer reserves at December 31, 1998 and 1997, respectively.

         During the year ended December 31, 1998 and 1997, the Company transferred $108.5 million and $321.4 million of purchased residential loans from the held for investment category to the loans held for sale category, respectively. As part of its normal operations, the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio.

         Activity in the allowance for loan losses was (in thousands):

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------------------
                                                                            1998                  1997                  1996
                                                                        ------------          ------------          ------------
Balance, beginning of period ..................................         $    28,450           $    25,750           $    19,000
Charge-offs:
  Commercial business loans ...................................                (896)                 (180)               (1,048)
  Commercial real estate loans ................................                (562)                 (276)                 (266)
  Lease financing .............................................              (1,233)                    0                     0
  Small business - real estate ................................                 (72)                    0                     0
  Small business - non-mortgage ...............................              (1,971)                    0                     0
  Consumer loans - indirect ...................................              (9,446)               (7,885)               (4,581)
  Consumer loans - direct .....................................              (1,746)               (2,809)               (1,756)
  Residential real estate loans ...............................                 (61)                  (76)                  (67)
  Purchased residential  real estate loans ....................                (108)                 (104)                    0
                                                                        -----------           -----------           -----------
                                                                            (16,095)              (11,330)               (7,718)
                                                                        -----------           -----------           -----------
Recoveries:
  Commercial business loans ...................................                 489                   301                   518
  Small business - non-mortgage ...............................                  30                     0                     0
  Commercial real estate loans ................................                   9                   208                    47
  Lease financing .............................................                 229                     0                     0
  Consumer loans - indirect ...................................               1,449                 1,462                   382
  Consumer loans - direct .....................................                 844                   791                 1,277
                                                                        -----------           -----------           -----------
Net charge-offs ...............................................             (13,045)               (8,568)               (5,494)
Additions charged to operations ...............................              21,788                11,268                 5,844
Allowance for loan losses acquired ............................                 757                     0                 6,400
                                                                        -----------           -----------           -----------
Balance, end of period ........................................         $    37,950           $    28,450           $    25,750
                                                                        ===========           ===========           ===========
Average outstanding loans during the period ...................         $ 2,540,271           $ 1,940,060           $ 1,177,325
                                                                        ===========           ===========           ===========
Average outstanding banker's acceptances during the period ....         $    16,790           $     7,966           $       329
                                                                        ===========           ===========           ===========
Ratio of net charge-offs to average outstanding loans .........                0.51%                 0.44%                 0.47%
                                                                        ===========           ===========           ===========
Ratio of net charge-offs to average outstanding loans including
  banker's acceptances ........................................                0.51%                 0.44%                 0.47%
                                                                        ===========           ===========           ===========

         Aggregate loans to and repayments of loans by directors, executive officers, principal stockholders and other related interests for the years ended December 31, 1998 and 1997 were (in thousands):

        BALANCE AT                                        BALANCE AT                                         BALANCE AT
       DECEMBER 31,                                      DECEMBER 31,                                       DECEMBER 31,
           1996           ADDITIONS       DELETIONS         1997           ADDITIONS        DELETIONS           1998
      --------------    ------------    ------------    --------------    ------------    ------------    ---------------
      $         367              86              68               385               0             122     $          263
      ==============    ============    ============    ==============    ============    ============    ===============

         Certain directors, who are also executive officers, have investments or are partners in real estate joint ventures with developers that have loans with BankAtlantic or are partners in BDC joint ventures. Also, beginning in September 1998, BDC agreed to pay a company controlled by the Vice Chairman of the Company $50,000 per month for services and management relating to SLWHC and the joint ventures.

         Accrued interest receivable consisted of (in thousands):

                                                       DECEMBER 31,
                                                 -----------------------
                                                  1998            1997
                                                 -------         -------
Loans receivable .......................         $19,127         $14,432
Investment securities held to maturity..           4,077           3,828
Securities available for sale ..........           4,567           4,364
                                                 -------         -------
                                                 $27,771         $22,624
                                                 =======         =======

5.  DISCONTINUED OPERATIONS, RESTRUCTURING CHARGES AND OTHER WRITE-DOWNS

DISCONTINUED OPERATIONS

         At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's MSB operations. The Company concluded that the MSB no longer met the Company's standards for profitability and the Company decided to exit the MSB. It is anticipated that the exit plan will be substantially completed by June 30, 1999. The Company intends to exit the MSB by: (1) selling the mortgage servicing rights ("MSR") along with the related MSB facilities to unrelated third parties; (2) terminating 70 full-time employees and (3) terminating contracts associated with the MSB operations. The MSB had total assets of $49.6 million and total liabilities of $79.7 million at December 31, 1998. The assets primarily consist of MSR and receivables from previous sales of MSR. The liabilities are primarily advances by borrowers for taxes and insurance and collections of principal and interest payments due to investors. Loss from discontinued operations includes the results of operations through December 31, 1998, the measurement date, as well as the anticipated loss from operations through the anticipated disposal date (including estimated losses on sale of MSB assets). The Company recognized a $10.0 million ($6.1 million net of tax) estimated loss on exiting the MSB.

        The Company, effective December 31, 1998, began implementing a plan to exit the MSB. The estimated pre-tax loss on exiting the MSB is as follows (in thousands):


Employee severance and benefits ..............................      $   925
Provision for servicing contract cancellation ................          900
Fixed asset write-downs ......................................          430
Estimated cost to sell MSR ...................................        3,600
Anticipated loss from operations through disposal date .......        4,145
                                                                    -------
  Total ......................................................      $10,000
                                                                    =======

         The disposal costs of exiting the MSB are estimates and are subject to change based on market conditions, actual prepayment rates, completeness of underlying loan documents and transferability issues and amount of time necessary to complete the exit plan. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations in the Company's Consolidated Statement of Operations during the year ending December 31, 1999.

         The components of earnings (loss) from discontinued operations are as follows:

                                                                  1998              1997            1996
                                                                ---------         --------        --------
Net interest income (expense) .........................         $  1,038          $   833          $  (666)
Loan servicing fees, net of amortization ..............           (6,574)           2,478            2,737
Provision for valuation of mortgage servicing rights...          (10,690)               0                0
Gain on sale of mortgage servicing rights .............            2,661            7,887            4,182
Non-interest expenses .................................           (5,756)          (4,582)          (4,020)
                                                                --------          -------          -------
Income (loss) before income taxes from operations .....          (19,321)           6,616            2,233
Income tax provision (benefit) ........................           (7,315)           2,505              861
                                                                --------          -------          -------
Income (loss) from operations net of tax ..............          (12,006)           4,111            1,372
                                                                --------          -------          -------
Estimated loss on disposal of MSB .....................          (10,000)               0                0
Income tax benefit ....................................           (3,786)               0
                                                                --------          -------          -------
Estimated loss on disposal of MSB, net of tax benefit..           (6,214)               0                0
                                                                --------          -------          -------
Income (loss) from discontinued operations ............         $(18,220)         $ 4,111          $ 1,372
                                                                --------          -------          -------

         At December 31, 1998, 1997 and 1996 BankAtlantic serviced loans for the benefit of others amounting to approximately $3.5 billion, $2.9 billion, and $2.7 billion, respectively. At December 31, 1998 and 1997 other liabilities includes approximately $16.5 million (included in total liabilities above) and $10.3 million, respectively, of loan payments due to others. The activity in mortgage servicing rights was (in thousands):

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                   1998             1997               1996
                                                                ---------         --------          ---------
Balance, beginning of period ..........................         $ 38,789          $ 25,002          $ 20,738
Mortgage servicing rights acquired in BNA acquisition..                0                 0             4,047
Servicing rights originated ...........................              111             1,668               311
Servicing rights purchased ............................           64,176            45,840            27,681
Servicing rights sold .................................          (29,094)          (25,511)          (20,926)
Write-downs of mortgage servicing rights ..............          (10,690)                0                 0
Amortization of servicing rights ......................          (18,977)           (8,210)           (6,849)
                                                                --------          --------          --------
Balance, end of period ................................         $ 44,315          $ 38,789          $ 25,002
                                                                ========          ========          ========

         MSRs were valued at the lower of cost or market at December 31, 1998. The market value was calculated by an independent appraiser using average market prepayment assumptions of 295% PSA, weight average gross coupon of 7.42% and a discount rate of 9.87%.

         The activity in the MSR valuation allowance was as follows:

                                              FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997       1996
                                             ---------    -------    -------
Beginning valuation allowance ......         $      0       $0         $0
Provision for valuation of MSR (1)..           15,000        0          0
Reversals of provision (2) .........           (4,310)       0          0
                                             --------       --         --
Ending valuation allowance .........         $ 10,690       $0         $0
                                             ========       ==         ==
     (1) Quarter ended September 30, 1998.
     (2) Quarter ended December 31, 1998.

RESTRUCTURING CHARGES AND WRITE-DOWNS

         During December 1998, the Company commenced a restructuring of its operations as part of a year long efficiency study conducted with the assistance of an outside consulting firm. As part of the restructuring, the Company ceased the origination of indirect automobile loans and consolidated its mortgage banking operations in the Tampa Bay area into a centralized processing operation on December 15, 1998. Three branch offices will close by March 31, 1999 and the facilities will be closed, subleased or sold. In addition, one drive-through facility was closed on December 15, 1998. It is anticipated that the facility will be sold by the fourth quarter of 1999. The restructuring reduced the Company's number of full time employees by approximately 115.

         Restructuring charges and other write-downs during 1998 consisted of (in thousands)

Employee severance and benefits ..................         $1,000
Impairment of assets due to facility closures ....          1,085
Provision for lease contracts on closed branches..            247
Other ............................................            233
                                                           ------
     Total restructuring charges .................         $2,565
                                                           ======

         The items in the above table were established on December 31, 1998 and included in other liabilities in the Company's Statement of Financial Condition at December 31, 1998.

         The employee severance benefits will be substantially paid during the three months ended March 31, 1999. The book value of assets to be disposed of was $2.8 million at December 31, 1998 and the impairment thereon was based on an independent third party appraisal.

6. RISK ELEMENTS

         Risk elements consist of non-accrual loans, non-accrual tax certificates, restructured loans, past-due loans, REO, repossessed assets, and other impaired loans which management has doubts about the borrower's ability to comply with the contractual repayment terms. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed. Restructured loans include loans for which the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. Impaired loans are loans in which the collection of principal and interest based on the contractual term of the loan is not probable. BankAtlantic did not have any commitments outstanding to lend additional funds on restructured loans at December 31, 1998 and 1997.

         Risk elements were (in thousands):

                                                                         DECEMBER 31,
                                                           ----------------------------------------
                                                             1998            1997            1996
                                                           --------        --------        --------
Non-accrual -- tax certificates ..................         $   765         $   880         $ 1,835
Non-accrual -- loans, net of specific allowances..          23,364          17,569          12,424
Loans contractually past due 90 days or more (1)..           3,182             647           2,961
Real estate owned, net of allowance ..............           5,503           7,528           4,918
Other repossessed assets .........................           1,896           2,912           1,992
                                                           -------         -------         -------
          Total non-performing ...................          34,710          29,536          24,130
Restructured (2) .................................               7           4,043           3,718
                                                           -------         -------         -------
          Total risk elements ....................         $34,717         $33,579         $27,848
                                                           =======         =======         =======
Allowance for tax certificate losses .............         $ 1,020         $   949         $ 1,466
                                                           =======         =======         =======
Allowance for loan losses ........................         $37,950         $28,450         $25,750
                                                           =======         =======         =======

    (1) The majority of these amounts represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.
    (2) The 1997 restructured loans either were paid in full by the borrower or were performing to the terms of the amended loan agreement for over one year.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following summarizes impaired loans (in thousands):

                                                                           DECEMBER 31, 1998               DECEMBER 31, 1997
                                                                      ----------------------------     ---------------------------
                                                                        GROSS                             GROSS
                                                                       RECORDED          SPECIFIC        RECORDED        SPECIFIC
                                                                      INVESTMENT        ALLOWANCES      INVESTMENT      ALLOWANCES
                                                                      ----------        ----------      ----------      ----------
Nonaccrual loans:
  With specific allowances ....................................         $  1,913          $   619         $ 2,491         $ 1,117
  Without specific allowances .................................           22,070                0          16,195               0
                                                                        --------          -------         -------         -------
                                                                          23,983              619          18,686           1,117
                                                                        --------          -------         -------         -------
Restructured loans:
 Without specific allowances ..................................                7                0           4,043               0
                                                                        --------          -------         -------         -------
Loans contractually past due 90 days or more ..................            3,182                0             647               0
                                                                        --------          -------         -------         -------
Other impaired loans:
Other impaired commercial loans with specific allowances(1)....              414              189           1,038             539
Other impaired commercial loans without specific allowances(1).            5,861                0               0               0
                                                                        --------          -------         -------         -------
          Total ...............................................         $ 33,447          $   808         $24,414         $ 1,656
                                                                        ========          =======         =======         =======

(1) These loans are not included in risk elements, since subsequent to the date of impairment these loans have performed based on their contractual terms.


         Recorded investment of impaired loans reflects direct deferrals of interest of $1.2 million, zero, and $240,000 at December 31, 1998, 1997 and 1996, respectively.

         There was no net interest forgone related to restructured loans at December 31, 1998, 1997 and 1996. Interest income of $1,000, $799,000, and
$336,000 was recognized on restructured loans during 1998, 1997 and 1996, respectively.

         The average net recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 was $24.3 million, $20.2 million and $15.4 million, respectively. Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                           1998       1997      1996
                                                         --------   --------  --------
Interest income which would have been recorded..         $ 3,058    $ 2,487   $ 1,795
Interest income recognized .....................          (1,850)    (1,548)     (988)
                                                         -------    -------   -------
Interest income forgone ........................         $ 1,208    $   939   $   807
                                                         =======    =======   =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         RISK ELEMENTS- REAL ESTATE OWNED, NET

         The components of "Foreclosed asset activity, net" were (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                             1998      1997     1996
                                                            -------   ------   ------
Real estate acquired in settlement of loans and tax
certificates:
Operating expenses, net ...........................         $   651   $ 492    $  47
Provisions (reversals) of losses on REO ...........           1,115     (56)    (197)
Net gains on sales ................................          (1,012)   (354)    (575)
                                                            -------   -----    -----
          Total (income) loss .....................         $   754   $  82    $(725)
                                                            =======   =====    =====

         Activity in the allowance for real estate owned consisted of (in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                       1998            1997              1996
                                                     --------         -------          --------
Balance, beginning of period ...............         $ 1,500          $ 1,800          $ 2,800
Charge-offs:
  Commercial real estate (A) ...............            (514)               0             (781)
  Residential real estate ..................            (901)            (244)             (22)
                                                     -------          -------          -------
                                                      (1,415)            (244)            (803)
  Provision for (reversal of) losses on  REO           1,115              (56)            (197)
                                                     -------          -------          -------
Balance, end of period .....................         $ 1,200          $ 1,500          $ 1,800
                                                     =======          =======          =======

(A) Acquired through tax deed.

         RISK ELEMENTS - TAX CERTIFICATES

         Activity in the allowance for tax certificate losses was: (in thousands)

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                       1998             1997             1996
                                                      -------          -------          -------
Balance, beginning of period ................         $   949          $ 1,466          $ 1,648
Charge-offs .................................            (976)          (1,444)            (909)
Recoveries ..................................             813            1,025              911
                                                      -------          -------          -------
Net recoveries (charge-offs) ................            (163)            (419)               2
Provision (reversals) charged to operations..             234              (98)            (184)
                                                      -------          -------          -------
Balance, end of period ......................         $ 1,020          $   949          $ 1,466
                                                      =======          =======          =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment was comprised of (in thousands):

                                                          DECEMBER 31,
                                                    -------------------------
                                                      1998            1997
                                                    ---------       ---------
Land ......................................         $ 14,543        $ 12,112
Building and improvements..................           47,464          46,384
Furniture and equipment....................           33,493          25,921
                                                    ---------       ---------
          Total............................           95,500          84,417
Less accumulated depreciation..............           37,410          33,287
                                                    ---------       ---------
Office properties and equipment -- net.....         $ 58,090        $ 51,130
                                                    =========       =========

         Properties leased to third parties during the year ended December 31, 1996 were sold for $8.1 million (net of selling costs) during 1996 for a net gain of $3.1 million. During 1997 land adjacent to the above properties with a net book value of $197,000 was sold for a net gain on $882,000.

         Net rental income for the years ended December 31, 1998, 1997 and 1996 was zero, zero and $368,000, respectively.

8.  DEPOSITS

         The weighted average nominal interest rate payable on deposit accounts at December 31, 1998 and 1997 was 3.42% and 3.70% , respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                             DECEMBER 31,
                                                         ----------------------------------------------------
                                                                   1998                         1997
                                                         -----------------------      -----------------------
                                                           AMOUNT        PERCENT        AMOUNT        PERCENT
                                                         ----------      -------      ----------      -------
                                                                         (DOLLARS IN THOUSANDS)
Interest free checking ...........................       $  235,124       12.21%      $  162,788        9.23%
Insured money fund savings
  3.86% at December 31, 1998,
  3.90% at December 31, 1997 .....................          421,978       21.91          289,413       16.41
NOW accounts
  1.00% at December 31, 1998,
  2.20% at December 31, 1997 .....................          234,185       12.16          223,679       12.68
Savings accounts
  1.06% at December 31, 1998,
  2.04% at December 31, 1997 .....................          127,747        6.63          262,685       14.90
                                                         ----------      ------       ----------      ------
Total non-certificate accounts ...................        1,019,034       52.91          938,565       53.22
                                                         ----------      ------       ----------      ------
Certificate accounts:
  0.00% to 4.00% .................................           77,146        4.01           14,275        0.81
  4.01% to 5.00% .................................          238,943       12.41           37,803        2.14
  5.01% to 6.00% .................................          521,570       27.08          184,800       10.48
  6.01% to 7.00% .................................           52,937        2.75          493,845       28.00
  7.01% and greater ..............................           11,478        0.60           90,882        5.15
                                                         ----------      ------       ----------      ------
Total certificate accounts .......................          902,074       46.85          821,605       46.58
                                                         ----------      ------       ----------      ------
Total deposit accounts ...........................        1,921,108       99.76        1,760,170       99.80
                                                         ----------      ------       ----------      ------
Interest earned not credited to deposit accounts..            4,664        0.24            3,563        0.20
                                                         ----------      ------       ----------      ------
Total ............................................       $1,925,772      100.00%      $1,763,733      100.00%
                                                         ==========      ======       ==========      ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


            Interest expense by deposit category was (in thousands):

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1998          1997         1996
                                                              ---------    ----------   ----------
Money fund savings and NOW accounts..................         $  14,038    $   13,970   $   11,772
Savings accounts.....................................             7,018         6,617        2,150
Certificate accounts -- below $100,000...............            29,447        37,973       32,416
Certificate accounts, $100,000 and above.............            16,543         9,882        8,513
Less early withdrawal penalty........................              (332)         (211)        (205)
                                                              ---------    ----------   ----------
               Total.................................         $  66,714    $   68,231   $   54,646
                                                              =========    ==========   ==========


         At December 31, 1998, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                             YEAR ENDING DECEMBER 31,
                               ---------------------------------------------------------------------------------
                                  1999          2000          2001           2002          2003      THEREAFTER
                               ----------    ----------    ----------    -----------   -----------   -----------
0.00% to 4.00%...........      $   68,986    $    6,700    $      980    $       221   $       184   $        75
4.01% to 5.00%...........         151,960        81,630         3,092            437         1,690           134
5.01% to 6.00%...........         439,583        62,593         7,432          6,264         5,340           358
6.01% to 7.00%...........          29,178         7,980         7,079          8,015           565           120
7.01% and greater........           1,138        10,167            47            126             0             0
                               -----------   -----------   -----------   ------------  ------------  ------------
          Total..........      $  690,845    $  169,070    $   18,630    $    15,063   $     7,779   $       687
                               ===========   ===========   ===========   ============  ============  ============

         Time deposits of $100,000 and over had the following maturities at (in thousands):

                                 DECEMBER 31,
                                    1998
                                 ------------
Less than 3 months........       $  91,434
3 to 6 months.............          42,551
6 to 12 months............          61,933
More than 12 months.......         128,595
                                 ---------
          Total...........       $ 324,513
                                 =========


         Included in certificate accounts at December 31, 1998 and 1997 were $38.2 million and zero of brokered deposits and $114.8 million and $30.9 million of State of Florida public deposits, respectively. RBCO acted as the principal dealer in obtaining the brokered deposits. BankAtlantic did not have brokered deposits in prior years. BankAtlantic has various facilities for obtaining brokered deposits. These facilities are considered as an alternative source of borrowings, when and if needed.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

         Advances from Federal Home Loan Bank ("FHLB") incur interest and were repayable as follows (in thousands):

                                                                 DECEMBER 31,
            REPAYABLE DURING YEAR                          -----------------------
             ENDING DECEMBER 31,        INTEREST RATE         1998         1997
------------------------------------    --------------     ----------    ---------
1998................................    6.60% to 6.64%     $        0    $ 153,143
1999................................    5.15% to 6.83%        156,393       56,393
2000................................    6.13% to 7.00%         54,393       54,393
2001................................    6.29% to 7.09%         37,778       37,778
2002................................    6.35% to 7.18%         21,468       21,460
2003................................    7.24% to 7.25%          9,540        9,540
                                                           ----------    ---------
     Total  fixed rate advances.....                          279,572      332,707
                                                           ----------    ---------

2002................................    5.68% to 6.20%        175,000      175,000
2003................................        5.39%              25,000            0
2007................................        5.68%              25,000       25,000
2008................................    4.87% to 5.67%        540,000            0
                                                           ----------    ---------
     Total callable advances........                          765,000      200,000
                                                           ----------    ---------

1998................................    5.78% to 5.91%              0      165,000
                                                           ----------    ---------
     Total adjustable rate advances.                                0      165,000
                                                           ----------    ---------
     Total FHLB advances............                       $1,044,572    $ 697,707
                                                           ==========    =========

         Included in fixed rate advances at December 31, 1998 and 1997 was $100.0 million and $110.0 million of overnight advances, respectively. At December 31, 1998 $90.6 million of mortgage-backed securities were pledged as collateral on overnight advances. Callable advances give the FHLB the option to convert, at a specific date, in whole, into a three month Libor-based floating rate advance. BankAtlantic has established a blanket floating lien with the FHLB. Under the lien, BankAtlantic assigns a security lien against its residential loans. At December 31, 1998 and 1997, $1.6 billion and $891.9 million of 1-4 family residential loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic has an unused $1.1 billion line of credit with the FHLB, subject to available collateral, with a maximum term of 10 years at December 31, 1998.

         BankAtlantic established $65.0 million of lines of credit with four federally insured banking institutions for the purchase of Federal Funds. At December 31, 1998 and 1997, the outstanding balance of these lines of credit was $18.5 million and $2.5 million, respectively. The average balance outstanding during the years ended December 31, 1998 and 1997, of the Federal Funds purchased lines of credit was $5.4 million and $1.9 million, respectively. The maximum outstanding balance at any month end during 1998 and 1997 of the Federal Funds purchased lines of credit was $18.5 million and $7.0 million, respectively.

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are summarized below (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                          1998          1997
                                                         --------     ---------
Agreements to repurchase the same security.........      $103,204     $       0
Customer repurchase agreements.....................        58,889        58,716
                                                         --------     ---------
          Total....................................      $162,093     $  58,716
                                                         ========     =========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table provides information on the agreements to repurchase (dollars in thousands):

                                                                       FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
Maximum borrowing at any month-end within the period...         $404,874    $255,967    $362,147
Average borrowing during the period ...................         $264,866    $167,569    $173,008
Average interest cost during the period ...............             5.09%       5.26%       4.83%
Average interest cost at end of the period ............             4.94%       4.80%       5.13%


         Average borrowing was computed based on average daily balances during the period. Average interest rates during the period were computed by dividing interest expense for the period by the average borrowing during the period.

         Customer repurchase agreements at December 31, 1998 and 1997 included a $2.3 million and $4.7 million customer repurchase agreements, respectively, relating to a BFC escrow account. Total interest expense related to this reverse repurchase agreement was approximately $105,000, $210,000 and $312,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

         The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                                           WEIGHTED
                                                            ESTIMATED                      AVERAGE
                                             AMORTIZED         FAIR         REPURCHASE     INTEREST
                                               COST           VALUE          BALANCE       RATE (COST)
                                            -----------     ----------      ----------     ---------
DECEMBER 31, 1998 (1)
---------------------
FNMA mortgage-backed securities             $     7,610     $    7,669      $    6,053        4.00%
FHLMC mortgage-backed securities                 66,167         66,650          58,143        4.86
FHLMC REMIC                                      76,338         76,796          74,115        5.09
FNMA REMIC                                       31,286         30,095          23,782        4.00
                                            -----------     ----------      ----------        ----
          Total                             $   181,401     $  181,210      $  162,093        4.94%
                                            ===========     ==========      ==========        ====

DECEMBER 31, 1997(1)
--------------------
FHLB Bonds                                  $     2,650     $    2,651      $    2,380        4.80
FNMA                                              8,440          8,462           7,597        4.80
FHLMC                                            54,302         54,289          48,739        4.80
                                            -----------     ----------      ----------        ----
          Total                             $    65,392     $   65,402      $   58,716        4.80%
                                            ===========     ==========      ==========        ====

(1) At December 31, 1998 and 1997 these securities are classified as available for sale and recorded at market value in the consolidated statements of financial condition.

         Repurchase agreements at December 31, 1998 matured and were repaid in January 1999. These securities were held by unrelated broker dealers. All repurchase agreements at December 31, 1997 were customer repurchase agreements which are due on demand.

11.  SUBORDINATED DEBENTURES AND OTHER DEBT

          On March 31, 1991, BankAtlantic issued to certain of its existing shareholders, 18,611 shares of common stock and $8,000 of 14% subordinated debentures, having a March 1998 maturity date, with related detachable warrants to purchase 17,548 shares of common stock. The $8,000 of subordinated debentures were redeemed on August 31, 1993. The warrants relating to such debentures were detachable and expired on March 31, 1998.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company has the following subordinated debentures and notes and bonds payable outstanding at December 31, 1998 and 1997 (in thousands):

                                                                                                                   BEGINNING
                                                                                                                    OPTIONAL
                              ISSUE           DECEMBER 31,        INTEREST      MATURITY   CONVERSION CLASS OF     REDEMPTION
                                         --------------------
                               DATE        1998         1997        RATE          DATE       PRICE      STOCK         DATE
                             --------    --------     --------      -----      ----------    ------     -----       ----------
9% Debentures ...........    9/22/95     $ 21,000     $ 21,000      9.00%      10/01/2005    N/A        N/A         10/01/1998
6 3/4% Debentures(1).....    7/03/96       51,182       57,125      6.75%      7/01/2006     $ 6.55     A           7/01/1999
5 5/8% Debentures(1).....    11/25/97     100,000      100,000      5.63%      12/01/2007    $12.94     A           12/01/2000
Capital Improvement
 Bond series 1995(2).....    2/01/95        1,192        1,475      7.50%      2/01/2000     N/A        N/A         N/A
Capital Improvement
 Bond series 1997(2).....    2/01/97          553            0      6.38%      8/01/2002     N/A        N/A         N/A
Acquisition note(2)......    4/01/98        2,500            0      8.00%      4/01/2002     N/A        N/A         N/A
St. Lucie Fire District
 obligation(2) ..........    3/26/88          600            0      7.00%      3/26/2007     N/A        N/A         N/A
Notes payable(3) ........    Various           87            0      9.20%      Various       N/A        N/A         N/A
                                         --------     --------
                                         $177,114     $179,600
                                         ========     ========

(1) Convertible at the option of the Debenture holder.
(2) Acquired with SLWHC.
(3) Acquired with LTI.

         Included in other assets was $5.4 million and $6.3 million of unamortized underwriting discounts and costs at December 31, 1998 and 1997, respectively, associated with the issuance of subordinated debentures.

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

         The Debenture indentures for the 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1998 and 1997 the Company designated $5.8 million of securities available for sale to satisfy the above provision.

         During the year ended December 31, 1998, the Company issued 907,319 shares of Class A common stock upon the conversion of $5.9 million in principal amount of the Company's 6 3/4% Convertible Subordinated Debentures due 2006 at a conversion price of $6.55.

        In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In a public offering in April 1997, BBC Capital issued for $74.75 million, 2.99 million shares of Trust Preferred Securities at a price of $25 per share. BBC Capital used the gross proceeds received from the sale of the Trust Preferred Securities and $2.3 million of contributed capital from the Company to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 1998 and 1997, the balance of Trust Preferred Securities was $74.75 million. The net proceeds from the sale of the Junior Subordinated Debentures were utilized as follows: $21.2 million of the proceeds were contributed to BankAtlantic, $12.2 million of the proceeds were used to repurchase the Company's common stock and the remaining proceeds are being used by the Company for general corporate purposes. BankAtlantic used $21.2 million of the contributed capital to acquire St. Lucie West Holding Corp, and subsidiaries and to invest in a real estate joint venture. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears, with the first payment paid June 30, 1997. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. The Company has the right, at any time, so long as no event of default, as defined, has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

         On November 25, 1997, the Company issued, in a public offering, 4.3 million shares of Class A common stock and $100.0 million of 5 5/8% convertible subordinated debentures ("5 5/8% Debentures"). The net proceeds to the Company from the sale of Class A common stock was $43.4 million net of $107,000 of offering costs and $96.5 million from the sale of the 5 5/8% Debentures net of $3.5 million of offering costs.

         In March 1998, the Company announced a plan to purchase up to 2.0 million shares of common stock. During the year ended December 31, 1998 the company paid $10.9 million to repurchase and retire 769,500 shares of Class B common stock. In August 1996, the company announced a plan to purchase up to
1.56 million shares of common stock. During the year ended December 31, 1997 the company paid $12.2 million to repurchase and retire 1,040,625 and 365,625 shares of the Company's Class A and Class B common stock, respectively.

12.  STOCK OPTION PLANS

         On April 6, 1984, the Company's stockholders approved a Stock Option Plan ("1984 Plan") under which options to purchase up to 1,182,556 shares of Class B common stock could have been granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive stock option was not to be less than the fair market value of the common stock on the date of the grant. The exercise price of non-qualifying options was determined by a committee of the Board of Directors. The "1984 Plan" expired on May 25, 1998, and all outstanding options were exercised on or before such date.

         On May 31, 1994, the stockholders of the Company approved the BankAtlantic 1994 Stock Option Plan ("1994 Plan"), authorizing the issuance of options to acquire up to 2,288,819 shares of Class B common stock. All employee stock options under the 1994 Plan vest and are exercisable five years from the date of grant while directors' stock options vested immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         On May 21, 1996 the shareholders of the Company approved the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of options to acquire up to 1.95 million shares of Class A common stock. All of the incentive and non-qualifying stock options are exercisable for Class A common stock, with an exercise price equal to the fair market value at the date of grant. All employee stock options vest and are exercisable five years from the date of grant while directors' stock options vested immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date.

         Upon acquisition of RBCO, the Company assumed all options outstanding under RBCO's existing stock option plans resulting in the addition issuance of options to purchase 315,145 shares of Class A common stock at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the RBCO Plans and such Plans will terminate when the outstanding options expire. The value of such options at the acquisition date was included in the cost of the RBCO acquisition and credited to additional paid-in-capital.

         On March 13, 1998, the Company's shareholders approved the BankAtlantic Bancorp 1998 Employee Stock Option Plan ("1998 Plan") authorizing the issuance of options to acquire up to 800,000 shares of Class A common stock and 150,000 shares of Class B common stock. Employee stock options vest at the discretion of the Compensation Committee and directors stock options vest immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date. On December 14, 1998, the Compensation Committee approved an exchange program whereby stock options held by employees other than executive management and members of the Board of Directors of the Company with an exercise price greater than $7.25 per share could be surrendered for cancellation and exchanged for new options with an exercise price equal to the fair market value for Class A common stock at December 14, 1998, contingent upon such offer being accepted by such option holders by December 14, 1998. The number of new options, vesting schedule and terms other than the exercise price were the same as the options canceled.

         On December 1, 1998 the Board of Directors of the Company adopted a Restricted Stock Incentive Plan to provide additional incentives to officers and key employees of its subsidiary, RBCO. As part of the Plan, the Board of Directors delegated administration of the Plan to the Directors or a committee of RBCO. The Plan provides for the granting of up to 750,000 Class A common shares of restricted stock, of which not more than 250,000 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards. The Plan generally makes awards to a broad-based group of employees.

         The Board of Directors or Committee administering the Plan has discretion about which RBCO employees receive awards and the vesting of the awards under the Plan. During the restricted period, dividends paid on the shares may be accumulated and paid out at the end of the restricted period or may be paid out currently to the employee. The vesting for these purposes is usually approximately one year from the date of grant. Under these awards, the participants receive the dividends and vote the restricted stock during the restricted period, if applicable. The employee forfeits the restricted stock if he leaves the employment of RBCO prior to vesting. All awards were granted subject to shareholder approval. In December 1998, the Board granted 89,751 shares of restricted Class A common stock under this plan to key employees of RBCO which vest one year from the grant date. The fair value of such awards were recorded as compensation expense in 1998, since such awards related to services performed in 1998.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         A summary of stock option activity segregated by class of stock was:

                                                                    CLASS B
                                                                   OUTSTANDING
                                                                     OPTIONS        PRICE PER SHARE
                                                                    ---------      -----------------
Outstanding December 31, 1995.................................      3,063,130      $ 2.28 to  $ 4.00
Exercised.....................................................       (138,392)       2.96 to    3.01
Forfeited.....................................................       (189,677)       3.90 to    4.00
                                                                    ---------      ------     ------
Outstanding December 31, 1996.................................      2,735,061        2.28 to    4.00
Exercised.....................................................       (547,740)       2.28 to    3.90
Forfeited.....................................................        (71,774)       3.90 to    3.90
                                                                    ---------      ------      -----
Outstanding December 31, 1997.................................      2,115,547        3.01 to    4.00
Exercised.....................................................       (442,015)       3.01 to    4.00
Forfeited.....................................................        (33,896)       3.90 to    4.00
                                                                    ---------      ------      -----
Outstanding December 31, 1998.................................      1,639,636      $ 3.90 to  $ 4.00
                                                                    =========      ======     ======
Exercisable at December 31, 1998..............................         67,816      $ 3.90 to  $ 4.00
                                                                    =========      ======     ======
Available for grant at December 31, 1998......................        421,586
                                                                    =========


                                                                     CLASS A
                                                                   OUTSTANDING
                                                                    OPTIONS         PRICE PER SHARE
                                                                   ------------    -----------------
Outstanding December 31, 1995.................................              0      $ 0.00 to  $ 0.00
Issued........................................................      1,029,440        5.74 to    6.25
Forfeited.....................................................       (101,023)       5.74 to    5.74
                                                                    ---------      ------     ------
Outstanding December 31, 1996.................................        928,417        5.74 to    6.25
Exercised.....................................................        (16,775)       5.74 to    7.17
Forfeited.....................................................       (104,994)       5.74 to    8.64
Issued........................................................        809,984        5.74 to   12.35
                                                                    ---------      ------     ------
Outstanding December 31, 1997.................................      1,616,632        5.74 to   12.35
Options issued in connection with the acquisition of RBCO.....        315,145        3.97 to    9.70
Exercised.....................................................        (18,371)       5.26 to    7.92
Forfeited.....................................................     (1,045,296)       5.74 to   14.38
Issued........................................................      1,317,655        5.18 to   14.38
                                                                    ---------      ------     ------
Outstanding at December 31, 1998..............................      2,185,765      $ 3.97 to  $14.06
                                                                    =========      ======     ======
Exercisable at December 31, 1998..............................        230,144      $ 3.97 to  $14.06
                                                                    =========      ======     ======
Available for grant at December 31, 1998......................        841,653
                                                                    =========


         The weighted average exercise price of options outstanding at December 31, 1998, 1997 and 1996 was $5.64, $5.14 and $4.21, respectively. The weighted average exercise price of stock options exercised was $3.42, $3.28 and $3.01 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average exercise price of options forfeited during the years ended December 31, 1998, 1997 and 1996 was $7.80, $5.27 and $4.56, respectively.

         During the years ended December 31, 1998, 1997 and 1996, 164,818, 373,328 and 12,736 of non-qualifying and 295,568, 191,187 and 125,656 of incentive stock options issued under the 1984, 1994 and 1996 plans were exercised resulting in increases of $2.3 million, $2.8 million and $531,000 in stockholders' equity, respectively. The tax effect, included in the preceding amounts, of the exercised stock options for December 31, 1998, 1997 and 1996 was $709,000, $913,000 and $118,000, respectively, and has been reflected in additional paid in capital. During the years ended December 31, 1998, 1997 and 1996, 325,000 of options were forfeited under the 1998 plan, 720,296, 104,994 and 101,023 of options were forfeited under the 1996 Plan and 33,896, 71,774 and 189,677 of options were forfeited under the 1994 Plan, respectively.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         During the latter part of 1996 and early 1997, certain executives and officers received prorata vesting as part of their severance arrangements relating to previously granted 1994 and 1996 Plan options. Forfeited and vested options were 148,778 shares and 194,559 shares for the 1994 plan and 84,231 shares and 25,634 shares for the 1996 plan, respectively. During 1998 certain executives and officers received accelerated prorata vesting as part of their severance package from the 1994, 1996 and 1998 plans. These options will vest in 1999 and 2000. Forfeited options were 18,158, 99,167 and 35,104 from the 1994, 1996 and 1998 plans, respectively and vested options were 124,970, 85,535 and 4,771 from the 1994, 1996 and 1998 plans. Under the exchange program mentioned previously, 303,903, and 292,000 of options to purchase Class A common stock issued pursuant to the 1996 and 1998 stock options plans to all optionees other than executive management and members of the Board of Directors with an exercise price of $7.92 and $9.50, respectively were exchanged for options with the same terms except the exercise price was reduced to $6.50. Also on December 14, 1998, 161,323 of options to purchase Class A common stock issued pursuant to RBCO stock option plans with various exercise prices greater than $7.25 were exchanged for similar options with a $6.50 exercise price.

         The adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $884,000, $497,000 and $474,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:

                                                                                   FOR THE YEAR ENDED
(In thousands, except per share data)                                                  DECEMBER 31,
                                                                      ---------------------------------------------
                                                                       1998               1997               1996
                                                                      -------          ----------         ---------
Net income (loss)                             As reported........     $(8,034)         $   27,769            19,011
                                                                      =======          ==========         =========
                                              Pro forma..........      (8,918)             27,272            18,537
                                                                      =======          ==========         =========

Basic earnings (loss) per share Class A       As reported........     $ (0.24)         $     0.98              0.64
                                                                      =======          ==========         =========
                                              Pro forma..........       (0.26)               0.97              0.63
                                                                      =======          ==========         =========

Basic earnings (loss) per share Class B       As reported........     $ (0.22)         $     0.94              0.72
                                                                      =======          ==========         =========
                                              Pro forma..........       (0.25)               0.93              0.71
                                                                      =======          ==========         =========

Diluted earnings (loss) per share Class A     As reported........     $ (0.22)         $     0.78              0.58
                                                                      =======          ==========         =========
                                              Pro forma..........       (0.25)               0.77              0.57
                                                                      =======          ==========         =========

Diluted earnings (loss) per share Class B     As reported........     $ (0.22)         $     0.77              0.66
                                                                      =======          ==========         =========
                                              Pro forma..........       (0.25)               0.76              0.64
                                                                      =======          ==========         =========


         The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                              WEIGHTED AVERAGE
                                   ----------------------------------------------------------------------
                     NUMBER OF                                   RISK FREE                      EXPECTED
   YEAR OF            OPTIONS      GRANT DATE      EXERCISE      INTEREST       EXPECTED        DIVIDEND
    GRANT             GRANTED      FAIR VALUE       PRICE          RATE        VOLATILITY        YIELD
---------------      ---------     ----------      --------      ---------     ----------       ---------
     1996            1,029,440     $ 2.95          $ 5.77          6.86%         18.60%          0.36%
     1997              809,984     $ 3.36          $ 8.08          6.60%         27.40%          0.99%
     1998              560,429     $ 4.40          $ 8.63          5.02%         50.00%          1.03%

The employee turnover factor was 5.88% for incentive and non-qualifying stock options during the year ended December 31, 1998 and 5.97 % and 13.40% for incentive stock options and 3.55% and 5.20% for non-qualifying stock options, for the years ended December 31, 1997 and 1996, respectively. The expected life for all options issued was 7.5 years.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                               ------------------------------------------------       ---------------------------
                                                    WEIGHTED-        WEIGHTED-                          WEIGHTED-
 CLASS OF       RANGE OF          NUMBER            AVERAGE          AVERAGE             NUMBER         AVERAGE
  COMMON        EXERCISE        OUTSTANDING        REMAINING         EXERCISE         EXERCISABLE       EXERCISE
   STOCK         PRICES         AT 12/31/98     CONTRACTUAL LIFE      PRICE           AT 12/31/98        PRICE
------------ ---------------   --------------   ----------------    -----------       -----------       ---------
     B       $3.90 to  4.00      1,639,636        5.3 years          $ 3.94              67,816          $ 3.90
     A       $3.90 to  9.00      1,909,723        7.9 years            6.48             191,007            6.62
     A       $9.01 to 14.06        276,042        9.9 years            9.98              39,137           11.78
                                 ---------        ---------          ------             -------          ------
                                 3,825,401        6.9 years          $ 5.64             297,960          $ 6.68
                                 =========        =========          ======             =======          ======


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

         The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts for tax years beginning after 1995. As a "large" thrift (more than $500 million in assets), BankAtlantic had to change to the specific charge-off method to compute its bad debt deduction starting in 1996. BankAtlantic is required to recapture into taxable income the portion of its bad debt reserves that exceeds its base year reserves. For financial reporting purposes, deferred taxes have previously been provided for amounts in excess of the base year tax bad debt reserve and accordingly, recapture of such amounts for tax purposes will not trigger expense for financial reporting purposes. BankAtlantic will have to recapture $1.7 million (after tax) of bad debt reserve due to the law change. BankAtlantic's recapture amount will be taken into taxable income ratably (on a straight-line basis) over a six-year period beginning in 1998 at $306,000 per year ($1.4 million remaining at December 31, 1998), for which deferred income taxes have been provided. BankAtlantic met the residential loan requirement for the tax years beginning in 1996 and 1997, and recapture of the reserves was suspended for such tax years. During the year ended December 31, 1998 BankAtlantic recaptured $306,000 of tax effected reserves into current taxable income. At December 31, 1998, BankAtlantic had a $3.9 million (after tax) base year reserve for which deferred taxes have not been provided which is subject to recapture if BankAtlantic redeems its common stock or certain other events occur.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The provision for income taxes consisted of (in thousands):

                                            1998         1997         1996
                                         -----------   ----------   ---------
Continuing operations................     $   6,526     $ 15,248     $ 11,380
Discontinued operations..............       (11,101)       2,505          861
                                          ---------     --------     --------
Total................................        (4,575)      17,753       12,241
                                          =========     ========     ========

Continuing operations:
Current:
  Federal............................         14,051      13,462        8,566
  State..............................          1,658       2,539        1,323
                                          ----------    --------     --------
                                              15,709      16,001        9,889
                                          ----------    --------     --------
Deferred:
 Federal.............................         (7,571)       (651)       1,283
  State..............................         (1,612)       (102)         208
                                          ----------    --------     --------
                                              (9,183)       (753)       1,491
                                          ----------    --------     --------

Provision  for income taxes..........     $    6,526    $ 15,248     $ 11,380
                                          ==========    ========     ========

        The December 31, 1998, 1997, and 1996 amounts above do not include deferred taxes of $2.2 million, $455,000 and $470,000, respectively, related to unrealized appreciation on securities available for sale which is a separate component of stockholders' equity.

        BankAtlantic's actual provision for continuing operations differs from the Federal expected income tax provision as follows (in thousands):

                                                                                               FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                      -------------------------------------
                                                                                         1998         1997          1996
                                                                                      -----------  -----------   ----------
Income tax provision (benefit) at expected federal income tax rate(1).............    $ 5,849       $13,617       $10,156
  Increase (decrease) resulting from:
  Tax-exempt interest income......................................................        (36)          (22)          (26)
  Provision (benefit) for state taxes net of federal benefit......................        478         1,351         1,038
  Change in  valuation allowance for deferred tax assets..........................       (827)            0             0
  Amortization of costs over fair value of net assets acquired....................      1,217           878           541
  Other -- net....................................................................       (155)         (576)         (329)
                                                                                       -------      -------        ------
          Provision  for income taxes.............................................     $ 6,526      $15,248       $11,380
                                                                                       =======      =======       =======

-------------
(1) The expected federal income tax rate is 35% for the years ended December 31, 1998, 1997 and 1996.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                                       DECEMBER 31,
                                                                                             ---------------------------------
                                                                                              1998        1997          1996
                                                                                             -------     --------      -------
DEFERRED TAX ASSETS:                                                                                   (IN THOUSANDS)
  Provision for discontinued operations, restructuring charges and write-downs.........      $ 4,758     $      0      $     0
  Allowance for loans, REO and tax certificate losses, for
     financial statement purposes......................................................       14,360       10,700        8,692
  Other allowances and expense accruals recorded for financial statement
     purposes not currently recognized for tax purposes................................        3,655          412        1,495
  Deferred compensation accrued for financial statement purposes not
   currently recognized for tax purposes...............................................          351          353          266
  RBCO unearned compensation...........................................................          333            0            0
  Unearned commitment fees.............................................................          167          125          114
  Amortization of mortgage servicing rights for financial
     reporting purposes in excess of amount amortized for tax purposes.................        5,370          146          251
  Amortization of intangible assets for financial statement purposes in excess of
    amounts amortized for tax purposes.................................................          128          169          225
  Net operating loss carryforward acquired.............................................        1,387        1,222            0
  Real estate held for development and sale capitalized costs for tax purposes
    in excess of amounts capitalized for financial statement purposes..................        1,670        1,414            0
  Purchase accounting adjustments for SLWHC acquisition................................        1,336        1,548            0
  Purchase accounting adjustments for bank acquisitions................................          136         (501)         170
  Other................................................................................           54           10           10
                                                                                             -------      -------      -------
Total gross deferred tax assets........................................................       33,705       15,598       11,223
Less valuation allowance relating to SLWHC acquisition.................................        3,357        4,184            0
                                                                                             -------      -------      -------
Total deferred tax assets..............................................................       30,348       11,414       11,223
                                                                                             -------      -------      -------

DEFERRED TAX LIABILITIES:
  Tax bad debt reserve in excess of base year reserve                                          1,378        1,684        1,684
  Office properties and equipment and real estate owned due to depreciation differences          140          447        1,172
  FHLB stock, due to differences in the recognition of stock dividends                         1,049        1,610        1,740
  Deferred loan income, due to differences in the recognition of loan origination
    fees and discounts                                                                         2,917        1,962        2,039
  Discount on securities, due to the accretion of   discounts                                      0            0          286
  Prepaid pension expenses                                                                     1,429          995          313
  Deferred tax liability on unrealized appreciation on securities available for sale           2,231          455          470
  Prepaid insurance                                                                              192          219          142
  Mortgage servicing rights recognized for financial statement purposes in excess of
     amounts recognized for tax purposes                                                         743          826            0
  Other                                                                                          121           19           22
                                                                                             -------      -------      -------
Total gross deferred tax liabilities                                                          10,200        8,217        7,868
                                                                                             -------      -------      -------
Net deferred tax asset                                                                        20,148        3,197        3,355
Less deferred income tax (assets) liabilities at beginning of period                          (3,197)      (3,355)         744
Acquired net deferred tax asset, net of valuation allowance                                     (464)           0       (2,464)
Increase (decrease) in deferred tax liability on unrealized appreciation on debt
  securities available for sale included as a separate component of stockholders' equity       1,776          (15)      (3,130)
                                                                                             -------      -------      -------
Benefit (provision) for deferred income taxes                                                $18,263      $  (173)     $(1,495)
                                                                                             =======      =======      =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Due to IRS limitations, the net operating loss ("NOL") carryforward acquired in connection with the SLWHC acquisition can only be utilized if SLW has taxable income. The NOL carryforward will expire in varying amounts through the year 2011.

        The unrecognized tax attributes acquired on October 31, 1997 in connection with the SLWHC acquisition were (in thousands):

                                                                                         DECEMBER 31,
                                                                                       1998         1997
                                                                                     ---------    ---------
Net operating loss carryforward.................................................     $ 1,206      $ 1,222
Real estate held for development and sale capitalized costs for tax purposes
   in excess of amounts capitalized for financial statement purposes............         815        1,414
Fair value of real estate held for development and sale lower than tax basis....       1,336        1,548
                                                                                     -------      -------
Total deferred tax assets.......................................................       3,357        4,184
Valuation allowance.............................................................       3,357        4,184
                                                                                     -------      -------
Deferred tax assets, net........................................................     $     0      $     0
                                                                                     =======      =======


        On December 31, 1998 and 1997, the Company had a valuation allowance relating to the deferred tax assets acquired in connection with the SLWHC acquisition. These acquired deferred tax assets can only be realized if SLWHC has taxable income of an appropriate character.

14.  PENSION PLAN

        BankAtlantic sponsors a non-contributory defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits are based on years of service and the employee's average earnings received during the highest five consecutive years out of the last ten years of employment. The funding policy is to contribute an amount not less than the ERISA minimum funding requirement nor more than the maximum tax-deductible amount under Internal Revenue Service rules and regulations. At December 31, 1998, the Company froze its defined benefit pension plan whereby participants of the Plan will not accrue service benefits beyond December 31, 1998 and vested all participants in the plan. The Company will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations incurred prior to January 1, 1999. Additionally, the Company is exploring employee benefit alternatives such as enhanced 401K benefits and other types of benefit plans. Plan assets consist of cash equivalents, common stocks and mutual funds.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition at:

                                                                                           DECEMBER 31,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                     --------          --------
                                                                                          (IN THOUSANDS)
Projected benefit obligation at the beginning of the year ..................         $ 20,478          $ 17,300
Service cost ...............................................................            1,791             1,260
Interest cost ..............................................................            1,443             1,270
Amendments .................................................................              135               618
Termination benefits .......................................................              162                 0
Actuarial loss .............................................................            1,246               511
Benefits paid ..............................................................             (545)             (481)
Gross curtailment gain .....................................................           (5,113)                0
                                                                                     --------          --------
Projected benefit obligation at end of year ................................         $ 19,597          $ 20,478
                                                                                     ========          ========

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                     --------          --------
                                                                                          (IN THOUSANDS)
Fair value of Plan assets at the beginning of year .........................         $ 20,169          $ 15,728
Actual return on Plan assets ...............................................            3,096             3,580
Employer contribution ......................................................              652             1,342
Benefits paid ..............................................................             (545)             (481)
                                                                                     --------          --------
Fair value of Plan assets as of actuarial date .............................         $ 23,372          $ 20,169
                                                                                     ========          ========

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                     --------          --------
                                                                                          (IN THOUSANDS)
Actuarial present value of projected benefit obligation for service
  rendered to date .........................................................         $(19,597)         $(20,478)
Plan assets at fair value as of the actuarial date .........................           23,372            20,169
                                                                                     --------          --------
Plan assets in excess (below) projected benefit obligation .................            3,775              (309)
Unrecognized net loss from past experience different from that assumed
 and effects of changes in assumptions .....................................                0             2,248
Prior service (cost) benefit not yet recognized in net periodic pension cost                0               611
Unrecognized net asset at October 1, 1987, being recognized over 15 years ..                0            (1,272)
                                                                                     --------          --------
Prepaid pension cost .......................................................         $  3,775          $  1,278
                                                                                     ========          ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Net pension cost includes the following components:

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                    -----------------------------------------
                                                                      1998            1997             1996
                                                                    --------        --------          -------
                                                                                 (IN THOUSANDS)
Service cost benefits earned during the period ............         $ 1,791          $ 1,260          $ 1,065
Interest cost on projected benefit obligation .............           1,443            1,270            1,151
Expected return on plan assets ............................          (1,814)          (1,520)          (1,297)
Amortization of transition asset ..........................            (268)            (268)            (268)
Amortization of prior service costs .......................              68               68                9
Amortization  of unrecognized net gains and losses ........              63               71              256
Curtailment gain less termination benefits, and recognition
of
  previously unrecognized deferred items ..................          (3,128)               0                0
                                                                    -------          -------          -------
Net periodic pension expense (benefit) (1) ................         $(1,845)         $   881          $   916
                                                                    =======          =======          =======

(1) Periodic pension expense, excluding the curtailment gain, is included in employee compensation/benefits excluding RBCO and real estate operations on the Consolidated Statements of Operations.

The actuarial assumptions used in accounting for the Plan were:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                  1998       1997      1996
                                                                 ------      -----     -----
Weighted average discount rate..........................          6.50%      7.00%     7.50%
Rate of increase in future compensation levels..........           N/A       4.75%     5.00%
Expected long-term rate of return.......................          9.00%      9.00%     9.00%

        Actuarial assumptions for the years ended December 31, 1997 and 1996 were projected based upon participant data at October 1 of the same year. Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. With respect to the years ended December 31, 1997 and 1996, management believes that the impact, if any, of the difference between actuarial assumptions utilized on October 1 and those appropriate at December 31 is immaterial. Participant data at December 31, 1998 was used for the actuarial assumption for the year ended December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, BankAtlantic funded $577,000, $954,000 and $500,000, respectively, to the plan.

        BankAtlantic sponsors a defined contribution plan ("401k Plan") for all employees who have completed six months of service. Employees can contribute up to 14% of their salary, not to exceed $10,000 for 1998 and $9,500 for 1997 and 1996. For employees that fall within the highly compensated criteria, maximum contributions are currently 10% of salary. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $225,000, $194,000 and $147,000 of expenses and employer contributions related to the 401k Plan for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, the Board of Directors declared a discretionary match of 25% of the first 4% of an employee's contribution.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.  COMMITMENTS AND CONTINGENCIES

         The Company is lessee under various operating leases for real estate and equipment including ATMs extending to the year 2072. The approximate minimum rental under such leases, at December 31, 1998, for the periods shown was (in thousands):

YEAR ENDING DECEMBER 31,                                  AMOUNT
------------------------                                 --------
1999..........................................           $  6,135
2000..........................................              4,978
2001..........................................              4,209
2002..........................................              3,700
2003..........................................              2,839
Thereafter....................................              4,464
                                                         --------
          Total...............................           $ 26,325
                                                         ========

        Rental expense for premises and equipment was $6.7 million, $5.1 million and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Included in other liabilities at December 31, 1998 and 1997, is an allowance of $409,000 and $67,000, respectively, for future rental payments on closed branches. The allowance for closed branches includes branches closed in prior periods, branches closed during 1998, and those branches included in the restructuring plan (see Note 5).

        At December 31, 1998, BankAtlantic leased 746 ATMs, 274 of which are in Wal-Mart and Sam's Club locations throughout Florida, Georgia and Alabama.. An additional 185 machines are located in K-Mart stores and Cumberland Farms convenience stores located in Florida and 28 machines are on cruise ships. The remaining ATMs are at BankAtlantic branch locations and various retail outlets including gasoline, convenience food stores, malls, entertainment complexes and college campuses.

        During the ordinary course of business, the Company c and its subsidiaries including RBCO are involved as plaintiff or defendant in various lawsuits. Although the Company believes it and its subsidiaries have meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel believes results of operations or financial position will not be significantly impacted by the resolution of these matters. (See also Note 17.)

        In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk, when it is deemed appropriate in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Financial instruments with off-balance sheet risk were:

                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                    1998          1997
                                                                  ---------     ---------
                                                                       (IN THOUSANDS)
Commitments to extend credit to foreign institutions.........     $  57,229     $  49,894
Commitment to sell residential loans.........................        45,353        11,886
Commitments to sell investment securities....................             0         4,979
Commitment to purchase REMIC's...............................        40,878       153,946
Commitments to extend credit, including the undisbursed
  portion of loans in process................................       436,949       295,776
Letters of credit............................................       123,480        56,435
Commitments to purchase residential loans....................         1,200             0
Commitments to purchase trading securities...................         1,000             0
Commitments to sell trading securities.......................     $   1,000             0
                                                                  =========     =========

        Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include first mortgages on commercial and residential real estate.

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

        BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $39.7 million and $33.4 million at December 31, 1998 and 1997, respectively.

        BankAtlantic is a member of the FHLB system. As a member, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta, in amounts at least equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or (ii) 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1998, BankAtlantic was in compliance with this requirement with an investment of approximately $52.2 million in stock of the FHLB of Atlanta.

        Upon acquisition of LTI, the Company became obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At December 31, 1998, the amount of lease payments subject to such recourse provisions was approximately $7.0 million and a $162,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

        Upon the acquisition of RBCO the Company became subject to the risks of investment banking. RBCO's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of RBCO and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose RBCO to off-balance-sheet risk, wherein the clearing broker may charge RBCO for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. RBCO seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker. RBCO does not utilize futures as a hedge against interest rate risk for its trading inventory or use derivatives in its trading activities.

16.  REGULATORY MATTERS

        The Company, by virtue of its ownership of all of the common stock of BankAtlantic, is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is subject to the reporting and the other requirements of the Securities Exchange Act of 1934. In addition, BFC Financial Corporation ("BFC") owns 6,578,671 and 4,876,124 shares of Class A and Class B common stock, respectively, which amounts to 25% and 47% of the Company's outstanding Class A and Class B common stock, respectively. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

        BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankAtlantic must meet specific capital guidelines that involve quantitative measures of BankAtlantic's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. BankAtlantic's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Certain of BankAtlantic's activities, such as its investment in real estate held for development and sale and real estate joint ventures, result in a deduction from capital for regulatory capital measurement.

        Quantitative measures established by regulation to ensure capital adequacy require BankAtlantic to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that BankAtlantic meets all capital adequacy requirements to which it is subject.

        As of December 31, 1998, BankAtlantic is considered a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized BankAtlantic must maintain minimum total risk-based, Tier I risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since December 31, 1998 that management believes have changed the institution's category.

        BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                                           TO BE WELL
                                                                               FOR CAPITAL             CAPITALIZED UNDER
                                                                                ADEQUACY               PROMPT CORRECTIVE
                                                     ACTUAL                     PURPOSES               ACTION PROVISIONS
                                               -------------------       ---------------------       ---------------------
                                                AMOUNT      RATIO          AMOUNT       RATIO         AMOUNT        RATIO
                                               ---------    ------       ----------     ------       ---------      ------
(IN THOUSANDS)
As of December 31, 1998:
Total risk-based capital.................      $ 336,131    13.92%       $> 193,150  >   8.00%       $ 241,438   >  10.00%
                                                                          -          -                           -
Tier I risk-based capital................      $ 305,860    12.67%       $>  96,575  >   4.00%       $ 144,863   >   6.00%
                                                                          -          -                           -
Tangible capital.........................      $ 305,860     8.48%       $>  54,111  >   1.50%       $  54,111   >   1.50%
                                                                          -          -                           -
Core capital.............................      $ 305,860     8.48%       $> 144,297  >   4.00%       $ 180,371   >   5.00%
                                                                          -          -                           -
As of December 31, 1997:
Total risk-based capital.................      $ 355,930    18.64%       $> 152,785  >   8.00%       $ 190,981   >  10.00%
                                                                          -          -                           -
Tier I risk-based capital................      $ 332,010    17.38%       $>  76,392  >   4.00%       $ 114,588   >   6.00%
                                                                          -          -                           -
Tangible capital.........................      $ 332,010    11.12%       $>  44,798  >   1.50%       $  44,798   >   1.50%
                                                                          -          -                           -
Core capital.............................      $ 332,010    11.12%       $>  89,595  >   3.00%       $ 149,325   >   5.00%
                                                                          -          -                           -

        The Company's wholly owned subsidiary, RBCO is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to exceed $1,000,000. At December 31, 1998, RBCO's regulatory net capital was approximately $12.1 million, which exceeded minimum net capital rule requirements by $11.1 million.

        RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 1998.

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

        In late 1990, questions arose relating to this portfolio and such questions revolved around practices which were intended to defraud BankAtlantic. As a consequence of this activity BankAtlantic filed a claim with its insurance carrier which resulted in payments of $18 million by the carrier to BankAtlantic during 1992 through 1994. The carrier has no obligation to make further payments on this matter to BankAtlantic. As part of the settlement agreement with the carrier ("Covenant"), BankAtlantic agreed to and did file suit against certain third parties. The Covenant provides that in the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amount until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic to obtain such recoveries. A trial against various wrongdoers was held in February 1998 and judgment was entered in favor of BankAtlantic and the carrier against over fifty third party defendants, individuals and corporations. A number of these third party defendants have been convicted of criminal fraud. Additionally, BankAtlantic has been named as a defendant in various litigation instituted by or for the benefit of various consumers who were mortgagors of the loans. At December 31, 1998, all such litigation had been resolved except for the ongoing action in New Jersey, discussed below.

        Two actions were filed in New Jersey. One of the New Jersey actions was brought on behalf of the State of New Jersey and was resolved in 1995. The remaining New Jersey action, which was brought against over 25 parties, including BankAtlantic, purported to be a class action on behalf of named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, rescission of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; and plaintiff's appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The plaintiffs appealed this ruling to the superior Court of New Jersey Appellate Division which, in March 1998, denied the plaintiffs motion to appeal. Plaintiff subsequently appealed to the Supreme Court of New Jersey which, on June 30, 1998, granted plaintiffs motion to appeal and remanded the matter to the Appellate Division to consider the class issue on its merit. The Appellate Division has set March 24, 1999 for oral arguments on this matter.

        The balance of the loans associated with the Subject Portfolio amounted to approximately $4.5 million and $6.8 million at December 31, 1998 and 1997, respectively. The related dealer reserve had been completely charged-off by December 31, 1993. Net charge-offs relating to the Subject Portfolio amounted to $103,000, $370,000 and $666,000, for the years ended December 31, 1998, 1997 and
1996, respectively. At December 31, 1998, 11% of the loans were secured by collateral in South Florida and 89% of such loans were secured by collateral in the northeastern United States, respectively. Collateral for these loans is generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Loans in the Subject Portfolio are charged-off if payments are more than 90 days delinquent.

        Since discovery of this issue, appropriate consideration has been given to insurance coverage availability, the Covenant, loan collectibility and related dealer reserves. Management believes it has meritorious defenses to the remaining litigation in New Jersey, but there is no assurance that BankAtlantic will ultimately be successful in defending this litigation.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.  PARENT COMPANY FINANCIAL INFORMATION

         Condensed Statements of Financial Condition at December 31, 1998 and 1997 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 1998 are shown below. (in thousands):

                             CONDENSED STATEMENTS OF FINANCIAL CONDITION                         DECEMBER 31,
                                                                                          ---------------------------
                                                ASSETS                                      1998               1997
                                                                                          ---------          --------
Cash deposited at  BankAtlantic .................................................         $  13,496          $ 48,514
Securities available for sale (at market value) .................................            19,276             7,233
Loan receivable from subsidiary, net ............................................            10,000             6,275
Trading  securities (at market value) ...........................................                 0             5,067
Investment in subsidiaries ......................................................           426,243           383,126
Investment and advances in joint ventures .......................................            12,629             1,749
Due from BankAtlantic ...........................................................               657                 0
Deferred offering costs on junior subordinated and subordinated debentures ......             8,087             9,107
Income tax receivable from BankAtlantic .........................................             3,145             5,312
Other assets ....................................................................               208               263
                                                                                          ---------          --------
          Total assets ..........................................................         $ 493,741          $466,646
                                                                                          =========          ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Junior subordinated debentures and subordinated debentures ......................         $ 249,244          $255,187
Due to BankAtlantic .............................................................                 0                39
Other liabilities ...............................................................             4,057             3,976
                                                                                          ---------          --------
Total liabilities ...............................................................           253,301           259,202
                                                                                          ---------          --------
Stockholders' equity:
  Preferred Stock, $0.01 par value 10,000,000 shares authorized; none outstanding                 0                 0
  Class A common stock, $0.01 par value, authorized 80,000,000 shares; issued and
     outstanding, 26,799,368 and 21,509,159 shares ..............................               268               215
  Class B common stock, $0.01 par value, authorized 45,000,000 shares; issued and
     outstanding, 10,356,431 and 10,690,231 shares ..............................               104               107
  Additional paid-in capital ....................................................           147,686            98,475
  Unearned compensation - restricted stock awards ...............................            (7,062)                0
  Retained earnings .............................................................            95,818           107,650
                                                                                          ---------          --------
Total stockholders' equity before net unrealized appreciation on debt securities
  available for sale-net of deferred income taxes ...............................           236,814           206,447
Net unrealized appreciation (depreciation) on securities available for sale owned
  by the Company and BankAtlantic - net of deferred income taxes ................             3,626               724
                                                                                          ---------          --------
Total stockholders' equity ......................................................           240,440           207,171
                                                                                          ---------          --------
          Total liabilities and stockholders' equity ............................         $ 493,741          $466,373
                                                                                          =========          ========

                                CONDENSED STATEMENTS OF OPERATIONS                            FOR THE YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        1998           1997           1996
                                                                                      --------       --------       --------
Interest income on repurchase agreements and deposits at BankAtlantic ..........      $  1,096       $  2,337       $    597
Interest income on loans and investments .......................................         1,055            837            209
                                                                                      --------       --------       --------
         Total interest income .................................................         2,151          3,174            806
                                                                                      --------       --------       --------
Interest expense on subordinated debentures and  junior  subordinated debentures        18,823         11,689          4,018
Capitalized interest ...........................................................          (732)             0              0
                                                                                      --------       --------       --------
  Net interest (expense) .......................................................        18,091         (8,515)        (3,212)
Gains of trading account securities, unrealized and realized ...................           834          2,463              0
Loss on investment securities available for sale ...............................        (2,074)             0              0
Other expenses .................................................................          (495)          (544)           (39)
                                                                                      --------       --------       --------
Loss before income tax benefit and earnings of subsidiaries ....................       (17,675)        (6,596)        (3,251)
  Income tax benefit ...........................................................         6,572          2,481          1,253
                                                                                      --------       --------       --------
  (Loss) before income of subsidiaries .........................................       (11,103)        (4,115)        (1,998)
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic          (317)           152             27
Equity in income from BankAtlantic's continuing operations .....................        21,606         27,621         19,610
Equity in income (loss) from BankAtlantic's discontinued operations ............       (18,220)         4,111          1,372
                                                                                      --------       --------       --------
          Net income (loss) ....................................................      $ (8,034)      $ 27,769       $ 19,011
                                                                                      ========       ========       ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         FROM THE YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                -------------------------------------
                                                                                  1998          1997           1996
                                                                                --------      ---------      --------
OPERATING ACTIVITIES:
  Income from continuing operations .......................................     $ 10,186      $  23,658      $ 17,639
  Income from discontinued operations .....................................      (18,220)         4,111         1,372
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
  Equity in net earnings of BankAtlantic and other subsidiaries ...........       (3,069)       (31,884)      (21,009)
  Amortization and accretion, net .........................................          792            388            13
  Other than temporary impairment of securities available for sale ........        2,136              0             0
  Gains on sales of securities available for sale .........................          (62)             0             0
  Purchase of trading securities, net .....................................       (1,621)        (6,243)            0
  Proceeds from sales of trading securities ...............................        8,648          3,640             0
  Trading securities gains ................................................         (834)        (2,463)            0
  Increase (decrease) in accrued interest payable .........................         (282)           599         1,859
  Increase (decrease) in other liabilities ................................          394             78           (42)
  (Decrease) increase in  receivable (payable) from (to) BankAtlantic .....         (696)        (2,703)        3,381
  Increase in other assets ................................................           86            (35)            0
  Increase in income tax receivable .......................................          984         (2,474)       (1,371)
                                                                                --------      ---------      --------
  Net cash provided (used) by operating activities ........................       (1,558)       (13,328)        1,842
                                                                                --------      ---------      --------
INVESTING ACTIVITIES:
  Loan participations with BankAtlantic ...................................            0         (6,500)            0
  Loans originated to subsidiaries ........................................      (10,000)             0             0
  Principal reduction on loans ............................................        6,275            358             0
  Investment in BBC Capital Trust I .......................................            0         (2,312)            0
  Investment and advances to joint ventures ...............................      (10,696)        (1,870)            0
  Additional investment in BankAtlantic ...................................      (17,325)      (161,200)      (54,000)
  Dividends from subsidiaries .............................................       22,025         13,386         6,080
  Purchase of securities available for sale ...............................      (12,030)        (7,482)      (13,617)
  Proceeds from maturity of securities available for sale .................            0          5,900         9,700
  Proceeds from sales of securities available for sale ....................          603              0             0
                                                                                --------      ---------      --------
  Net cash used by investing activities ...................................      (21,148)      (159,720)      (51,837)
                                                                                --------      ---------      --------
FINANCING ACTIVITIES:
  Issuance of common stock upon exercise of options .......................        1,584          1,857           413
  Issuance of Class A  restricted common stock ............................          584              0             0
  Proceeds from issuance of Class A common stock, net .....................            0         43,374        18,004
  Common stock dividends paid .............................................       (3,620)        (2,343)       (2,159)
  Proceeds from issuance of junior subordinated debentures ................            0         77,062             0
  Deferred costs on junior subordinated debentures ........................            0         (2,908)            0
  Repayment of notes payable ..............................................            0              0            (1)
  Proceeds from issuance of subordinated debentures .......................            0        100,000        57,500
  Deferred costs on subordinated debentures ...............................            0         (3,518)       (2,356)
  Payment to acquire and retire common stock ..............................      (10,860)       (12,188)       (3,259)
                                                                                --------      ---------      --------
  Net cash provided (used) by financing activities ........................      (12,312)       201,336        68,142
                                                                                --------      ---------      --------
  Increase in cash and cash equivalents ...................................      (35,018)        28,288        18,147
  Cash and cash equivalents at beginning of period ........................       48,514         20,226         2,079
                                                                                --------      ---------      --------
  Cash and cash equivalents at end of period ..............................     $ 13,496      $  48,514      $ 20,226
                                                                                ========      =========      ========
                                                                                              (CONTINUED)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(In thousands)                                                                    1998         1997         1996
                                                                                 -------     --------      -------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid ..............................................................     $18,541     $ 11,090      $ 1,937
Issuance of class A common stock upon acquisitions .........................      41,862            0            0
Issuance of common stock options upon acquisition of RBCO ..................       1,582            0            0
Common stock dividends declared and not paid until subsequent period .......         997          817          552
Increase (decrease) in stockholders' equity from net unrealized appreciation on debt securities available for sale by BankAtlantic, less related
  deferred income taxes ....................................................       2,902          (24)      (4,985)
Increase in equity for the tax effect related to the exercise of employee
  stock options ............................................................         709          913          118
Issuance of Class A common stock upon conversion of subordinated debentures        5,729          375            0

         During each of the years in the three year period ended December 31, 1998, the Company received $22.0 million, $13.2 million and $6.1 million, respectively, in dividends from BankAtlantic.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19. SELECTED QUARTERLY RESULTS (Unaudited)

         The following tables summarize the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands except per share data):

                                                    FIRST        SECOND           THIRD          FOURTH
                           1998                    QUARTER       QUARTER         QUARTER         QUARTER          TOTAL
                           ----                  -----------   ------------    ------------    ------------    ------------
Interest income ..............................   $    59,810   $     65,023    $     66,372    $     62,933    $    254,138
Interest expense .............................        35,336         38,494          39,770          38,253         151,853
                                                 -----------   ------------    ------------    ------------    ------------
Net interest income ..........................        24,474         26,529          26,602          24,680         102,285
Provision for loan losses ....................         3,407          3,371           3,033          11,977          21,788
                                                 -----------   ------------    ------------    ------------    ------------
Net interest income after provision for loan
  losses .....................................        21,067         23,158          23,569          12,703          80,497
                                                 -----------   ------------    ------------    ------------    ------------
Income before income taxes (benefit) .........         7,652         11,767           4,478          (7,185)         16,712
                                                 -----------   ------------    ------------    ------------    ------------
Income (loss) from continuing operations .....   $     4,846   $      7,019    $      2,644    $     (4,323)   $     10,186
                                                 ===========   ============    ============    ============    ============
Income (loss) from discontinued operations ...   $       410   $       (628)   $    (12,188)   $     (5,814)   $    (18,220)
                                                 ===========   ============    ============    ============    ============
Net income (loss) ............................   $     5,256   $      6,391    $     (9,544)   $    (10,137)   $     (8,034)
                                                 ===========   ============    ============    ============    ============
Class A basic earnings (loss) per share from
 continuing operations .......................   $      0.15   $       0.22    $       0.07    $      (0.12)   $       0.30
Class A basic earnings (loss) per share from
 discontinued operations .....................          0.02          (0.02)          (0.34)          (0.17)          (0.54)
                                                 -----------   ------------    ------------    ------------    ------------
Class A basic earning (loss) per share .......   $      0.17   $       0.20    $      (0.27)   $      (0.29)   $      (0.24)
                                                 ===========   ============    ============    ============    ============
Class B basic earnings (loss) per share from
   continuing operations .....................   $      0.14   $       0.20    $       0.07    $      (0.11)   $       0.27
Class B basic earnings (loss) per share from
  discontinued operations ....................          0.01          (0.02)          (0.32)          (0.15)          (0.49)
                                                 -----------   ------------    ------------    ------------    ------------
Class B basic earning (loss) per share .......   $      0.15   $       0.18    $      (0.25)   $      (0.26)   $      (0.22)
                                                 ===========   ============    ============    ============    ============
Class A diluted earnings (loss) per share from
  continuing operations ......................   $      0.13   $       0.17    $       0.07    $      (0.12)   $       0.29
Class A diluted earnings (loss) per share from
  discontinued operations ....................          0.01          (0.01)          (0.33)          (0.17)          (0.51)
                                                 -----------   ------------    ------------    ------------    ------------
Class A diluted earning (loss) per share .....   $      0.14   $       0.16    $      (0.26)   $      (0.29)   $      (0.22)
                                                 ===========   ============    ============    ============    ============
Class B diluted earnings (loss) per share from
  continuing operations ......................   $      0.12   $       0.17    $       0.06    $      (0.11)   $       0.26
Class B diluted earnings (loss) per share from
  discontinued operations ....................          0.01          (0.01)          (0.30)          (0.15)          (0.48)
                                                 -----------   ------------    ------------    ------------    ------------
Class B diluted earning (loss) per share .....   $      0.13   $       0.16    $      (0.24)   $      (0.26)   $      (0.22)
                                                 ===========   ============    ============    ============    ============

Basic weighted average number of common
  Class A shares outstanding .................    21,809,903     22,724,683      26,020,125      26,026,255      24,161,923
                                                 ===========   ============    ============    ============    ============
Basic weighted average number of common
  Class B shares outstanding .................    10,768,956     10,425,815      10,384,137      10,360,757      10,483,522
                                                 ===========   ============    ============    ============    ============
Diluted weighted average number of common
  Class A shares outstanding .................    38,764,353     39,320,600      26,482,163      26,026,255      24,792,545
                                                 ===========   ============    ============    ============    ============
Diluted weighted average number of common
  Class B shares outstanding .................    11,879,110     11,384,648      11,188,378      10,360,757      11,383,033
                                                 ===========   ============    ============    ============    ============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Income from continuing operations was adversely affected in the fourth quarter by: (1) an increase in the provision for loan losses resulting from recent delinquency trends in the small business and consumer indirect portfolios, and charge-offs and growth in the small business loan portfolio ;
(2) write-downs of securities available for sale due to other than temporary declines in fair value, (3) realized losses in the Company's trading portfolio reflecting market declines during the fourth quarter of 1998 compared to the third quarter of 1998, (4) accelerated premium amortization on purchased residential loans due to prepayments of the underlying loans, (5) increases in all categories of noninterest expense due to growth in asset size and number of departments and personnel, and (6) a restructuring charge and asset write-downs resulting from employee terminations, branch closings, and the consolidation of the Tampa Bay area mortgage banking operations. The above declines in income from continuing operations were partially offset by a $3.1 million net pension curtailment gain.

         Income from discontinued operations during the last two quarters of 1998 were impacted by accelerated amortization of mortgage servicing rights caused by mortgage prepayments of the underlying loans during the periods. Additionally, during the third quarter of 1998 a $15 million provision for valuation of mortgage servicing rights was recognized due to anticipated accelerated prepayments of underlying mortgages. Income from discontinued operations during the fourth quarter of 1998 reflects a $10 million estimated cost to exit the MSB. The estimated cost includes the anticipated loss from MSB operations through the anticipated disposal date and losses on the sale of the MSB assets. The exit costs were partially offset by a $4.3 million reversal in the fourth quarter of the provision for valuation of mortgage servicing rights established during the third quarter.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                          FIRST         SECOND         THIRD          FOURTH
                        1997                             QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                        ----                           -----------    -----------    -----------    -----------    -----------
Interest income ...................................    $    50,444    $    52,046    $    53,520    $    54,544    $   210,554
Interest expense ..................................         26,297         28,587         29,872         31,268        116,024
                                                       -----------    -----------    -----------    -----------    -----------
Net interest income ...............................         24,147         23,459         23,648         23,276         94,530
Provision for loan losses .........................          2,476          2,686          3,671          2,435         11,268
                                                       -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan losses         21,671         20,773         19,977         20,841         83,262
                                                       -----------    -----------    -----------    -----------    -----------
Income before income taxes ........................          7,877          9,166          9,088         12,775         38,906
                                                       -----------    -----------    -----------    -----------    -----------
Net income from continuing operations .............    $     4,656    $     5,582    $     5,635    $     7,785    $    23,658
                                                       ===========    ===========    ===========    ===========    ===========
Income from discontinued operations ...............    $     1,585    $     1,239    $       894    $       393    $     4,111
                                                       ===========    ===========    ===========    ===========    ===========
Net income) .......................................    $     6,241    $     6,821    $     6,529    $     8,178    $    27,769
                                                       ===========    ===========    ===========    ===========    ===========
Class A basic earnings per share from
  continuing operations ...........................    $      0.16    $      0.19    $      0.21    $      0.27    $      0.84
Class A basic earnings per share from
  discontinuing operations ........................           0.06           0.05           0.03           0.01           0.14
                                                       -----------    -----------    -----------    -----------    -----------
Class A basic earning per share ...................    $      0.22    $      0.24    $      0.24    $      0.28    $      0.98
                                                       ===========    ===========    ===========    ===========    ===========
Class B basic earnings per share from
  continuing operations ...........................    $      0.16    $      0.19    $      0.20    $      0.25    $      0.81
Class B basic earnings per share from
  discontinuing operations ........................           0.06           0.04           0.02           0.01           0.13
                                                       -----------    -----------    -----------    -----------    -----------
Class B basic earning per share ...................    $      0.22    $      0.23    $      0.22    $      0.26    $      0.94
                                                       ===========    ===========    ===========    ===========    ===========
Class A diluted earnings per share from
  continuing operations ...........................    $      0.13    $      0.16    $      0.16    $      0.21    $      0.67
Class A diluted earnings per share from
  discontinued operations .........................           0.05           0.03           0.02           0.01           0.11
                                                       -----------    -----------    -----------    -----------    -----------
Class A diluted earning per share .................    $      0.18    $      0.19    $      0.18    $      0.22    $      0.78
                                                       ===========    ===========    ===========    ===========    ===========
Class B diluted earnings per share from
  continuing operations ...........................    $      0.14    $      0.16    $      0.16    $      0.20    $      0.67
Class B diluted earnings per share from
 discontinued operations ..........................           0.04           0.03           0.02           0.01           0.10
                                                       -----------    -----------    -----------    -----------    -----------
Class B diluted earning per share .................    $      0.18    $      0.19    $      0.18    $      0.21    $      0.77
                                                       ===========    ===========    ===========    ===========    ===========

Basic weighted average number of common
  Class A shares outstanding ......................     18,146,296     17,940,645     17,170,265     18,863,989     18,029,784
                                                       ===========    ===========    ===========    ===========    ===========
Basic weighted average number of common
  Class B shares outstanding ......................     10,569,392     10,742,040     10,603,426     10,680,958     10,649,135
                                                       ===========    ===========    ===========    ===========    ===========
Diluted weighted average number of common
  Class A shares outstanding ......................     27,107,912     26,933,436     26,474,831     31,175,239     27,893,534
                                                       ===========    ===========    ===========    ===========    ===========
Diluted weighted average number of common
  Class B shares outstanding ......................     11,673,630     11,767,040     12,072,176     11,812,208     11,765,385
                                                       ===========    ===========    ===========    ===========    ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107") issued by the FASB.

         Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

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

         For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. BankAtlantic's interest rate risk is considered insignificant since the majority of BankAtlantic's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than annually.

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

         Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for such remaining maturities.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following table presents information for the Company's financial instruments at December 31, 1998 and 1997 (in thousands):

                                                                DECEMBER 31, 1998          DECEMBER 31, 1997
                                                            -------------------------   ------------------------
                                                             CARRYING        FAIR        CARRYING       FAIR
                                                              AMOUNT         VALUE        AMOUNT        VALUE
                                                            ----------    ----------    ----------    ----------
Financial assets:
  Cash and due from depository institutions ............    $  100,823    $  100,823    $   82,787    $   82,787
  Securities available for sale ........................       597,520       597,520       607,490       607,490
  Trading securities ...................................        30,005        30,005         5,067         5,067
  Investment securities ................................        51,811        51,811        55,213        55,213
  Loans receivable including loans held for sale, net ..     2,635,369     2,667,362     2,072,825     2,093,956
Financial liabilities:
  Deposits .............................................    $1,925,772    $1,873,311    $1,763,733    $1,769,849
  Securities sold under agreements to repurchase and
    federal funds purchased ............................       180,593       180,593        61,216        61,216
  Advances from FHLB ...................................     1,044,572     1,052,354       697,707       704,042
  Subordinated debentures and note payable .............       177,114       157,208       179,600       242,440
  Guaranteed preferred beneficial interests in Company's
    junior subordinated debentures .....................        74,750        71,013        74,750        78,488

         The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments approximates fair value (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments).

21.  ACQUISITIONS AND EQUITY METHOD  INVESTMENTS

ACQUISITIONS

        In March 1998, the Company acquired LTI, a company engaged in the equipment leasing and finance business. For financial accounting purposes the acquisition was effective on March 1, 1998. LTI principally leases or finances trucks, and manufacturing and construction equipment to businesses located primarily in South Florida. LTI was acquired by the Company in exchange for 718,413 shares of Class A common stock and $300,000 cash in a merger accounted for under the purchase method of accounting. The results of LTI are included in the Company's results of Operations since March 1, 1998. The Company will amortize goodwill over 25 years on a straight line basis. The Class A common stock received by the LTI shareholders was subject to restrictions prohibiting transfers for periods ranging from one to three years. The estimated fair value of Class A common stock issued in the acquisition was based upon the average market price for the common stock immediately prior to and after the terms of the acquisition were agreed to and announced, reduced by a factor based on an appraisal from an independent third party to reflect contractual transfer restrictions on the Company's stock received by the former LTI shareholders. Effective June 30, 1998, the Company contributed LTI at its book value to BankAtlantic, after receipt of regulatory approval. Proforma information relating to LTI is not presented due to lack of significance.

         On June 30, 1998 the Company acquired all of RBCO's outstanding shares of common stock in exchange for shares of the Company's Class A common stock in an acquisition accounted for under the purchase method of accounting. Results of operations of RBCO are included as of July 1, 1998. RBCO is operated as an autonomous independent wholly owned subsidiary under RBCO's management. RBCO is an investment firm that is principally engaged in the underwriting, distribution and trading of tax-exempt obligations and bank and thrift equity and debt securities. RBCO provides investment banking, research and financial advisory services primarily to financial services companies with a focus on corporate finance and merger-related services. RBCO offers a general securities brokerage business with investment products for retail and institutional clients, as well as life insurance and annuity products. RBCO's retail and institutional brokerage clients consist primarily of high net worth individuals (primarily residents of New Jersey, other Mid-Atlantic and Northeastern states and Florida), banking and thrift

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

institutions (primarily located in New Jersey, Pennsylvania and Florida) and, to a much lesser extent, insurance companies and specialty finance companies. The principal executive office of RBCO is located in Livingston, New Jersey. RBCO is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investor Protection Corporation ("SIPC"). RBCO is not a member of any securities exchange. Brokerage services to retail and institutional customers are provided through RBCO's sales force located in the Livingston and Shrewsbury, New Jersey, Bala Cynwyd, Pennsylvania, and West Palm Beach, Florida offices.

        The fair value of assets acquired and liabilities assumed in connection with the acquisitions of RBCO and LTI effective June 30, 1998 and March 1, 1998, respectively, is as follows:


IN THOUSANDS                                                        RBCO         LTI        TOTAL
------------                                                      --------     -------     --------
Cash acquired ................................................    $    733     $     0     $    733
Leases receivable, net .......................................           0       8,419        8,419
Securities available for sale ................................           0         121          121
Trading account securities ...................................      27,484           0       27,484
Investment securities ........................................       1,915           0        1,915
Property and equipment .......................................       2,916         119        3,035
Deferred income tax (liability) assets .......................       1,015        (551)         464
Other assets .................................................       1,895         975        2,870
Securities sold not yet purchased ............................      (3,334)          0       (3,334)
Notes payable ................................................      (1,704)     (6,670)      (8,374)
Other liabilities ............................................      (7,709)     (4,151)     (11,860)
Subordinated loan from the Company ...........................     (10,000)          0      (10,000)
                                                                  --------     -------     --------
Fair value of net tangible assets acquired ...................      13,211      (1,738)      11,473
                                                                  --------     -------     --------
Estimated fair value of Class A common stock issued ..........      35,017           0       35,017
Estimated fair value of restricted Class A common stock issued       1,062       5,783        6,845
Estimated fair value of Class A common stock options issued ..       1,582           0        1,582
Cash paid to shareholder .....................................           0         300          300
Acquisition costs ............................................         500         100          600
                                                                  --------     -------     --------
Total purchase price .........................................      38,161       6,183       44,344
                                                                  --------     -------     --------
Cost over fair value of net assets acquired ..................    $ 51,372     $ 4,445     $ 55,817
                                                                  ========     =======     ========

        The net cash acquired in connection with both of the above acquisitions was $433,000. During March 1998, the Company extended RBCO a $10.0 million subordinated loan on an arms length basis to enable RBCO to expand into new products and markets. Upon acquisition, the loan was eliminated in consolidation. Included in cost over fair value of net assets acquired was $2.6 million of goodwill related to the February 1998 acquisition by RBCO of Cumberland Advisors and Cumberland Consulting. The goodwill associated with the Cumberland entities is amortized on a straight line basis over 15 years resulting in an annual tax deductible expense of $171,000. The remaining goodwill of $22.4 million associated with RBCO is amortized on a straight line basis over 25 years resulting in an annual expense of approximately $900,000 that is not tax deductible.

        The RBCO acquisition agreement provided for the establishment of an incentive and retention pool, under which shares of the Company's Class A common stock representing 20% of the total transaction value was allocated to key employees of RBCO. The retention pool consists of 683,362 shares of restricted Class A common stock which will vest in four years to employees who remain for the period. The retention pool was valued at $8.1 million based upon the average market price for the Company's stock at the grant date, will be amortized to compensation expense over the four year vesting period and is tax deductible at the vesting date.

        The following is proforma information for the year ended December 31, 1998 and 1997 as if the RBCO acquisition were consummated on January 1, 1998 and 1997, respectively. The proforma information is not necessarily indicative of the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented (dollars in thousands, except for per share data).

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                             1998                            1997
                                                                  ---------------------------     -------------------------
                                                                  HISTORICAL        PROFORMA      HISTORICAL     PROFORMA
                                                                  -----------     -----------     ----------    -----------
Net interest income after provision for loan loss ............    $    80,497     $    80,776     $   83,262    $    83,655
                                                                  -----------     -----------     ----------    -----------
Noninterest income ...........................................         56,880          79,386         33,366         65,291
Noninterest expenses .........................................        120,665         143,943         77,722        111,412
                                                                  -----------     -----------     ----------    -----------
Income before provision for income taxes .....................         16,712          16,219         38,906         37,534
Provision for income taxes ...................................          6,526           6,949         15,248         14,872
                                                                  -----------     -----------     ----------    -----------
Income from continuing operations ............................    $    10,186     $     9,270     $   23,658    $    22,662
Income (loss) from discontinued operations ...................        (18,220)        (18,220)         4,111          4,111
                                                                  -----------     -----------     ----------    -----------
Net income (loss) ............................................    $    (8,034)    $    (8,950)    $   27,769    $    26,773
                                                                  ===========     ===========     ==========    ===========

CLASS A COMMON SHARES
Basic earnings per share from continuing operations ..........    $    0.30       $      0.27     $     0.84    $      0.73
Basic earnings (loss) per share from discontinued operations .        (0.54)            (0.52)          0.14           0.13
                                                                  ---------       -----------     ----------    -----------
Basic earnings (loss) per share ..............................    $   (0.24)      $     (0.25)    $     0.98    $      0.86
                                                                  =========       ===========     ==========    ===========

Diluted earnings per share from continuing operations ........    $    0.29       $      0.25     $     0.67    $      0.59
Diluted earnings (loss) per share from discontinued operations        (0.51)            (0.50)          0.11           0.10
                                                                  ---------       -----------     ----------    -----------
Diluted earnings (loss) per share ............................    $   (0.22)      $     (0.25)    $     0.78    $      0.69
                                                                  =========       ===========     ==========    ===========

CLASS B COMMON SHARES
Basic earnings per share from continuing operations ..........    $    0.27       $      0.24     $     0.81    $      0.70
Basic earnings (loss) per share from discontinued operations .        (0.49)            (0.47)          0.13           0.13
                                                                  ---------       -----------     ----------    -----------
Basic earnings (loss) per share ..............................    $   (0.22)      $     (0.23)    $     0.94    $      0.83
                                                                  =========       ===========     ==========    ===========

Diluted earnings per share from continuing operations ........    $    0.26       $      0.22     $     0.67    $      0.60
Diluted earnings (loss) per share from discontinued operations        (0.48)            (0.45)          0.10           0.09
                                                                  ---------       -----------     ----------    -----------
Diluted earnings (loss) per share ............................    $   (0.22)      $     (0.23)    $     0.77    $      0.69
                                                                  =========       ===========     ==========    ===========


EQUITY METHOD INVESTMENTS

        During the fourth quarter of 1997 and during 1998 the Company invested in six real estate joint ventures. Five of these joint ventures are in various stages of development. These joint ventures required equity investments by BDC at the inception of the project of 44.5%-90% of the total venture equity with profit sharing of 40%-50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. BankAtlantic has also provided financing to these joint ventures typically in accordance with its usual lending and underwriting policies prior to considering the equity contribution provided by BDC or BBC. Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties. Additionally, during 1998 the Company originated a loan to a developer with an ownership potential. The loan was accounted for as a joint venture with the Company deferring the recognition of interest income on the loan. In January 1999, the Company relinquished its equity participation rights in exchange for a substantial principal repayment on the loan and a guarantee from a real estate investment trust. Included in real estate held for development and sale and joint ventures, net in the Company's Statement of Condition at December 31, 1998 was $7.3 million of equity investments, $9.3 million of advances to real estate limited partnerships, a $21.4 million loan, and a $2.0 million equity investment compared to $1.2 million of equity investment at December 31, 1997. The Company had commitments to loan an additional $7.2 million to joint ventures at December 31, 1998. Included in the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company's Statement of Operations for the year ended December 31, 1998 was $1.0 million of capitalized interest expense, a $257,000 loss from joint venture activities and $629,000 of interest income recognized on loans to joint ventures.

         The Condensed Statement of Condition and Condensed Statement of Operations for the six joint ventures is as follows for December 31, 1998:

(In thousands)
Statement of Financial Condition as of December 31, 1998
Real estate assets .........................................    $ 30,176
Other assets ...............................................       3,601
                                                                --------
   Total Assets ............................................    $ 33,777
                                                                ========

Due to St. Lucie West ......................................    $  1,421
Due to BankAtantic .........................................       9,327
Other liabilities ..........................................       9,007
                                                                --------
   Total Liabilities .......................................      19,755

BDC equity .................................................       7,281
Other partner equity .......................................       6,741
                                                                --------
   Equity ..................................................      14,022
                                                                --------
Total Liabilities and Equity ...............................    $ 33,777
                                                                ========

Statement of Operations for the year ended December 31, 1998
Revenues ...................................................    $    253
Selling, general and administrative expenses ...............         609
                                                                --------
Net loss ...................................................    $   (356)
                                                                ========
Company's share of net loss ................................    $   (257)
                                                                ========

22.  SUBSEQUENT EVENTS AND OTHER INFORMATION (UNAUDITED)

         The Company previously announced that it is considering alternatives relating to its 100% ownership of its real estate operations conducted through BDC, including a possible spin-off of BDC to the Company's shareholders. The alternatives include a full or partial spin-off to shareholders, a public offering for all or a portion of such operations or continued total ownership and operation. Any partial or total disposition would be subject to regulatory approval and the structure of the transaction could also be impacted by income tax considerations. As of December 31, 1998, the Company's investment in BDC amounted to $43 million and included SLW and six joint ventures. Such investment is currently excluded for purposes of BankAtlantic's regulatory capital. The impact to the Company of any type of disposition of BDC is dependent upon the consideration to be received by the Company for such disposition. Any form of disposition which results in consideration to the Company or BankAtlantic of less than the value of its investment in BDC could negatively impact the Company and BankAtlantic's financial condition and results of operations. However, as discussed elsewhere herein, there are significant risks associated with real estate development activities and there is no assurance that the Company's continued involvement in these activities will positively contribute to the Company's or BankAtlantic's financial condition or results of operations.

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

         On February 26, 1999 the Compensation Committee approved the BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan ("1999 Plan") authorizing the issuance of options to acquire 750,000 shares of the Company's Class A common stock. Employee stock options vest at the discretion of the Compensation Committee. The plan expires ten years from the date of adoption while outstanding options could be exercised ten years after their grant date. On March 2, 1999, the Compensation

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Committee approved the issuance of 500 options to every employee of the Company other than executive management or members of the Board of Directors.

23. SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard establishes standards for reporting information about operating segments and related disclosures about products and services. Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

         The following summarizes the aggregation of the Company's operating segments into reportable segments:


REPORTABLE SEGMENT                           OPERATING SEGMENTS AGGREGATED
------------------                           -----------------------------
Bank Investment Operations-Other             Investment Division, Tax Certificate Department, Government Trading,
                                             Equity Portfolio
Bank Investment Operations-Wholesale
 Residential                                 Real Estate Capital Services, Capital Markets

Bank Loan Operations-Commercial              Commercial Lending, Syndications, BA Factors, Inc.

Bank Loan Operations-Retail                  Residential Lending, CRA Lending, BankAtlantic Mortgage,
                                             Indirect and Direct Consumer Lending, Small Business
                                             Lending, International and Trade Finance, Lease financing

Real Estate Operations                       BankAtlantic Development Corp. (includes SLW and real estate joint ventures)

Investment Banking Operations                Ryan, Beck & Co.

         The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations the three years ended December 31, 1998:

                                    BANK INVESTMENT                 BANK LOAN
                                      OPERATIONS                    OPERATIONS
                               --------------------------     -----------------------
                                                                                                      INVESTMENT
                                               WHOLESALE        COM-                     REAL ESTATE    BANKING       SEGMENT
(in thousands)                   OTHER        RESIDENTIAL      MERCIAL       RETAIL      OPERATIONS    OPERATIONS      TOTAL
                               ----------     -----------     ---------     ---------    ----------    ----------   ------------
DECEMBER 31, 1998
Interest income ............    $  45,528     $    92,118     $  58,526     $  57,329     $      0     $    637     $   254,138
Interest expense and .......      (43,964)        (80,996)      (39,084)      (39,564)        (496)        (596)       (204,700)
overhead
Provision for loan losses ..            0            (712)       (3,758)      (17,318)           0            0         (21,788)
Non-interest income ........        1,953           1,036         1,309         6,361        6,965       17,092          34,716
Depreciation and ...........          (28)         (4,287)          135          (367)           0       (1,873)         (6,420)
amortization
Segment profits before taxes          722          10,563        13,172        (9,059)       1,473         (159)         16,712
Provision for income taxes .          274           4,014         5,006        (3,437)         560          109           6,526
Segment net income .........    $     448     $     6,549     $   8,166     $  (5,622)    $    913     $   (268)    $    10,186
                                =========     ===========     =========     =========     ========     ========     ===========

Segment total assets .......    $ 696,617     $ 1,411,577     $ 711,001     $ 540,743     $ 35,791     $ 38,840     $ 3,434,569
                                =========     ===========     =========     =========     ========     ========     ===========
Equity method investments
 included in total assets ..    $  20,758     $         0     $       0     $       0     $  7,281     $  2,000     $    30,039
                                =========     ===========     =========     =========     ========     ========     ===========
Expenditures for  segment
  assets ...................    $      36     $         0     $      21     $     251     $      0     $     43     $       351
                                =========     ===========     =========     =========     ========     ========     ===========
DECEMBER 31, 1997
Interest income ............    $  39,006     $    46,477     $  58,915     $  66,156     $      0     $      0     $   210,554
Interest expense and .......      (36,449)        (36,248)      (37,045)      (46,693)         (20)           0        (156,455)
overhead
Provision for loan losses ..            0            (241)          165       (11,192)           0            0         (11,268)
Non-interest income ........        7,353             109         1,259         7,792          781            0          17,294
Depreciation and ...........          (63)         (1,759)         (445)         (159)           0            0          (2,426)
amortization
Segment profits before taxes        6,318           7,906        19,274         5,351           44           13          38,906
Provision for income taxes .        2,473           3,102         7,563         2,088           17            5          15,248
Segment net income .........    $   3,845     $     4,804     $  11,711     $   3,263     $     27     $      8     $    23,658
                                =========     ===========     =========     =========     ========     ========     ===========

Segment total assets .......    $ 846,345     $   825,652     $ 617,469     $ 520,943     $ 24,156     $  1,805     $ 2,836,370
                                =========     ===========     =========     =========     ========     ========     ===========
Equity method investments
  included in total assets .    $       0     $         0     $       0     $       0     $  1,200     $    249     $     1,449
                                =========     ===========     =========     =========     ========     ========     ===========
Expenditures for segment
  assets ...................    $      66     $         9     $      12     $     278     $      0     $      0     $       365
                                =========     ===========     =========     =========     ========     ========     ===========
DECEMBER 31, 1996
Interest income ............    $  46,400     $    12,216     $  50,220     $  43,795     $      0     $      0     $   152,631
Interest expense and .......      (43,679)        (10,360)      (30,146)      (33,581)           0            0        (117,766)
overhead
Provision for loan losses ..            0            (459)        2,442        (7,827)           0            0          (5,844)
Non-interest income ........        6,021               0           809           810            0            0           7,640
Depreciation and ...........           (7)           (539)        1,327            67            0            0             848
amortization
Segment profits before taxes        6,126           1,034        21,892           (33)           0            0          29,019
Provision for income taxes .        2,328             393         8,319           340            0            0          11,380
Segment net income .........    $   3,798     $       641     $  13,573     $    (373)    $      0     $      0     $    17,639
                                =========     ===========     =========     =========     ========     ========     ===========

Segment total assets .......    $ 515,519     $   480,806     $ 572,057     $ 747,866     $      0     $      0     $ 2,316,248
                                =========     ===========     =========     =========     ========     ========     ===========
Expenditures for segment
  assets ...................    $      38     $        16     $      17     $     359     $      0     $      0     $       430
                                =========     ===========     =========     =========     ========     ========     ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The difference between segment total assets, net contribution, and non-interest income and consolidated assets, and noninterest income are as follows:

(in thousands)                                              FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1998           1997          1996
                                                      -----------    -----------    ----------
TOTAL ASSETS
Total assets for reportable segments .............    $ 3,434,569     $2,836,370    $2,316,248
Assets in discontinued operations ................         49,600         45,493        23,848
Assets in overhead ...............................        304,806        182,617       265,431
                                                      -----------     ----------    ----------
Total consolidated assets ........................    $ 3,788,975     $3,064,480    $2,605,527
                                                      ===========     ==========    ==========

NONINTEREST INCOME
 Total non-interest income for reportable segments    $    34,716     $   17,294    $    7,640
Items included in interest expense and overhead:
 Transaction fee income ..........................         12,589          9,302         8,600
 ATM fees ........................................          6,650          5,329         3,944
 Gains (losses) on sales of property and equipment            (11)           852         3,061
 Other deposit related fees ......................          2,936            589         3,573
                                                      -----------     ----------    ----------
Total consolidated non-interest income ...........    $    56,880     $   33,366    $   26,818
                                                      ===========     ==========    ==========

         Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

         Items 10 through 13 will be provided by incorporating the information required under such items by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10K, or, alternatively, by amendment to this Form 10K under cover of 10K-A no later than the end of such 120 day period.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

                     Independent Auditors' Report dated January 29, 1999.

                     Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

                     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998.

                     Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 1998.

                     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998.

                     Notes to Consolidated Financial Statements for the three years ended December 31, 1998.


          (2)     FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

         (3)      EXHIBITS

         The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

   EXHIBIT
    NUMBER                              DESCRIPTION                                               REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
     3.1             Amended and Restated Articles of Incorporation           Exhibit 3.1 to the Registrant's Registration
                                                                                Statement on Form S-3, filed on June 5, 1996
                                                                                (Registration No. 333-05287).
     3.2             Amendment to the Articles of Incorporation               Exhibit 3.2 to the Registrant's Annual Report on
                                                                                Form 10-K for the year ended December 31,
                                                                                1997, filed on March 13, 1998
     3.3             Bylaws                                                   Exhibit 3.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.1            Indenture for the Registrant's 9% Subordinated           Exhibit 4.1 to the Registrant's Registration
                     Debentures due 2005                                        Statement on Form S-2, filed on August 25, 1995
                                                                                (Registration No. 33-96184).
     10.2            Indenture for the Registrant's 6-3/4% Convertible        Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2006                           Statement on Form S-3, filed on June 5, 1996
                                                                                (Registration No. 333-05287).
     10.3            Indenture for the Registrant's 9-1/2% Junior             Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2027                           Statement on Form S-3, filed on March 21, 1997
                                                                                (Registration No. 333-23771 and 333-23771-01).
     10.4            Indenture for the Registrant's 5-5/8% Convertible        Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2007                           Statement on Form S-3, filed on October 27,
                                                                                1997 (Registration No. 333-38799).
     10.5            Key Employees' Stock Option Plan*                        Exhibit 10.1 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.6            BankAtlantic Bancorp 1994 Stock Option Plan*             Exhibit 10.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.7            BankAtlantic Bancorp 1996 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on April 25, 1996
     10.8            BankAtlantic Bancorp 1998 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on March 16 , 1998
     10.9            BankAtlantic Bancorp, Inc. Restricted Stock
                     Award Plan for Key Employees of Ryan,
                     Beck & Co.,  Inc.*                                       Filed with this Report.
    10.10            BankAtlantic Bancorp, Inc. Restricted Stock
                     Incentive Plan*                                          Filed with this Report.
     12.1            Ratio of Earnings to Fixed Charges.                      Filed with this Report.
     21.1            Subsidiaries of the Registrant.                          Filed with this Report.
     23.1            Consent of KPMG LLP                                      Filed with this Report.
      27             Financial Data Schedule.                                 Filed with this Report.

     (b)             Reports on Form 8-K                                      None
---------------------------------------------------------------------------------------------------------------------------------

*Compensatory Plan

                                                    SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BANKATLANTIC BANCORP, INC.


March 26, 1999                     By:/S/ALAN B. LEVAN
                                        ----------------
                                        Alan B. Levan, Chairman of the Board,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                        SIGNATURE                         TITLE
                        ---------                         -----
/s/Alan B. Levan                           Chairman of the Board, President and Chief Executive
-------------------------------------      Officer
Alan B. Levan

/s/John E Abdo                             Vice Chairman of the Board; President of BankAtlantic
-------------------------------------      Development Corporation
John E. Abdo

/s/Frank V. Grieco                         Senior Executive Vice President and Chief Accounting
-------------------------------------      Officer
Frank V. Grieco

/s/Ben A. Plotkin                          Director
-------------------------------------
Ben  A. Plotkin

/s/Steven M. Coldren                       Director
-------------------------------------
Steven M. Coldren

/s/Mary E. Ginestra                        Director
-------------------------------------
Mary E. Ginestra

/s/Bruno Di Giulian                        Director
-------------------------------------
Bruno Di Giulian

/s/Charlie C. Winningham, II               Director
-------------------------------------
Charlie C. Winningham, II

