Form 10-K/A
period 1998-12-31
BANKATLANTIC BANCORP INC
filed 1999-05-03
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10K/A


[X]     Amendment to Application or Report Filed Pursuant to Section 13 or 15(d)
            of the Securities Exchange Actof 1934 [No Fee Required]
                      For the year ended December 31, 1998
                             Commission File Number
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

         The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth in the pages attached hereto:

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

Directors

         The following table sets forth the names of the directors of the Company. The table contains certain information with respect to the directors, including the principal occupation or employment for at least the previous five years, his or her positions or offices at the Company, BankAtlantic and/or Ryan, Beck & Co. and the number and percentage of shares of the Company's Class A or Class B Common Stock beneficially owned by each director as of April 1, 1999.

                                                                  Amount and Nature
                                                                    of Beneficial
                                                                   Ownership as of
                                                                    April 1, 1999
                                                                    -------------
                                                                                             Percent of  Percent of
                                                      First     Class A        Class B        Class A      Class B
                                                    Became a     Common         Common         Common      Common
                                              Age   Director(5)   Stock         Stock           Stock       Stock
                                              ---   -----------   -----         -----           -----       -----
Name and Principal Occupation or Employment(1)
----------------------------------------------

Bruno Di Giulian.  . . . . . . . . . . . . .   65       1985       62,757(4)(6      45,563(4)(6)       *          *
  Of counsel, Ruden McClosky Smith Schuster
  & Russell, P.A., a law firm.
Alan B.  Levan . . . . . . . . . . . . . . .   54       1984    6,588,533(2)(6)  4,959,318(2)      25.37       47.56
Chairman of the Board, Chief Executive
  Officer and President of the Company and
  BankAtlantic. Elected as an officer of
  BankAtlantic in 1987. President, Chairman
  of the Board and Chief Executive Officer
  of BFC Financial Corporation.
Ben A.  Plotkin  . . . . . . . . . . . . .     43       1998      249,419(6)(7)        100              *          *
  Chairman, President and Chief Executive
  Officer of Ryan Beck & Co.  Since
  January 1997, Senior Executive Vice
  President, from January 1996
  through 1997 and Executive Vice President,
  from December 1990 through January 1996.
John  E.  Abdo . . . . . . . . . . . . . .   55       1984           254  (2)    131,789(2)(6)        *       1.26
  Vice Chairman of the Company, BFC and
  BankAtlantic.  Elected as an  officer
  of BankAtlantic in 1987. President  and
  Chief Executive  Officer of Abdo
  Companies, and Director of Benihana
  National Corporation. Chairman of the
  Board and President of BDC.
Charlie C. Winningham,  II . . . . . . . .   66       1976       114,272(3)(6)    99,889(3)(6)        *          *
  President of C.C.Winningham
  Corporation, a land surveying firm.
Steven M.  Coldren.  . . . . . . . . . . .   51       1986        30,436(3)(6)    10,942(3)(6)        *          *
  Chairman and President of Business
  Information Systems, Inc., a distributor
  of dictation, word processing and computer
  equipment and Chairman of Medical
  Information Systems Corp.,
  a distributor of hospital computer systems
Mary E.  Ginestra  . . . . . . . . . . . .   74       1980        49,473  (6)      32,992  (6)        *          *
  Private Investor

  *      Less than one percent of the class.

(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2) Mr. Levan has sole voting and investment power with respect to 83,087 shares of Class B Common Stock. The security ownership indicated above for Mr. Levan includes 6,578,671 Class A common shares and 4,876,024 Class B common shares owned by BFC (See "Security Ownership of Certain Beneficial Owners and Management"). BFC Financial Corporation is
         controlled by Alan B. Levan (45%) and John E. Abdo ( 20%) who collectively may be deemed to have an aggregate beneficial ownership of 65% of the outstanding common stock of BFC. Mr. Levan serves as Chairman, President and CEO of the Company, BankAtlantic and BFC and Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC and Chairman of the Board and President of BDC.
(3)      Shares  beneficially  owned by the indicated director and his wife are:
         Mr. Coldren - 1,018 Class A shares, 360 Class B shares; and Mr. Winningham - 84,854 Class A shares, 80,811 Class B shares. The indicated director shares voting and investment power with respect to these shares.
(4)      The indicated  director's wife  beneficially  owns 33,339 Class A
         shares and 26,485  Class  B  shares.   (5)  Indicates   date  of
         becoming a director of BankAtlantic. Each director became a director of the Company on July 13, 1994 when BankAtlantic completed its reorganization into a holding company structure except for Mr. Plotkin.
(6) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options: Mr. Di Giulian - 29,418 Class A shares, 19,078 Class B shares; Mr. Coldren - 29,418 Class A shares, 10,582 Class B shares; Mrs. Ginestra - 29,418 Class A shares, 19,078 Class B shares; Mr. Winningham - 29,418 Class A shares, 19,078 Class B shares; Mr. Plotkin - 31,122 Class A shares, and Mr. Levan, 9,569 Class A shares.
(7) Includes 114,989 shares of restricted Class A Common Stock, of which 95,389 shares were issued under the Restricted Stock Plan for Key Employees of Ryan Beck & Co. and 19,600 shares were issued under the BankAtlantic Bancorp 1998 Restricted Stock Incentive Plan. [See also
         Item 12, Note(4)]


Identification of  Executive Officers and Certain Significant Employees

         The following individuals are executive officers of the Company and/or its wholly owned subsidiary, BankAtlantic:


             Name        Age    Position
             ----        ---     --------
Alan B. Levan            54     Chairman of the Board,  Chief Executive Officer
                                and President of the Company and BankAtlantic
John E. Abdo             55     Vice Chairman of the Company and BankAtlantic,
                                Chairman of the Board and President of
                                BankAtlantic Development Corporation, a wholly
                                owned subsidiary of BankAtlantic
Frank V. Grieco          54     Senior  Executive  Vice President and Chief
                                Accounting  Officer of the Company and
                                BankAtlantic
Steven D. Hickman        44     Chief Operating Officer of BankAtlantic
Jean E. Carvalho         64     Executive Vice President, Customer Service
                                Manager  of BankAtlantic
Lewis F. Sarrica         55     Executive Vice President and Chief Investment
                                Officer of BankAtlantic
Marcia K. Snyder         44     Executive Vice President, Corporate Lending
                                Division of BankAtlantic
Andrea J. Allen          42     Executive Vice President, Community Banking
                                of BankAtlantic

         All officers serve until they resign or are replaced or removed by the Board of Directors.

         The following additional information is provided for the executive officers shown above who are not directors of the Company:

     Frank V. Grieco joined BankAtlantic in 1991 as a Senior Executive Vice President and Director. Mr. Grieco was a Director of the Company from 1991 to 1998.

     Jean E. Carvalho joined BankAtlantic in December 1978 and became Executive Vice President, Corporate Secretary in March 1997. Ms. Carvalho was Corporate Secretary of the Company from 1994 to 1998. Effective January 1, 1999 Ms. Carvalho became the Customer Service Manager.

     Steven D. Hickman joined BankAtlantic in August 1997 and became Executive Vice President, Community Banking and in June 1998 became Chief Operating Officer. Prior to joining BankAtlantic, Mr. Hickman was Executive Vice President, Director, Small Business Banking of Barnett Bank.

     Lewis F. Sarrica joined BankAtlantic in April 1986 and became Executive Vice President, Chief Investment Officer in December 1986.

     Marcia K. Snyder joined BankAtlantic in November 1987 and became Executive Vice President, Commercial Lending Division in August 1989.

     Andrea J. Allen joined BankAtlantic in May 1989 and became Executive Vice President, Operations and Management Information Services Division in December 1996. In January 1999 Ms. Allen became Executive Vice President, Community Banking.

Timely Filing of 16(a) Reports
------------------------------

     Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the year ended December 31, 1998, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except that two reports, covering an aggregate of two transactions, were filed late by Steve Hickman; and one report, covering one transaction, was filed late by Mr. DiGuilian. Mr. Plotkin timely filed a Form 3 report which inadvertently omitted certain holdings which are reported in an amended Form 3.
                                     ITEM 11

                             EXECUTIVE COMPENSATION

         Officers of the Company receive no additional compensation other than that paid by the Company's subsidiary, BankAtlantic or Ryan Beck & Co. The following table sets forth certain summary information concerning compensation paid or accrued by BankAtlantic or Ryan Beck & Co. to or on behalf of BankAtlantic's Chief Executive Officer ("CEO") and each of the four other highest paid executive officers (determined as of December 31, 1998) for the fiscal years ended December 31, 1998, 1997 and 1996:

                                                                       Long-Term Compensation
                                   Annual Compensation                     Awards          Payouts
                                   -------------------                     ------          -------
                                                        Other   Restricted    Number                      All
      Name and                                         Annual      Stock     of Stock                    Other
     Principal                                        Compensa-  Award(s)    Options        LTIP        Compen-
      Position       Year       Salary       Bonus    tion ($)      ($)      Awarded       Payouts       sation
      --------       ----       ------       -----    --------      ---      -------       -------       ------
Alan B. Levan -      1998   $  370,639   $     -          -          -         60,000         -       $    149,747(b)
Chairman of the      1997      350,574         -          -          -         93,750                      156,432(b)
Board, CEO,          1996      321,168      193,740       -          -        146,485         -            158,045(b)
President

Frank V. Grieco -    1998      305,724         -          -          -         30,000         -              2,100(a)
Senior E.V.P.        1997      292,540      59,000        -          -         46,877         -              1,600(a)
                     1996      279,873      56,442        -          -         73,245         -              1,500(a)

Lewis F. Sarrica -   1998      225,519         -          -          -         15,000         -              2,100(a)
E.V.P., Chief        1997      210,812      31,251        -          -         23,440         -              1,600(a)
Investment Officer   1996      201,915      29,905        -          -         36,625         -              1,500(a)

Steven D. Hickman    1998      217,088         -          -          -         30,000         -             11,743(d)
E.V.P., Chief        1997       75,912      65,500        -          -         23,439                       57,018(d)
Operating Officer    1996        N/A

Ben A. Plotkin -     1998(e)   135,475     722,600       -     1,253,944(c)      -            -                 -
Chairman, President  1997        N/A
and Chief Executive  1996        N/A
Officer of Ryan Beck
& Co., Director of
the Company

    (a) BankAtlantic contributions to its 401(k) savings plan on behalf of the named executive and during 1998, Preferred Stock with a value of $500 granted by a REIT controlled by BankAtlantic.
    (b)  Includes  $1,600  (1998  and  1997)  and  $1,500  (1996)   BankAtlantic
         contributions to its 401(k) savings plan on behalf of Mr. Levan, Preferred Stock with a value of $500 granted by a REIT controlled by BankAtlantic and $147,647 in 1998, $154,832 (1997) and $156,545 (1996)
         which represents the value of the benefit received by Mr. Levan in connection with premiums paid by the Company for a split-dollar life insurance policy. See Executive Compensation - Split-Dollar Life Insurance Plan.
    (c) During the year ended December 31, 1998, Mr. Plotkin was awarded 114,989 shares of restricted Class A Common Stock. The restricted stock awarded during 1998 had a fair market value of $740,520 at December 31, 1998. 95,389 of the shares were issued under the Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co.
         on June 30, 1998 and had a fair market value on that date of $1.1 million. The shares vest on June 30, 2002. 19,600 of the shares were issued under the BankAtlantic Bancorp 1998 Restricted Stock Incentive Plan on December 15, 1998 and had a fair market value of $127,400 on that date. The shares vest on December 15, 1999.
         During the year ended  December 31, 1998,  Mr. Plotkin  received
         $5,141 of dividends on the restricted stock awards. The dividends were paid at the same dividend rate as the Company's Class A Common Stock.
    (d) Includes $1,600 BankAtlantic contribution to its 401(k) savings plan on behalf of Mr. Hickman, Preferred Stock with a value of $500 granted through a REIT controlled by BankAtlantic and relocation expenses of $9,643 during 1998. 1997 other compensation is solely for moving expenses.
    (e) Mr. Plotkin became an Executive Officer of the Company in connection with the Company's acquisition of Ryan, Beck & Co. on June 30, 1998. Accordingly, amounts shown in the table for Mr. Plotkin reflect only amounts paid to Mr. Plotkin during the period from July 1, 1998 to December 31, 1998.


Options Grants Table

         The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan during the fiscal year ended December 31, 1998. The Company has not granted and does not currently grant stock appreciation rights.

                             Individual Grants
                             -----------------
                                                                                        Potential Realizable
                          Number of     % of Total                                        Value at Assumed
                         Securities       Options                                      Annual Rates of Stock
                         Underlying     Granted to      Exercise                         Price Appreciation
                           Options     Employees in    Price Per    Expiration          for Option Term (5)
Name                      Granted       Fiscal Year      Share         Date             5%($)         10%($)
----                      --------    - -----------      -----         ----             -----         ------
Alan B. Levan (2)          47,845          3.14       $  10.45        8-4-03        $  298,846    $  772,019
Alan B. Levan (1)          12,155          0.80           9.50        8-4-08            87,468       207,678
Frank V. Grieco (1)        30,000          1.97           9.50        8-4-08           215,883       512,574
Lewis F. Sarrica (3)       15,000          0.98           9.50        8-4-08           107,941       256,287
Steven D. Hickman (4)      30,000          1.97           9.50        8-4-08           215,883       512,575

    ---------------
      (1) Options vest on August 4, 2003. All option grants are in Class A Common Stock.
      (2)  Options vest prorata  through  August 4, 2002 and expire on August
           4, 2003. All option grants are in Class A Common Stock.
      (3)  10,525  options vest on August 4, 2003 and 4,475 options vest on
           August 4, 2004.  All options are in Class A Common Stock.
      (4)  10,520  options vest on August 4, 2003,  10,520  options vest on
           August 4, 2004 and 8,960 options vest on August 4, 2005.  All options are in Class A Common Stock.
      (5) Amounts for the named executive have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the remaining term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. The dollar amounts under these columns are the result of calculations based upon assumed rates of annual compounded stock price appreciation specified by regulation and are not intended to forecast actual future appreciation rates of the Company's stock price.


Aggregated Option Exercises and Year-End Option Value Table

         The following table sets forth as to each of the named executive officers information with respect to option exercises during 1998 and the status of their options on December 31, 1998: (i) the number of shares of Class A and Class B Common Stock underlying options exercised during 1998, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and non-exercisable stock options held on December 31, 1998 and (iv) the aggregate dollar value of in-the-money exercisable options on December 31, 1998.

                       Number of                          Number of Securities               Value of Unexercised
                         Shares                          Underlying Unexercised            In-the-Money Options on
                       Acquired       Value               Options on 12/31/98                    12/31/98 (1)
                         Upon       Realized
                        Exercise      Upon          Exercisable         Unexercisable
Name                   of Option     Exercise    Class A   Class B    Class A   Class B   Exercisable   Unexercisable
----                   ---------     --------    -------   -------    -------   -------   -----------   -------------
Alan B. Levan            83,087    $  877,723      9,569         0    290,666   457,768$            0 $    1,355,583
Frank V. Grieco               0             0          0         0    150,122   228,891             0        677,810
Lewis F. Sarrica         24,415       246,967          0         0     75,065   114,454             0        338,929
Steven D. Hickman             0             0          0         0     53,439         0             0              0
Ben A. Plotkin                0             0     31,122         0     38,509         0        30,599         30,755


    (1) Based upon fair market values of $6.44 and $7.13 at December 31, 1998 which is the closing price for Class A and Class B Common Stock, respectively, as reported on the New York Exchange for the Class A Common Stock and the Nasdaq National Market for the Class B Common Stock on the last trading date of 1998.


Employment Agreement with Ben Plotkin

     In connection with the Company's acquisition of Ryan, Beck, Ben Plotkin entered into an employment agreement with Ryan, Beck. Mr. Plotkin's received a lump sum payment of $780,000 in connection with the temination of his then existing employment agreement with Ryan, Beck. Under the terms of the agreement, Mr. Plotkin is employed as Chairman, President and Chief Executive Officer of Ryan, Beck with responsibility for the day-to-day management and operations of Ryan, Beck. Under the agreement, Mr. Plotkin is entitled to an annual base salary of $260,000, a discretionary annual bonus and all other employee benefits available to Ryan, Beck employees. Mr. Plotkin is guaranteed an annual bonus during the annual period from June 30, 1998 to June 30, 1999 in an amount no less than Mr. Plotkin's 1997 bonus of $1,025,000. Mr. Plotkin is entitled under the agreement to receive severance pay and benefits if he is terminated without cause or resigns for Good Reason (as defined in the agreement). The severance pay is equal to the annual base salary plus, if discretionary bonuses are paid to other employees of Ryan, Beck for the relevant year, a bonus amount equal to the average bonus amount paid to Mr. Plotkin in the last two years multiplied by a fraction, the numerator of which is the number of days Mr. Plotkin was actively employed during the year and the denominator of which is 365. The term of the agreement is for two years which commenced on June 30, 1998, with one year being added to the term at each anniversary date thereafter provided that Mr. Plotkin is actively employed by Ryan, Beck on such date.

Long-Term Incentive Plan

         A Long-Term Incentive Compensation Plan is the primary vehicle for providing long-term compensation to those officers who have a more direct impact on creating shareholder value. Executive officers are eligible to receive on an annual basis, subject to 5 year vesting, deferred compensation of $10,000 each if certain corporate profits are achieved. The same individuals will be eligible to receive, subject to 5 year vesting, deferred compensation of an additional $10,000 each if higher corporate profits are achieved.

Stock Options

         Executive officers of BankAtlantic were granted stock options during 1998. All of the stock options were granted with an exercise price equal to at least 100% of the market value of Class A Common Stock on the date of the grant. As such, the higher the trading price of the Class A Common Stock, the higher the value of the stock options. The granting of options is totally discretionary and options are awarded based on an assessment of an employee's contribution to the success and growth of the Company. Grants of stock options to executive officers are generally made upon the recommendation of the CEO to independent directors based on the level of an executive's position with the Company or BankAtlantic, an evaluation of the executive's past and expected performance, the number of outstanding and previously granted options and discussions with the executive. The Board of Directors believes that providing executives with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options will enable the Company and BankAtlantic to attract and retain qualified and experienced executive officers and offer additional long term incentives. The Board of Directors believes that utilization of stock options more closely aligns the executives' interests with those of the Company's shareholders, since the ultimate value of such compensation is directly dependent on the stock price.

Retirement Benefits

     All of the individuals named in the Summary Compensation Table except Mr. Plotkin are participants in the Retirement Plan for Employees of BankAtlantic ("the Plan"), which is a defined benefit plan. The Plan is designed to provide retirement income related to an employee's salary and years of active service. The cost of the Plan is paid by BankAtlantic and all contributions are actuarially determined. BankAtlantic's contributions to the Plan with respect to the individuals named in the summary Compensation Table cannot readily be separately or individually calculated by the Plan actuaries. At December 31, 1998, the individuals named in the summary Compensation Table had the following credited years of service under the Plan: Mr. Levan - 26 years, Mr. Grieco - 16 years, Mr. Sarrica - 13 years and Mr. Hickman - 1 year. Effective December 31, 1998, the company froze the benefits under the Plan and fully vested all participants. As long as the Plan is frozen there will be no future accruals for service benefits.

         In general, the Plan provides for monthly payments to or on behalf of each covered employee upon such employee's retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of benefits, the amount of the monthly payments is based generally upon the employee's average regular monthly compensation for the highest consecutive five years of the last ten years ended December 31, 1998 or prior retirement, death or disability, and upon such employee's years of service with BankAtlantic at such date and all participants were fully vested on December 31, 1998. Benefits are payable for ten-years certain and life thereafter. The benefits are not subject to any reduction for Social Security or any other external benefits.

         As permitted by the Employee Retirement Income Security Act of 1974, BankAtlantic amended the Plan and adopted a supplemental benefit to certain executives. This was necessary because of a previous reduction in benefit increases under the Plan imposed by the Internal Revenue Code (the "Code"). The code restricts the amount of the executive's compensation that may be taken into account for Plan purposes, regardless of the executive's actual compensation. The amendment to the Plan enhances retirement benefits to the executives named below by providing to the executives, to the extent permitted by the Code, the same retirement benefits to which they would have been eligible under the Plan had the Code limits not been enacted. The approximate targeted percentages of pre-retirement compensation for which the executives will be eligible under the Plan as a result of the supplemental benefit at age 65 were as follows: Mr. Levan - 33%, Mr. Grieco - 42%, Mr. Sarrica - 39%. The supplemental benefit was also frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the Plan to Mr. Levan including the Plan's supplemental benefit fell short of the benefit that Mr. Levan would have received under the Plan absent the Code limits, BankAtlantic adopted the BankAtlantic Split-Dollar Life Insurance Plan, an employee benefit plan described below.

         The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of service.

                               ESTIMATED ANNUAL BENEFITS
                         Years of Credited Service at December 31, 1998
                         ----------------------------------------------
     Average Five
         Year
     Compensation
 at December 31, 1998       5 Years          10 Years        20 Years         30 Years         40 Years
 --------------------       -------          --------        --------         --------         --------
       $120,000         $    10,380      $    20,760     $    41,520      $    62,280      $    83,160
        $150,000        $    13,005      $    26,010     $    52,020      $    78,030      $   104,160
  $160,000 and above    $    13,880      $    27,760     $    55,520      $    83,280      $   111,160

Split-Dollar Life Insurance Plan

BankAtlantic adopted the Split-Dollar Life Insurance Plan (the "Split-Dollar Plan") in 1996 to restore retirement benefits to executives that were limited under changes to the Code. Currently, because Mr. Levan is the only executive whose reduction in benefits could not be addressed through an amendment to the Plan, Mr. Levan is the only participant in the Split-Dollar Plan. Under the Split-Dollar Plan and its accompanying agreement with Mr. Levan, BankAtlantic arranged for purchase of an insurance policy (the "Policy") insuring the life of Mr. Levan. Pursuant to its agreement with Mr. Levan, BankAtlantic will make premium payments for the Policy. The Policy is anticipated to accumulate significant cash value over time, which cash value is expected to supplement Mr. Levan's retirement benefit payable from the Plan. Mr. Levan owns the Policy but BankAtlantic will be reimbursed for the amount of premiums the Bank pays for the Policy upon the earlier of Mr. Levan's retirement or death. The portion of the amount of the 1998 premium paid for the insurance policy that is considered compensation to Mr. Levan is included in the Summary Compensation Table.

Compensation of Directors

Directors of the Company each receive an annual retainer of $18,600 with no additional compensation for attendance at each Board of Directors' meeting or meeting of a committee of which he or she is a member. Directors who are also officers of the Company or its subsidiaries do not receive additional compensation for attendance at Board of Directors' meetings or committee meetings. In 1994, upon the establishment of the 1994 BankAtlantic Stock Option Plan, non employee directors each received a one time grant of options to acquire 19,078 shares of the Company's Class B Common Stock. In 1996, upon the establishment of the 1996 BankAtlantic Bancorp Stock Option Plan non-employee directors each received a grant of options to acquire 12,209 shares of the Company's Class A Common Stock. Additionally, under the 1996 Stock Option Plan the non-employee directors received on May 1, 1997 an additional grant of options to acquire 12,209 shares of the Company's Class A Common Stock. In 1998, upon the establishment of the 1998 BankAtlantic Bancorp Stock Option Plan non-employee directors each received a grant of options to purchase 5,000 shares of the Company's Class A Common Stock.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has designated Directors Di Giulian, Winningham, Coldren and Ginestra to serve on the Compensation Committee. The Company's executive officers are also executive officers of BankAtlantic and are compensated by BankAtlantic and receive no additional compensation from the Company. As described under "Director and Management Indebtedness", Director Winningham has an outstanding loan from BankAtlantic and Director Ginestra had an outstanding loan with BankAtlantic during 1998 which has been repaid.

                                     ITEM 12

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Listed in the table below are the beneficial owners known by the Company to hold as of April 1, 1999 more than 5% of the Company's outstanding Common Stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers listed in the Summary Compensation Table and the number of shares owned by directors and executive officers as a group. Securities beneficially owned by directors are disclosed under Item 10 herein.

                                             Class A            Class B
                                          Common Stock       Common Stock
                                            Ownership          Ownership
                                              as of              as of         Percent of Class    Percent of Class
                                                                                       A                   B
        Name of Beneficial Owner          April 1, 1999      April 1, 1999       Common Stock        Common Stock
        ------------------------          -------------      -------------       ------------        ------------
BFC Financial Corporation (1)(2)(3)           6,578,671          4,876,024
Alan B. Levan (1)(3)                          6,588,533          4,959,318         25.37               47.56
Frank V. Grieco                                   5,430              9,099           *                   *
Lewis F. Sarrica                                    940             25,273           *                   *
Steve Hickman                                       125              2,000           *                   *
Ben Plotkin (4)                                 249,419                100           *                   *

All directors and executive officers of
the  Company and BankAtlantic as a group
(persons, including the individuals
identified above)                             7,098,885          5,329,084        27.37%              51.10%

      *  Less than one percent of the class.

      (1) Mr. Levan may be deemed to be the beneficial owner of the shares of Class A and Class B Common Stock beneficially owned by BFC Financial Corporation ("BFC"), a financial services and savings bank holding company. Mr. Levan has beneficial ownership of 83,087 shares of Class B Common Stock. Mr. Levan may be deemed to be beneficial owner of shares of stock held by Levan Enterprises, Ltd. which owns 293 shares of Class A Common Stock and 207 shares of Class B Common Stock.
      (2) BFC's mailing address is 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. Mr. Levan also has beneficial ownership of 9,659 of Class A Common Stock which can be acquired within 60 days pursuant to stock options.
      (3) BFC Financial Corporation is controlled by Alan B. Levan and John E. Abdo who collectively may be deemed to have an aggregate beneficial ownership of 65% of the outstanding common stock of BFC. Mr. Levan serves as Chairman, President and CEO of the Company, BankAtlantic and BFC and Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC. Mr. Abdo is Chairman of the Board and President of BDC.
      (4) Mr. Plotkin has beneficial ownership of 57,273 shares of Class A Common Stock and 100 shares of Class B Common Stock. Mr. Plotkin is the Trustee for the benefit of Ross and Marc Plotkin under an irrevocable trust holding 38,151 shares of Class A Common Stock. Mr. Plotkin disclaims beneficial ownership of 250 shares of Class A Common Stock. Mr. Plotkin also has beneficial ownership of 7,633 shares of Class A Common Stock which can be acquired within 60 days pursuant to Mr. Plotkin's holding of the Company's 6 3/4% Convertible Subordinated Debentures and includes beneficial ownership of 31,122 of Class A Common shares which may be acquired with 60 days pursuant to stock options. Mr. Plotkin owns 114,989 shares of restricted Class A Common Stock; 95,389 shares issued under the Restricted Stock Plan for Key Employees of Ryan Beck & Co. and 19,600 shares issued under the BankAtlantic Bancorp, Inc. 1998 Restricted Stock Incentive Plan.


                                     ITEM 13

                      DIRECTOR AND MANAGEMENT INDEBTEDNESS

         BankAtlantic, in the ordinary course of its business, makes mortgage and other installment loans to its employees, officers and directors. These loans are made pursuant to normal lending criteria and in management's judgment do not involve more than the normal risk of collectibility nor present any other unfavorable features. Employees, officers and directors of BankAtlantic, prior to May 31, 1990, received a preferential interest rate on home mortgage loans. Executive officers and directors have not been entitled to reduced rates or reduced points on any loans granted after May 31, 1990.

         The following table sets forth certain information, as of April 1, 1999, with respect to loans made by BankAtlantic to its executive officers and directors and members of their immediate families, who had aggregate borrowings of $60,000 or greater from BankAtlantic at any time since January 1, 1998.

                                                Highest Amount         Outstanding
                                                 Outstanding            Balance at
     Name and Capacity in Which Served      Since January 1, 1998     April 1, 1999     Interest Rate
     ---------------------------------      ---------------------     -------------     -------------

 Jean E. Carvalho, Executive Vice President      $     81,141          $     80,067             (1)
 Mary E. Ginestra, Director                           105,318                     0            8.25*
 Charlie C. Winningham II, Director                   189,364               174,104            7.50*
     ------------------


      *  Denotes preferential rate

         (1) Equity  credit  line is prime  plus 1% and first  mortgage  loan with  preferential  employee  rate of
8.75%.

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BankAtlantic Bancorp, Inc.




April 30, 1998                   By:    /s/ Frank V. Grieco
                                       --------------------
                                 Frank V. Grieco
                                 Senior Executive Vice President and
                                 Principal Financial and Accounting Officer