Form 10-Q
period 1999-03-31
BANKATLANTIC BANCORP INC
filed 1999-05-12
CIK 921768

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                                      Outstanding at
     Title of Each Class                               May 7. 1999

Class A Common Stock, par value $0.01 per share
Class B Common Stock, par value $0.01 per share

                           BankAtlantic Bancorp, Inc.





                                TABLE OF CONTENTS




                      FINANCIAL INFORMATION Page Reference


 Financial Statements...................................................... 1-12

  Consolidated Statements of Financial Condition -
    March 31, 1999 and 1998 and December 31, 1998 - Unaudited..................1


 Consolidated Statements of Operations - For the Three Months
    Ended March 31, 1999 and 1998 - Unaudited................................2-3


 Consolidated Statements of Stockholders' Equity and Comprehensive
    Income for the  Three Months Ended March 31, 1999
    and 1998 - Unaudited.......................................................4



 Consolidated Statements of Cash Flows - For the Three Months
    Ended March 31, 1999 and 1998 - Unaudited................................5-7


 Notes to Consolidated Financial Statements - Unaudited.....................8-12

   Management's Discussion and Analysis of Financial Condition and Results of
     Operations............................................................13-27

                                OTHER INFORMATION

 Exhibits and Reports on Form 8K............................................. 28

 Signatures.................................................................. 29

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                           BankAtlantic Bancorp, Inc.



           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                                        March 31,     December 31,      March 31,
                         (In thousands, except share data)                                 1999            1998            1998
                                                                                           ----            ----            ----
ASSETS
Cash and due from depository institutions .........................................   $    96,430    $   100,823    $    72,102
Interest bearing deposits in other banks...........................................         5,167              0              0
Federal Funds sold and securities purchased under resell agreements................         5,914              0         21,000
Loans receivable, net .............................................................     2,375,633      2,466,488      2,496,510
Loans held for sale ...............................................................       257,628        168,881        139,903
Investment securities-net, held to maturity, at cost which approximates
 market value .....................................................................        49,681         51,811         48,499
Securities available for sale, at market value ....................................     1,003,057        597,520        458,123
Trading securities, at market value................................................        17,254         30,005          7,804
Accrued interest receivable .......................................................        28,750         27,771         26,601
Real estate held for development and sale and joint ventures ......................        60,966         67,845         17,736
Real estate owned, net ............................................................         6,884          5,503          5,660
Office properties and equipment, net ..............................................        57,157         58,090         51,342
Federal Home Loan Bank stock, at cost which approximates market value .............        49,155         52,230         48,587
Mortgage servicing rights, net ....................................................        42,804         44,315         45,159
Deferred tax asset, net ...........................................................        21,462         20,148          3,322
Cost over fair value of net assets acquired, net ..................................        54,530         55,493         35,063
Other assets ......................................................................       101,134         42,052         49,097
                                                                                          -------         ------         ------
Total assets ......................................................................   $ 4,233,606    $ 3,788,975    $ 3,526,508
                                                                                      ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..........................................................................   $ 2,115,559    $ 1,925,772    $ 1,830,083
Advances from FHLB ................................................................       983,074      1,044,572        971,709
Federal Funds purchased ...........................................................             0         18,500              0
Securities sold under agreements to repurchase ....................................       409,232        162,093        117,389
Subordinated debentures, notes and bonds payable ..................................       176,966        177,114        179,596
Guaranteed preferred beneficial interests in the Company's Junior
Subordinated Debentures............................................................        74,750         74,750         74,750
Advances by borrowers for taxes and insurance .....................................        52,208         62,346         72,762
Other liabilities .................................................................       185,022         83,388         63,176
                                                                                          -------         ------         ------
Total liabilities .................................................................     3,996,811      3,548,535      3,309,465
                                                                                        ---------      ---------      ---------

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding ....................................................             0              0              0
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares;
    issued and  outstanding, 25,826,417, 26,799,368 and 22,383,185 shares .........           258            268            224
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares;
    issued and outstanding, 10,359,994, 10,356,431 and  10,612,664 shares .........           104            104            106
Additional paid-in capital ........................................................       139,532        147,686        104,373
Unearned compensation  - restricted stock grants...................................        (6,720)        (7,062)             0
Retained earnings .................................................................       103,019         95,818        112,052
Total stockholders' equity before accumulated other comprehensive income ..........       236,193        236,814        216,755
   Accumulated other comprehensive income - net unrealized appreciation
   on securities available for sale - net of deferred income taxes ................           602          3,626            288
                                                                                              ---          -----            ---
Total stockholders' equity ........................................................       236,795        240,440        217,043
                                                                                          -------        -------        -------
Total liabilities and stockholders' equity ........................................   $ 4,233,606    $ 3,788,975    $ 3,526,508
                                                                                      ===========    ===========    ===========

                                                                        See Notes to Consolidated Financial Statements - Unaudited


CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                                        For the Three Months
                           (In thousands, except share data)                                Ended March 31,
Interest income:                                                                            1999      1998
                                                                                            ----      ----
Interest and fees on loans and leases .................................................$   53,566 $   47,139
Interest on banker's acceptances ......................................................       187        460
Interest and dividends on securities available for sale ...............................    10,053      9,987
Interest and dividends on investment securities held to maturity and trading securities     2,606      2,224
                                                                                            -----      -----
Total interest income .................................................................    66,412     59,810
                                                                                           ------     ------
Interest expense:
Interest on deposits ..................................................................    16,591     16,367
Interest on advances from FHLB ........................................................    13,497     10,712
Interest on securities sold under agreements to repurchase and federal funds purchased      4,044      3,318
Interest on subordinated debentures, guaranteed preferred interest
  in the Company's Junior Subordinated Debentures and notes and bonds payable .........     4,787      4,939
Capitalized interest on investments in and advances to real estate joint ventures .....      (175)         0
                                                                                             ----          -
Total interest expense ................................................................    38,744     35,336
                                                                                           ------     ------
Net interest income ...................................................................    27,668     24,474
Provision for loan losses .............................................................     5,164      3,407
                                                                                            -----      -----
Net interest income after provision for loan losses ...................................    22,504     21,067
                                                                                           ------     ------
Non-interest income:
Loan late fees and other loan income ..................................................     1,130        899
Gains on sales of loans held for sale .................................................       633      1,747
Gains on sales of securities available for sale .......................................       579      1,720
Trading securities gains (losses) .....................................................       (69)       171
Gains on sales of real estate held for sale ...........................................     3,666        100
Equity in earnings of unconsolidated real estate joint ventures .......................     1,729          0
Principal transactions - RBCO .........................................................     3,000          0
Investment banking - RBCO .............................................................     3,117          0
Commissions - RBCO ....................................................................     2,676          0
Transaction fees ......................................................................     3,591      2,600
ATM fees ..............................................................................     2,199      1,297
Other .................................................................................     1,218      1,030
                                                                                            -----      -----
Total non-interest income .............................................................    23,469      9,564
                                                                                           ------      -----
Non-interest expense:
Employee compensation/benefits excluding RBCO and real estate operations ..............     9,641     10,827
Employee compensation/benefits for RBCO ...............................................     6,450          0
Employee compensation/benefits for real estate operations .............................       152        165
Occupancy and equipment ...............................................................     5,674      4,847
Federal insurance premium .............................................................       273        262
Advertising and promotion .............................................................       756        634
Amortization of cost over fair value of net assets acquired ...........................       983        659
Other excluding RBCO and real estate operations .......................................     5,572      4,705
Other for RBCO ........................................................................     1,976          0
Other for real estate operations ......................................................       818        880
                                                                                              ---        ---
Total non-interest expense ............................................................    32,295     22,979
                                                                                           ------     ------
Income before income taxes and discontinued operations ................................    13,678      7,652
Provision  for income taxes ...........................................................     5,507      2,806
                                                                                            -----      -----
Income from continuing operations .....................................................     8,171      4,846
Income from discontinued operations,  net of taxes ....................................         0        410
                                                                                                -        ---
Net Income ............................................................................$    8,171 $    5,256
                                                                                       ========== ==========


                              See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                                  For the Three Months Ended March 31,
                                                                  ------------------------------------
                                                                           1999              1998
                                                                           ----              ----
Class A common shares
Basic earnings per share from continuing operations ......   $             0.24    $         0.15
Basic earnings per share from discontinued operations ....                 0.00              0.02
                                                                           ----              ----
Basic earnings per share .................................   $             0.24    $         0.17
                                                             ==================    ==============

Diluted earnings per share from continuing operations ....   $             0.19    $         0.13
Diluted earnings per share from discontinued operations ..                 0.00              0.01
                                                                           ----              ----
Diluted earnings per share ...............................   $             0.19    $         0.14
                                                             ==================    ==============

Basic weighted average number of common shares outstanding           25,342,390        21,809,903
                                                                     ==========        ==========
Diluted weighted average number of common and common
equivalent shares outstanding ............................           41,203,707        38,764,353
                                                                  =============        ==========

Class B common shares
Basic earnings per share from continuing operations ......   $             0.21    $         0.14
Basic earnings per share from discontinued operations ....                 0.00              0.01
                                                                           ----              ----
Basic earnings per share .................................   $             0.21    $         0.15
                                                             ==================    ==============

Diluted earnings per share from continuing operations ....   $             0.18    $         0.12
Diluted earnings per share from discontinued operations ..                 0.00              0.01
                                                                           ----              ----
Diluted earnings per share ...............................   $             0.18    $         0.13
                                                             ==================    ==============

Basic weighted average number of common shares outstanding           10,359,717        10,768,956
                                                                     ==========        ==========
Diluted weighted average number of common and common
equivalent shares outstanding ............................           10,997,899        11,879,110
                                                                     ==========        ==========






                 See Notes to Consolidated Financial Statements - Unaudited

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                                 Net
                                                                                                  Unearned    Unrealized
                                                                                                   Compen-     Appreci-
                                                                           Addi-                  sation -     ation on
                                                    Compre-                tional                Restricted   Securities
                                                    hensive     Common    Paid-in     Retained      Stock     Available
(In thousands)                                      Income      Stock     Capital     Earnings     Grants      For Sale     Total
--------------                                      ------      -----     -------     --------     ------      --------     -----

BALANCE, DECEMBER 31, 1997 ..............                  $      32 $    98,475 $   107,650 $       0 $         724      $ 207,171
Net income ....................................  $  5,256          0           0      5,256          0             0          5,256
                                                 --------
Oher comprehensive income, net of tax:
 Unrealized gains on securities available for sale     51
 Reclassification adjustment for gains and (losses)
  included in net income .........................   (487)
                                                     ----
 Other comprehensive loss ........................   (436)
                                                     ----
Comprehensive income .............................$ 4,820
                                                  =======
Dividends on Class A common stock ................                 0           0       (599)         0             0           (599)
Dividends on Class B common stock ................                 0           0       (255)         0             0           (255)
Exercise of Class A common stock options .........                 0          93          0          0             0             93
Exercise of Class B common stock options .........                 2         760          0          0             0            762
Tax effect relating to the exercise of stock options               0         286          0          0             0            286
Purchase and retirement of Class B common stock ..                (2)     (4,439)         0          0             0         (4,441)
  upon acquisition of Leasing Technology, Inc. ...                 7       8,358          0          0             0          8,365
Issuance of Class A common stock upon
   conversion of subordinated debentures, net ....                 1         840          0          0             0            841
Net change in unrealized depreciation on securities
  available for sale-net of deferred income taxes                  0           0          0          0          (436)          (436)
                                                                   -           -          -          -          ----           ----
BALANCE, MARCH 31, 1998 .............................    $       330  $  104,373 $  112,052 $        0 $         288      $ 217,043
                                                         ===========  ========== ========== ========== =============     ==========

BALANCE, DECEMBER 31, 1998 ........................      $      372$     147,686 $   95,818 $   (7,062)$       3,626 $      240,440
Net income .......................................$ 8,171         0            0      8,171          0             0          8,171
                                                  -------
Other comprehensive income, net of tax:
 Unrealized losses on securities availablefor sale (3,300)
Reclassification adjustment for gains and (losses)
   included in net income ..........................  276
                                                      ---
  Other comprehensive loss ........................(3,024)
                                                   ------
 Comprehensive income ............................$ 5,147
                                                  =======
Dividends on Class A common stock ........................        0            0       (711)         0             0           (711)
Dividends on Class B common stock ........................        0            0       (259)         0             0           (259)
Exercise of Class A common stock options .................        0           42          0          0             0             42
Exercise of Class B common stock options .................        0           14          0          0             0             14
Tax effect relating to the exercise of stock options .....        0           12          0          0             0             12
Purchase and retirement of Class A common stock ..........      (10)      (8,384)         0          0             0         (8,394)
Forfeited Class A restricted common stock ................        0          (89)         0         89             0              0
Unearned compensation - restricted stock grants ..........        0          251          0       (251)            0              0
Amortization of  unearned compensation  - restricted
   stock grants ..........................................        0            0          0        504             0            504
Net change in unrealized depreciation on securities
  Available for sale-net of deferred income taxes ........        0            0          0          0        (3,024)        (3,024)
                                                                  -            -          -          -        ------         ------
BALANCE, MARCH 31, 1999 ..................................$     362    $ 139,532 $  103,019 $   (6,720)$         602 $      236,795
                                                          =========    ========= ========== ========== ============= ==============

           See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                  For the Three Months
                           (In thousands, except share data)                         Ended March 31,
                           ---------------------------------                         ---------------
  Operating activities:                                                             1999        1998
                                                                                    ----        ----
Income from continuing operations ............................................      8,171       4,846
Income from discontinued operations ..........................................          0         410
Adjustments  to reconcile net income to net cash provided  (used) by operating activities:
Provision for loan losses ....................................................      5,164       3,407
Provision for losses on real estate owned ....................................         70         432
Depreciation, amortization and accretion, net ................................      6,308       7,657
Gains on sales of mortgage servicing rights ..................................          0      (2,038)
Decrease (increase) in deferred tax asset, net ...............................        599        (447)
Trading account (gains) losses ...............................................         69        (171)
Purchases of trading securities ..............................................        (99)     (1,441)
Decrease in trading securities owned at market - RBCO ........................     12,781           0
Gains on sales of real estate owned ..........................................        (71)       (724)
Gains on sales of real estate held for development and sale ..................     (3,666)       (100)
Gains on sales of securities available for sale ..............................       (579)     (1,720)
Proceeds from sales of loans held for sale ...................................     60,619      95,619
Fundings of loans held for sale ..............................................    (22,702)    (17,056)
Loans purchased, classified as held for sale .................................   (122,624)          0
Gains on sales of loans held for sale ........................................       (633)     (1,728)
Provision for (recovery from) tax certificate losses .........................        180         (35)
Increase in accrued interest receivable ......................................       (979)     (3,977)
Decrease (increase) in other assets ..........................................      5,681      (1,546)
Equity in earnings of unconsolidated real estate joint ventures ..............     (1,729)          0
Increase (decrease) in other liabilities .....................................    (13,026)      5,526
Decrease in RBCO securities sold not yet purchased ...........................     (1,313)          0
                                                                                   ------           -
Net cash provided (used) by operating activities .............................    (67,779)     86,914
                                                                                  -------      ------

      See Notes to Consolidated Financial Statements - Unaudited (Continued)


                                                                         For the Three Months
                           (In thousands, except share data)                Ended March 31,
                                                                             1999          1998
                                                                             ----          ----
  Investing activities:
Proceeds from redemption and maturities of investment securities ......       8,463       11,787
Purchase of investment securities .....................................      (8,428)      (5,038)
Proceeds from sales of securities available for sale ..................           0      334,836
Principal collected on securities available for sale ..................      48,174       30,159
Purchases of securities available for sale ............................    (405,474)    (215,648)
Proceeds from sales of FHLB stock .....................................       7,550            0
FHLB stock acquired ...................................................      (4,475)     (13,700)
Principal reduction on loans ..........................................     397,386      309,861
Loan fundings for portfolio ...........................................    (289,656)    (233,916)
Loans purchased for portfolio .........................................           0     (778,401)
Proceeds from maturities of banker's acceptances ......................       3,672      135,985
Purchases of banker's acceptances .....................................      (2,643)     (91,381)
Proceeds from sales of banker's acceptances ...........................           0       24,593
Additions to dealer reserve ...........................................           0       (2,086)
Proceeds from sales of real estate owned ..............................       1,072        3,192
Purchases of  real estate owned .......................................        (784)           0
Mortgage servicing rights acquired ....................................        (643)     (17,027)
Proceeds from sales of mortgage servicing rights ......................           0       15,394
Cost of equipment acquired for lease ..................................      (7,462)      (1,657)
Additions to office property and equipment ............................      (1,108)      (1,596)
Repayments of joint venture investments ...............................       3,005            0
Investment in and advances to joint ventures ..........................     (16,296)      (1,345)
Proceeds from sales of real estate held for development and sale ......       7,195          840
Additional investment in real estate held for development and sale ....      (2,388)        (847)
Acquisition, net of cash acquired .....................................           0         (300)
                                                                                  -         ----
Net cash used in investing activities .................................    (262,840)    (496,295)
                                                                           --------     --------
Financing activities:
Net increase  in deposits .............................................     176,944       52,987
Interest credited to deposits .........................................      12,843       13,363
Repayments of FHLB advances ...........................................    (330,498)    (150,998)
Proceeds from FHLB advances ...........................................     269,000      425,000
Net increase in securities sold under agreements to repurchase ........     247,139       58,673
Net decrease in federal funds purchased ...............................     (18,500)      (2,500)
Repayment of notes payable ............................................      (1,480)      (6,396)
Increase in notes payable .............................................       1,332          605
Issuance of common stock relating to exercise of employee stock options          56          855
Payments to acquire and retire common stock ...........................      (8,394)      (4,441)
Receipts (repayments) of advances by borrowers for taxes and insurance      (10,138)      33,365
Common stock dividends paid ...........................................        (997)        (817)
                                                                               ----         ----
Net cash provided  by financing activities ............................     337,307      419,696
                                                                            -------      -------
Increase in cash and cash equivalents .................................       6,688       10,315
Cash and cash equivalents at beginning of period ......................     100,823       82,787
                                                                            -------       ------
Cash and cash equivalents at end of period ............................   $ 107,511    $  93,102
                                                                          =========    =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (CONTINUED)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                             1999        1998
                                                                                             ----        ----

   Supplementary disclosure and non-cash investing and financing activities:
Interest paid on borrowings and deposits ..............................................  $  38,305  $   31,744
Income taxes paid .....................................................................      5,000       1,361
Loans transferred to real estate owned ................................................      1,668       1,032
Purchased residential loans held for investment transferred to held for sale ..........          0      50,377
Issuance of Class A common stock upon acquisition .....................................          0       8,365
Issuance of  Class A common stock upon conversion of subordinated debentures ..........          0         841
Decrease in deferred offering costs upon conversion of subordinated debentures ........          0         (42)
Decrease in subordinated debentures upon conversion to Class A common stock ...........          0         883
Loan charge-offs ......................................................................      6,614       3,040
Tax certificate recoveries, net .......................................................        (78)       (220)
Class A common stock dividends; not paid until April ..................................        711         599
Class B common stock dividends; not paid until April ..................................        259         255
Accrual for the purchase of mortgage servicing rights not yet paid for ................          0      13,000
Sales of securities available for sale not yet settled ................................     64,114           0
Purchase of securities available for sale not yet settled .............................    116,503           0
Joint venture investments transferred to loans ........................................     20,758           0
Increase in equity for the tax effect related to the exercise of employee stock options         12         286
Change in net unrealized depreciation on securities available for sale ................     (4,937)       (718)
Change in deferred taxes on net unrealized depreciation on securities
 available for sale ...................................................................     (1,913)       (282)
Change in stockholders' equity from net unrealized depreciation
  on securities available for sale, less related deferred income taxes ................     (3,024)       (436)
Increase in real estate held for development and sale resulting from St. Lucie West
    Holding Company ("SLWHC") purchase accounting adjustments .........................          0       1,009
Decrease in other assets resulting from SLWHC purchase accounting adjustments .........          0       1,009
                                                                                                 =       =====

See Notes to Consolidated Financial statements - Unaudited


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

        BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of:
BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities have related to the operations of BankAtlantic, RBCO and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        In  management's  opinion,  the  accompanying   consolidated   financial
statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 1999 and 1998, the consolidated results of operations for the three months ended March 31, 1999 and 1998, the consolidated stockholders' equity and comprehensive income for the three months ended March 31, 1999 and 1998 and the consolidated cash flows for the three months ended March 31, 1999 and 1998. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

2.  Equity Capital

        Pursuant to previously announced plans to purchase shares of its common stock, the Company paid $8.4 million to repurchase and retire 999,700 shares of Class A common stock during the three months ended March 31, 1999, During the three months ended March 31, 1998, the Company paid $4.4 million to repurchase and retire 303,500 shares of Class B common stock. During the three months ended March 31, 1999, 7,490 and 3,563 of Class A and Class B incentive stock options, respectively, were exercised resulting in a $68,000 increase in stockholders' equity. The tax effect included in the preceding amount was $12,000. During the three months ended March 31, 1998, 10,989 and 232,247 of Class A and Class B stock options, respectively, were exercised resulting in a $1.1 million increase in stockholders' equity. The tax effect included in the preceding amount was $286,000. During the three months ended March 31, 1999, the Company issued 29,356 shares of restricted Class A common stock to new employees of RBCO, vested 3,974 shares of retention pool restricted stock granted in June 1998 to an employee who left RBCO in March 1999, and canceled 10,098 shares of restricted Class A common stock for terminated employees. The restricted Class A common stock issued to new employees vests on the fourth anniversary of the grant date and had a fair value at the grant date of $251,000. Furthermore in March 1999, the Board of Directors granted non-qualifying stock options to purchase 500 shares of Class A common stock with an exercise price equal to the market price at the date of the grant ($7.375) to all employees except executive officers of BankAtlantic and its subsidiaries resulting in the issuance of 509,500 non-qualifying stock options. During the three months ended March 31, 1998, the Company issued 134,804 shares of Class A common stock upon the conversion of $883,000 in principal amount of the Company's 6 3/4% Convertible Subordinated Debentures at a conversion price of $6.55. There were no conversions during the three months ended March 31, 1999.

 3.  Sales of  Financial Assets

            On March 26, 1999, the Company sold $63.5 million of securities available for sale for a $579,000 gain. Included in other assets was a $64.1 million receivable from the above sale. During the three months ended March 31, 1998, the Company sold $333.1 million of securities available for sale for a $1.7 million gain. During the three months ended March 31, 1999 the Company sold $38.5 million, $20.4 million and $1.1 million of loans originated for resale, loans purchased and classified as held for sale and leases for gains of $492,000, $64,000 and $77,000, respectively. During the three months ended March 31, 1998, the Company sold $43.5 million of loans originated for resale and $50.4 million of purchased loans transferred from held for investment to held for sale for an aggregate gain of $1.7 million. As part of its normal operations from 1996 through the latter part of 1998, the Company purchased bulk residential loans to be held for investment. These bulk purchased loans are continually evaluated and such evaluations may result in transfers from the held for investment category to the held for sale category. Such transfers, if any, have not and are not normally expected to exceed 10% of the average annual balance of the portfolio.

4.  Trading Securities

        During the three months ended March 31, 1999, the Company realized a $69,000 loss from government securities trading. The Company did not trade government securities during the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain on the date of transfer. The unrealized and realized gains on the trading securities for the three months ended March 31, 1998 were $171,000. Included in trading securities at March 31, 1999 were $17.2 million of securities owned by RBCO and a $30,000 premium related to a futures contract to purchase $1.5 million of Treasury notes. The government securities future contract was settled in April at book value. The RBCO gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 1999, RBCO realized net gains from principal transactions of $3.0 million. Furthermore, included in other liabilities was $1.7 million of securities sold not yet purchased relating to RBCO trading activity.

        The  Company's   trading   securities   consist  of  the  following  (in
thousands):

                                 March 31, December 31,
                                   1999      1998
                                   ----      ----
Debt obligations:
  States and municipalities ..   $ 5,925   $18,476
  Corporations ...............       738       615
  U.S. Government and agencies       181       172
Corporate equities ...........    10,380    10,448
Other ........................        30       294
                                      --       ---
                                 $17,254   $30,005
                                 =======   =======


5. Real Estate Held for Development  and Sale and Joint Venture  Activities

     In October 1997, the Company acquired St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County Florida. During the three months ended March 31, 1999 and 1998, SLWHC land sales resulted in gains of $3.7 million and $100,000, respectively. Since the third quarter of 1997 the Company has entered into six joint venture partnerships with developers to develop residential, multi-family and commercial non-residential properties. During the three months ended March 31, 1999 one of the Company's real estate joint ventures closed on a land sale to a developer resulting in the Company recognizing a $1.7 million gain. Additionally, during the three months ended March 31, 1999, the Company relinquished its equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. Included in investment in real estate held for development and sale and joint venture activities at March 31, 1999 was $26.7 million of SLWHC land, $6.7 million of equity investments in real estate joint ventures, $25.6 million of advances to real estate joint ventures and $1.9 million of investments and advances to a broker/dealer joint venture partner. During the three months ended March 31, 1999, the Company capitalized $175,000 of interest expense in connection with investments and advances to real estate joint ventures and deferred $224,000 of interest income associated with loans to joint ventures. Included in investment in real estate held for development and sale and joint venture activities at March 31, 1998 was $17.7 million associated with the SLWHC acquisition.

6.   Comprehensive   Income

     The income tax benefit relating to the comprehensive income reclassification adjustment in the statement of stockholders' equity for the three months ended March 31, 1999 and 1998 was $168,000 and $306,000, respectively.

7.  Discontinued Operations, Restructuring Charges and Other Write-downs

        During December 1998, the Company commenced a restructuring of its operations and established a restructuring liability. The table below summarizes amounts paid associated with the restructuring liability during the three months ended March 31, 1999.

                                                                    Amount paid
Type of Restructuring Charge                   Initial amount      during period       Ending Balance
----------------------------                   --------------      -------------       --------------
Employee severance and benefits ................ $  1,000 $            (689)        $          311
Impairment of assets due to facility closures ..    1,085              (482)                   603
Provision for lease contracts on closed branches      247                (9)                   238
Other ..........................................      233               (33)                   200
                                                      ---               ---                    ---
     Total restructuring charges ............... $  2,565 $          (1,213)        $        1,352
                                                 ======== =================         ==============

        During the three months ended March 31, 1999 there were no adjustments to the restructuring liability.

Discontinued Operations

         At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). It is anticipated that the exit plan will be substantially completed by the second or third quarter of 1999. The Company intends to exit the MSB by: (1) selling the mortgage servicing rights ("MSR") along with the related MSB facilities to unrelated third parties; (2) terminating 70 full-time employees and (3) terminating contracts associated with the MSB operations. The MSB had total assets of $44.2 million and total liabilities of $70.4 million at March 31, 1999. The assets primarily consist of MSR and receivables from previous sales of MSR. The liabilities are primarily advances by borrowers for taxes and insurance and collections of principal and interest payments due to investors.

          Activity in the allowance established for exiting the MSB and the operating activity from the measurement date (December 31, 1998) through March 31, 1999 is as follows (in thousands):

                                                         Balance at           Amounts             Balance at
                                                        December 31,           Paid/              March 31,
                                                           1998            Write downs               1999
                                                           ----            -----------               ----
Employee severance and benefits ......................   $   925           $     0                $   925
Provision for servicing contract cancellation ........       900                 0                    900
Fixed asset write-downs ..............................       430               (40)                   390
Estimated cost to sell MSR ...........................     3,600                 0                  3,600
Anticipated loss from operations through disposal date     4,145              (257)                 3,888
                                                           -----              ----                  -----
Total ................................................   $10,000           $   297                $ 9,703
                                                         =======           =======                =======


     The costs of exiting the MSB are estimates and are subject to change based on market conditions, actual prepayment rates, completeness of underlying loan documents, transferability issues and the amount of time necessary to complete the exit plan. Changes in estimates will be accounted for prospectively. During the three months ended March 31, 1999 there were no changes in the disposal cost estimates.

  The Company had a servicing valuation allowance relating to purchased mortgage servicing rights of $10.7 million at March 31, 1999 and December 31, 1998. On April 30, 1999, the Company entered into a contract to sell the majority of its mortgage servicing rights portfolio to an unrelated third party. Based on the terms of the contract it is not anticipated that the portfolio sale will result t in any significant gain or loss.

8.  Segment Reporting

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

         The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment                   Operating Segments Aggregated
------------------                   -----------------------------

Bank Investment Operations - Other  Investment Division,
                                    Tax Certificate Department,
                                    Government Trading, Equity Portfolio

Bank Investment Operations
- Wholesale Residential             Real Estate Capital
                                    Services, Capital Markets

Bank Loan Operations - Commercial   Commercial Lending, Syndications,
                                    BA Factors, Inc.

Bank Loan Operations - Retail       Residential Lending, CRA Lending,
                                    BankAtlantic Mortgage, Indirect and
                                    Direct Consumer  Lending,  Small Business
                                    Lending,  International  and Trade
                                    Finance, Lease financing

Real Estate Operations              BankAtlantic Development Corp. (includes SLW
                                    and real estate joint ventures)

Investment Banking Operations       Ryan, Beck & Co.

         The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are effectively eliminated in the interest expense and overhead allocations.

         The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three months ended March 31, 1999 and 1998:

                                 Bank Investment                  Bank Loan
                                   Operations                     Operations
                                   ----------                     ----------
                                                                                                    Investment
                                             Wholesale        Com-                   Real Estate     Banking        Segment
(in thousands)                   Other       Residential     mercial       Retail      Operations    Operations       Total
--------------                   -----       -----------     -------       ------      ----------    ----------       -----
March 31, 1999
Interest income ............$    12,008 $      22,438 $      18,185 $      13,648 $        (224) $        357 $      66,412
Interest expense
  and overhead .............    (10,025)      (18,284)      (10,213)       (7,812)         (390)         (227)      (46,951)
Recovery from
 (provision for)
  loan losses ..............          0            32          (887)       (4,309)            0             0        (5,164)
Non-interest income ........        526            64           390         1,379         3,140         8,940         14,439
Segment profits before
   taxes ...................      1,714         3,202         6,419          (939)        3,643          (361)        13,678
Provision for income taxes .        683         1,276         2,559          (339)        1,385           (57)         5,507
                                    ---         -----         -----          ----         -----           ---          -----
Segment net income$ ........      1,031 $       1,926 $       3,860 $        (600) $      2,258 $        (304) $       8,171
                                  ===== ============= ============= =============  ============ =============  =============

Segment total assets  ......$ 1,065,860 $   1,387,800 $     793,924 $     535,059 $      39,839 $      55,094 $    3,877,576
                            =========== ============= ============= ============= ============= ============= ==============
March 31, 1998
Interest income ............$    12,741 $      19,929 $      14,101 $      13,039 $           0 $           0 $       59,810
Interest expense
   and overhead ............    (12,039)      (15,609)       (9,276)       (8,735)          381             0        (45,278)
Provision for loan losses ..          0          (679)         (454)       (2,274)            0             0         (3,407)
Non-interest income ........      1,791         1,015           283         1,314           125             0          4,528
Segment profits before taxes      1,118         4,150         3,689             1        (1,306)            0          7,652
Provision for income taxes .        410         1,522         1,353             0          (479)            0          2,806
                                    ---         -----         -----             -          ----             -          -----
Segment net income  ........$       708 $       2,628 $       2,336 $           1 $        (827) $          0 $        4,846
                            =========== ============= ============= ============= =============  ============ ==============

Segment total assets  ......$   677,919 $   1,446,143 $     589,279 $     513,386 $      26,579 $           0 $    3,253,306
                            =========== ============= ============= ============= ============= ============= ==============

         The difference between total segment assets and segment non-interest income and consolidated assets, and noninterest income are as follows:

(in thousands)                                      For the Three Months Ended
                                                            March 31,
                                                            ---------
Total Assets
Total assets for reportable segments ............$   3,877,576 $ 3,253,306
Assets in discontinued operations ...............       44,169      58,628
Assets in overhead ..............................      311,861     214,574
                                                       -------     -------
Total consolidated assets   .....................$   4,233,606 $ 3,526,508
                                                 ============= ===========

Noninterest Income
Total non-interest income for reportable segments$ 14,439 $ 4,528 Items included in interest expense and overhead:
Transaction fee income ..........................        3,591       2,600
ATM fees ........................................        2,199       1,297
Other deposit related fees ......................        3,240       1,139
                                                         -----       -----
Total consolidated non-interest income ..........$      23,469 $     9,564
                                                 ============= ===========



 9.  Reclassifications

     Certain amounts for prior periods have been reclassified to conform with statement presentation for 1999.





           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



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

Results of Operations

(In Thousands, except per share data)                 For the Three Months Ended
                                                             March 31,
                                                            ---------
                                                             1999        1998
                                                             ----        ----
Income from continuing operations ......................$   8,171   $   4,846
Income from discontinued operations net of taxes .......        0         410
                                                                -         ---
Net income .............................................$   8,171   $   5,256
                                                        =========   =========
Class A common shares
Basic earnings per share from continuing operations ... $    0.24   $    0.15
Basic earnings per share from discontinued operations ..     0.00        0.02
                                                             ----        ----
Basic earnings per share   .............................$    0.24   $    0.17
                                                        =========   =========

Diluted earnings per share from continuing operations   $    0.19   $    0.13
Diluted earnings  per share from discontinued operations     0.00        0.01
                                                             ----        ----
Diluted earnings  per share   ..........................$    0.19   $    0.14
                                                             ====   =========
Class B common shares
Basic earnings per share from continuing operations   ..     0.21   $    0.14
Basic earnings  per share from discontinued operations .     0.00        0.01
                                                             ----        ----
Basic earnings  per share   ............................$    0.21   $    0.15
                                                             ====   =========

Diluted earnings per share from continuing operations   $    0.18   $    0.12
Diluted earnings per share from discontinued operations      0.00        0.01
                                                             ----        ----
Diluted earnings per share   ...........................$    0.18   $    0.13
                                                        =========   =========

         Continuing Operations - Income from continuing operations increased by 69% during the three months ended March 31, 1999 compared to the same period during 1998. The primary reasons for the increase in continuing operations were:


        1) an improvement in net interest income resulting from an increase in interest earning assets and recognition of interest income on a nonaccrual loan which was completely repaid in 1999,
        2) additional earnings from the Company's real estate operations,
        3) higher transaction fee income resulting from changes made to the pricing of the Company's deposit products and
        4) a decline in employee compensation from bank operations due to a reduction of the Company's full time employees by approximately 148.

        The above improvements in income from continuing operations were partially offset by:

        1) an increase in the provision for loan losses resulting from small business and indirect consumer loan charge-offs,
        2) lower trading account gains and gains on the sale of securities available for sale and loans held for sale, and
        3) higher occupancy  costs due to an expanded branch and ATM network.

        Discontinued operations - Income from discontinued operations for the three months ended March 31, 1999 was zero compared to $410,000, net of income taxes for the same 1998 period. During the three months ended March 31, 1999 there were no changes in the disposal cost estimates to exit the MSB. Income from discontinued operations during 1998 resulted from gains on sales of mortgage servicing rights offset by expenses from servicing operations.

Net Interest Income

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                                  ---------
(In thousands)                                                           1999       1998      Change
--------------                                                           ----       ----      ------
Interest and fees on loans ........................................$    53,566 $   47,139      $6,427
Interest on banker's acceptances ..................................        187        460       (273)
Interest and dividends on  securities available for sale ..........     10,053      9,987         66
Interest and dividends on investment securities held to maturity
  and trading securities ..........................................      2,606      2,224        382
Interest on deposits ..............................................    (16,591)   (16,367)      (224)
Interest on advances from FHLB ....................................    (13,497)   (10,712)    (2,785)
Interest on securities sold under agreements to repurchase ........     (4,044)    (3,318)      (726)
Interest on subordinated debentures, notes payable and guaranteed
 preferred interest in the Company's Junior Subordinated Debentures     (4,787)    (4,939)       152
Capitalized interest ..............................................        175          0        175
                                                                           ---          -        ---
Net interest income ...............................................$    27,668 $   24,474     $3,194
                                                                   =========== ==========     ======


        Net interest income increased by 13% during the three months ended March 31, 1999 compared to the same period in 1998. Total interest income increased by $6.6 million while total interest expense increased by $3.4 million. The increase in interest income resulted from higher average interest earning assets, primarily higher average loan portfolio balances and the recognition of $1.1 million of interest income resulting from the repayment of a $5.9 million commercial loan which had been classified as nonaccrual. The higher average interest earning assets during the period were partially offset by lower yields. The increased loan average balances resulted from:

        1) increases in corporate loans through the participation in loan syndications,
        2) higher small business loan average balances due to loan originations,
        3) purchases of wholesale  residential loans during 1998,
        4) higher commercial real estate loan average balances reflecting loan originations, and
        5) increases in lease financing resulting from the acquisition of LTI in March 1998.


        The above loan portfolio improvement in average balances was partially offset by lower residential and consumer loan average balances. The decline in consumer loan average balances resulted from the Company eliminating the origination of indirect consumer loans as part of its December 1998 restructuring plan. The decline in residential loan average balances reflects the sale of the majority of originated residential loans and loan sales from the held for sale portfolio.

        Interest income from banker's acceptances was lower during the three months ended March 31, 1999 compared to the same 1998 period due to a decline in average balances.

        The lower loan yields resulted from:

        1) a decline in the prime interest rate during the third and fourth quarter of 1998,
        2) lower yields on purchased residential loans reflecting the repayment of higher yielding loans and increased premium amortization during the 1999 quarter compared to 1998 due to increased prepayments and
        3) increased average balances of syndication loans which had lower yields than the existing portfolio.

        The slight increase in securities available for sale interest income resulted from higher average balances, partially offset by lower yields. The higher average balances were the result of purchases of REMIC's. The lower yields reflect the purchase of securities at lower yields than the existing portfolio.

        The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with the RBCO trading portfolio and higher FHLB stock average balances. Increases in FHLB stock were required based on higher average balances of FHLB advance.

        The increase in deposit expense during the three months ended March 31, 1999 compared to the same 1998 period resulted from higher average balances, partially offset by lower rates. The increased deposit average balances resulted from the acquisition of brokered deposits primarily through RBCO and public funds. The average balance of brokered deposits and public funds increased from $29.4 million during the three months ended March 31, 1998 to $203.9 million during the same 1999 period. The lower rates paid on deposits were due to a lower interest rate environment throughout the 1999 period compared to the same period during 1998.

        The increase in interest expense on advances from FHLB was primarily due to higher average balances. The additional FHLB borrowings were primarily intermediate term advances used to fund purchases of residential loans.

        The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances during 1999, partially offset by lower rates. The higher average balances funded loan growth and the decline in rates reflect the lower interest rate environment during 1999.

        The decrease in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted from lower average balances of notes payable during the three months ended March 31, 1998 compared to the same period during 1999.

         Interest expense of $175,000 was capitalized in connection with investments and advances to real estate joint venture partnerships.

Provision for Loan Losses
                                    For the Three Months Ended March 31,
                                               1999      1998
                                               ----      ----
Balance, beginning of period ...........$    37,950  $   28,450
Charge-offs:
Commercial real estate loans ...........       (158)       (101)
Lease financing ........................       (303)        (85)
Small business - real estate ...........        (10)          0
Small business - non-mortgage ..........     (2,093)        (18)
Consumer loans - indirect ..............     (3,297)     (2,247)
Consumer loans - direct ................       (694)       (458)
Residential real estate loans ..........        (59)        (61)
Purchased residential  real estate loans          0         (70)
                                                  -         ---
                                             (6,614)     (3,040)
                                             ------      ------
Recoveries:
Commercial real estate loans ...........          0           1
Lease financing ........................         66          37
Small business - non-mortgage ..........         37           0
Consumer loans - indirect ..............        378         346
Consumer loans - direct ................        228         306
Commercial business loans ..............        141         159
                                                ---         ---
                                                850         849
                                                ---         ---
Net charge-offs ........................     (5,764)     (2,191)
Additions charged to operations ........      5,164       3,407
Allowance for loan losses acquired .....          0         284
                                                  -         ---
Balance, end of period .................   $ 37,350    $ 29,950
                                           ========    ========


     The provision for loan losses increased during the three months ended March 31, 1999 compared to the same 1998 period due to:

      1)  charge-offs in the indirect consumer loan portfolio,
      2)  charge-offs in the small business non-mortgage loan portfolio, and
      3)  higher aggregate loan balances,

                   The Company ceased the origination of indirect consumer loans as part of its December 1998 restructuring. The charge-offs in small business non-mortgage loans were higher than anticipated and modifications to the program have been and will continue to be implemented in an attempt to address the charge-offs.

   At the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                             March 31, December 31,
                                               1999       1998
                                               ----       ----
Nonaccrual :
     Tax certificates ....................   $   690   $   765
     Loans and leases ....................    24,750    23,364
                                              ------    ------
     Total nonaccrual ....................    25,440    24,129
                                              ------    ------
Repossessed  Assets:
     Real estate owned, net of allowance .     6,100     5,503
     Purchased real estate owned .........       784         0
     Vehicles and equipment ..............     2,330     1,896
                                               -----     -----
     Total repossessed assets ............     9,214     7,399
                                               -----     -----
Contractually past due 90 days or more (1)        64     3,182
                                                  --     -----
     Total non-performing assets .........    34,718    34,710
Restructured loans .......................         5         7
                                                   -         -
    Total risk elements ..................   $34,723   $34,717
                                             =======   =======

                (1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

     The increase in nonaccrual loans resulted from:

        1)  a $1.9 million increase in small business nonaccrual loans, and
        2) the purchase of $4.6 million of nonaccrual residential loans held for sale as part of a bulk purchase of residential loans.

       The $4.6 million of nonaccrual loans and the $784,000 of REO were acquired in connection with a $114 million bulk residential loan purchase from the Resolution Trust Corporation. The Company intends to segregate the portfolio and sell these loans to unrelated financial service companies. Such loans and REO are valued individually at the lower of cost or market.

        The increase in nonaccrual loans was partially offset by declines in:

        1) consumer nonaccrual loans, due primarily to a change in the Company's collection policy to aggressively repossess automobiles,
        2)  improvement in delinquency trends for lease financing, and
        3) nonaccrual commercial real estate loans resulting from the repayment of a $5.9 million nonaccrual loan.

        The increase in repossessed assets resulted from higher consumer repossessed automobiles and an increase in repossessed residential real estate owned.

Non-Interest Income

                                                                For the Three Months Ended
                                                                            March 31,
                                                                            ---------
(In thousands)                                                      1999        1998      Change
--------------                                                      ----        ----      ------
Noninterest Income Excluding RBCO and Real Estate Operation
Loan late fees and other  loan income .........................$    1,130 $      899 $     231
Gains on sales of loans held for sale .........................       633      1,747    (1,114)
Trading account gains (losses) ................................       (69)       171      (240)
Gains on sales of securities available for sale ...............       579      1,720    (1,141)
Transaction accounts ..........................................     3,591      2,600       991
ATM fees ......................................................     2,199      1,297       902
Other .........................................................     1,049      1,005        44
                                                                    -----      -----        --
Non-interest income  excluding RBCO and real estate operations      9,112      9,439      (327)
                                                                    -----      -----      ----
RBCO Operations
Principal transactions ........................................     3,000          0     3,000
Investment banking ............................................     3,117          0     3,117
Commissions ...................................................     2,676          0     2,676
Other .........................................................       147          0       147
                                                                      ---          -       ---
Non-interest income - RBCO ....................................     8,940          0     8,940
                                                                    -----          -     -----
Real Estate Operations
Gains on sales of real estate held for development and sale ...     3,666        100     3,566
Equity in earnings of unconsolidated real estate joint ventures     1,729          0     1,729
Other .........................................................        22         25        (3)
Non-interest income - real estate operations ..................     5,417        125     5,292
                                                                    -----        ---     -----
Total non-interest income   ...................................$   23,469 $    9,564 $  13,905
                                                               ========== ========== =========

 Non-Interest Income  Excluding RBCO and Real Estate Operations

     Loan late fees and other fee income increased during the three months ended March 31, 1999 compared to the same 1998 period. The increase resulted from higher late fees, commitment fees and loan prepayment penalties. The additional fees earned reflect a larger loan portfolio in 1999 compared to 1998.

     During the three months ended March 31, 1999 the Company sold $38.5 million, $20.4 million and $1.1 million of loans originated for sale, loans purchased and classified as held for sale and leases for gains shown on the above table. During the three months ended March 31, 1998, the Company sold $43.5 million of loans originated for sale and $50.4 million of purchased loans transferred from held for investment to held for sale for gains shown in the above table. As part of its normal operations from 1996 through the latter part of 1998, the Company purchased bulk residential loans to be held for investment. These bulk purchased loans are continually evaluated and such evaluations may result in transfers from the held for investment category to the held for sale category. Such transfers, if any, have not and are not normally expected to exceed 10% of the average annual balance of the portfolio.

     On March 26, 1999, the Company sold $63.5 million of securities available for sale for a gain shown in the above table. Included in other assets on the Statement of Financial Condition was a $64.4 million receivable from the above sale. During the three months ended March 31, 1998, the Company sold $333.1 million of securities available for sale for a gain shown in the above table.

     During the three months ended March 31, 1999, the Company realized a $69,000 loss from government securities trading. The Company did not trade government securities during the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain on the date of transfer. The unrealized and realized gains on the trading securities for the three months ended March 31, 1998 were $171,000.

           The increase in transaction fee income during the three months ended March 31, 1999 compared to the same 1998 period resulted from:

         1) an increase in the Company's non-interest bearing transaction accounts reflecting in part, an increase in small business loans, and
         2)     changes made to the pricing of the Company's deposit products.

                The significant increase in ATM fee income during 1999 was primarily the result of an expanded ATM network. The Company's ATM network increased from 261 machines at March 31, 1998 to 783 machines at March 31, 1999. BankAtlantic established its ATM network to enhance fee income and to expand banking services throughout Florida.


Noninterest Income RBCO Operations

        RBCO revenues are generated from principal transactions, investment banking and commissions. Principal transactions are sales and trading activities of tax exempt debt securities, taxable debt securities and equity securities. Investment banking revenues include management fees and underwriting fees earned in connection with all underwriting participations and selling concessions earned in connection with RBCO's participation in tax-exempt debt, corporate debt and equity underwriting. Commission revenues reflect fees earned from retail customers upon the execution of equity security and mutual fund trades. During the three months ended March 31, 1999 RBCO earned revenues on principal transactions, investment banking and commissions as shown in the preceding table. As previously noted, RBCO was acquired by the Company on June 30, 1998 in a transaction recorded under the purchase method of accounting. RBCO has recently announced a significant expansion of its business activities including the hiring of additional key personnel, the diversification into the healthcare, consumer and technology industries, and the expansion of its investment banking operations.

Noninterest Income Real Estate Operations

        Real estate held for development and sale represents the net profits on sales of real estate by SLWHC and equity earnings from the Company's six real estate joint ventures. During the three months ended March 31, 1999 and 1998 SLWHC sold developed land for gains as reported above. Other income represents accretion of SLWHC impact fee receivables established at the acquisition date. The equity earnings from real estate joint ventures primarily resulted from the sale of property in one joint venture.

Non-Interest Expenses
                                            For the Three Months Ended
                                                      March 31,
                                                      ---------
(In thousands)                               1999        1998       Change
--------------                               ----        ----       ------
Noninterest Expense Excluding RBCO and Real
   Estate Operations
Employee compensation and benefits ....$    9,641 $   10,827    $ (1,186)
Occupancy and equipment ...............     5,188      4,847         341
Federal insurance premium .............       273        262          11
Advertising and promotion .............       326        489        (163)
Amortization of cost over fair value of
   net assets acquired ................       711        659          52
Other .................................     5,572      4,705         867
                                            -----      -----         ---
    Non-interest expenses .............    21,711     21,789         (78)
                                           ------     ------         ---
RBCO Operations
Employee compensation and benefits ....     6,450          0       6,450
Occupancy and equipment ...............       486          0         486
Advertising and promotion .............       248          0         248
Amortization of cost over fair value of         0
   net assets acquired ................       272          0         272
Other .................................     1,976          0       1,976
                                            -----          -       -----
Non-interest expenses .................     9,432          0       9,432
                                            -----          -       -----
Real Estate Operations
Employee compensation and benefits ....       152        165         (13)
Advertising and promotion .............       182        145          37
Selling, general and administrative ...       818        880         (62)
  Non-interest expenses ...............     1,152      1,190         (38)
                                            -----      -----         ---
Total non-interest expenses   .........$   32,295 $   22,979    $  9,316
                                       ========== ==========    ========

        The decrease in employee compensation and benefits during the three months ended March 31, 1999 compared to the 1998 period resulted from the Company's December 1998 restructuring which reduced the Company's number of full time employees by approximately 115 and froze the accrual of benefits under the defined benefit pension plan. As of March 31, 1999 compared to March 31, 1998, the Company's number of full time employees declined by 148.

         Occupancy and equipment expenses increased during the three months ended March 31, 1999 due to the expanded ATM and branch network resulting in higher rental and repair and maintenance expenses.

        The decrease in advertising and promotion expenses during the three months ended March 31, 1999 compared to the same 1998 period resulted from the fact that the level of advertising and promotions during 1998 associated with the branch expansion in Miami-Dade County, Florida and BankAtlantic's small business banking unit was significantly reduced during the 1999 period.

        The increase in amortization of cost over fair value of net assets acquired reflects the acquisition of LTI effective March 1, 1998 and the acquisition of RBCO on June 30, 1998.

           The increase in other expenses reflects higher operating expenses associated with an expanded branch and ATM network, partially offset by lower legal, consulting, stationery, printing and supplies expenses.

RBCO Non-Interest Expenses

        The RBCO acquisition agreement provided for the establishment of an incentive retention pool, under which shares of the Company's Class A common stock were allocated to key employees of RBCO. Included in employee compensation and benefits was $504,000 of retention pool compensation amortization. The retention pool was valued at $8.1 million at the acquisition date and the shares vest four years after the acquisition date. As a result, the Company is amortizing the $8.1 million value of the retention pool into compensation expense over the vesting period. Occupancy and equipment expense primarily consisted of $294,000 of rent and maintenance expense, $135,000 of depreciation expense and a $57,000 charge for data processing. Other expenses were primarily floor brokerage and clearing fees of $660,000, professional fees of $212,000 and $328,000 for third party quotation services. The remaining expenses were general and administrative costs.

Real Estate Operations Non-Interest Expenses

        Real estate operations non-interest expenses primarily related to SLWHC expenses. Selling, general and administrative expenses were mainly real estate taxes on developed land.

SEGMENT REPORTING

The table below is segment information for continuing operations for the three months ended March 31, 1999 and 1998:

(in thousands)                                    For the Three Months Ended
                                                            March 31,
                                                            ---------
                                                        1999       1998
                                                        ----       ----
Net contribution after income taxes ..............
Bank investment operations - wholesale residential $    1,926 $    2,628
Bank investment operations - other ...............      1,031        708
Bank loan operations - retail products ...........       (600)         1
Bank loan operations - commercial products .......      3,860      2,336
Real estate operations ...........................      2,258       (827)
Investment banking operations ....................       (304)         0
                                                         ----          -
Net contribution   ............................... $    8,171 $    4,846
                                                   ========== ==========
Bank Investment Operations

     Segment net contribution from bank investment operations - other improved due to higher net interest margin resulting from lower interest expense and overhead allocations. The lower allocated overhead resulted from the declining interest rate environment during 1999 and lower operating expenses. The above improvement in segment net income was partially offset by lower noninterest income during 1999 compared to 1998. The lower noninterest income resulted from a decline in gains on the sales of securities available for sale and trading securities.

     Segment net contribution from bank investment operations - wholesale residential declined primarily from: lower gains from the sale of loans, a decline in purchased residential loan yields due to accelerated premium amortization resulting from repayments and a higher interest expense and overhead allocation resulting from increased average interest earning assets, partially offset by a lower provision for loan losses.

Bank Loan Operations

     Segment net contribution from bank loan operations - commercial increased due to an improvement in the net margin, recognition of $1.1 million of interest income upon the repayment of a $5.9 million nonaccrual loan and higher loan fees during the three months ended March 31, 1999 compared to the same 1998 period. The above increases were partially offset by a higher provision for loan losses caused by loan growth.

     Segment net contribution from bank loan operations - retail increased primarily from an increase in the provision for loan losses. The increase in the loan loss provision was partially offset by higher yields earned on the retail portfolio reflecting an increase in average interest earning loan balances. The additional provision for loan losses during 1999 resulted from increased small business and indirect charge-offs and delinquency trends.

Real Estate Operations

     Segment net contribution from real estate operations during the three months ended March 31, 1999 consisted of land sales less operating costs from the Company's wholly owned subsidiary St. Lucie West Holding Corporation and equity earnings from the Company's six real estate joint ventures. Real estate operations segment net contribution during the three months ended March 31, 1998 consisted of a land sale and operating costs from St. Lucie West Holding Corporation.

Investment Banking Operations

                        Investment   banking   operations   were  primarily  the
operations of RBCO. RBCO was acquired on June 30, 1998.



Financial Condition

     The Company's total assets at March 31, 1999 were $4.2 billion compared to $3.8 billion at December 31, 1998. The increase in total assets primarily resulted from increased:

        1) loans held for sale balances due to the purchase of $123 million of residential loans,
        2) securities available for sale resulting from the purchase of REMIC's,
        3) other assets reflecting the receivable generated upon the sale of $63.5 million of mortgage-backed securities that settled in April 1999,
        4)  federal funds sold,
        5)  securities  purchased  under  agreements  to resell, and
        6) interest bearing deposits in other banks.

        The above increases in total assets were partially offset by decreased:

        1) loans receivable resulting from the repayment of consumer indirect automobile loans and purchased residential loans held to maturity, and
        2)  trading   securities  due  to  lower  RBCO  state  and  municipality inventories.

        The Company's total liabilities at March 31, 1999 were $4.0 billion compared to $3.5 billion at December 31, 1998. The increase in total liabilities primarily resulted from increased:

        1) deposit balances reflecting the acquisition of brokered deposits and public funds and an increase in noninterest bearing deposit balances.
        2) securities  sold  under   agreements  to  repurchase  used  to  fund
           securities available for sale growth, and
        3) other liabilities resulting from the purchase of $117 million of REMIC securities that settled in April 1999.


        The above increases in total liabilities were partially offset by decreased:

        1)  advances from FHLB due to maturities,
        2) federal funds purchased resulting from a shift in short term borrowings to securities sold under agreements to repurchase,
        3) advances by borrowers for taxes and insurance reflecting a decline in loans serviced for others balances.


Market Risk

        Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.


Equity Price Risk

         The Company (including RBCO) maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, trading and available for sale securities at March 31, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.


                                         Available         Securities          Total
    Percent              Trading          for Sale          Sold Not          Dollar
   Change in            Securities       Securities           Yet           Change from
  Fair Value            Fair Value       Fair Value        Purchased            0%
  ----------            ----------       ----------        ---------            --
                                 (dollars in thousands)
      20      %    $        20,705 $        24,943 $         1,991 $         7,940
      10      %    $        18,979 $        22,865 $         1,825 $         3,970
       0      %    $        17,254 $        20,786 $         1,659 $             0
     -10      %    $        15,529 $        18,707 $         1,493 $        (3,970)
     -20      %    $        13,803 $        16,629 $         1,327 $        (7,940)


        During 1998, the Company began trading government securities which are generally bought and sold on the same day. In addition, RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.

Interest Rate Risk

         The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the Company's:

          /bullet/             loan portfolio,
          /bullet/             debt securities available for sale,
          /bullet/             investment securities,
          /bullet/             FHLB stock,
          /bullet/             Federal Funds sold,
          /bullet/             deposits,
          /bullet/             advances from FHLB,
          /bullet/             securities sold under agreements to repurchase,
          /bullet/             Federal Funds purchased,
          /bullet/             Subordinated Debentures,
          /bullet/             Trust Preferred Securities,
          /bullet/             off-balance sheet loan commitments, and
          /bullet/             mortgage servicing rights.

         The Company has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $18.9 million at March 31, 1999.

         The model calculates the net potential gains and losses in net portfolio fair value by:

                (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 1999,
                (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
                (iii) the  difference  between the fair value  calculated in (i)
                      and (ii) is the potential gains and losses in net portfolio fair values.

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

         Presented below is an analysis of the Company's interest rate risk at March 31, 1999 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.



                        Net Portfolio
        Changes             Value            Dollar
        in Rate            Amount            Change
        -------            ------            ------
                   (Dollars in thousands)
        +200 bp   $        267,588  $      (123,023)
        +100 bp   $        342,592  $       (48,019)
           0 bp   $        390,611  $             0
       (100) bp   $        364,857  $       (25,754)
       (200) bp   $        319,095  $       (71,516)

         In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

         /bullet/       loan prepayment rates,
         /bullet/       deposit decay rates,
         /bullet/       market values of certain assets under the representative
                        interest rate scenarios, and
         /bullet/       repricing of certain borrowings

         It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which the Company may take in the future.

Liquidity and Capital Resources

        BankAtlantic's primary sources of funds during the first three months of 1999 were from principal collected on loans, securities available for sale and investment securities held to maturity, and sales of securities available for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, and deposit inflows . These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, pay dividends, repay advances from borrowers for taxes and insurance and to purchase FHLB stock, tax certificates, trading securities and securities available for sale and acquire common stock. At March 31, 1999, BankAtlantic met all applicable liquidity and regulatory capital requirements.

        During the three months ended March 31, 1999 the Company opened a $5.0 million money market account with an unrelated financial institution which was pledged to the financial institution upon issuance of an irrevocable standby letter of credit. The letter of credit secures a loan to one of the Company's joint ventures. The money market account is included in interest bearing deposits in other banks in the Company's Consolidated Statement of Financial Condition.

        The Company is currently considering various corporate alternatives concerning its real estate operations conducted through its wholly owned subsidiary BankAtlantic Development Corporation ("BDC"). The Company was originally considering a spin off of BDC to shareholders; however, as a result of potential adverse tax consequences, the Company is now exploring other alternatives, including the possibility of selling a portion of BDC's common stock. Any transaction would be subject to Board of Directors' and regulatory approval.

        The Company's commitments to originate loans at March 31, 1999 were $212.7 million compared to $144.1 million at March 31, 1998. Additionally at March 31, 1998, the Company had commitments to purchase loans and securities available for sale of $26.5 million, and $30.1 million, respectively. The Company did not have commitments to purchase loans and securities available for sale at March 31, 1999. At March 31, 1999, loan commitments were 7.96% of net loans receivable.

        LTI is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At March 31, 1999, the amount of lease payments subject to such recourse provisions was approximately $5.6 million and a $223,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

        At the indicated date BankAtlantic's capital amounts and ratios were:

                                                                                                    To be Well
                                                                      For Capital               Capitalized Under
                                                                        Adequacy                Prompt Corrective
                                           Actual                       Purposes                Action Provisions
                                           ------                       --------                -----------------
                                      Amount      Ratio           Amount         Ratio          Amount        Ratio
                                      ------      -----           ------         -----          ------        -----
(In thousands)
 At March 31, 1999:
 Total risk-based capital        $   338,759     13.36 %   > $   202,833    >    8.00 % >  $   253,542   >   10.00  %
                                                           =                =           =                =
Tier I risk-based capital        $   306,989     12.11 %   > $   101,417    >    4.00 % >  $   152,125   >    6.00  %
                                                           =                =           =                =
Tangible capital                 $   306,989      7.56 %   > $    60,942    >    1.50 % >  $    60,942   >    1.50  %
                                                           =                =           =                =
Core capital                     $   306,989      7.56 %   > $   162,510    >    4.00 % >  $   203,138   >    5.00  %
                                                           =                =           =                =

At December 31, 1998:
Total risk-based capital         $   336,131     13.92 %   > $   193,150    >    8.00 % >  $   241,438   >   10.00  %
                                                           =                =           =                =
Tier I risk-based capital        $   305,860     12.67 %   > $    96,575    >    4.00 % >  $   144,863   >    6.00  %
                                                           =                =           =                =
Tangible capital                 $   305,860      8.48 %   > $    54,111    >    1.50 % >  $    54,111   >    1.50  %
                                                           =                =           =                =
Core capital                     $   305,860      8.48 %   > $   144,297    >    4.00 % >  $   180,371   >    5.00  %
                                                           =                =           =                =


     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

        The Company's wholly owned subsidiary, RBCO, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At March 31, 1999, RBCO's regulatory net capital was approximately $13.5 million, which exceeded minimum net capital rule requirements by $12.5 million.

        RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 1999.


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

        The Company has undertaken various initiatives intended to ensure that computer applications will function properly with respect to dates in the year 2000 and thereafter. The Company has established a year 2000 action plan which was presented to the Board of Directors on December 2, 1997. The action plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's "The Effect of 2000 on Computer Systems". The six phases of the Company's action plan are: (1) Awareness - Define the Year 2000 issues, gain executive level support, establish a project team and develop a strategy which encompasses technology and business issues, (2) Assessment - Assess the size and complexity of the issues and detail the magnitude of the effort necessary to address them, (3) Renovation - Code enhancements, hardware and software upgrades, and system replacements, (4) Validation - Testing of software, system components and connections between systems, (5) Implementation
- Systems should be certified as year 2000 ready by the business users, and (6) Contingency planning determination of strategy to handle the most likely worst case scenarios on year 2000 issues.

        The Company believes that it has completed the awareness and assessment phases of its action plan. Renovation, validation and implementation phases were approximately 95% completed at March 31, 1999 and are scheduled to be 100% completed as of June 30, 1999. The contingency planning phase was 90% completed as of March 31, 1999, and is scheduled to be 100% completed as of June 30, 1999.

        Although the Company expects to meet its action plan schedule, there is no assurance that this timetable will be completed according to schedule.

        The majority of the Company's mission critical information technology system structure ("IT") has been outsourced to third party vendors. The Company's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. The Company has various non-IT systems including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. The above IT and non-IT systems could fail or create erroneous results by or at the year 2000.

        The Company relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. The Company is monitoring the progress of these third party vendors in meeting their year 2000 obligations and is actively involved in the implementation and testing of the modified application programs. The third party vendors completed the update of the application programs during the fourth quarter of 1998 and the Company tested these applications during the first quarter of 1999. Although the Company currently has no indication that its third party vendors will not be able to operate as a result of year 2000 related problems, there is no assurance that these third party vendors will meet their obligations to the Company. Included in the Statement of Operations during the three months ended March 31, 1999 and 1998 were $48,000 and $1,000, respectively, of third party expenses related to the year 2000 action plan. The Company estimates that it will spend approximately $100,000 on year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the year 2000 project.

         Risk factors associated with the year 2000 event include the risk that the Company's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. The Company is currently assessing the probability of these events occurring and has formulated a contingency plan. The Company could also be subjected to year 2000 litigation from customers, borrowers and suppliers as a result of both internal and third party system failures. The Company as part of its action plan has sent brochures to customers, and questionnaires to borrowers and suppliers, and as mentioned above is addressing both IT and non-IT year 2000 issues. Further, the credit quality of the Company's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses. The Company's underwriting and credit policies include consideration of a borrower's potential year 2000 issues. There is no assurance that the Company's borrowers will be able to meet their obligations to the Company if these borrowers experience year 2000 problems.

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




                           BANKATLANTIC BANCORP, INC.





    May 12, 1999                  By:                  /s/Alan B. Levan
                                                 -------------------------
       Date                                            Alan B. Levan
                                                     Chief Executive Officer/
                                                        Chairman/President



    May 12, 1999                 By:                /s/ Frank V. Grieco
    -------------                             -------------------------------
       Date                                              Frank V. Grieco
                                           Senior Executive Vice President,
                                   Principal Financial and   Accounting Officer

                                                                   EXHIBIT 11
Earnings Per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations .

                                                   For the Three Months ended                   For the Three Months ended
     (In thousands, except per share                      March 31, 1999                              March 31, 1998
     -------------------------------                      --------------                              --------------
   data and percentages)                       Class A        Class B       Total          Class A        Class B       Total
Basic Numerator
Actual dividends declared ..............$          711 $          259 $       970    $       599 $         255 $          854
Basic allocation of  undistributed
  earnings from continuing operations ..         5,250          1,951       7,201          2,755         1,237          3,992
                                                 -----          -----       -----          -----         -----          -----
Income from continuing operations ......         5,961          2,210       8,171          3,354         1,492          4,846
Income from discontinued operations ....             0              0           0            281           129            410
                                                     -              -           -            ---           ---            ---
Net income .............................$        5,961 $        2,210 $     8,171    $     3,635 $       1,621 $        5,256
                                        ============== ============== ===========    =========== ============= ==============

Basic Denominator
Weighted average shares outstanding ....    25,342,390     10,359,717                 21,809,903     10,768,956
                                            ==========     ==========                 ==========     ==========
Allocation percentage ..................         72.91 %        27.09 %                    69.02 %        30.98 %
                                                 =====          =====                      =====          =====
Basic earnings per share ...............$         0.24 $         0.21                   $   0.17 $         0.15
                                        ============== ==============                   ======== ==============

Diluted Numerator
Actual dividends declared ..............$          711 $          259 $       970   $        599 $          255 $         854
                                        -------------- -------------- -----------   ------------ -------------- -------------
Basic allocation of  undistributed
  earnings from continuing operations ..         5,250          1,951       7,201          2,755          1,237         3,992
Reallocation of basic undistributed
  earnings due to change in allocation
  percentage ...........................           546           (546)          0            369           (369)             0
                                                   ---           ----           -            ---           ----              -
Diluted allocated undistributed earnings
  from continuing operations ...........         5,796          1,405       7,201          3,124            868          3,992
                                                 -----          -----       -----          -----            ---          -----
Interest expense on convertible debt ...         1,201            291       1,492          1,202            335          1,537
                                                 -----            ---       -----          -----            ---          -----
Dilutive net income from continuing
  operations ...........................         7,708          1,955       9,663          4,925          1,458          6,383
Dilutive net income from discontinued
  operations ...........................             0              0           0            321             89            410
                                                     -              -           -            ---             --            ---
Net income .............................$        7,708 $         1,955 $    9,663  $       5,246      $   1,547 $         6,793
                                        ============== =============== ==========  =============      ========= ===============
Diluted Denominator
Basic weighted average shares
 outstanding ...........................    25,342,390      10,359,717                                21,809,903     10,768,956
Convertible debentures .................    15,542,021               0                                16,314,540              0
Options ................................       319,296         638,182                                   639,910      1,110,754
                                               -------         -------                                   -------      ---------
Diluted weighted average
  shares outstanding ...................    41,203,707      10,997,899                                38,764,353     11,879,710
                                            ==========      ==========                                ==========     ==========
Allocation percentage ..................         80.47%          19.53%                                    78.21%        21.79%
                                                 =====           =====                                     =====         =====
Diluted earnings per share .............$         0.19 $          0.18                                $     0.14   $       0.13
                                        ============== ===============                                ==========   ============
