Form 10-Q
period 1999-06-30
BANKATLANTIC BANCORP INC
filed 1999-08-12
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228

                           BANKATLANTIC BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its Charter)

               Florida                                 65-0507804
               -------                                 ----------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

      1750 East Sunrise Boulevard
      Ft. Lauderdale, Florida                             33304
      ---------------------------                         -----
   (Address of principal executive                     (Zip Code)
               offices)
                                 (954) 760-5000
                                 --------------
              (Registrant's telephone number, including area code)

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

                    YES [X]                      NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                              Outstanding at
                Title of Each Class                           July 21, 1999
                -------------------                           --------------

Class A Common  Stock,  par  value  $0.01 per share            26,069,772
Class B Common Stock, par value $0.01 per share                10,377,190

                                TABLE OF CONTENTS




FINANCIAL INFORMATION .........................................   Page Reference


  Financial Statements ................................................   1-16

    Consolidated Statements of Financial Condition - June 30, 1999
       and 1998 and December 31, 1998 - Unaudited .....................      1


    Consolidated Statements of Operations -  For the Three and Six
       Months Ended June 30, 1999 and 1998 - Unaudited ................    2-3


    Consolidated Statements of Stockholders' Equity and Comprehensive
       Income for the Six Months Ended  June 30, 1999 and 1998 -
       Unaudited ......................................................    4-5


    Consolidated Statements of Cash Flows - For the Six Months Ended
       June 30, 1999 and 1998 - Unaudited .............................    6-8


    Notes to Consolidated Financial Statements - Unaudited ............   9-16


    Management's Discussion and Analysis of Financial Condition and
       Results of Operations ..........................................  17-33

OTHER INFORMATION

     Changes in Securities and Uses of Proceeds .......................     34

     Submission of Matters to Vote of Security Holders ................     34

     Exhibits and Reports on Form 8K ..................................     34

     Signatures .......................................................     35

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                            June 30,   December 31,   June 30,
(In thousands, except share data)                             1999         1998         1998
---------------------------------                          ---------    ---------    ---------
ASSETS
Cash and due from depository institutions .............   $  103,300   $  100,823   $   87,280
Federal Funds sold ....................................          474            0            0
Loans receivable, net .................................    2,404,380    2,466,488    2,501,965
Loans held for sale ...................................      278,092      168,881      211,828
Tax certificates, net, held to maturity, at cost
 which approximates market value ......................       93,315       49,896       64,559
Securities available for sale, at market value ........    1,005,265      599,435      513,550
Trading securities, at market value ...................       20,042       30,005       34,460
Accrued interest receivable ...........................       30,141       27,771       27,533
Real estate held for development and sale and joint
  ventures ............................................       68,706       67,845       42,280
Real estate owned, net ................................        5,399        5,503        5,775
Office properties and equipment, net ..................       56,364       58,090       55,665
Federal Home Loan Bank stock, at cost which
  approximates market value ...........................       45,777       52,230       54,704
Mortgage servicing rights, net ........................        1,132       44,315       48,146
Deferred tax asset, net ...............................       22,581       20,148        6,811
Cost over fair value of net assets acquired, net ......       55,669       55,493       57,765
Other assets ..........................................       58,570       42,052       44,250
                                                           ---------    ---------    ---------
Total assets ..........................................   $4,249,207   $3,788,975   $3,756,571
                                                           =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..............................................   $2,230,301   $1,925,772   $1,812,631
Advances from FHLB ....................................      915,525    1,044,572    1,059,061
Federal Funds purchased ...............................       13,800       18,500       13,600
Securities sold under agreements to repurchase ........      467,360      162,093      202,489
Subordinated debentures, notes and bonds payable ......      183,304      177,114      181,300
Guaranteed preferred beneficial interests in the
  Company's Junior Subordinated Debentures ............       74,750       74,750       74,750
Advances by borrowers for taxes and insurance .........       47,692       62,346       81,472
Other liabilities .....................................       79,887       83,388       76,017
                                                           ---------    ---------    ---------
Total liabilities .....................................    4,012,619    3,548,535    3,501,320
                                                           ---------    ---------    ---------

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares
  authorized:
  none issued and outstanding ........................             0            0            0
Class A Common Stock, $0.01 par value, authorized
  80,000,000 shares; issued and outstanding,
  26,068,691, 26,799,368 and 26,300,906 shares .......           260          268          263
Class B Common Stock, $0.01 par value, authorized
  45,000,000 shares; issued and outstanding,
  10,376,231, 10,356,431 and  10,375,215 shares ......           104          104          104
Additional paid-in capital ...........................       141,243      147,686      145,224
Unearned compensation - restricted stock grants ......        (6,510)      (7,062)      (8,071)
Retained earnings ....................................       111,477       95,818      117,472
                                                          ----------   ----------   ----------
Total stockholders' equity before accumulated other
  comprehensive income ...............................       246,574      236,814      254,992
Accumulated other comprehensive income (loss) - net
  unrealized appreciation (depreciation) on
  securities available for sale - net of
  deferred income taxes..............................        (9,986)        3,626          259
                                                          ----------   ----------   ----------
Total stockholders' equity ...........................      236,588       240,440      255,251
                                                          ----------   ----------   ----------
Total liabilities and stockholders' equity ...........   $4,249,207    $3,788,975   $3,756,571
                                                          =========     =========    =========

           See Notes to Consolidated Financial Statements - Unaudited

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                    For the Three Months      For the Six Months
(In thousands, except share data)                       Ended June 30,          Ended June 30,
---------------------------------                   --------------------     --------------------
Interest income:                                      1999        1998         1999        1998
----------------                                     ------      ------       -------     -------
Interest and fees on loans and leases ...........   $55,369     $55,207      $108,933    $102,527
Interest on banker's acceptances ................       200         383           389         871
Interest and dividends on securities available
  for sale ......................................    14,618       7,385        24,671      17,372
Interest and dividends on investment securities
  held to maturity and trading securities .......     3,344       2,231         5,950       4,455
                                                     ------      ------       -------     -------
Total interest income ...........................    73,531      65,206       139,943     125,225
                                                     ------      ------       -------     -------
Interest expense:
Interest on deposits ............................    20,529      16,606        37,120      32,973
Interest on advances from FHLB ..................    13,337      13,760        26,834      24,472
Interest on securities sold under agreements
  to repurchase and federal funds purchased .....     4,353       3,496         8,397       6,814
Interest on subordinated debentures, guaranteed
  preferred interest in the Company's Junior
  Subordinated Debentures and notes and bonds
  payable .......................................     4,912       4,850         9,699       9,789
Capitalized interest on investments in and
  advances to real estate joint ventures ........      (157)       (218)         (332)       (218)
                                                     ------      ------       -------     -------
Total interest expense ..........................    42,974      38,494        81,718      73,830
                                                     ------      ------       -------     -------
Net interest income .............................    30,557      26,712        58,225      51,395
Provision for loan losses .......................     5,669       3,371        10,833       6,778
                                                     ------      ------       -------     -------
Net interest income after provision for loan
  losses ........................................    24,888      23,341        47,392      44,617
                                                     ------      ------       -------     -------
Non-interest income:
Loan late fees and other loan income ............     1,359       1,211         2,489       2,110
Gains on sales of loans held for sale ...........       234       1,084           867       2,831
Gains (losses) on sales of property and equipment     1,459          (1)        1,459          (3)
Gains on sales of securities available for sale .       839         473         1,418       2,193
Trading securities gains (losses) ...............        15         532           (54)        703
Gains on sales of real estate held for sale .....     1,720       5,159         5,387       5,259
Equity in earnings (losses) of unconsolidated
  real estate joint ventures ....................      (418)          0         1,310           0
Principal transactions - RBCO ...................     1,704           0         4,704           0
Investment banking - RBCO .......................     1,223           0         4,340           0
Commissions - RBCO ..............................     3,331           0         6,007           0
Transaction fees ................................     3,428       3,040         7,019       5,640
ATM fees ........................................     2,504       1,590         4,703       2,887
Other ...........................................     1,280       1,224         2,498       2,047
                                                     ------      ------       -------     -------
Total non-interest income .......................    18,678      14,312        42,147      23,667
                                                     ------      ------       -------     -------
Non-interest expense:
Employee compensation/benefits excluding
  RBCO and real estate operations ...............     9,034      11,197        18,675      22,024
Employee compensation/benefits for RBCO .........     6,481           0        12,931           0
Employee compensation/benefits for real
  estate operations .............................       236         198           388         363
Occupancy and equipment .........................     6,001       5,164        11,675      10,011
Federal insurance premium .......................       267         258           540         520
Advertising and promotion .......................       937       1,868         1,693       2,502
Foreclosed asset activity, net ..................    (1,355)        125        (1,265)        (46)
Amortization of cost over fair value of
  net assets acquired ...........................       986         701         1,969       1,360
Other excluding RBCO and real estate
  operations ....................................     3,907       5,376         9,389      10,252
Other for RBCO ..................................     2,006           0         3,982           0
Other for real estate operations ................     1,164         999         1,982       1,879
                                                     ------      ------       -------     -------
Total non-interest expense ......................    29,664      25,886        61,959      48,865
                                                     ------      ------       -------     -------
Income before income taxes and discontinued
  operations ....................................    13,902      11,767        27,580      19,419
Provision for income taxes ......................     5,273       4,748        10,780       7,553
                                                     ------      ------       -------     -------
Income from continuing operations ...............     8,629       7,019        16,800      11,866
Income from discontinued operations, net of
  taxes .........................................       801        (628)          801        (219)
                                                     ------      ------       -------     -------
Net Income ......................................   $ 9,430    $  6,391      $ 17,601    $ 11,647
                                                     ======     =======       =======     =======

     See Notes to Consolidated Financial Statements - Unaudited (Continued)


                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                        For the Three Months           For the Six Months
                                           Ended June 30,                Ended June 30,
                                     -------------------------      ------------------------
                                        1999           1998           1999           1998
                                     ----------     ----------      ---------     ----------

Class A common shares
Basic earnings per share from
  continuing operations .........   $      0.25    $      0.22    $      0.49    $      0.37
Basic earnings per share from
  discontinued operations .......          0.02          (0.02)          0.02           0.00
                                     ----------     ----------      ---------     ----------
Basic earnings per share ........   $      0.27    $      0.20    $      0.51    $      0.37
                                     ==========     ==========     ==========     ==========

Diluted earnings per share from
  continuing operations .........   $      0.20    $      0.17    $      0.38    $      0.30
Diluted earnings per share from
  discontinued operations .......          0.01          (0.01)          0.02          (0.01)
                                     ----------     ----------      ---------     ----------
Diluted earnings  per share .....   $      0.21    $      0.16    $      0.40    $      0.29
                                     ==========     ==========     ==========     ==========

Basic weighted average number
  of common shares outstanding ..    25,070,081     22,724,683     25,205,483     22,269,820
                                     ==========     ==========     ==========     ==========
Diluted weighted average number
  of common and common equivalent
  shares outstanding ............    40,892,440     39,320,600     41,048,616     39,039,828
                                     ==========     ==========     ==========     ==========
Class B common shares
Basic earnings per share from
  continuing operations .........   $      0.23    $      0.20    $      0.44    $      0.33
Basic earnings per share from
  discontinued operations .......          0.02          (0.02)          0.02           0.00
                                     ----------     ----------      ---------     ----------
Basic earnings per share ........   $      0.25    $      0.18    $      0.46    $      0.33
                                     ==========     ==========     ==========     ==========
Diluted earnings per share from
  continuing operations .........   $      0.19    $      0.17    $      0.36    $      0.28
Diluted earnings per share from
  discontinued operations .......          0.01          (0.01)          0.02           0.00
                                     ----------     ----------      ---------     ----------
Diluted earnings per share ......   $      0.20    $      0.16    $      0.38    $      0.28
                                     ==========     ==========     ==========     ==========
Basic weighted average number of
  common shares outstanding .....    10,363,216     10,425,815     10,361,476     10,596,437
                                     ==========     ==========     ==========     ==========
Diluted weighted average number
  of common and common equivalent
  shares outstanding ............    10,981,844     11,384,648     10,990,427     11,630,834
                                     ==========     ==========     ==========     ==========

           See Notes to Consolidated Financial Statements - Unaudited


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                                                 Net
                                                                                                 Unearned     Unrealized
                                                                                                  Compen-      Appreci-
                                                                        Addi-                     sation       ation on
                                                Compre-                 tional                  Restricted    Securities
                                                hensive     Common     Paid-in     Retained        Stock      Available
(In thousands)                                  Income      Stock      Capital     Earnings       Grants      For Sale      Total
                                                -------     ------     -------     --------     ----------    ----------   -------

BALANCE, DECEMBER 31, 1997 .................               $   322    $ 98,475    $ 107,650    $        0    $      724   $207,171

 Net income ................................   $ 11,647          0           0       11,647             0             0     11,647
                                                -------
 Other comprehensive income (loss),
  net of tax:
   Unrealized gains on securities
    available for sale .....................        225
   Reclassification adjustment for gains
    and (losses) included in net income ....       (690)
 Other comprehensive loss ..................       (465)
                                                -------
Comprehensive income .......................   $ 11,182
                                               ========
Dividends on Class A common stock ..........                     0           0       (1,318)            0             0     (1,318)
Dividends on Class B common stock ..........                     0           0         (507)            0             0       (507)
Exercise of Class A common stock options ...                     0         156            0             0             0        156
Exercise of Class B common stock options ...                     4       1,322            0             0             0      1,326
Tax effect relating to the exercise of stock
   options .................................                     0         676            0             0             0        676
Purchase and  retirement of Class B
   common stock ............................                    (7)    (10,640)           0             0             0    (10,647)
Issuance of Class A common stock for
   acquisitions ............................                    43      42,391            0             0             0     42,434
Issuance of Class A common stock options
   upon acquisition of RBCO ................                     0       1,582            0             0             0      1,582
Issuance of Class A common stock upon
 conversion of subordinated debentures, net                      5       3,191            0             0             0      3,196
Unearned compensation retention  pool ......                     0       8,071            0        (8,071)            0          0
Net change in unrealized depreciation on
 securities available for sale-net of
 deferred income taxes .....................                     0           0            0             0          (465)      (465)
                                                            ------     -------     --------     ---------     ---------    -------
BALANCE, JUNE 30, 1998 .....................               $   367    $145,224    $ 117,472    $  (8,071)    $      259   $255,251
                                                            ======     =======     ========     =========     =========    =======


     See Notes to Consolidated Financial Statements - Unaudited (Continued)


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Continued)


                                                                                                              Net
                                                                                                           Unrealized
                                                                                              Unearned    Appreciation
                                                                                               Compen-   (Depreciation)
                                                                     Addi-                     sation          on
                                             Compre-                 tional                  Restricted    Securities
                                             hensive     Common     Paid-in     Retained        Stock      Available
(In thousands)                               Income      Stock      Capital     Earnings       Grants       For Sale      Total
                                             -------     ------     -------     --------     ----------    ----------    -------
BALANCE, DECEMBER 31, 1998 ..............               $   372    $147,686    $  95,818    $    (7,062)  $     3,626   $240,440

  Net income ............................   $ 17,601          0           0       17,601              0             0     17,601
                                             -------
  Other comprehensive income (loss),
   net of tax:
    Unrealized losses on securities
     available for sale .................    (14,323)
    Reclassification adjustment for gains
     and (losses) included in net income         711
                                             -------
  Other comprehensive loss ..............    (13,612)
                                             -------
Comprehensive income ....................   $  3,989
                                             =======


Dividends on Class A common stock .......                     0           0       (1,424)             0             0     (1,424)
Dividends on Class B common stock .......                     0           0         (518)             0             0       (518)
Fair value of stock options granted to
 non-employees ..........................                     0          69            0              0             0         69
Exercise of Class A common stock options                      0         206            0              0             0        206
Exercise of Class B common stock options                      0          77            0              0             0         77
Tax effect relating to the exercise of
  stock options .........................                     0          45            0              0             0         45
Issuance of restricted Class A common
  stock for acquisitions ................                     2       1,082            0              0             0      1,084
Purchase and retirement of Class A
  common stock ..........................                   (10)     (8,384)           0              0             0     (8,394)
Forfeited Class A restricted common stock                     0         (89)           0             89             0          0
Unearned compensation - restricted stock
  grants ................................                     0         551            0           (551)            0          0
Amortization of unearned compensation ...
  restricted stock grants ...............                     0           0            0          1,014             0      1,014
Net change in unrealized depreciation on
  securities available for sale-net of
  deferred income taxes .................                     0           0            0              0       (13,612)   (13,612)
                                                         -------    -------     --------     ----------     ---------    -------
BALANCE, JUNE 30, 1999 ..................               $   364    $141,243    $ 111,477    $    (6,510)   $   (9,986)  $236,588
                                                         ======     =======     ========     ==========     =========    =======

           See Notes to Consolidated Financial Statements - Unaudited

                                      -5-

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                     For the Six Months
(In thousands, except share data)                     Ended June 30,
                                                   ---------------------
Operating activities:                                1999         1998
                                                   --------     -------
Income from continuing operations ..............  $  16,800    $ 11,866
Income (loss) from discontinued operations .....        801        (219)
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
Provision for loan losses ......................     10,833       6,778
Provision for losses on real estate owned ......        131         475
Depreciation, amortization and accretion, net ..     13,989      15,398
Gains on sales of mortgage servicing rights ....          0      (2,400)
Decrease (increase) in deferred tax asset, net .      6,163      (2,858)
Trading account (gains) losses .................         54        (703)
Purchases of trading securities ................        (30)     (1,621)
Proceeds from sales of trading securities ......        (54)      1,753
Decrease in trading securities owned at market
 - RBCO ........................................      9,993           0
Gains on sales of real estate owned ............     (1,617)       (915)
Gains on sales of real estate held for
 development and sale ..........................     (5,387)     (5,259)
Gains on sales of securities available for sale      (1,418)     (2,193)
Gains on sales of property and equipment .......     (1,459)         (3)
Proceeds from sales of loans held for sale .....     87,633     144,741
Fundings of loans held for sale ................    (30,337)    (75,208)
Loans purchased, classified as held for sale ...   (161,448)          0
Gains on sales of loans held for sale ..........       (867)     (2,831)
Provision for (recovery from) tax certificate
 losses ........................................        193         (59)
Increase in accrued interest receivable ........     (2,370)     (4,909)
Decrease in other assets .......................      9,152       1,514
Equity in earnings of unconsolidated real
 estate joint ventures .........................     (1,310)          0
Increase (decrease) in other liabilities .......     (2,941)     19,838
                                                   --------     -------

Net cash provided (used) by operating activities  $ (53,496)   $103,185
                                                   ========     =======


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (Continued)

                                                            For the Six Months
(In thousands, except share data)                             Ended June 30,
---------------------------------                        ----------------------
                                                           1999         1998
Investing activities:                                    -------     ----------
Proceeds from redemption and maturities of
  tax certificates ...............................        24,470         29,277
Purchase of tax certificates .....................       (68,082)       (38,564)
Proceeds from sales of securities available
 for sale ........................................       139,899        390,283
Principal collected on securities available
 for sale ........................................       112,320         69,416
Purchases of securities available for sale .......      (680,173)      (365,390)
Proceeds from sales of FHLB stock ................        12,678              0
FHLB stock acquired ..............................        (6,225)       (19,817)
Principal reduction on loans .....................       775,188        676,159
Loan fundings for portfolio ......................      (630,712)      (519,690)
Loans purchased for portfolio ....................       (58,552)    (1,022,314)
Proceeds from maturities of banker's acceptances .         7,838        210,459
Purchases of banker's acceptances ................       (15,370)       (94,445)
Proceeds from sales of banker's acceptances ......             0         41,877
Additions to dealer reserve ......................             0         (4,682)
Proceeds from sales of real estate owned .........         8,078          5,272
REO acquired in connection with bulk
  residential loan purchases .....................        (2,678)             0
Mortgage servicing rights acquired ...............          (897)       (36,641)
Proceeds from sales of mortgage servicing
  rights .........................................        12,377         16,145
Cost of equipment acquired for lease .............       (15,547)        (9,473)
Additions to office property and equipment .......        (2,723)        (4,546)
Proceeds from sales of property and
  equipment ......................................         2,416              3
Investment in and advances to joint
  ventures, net ..................................       (14,373)       (20,551)
Proceeds from sales of real estate held
  for development and sale .......................         7,133          9,536
Additional investment in real estate
  held for development and sale ..................        (1,025)        (4,443)
Acquisition, net of cash acquired ................        (1,221)           433
                                                        --------     ----------
Net cash used in investing activities ............      (395,181)      (691,696)
                                                        --------     ----------
Financing activities:
Net increase  in deposits ........................       278,302         21,393
Interest credited to deposits ....................        26,227         27,505
Repayments of FHLB advances ......................      (458,047)      (380,646)
Proceeds from FHLB advances ......................       329,000        742,000
Net increase in securities sold under
  agreements to repurchase .......................       305,267        143,773
Net increase (decrease) in federal
  funds purchased ................................        (4,700)        11,100
Repayment of notes payable .......................        (1,571)        (6,522)
Increase in notes payable ........................         1,812          3,162
Issuance of common stock relating to
  exercise of employee stock options .............           283          1,482
Issuance of common stock options to
  non-employees ...................................            69              0
Payments to acquire and retire common
  stock ..........................................        (8,394)       (10,647)
Receipts (repayments) of advances by
  borrowers for taxes and insurance ..............       (14,654)        42,075
Common stock dividends paid ......................        (1,966)        (1,671)
                                                        --------     ----------
Net cash provided  by financing activities .......       451,628        593,004
                                                        --------     ----------
Increase in cash and cash equivalents ............         2,951          4,493
Cash and cash equivalents at beginning
  of period ......................................       100,823         82,787
                                                        --------     ----------
Cash and cash equivalents at end of period .......     $ 103,774    $    87,280
                                                        ========     ==========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (CONTINUED)

                                                         For the Six Months
                                                           Ended June 30,
                                                        -------------------
                                                         1999        1998
                                                        -------     -------
Supplementary disclosure and non-cash investing
  and financing activities:
Interest paid on borrowings and deposits ......        $ 77,479    $ 69,863
Income taxes paid .............................           5,000       5,416
Loans transferred to real estate owned ........           4,518       3,079
Purchased residential loans held for investment
  transferred to held for sale ................               0     108,465
Issuance of Class A common stock upon
  acquisitions ................................           1,084      42,343
Issuance of  Class A common stock upon
  conversion of subordinated debentures .......               0       3,196
Decrease in deferred offering costs upon
  conversion of subordinated debentures .......               0         117
Decrease in subordinated debentures upon
  conversion to Class A common stock ..........               0      (3,313)
Loan charge-offs ..............................          12,669       7,072
Tax certificate recoveries, net ...............             377         262
Change in proceeds receivable from sales of
  mortgage servicing rights ...................          20,991       5,942
Class A common stock dividends; not paid
  until July ..................................             713         719
Class B common stock dividends; not paid
  until July ..................................             259         252
Increase in equity for the tax effect related
  to the exercise of employee stock options ...              45         676
Change in net unrealized depreciation
  on securities available for sale ............         (22,208)       (756)
Change in deferred taxes on net unrealized
  depreciation on securities available
  for sale ....................................          (8,596)       (291)
Change in stockholders' equity from net
  unrealized depreciation on securities
  available for sale, less related
  deferred income taxes .......................         (13,612)       (465)
Loans to joint ventures transferred to
  loans receivable ............................          20,758           0
Increase in real estate held for development
  and sale resulting from roadway improvement
  development bond ............................           5,949           0
Increase in real estate held for development
  and sale resulting from St. Lucie West
  Holding Company ("SLWHC") purchase
  accounting adjustments ......................               0       1,502
Decrease in other assets resulting from
  SLWHC purchase accounting adjustments .......               0      (1,502)
                                                        =======     =======

           See Notes to Consolidated Financial Statements - Unaudited

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities. The Company's primary activities have related to the operations of BankAtlantic, RBCO and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 1999 and 1998, the consolidated results of operations for the three and six months ended June 30, 1999 and 1998, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months ended June 30, 1999 and 1998. Such adjustments consisted only of normal recurring items. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1998 and the March 31, 1999 Form 10Q.

2.  Common stock dividend

     On July 21, 1999, the Company's Board of Directors approved a 15% common stock dividend, payable in Class A common stock to both Class A and Class B common shareholders of record at the close of business on August 16, 1999. The distribution date of this common stock dividend is August 26, 1999. Except as noted immediately below, amounts in this Form 10Q have not been restated to reflect the 15% common stock dividend.

     The following tables provide information which reflects the retroactive effect the stock dividend will have on reported earnings per share when such dividend is paid:

                                       For the Three Months      For the Six Months
                                          Ended June 30,           Ended June 30,
                                      ----------------------   -----------------------
                                         1999        1998         1999         1998
                                      ---------    ---------   ----------   ----------
Class A common shares
Basic earnings per share from
  continuing operations .........   $      0.22  $      0.19  $      0.42  $      0.32
Basic earnings per share from
  discontinued operations .......          0.02        (0.02)        0.02         0.00
                                     ----------   ----------   ----------   ----------
Basic earnings per share ........   $      0.24  $      0.17  $      0.44  $      0.32
                                     ==========   ==========   ==========   ==========
Diluted earnings per share from
  continuing operations .........   $      0.17  $      0.15  $      0.33  $      0.26
Diluted earnings per share from
  discontinued operations .......          0.01        (0.01)        0.02        (0.01)
                                     ----------   ----------   ----------   ----------
Diluted earnings per share ......   $      0.18  $      0.14  $      0.35  $      0.25
                                     ==========   ==========   ==========   ==========

Basic weighted average number
  of common shares outstanding ..    30,385,075   27,697,257   30,540,527   27,199,759
                                     ==========   ==========   ==========   ==========
Diluted weighted average number
  of common and common equivalent
  shares outstanding ............    48,580,788   46,782,562   48,760,130   46,485,268
                                     ==========   ==========   ==========   ==========
Class A common shares outstanding    31,535,429   31,802,324   31,535,429   31,802,324
                                     ==========   ==========   ==========   ==========

                                        For the Three Months        For the Six Months
                                          Ended June 30,              Ended June 30,
                                      -----------------------    -----------------------
                                         1999         1998          1999         1998
                                      ---------    ----------    ----------   ----------
Class B common shares
Basic earnings per share from
  continuing operations .........   $     0.17    $      0.17   $      0.39  $      0.30
Basic earnings per share from
  discontinued operations .......         0.01          (0.01)         0.02        (0.01)
                                     ---------     ----------    ----------   ----------
Basic earnings per share ........   $     0.18    $      0.16   $      0.41  $      0.29
                                     ==========    ==========    ==========   ==========
Diluted earnings per share from
  continuing operations .........   $     0.17$   $      0.14   $      0.32  $      0.25
Diluted earnings per share from
  discontinued operations .......         0.01          (0.01)         0.01         0.00
                                     ---------     ----------    ----------   ----------
Diluted earnings per share ......   $     0.18$   $      0.13   $     0.33   $      0.25
                                     ==========    ==========    ==========   ==========
Basic weighted average number
  of common shares outstanding ..    10,363,216    10,425,815    10,361,476   10,596,437
                                     ==========    ==========    ==========   ==========
Diluted weighted average number
  of common and common equivalent
  shares outstanding ............    11,074,638    11,528,473    11,084,770   11,785,994
                                     ==========    ==========    ==========   ==========
Class B common shares outstanding    10,376,231    10,375,215    10,376,231   10,375,215
                                     ==========    ==========    ==========   ==========

3.  Equity Capital

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws.

     During the six months ended June 30, 1999, 35,612 and 19,800 of Class A and Class B incentive and nonqualifying stock options, respectively, were exercised resulting in a $328,000 increase in stockholders' equity. The tax effect included in the preceding amount was $45,000. During the six months ended June 30, 1998, 10,989 and 429,799 of Class A and Class B stock options, respectively, were exercised resulting in a $2.2 million increase in stockholders' equity. The tax effect included in the preceding amount was $676,000.

     On April 6, 1999, the Board of Directors granted, pursuant to the BankAtlantic Bancorp 1996 stock option plan, incentive stock options and nonqualifying stock options to purchase 361,458 shares and 145,792 shares, respectively, of Class A common stock with an exercise price of $7.125 to all officers of BankAtlantic. The options vest in five years and expire ten years after the grant date. Additionally, on April 6, 1999, the Board of Directors granted nonqualifying stock options to purchase 10,000 shares of Class A common stock to employees of the Abdo Companies and nonqualifying stock options to purchase 20,000 shares of Class A common stock to outside Directors. The options vested on the grant date and expire ten years from the date of grant. Included in other expense during the three and six months ended June 30, 1999 was $69,000 of consulting expense representing the fair value of the stock options granted to the Abdo Companies.

     On April 6, 1999, the Board of Directors granted, pursuant to the BankAtlantic Bancorp 1999 nonqualifying stock option plan, nonqualifying stock options to purchase 26,000 shares of Class A common stock with an exercise price of $7.125 to selected employees of BankAtlantic. The options vest in five years and expire ten years after the grant date.

     On April 6, 1999, the Board of Directors granted, pursuant to the BankAtlantic Bancorp 1998 stock option plan, incentive stock options and nonqualifying stock options to purchase 190,035 shares and 15,965 shares of Class A common stock with an exercise price of $7.125 to certain employees of RBCO. The options vest in five years and expire ten years after the grant date.

     On June 28, 1999, RBCO acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 137,344 shares of restricted Class A common stock and $875,000 of cash. The Company also accrued $57,000 of acquisition costs. The assets of Southeast Research Partners primarily consisted of fixed assets with a fair value of $160,000. The goodwill from the acquisition, approximately $1.7 million, is tax deductible and will be amortized over its estimated useful life of 15 years. Furthermore, pursuant to the Southeast Research Partners acquisition agreement, 41,950 shares of restricted Class A common stock were placed in an incentive retention pool for the benefit of certain employees of Southeast Research Partners. The restricted stock has a three year vesting period from the date of acquisition. All the restricted shares issued in connection with the acquisition were issued under the BankAtlantic Bancorp - Ryan Beck restricted stock incentive plan.

Also, pursuant to the acquisition agreement, certain employees of Southeast Research Partners, as employees of RBCO, received options under the BankAtlantic Bancorp 1998 stock option plan to purchase 35,000 shares of Class A common stock with an exercise price of $7.25. The options vest in five years and expire ten years from the date of grant. Southeast Research Partners will be operated as a division of RBCO.

     The exercise price for all of the above option grants was equal to the market value of the underlying common stock at the date of grant.

     On June 1, 1999, pursuant to the February 1998 acquisition agreement to which RBCO acquired Cumberland Advisors, the Company issued 35,625 shares of Class A common stock and made a cash payment of $266,000 to the former Cumberland Advisors partners. Such additional consideration was considered an adjustment to the purchase price of Cumberland Advisors and not compensation for services subsequent to the acquisition date. The Class A common stock is subject to restrictions prohibiting transfers for two years.

     The following table sets forth the activity of all outstanding options and restricted stock issued under the Company's benefit plans:

                                        Outstanding    Outstanding   Restricted
                                          Options        Options        Stock
                                          Class B        Class A       Class A
                                        -----------    -----------   ---------
Outstanding at December 31, 1998 .....    1,639,636      2,185,765     683,362
Issued in connection with acquisitions            0         35,000     179,294
Granted ..............................            0      1,276,750      29,356
Exercised or vested ..................      (19,800)       (35,612)     (3,974)
Canceled .............................       (3,824)      (121,433)    (10,098)
                                         ----------    -----------     -------
Outstanding at June 30, 1999 .........    1,616,012      3,340,470     877,940
                                         ==========    ===========     =======
Exercisable at June 30, 1999 .........    1,015,171        291,551
                                         ==========    ===========
Exercise price per share outstanding .  $3.90-$4.00   $5.26-$14.06
                                         ==========   ============

4.  Sales of  Financial Assets

     The book value of securities sold from the securities available for sale portfolio was as follows (in thousands):

                                             For the Three Months    For the Six Months
                                                Ended June 30,         Ended June 30,
                                             --------------------    -------------------
                                               1999         1998      1999        1998
                                             -------      -------    -------    --------
7 year balloon mortgage-backed securities   $      0     $ 44,873   $      0   $ 121,232
5 year balloon mortgage-backed securities          0            0          0      27,151
U.S. treasury notes .....................          0        4,980          0       4,980
Federal agency obligations ..............          0        9,977          0       9,977
                                             -------      -------    -------    --------
Total fixed rate securities .............          0       59,830          0     163,340
                                             -------      -------    -------    --------
5-1 adjustable rate mortgage-backed
  securities ............................     78,240            0    138,481     121,447
3-1 adjustable rate mortgage-backed
  securities ............................          0            0          0     103,183
Marketable equity securities ............          0          120          0         120
                                             -------      -------    -------    --------
Total ...................................   $ 78,240     $ 59,950   $138,481   $ 388,090
                                             =======      =======    =======    ========
Gains on sales ..........................   $    839     $    473   $  1,418   $   2,193
                                             =======      =======    =======    ========

     During the three months ended June 30, 1999 the Company sold $23.9 million and $457,000 of loans originated for resale and leases for gains of $197,000 and $37,000, respectively. During the six months ended June 30, 1999 the Company sold $65.0 million of loans originated for resale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for gains of $693,000, $60,000 and $114,000, respectively. During the three and six months ended June 30, 1998, the Company sold $48.0 million and $141.9 million of loans held for sale for gains of $1.1 million and $2.8 million, respectively. During the three and six months ended June 30,

1998 the Company transferred $58.1 million and $108.5 million of purchased loans from held for investment to held for sale. As part of its normal operations from 1996 through the latter part of 1998, the Company purchased bulk residential loans to be held for investment. These bulk purchased loans are continually evaluated and such evaluations may result in transfers from the held for investment category to the held for sale category. Such transfers, if any, have not and are not normally expected to exceed 10% of the average annual balance of the portfolio.

5.  Trading Securities

     During the three and six months ended June 30, 1999, the Company realized a $15,000 gain and a $54,000 loss, respectively, on securities trading. During the three months ended June 30, 1999, the Company's securities trading activities were expanded beyond trading in government securities, to include trading in options and future contracts on Eurodollar time deposits that settle in three months or less. Eurodollar time deposits are indexed to the LIBOR interest rate. The Company did not have such activities during the three and six months ended June 30, 1998. During the six months ended June 30, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain on the date of transfer. The unrealized and realized gains on the trading securities for the six months ended June 30, 1998 were $532,000 and $703,000, respectively. The RBCO gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and six months ended June 30, 1999, RBCO realized net gains from principal transactions of $1.7 million and $4.7 million, respectively. Furthermore, included in other liabilities was $4.2 million of securities sold not yet purchased relating to RBCO trading activity.

     The Company's trading securities consist of the following (in thousands):

                                 June 30,    December 31,
                                   1999         1998
                                 -------     -----------
Debt obligations:
  States and municipalities ..   $10,690       $18,476
  Corporations ...............     1,115           615
  U.S. Government and agencies       341           172
Corporate equities ...........     7,866        10,448
Option and future contracts ..        30             0
Other ........................         0           294
                                  ------        ------
                                 $20,042       $30,005
                                  ======        ======

6.  Real Estate Held for Development and Sale and Joint Venture Activities

     In October 1997, the Company acquired St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County Florida. During the three and six months ended June 30, 1999, SLWHC land sales resulted in gains of $1.7 million and $5.4 million, respectively, compared to gains of $5.2 million and $5.3 million during the same 1998 periods. Since the third quarter of 1997 the Company has entered into six joint venture partnerships with developers to develop residential, multi-family and commercial non-residential properties. During the three and six months ended June 30, 1999 the Company recorded equity in earnings (losses) from these joint ventures of ($418,000) and $1.3 million, respectively. In March 1999, one of the Company's real estate joint ventures closed on a land sale to an unrelated developer resulting in the Company recognizing a $1.7 million gain. Additionally, during the six months ended June 30, 1999, the Company relinquished its potential equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. Included in investment in real estate held for development and sale and joint ventures at June 30, 1999 was $33.9 million of SLWHC land, $3.5 million of equity investments in real estate joint ventures, $28.9 million of advances to real estate joint ventures and $2.4 million of investments and advances to a broker/dealer joint venture partner compared to $27.8 million of SLWHC land, $7.3 million of equity investments in real estate joint ventures, $30.7 million of advances to real estate joint ventures and $2.0 million of investments and advances to a broker/dealer joint venture partner at December 31, 1998. During the three and six months ended June 30,

1999, the Company capitalized $157,000 and $332,000 of interest expense in connection with investments and advances to real estate joint ventures and deferred $251,000 and $475,000 of interest income associated with loans to joint ventures. Included in other expenses in the Company's Statement of Operations during the three and six months ended June 30, 1999 was $150,000 and $300,000 of consulting fees paid to the Abdo Companies, an affiliate of the Company.

7.   Comprehensive   Income

     The income tax provision relating to the comprehensive income reclassification adjustment in the statement of stockholders' equity for the six months ended June 30, 1999 was $442,000 compared to a tax benefit at June 30, 1998 of $434,000.

8.  Discontinued Operations, Restructuring Charges and Other Write-downs

     During December 1998, the Company commenced a restructuring of its operations and established a restructuring liability. The table below summarizes amounts paid associated with the restructuring liability during the six months ended June 30, 1999.

                                                 Amount Paid
                                                       or
                                      Initial   Written Down     Ending
Type of Restructuring Charge          Amount    During Period    Balance
----------------------------          -------   -------------    -------
Employee severance and benefits       $ 1,000     $ (1,000)      $    0
Impairment of assets due to
  facility closures ...........         1,085         (611)         474
Provision for lease contracts
  on closed branches ..........           247          (97)         150
Other .........................           233         (233)           0
                                       ------      -------        -----
  Total restructuring charges .       $ 2,565     $ (1,941)      $  624
                                       ======      =======        =====

     There were no adjustments to the restructuring liability during the three and six months ended June 30, 1999.

Discontinued Operations
-----------------------

     At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). Substantially all of the assets were sold during the second quarter of 1999. The Company's plan to exit the MSB included: (1) selling the mortgage servicing rights ("MSR") to unrelated third parties; (2) terminating 70 full-time employees and (3) terminating contracts associated with the MSB operations. The MSB had total assets of $28.9 million and total liabilities of $58.5 million at June 30, 1999. The assets primarily consist of receivables from the sale of MSR. The liabilities are primarily advances by borrowers for taxes and insurance and collections of principal and interest payments due to investors. During the three and six months ended June 30, 1999, the Company recognized a $801,000 gain net of taxes from discontinued operations.

     Activity in the allowance established for exiting the MSB and the operating activity from the measurement date (December 31, 1998) through June 30, 1999 is as follows (in thousands):

                                    Balance at    Amounts                  Balance at
                                   December 31,     Paid/                   June 30,
                                       1998      Write downs  Adjustments    1999
                                   ------------  -----------  -----------  ----------
Employee severance and benefits      $   925       $    0       $     0      $  925
Provision for servicing contract
  cancellation .................         900          725           175           0
Fixed asset write-downs ........         430           70             0         360
Estimated cost to sell MSR .....       3,600          619           (74)      3,055
Anticipated loss from operations
  through disposal date ........       4,145          812         1,189       2,144
                                      ------       ------        ------      ------
 Total .........................     $10,000      $ 2,226       $ 1,290     $ 6,484
                                     =======       ======        ======      ======

     The final costs of exiting the MSB are estimates and are subject to change based on completeness of underlying loan documents, transferability issues and the amount of time necessary to complete the exit plan. During the six months ended June 30, 1999 the MSB anticipated loss from operations was adjusted to reflect slower loan repayment speeds than projected, higher than anticipated servicing contract fees, and higher than projected disposal costs. The Company settled the sale of its servicing portfolio on July 8, 1999 and the majority of servicing personnel left the Company on July 31, 1999. The operations of the MSB and all costs associated with the sale of the MSR are anticipated to be significantly completed by December 31, 1999. Changes in estimates will be accounted for prospectively.

9.  Segment Reporting

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

     The following summarizes the aggregation of the Company's operating segments into reportable segments:

 Reportable Segment                     Operating Segments Aggregated
 ------------------                     -----------------------------

 Bank Investment Operations -          Investment Division, Tax Certificate
   Other                               Department,  Government Trading, Equity
                                       Portfolio

 Bank Investment Operations -          Real Estate Capital Services, Capital
   Wholesale Residential               Markets


 Bank Loan Operations -                Commercial Lending, Syndications, BA
   Commercial                          Factors, Inc.

 Bank Loan Operations -                Residential  Lending,  CRA Lending,
   Retail                              BankAtlantic  Mortgage,  Indirect
                                       and Direct Consumer Lending, Small
                                       Business  Lending,  International
                                       and Trade Finance, Lease financing

Real Estate Operations                 BankAtlantic Development Corp. (includes
                                       SLWHC and real estate joint ventures)

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

     The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three months ended June 30, 1999 and 1998:

                                     Bank Investment             Bank Loan
                                        Operations               Operations
                                ------------------------    ---------------------
                                                                                                   Investment
                                              Wholesale                              Real Estate     Banking       Segment
(in thousands)                   Other       Residential    Commercial    Retail     Operations    Operations       Total
--------------                  ---------    -----------    ----------    -------    -----------    ----------    ----------
JUNE 30, 1999
Interest income ............   $   17,213    $   22,060     $  19,815    $ 13,725      $   378      $   340      $    73,531
Interest expense and
  overhead .................      (13,572)      (17,710)      (11,300)     (7,208)        (417)        (222)         (50,429)
Recovery from (provision
  for) loan losses .........            0          (117)          754      (6,306)           0            0           (5,669)
Non-interest income ........          890          (106)          501       1,274        2,247        6,406           11,212
Segment profits before
  taxes ....................        4,287         4,323        10,062      (1,880)         488       (3,378)          13,902
Provision for income
  taxes ....................        1,626         1,640         3,816        (713)         185       (1,281)           5,273
                                ---------     ---------      --------     -------       ------       ------        ---------
Segment net income .........   $    2,661    $    2,683     $   6,246    $ (1,167)     $   303      $(2,097)      $    8,629
                                =========     =========      ========     =======       ======       ======        =========
Segment total assets .......   $1,131,549    $1,283,319     $ 897,299    $533,251      $66,818      $57,460       $3,969,696
                                =========     =========      ========     =======       ======       ======        =========

JUNE 30, 1998
Interest income ............   $    9,856    $   26,135     $  15,383    $ 13,649      $   183      $     0       $   65,206
Interest expense and
  overhead .................       (9,406)      (21,405)       (9,858)     (8,842)        (259)           0          (49,770)
Recovery from (provision ...
  for) loan losses .........            0           554          (727)     (3,198)           0            0           (3,371)
Non-interest income ........          481           (36)          480       1,851        5,677            0            8,453
Segment profits before taxes          121         4,174         3,658        (102)       3,916            0           11,767
Provision for income taxes .           49         1,684         1,476         (41)       1,580            0            4,748
                                ---------     ---------      --------     -------       ------       ------        ---------
Segment net income .........   $       72    $    2,490     $   2,182    $    (61)     $ 2,336      $     0       $    7,019
                                =========     =========      ========     =======       ======       ======        =========
Segment total assets .......   $  625,400    $1,552,451     $ 654,854    $555,031      $45,435      $61,460       $3,494,631
                                =========     =========      ========     =======       ======       ======        =========

     The following table is segment information for continuing operations for the six months ended June 30, 1999 and 1998:

                                     Bank Investment             Bank Loan
                                        Operations               Operations
                                ------------------------    ---------------------
                                                                                                   Investment
                                              Wholesale                              Real Estate     Banking       Segment
(in thousands)                   Other       Residential    Commercial    Retail     Operations    Operations       Total
--------------                  ---------    -----------    ----------    -------    -----------    ----------    ----------
JUNE 30, 1999
Interest income ............   $  29,221     $   44,498     $  38,000    $ 27,373      $   154      $   697       $ 139,943
Interest expense and
  overhead .................     (23,597)       (35,994)      (21,513)    (15,020)        (807)        (449)        (97,380)
Recovery from (provision
  for) loan losses .........           0            (85)         (133)    (10,615)           0            0         (10,833)
Non-interest income ........       1,416            (42)          891       2,653        5,387       15,346          25,651
Segment profits before taxes       6,001          7,525        16,481      (2,819)       4,131       (3,739)         27,580
Provision for income taxes .       2,309          2,916         6,375      (1,052)       1,570       (1,338)         10,780
                                ---------     ---------      --------     -------       ------       ------        ---------
Segment net income .........   $   3,692     $    4,609     $  10,106    $ (1,767)     $ 2,561      $(2,401)      $  16,800
                                ========      =========      ========     =======       ======       ======        =========

                                     Bank Investment             Bank Loan
                                        Operations               Operations
                                ------------------------    ---------------------
                                                                                                   Investment
                                              Wholesale                              Real Estate     Banking       Segment
(in thousands)                    Other      Residential    Commercial    Retail     Operations    Operations       Total
--------------                  ---------    -----------    ----------    -------    -----------    ----------    ----------
JUNE 30, 1998
Interest income ............   $  22,597     $   46,064     $  29,484    $ 26,688      $  392        $    0       $ 125,225
Interest expense and
  overhead .................     (21,445)       (37,014)      (19,134)    (17,577)        122             0         (95,048)
Recovery from (provision
  for) loan losses .........           0           (125)       (1,181)     (5,472)          0             0          (6,778)
Non-interest income ........       2,272            979           763       3,165       5,802             0          12,981
Segment profits before taxes       1,239          8,324         7,347        (101)      2,610             0          19,419
Provision for income taxes .         459          3,206         2,828         (41)      1,101             0           7,553
                                --------      ---------      --------     -------       -----         -----        --------
Segment net income .........   $     780     $    5,118     $   4,519    $    (60)     $1,509        $    0       $  11,866
                                ========      =========      ========     =======       =====         =====        ========


     The difference between total segment assets and segment non-interest income and consolidated assets, and noninterest income are as follows:

                                                At June 30,
                                         ------------------------
(in thousands)                              1999          1998
--------------                           ---------      ---------
Total Assets
Total assets for reportable segments    $3,969,697     $3,494,631
Assets in discontinued operations ..        28,919         61,043
Assets in overhead .................       250,591        200,897
                                         ---------      ---------
Total consolidated assets ..........    $4,249,207     $3,756,571
                                         =========      =========


                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                     --------------------   ------------------
(in thousands)                         1999      1998         1999      1998
--------------                        ------    ------       ------    ------
Noninterest Income
Total non-interest income for
  reportable segments ............   $11,212   $ 8,453      $25,651   $12,981
Items included in interest expense
  and overhead:
 Transaction fee income ..........     3,428     3,040        7,019     5,640
 ATM fees ........................     2,504     1,590        4,703     2,887
 Other deposit related fees ......     1,534     1,229        4,774     2,159
                                      ------    ------       ------    ------
 Total consolidated non-interest
   income ........................   $18,678   $14,312      $42,147   $23,667
                                      ======    ======       ======    ======

10.  Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with the implementation of and the realization of benefits from its restructuring initiatives and expense reductions, economic, competitive and other factors affecting the Company and its operations, markets, products and services, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, significant growth in banking as well as non-banking initiatives, Year 2000 issues and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

Results of Operations
                                       For the Three Months   For the Six Months
                                          Ended June 30,        Ended June 30,
                                       --------------------   ------------------
(In thousands, except per share data)     1999      1998         1999     1998
                                         ------    ------       ------   ------
Income from continuing operations        $8,629    $7,019      $16,800  $11,866
Income (loss) from discontinued
  operations net of taxes .......           801      (628)         801     (219)
                                          -----     -----       ------   ------
Net income ......................        $9,430    $6,391      $17,601  $11,647
                                          =====     =====       ======   ======
CLASS A COMMON SHARES
Basic earnings per share from
  continuing operations .........        $ 0.25    $ 0.22      $  0.49  $  0.37
Basic earnings (loss) per share
  from discontinued operations ..          0.02     (0.02)        0.02     0.00
                                          -----     -----       ------   ------
Basic earnings per share ........        $ 0.27    $ 0.20      $  0.51  $  0.37
                                          =====     =====       ======   ======
Diluted earnings per share from
  continuing operations .........        $ 0.20    $ 0.17      $  0.38  $  0.30
Diluted earnings (loss) per share
  from discontinued operations ..          0.01     (0.01)        0.02    (0.01)
                                          -----     -----       ------   ------
Diluted earnings  per share .....        $ 0.21    $ 0.16      $  0.40  $  0.29
                                          =====     =====       ======   ======

CLASS B COMMON SHARES
Basic earnings per share from
  continuing operations .........        $ 0.23    $ 0.20      $  0.44  $  0.33
Basic earnings (loss) per share
  from discontinued operations ..          0.02     (0.02)        0.02     0.00
                                          -----     -----       ------   ------
Basic earnings per share ........        $ 0.25    $ 0.18      $  0.46  $  0.33
                                          =====     =====       ======   ======
Diluted earnings per share from
  continuing operations .........        $ 0.19    $ 0.17      $  0.36  $  0.28
Diluted earnings (loss) per share
  from discontinued operations ..          0.01     (0.01)        0.02     0.00
                                          -----     -----       ------   ------
Diluted earnings per share ......        $ 0.20    $ 0.16      $  0.38  $  0.28
                                          =====     =====       ======   ======

     CONTINUING OPERATIONS - Income from continuing operations increased by 23% during the three months ended June 30, 1999 compared to the same period during 1998. The primary reasons for the increase in income from continuing operations were:

     1) an improvement in net interest income resulting from an increase in interest earning assets and recognition of deferred interest income on a loan accounted for as an investment in a joint venture during 1998,

     2) higher transaction fee income resulting from changes made to the pricing of the Company's deposit products,
     3)   the sale of a branch location for a $1.5 million gain,
     4) the sale of one parcel of previously foreclosed commercial real estate for a $1.3 million gain,
      5) a decline in employee compensation from bank operations due to a reduction of the Company's full time employees by approximately 201,
     6) lower other expenses from bank operations caused by the December 1998 restructuring, and
     7)   a decline in advertising expense.

     The above improvements in income from continuing operations were partially offset by:

     1) an increase in the provision for loan losses resulting from small business loan charge-offs,
     2)   lower trading securities and loans held for sale gains,
     3)   higher occupancy costs due to an expanded branch and ATM network,
     4) lower gains from real estate sales and real estate joint venture operations, and
     5) a $3.1 million loss before taxes relating to the activities/operations of RBCO.

     Income from continuing operations increased by 42% during the six months ended June 30, 1999 compared to the same period during 1998. The primary reasons for the increase in income from continuing operations were related to the items discussed above for the quarter as well as earnings from the Company's real estate joint venture activities.

     DISCONTINUED OPERATIONS - Income from discontinued operations for the three and six months ended June 30, 1999 was $801,000 compared to losses of $628,000 and $219,000, net of income taxes, respectively for the same 1998 periods. Substantially all of the mortgage servicing assets were sold during the second quarter. Income from discontinued operations resulted primarily from slower loan repayments than originally estimated which were caused by rising residential loan interest rates during the period. Losses from discontinued operations during 1998 resulted from accelerated amortization of mortgage servicing rights reflecting prepayments of loans during the period and higher operating expenses.

Net Interest Income

                                         For the Three Months Ended        For the Six Months Ended
                                                   June 30,                          June 30,
                                         ----------------------------     ----------------------------
(In thousands)                             1999       1998     Change       1999       1998     Change
--------------                           -------    -------    ------     -------    -------    ------
Interest and fees on loans and leases   $ 55,369   $ 55,207   $   162    $108,933   $102,527   $ 6,406
Interest on banker's acceptances ....        200        383      (183)        389        871      (482)
Interest and dividends on securities
  available for sale ................     14,618      7,385     7,233      24,671     17,372     7,299
Interest and dividends on investment
   securities held to maturity and
   trading securities ...............      3,344      2,231     1,113       5,950      4,455     1,495
Interest on deposits ................    (20,529)   (16,606)   (3,923)    (37,120)   (32,973)   (4,147)
Interest on advances from FHLB ......    (13,337)   (13,760)      423     (26,834)   (24,472)   (2,362)
Interest on securities sold under
   agreements to repurchase .........     (4,353)    (3,496)     (857)     (8,397)    (6,814)   (1,583)
Interest on subordinated debentures,
   notes payable and guaranteed
   preferred interest in the
   Company's Junior Subordinated
   Debentures .......................     (4,912)    (4,850)      (62)     (9,699)    (9,789)       90
Capitalized interest ................        157        218       (61)        332        218       114
                                         -------    -------    ------     -------    -------    ------
  Net interest income ...............   $ 30,557   $ 26,712   $ 2,324    $ 58,225   $ 51,395   $ 6,830
                                         =======    =======    ======     =======    =======    ======
Net interest spread .................       2.95%      2.85%     0.10%       2.91%      2.86%     0.05%
                                         =======    =======    ======     =======    =======    ======

     Net interest income increased by 14% during the three months ended June 30, 1999 compared to the same period in 1998. Total interest income increased by $8.4 million while total interest expense increased by $4.5 million. The increase in interest income resulted from higher average interest earning assets, primarily higher average securities available for sale balances and the recognition of $818,000 of deferred interest income resulting from a loan accounted for as a joint venture during 1998. During 1999 the Company relinquished its potential equity participation rights in the loan in exchange for substantial repayments on the loan and a guarantee from a real estate investment trust. The higher average interest earning assets during the period were partially offset by lower yields.

     The increase in the net interest spread during the three and six months ended June 30, 1999 compared to the same 1998 period resulted from relatively lower short term borrowing rates during the 1999 period. The lower short term borrowing rates were partially offset by lower yields on earning assets due to the decline in the prime interest rate in 1998 and a shift in the interest earning asset portfolio mix from higher yielding loan receivables to lower yielding securities available for sale.

     Loan interest income increased due to the recognition of deferred interest income mentioned above. Overall loan average balances during the three months ended June 30, 1999 and 1998 were approximately the same. Increases in small business, commercial real estate and corporate syndication loan average balances were substantially offset by lower residential and consumer loan average balances. The decline in consumer loan average balances resulted from the Company ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan.

     Loan origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the estimated life of the loan, adjusted for prepayments using the level yield method.

     Interest income from banker's acceptances was lower during the three months ended June 30, 1999 compared to the same 1998 period due to a decline in average balances. Banker's acceptances interest income during 1999 was primarily from international banking and trade finance relationships while the 1998 interest income was from investment activities.

     The increased securities available for sale average balances resulted from the purchase during the six months ended June 30, 1999 of $611.1 million of REMIC mortgage backed securities. As a result of the above purchases, securities available for sale average balances increased from $499.8 million during the three months ended June 30, 1998 to $968.3 million for the same 1999 period.

     The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with the RBCO trading portfolio and higher tax certificate average balances and yields.

     The lower yields on earning assets resulted from a change in the mix of earning assets from higher yielding loans to lower yielding securities available for sale. During the three months ended June 30, 1998, securities available for sale were 15.2% of total earning assets compared to 25.7% for the three months ended June 30, 1999.

     The increase in deposit expense during the three months ended June 30, 1999 compared to the same 1998 period resulted from higher average balances. The increased deposit average balances resulted from the acquisition of brokered deposits primarily through RBCO and public funds. The average balance of brokered deposits and public funds increased from $31.3 million during the three months ended June 30, 1998 to $444.0 million during the same 1999 period. The amount of time deposits acquired through RBCO during the three and six months ended June 30, 1999 were $147.2 million and $271.5 million, respectively.

     The decrease in interest expense on advances from FHLB was primarily due to lower average balances resulting from the redemption of a $25 million callable advance.

     The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances during 1999, partially offset by lower rates. The higher average balances funded the purchase of securities available for sale and the decline in rates reflect the lower interest rate environment during 1999.

     The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted from higher average balances associated with St. Lucie West utility bonds and road improvement notes payable during the three months ended June 30, 1999 compared to the same period during 1998.

     Interest expense of $157,000 and $218,000 was capitalized  during the three
months  ended  June  30,  1999  and  1998,  respectively,   in  connection  with
investments and advances to real estate joint venture partnerships.

     Net interest income increased by 14% during the six months ended June 30, 1999 compared to the same period in 1998. Total interest income increased by $14.7 million while total interest expense increased by $7.9 million. The increase in interest income resulted from higher average interest earning assets, primarily higher loans receivable and securities available for sale average balances. The higher net interest income primarily resulted from the items discussed above for the three months ended June 30, 1999 as well as the recognition of $1.1 million of interest income resulting from the full repayment of a $5.9 million commercial loan which had been classified as nonaccrual.

    Provision for Loan Losses

                                     For the Three Months     For the Six Months
                                        Ended June 30,          Ended June 30,
                                     --------------------    -------------------
                                       1999        1998        1999       1998
                                      ------      ------     -------     ------
Balance, beginning of period .....   $37,350     $29,950    $ 37,950    $28,450
Charge-offs:
Commercial real estate loans .....       (53)       (167)       (211)      (268)
Nonmortgage commercial ...........       (61)       (783)        (61)      (783)
Lease financing ..................      (245)       (266)       (548)      (351)
Small business - real estate .....       (75)          0         (85)         0
Small business - non-mortgage ....    (2,738)       (140)     (4,831)      (158)
Consumer loans - indirect ........    (2,322)     (2,038)     (5,618)    (4,285)
Consumer loans - direct ..........      (517)       (600)     (1,212)    (1,058)
Residential real estate loans ....         0         (38)          0        (61)
Purchased residential  real
  estate loans ...................       (44)          0        (103)      (108)
                                      ------      ------     -------     ------
                                      (6,055)     (4,032)    (12,669)    (7,072)
                                      ------      ------     -------     ------
Recoveries:
Commercial real estate loans .....       198           2         198          3
Lease financing ..................        83          75         149        112
Nonmortgage commercial ...........        10         230         150        389
Small business - non-mortgage ....        38          17          74         17
Consumer loans - indirect ........       570         422         950        767
Consumer loans - direct ..........       237         173         465        480
                                      ------      ------     -------     ------
                                       1,136         919       1,986      1,768
                                      ------      ------     -------     ------
Net charge-offs ..................    (4,919)     (3,113)    (10,683)    (5,304)
Additions charged to operations ..     5,669       3,371      10,833      6,778
Allowance for loan losses acquired         0         392           0        676
                                      ------      ------     -------     ------
Balance, end of period ...........   $38,100    $ 30,600    $ 38,100    $30,600
                                      ======     =======     =======     ======

     The provision for loan losses increased during the three and six months ended June 30, 1999 compared to the same 1998 periods due to:

     1)   charge-offs in the indirect consumer loan portfolio,
     2)   charge-offs in the small business non-mortgage loan portfolio,  and
     3) delinquency and charge-off trends in the small business loan portfolio increasing the allowance for loan losses.

     The Company ceased the origination of indirect consumer loans as part of its December 1998 restructuring. The high charge-offs in small business non-mortgage loans resulted in modifications to the program that have been and will continue to be implemented as the Company continues to address issues relating to this portfolio.

     The above increases in the provision for loan losses were partially offset by lower nonmortgage commercial charge-offs associated with the Company's factoring operations during 1998. The Company ceased its factoring operations during 1998.

     At the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                                     June 30,      December 31,
                                                       1999           1998
                                                     -------       -----------
Nonaccrual:
  Tax certificates ..........................        $   983        $   765
  Loans and leases ..........................         26,559         23,364
                                                      ------         ------
  Total nonaccrual ..........................         27,542         24,129
                                                      ------         ------
Repossessed  Assets:
  Real estate owned, net of
     allowance ..............................          4,552          5,503
  REO acquired in connection with
     bulk residential loan purchases ........            847              0
  Vehicles and equipment ....................            904          1,896
                                                      ------         ------
  Total repossessed assets ..................          6,303          7,399
                                                      ------         ------
Contractually past due 90 days or
    more (1) ................................              5          3,182
                                                      ------         ------
  Total non-performing assets ...............         33,850         34,710
Restructured loans ..........................              0              7
                                                      ------         ------
  Total risk elements .......................        $33,850        $34,717
                                                      ======         ======
(1) The majority of these loans at December 31, 1998 had matured and the borrowers continued to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

     The increase in nonaccrual loans resulted from:

     1)   a $1.9 million increase in small business nonaccrual loans, and
     2) the purchase of $6.5 million of nonaccrual residential loans held for sale as part of bulk purchases of residential loans.

     The $6.5 million of nonaccrual loans and the $847,000 of REO were acquired in connection with a $156 million bulk residential loan purchase from the Resolution Trust Corporation. The Company intends to segregate the portfolio and sell these loans to unrelated financial service companies. Such loans are valued by individual loan pools at the lower of cost or market.

     The increase in nonaccrual loans was partially offset by declines in:

     1) consumer nonaccrual loans, due primarily to a change in the Company's collection policy to aggressively repossess automobiles and the cessation in December 1998 of indirect automobile lending,
     2)   delinquency trends for lease financing, and
     3) nonaccrual commercial real estate loans resulting from the repayment of a $5.9 million nonaccrual loan.

     The decline in repossessed assets resulted from the sale of a $2.9 million commercial real estate property and lower consumer repossessed automobiles. The decline was partially offset by the foreclosure of a $2.2 million commercial real estate property.

Non-Interest Income

                                       For the Three Months Ended      For the Six Months Ended
                                               June 30,                         June 30,
                                    -----------------------------    ----------------------------
(In thousands)                       1999       1998      Change      1999       1998      Change
--------------                      ------     ------     ------     ------     ------     ------
NON-INTEREST INCOME EXCLUDING RBCO
  AND REAL ESTATE OPERATIONS
Loan late fees and other loan
  income .......................   $ 1,359    $ 1,211    $   148    $ 2,489    $ 2,110    $   379
Gains on sales of loans held for
  sale .........................       234      1,084       (850)       867      2,831     (1,964)
Trading account gains (losses) .        15        532       (517)       (54)       703       (757)
Gains on sales of securities
  available for sale ...........       839        473        366      1,418      2,193       (775)
Gains on sales of property and
  equipment ....................     1,459         (1)     1,460      1,459         (3)     1,462
Transaction accounts ...........     3,428      3,040        388      7,019      5,640      1,379
ATM fees .......................     2,504      1,590        914      4,703      2,887      1,816
Other ..........................     1,079      1,122        (43)     2,128      1,920        208
                                    ------     ------     ------     ------     ------     ------
Non-interest income excluding
  RBCO and real estate
  operations ...................    10,917      9,051      1,866     20,029     18,281      1,748
                                    ------     ------     ------     ------     ------     ------
RBCO OPERATIONS
Principal transactions .........     1,704          0      1,704      4,704          0      4,704
Investment banking .............     1,223          0      1,223      4,340          0      4,340
Commissions ....................     3,331          0      3,331      6,007          0      6,007
Other ..........................       146          0        146        293          0        293
                                    ------     ------     ------     ------     ------     ------
Non-interest income - RBCO .....     6,404          0      6,404     15,344          0     15,344
                                    ------     ------     ------     ------     ------     ------
REAL ESTATE OPERATIONS
Gains on sales of real estate
  held for development and
  sale .........................     1,720      5,159     (3,439)     5,387      5,259        128
Equity in earnings of
  unconsolidated real estate
  joint ventures ...............      (418)         0       (418)     1,310          0      1,310
Other ..........................        55        102        (47)        77        127        (50)
                                    ------     ------     ------     ------     ------     ------
Non-interest income - real
  estate operations ............     1,357      5,261     (3,904)     6,774      5,386      1,388
                                    ------     ------     ------     ------     ------     ------
Total non-interest income ......   $18,678    $14,312    $ 4,366    $42,147    $23,667    $18,480
                                    ======     ======     ======     ======     ======     ======


Non-Interest Income  Excluding RBCO and Real Estate Operations

     Loan late fees and other fee income increased during the three and six months ended June 30, 1999 compared to the same 1998 period. The increase resulted from higher late fees, consumer loan extension fees, loan repayment penalties, and trade finance fees. The additional late fee income was related to additional fees collected on consumer loans.

     During the three months ended June 30, 1999 the Company sold $23.9 million and $457,000 of loans originated for resale and leases for gains shown on the above table. During the six months ended June 30, 1999 the Company sold $60.3 million of loans originated for resale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for gains shown on the above table. During the three and six months ended June 30, 1998, the Company sold $48.0 million and $141.9 million of loans held for sale for gains shown on the above table. During the three and six months ended June 30, 1998 the Company transferred $58.1 million and $108.5 million of purchased loans from held for investment to held for sale. As part of its normal operations from 1996 through the latter part of 1998, the Company purchased bulk residential loans to be held for investment. These bulk purchased loans are continually evaluated and such evaluations may result in transfers from the held for investment category to the held for sale category. Such transfers, if any, have not and are not normally expected to exceed 10% of the average annual balance of the portfolio.

     During the three and six months ended June 30, 1999, two branches were consolidated and the vacated property was sold for a gain categorized as gains on sales of property and equipment as shown on the above table.

     During the three months ended June 30, 1999 and 1998, the Company sold $78.2 million and $60.0 million, respectively, of securities available for sale for gains as shown on the above table. During the six months ended June 30, 1999 and 1998 the Company sold $138.5 million and $388.1 million of securities available for sale for gains as shown on the above table.

     During the three and six months ended June 30, 1999, the Company realized a $15,000 gain and a $54,000 loss on securities trading. During the three months ended June 30, 1999, the Company's trading activities were expanded beyond trading in government securities to include trading in options and future contracts on Eurodollar time deposits that settle in three month or less. The Company did not have such activities during the three and six months ended June 30, 1998. During the six months ended June 30, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain on the date of transfer. The unrealized and realized gains on trading securities for the six months ended June 30, 1998 were $532,000 and $703,000, respectively.

     The increase in transaction fee income during the three and six months ended June 30, 1999 compared to the same periods in 1998 resulted from:

     1)   an  increase  in  the  Company's   non-interest   bearing  transaction
          accounts, reflecting in part an increase in small business loans, and
     2)   changes made to the pricing of the Company's deposit products.

     The significant increase in ATM fee income during 1999 was primarily the result of an expanded ATM network. The Company's ATM network increased from 261 machines at June 30, 1998 to 774 machines at June 30, 1999.

     The decline in other income during the three months ended June 30, 1999 was due to lower commissions earned from brokers and teller check outsourcing. The increase in other income during the six months ended June 30, 1999 compared to the same period in 1998 resulted from other account service charges.

Non-interest Income - RBCO Operations

     RBCO revenues are generated from principal transactions, investment banking and commissions. Principal transactions are sales and trading activities of tax exempt debt securities, taxable debt securities and equity securities. Investment banking revenues include management fees and underwriting fees earned in connection with all underwriting participations and selling concessions earned in connection with RBCO's participation in tax-exempt debt, corporate debt and equity underwriting. Commission revenues reflect fees earned from retail customers upon the execution of equity security and mutual fund trades. During the three and six months ended June 30, 1999 RBCO earned revenues on principal transactions, investment banking and commissions as shown in the preceding table. As previously noted, RBCO was acquired by the Company on June 30, 1998 in a transaction recorded under the purchase method of accounting.

     During the three and six months ended June 30, 1999, RBCO's principal transactions and investment banking revenues were less than historically generated. Principal transaction revenues were adversely affected by unfavorable market conditions and a lack of retail and institutional interest for small and mid size financial service companies as well as higher losses associated with RBCO's trading activities. However, to some extent, the lower investment banking revenues during the periods reflects less equity underwriting income due primarily to the timing of transactions. On July 12, 1999, RBCO announced the completion of a $544 million initial public offering in which RBCO served as the sole manager of the issue. This was the largest equity transaction underwritten in RBCO's history and while a significant amount of its resources during the six months ended June 30, 1999 were devoted to preparing for and executing this transaction, income from this transaction will be included in third quarter results.

Non-Interest Income - Real Estate Operations

     Real estate held for development and sale represents the net profits on sales of real estate by SLWHC. Equity in earnings (losses) from unconsolidated joint ventures reflects the Company's six real estate joint ventures. During the three and six months ended June 30, 1999 and 1998 SLWHC sold developed land for gains as reported above. Other income represents accretion of SLWHC impact fee receivables established at the acquisition date. The equity earnings (loss) from real estate joint ventures during the three and six months ended June 30, 1999 primarily resulted from the operations of the joint ventures and the sale of property in one joint venture.


Non-Interest Expenses

                                         For the Three Months Ended      For the Six Months Ended
                                                  June 30,                       June 30,
                                       -----------------------------   ----------------------------
(In thousands)                          1999       1998      Change      1999       1998      Change
--------------                         ------     ------     ------     ------     ------     ------
NON-INTEREST INCOME EXCLUDING RBCO
  AND REAL ESTATE OPERATIONS
Employee compensation and benefits    $ 9,034    $11,197    $(2,163)   $18,675    $22,024    $(3,349)
Occupancy and equipment ...........     5,400      5,164        236     10,589     10,011        578
Federal insurance premium .........       267        258          9        540        520         20
Advertising and promotion .........       473      1,690     (1,217)       799      2,179     (1,380)
Amortization of cost over fair
  value of net assets acquired ....       709        701          8      1,421      1,360         61
Foreclosed asset activity, net ....    (1,355)       125     (1,480)    (1,265)       (46)    (1,219)
Other .............................     3,907      5,376     (1,469)     9,389     10,252       (863)
                                       ------     ------     ------     ------     ------     ------
  Non-interest expenses ...........    18,435     24,511     (6,076)    40,148     46,300     (6,152)
                                       ------     ------     ------     ------     ------     ------
RBCO OPERATIONS
Employee compensation and benefits      6,481          0      6,481     12,931          0     12,931
Occupancy and equipment ...........       601          0        601      1,086          0      1,086
Advertising and promotion .........       261          0        261        509          0        509
Amortization of cost over fair
  value of net assets acquired ....       277          0        277        548          0        548
Other .............................     2,006          0      2,006      3,982          0      3,982
                                       ------     ------     ------     ------     ------     ------
  Non-interest expenses ...........     9,626          0      9,626     19,056          0     19,056
                                       ------     ------     ------     ------     ------     ------
REAL ESTATE OPERATIONS
Employee compensation and benefits        236        198         38        388        363         25
Advertising and promotion .........       203        178         25        385        323         62
Selling, general and administrative     1,164        999        165      1,982      1,879        103
                                       ------     ------     ------     ------     ------     ------
  Non-interest expenses ...........     1,603      1,375        228      2,755      2,565        190
                                       ------     ------     ------     ------     ------     ------
Total non-interest expenses .......   $29,664    $25,886    $ 3,778    $61,959    $48,865    $13,094
                                       ======     ======     ======     ======     ======     ======

     The decrease in employee compensation and benefits during the three and six months ended June 30, 1999 compared to the same periods in 1998 resulted primarily from the Company's December 1998 restructuring which reduced the Company's number of full time employees by approximately 115, and froze the accrual of benefits under the defined benefit pension plan. During the six months ended June 30, 1999 the Company consolidated its branch network and reduced the number of sales associates. The Company's full time employees for bank operations declined by 201 at June 30, 1999 compared to June 30, 1998.

     Occupancy and equipment expenses increased during the three and six months ended June 30, 1999 compared to the same periods in 1998 due to the expanded ATM network resulting in higher rental and repair and maintenance expenses.

     The decrease in advertising and promotion expenses during the three and six months ended June 30, 1999 compared to the same 1998 periods resulted from:

     1) the introduction of BankAtlantic's new corporate logo during 1998 using a TV identity campaign,
     2) expenses relating to new products introduced by BankAtlantic during 1998, and
     3) promotions to introduce BankAtlantic's new branches in Miami-Dade County, Florida during 1998.

     Included in foreclosed asset activity, net during the three and six months ended June 30, 1999 was a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property.

     The decrease in other expenses during the three and six months ended June 30, 1999 compared to the same periods during 1998 reflects lower operating expenses resulting primarily from the December 1998 restructuring and management's continuing focus on expense reduction . As a consequence of the above, the Company experienced a significant decrease in the following expense categories:

        1)  Stationery, printing and supplies,
        2)  Postage, and
        3)  Consulting.

     Additionally, corporate legal fees declined primarily as a result of an insurance company reimbursement of $326,000 of previously expensed legal fees.

     The above declines in other expenses were partially offset by higher ATM expenses due to the expanded ATM network.

RBCO Non-Interest Expenses

     Included in employee compensation and benefits during the three and six months ended June 30, 1999 was $511,000 and $1.0 million of retention pool compensation amortization. The retention pool restricted Class A common stock was awarded to key employees of RBCO in connection with the Company's acquisition of RBCO in June 1998. Occupancy and equipment expense primarily consisted of rent and maintenance expense, depreciation expense and data processing charges. Other expenses were primarily floor brokerage and clearing fees, professional fees, third party quotation services and general and administrative costs.

     RBCO non-interest expenses were impacted by a significant expansion of business activities including the hiring of additional key personnel, the diversification into the healthcare, consumer and technology industries, the expansion of its investment banking operations and the expansion of its retail operation into BankAtlantic branches. In addition, on June 28, 1999, RBCO acquired the assets and employees of Southeast Research Partners, a Florida based research and institutional brokerage company.


Real Estate Operations Non-Interest Expenses

     Real estate operations non-interest expenses primarily related to SLWHC expenses. Selling, general and administrative expenses were mainly real estate taxes on developed land and joint venture consulting fees.

Segment Reporting

     The table below provides segment information for continuing operations for the three and six months ended June 30, 1999 and 1998:

                                       For the Three Months   For the Six Months
(in thousands)                            Ended June 30,        Ended June 30,
-----------------------------------    --------------------   ------------------
                                          1999        1998      1999      1998
Net Contribution After Income Taxes      ------      -----     ------    ------
Bank investment operations -
  wholesale residential ...........     $ 2,683     $2,490    $ 4,609   $ 5,118
Bank investment operations -
  other ...........................       2,661         72      3,692       780
Bank loan operations - retail
  products ........................      (1,167)       (61)    (1,767)      (60)
Bank loan operations - commercial
  products ........................       6,246      2,182     10,106     4,518
Real estate operations ............         303      2,336      2,561     1,509
Investment banking operations .....      (2,097)         0     (2,401)        0
                                         ------      -----     ------    ------
Net contribution ..................     $ 8,629     $7,019    $16,800   $11,865
                                         ======      =====     ======    ======

     Bank Investment Operations

     Segment net contribution from bank investment operations - other improved during the three and six months ended June 30, 1999 compared to the same periods in 1998. The improvement resulted from increased earning assets relating primarily to the purchase of REMIC securities during the period. The higher interest expense and overhead also resulted from an increase in earning assets during the 1999 periods compared to the same periods during 1998. Non-interest income improved during the three months ended June 30, 1999 compared to the same period during 1998 due to higher gains of sales on securities available for sale. Likewise, non-interest income decreased during the six months ended June 30, 1999 compared to the same period in 1998 due to lower gains on sales of securities available for sale.

     Segment net contribution from bank investment operations - wholesale residential increased during the three months ended June 30, 1999 compared to the same period in 1998 primarily from lower direct expenses resulting from the Company's 1998 restructuring, partially offset by a higher provision for loan losses. Segment net contribution from bank investment operations - wholesale residential decreased during the six months ended June 30, 1999 compared to the same period in 1998 primarily from lower gains from the sale of loans, and a decline in purchased residential loan yields due to accelerated premium amortization resulting from prepayments.

     Bank Loan Operations

     Segment net contribution from bank loan operations - commercial increased during the three months ended June 30, 1999 compared to the same 1998 period due to an improvement in the net margin, recognition of $818,000 of deferred interest income from a commercial real estate loan accounted for as a joint venture during 1998, higher interest earning balances resulting from loan growth and lower provision for loan losses due to improvements in asset quality of the portfolio. Segment net contribution from bank loan operations - commercial also increased during the six months ended June 30, 1999 compared to the same period in 1998 due to the items mentioned above as well as interest income recognized upon the full repayment of a $5.9 million nonaccrual loan.

     Segment net contribution from bank loan operations - retail declined during the three and six months ended June 30, 1999 primarily from an increase in the provision for loan losses. The increase in the loan loss provision was partially offset by higher yields earned on the retail portfolio reflecting an increase in average interest earning loan balances. The additional provision for loan losses during 1999 was the result of increased small business and indirect charge-offs and delinquency trends.

     Real Estate Operations

     Segment net contribution from real estate operations during the three months ended June 30, 1999 consisted of land sales less operating costs from the Company's wholly owned subsidiary SLWHC and equity in losses from the Company's six real estate joint ventures. Real estate operations segment net contribution during the six months ended June 30, 1998 consisted of a land sale and operating costs from SLWHC and equity in earnings from the Company's six real estate joint ventures. Such equity in earnings from joint ventures primarily resulted from a $1.7 million gain in March 1999 from a joint venturer sale of land.

     Investment Banking Operations

     Investment banking operations consisted of the operations of RBCO. During the three and six months ended June 30, 1999, RBCO's net loss reflected lower than historically generated revenues from principal transactions and investment banking transactions and higher operating expenses associated with RBCO's expansion of its business activities. RBCO was acquired on June 30, 1998.

Financial Condition

     The Company's total assets at June 30, 1999 were $4.2 billion compared to $3.8 billion at December 31, 1998. The increase in total assets primarily resulted from increased:

     1) loans held for sale balances due to bulk purchases of residential loans categorized as held for sale,
     2)   securities available for sale resulting from the purchase of REMIC's,
     3)   tax  certificates  due to  certificates  purchased  in Florida in June
          1999,
     4) other assets reflecting the receivable generated upon the sale of mortgage servicing rights in April 1999, and
     5) cost over fair value of net assets acquired reflecting the Southeast Research Partners asset acquisition and contingent payments made in connection with the February 1998 acquisition by RBCO of Cumberland Advisors.

     The above increases in total assets were partially offset by decreased:

     1) loans receivable resulting from the repayment of consumer indirect automobile loans and purchased residential loans held to maturity,
     2)   mortgage servicing rights resulting from the April 1999 sale,
     3) FHLB stock reflecting lower purchased residential loan balances and lower advance balances,
     4) real estate owned caused by the sale of foreclosed commercial real estate property, partially offset by higher REO acquired in connection with bulk residential loan purchases,
     5) office property and equipment reflecting the sale of a building used as a branch partially offset by the Southeast Research Partners asset acquisition, and
     6) trading securities due to lower RBCO state and municipality bond inventories.

     The Company's total liabilities at June 30, 1999 were $4.0 billion compared to $3.5 billion at December 31, 1998. The increase in total liabilities primarily resulted from increased:

     1) deposit balances reflecting the acquisition of brokered deposits and public funds and an increase in noninterest bearing deposit balances. The majority of the brokered deposits were acquired through RBCO,
     2) securities sold under agreements to repurchase used to fund securities available for sale growth, and
     3) bonds payable resulting from a roadway and improvement bond associated with the St. Lucie West development.

     The above increases in total liabilities were partially offset by decreased:

     1)   advances from FHLB due to maturities and redemptions,
     2)   federal  funds  purchased   resulting  from  a  shift  in  short  term
          borrowings to securities sold under agreements to repurchase, and
     3) advances by borrowers for taxes and insurance reflecting a decline in balances of loans serviced for others.

Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

Equity Price Risk

     The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, trading and available for sale securities at June 30, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                Available      Securities       Total
   Percent        Trading        for Sale       Sold Not       Dollar
  Change in      Securities     Securities        Yet        Change from
 Fair Value      Fair Value     Fair Value     Purchased         0%
 ----------      ----------     ----------     ---------     -----------
                                (dollars in thousands)
    20 %          $24,050        $33,750       $(3,321)       $ 10,464
    10 %          $22,046        $30,938       $(3,736)       $  5,232
     0 %          $20,042        $28,125       $(4,151)       $      0
   (10)%          $18,038        $25,313       $(4,566)       $ (5,232)
   (20)%          $16,034        $22,500       $(4,981)       $(10,464)

     RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.

Interest Rate Risk

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. During 1998, the Company began trading government securities which are generally bought and sold on the same day. During the second quarter of 1999 the Company's trading activities were expanded beyond trading in government securities to trading in options and futures on Eurodollar time deposits which expire in three months or less. Eurodollar time deposits are indexed to the LIBOR. The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the Company's:

       /bullet/       loan portfolio,
       /bullet/       debt securities available for sale,
       /bullet/       investment securities,
       /bullet/       FHLB stock,
       /bullet/       Federal Funds sold,
       /bullet/       deposits,

       /bullet/       advances from FHLB,
       /bullet/       securities sold under agreements to repurchase,
       /bullet/       Federal Funds purchased,
       /bullet/       Notes and Bonds payable,
       /bullet/       Subordinated Debentures,
       /bullet/       Trust Preferred Securities,
       /bullet/       off-balance sheet loan commitments,
       /bullet/       government  securities, and
       /bullet/       Eurodollar time deposit options and futures

     The Company has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $13.5 million at
June 30, 1999.

     The model calculates the net potential gains and losses in net portfolio fair value by:

     (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 1999,

     (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

     (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain and loss in net portfolio fair values.

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

     Presented below is an analysis of the Company's interest rate risk at June 30, 1999 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

       Changes      Net Portfolio       Dollar
       in Rate       Value Amount       Change
       -------      -------------      --------
               (Dollars in thousands)
        +200 bp       $ 298,084        $(42,090)
        +100 bp       $ 317,344        $(22,830)
           0 bp       $ 340,174        $      0
       (100) bp       $ 362,490        $ 22,316
       (200) bp       $ 339,333        $   (841)

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

Liquidity and Capital Resources

     On July 15, 1999, the Company announced it had established strategic alliances for the purpose of providing BankAtlantic customers with a full range of Internet banking and financial services. The Company has entered into contracts with Edify Corporation, NCR Corporation, M&I Data Services and CheckFree Corporation. These companies will assist BankAtlantic in the development of web based banking. The cost of the above contracts is estimated at $1.7 million. The majority of the costs will be capitalized and amortized over three years.

     During the three months ended June 30, 1999, the Company acquired for $3.0 million a 9.9% ownership in 1stVirtual, Inc., an independent company formed to engage in internet banking that recently raised $31 million in a private offering from certain institutional and individual investors. BankAtlantic will allow 1stVirtual to operate as a division of BankAtlantic until such time as their  thrift  charter  is  obtained.  At that  time,  subject to the terms of a purchase and assumption agreement, 1stVirtual will buy the assets and liabilities of the division at cost. At the time of the acquisition of the division, BankAtlantic will be entitled to receive the greater of 50% of 1stVirtual's profits from the calendar month after deposit products are first offered by the division through the end of the calendar month subsequent to the closing date or $10,000 per month for the period that deposit products are first offered by the division through the closing date. BankAtlantic will be reimbursed for 100% of any losses in the division. This investment in 1stVirtual is included in the Statement of Financial Condition as securities available for sale.

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws.

     BankAtlantic's primary sources of funds during the first six months of 1999 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, sales of FHLB stock and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, pay dividends, repay advances from borrowers for taxes and insurance and to purchase FHLB stock, tax certificates, trading securities and securities available for sale and acquire common stock. At June 30, 1999, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     During the six months ended June 30, 1999 the Company pledged mortgage-backed securities available for sale as collateral to an unrelated financial institution upon issuance of an irrevocable standby letter of credit. The letter of credit secures a loan to one of the Company's joint ventures.

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

     The Company's commitments to originate loans at June 30, 1999 were $150.0 million compared to $135.1 million at June 30, 1998. Additionally at June 30, 1998, the Company had commitments to purchase loans and securities available for sale of $17.0 million and $123.6 million, respectively. The Company did not have any commitments to purchase loans and securities available for sale at June 30, 1999. At June 30, 1999, loan commitments were 5.59% of net loans receivable. At June 30, 1999, commitments to sell fixed rate mortgage backed securities were $4.0 million.

     LTI is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At June 30, 1999, the amount of lease payments subject to such recourse provisions was approximately $4.2 million and a $169,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     At the indicated date BankAtlantic's capital amounts and ratios were:

                                                                            To be Well
                                                       For Capital       Capitalized Under
                                                        Adequacy         Prompt Corrective
                                  Actual                Purposes         Action Provisions
                             ---------------       ----------------     -----------------
(In thousands)                Amount   Ratio       Amount     Ratio       Amount   Ratio
--------------               -------   -----       ------     -----      -------   -----
At June 30, 1999:
Total risk-based capital    $347,451   13.61%  >  $204,252 >  8.00%  >  $255,315 > 10.00%
                                               =           =         =           =
Tier I risk-based capital   $315,453   12.36%  >  $102,126 >  4.00%  >  $153,189 >  6.00%
                                               =           =         =           =
Tangible capital ........   $315,453    7.73%  >  $ 61,177 >  1.50%  >  $ 61,177 >  1.50%
                                               =           =         =           =
Core capital ............   $315,453    7.73%  >  $163,137 >  4.00%  >  $203,922 >  5.00%
                                               =           =         =           =

At December 31, 1998:
Total risk-based capital    $336,131   13.92%  >  $193,150 >  8.00%  >  $241,438 > 10.00%
                                               =           =         =           =
Tier I risk-based capital   $305,860   12.67%  >  $ 96,575 >  4.00%  >  $144,863 >  6.00%
                                               =           =         =           =
Tangible capital ........   $305,860    8.48%  >  $ 54,111 >  1.50%  >  $ 54,111 >  1.50%
                                               =           =         =           =
Core capital ............   $305,860    8.48%  >  $144,297 >  4.00%  >  $180,371 >  5.00%
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

     The Company's wholly owned subsidiary, RBCO, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At June 30, 1999, RBCO's regulatory net capital was approximately $8.1 million, which exceeded minimum net capital rule requirements by $7.1 million.

     RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 1999.

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

     The Company has completed its action plan for mission  critical systems and
processes.   Certain   non-critical   systems   and   process   validation   and
implementation not yet finalized will be completed in the third quarter.

     The majority of the Company's mission critical information technology system structure ("IT") has been outsourced to third party vendors. The Company's internal IT primarily consists of a minicomputer for item processing and a personal computer based wide area network. The wide area network's primary function is to communicate with third party service bureaus and secondarily to run non-critical personal computer applications such as E-mail, word processing and spreadsheet programs. The Company has various non-IT systems including but not limited to, vault security equipment, branch security equipment, telephone systems, circuit boards on building equipment, building elevators, and appliances. While the above IT and non-IT systems could fail or create erroneous results by or at the Year 2000, the Company believes that all mission critical IT and non-IT systems are Year 2000 compliant.

     The Company relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. The Company has monitored the Year 2000 progress of its mission critical and non-mission critical vendors. Most contracts with vendors signed after January 1998 have included Year 2000 warranty language. While the Company believes that these contractual provisions are enforceable, the Company nevertheless has established alternatives in its contingency planning in the event Year 2000 problems arise. For those contracts signed prior to January 1998, the Company has worked closely with vendors to evaluate Year 2000 compliance. The Company sent out questionnaires to all of its vendors and 62% of the total vendors responded and 100% of the mission critical vendors responded. Thirty-three vendors have been identified as providing mission critical systems, processes or services. All but one of the mission critical vendors are believed to be Year 2000 compliant. The one noncompliant vendor is a governmental agency which provides software for regulatory reports filed with such agency. While the Company expects to receive an upgraded version of the reporting software from the governmental agency later this year, and the reporting requirement can be satisfied by filing manual documents if the software is not compliant. Although the Company expects all of its vendors to be Year 2000 compliant, the Company may experience adverse consequences if any of its vendors or the services provided by the vendors are impacted by Year 2000 computer failures. Included in the Statement of Operations during the three and six months ended June 30, 1999 and 1998 were $19,000 and $67,000 and $35,000 and $36,000, respectively, of third party expenses related to the Year 2000 action plan. The Company estimates that it will spend approximately $100,000 on Year 2000 consulting services, $300,000 on software and hardware maintenance specifically related to Year 2000, $100,000 on RBCO system upgrades and consulting services and $100,000 for contingency planning during the year ended December 31, 1999. The above items will be expensed as incurred and do not include employee compensation allocated for time spent on the Year 2000 project. Included in the above Year 2000 expenses are remediation expenses. Remediation expenses through June 30, 1999 were approximately $25,000. The Company anticipates incurring approximately $50,000 of additional remediation expenses during 1999.

     Risk factors associated with the Year 2000 include the risk that the Company's business could be disrupted due to vendors, suppliers, and customer system failures, or even the possible loss of electrical power or phone service. The Company has assessed the probability of these events and has formulated a contingency plan. The Company could also be subjected to Year 2000 litigation from customers, borrowers and suppliers as a result of both internal and third party system failures. Further, the credit quality of the Company's loans may be affected by the failure of a borrower's operating or other systems as a consequence of a Year 2000 issue or the related failure of a borrower's key suppliers, customers, or service providers resulting in higher provisions for loan losses.

     The Company's underwriting and credit policies have been revised to now include consideration of a borrower's potential Year 2000 issues. The Company has determined that consumer and residential loans involve little or no Year 2000 risk, while small business loans and commercial loans have potential Year 2000 risk. Small business and commercial lending departments have established specific Year 2000 credit policies, which are summarized below.

     Small Business Loans - The individual dollar amount of these loans in this category is low. Most loans are for less than $100,000. The Company has sent out Year 2000 questionnaires to all small business borrowers and received a 60% response rate. Based on our review of the responses, the Company attempted to assess the Year 2000 risk of each borrower.

     Commercial Loans - The majority of our commercial loans are collateralized by real estate, some of which involve land only, which mitigates the Bank's risk for this category of loan. The Company has sent out Year 2000 questionnaires to all commercial loan borrowers and received a 54% response rate. The Commercial Loan officers have had one-on-one meetings with each Borrower to discuss Year 2000 issues. Based on the responses and the meetings, the officer's categorized each loan as High, Medium or Low Year 2000 risk. High risk loans are being monitored to determine the Borrower's progress towards Year 2000 compliance. Once achieved, the loan is moved to a lower risk category. There have been no loans made in 1999 that are considered High Risk. Should BankAtlantic decide to extend a credit to a High Risk Borrower, policies are in place to mitigate the risk, such as protracted terms or charging a premium on the loan's interest rate.

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

     There is no assurance that the foregoing has identified all costs, risks or possible losses which the Company may experience associated with Year 2000 issues. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, borrowers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The goal of the Year 2000 Project is to significantly reduce the Company's level of uncertainty about the Year 2000 issues and, the Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     On June 1, 1999, the Company issued 35,625 shares of restricted Class A common stock to the former principals of Cumberland Advisors. This issuance of these shares represented contingent payments made under the February 1998 acquisition agreement under which RBCO acquired Cumberland Advisors.

     On June 28, 1999, the Company issued 137,344 shares of restricted Class A common stock in connection with RBCO's acquisition of the assets of Southeast Research Partners, Inc. These shares were issued to certain officers of Southeast Research Partners in exchange for shares of preferred stock of a related entity held by such officers.

     The above issuances of restricted Class A common stock were issued without registration under the Securities Act under an exemption pursuant to Regulation D.


Item 4.  Submission of Matters to a Vote of Security Holders

     The registrant held an Annual Meeting of Shareholders on July 21, 1999. At the meeting five Directors were elected by a vote of 9,790,516 for and 110,919 against. The following proposals were adopted by the following votes:

                                                                      Broker
                                    For       Against    Abstained   Non-votes
                                 ---------   ---------   ---------   ---------
Approval of the BankAtlantic
 Bancorp-Ryan, Beck Restricted
 Stock Incentive Plan ........   7,856,818     230,327    16,409     1,797,881
Approval of the BankAtlantic
 Bancorp 1999 Stock Option
 Plan ........................   6,794,790   1,293,421    17,135             1
Approval of the BankAtlantic
 Bancorp-Ryan, Beck Executive
 Incentive Plan ..............   9,650,222     234,077    15,343     1,797,881


     Exhibits and Reports on Form 8K

     Exhibit 10.11        BankAtlantic Bancorp 1999 Stock Option Plan
     Exhibit 11           Statement re: Computation of Per Share Earnings.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           BANKATLANTIC BANCORP, INC.


August 12, 1999                        By:         /s/Alan B. Levan
---------------                             -------------------------------
    Date                                            Alan B. Levan
                                                Chief Executive Officer/
                                                 Chairman/President



August 12, 1999                       By:         /s/Frank V. Grieco
---------------                             -------------------------------
    Date                                           Frank V. Grieco
                                            Senior Executive Vice President,
                                                Principal Financial and
                                                  Accounting Officer