Form 10-Q
period 1999-09-30
BANKATLANTIC BANCORP INC
filed 1999-11-15
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                     YES [X]                      NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                             Outstanding  at
               Title of Each Class                          October 22, 1999
               -------------------                          ----------------

Class A Common  Stock,  par  value $0.01 per share             32,373,470
Class B Common  Stock,  par value $0.01 per share              10,235,217

                                TABLE OF CONTENTS




FINANCIAL INFORMATION                                         Page Reference

 Financial Statements...........................................       1-16

   Consolidated Statements of Financial Condition -
    September 30, 1999 and 1998 and December 31, 1998
    - Unaudited.................................................          1


   Consolidated Statements of Operations - For the Three
    and Nine Months Ended September 30, 1999 and 1998
    - Unaudited.................................................        2-3

   Consolidated Statements of Stockholders' Equity and
    Comprehensive Income - For the Nine Months Ended
    September 30, 1999 and 1998 - Unaudited.....................        4-5


   Consolidated Statements of Cash Flows - For the Nine
    Months Ended September 30, 1999 and 1998 - Unaudited........        6-8


   Notes to Consolidated Financial Statements - Unaudited.......       9-16


   Management's Discussion and Analysis of Financial Condition
    and Results of Operations...................................      17-34

OTHER INFORMATION


   Exhibits and Reports on Form 8K..............................         35

   Signatures...................................................         36

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                  September 30,  December 31,   September 30,
(In thousands, except share data)                     1999            1998            1998
---------------------------------                 ------------   -----------    ------------
ASSETS
Cash and due from depository institutions ......  $    95,372    $   100,823    $    88,321
Federal Funds sold and securities
 purchased under resell agreements .............        5,824              0          3,250
Loans receivable, net ..........................    2,352,847      2,466,488      2,379,935
Loans held for sale ............................      215,058        168,881        166,238
Tax certificates, net, held to maturity,
 at cost which approximates market value .......       87,981         49,896         55,853
Securities available for sale, at market value..      872,149        599,435        609,115
Trading securities, at market value ............       17,985         30,005         23,123
Accrued interest receivable ....................       29,184         27,771         26,912
Real estate held for development and sale
 and joint ventures ............................       75,148         67,845         51,056
Real estate owned, net .........................        3,327          5,503          5,319
Office properties and equipment, net ...........       56,314         58,090         56,954
Federal Home Loan Bank stock, at cost which
 approximates market value .....................       46,058         52,230         52,377
Mortgage servicing rights, net .................          897         44,315         51,651
Deferred tax asset, net ........................       26,589         20,148         13,565
Cost over fair value of net assets acquired, net       54,729         55,493         56,368
Other assets ...................................       31,167         42,052         42,587
                                                   ----------     ----------     ----------
Total assets ...................................  $ 3,970,629    $ 3,788,975    $ 3,682,624
                                                   ==========     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................  $ 2,140,096    $ 1,925,772    $ 1,883,229
Advances from FHLB .............................      921,135      1,044,572      1,047,520
Federal Funds purchased ........................       10,200         18,500              0
Securities sold under agreements to repurchase .      328,210        162,093        110,060
Subordinated debentures, notes and bonds payable      186,544        177,114        178,334
Guaranteed preferred beneficial interests
 in the Company's Junior Subordinated
 Debentures ....................................       74,750         74,750         74,750
Advances by borrowers for taxes and insurance ..        9,131         62,346         71,906
Other liabilities ..............................       63,596         83,388         69,504
                                                   ----------     ----------     ----------
Total liabilities ..............................    3,733,662      3,548,535      3,435,303
                                                   ----------     ----------     ----------
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000
 shares authorized: none issued and outstanding             0              0              0
Class A Common Stock, $0.01 par value,
 authorized 80,000,000 shares; issued and
 outstanding, 31,525,106, 32,372,738 and
 32,274,401 shares .............................          315            268            267
Class B Common Stock, $0.01 par value,
 authorized 45,000,000 shares; issued and
 outstanding, 10,235,217, 10,356,431 and
 10,387,431 shares .............................          102            104            104
Additional paid-in capital .....................      140,032        147,686        147,316
Unearned compensation - restricted stock grants        (5,934)        (7,062)        (7,566)
Retained earnings ..............................      119,701         95,818        106,946
                                                   ----------     ----------     ----------
Total stockholders' equity before accumulated
 other comprehensive income ....................      254,216        236,814        247,067
                                                   ----------     ----------     ----------
Accumulated other comprehensive income (loss)
 - net unrealized (depreciation) appreciation
 on securities available for sale - net of
 deferred income taxes .........................      (17,249)         3,626            254
                                                   ----------     ----------     ----------
Total stockholders' equity .....................      236,967        240,440        247,321
                                                   ----------     ----------     ----------
Total liabilities and stockholders' equity .....  $ 3,970,629    $ 3,788,975    $ 3,682,624
                                                   ==========     ==========     ==========

                     See Notes to Consolidated Financial Statements - Unaudited

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                For the Three Months    For the Nine Months
(In thousands, except share data)                Ended September 30,    Ended September 30,
---------------------------------               --------------------    -------------------
INTEREST INCOME:                                   1999       1998         1999       1998
                                                  ------    -------      -------    -------
Interest and fees on loans and leases .........  $54,444   $ 54,847     $163,378   $157,374
Interest on banker's acceptances ..............      348         75          736        946
Interest and dividends on securities available
 for sale .....................................   14,496      8,865       39,167     26,237
Interest and dividends on investment securities
 held to maturity and trading securities ......    3,936      2,862        9,886      7,317
                                                  ------    -------      -------    -------
Total interest income .........................   73,224     66,649      213,167    191,874
                                                  ------    -------      -------    -------
INTEREST EXPENSE:
Interest on deposits ..........................   20,525     16,707       57,645     49,680
Interest on advances from FHLB ................   13,227     14,297       40,061     38,769
Interest on securities sold under agreements
 to repurchase and federal funds purchased ....    4,732      4,161       13,129     10,975
Interest on subordinated debentures, guaranteed
 preferred interest in the Company's Junior
 Subordinated Debentures and notes and bonds
 payable ......................................    5,176      4,857       14,875     14,646
Capitalized interest on investments in and
 advances to real estate joint ventures .......     (171)      (252)        (503)      (470)
                                                  ------    -------      -------    -------
Total interest expense ........................   43,489     39,770      125,207    113,600
                                                  ------    -------      -------    -------
Net interest income ...........................   29,735     26,879       87,960     78,274
Provision for loan losses .....................    8,223      3,033       19,056      9,811
                                                  ------    -------      -------    -------
Net interest income after provision for loan
 losses .......................................   21,512     23,846       68,904     68,463
                                                  ------    -------      -------    -------
NON-INTEREST INCOME:
Loan late fees and other loan income ..........    1,404      1,022        3,893      3,132
Gains on sales of loans held for sale .........      759        757        1,626      3,588
Gains (losses) on sales of property and
 equipment ....................................       34          0        1,494         (3)
Gains on sales of securities available for sale       31        269        1,449      2,462
Trading securities losses .....................       (5)    (1,226)         (59)      (523)
Gains on sales of real estate held for sale ...      241        676        5,628      5,935
Equity in (losses) earnings of unconsolidated
 real estate joint ventures ...................     (170)         0        1,140          0
Principal transactions - RBCO .................    3,680      1,469        8,384      1,469
Investment banking - RBCO .....................   14,475      3,914       18,815      3,914
Commissions - RBCO ............................    4,422      2,088       10,429      2,088
Transaction fees ..............................    3,480      2,981       10,499      8,621
ATM fees ......................................    2,617      1,786        7,320      4,673
Other .........................................    1,426      1,281        3,924      3,328
                                                  ------    -------      -------    -------
Total non-interest income .....................   32,394     15,017       74,542     38,684
                                                  ------    -------      -------    -------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding
 RBCO and real estate operations ..............    9,657     11,245       28,332     33,269
Employee compensation/benefits for RBCO .......   12,415      5,517       25,346      5,517
Employee compensation/benefits for real estate
 operations ...................................      141        162          529        525
Occupancy and equipment .......................    6,370      5,565       18,045     15,576
Federal insurance premium .....................      288        266          828        786
Advertising and promotion .....................      972      1,948        2,665      4,450
Foreclosed asset activity, net ................     (205)        (7)      (1,470)       (53)
Amortization of cost over fair value of net
 assets acquired ..............................    1,015        977        2,984      2,337
Other excluding RBCO and real estate operations    4,697      5,979       14,086     16,231
Other for RBCO ................................    2,542      1,921        6,524      1,921
Other for real estate operations ..............    1,282        812        3,264      2,691
                                                  ------    -------      -------    -------
Total non-interest expense ....................   39,174     34,385      101,133     83,250
                                                  ------    -------      -------    -------
Income before income taxes and discontinued
 operations ...................................   14,732      4,478       42,313     23,897
Provision for income taxes ....................    5,842      1,834       16,622      9,388
                                                  ------    -------      -------    -------
Income  from continuing operations ............    8,890      2,644       25,691     14,509
Income (loss) from discontinued operations
 (less applicable income taxes (benefit) of
 $216, $(7,426), $715 and $(7,560).............      373    (12,188)       1,174    (12,406)
                                                  ------    -------      -------    -------
Net income (loss) .............................  $ 9,263   $ (9,544)    $ 26,865   $  2,103
                                                  ======    =======      =======    =======

          See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                      For the Three Months        For the Nine Months
                                       Ended September 30,        Ended September 30,
                                     -----------------------    -----------------------
                                        1999          1998         1999         1998
                                     ----------   ----------    ----------   ----------
Class A common shares
Basic earnings per share from
 continuing operations ..........   $      0.22  $      0.06   $      0.64  $      0.38
Basic earnings (loss) per share
 from discontinued operations ...          0.01        (0.29)         0.03        (0.33)
                                     ----------   ----------    ----------   ----------
Basic earnings (loss) per share .   $      0.23  $     (0.23)  $      0.67  $      0.05
                                     ==========   ==========    ==========   ==========

Diluted earnings  per share from
 continuing operations ..........   $      0.18  $      0.06   $      0.51  $      0.36
Diluted earnings (loss) per share
 from discontinued operations ...          0.00        (0.29)         0.02        (0.31)
                                     ----------   ----------    ----------   ----------
Diluted earnings (loss) per share   $      0.18  $     (0.23)  $      0.53  $      0.05
                                     ==========   ==========    ==========   ==========

Basic weighted average number of
 common shares outstanding ......    30,583,412   31,480,764    30,554,979   28,642,442
                                     ==========   ==========    ==========   ==========
Diluted weighted average number
 of common and common equivalent
 shares outstanding .............    48,762,287   32,012,108    48,764,910   29,422,558
                                     ==========   ==========    ==========   ==========

Class B common shares
Basic earnings per share from
 continuing operations ..........   $      0.20  $      0.06   $      0.59  $      0.35
Basic earnings (loss) per share
 from discontinued operations ...          0.01        (0.27)         0.03        (0.29)
                                     ----------   ----------    ----------   ----------
Basic earnings (loss) per share     $      0.21  $     (0.21)  $      0.62  $      0.06
                                     ==========   ==========    ==========   ==========
Diluted earnings per share from
 continuing operations ..........   $      0.17  $      0.06   $      0.49  $      0.33
Diluted earnings (loss) per
 share from discontinued
 operations .....................          0.00        (0.27)         0.02        (0.28)
                                     ----------   ----------    ----------   ----------
Diluted earnings (loss) per share   $      0.17  $     (0.21)  $      0.51  $      0.05
                                     ==========   ==========    ==========   ==========
Basic weighted average number of
 common shares outstanding ......    10,295,600   10,384,137    10,339,276   10,524,893
                                     ==========   ==========    ==========   ==========
Diluted weighted average number
 of common and common equivalent
 shares outstanding .............    10,978,297   11,309,014    11,047,765   11,629,091
                                     ==========   ==========    ==========   ==========


                      See Notes to Consolidated Financial Statements - Unaudited

                                        -3-

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                                                                   Net
                                                                                  Unearned     Unrealized
                                                                                   Compen-      Depreci-
                                                           Addi-                   sation       ation on
                                      Compre-              tional                Restricted    Securities
                                      hensive   Common    Paid-in    Retained      Stock       Available
(In thousands)                        Income    Stock     Capital    Earnings      Grants       For Sale       Total
--------------                        ------    ------    -------    --------    ----------    ----------     -------
BALANCE, DECEMBER 31, 1997 .......             $   322   $ 98,475   $ 107,650   $         0   $       724    $207,171
Net income .......................   $ 2,103         0          0       2,103             0             0       2,103
                                      ------
 Other comprehensive income
 (loss), net of tax:
  Unrealized gains on securities
   available for sale ............    (1,273)
  Reclassification adjustment
   for net losses included in net
   income ........................       803
                                      ------
 Other comprehensive loss ........      (470)
                                      ------
Comprehensive income .............   $ 1,633
                                      ======
Dividends on Class A common stock                    0          0     (2,042)            0             0       (2,042)
Dividends on Class B common stock                    0          0       (765)            0             0         (765)
Exercise of Class A common stock
 options .........................                   0        200          0             0             0          200
Exercise of Class B common stock
 options .........................                   4      1,380          0             0             0        1,384
Tax effect relating to the
 exercise of stock options .......                   0        709          0             0             0          709
Purchase and retirement of Class B
 common stock ....................                  (7)   (10,640)         0             0             0      (10,647)
Issuance of Class A common stock
 for acquisitions ................                  43     41,819          0             0             0       41,862
Issuance of Class A common stock
 options upon acquisition of RBCO                    0      1,582          0             0             0        1,582
Issuance of Class A common stock
 upon conversion of subordinated
 debentures, net .................                   9      5,720          0             0             0        5,729
Unearned compensation retention
 pool ............................                   0      8,071          0        (8,071)            0            0
Amortization of unearned
 compensation - restricted stock
 grants ..........................                   0          0          0           505             0          505
Net change in unrealized
 depreciation on securities
 available for sale-net of
 deferred income taxes ...........                   0          0          0             0          (470)        (470)
                                                ------    -------    -------     ---------     ---------      -------
BALANCE, SEPTEMBER 30, 1998 ......             $   371   $147,316   $106,946    $   (7,566)   $      254     $247,321
                                                ======    =======    =======     =========     =========      =======

          See Notes to Consolidated Financial Statements - Unaudited (Continued)

                                                 -4-

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Continued)


                                                                                                     Net
                                                                                    Unearned      Unrealized
                                                                                     Compen-     Depreciation
                                                             Addi-                   sation          on
                                       Compre-               tional                Restricted     Securities
                                       hensive    Common    Paid-in    Retained      Stock        Available
(In thousands)                         Income     Stock     Capital    Earnings      Grants       For Sale        Total
--------------                         -------    ------    -------    --------    ----------    ------------    -------
BALANCE, DECEMBER 31, 1998 ........              $   372   $147,686   $  95,818   $    (7,062)  $       3,626   $240,440
 Net income .......................   $ 26,865         0          0      26,865             0               0     26,865
                                       -------
 Other comprehensive income
  (loss), net of tax:
  Unrealized losses on securities
   available for sale .............    (20,170)
  Reclassification adjustment for
   net gains included in
   net income .....................       (705)
                                       -------
 Other comprehensive loss .........    (20,875)
                                       -------
Comprehensive income ..............   $  5,990
                                       =======
Dividends on Class A common stock .                   0           0      (2,182)            0               0     (2,182)
Dividends on Class B common stock .                   0           0        (746)            0               0       (746)
Fair value of stock options granted
 to non-employees .................                   0          69           0             0               0         69
Exercise of Class A common stock
 options ..........................                   0         262           0             0               0        262
Exercise of Class B common stock
 options ..........................                   1         301           0             0               0        302
Tax effect relating to the
 exercise of stock options ........                   0         124           0             0               0        124
Issuance of restricted Class A
 common stock for acquisitions ....                   2       1,082           0             0               0      1,084
Issuance of Class A common stock
 upon conversion of subordinated
 debentures .......................                   0          30           0             0               0         30
Purchase and retirement of Class A
 common stock .....................                 (10)     (8,384)          0             0               0     (8,394)
Purchase and retirement of Class B
 common stock .....................                  (2)     (1,562)          0             0               0     (1,564)
Forfeited Class A restricted
 common stock .....................                   0         (89)          0            89               0          0
Unearned compensation - restricted
 stock grants .....................                   0         513           0          (513)              0          0
Amortization of unearned
 compensation - restricted stock
 grants ...........................                   0           0           0         1,552               0      1,552
Stock dividend August 1999 ........                  54           0         (54)            0               0          0
Net change in unrealized
 depreciation on securities
 available for sale-net of
 deferred income taxes ............                   0           0           0             0         (20,875)   (20,875)
                                                  -----    --------    --------    ----------     -----------    -------
BALANCE, SEPTEMBER 30, 1999 .......              $  417   $ 140,032   $ 119,701   $    (5,934)  $     (17,249)  $236,967
                                                  =====    ========    ========    ==========    ============    =======

                      See Notes to Consolidated Financial Statements - Unaudited

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                     For the Nine Months
(In thousands, except share data)                    Ended September 30,
                                                     -------------------
Operating activities:                                  1999        1998
                                                     -------     -------
Income from continuing operations ...............   $ 25,691    $ 14,509
Income (loss) from discontinued operations ......      1,174     (12,406)
Adjustments to reconcile net income to net
 cash (used) provided by operating activities:
Provision for loan losses .......................     19,056       9,811
Provision for losses on real estate owned .......        193         522
Depreciation, amortization and accretion, net ...     14,652      39,645
Losses on sales of mortgage servicing rights ....          0      (2,661)
Decrease (increase) in deferred tax asset, net ..      6,657      (9,592)
Trading account (gains) losses ..................        (59)        523
Purchases of trading securities .................        (31)     (1,621)
Proceeds from sales of trading securities .......         59       1,848
Decrease in trading securities owned at market
 - RBCO .........................................     12,051       9,803
Gains on sales of real estate owned .............     (1,933)       (984)
Gains on sales of real estate held for
 development and sale ...........................     (5,628)     (5,935)
Gains on sales of securities available for sale .     (1,449)     (2,462)
(Gains) losses on sales of property and equipment     (1,494)          3
Proceeds from sales of loans held for sale ......    118,534     240,444
Fundings of loans held for sale .................    (54,211)    (92,032)
Loans purchased, classified as held for sale ....   (125,790)    (29,997)
Gains on sales of loans held for sale ...........     (1,682)     (3,612)
Loans held for sale valuation allowance .........         56           0
Provision for tax certificate losses ............        373          98
Increase in accrued interest receivable .........     (1,413)     (4,288)
(Decrease) increase in other assets .............        541      (8,885)
Equity in joint venture earnings ................     (1,140)          0
Increase (decrease) in other liabilities ........    (26,095)        936
                                                     -------     -------
Net cash (used) provided by operating activities     (21,888)    143,667
                                                     =======     =======


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                                                         For the Nine Months
(In thousands, except share data)                        Ended September 30,
---------------------------------                     -----------------------
                                                        1999           1998
                                                      --------      ---------
Investing activities:
Proceeds from redemption and maturities of tax
 certificates ..................................        44,017         43,464
Purchase of tax certificates ...................       (82,475)       (44,202)
Proceeds from sales of securities available for
 sale ..........................................       224,026        702,999
Principal collected on securities available for
 sale ..........................................       191,044        177,845
Proceeds from maturities of assets available for
 sale ..........................................         5,000              0
Purchases of securities available for sale .....      (687,242)      (881,781)
Proceeds from sales of FHLB stock ..............        13,380          9,827
FHLB stock acquired ............................        (7,208)       (27,317)
Principal reduction on loans ...................     1,137,392      1,100,381
Loan fundings for portfolio ....................      (909,755)      (791,249)
Loans purchased for portfolio ..................      (105,112)    (1,050,542)
Proceeds from maturities of banker's acceptances         8,195        210,527
Purchases of banker's acceptances ..............       (16,963)       (94,622)
Proceeds from sales of banker's acceptances ....             0         41,877
Additions to dealer reserve ....................             0         (6,421)
Proceeds from sales of real estate owned .......         9,898          6,300
REO acquired in connection with bulk
 residential loan purchases ....................        (1,025)             0
Mortgage servicing rights acquired .............          (897)       (47,599)
Proceeds from sales of mortgage servicing rights        32,648         27,962
Cost of equipment acquired for lease ...........       (24,363)       (13,620)
Leases repurchased .............................             0         (3,519)
Additions to office property and equipment .....        (4,588)        (7,294)
Proceeds from sales of property and equipment ..         2,451              0
Investment in and advances to joint ventures,
 net ...........................................       (16,276)       (30,871)
Proceeds from sales of real estate held for
 development and sale ..........................         9,571         12,750
Additional investment in real estate held for
 development and sale ..........................        (8,600)        (5,334)
(Acquisition) disposal, net of cash acquired ...        (1,296)           433
                                                     ---------     ----------
Net cash used in investing activities ..........      (188,178)      (670,006)
                                                     ---------     ----------
Financing activities:
Net increase in deposits .......................       157,857         78,345
Interest credited to deposits ..................        56,467         41,151
Repayments of FHLB advances ....................      (502,437)      (832,187)
Proceeds from FHLB advances ....................       379,000      1,182,000
Net increase in securities sold under agreements
 to repurchase .................................       166,117         51,344
Net decrease in federal funds purchased ........        (8,300)        (2,500)
Repayment of notes payable .....................        (1,574)        (7,376)
Increase in notes payable ......................         5,085          3,680
Issuance of common stock relating to exercise of
 employee stock options ........................           564          1,584
Issuance of common stock options to nonemployees            69              0
Payments to acquire and retire common stock ....        (9,958)       (10,647)
(Repayments) receipts of advances by borrowers
 for taxes and insurance .......................       (29,512)        32,509
Common stock dividends paid ....................        (2,939)        (2,780)
                                                     ---------     ----------
Net cash provided by financing activities.......       210,439        535,123
                                                     ---------     ----------
Increase in cash and cash equivalents ..........           373          8,784
Cash and cash equivalents at beginning of period       100,823         82,787
                                                     ---------     ----------
Cash and cash equivalents at end of period......    $  101,196    $    91,571
                                                     =========     ==========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (CONTINUED)

                                               For the Nine Months
                                               Ended September 30,
                                               -------------------
                                                1999        1998
                                               -------     -------
Supplementary disclosure and non-cash
 investing and financing activities:
Interest paid on borrowings and deposits ..   $118,918    $109,674
Income taxes paid .........................      5,000       8,737
Loans transferred to real estate owned ....      4,957       3,629
Net change in proceeds receivable from
 sales of mortgage servicing rights .......     (7,528)     (5,614)
Purchased residential loans held for
 investment transferred to held for sale ..          0     108,465
Issuance of Class A common stock upon
 acquisitions .............................      1,084      41,862
Issuance of Class A common stock options
 upon acquisition of RBCO .................          0       1,582
Issuance of  Class A common stock upon
 conversion of subordinated debentures ....         30       5,729
Increase in deferred offering costs upon
 conversion of subordinated debentures ....          0         214
Decrease in subordinated debentures upon
 conversion to Class A common stock .......        (30)     (5,943)
Loan charge-offs ..........................     18,715      10,342
Tax certificate recoveries, net ...........        156          41
Loan securitization .......................     38,790           0
Proceeds from sale of servicing offset
 by escrow reductions .....................     23,703           0
Class A common stock dividends; not
 paid until October .......................        758         735
Class B common stock dividends; not
 paid until October .......................        228         260
Accrual for the purchase of bulk
 mortgage servicing rights not yet
 fully paid for ...........................          0      12,553
Increase in equity for the tax effect
 related to the exercise of employee
 stock options ............................        124         709
Change in net unrealized depreciation
  on securities available for sale ........    (33,973)       (782)
Change in deferred taxes on net
 unrealized depreciation on securities
 available for sale .......................    (13,098)       (312)
Change in stockholders' equity from
 net unrealized depreciation on
 securities available for sale, less
 related deferred income taxes ............    (20,875)       (470)
Loans to joint ventures transferred
 to loans receivable ......................     20,758           0
Increase in real estate held for
 development and sale resulting from
 roadway improvement development bond .....      5,949           0
Increase in real estate held for
 development and sale resulting from
 St. Lucie West Holding Company ("SLWHC")
 purchase accounting adjustments ..........          0       1,502
Decrease in other assets resulting
 from SLWHC purchase accounting adjustments          0      (1,502)
                                               =======     =======

           See Notes to Consolidated Financial Statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries. The Company acquired RBCO on June 30, 1998. As a consequence, the Company's consolidated financial statements only reflect RBCO activity from June 30, 1998. The Company's primary activities have related to the operations of BankAtlantic, RBCO and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 1999 and 1998, the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, the consolidated stockholders' equity and comprehensive income for the nine months ended September 30, 1999 and 1998 and the consolidated cash flows for the nine months ended September 30, 1999 and 1998. Such adjustments consisted only of normal recurring items except that the September 30, 1998 valuation of mortgage servicing rights, included in discontinued operations, resulted in a $15.0 million charge to earnings whereas no valuation allowance was needed in prior periods. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1998 and the form 10Q for each of the periods ended March 31, 1999 and June 30, 1999.

     Loan origination and commitment fees collected are deferred net of direct costs and are being amortized to interest income over the estimated life of the loan, adjusted for prepayments using the level yield method.

2.  COMMON STOCK DIVIDEND

     On July 21, 1999, the Company's Board of Directors approved a 15% common stock dividend, payable in Class A common stock to both Class A and Class B common shareholders of record at the close of business on August 16, 1999. However, accounting and tax considerations and the anti-dilution provisions related to Class B common stock options under the Company's stock option plans required that additional Class B stock options be granted rather than Class A stock options. The distribution date of this common stock dividend was August 26, 1999. The Statement of Financial Condition, stock options, and earnings per share information for prior periods have been restated to reflect the 15% stock dividend.

3.  EQUITY CAPITAL

        On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $1.6 million to repurchase and retire 221,345 shares of Class B common stock during the nine months ended September 30, 1999. Pursuant to a previously announced plan to repurchase shares of common stock, the Company paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company paid $10.6 million to repurchase and retire 849,275 shareS of Class B common stock.

     During the nine months ended September 30, 1999, 51,996 and 89,121 of Class A and Class B incentive and nonqualifying stock options, respectively, were exercised resulting in a $688,000 increase in stockholders' equity. The tax effect included in the preceding amount was $124,000.

     During the nine months ended September 30, 1998, 17,655 and 499,723 of Class A and Class B incentive and nonqualifying stock options, respectively, were exercised resulting in a $2.3 million increase in stockholders' equity. The tax effect included in the preceding amount was $709,000.

     The following table sets forth the activity of all outstanding options and restricted stock issued under the Company's benefit plans:

                                         Outstanding   Outstanding   Restricted
                                           Options       Options        Stock
                                           Class B       Class A       Class A
--------------------------------------   -----------   -----------   ----------
Outstanding at December 31, 1998 .....    1,885,581     2,513,630       785,866
Issued in connection with acquisitions            0        40,250       200,081
Granted ..............................            0     1,468,263        33,760
Exercised or vested ..................      (89,121)      (51,996)       (4,570)
Canceled .............................       (4,384)     (255,162)      (16,985)
                                          ---------    ----------    ----------
Outstanding at September 30, 1999 ....    1,792,076     3,714,985       998,152
                                          =========    ==========    ==========
Exercisable at September 30, 1999 ....    1,101,109       334,104
                                          =========    ==========
Exercise price per share outstanding .   $3.39-3.48   $4.57-12.23
                                          =========    ==========

4.  SALES OF  FINANCIAL ASSETS

     The book value of securities sold from the securities available for sale portfolio was as follows (in thousands):

                                      For the Three Months  For the Nine Months
                                       Ended September 30,  Ended September 30,
                                      --------------------  -------------------
                                         1999      l998       1999       l998
                                       -------    -------    -------    -------

7 year balloon mortgage-backed
  securities ......................   $      0   $  2,667   $      0   $123,899
7 year mortgage-backed securities .          0      4,016          0      4,016
5 year balloon mortgage-backed
  securities ......................          0          0          0     27,151
U.S. treasury notes ...............     59,005    173,603     59,005    178,585
Federal agency obligations ........          0          0          0      9,977
                                       -------    -------    -------    -------
  Total fixed rate securities .....     59,005    180,286     59,005    343,628
                                       -------    -------    -------    -------
5-1 adjustable rate mortgage-backed
  securities ......................          0    131,682          0    253,129
3-1 adjustable rate mortgage-backed
  securities ......................          0          0    138,481    103,183
Sale of loans securitizations .....     24,103          0     24,103          0
Marketable equity securities ......        988        477        988        597
                                       -------    -------    -------    -------
  Total ...........................   $ 84,096   $312,445   $222,577   $700,537
                                       =======    =======    =======    =======
Gains on sales of securities
  available for sale ..............   $     31   $    269   $  1,449   $  2,462
                                       =======    =======    =======    =======

     During the three months ended September 30, 1999 the Company sold $30.1 million of loans originated for resale for gains of $759,000. During the nine months ended September 30, 1999 the Company sold $95.1 million of loans originated for resale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for gains of $1.5 million, $60,000 and $114,000, respectively. During the three and nine months ended September 30, 1998, the Company sold $94.9 million and $236.8 million of loans held for sale for gains of $757,000 and $3.6 million, respectively. During the three and nine months ended September 30, 1998 the Company transferred $0 and $108.5 million of purchased loans from held for investment to held for sale. As part of its normal operations from 1996 through the latter part of 1998, the Company purchased bulk residential loans to be held for investment. These bulk purchased loans are continually evaluated and such evaluations may result in transfers from the held for investment category to the held for sale category. Such transfers, if any, have not and are not normally expected to exceed 10% of the average annual balance of the portfolio.

5.  TRADING SECURITIES

     During the three and nine months ended September 30, 1999, the Company realized losses of $5,000 and $59,000, respectively, on securities trading. During 1999, the Company's securities trading activities were expanded beyond trading in government securities, to include trading in options and futures contracts on Eurodollar time deposits that settle in three months or less. Eurodollar time deposits are indexed to the LIBOR interest rate. The Company realized a $96,000 gain on government securities trading activities during the three and nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company transferred $1.8 million of equity securities available for sale to trading securities resulting in a $562,000 unrealized gain on the date of transfer. The unrealized and realized gains (losses) on the trading securities for the three and nine months ended September 30, 1998 were ($1.3 million) and $0 and ($1.2 million) and $560,000, respectively.

     The RBCO gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and nine months ended September 30, 1999, RBCO realized net gains from principal transactions of $3.7 million and $8.4 million, respectively. During the three and nine months ended September 30, 1998, RBCO realized net gains of $1.5 million from principal transactions. Furthermore, included in other liabilities was $3.5 million and $2.9 million of securities sold not yet purchased at September 30, 1999 and December 31, 1998, respectively, relating to RBCO trading activity.

     The Company's trading securities consist of the following (in thousands):

                                       September 30,  December 31,
                                           1999          1998
                                       ------------   -----------
     Debt obligations:
       States and municipalities .....   $ 9,214        $18,476
       Corporations ..................       756            615
       U.S. Government and agencies ..       256            172
     Corporate equities ..............     7,728         10,448
     Option and future contracts .....        31              0
     Other ...........................         0            294
                                          ------         ------
                                         $17,985        $30,005
                                          ======         ======

6. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     In October 1997, the Company acquired St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West in St. Lucie County Florida. During the three and nine months ended September 30, 1999, SLWHC land sales resulted in gains of $241,000 and $5.6 million, respectively, compared to gains of $676,000 and $5.9 million during the same 1998 periods. Since the third quarter of 1997 the Company has entered into six joint venture partnerships with developers to develop residential, multi-family and commercial non-residential properties. During the three and nine months ended September 30, 1999, the Company recorded equity in earnings (losses) from unconsolidated joint ventures of ($170,000) and $1.1 million, respectively. In March 1999, one of the Company's real estate joint ventures closed on a land sale to an unrelated developer resulting in the Company recognizing a $1.7 million gain. Additionally, during the nine months ended September 30, 1999, the Company relinquished its potential equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. Included in investment in real estate held for development and sale and joint ventures at September 30, 1999 was $34.4 million of SLWHC land, $3.0 million for a marina, $4.4 million of equity investments in real estate joint ventures, $31.1 million of advances to real estate joint ventures and $2.2 million of investments and advances to a broker/dealer joint venture partner, compared to $27.8 million of SLWHC land, $7.3 million of equity investments in real estate joint ventures, $30.7 million of advances to real estate joint ventures and $2.0 million of investments and advances to a broker/dealer joint venture partner at December 31, 1998. During the three and nine months ended September 30, 1999, the Company capitalized $171,000 and $503,000 of interest expense in connection with investments and advances to real estate joint ventures and deferred $291,000 and $766,000 of interest income associated with loans to joint ventures. Included in other expenses in the Company's Consolidated Statements of Operations during the three and nine months ended September 30, 1999 was $150,000 and $450,000 of consulting fees paid to the Abdo Companies, an affiliate of the Company. Jack Abdo, the Vice Chairman and Director of the Company is the President and Chief Executive Officer of the Abdo Companies. Additionally, $97,500 of management fees were paid to BFC Financial Corporation, an affiliate of the Company, during the three and nine months ended September 30, 1999. BFC Financial Corporation provides administrative and real estate advisory services to BankAtlantic Development Corporation.

7.  COMPREHENSIVE INCOME

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 1999 was $468,000 compared to a tax benefit for the nine months ended September 30, 1998 of $504,000.

8.  DISCONTINUED OPERATIONS, RESTRUCTURING CHARGES AND OTHER WRITE-DOWNS

     During December 1998, the Company commenced a restructuring of its operations and established a restructuring liability. The table below summarizes amounts paid associated with the restructuring liability during the nine months ended September 30, 1999.
                                              Amount Paid
                                                  or
                                   Initial   Written Down     Ending
Type of Restructuring Charge        Amount   During Period    Balance
----------------------------        ------   -------------    -------
Employee severance and benefits.   $ 1,000     $(1,000)      $     0
Impairment of assets due to
 facility closures .............       956        (956)            0
Provision for lease contracts on
 closed branches ...............       376         (69)          307
Other ..........................       233        (233)            0
                                    ------      ------        ------
  Total restructuring charges ..   $ 2,565     $(2,258)      $   307
                                    ======      ======        ======

     There were no adjustments to the restructuring liability during the three and nine months ended September 30, 1999.

Discontinued Operations
-----------------------

     At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). Substantially all of the assets were sold during the second quarter of 1999. The MSB had total assets of $982,000 and total liabilities of $2.6 million at September 30, 1999. The assets primarily consisted of a building and the liabilities consisted primarily of the allowance for discontinued operations. During the three and nine months ended September 30, 1999, the Company recognized a $373,000 and $1.2 million gain net of taxes, respectively, from discontinued operations.

     Activity in the allowance established for exiting the MSB and the operating activity from the measurement date (December 31, 1998) through September 30, 1999 was as follows (in thousands):

                                   Balance at                       Balance at
                                  December 31, Amounts  Change in  September 30,
                                     1998       Paid    Estimates     1999
                                  -----------  -------  ---------  ------------
Employee severance and benefits    $   925     $   663   $    37     $   225
Provision for servicing contract
 cancellation ..................       900         725       175           0
Fixed asset write-downs ........       430         249        (5)        186
Estimated cost to sell MSR .....     3,600       1,466       394       1,740
Anticipated loss from operations
 through disposal date .........     4,145       2,466     1,288         391
                                    ------      ------    ------      ------
 Total .........................   $10,000     $ 5,569   $ 1,889     $ 2,542
                                    ======      ======    ======      ======

     The final costs of exiting the MSB are estimates and are subject to change based on completeness of underlying loan documents, transferability issues and the amount of time necessary to complete the exit plan. During the nine months ended September 30, 1999 the MSB anticipated loss from operations was adjusted to reflect slower loan repayment speeds than projected, higher than anticipated servicing contract fees, and higher than projected disposal costs. The Company settled the sale of its servicing portfolio on July 8, 1999 and the majority of servicing personnel left the Company on July 23, 1999. The operations of the MSB and all costs associated with the sale of the MSR are anticipated to be significantly completed by December 31, 1999. Changes in estimates will be accounted for prospectively.

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

         The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment                         Operating Segments Aggregated
------------------                         -----------------------------

Bank Investment Operations - Other         Investment Division, Tax Certificate
                                           Department, Trading, Equity Portfolio

Bank Investment Operations - Wholesale
 Residential                               Real Estate Capital Services, Capital
                                           Markets

Bank Loan Operations - Commercial          Commercial Lending, Syndications, BA
                                           Factors, Inc., International and
                                           Trade Finance

Bank Loan Operations - Retail              Residential  Lending,  CRA Lending,
                                           BankAtlantic  Mortgage,  Indirect
                                           and Direct Consumer  Lending,  Small
                                           Business  Lending, Lease financing

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

     The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three months ended September 30, 1999 and 1998:

                               Bank Investment         Bank Loan
                                 Operations            Operations
                            --------------------   -------------------
                                                                                         Investment
                                      Wholesale                            Real Estate    Banking
(in thousands)              Other    Residential   Commercial    Retail    Operations    Operations      Total
------------------------   -------   -----------   ----------   --------   -----------   ----------   ----------
SEPTEMBER 30, 1999
Interest income .......   $ 17,349   $   21,625    $  20,215    $ 13,006     $   588      $   441     $   73,224
Interest expense and
  overhead ............    (14,228)     (17,871)     (12,505)     (7,332)       (976)        (222)       (53,134)
Recovery from
 (provision for) loan
 losses ...............          0           42         (604)     (7,661)          0            0         (8,223)
Non-interest income ...        579           51          669         990         197       22,788         25,274
Segment profits before
 taxes ................      2,655        4,075        7,615      (4,431)     (1,771)       6,589         14,732
Provision (benefit) for
 income taxes .........      1,053        1,616        3,020      (1,758)       (702)       2,613          5,842
                           -------    ---------     --------     -------      ------       ------      ---------
Segment net income
 (loss) ...............   $  1,602   $    2,459    $   4,595    $ (2,673)    $(1,069)     $ 3,976     $    8,890
                           =======    =========     ========     =======      ======       ======      =========
Segment total assets ..   $937,317   $1,307,792    $ 918,070    $438,907     $72,126      $64,526     $3,738,738
                           =======    =========     ========     =======      ======       ======      =========

SEPTEMBER 30, 1998
Interest income .......   $ 11,334   $   24,649    $  16,132    $ 13,931     $   277      $   326     $   66,649
Interest expense and
 overhead..............    (10,266)     (20,213)      (9,936)     (8,674)       (258)        (261)       (49,608)
Recovery from
 (provision for) loan
 losses ...............          0           93         (731)     (2,395)          0            0         (3,033)
Non-interest (loss)
 income ...............       (932)          73          394       1,316         223        7,594          8,668
Segment (losses)
 profits before taxes..       (132)       2,786        4,108        (671)       (902)        (711)         4,478
Provision (benefit)
 for income taxes .....        (54)       1,141        1,683        (275)       (370)        (291)         1,834
                           -------    ---------     --------     -------      ------       ------      ---------
Segment net income
 (loss) ...............   $    (78)  $    1,645    $   2,425    $   (396)    $  (532)     $  (420)    $    2,644
                           =======    =========     ========     =======      ======       ======      =========
Segment total assets      $695,927   $1,458,516    $ 654,828    $547,020     $23,583      $56,848     $3,436,722
                           =======    =========     ========     =======      ======       ======      =========


                                    [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     The following table is segment information for continuing operations for the nine months ended September 30, 1999 and 1998:

                              Bank Investment          Bank Loan
                                Operations             Operations
                           ---------------------   --------------------
                                                                                         Investment
                                      Wholesale                            Real Estate    Banking
(in thousands)              Other    Residential   Commercial    Retail    Operations    Operations      Total
-----------------------    -------   -----------   ----------   --------   -----------   ----------    --------
SEPTEMBER 30, 1999
Interest income .......   $ 46,570   $  66,123     $ 58,215     $ 40,379     $   742      $ 1,138     $ 213,167
Interest expense and
 overhead .............    (37,825)    (53,865)     (34,018)     (22,352)     (1,783)        (671)     (150,514)
Recovery from
 (provision for)
 loan losses ..........          0         (43)        (737)     (18,276)          0            0       (19,056)
Non-interest income ...      1,995           9        1,560        3,643       5,584       38,134        50,925
Segment profits
 (losses) before taxes       8,656      11,600       24,097       (7,250)      2,360        2,850        42,313
Provision (benefit)
 for income taxes .....      3,362       4,532        9,395       (2,810)        868        1,275        16,622
                           -------    --------      -------      -------      ------       ------      --------
Segment net income
 (loss) ...............   $  5,294   $   7,068     $ 14,702     $ (4,440)    $ 1,492      $ 1,575     $  25,691
                           =======    ========      =======      =======      ======       ======      ========


SEPTEMBER 30, 1998
Interest income ......    $ 33,931   $ 70,713      $ 45,616     $ 40,619     $   669      $   326     $ 191,874
Interest expense and
 overhead ............     (31,711)   (57,227)      (29,070)     (26,251)     (1,062)        (261)     (145,582)
Recovery from
 (provision for) loan
 losses ..............           0        (32)       (1,912)      (7,867)          0            0        (9,811)
Non-interest income ..       1,336      1,052         1,157        4,481       6,025        7,594        21,645
Segment profits
 (losses) before taxes       1,107     11,110        11,455         (772)      1,708         (711)       23,897
Provision (benefit)
 for income taxes ....         405      4,347         4,512         (316)        731         (291)        9,388
                           -------    -------       -------      -------      ------       ------      --------
Segment net income
 (loss) ..............    $    702   $  6,763      $  6,943     $   (456)    $   977      $ (420)     $  14,509
                           =======    =======       =======      =======      ======       ======      ========


     The difference between total segment assets and total consolidated assets and segment non-interest income, and total non-interest income are as follows:

                                             At September 30,
                                        ------------------------
                                           1999          1998
(in thousands)                          ---------     ----------
Total Assets
Total assets for reportable segments   $3,738,738    $ 3,436,722
Assets in discontinued operations ..          982         56,203
Assets in overhead .................      230,909        189,699
                                        ---------     ----------
Total consolidated assets ..........   $3,970,629    $ 3,682,624
                                        =========     ==========

                                 For the Three Months    For the Nine Months
(in thousands)                   Ended September 30,     Ended September 30,
--------------                   --------------------    -------------------
                                   1999       1998         1999       1998
                                  ------     ------       ------     ------
Noninterest Income
Total non-interest income for
 reportable segments ........    $25,274    $ 8,668      $50,925    $21,645
Items included in interest
 expense and overhead:
Transaction fee income ......      3,480      2,981       10,499      8,621
ATM fees ....................      2,617      1,786        7,320      4,673
Gains (losses) on sales of
 property and equipment .....         34          0        1,494         (3)
Other .......................        989      1,582        4,304      3,748
                                  ------     ------       ------     ------
Total consolidated
 non-interest income ........    $32,394    $15,017      $74,542    $38,684
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

RESULTS OF OPERATIONS

(In thousands, except per share      For the Three Months   For the Nine Months
  data)                              Ended September 30,    Ended September 30,
                                     --------------------   -------------------
                                        1999       1998        1999       1998
                                      --------   -------     -------    -------
Income from continuing operations.   $  8,890   $  2,644    $ 25,691   $ 14,509
Income (loss) from discontinued
 operations net of taxes .........        373    (12,188)      1,174    (12,406)
                                      -------    -------     -------    -------
Net income (loss) ................   $  9,263   $ (9,544)   $ 26,865   $  2,103
                                      =======    =======     =======    =======
CLASS A COMMON SHARES
Basic earnings per share from
 continuing operations ...........   $   0.22   $   0.06    $   0.64   $   0.38
Basic earnings (loss) per share
 from discontinued operations ....       0.01      (0.29)       0.03      (0.33)
                                      -------    -------     -------    -------
Basic earnings (loss) per share ..   $   0.23   $  (0.23)   $   0.67   $   0.05
                                      =======    =======     =======    =======
Diluted earnings per share from
 continuing operations ...........   $   0.18   $   0.06    $   0.51   $   0.36
Diluted earnings (loss) per share
 from discontinued operations ....       0.00      (0.29)       0.02      (0.31)
                                      -------    -------     -------    -------
Diluted earnings (loss)  per share   $   0.18   $  (0.23)   $   0.53   $   0.05
                                      =======    =======     =======    =======
CLASS B COMMON SHARES
Basic earnings per share from
 continuing operations ...........   $   0.20   $   0.06    $   0.59   $   0.35
Basic earnings (loss) per share
 from discontinued operations ....       0.01      (0.27)       0.03      (0.29)
                                      -------    -------     -------    -------
Basic earnings (loss) per share ..   $   0.21   $  (0.21)   $   0.62   $   0.06
                                      =======    =======     =======    =======
Diluted earnings per share from
 continuing operations ...........   $   0.17   $   0.06    $   0.49   $   0.33
Diluted earnings (loss) per share
 from discontinued operations ....       0.00      (0.27)       0.02      (0.28)
                                      -------    -------     -------    -------
Diluted earnings (loss) per share    $   0.17   $  (0.21)   $   0.51   $   0.05
                                      =======    =======     =======    =======

     Continuing Operations - Income from continuing operations increased by 236% during the three months ended September 30, 1999 compared to the same period during 1998. The primary reasons for the increase in income from continuing operations were:

     1) an improvement in net interest income resulting from an increase in interest earning assets reflecting higher securities available for sale balances,

     2) higher transaction fee income resulting from changes made to the pricing of the Company's deposit products,
     3)   Significantly higher income from RBCO operations,
     4) the sale of one parcel of previously foreclosed commercial real estate for a $316,000 gain,
     5)   lower trading securities losses during 1999,
     6) a decline in employee compensation from bank operations due to a reduction of the Company's full time employees resulting from the December 1998 restructuring,
     7) lower other expenses from bank operations caused by the December 1998 restructuring, and
     8)   a decline in advertising expense.

     The above improvements in income from continuing operations were partially offset by:

     1) an increase in the provision for loan losses resulting from small business loan charge-offs,
     2) higher occupancy costs due to the expansion of RBCO activities and expanded branch and ATM network, and
     3) lower gains from real estate sales and real estate joint venture operations.

     Income from continuing operations increased by 77% during the nine months ended September 30, 1999 compared to the same period during 1998. The primary reasons for the net increase in income from continuing operations were related to the items discussed above for the quarter as well as increased earnings from the Company's real estate joint venture activities.

     Discontinued operations - Income from discontinued operations for the three and nine months ended September 30, 1999 was $373,000 and $1.2 million compared to losses of $12.2 million and $12.4 million, net of income taxes, respectively for the same 1998 periods. All of the mortgage servicing assets except for the building were sold during the second quarter. Income from discontinued operations during the three months ended September 30, 1999 resulted primarily from lower than anticipated cost to sell mortgage servicing rights. Income from discontinued operations during the nine months ended September 30, 1999 resulted primarily from the recovery of a portion of the 1998 valuation allowance. This valuation allowance was established based upon the then interest rate environment which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated and resulted in a partial recovery of the allowance. Losses from discontinued operations during the three and nine months ended September 30, 1998 resulted from accelerated amortization of mortgage servicing rights reflecting prepayments of loans during the period, related valuation allowances and higher operating expenses.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


NET INTEREST INCOME

                                             For the Three Months Ended           For the Nine Months Ended
                                                   September 30,                        September 30,
                                         --------------------------------      --------------------------------
(In thousands)                             1999         1998       Change       1999         1998        Change
--------------                           -------      -------      ------      -------      -------      ------
Interest and fees on loans and leases   $ 54,444     $ 54,847     $  (403)    $163,378     $157,374     $ 6,004
Interest on banker's acceptances ....        348           75         273          736          946        (210)
Interest and dividends on securities
 available for sale .................     14,496        8,865       5,631       39,167       26,237      12,930
Interest and dividends on investment
 securities held  to maturity and
 trading securities .................      3,936        2,862       1,074        9,886        7,317       2,569
Interest on deposits ................    (20,525)     (16,707)     (3,818)     (57,645)     (49,680)     (7,965)
Interest on advances from FHLB ......    (13,227)     (14,297)      1,070      (40,061)     (38,769)     (1,292)
Interest on securities sold under
 agreements to repurchase ...........     (4,732)      (4,161)       (571)     (13,129)     (10,975)     (2,154)
Interest on subordinated debentures,
 notes payable and guaranteed
 preferred interest in the Company's
 Junior Subordinated Debentures .....     (5,176)      (4,857)       (319)     (14,875)     (14,646)       (229)
Capitalized interest ................        171          252         (81)         503          470          33
                                         -------      -------      ------      -------      -------      ------
  Net interest income ...............   $ 29,735     $ 26,879     $ 2,856     $ 87,960     $ 78,274     $ 9,686
                                         =======      =======      ======      =======      =======      ======
Net interest spread .................       2.83%        2.82%       0.01%        2.89%        2.86%       0.03%
                                         =======      =======      ======      =======      =======      ======

     Net interest income increased by 11% during the three months ended September 30, 1999 compared to the same period in 1998. Total interest income increased by $6.6 million while total interest expense increased by $3.7 million. The increase in interest income resulted from higher average securities available for sale balances, increased tax certificate interest income, and additional accretion of a utility receivable associated with the St. Lucie West development.

     Loan interest income declined during the three months ended September 30, 1999 compared to the same 1998 period. Overall loan average balances during the three months ended September 30, 1999 and 1998 were approximately the same. Increases in small business, commercial real estate and corporate syndication loan average balances were substantially offset by lower residential and consumer loan average balances. The decline in consumer loan average balances resulted from the Company ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan.

     Interest income from banker's acceptances were higher during the three months ended September 30, 1999 compared to the same 1998 period due to an increase in average balances. Banker's acceptances interest income during 1999 and 1998 was primarily from international banking and trade finance relationships.

     The substantial increase in securities available for sale interest income resulted from the purchase during the nine months ended September 30, 1999 of $611.1 million of REMIC mortgage backed securities. As a result of the above purchases, securities available for sale average balances increased from $599.1 million during the three months ended September 30, 1998 to $949.5 million for the same 1999 period.

     The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with the RBCO trading portfolio, higher tax certificate average balances and increased accretion of utility receivables associated with the St. Lucie West development.

     A lower overall yield on earning assets resulted from a change in the mix of earning assets from higher yielding loans to lower yielding securities available for sale. Yields on earning assets declined from 7.88% during the three months ended September 30, 1998 to 7.74% during the comparable 1999 period. During the three months ended September 30, 1998, securities available for sale were 17.8% of total earning assets compared to 25.2% for the three months ended September 30, 1999.

     The increase in deposit expense during the three months ended September 30, 1999 compared to the same 1998 period resulted from higher average balances. The increased deposit average balances resulted from the acquisition of brokered deposits primarily through RBCO and an increase in public funds. The average balance of brokered deposits and public funds increased from $62.1 million during the three months ended September 30, 1998 to $470.0 million during the same 1999 period. The amount of time deposits acquired through RBCO during the three and nine months ended September 30, 1999 were $5.6 million and $277.1 million, respectively.

     The decrease in interest expense on advances from FHLB was primarily due to lower average balances resulting from the redemption and maturities of FHLB advances.

     The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances during 1999. The higher average balances funded the purchase of securities available for sale.

     The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted from higher average balances associated with St. Lucie West utility bonds, road improvement notes payable, and other notes payable during the three months ended September 30, 1999 compared to the same period during 1998.

     Interest expense of $171,000 and $252,000 was capitalized during the three months ended September 30, 1999 and 1998, respectively, in connection with investments and advances to real estate joint ventures.

     Net interest income increased by 12% during the nine months ended September 30, 1999 compared to the same period in 1998. Total interest income increased by $21.3 million while total interest expense increased by $11.6 million. The increase in interest income resulted from higher average interest earning assets, primarily higher loans receivable and securities available for sale average balances. The higher net interest income primarily resulted from the items discussed above for the three months ended September 30, 1999 as well as the recognition of $1.1 million of interest income resulting from the full repayment of a $5.9 million commercial loan which had been classified as nonaccrual and the recognition of $1.2 million of deferred interest income resulting from a loan accounted for as a joint venture during 1998. The increase in FHLB advance interest expense resulted from higher average balances during the 1999 nine month period compared to the same 1998 period.

     The net interest spread slightly increased during the three and nine months ended September 30, 1999 compared to the same 1998 period. The increase resulted from lower rates on interest paying liabilities caused by a change in the interest bearing liability mix from higher rate other borrowings to lower rate deposit accounts and lower short term borrowing rates during the 1999 period compared to the same 1998 period. The lower rates paid on interest bearing liabilities were partially offset by lower yields earned on interest earning assets. The lower yields earned primarily resulted from significantly higher securities available for sale average balances relative to loans and investment securities during the 1999 period compared to the same 1998 period. The yields on securities available for sale are generally lower than yields on loans and investment securities.

PROVISION FOR LOAN LOSSES


                                    For the Three Months   For the Nine Months
                                    Ended September 30,    Ended September 30,
                                    -------------------    -------------------
                                      1999       1998       1999        1998
                                    -------     ------     -------     -------
Balance, beginning of period       $38,100     $30,600    $ 37,950    $ 28,450
Charge-offs:
 Commercial real estate loans ..         0        (117)       (211)       (385)
 Nonmortgage commercial ........       (26)         (8)        (87)       (791)
 Lease financing ...............      (231)       (332)       (779)       (683)
 Small business - real estate ..       (51)        (70)       (136)        (70)
 Small business - non-mortgage .    (3,039)       (325)     (7,870)       (483)
 Consumer loans - indirect .....    (2,321)     (2,188)     (7,939)     (6,473)
 Consumer loans - direct .......      (368)       (230)     (1,580)     (1,288)
 Residential real estate loans .       (10)          0         (10)        (61)
 Purchased residential
  real estate loans ............         0           0        (103)       (108)
                                    ------      ------     -------     -------
                                    (6,046)     (3,270)    (18,715)    (10,342)
                                    ------      ------     -------     -------
Recoveries:
 Commercial real estate loans ..         5           6         203           9
 Lease financing ...............        32          54         181         166
 Nonmortgage commercial ........        18          41         168         430
 Small business - non-mortgage .        49           0         123          17
 Consumer loans - indirect .....       479         337       1,429       1,153
 Consumer loans - direct .......       140         199         605         630
                                    ------      ------     -------     -------
                                       723         637       2,709       2,405
                                    ------      ------     -------     -------
Net charge-offs ...............     (5,323)     (2,633)    (16,006)     (7,937)
Additions charged to operations      8,223       3,033      19,056       9,811
Allowance for loan losses
 acquired .....................          0           0           0         676
                                    ------      ------     -------     -------
Balance, end of period ........    $41,000     $31,000    $ 41,000    $ 31,000
                                    ======      ======     =======     =======

     The provision for loan losses increased during the three and nine months ended September 30, 1999 compared to the same 1998 periods due to:

     1)   charge-offs in the indirect consumer loan portfolio,
     2)   charge-offs in the small business non-mortgage loan portfolio, and
     3) delinquency and charge-off trends in the small business loan portfolio increasing the allowance for loan losses.

     The Company ceased the origination of indirect consumer loans as part of its December 1998 restructuring. The high charge offs and historical trends in the small business non-mortgage portfolio has resulted in additions to the allowance for loan losses. Modifications to the small business program have been and will continue to be implemented as the Company continues to address issues relating to this portfolio.

     The above increases in the provision for loan losses were partially offset by lower nonmortgage commercial charge-offs associated with the Company's factoring operations during 1998. The Company ceased its factoring operations during 1998.

     At the indicated dates the Company's risk elements and non-performing assets were (in thousands):

                                             September 30,     December 31,
                                                 1999               1998
                                             ------------      -----------
Nonaccrual :
  Tax certificates .......................      $   859          $   765
  Loans and leases .......................       28,668           23,364
                                                 ------           ------
  Total nonaccrual .......................       29,527           24,129
                                                 ------           ------
Repossessed  Assets:
  Real estate owned, net of allowance ....        3,077            5,503
  REO acquired in connection with bulk
   residential loan purchases ............          250                0
  Vehicles and equipment .................        1,050            1,896
                                                 ------           ------
  Total repossessed assets ...............        4,377            7,399
                                                 ------           ------
Contractually past due 90 days or more (1)            3            3,182
                                                 ------           ------
  Total non-performing assets ............       33,907           34,710
Restructured loans .......................            0                7
                                                 ------           ------
  Total risk elements ....................      $33,907          $34,717
                                                 ======           ======

(1) The majority of these loans at December 31, 1998 had matured and the borrowers continued to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.


     The increase in nonaccrual loans and leases resulted from:

     1)   a $2.7 million increase in small business nonaccrual loans,
     2) an $8.2 million increase in nonaccrual residential loans primarily resulting from the purchase of nonaccrual residential loans held for sale as part of bulk purchases of residential loans and higher nonaccrual purchased residential loans, and
     3)   a $349,000 increase in nonaccruals leases due to a larger portfolio.

     Nonaccrual loans and REO in the purchased residential loans held for sale portfolio amounted to $5.0 million and $250,000, respectively at September 30, 1999. These loans were acquired in connection with a $156 million bulk residential loan purchase from the Resolution Trust Corporation. The Company intends to segregate the portfolio and sell these loans to unrelated financial service companies. Such loans are valued by individual loan pools at the lower of cost or market. Included in gains on sale of loans held for sale during the three and nine months ended September 30, 1999 was a $31,000 valuation allowance recovery and a $56,000 valuation allowance charge related to purchased loans held for sale. During the three months ended September 30, 1999, the Company securitized $38.8 million of loans held for sale and sold $24.1 million of the resulting mortgage-backed securities for a gain of $83,000.

     The increase in nonaccrual loans was partially offset by declines in:

     1) consumer nonaccrual loans, due primarily to the cessation in December 1998 of indirect automobile lending, and
     2) nonaccrual commercial real estate loans resulting from the repayment of a $5.9 million nonaccrual loan.

     The decline in repossessed assets resulted from the sale of a $2.9 million commercial real estate property, a decline in consumer repossessed automobiles and lower residential real estate owned. The decline was partially offset by the foreclosure of a $2.2 million commercial real estate property.

     The decline in loans contractually past due 90 days or more primarily resulted from the payoff of two commercial real estate loans.

NON-INTEREST INCOME

                                          For the Three Months Ended       For the Nine Months Ended
                                                  September 30,                   September 30,
                                         -----------------------------    ----------------------------
(In thousands)                            1999       1998      Change      1999       1998      Change
--------------                           ------     ------     -------    ------     ------     ------
Non-interest Income Excluding RBCO
 and Real Estate Operations
Loan late fees and other loan income    $ 1,404    $ 1,022    $   382    $ 3,893    $ 3,132    $   761
Gains on sales of loans held for sale       759        757          2      1,626      3,588     (1,962)
Trading account losses ..............        (5)    (1,226)     1,221        (59)      (523)       464
Gains on sales of securities
 available for sale .................        31        269       (238)     1,449      2,462     (1,013)
Gains (losses) on sales of property
 and equipment ......................        34          0         34      1,494         (3)     1,497
Transaction accounts ................     3,480      2,981        499     10,499      8,621      1,878
ATM fees ............................     2,617      1,786        831      7,320      4,673      2,647
Other ...............................       791        920       (129)     2,919      2,448        471
                                         ------     ------     ------     ------     ------     ------
Non-interest income excluding RBCO
 and real estate operations .........     9,111      6,509      2,602     29,141     24,398      4,743
                                         ------     ------     ------     ------     ------     ------
RBCO Operations
Principal transactions ..............     3,680      1,469      2,211      8,384      1,469      6,915
Investment banking ..................    14,475      3,914     10,561     18,815      3,914     14,901
Commissions .........................     4,422      2,088      2,334     10,429      2,088      8,341
Other ...............................       210        121         89        504        121        383
                                         ------     ------     ------     ------     ------     ------
Non-interest income - RBCO ..........    22,787      7,592     15,195     38,132      7,592     30,540
                                         ------     ------     ------     ------     ------     ------
Real Estate Operations
Gains on sales of real estate held
 for development and sale ...........       241        676       (435)     5,628      5,935       (307)
Equity in earnings (losses) of
 unconsolidated real estate joint
 ventures ...........................      (170)         0       (170)     1,140          0      1,140
Other ...............................       425        240        185        501        759       (258)
                                         ------     ------     ------     ------     ------     ------
Non-interest income - real estate
 operations .........................       496        916       (420)     7,269      6,694        575
                                         ------     ------     ------     ------     ------     ------
Total non-interest income ...........   $32,394    $15,017    $17,377    $74,542    $38,684    $35,858
                                         ======     ======     ======     ======     ======     ======

NON-INTEREST INCOME EXCLUDING RBCO AND REAL ESTATE OPERATIONS

     Loan late fees and other fee income increased during the three and nine months ended September 30, 1999 compared to the same 1998 period. The increase resulted from higher late fees, consumer loan extension fees, loan repayment penalties, and trade finance fees. The additional late fee income was related to fees collected on consumer loans.

     During the three months ended September 30, 1999 the Company sold $30.1 million of loans originated for resale for gains shown on the above table. During the nine months ended September 30, 1999 the Company sold $95.1 million of loans originated for resale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for gains shown on the above table. During the three and nine months ended September 30, 1998, the Company sold $94.9 million and $236.8 million of loans held for sale for gains shown on the above table.

     During the three and nine months ended September 30, 1999, the Company's losses on trading activities were $5,000 and $59,000, respectively. During 1999, the Company's trading activities were expanded beyond trading in government securities to include trading in options and future contracts on Eurodollar time deposits that settle in three month or less. The Company did not have such activities during the three and nine months ended September 30, 1998.

     During the three and nine months ended September 30, 1998, the Company sold marketable equity trading securities for a $560,000 gain and realized $96,000 of gains related to government securities trading. The unrealized losses on trading securities for the three and nine months ended September 30, 1998 were $1.3 million and $1.2 million , respectively.

     During the three months ended September 30, 1999 and 1998, the Company sold $84.1 million and $312.4 million, respectively, of securities available for sale for gains as shown on the above table. During the nine months ended September 30, 1999 and 1998 the Company sold $222.6 million and $700.5 million of securities available for sale for gains as shown on the above table. Included in the sales of securities available for sale were $24.1 million of securitized loans during the three and nine months ended September 30, 1999.

     During the three and nine months ended September 30, 1999, two branches were consolidated and the vacated property was sold for a gain categorized as gains on sales of property and equipment as shown on the above table.

     The increase in transaction fee income during the three and nine months ended September 30, 1999 compared to the same periods in 1998 resulted from:

     1)   an  increase  in  the  Company's   non-interest   bearing  transaction
          accounts,  reflecting in part an increase in small business loans, and

     2)   changes made to the pricing of the Company's deposit products.

         The significant increase in ATM fee income during 1999 was primarily the result of additional ATM machines added during 1998, which brought the Company's total number of ATM machines to approximately 800.

         The decline in other income during the three months ended September 30, 1999 was due to lower commissions earned from brokers and teller check outsourcing. The decrease in other income during the nine months ended September 30, 1999 compared to the same period in 1998 resulted from higher other account service charges during 1998 compared to 1999.

NON-INTEREST INCOME - RBCO OPERATIONS

     Principal transactions income during the three months ended September 30, 1999 increased compared to the same 1998 period due to improved equity trading results. During the 1998 quarter the equity market plunged reflecting concerns in Asia, Russia and Latin America. As a result of these market conditions, equity trading revenues during the third quarter of 1998 were adversely impacted.

     Investment banking income significantly increased during the three months ended September 30, 1999 compared to the same 1998 period resulting from a completed $544 million initial public offering for Hudson City Bancorp, Inc., the holding company for Hudson City Savings Bank. RBCO served as the sole manager for the issue.

     Commission income during the three months ended September 30, 1999 compared to the same 1998 period more than doubled reflecting income from the brokerage operations conducted in various BankAtlantic's branches and income from Southeast Research Group. Such brokerage operations began early in 1999 and the Southeast Research Group was acquired by RBCO in June 1999.

     During the nine months ended September 30, 1999 RBCO earned revenues on principal transactions, investment banking and commissions as shown in the preceding table. The activity for 1998 includes RBCO from the acquisition date of June 30, 1998 through September 30, 1998.

NON-INTEREST INCOME - REAL ESTATE OPERATIONS

     Real estate held for development and sale represents the net profits on sales of real estate by SLWHC. Equity in earnings (losses) from unconsolidated joint ventures reflects the Company's five real estate joint ventures. During the three and nine months ended September 30, 1999 and 1998 SLWHC sold developed land for gains as reported above. Other income represents accretion of SLWHC impact fee receivables established at the acquisition date and storage income from a marina property. The equity in earnings (loss) from real estate joint ventures during the three and nine months ended September 30, 1999 primarily resulted from the operations of the joint ventures and the sale of property in one joint venture.

NON-INTEREST EXPENSES

                                        For the Three Months Ended      For the Nine Months Ended
                                               September 30,                   September 30,
                                        --------------------------      -------------------------
(In thousands)                          1999      1998     Change       1999      1998     Change
--------------                          ----      ----     ------       ----      ----     ------
Non-Interest Expense Excluding RBCO
 and Real Estate Operations
-----------------------------------
Employee compensation and benefits    $ 9,657   $11,245   $(1,588)   $ 28,332   $33,269   $(4,937)
Occupancy and equipment ...........     5,497     5,098       399      16,086    15,109       977
Federal insurance premium .........       288       266        22         828       786        42
Advertising and promotion .........       483     1,579    (1,096)      1,282     3,757    (2,475)
Amortization of cost over fair
 value of net assets acquired .....       709       706         3       2,130     2,066        64
Foreclosed asset activity, net ....      (205)       (7)     (198)     (1,470)      (53)   (1,417)
Other .............................     4,697     5,979    (1,282)     14,086    16,231    (2,145)
                                       ------    ------    ------     -------    ------    ------
 Non-interest expenses ............    21,126    24,866    (3,740)     61,274    71,165    (9,891)
                                       ------    ------    ------     -------    ------    ------
RBCO Operations
---------------
Employee compensation and benefits     12,415     5,517     6,898      25,346     5,517    19,829
Occupancy and equipment ...........       873       467       406       1,959       467     1,492
Advertising and promotion .........       337       192       145         846       192       654
Amortization of cost over fair
 value of net assets ..............       306       271        35         854       271       583
Other .............................     2,542     1,921       621       6,524     1,921     4,603
                                       ------    ------    ------     -------    ------    ------
Non-interest expenses .............    16,473     8,368     8,105      35,529     8,368    27,161
                                       ------    ------    ------     -------    ------    ------
Real Estate Operations
----------------------
Employee compensation and benefits        141       162       (21)        529       525         4
Advertising and promotion .........       152       177       (25)        537       501        36
Selling, general and administrative     1,243       812       431       3,225     2,691       534
                                       ------    ------    ------     -------    ------    ------
 Non-interest expenses ............     1,536     1,151       385       4,291     3,717       574
                                       ------    ------    ------     -------    ------    ------
Total non-interest expenses .......   $39,135   $34,385    $4,750    $101,094   $83,250   $17,844
                                       ======    ======     =====     =======    ======    ======

NON-INTEREST EXPENSES BANK OPERATIONS

        The decrease in employee compensation and benefits during the three and nine months ended September 30, 1999 compared to the same periods in 1998 resulted primarily from the Company's December 1998 restructuring which reduced the number of full time employees by approximately 115 and froze the accrual of benefits under the defined benefit pension plan. The Company's full time employees for bank operations declined by 210 at September 30, 1999 compared to September 30, 1998.

         Occupancy and equipment expenses increased during the three and nine months ended September 30, 1999 compared to the same periods in 1998 due to the expanded ATM network resulting in higher rental and repair and maintenance expenses.

     The decrease in advertising and promotion expenses during the three and nine months ended September 30, 1999 compared to the same 1998 periods resulted from:

     1) the introduction of BankAtlantic's new corporate logo during 1998 using a TV identity campaign,
     2) expenses relating to new products introduced by BankAtlantic during 1998, and
     3) promotions to introduce BankAtlantic's new branches in Miami-Dade County, Florida during 1998.

     Included in foreclosed asset activity, net during the three months ended September 30, 1999 was a $316,000 gain on the sale of foreclosed land acquired in connection with the 1996 acquisition of Bank of North America. Included in foreclosed asset activity, net for the nine months ended September 30, 1999 was a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property. The above gains on sales of foreclosed assets during the three and nine months ended September 30, 1999 were partially offset by real estate owned operating expenses.

     The decrease in other expenses during the three and nine months ended September 30, 1999 compared to the same periods during 1998 reflects lower operating expenses resulting primarily from the December 1998 restructuring and management's continuing focus on expense reduction. As a consequence of the above, the Company experienced a significant decrease in the following expense categories:

        1)  Stationery, printing and supplies,
        2)  Postage, and
        3)  Consulting.

     Additionally, corporate legal fees declined during the nine months ended September 30, 1999 compared to the same 1998 period primarily as a result of an insurance company reimbursement of $326,000 of previously expensed legal fees.

     The above declines in other expenses were partially offset by higher ATM expenses due to the expanded ATM network.

RBCO NON-INTEREST EXPENSES

     The significant increase in employee compensation and benefits during the three months ended September 30, 1999 compared to the same 1998 period was primarily due to increases in commission and bonus expenses associated with the Hudson City Bancorp initial public offering and salaries associated with the expansion of business activities. The expansion of business activities includes the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

     The increases in occupancy and equipment, advertising and other expenses during the three months ended September 30, 1999 compared to the same 1998 period resulted from the expansion of business activities mentioned above.

     The higher amortization of cost over fair value of net assets acquired during the three months ended September 30, 1999 compared to the same 1998 period was attributable to the June 28, 1999 acquisition of the Southeast Research Group which resulted in $30,000 of increased amortization of goodwill.

     RBCO non-interest expenses during the nine months ended September 30, 1999 were primarily impacted by the items discussed above. RBCO was acquired by the Company on June 30, 1998.

REAL ESTATE OPERATIONS NON-INTEREST EXPENSES

     Real estate operations non-interest expenses primarily related to SLWHC expenses. The increase in selling, general and administrative expenses during the three and nine months ended September 30, 1999 compared to the same 1998 period resulted from higher real estate taxes reflecting the purchase of additional land during 1999 and higher consulting fees. Included in selling, general and administrative expenses during the three and nine months ended September 30, 1999 was $150,000 and $450,000 of consulting fees, respectively, paid to the Abdo Companies, Inc., an affiliate of the Company. Additionally, included in selling, general and administrative expenses during the three and nine months ended September 30, 1999 were $95,000 of management fees paid to BFC Financial Corporation, an affiliate of the Company.

     During the three and nine months ended September 30, 1998, consulting fees of $50,000 were paid to the Abdo Companies, Inc. There was no management fee paid to BFC Financial Corporation during the three and nine months ended September 30, 1998.

SEGMENT REPORTING

     The table below provides segment information for continuing operations for the three and nine months ended September 30, 1999 and 1998:

                                       For the Three Months  For the Nine Months
(in thousands)                         Ended September 30,   Ended September 30,
--------------                         --------------------  -------------------
                                        1999       1998        1999       1998
Net Contribution After Income Taxes    ------     -------     ------     ------
Bank investment operations -
 wholesale residential ............   $ 2,459    $  1,645    $ 7,068    $ 6,763
Bank investment operations - other      1,602         (78)     5,294        702
Bank loan operations - retail
 products .........................    (2,673)       (396)    (4,440)      (456)
Bank loan operations - commercial
 products .........................     4,595       2,425     14,702      6,943
Real estate operations ............    (1,069)       (532)     1,492        977
Investment banking operations .....     3,976        (420)     1,575       (420)
                                       ------     -------     ------     ------
Net contribution ..................   $ 8,890    $  2,644    $25,691    $14,509
                                       ======     =======     ======     ======

BANK INVESTMENT OPERATIONS

     Segment net contribution from bank investment operations - other improved during the three and nine months ended September 30, 1999 compared to the same periods in 1998. The improvement resulted from increased earning assets relating primarily to the purchase of REMIC securities during the period. The higher interest expense and overhead also resulted from an increase in earning assets during the 1999 periods compared to the same periods during 1998. Non-interest income improved during the three months ended September 30, 1999 compared to the same period during 1998 due to lower losses from trading activities during 1999 compared to 1998.

     Segment net contribution from bank investment operations - wholesale residential increased during the three months ended September 30, 1999 compared to the same period in 1998 primarily from lower direct expenses resulting from the Company's 1998 restructuring. Segment net contribution from bank investment operations - wholesale residential increased during the nine months ended September 30, 1999 compared to the same period in 1998 primarily from increases in purchased residential loan yields as a result of decreased prepayments of the underlying loans and corresponding slower premium amortization during 1999 compared to 1998.

BANK LOAN OPERATIONS

     Segment net contribution from bank loan operations - commercial increased during the three months ended September 30, 1999 compared to the same 1998 period due to an improvement in the net margin, recognition of $408,000 of deferred interest income from a commercial real estate loan accounted for as a joint venture during 1998, higher interest earning balances resulting from loan growth, and higher noninterest income due to loan prepayment fees. Segment net contribution from bank loan operations - commercial also increased during the nine months ended September 30, 1999 compared to the same period in 1998 due to the items mentioned above as well as interest income recognized upon the full repayment of a $5.9 million nonaccrual loan and $1.2 million of deferred income recognized from the commercial real estate loan accounted for as a joint venture.

     Segment net contribution from bank loan operations - retail declined during the three and nine months ended September 30, 1999 primarily from an increase in the provision for loan losses. The additional provision for loan losses during 1999 was the result of increased small business and indirect consumer loan charge-offs and delinquency trends.

REAL ESTATE OPERATIONS

     Segment net contribution from real estate operations during the three months ended September 30, 1999 decreased compared to 1998 due to higher overhead allocation during 1999. The additional overhead allocation reflects a significant increase in intercompany borrowings during 1999 compared to 1998. Segment net contribution from real estate operations during the nine months ended September 30, 1999 increased primarily due to the sale of property in one joint venture.

INVESTMENT BANKING OPERATIONS

     Investment banking operations consisted of the operations of RBCO. During the three and nine months ended September 30, 1999, RBCO's net contribution increased significantly resulting primarily from the Hudson City Bancorp initial public offering. RBCO was acquired by the Company on June 30, 1998.

FINANCIAL CONDITION

     The Company's total assets at September 30, 1999 were $4.0 billion compared to $3.8 billion at December 31, 1998. The increase in total assets primarily resulted from increased:

     1) loans held for sale balances due to bulk purchases of residential loans categorized as held for sale,
     2) securities available for sale resulting from the purchase of REMIC's, and
     3)   tax  certificates  due to  certificates  purchased  in Florida in June
          1999.

     The above increases in total assets were partially offset by decreased:

     1) loans receivable resulting from the repayment of consumer indirect automobile loans and purchased residential loans held to maturity,
     2)   mortgage servicing rights resulting from the April 1999 sale, and
     3) trading securities due to lower RBCO state and municipality bond inventories.

     The Company's total liabilities at September 30, 1999 were $3.7 billion compared to $3.5 billion at December 31, 1998. The increase in total liabilities primarily resulted from increased:

     1) deposit balances reflecting the acquisition of brokered deposits and public funds and an increase in noninterest bearing deposit balances. The majority of the brokered deposits were acquired through RBCO,
     2) securities sold under agreements to repurchase used to fund securities available for sale growth, and
     3) bonds payable resulting from a roadway and improvement bond associated with the St. Lucie West development and other notes payable.

     The  above  increases  in  total   liabilities  were  partially  offset  by
decreased:

     1)   advances from FHLB due to maturities and redemptions,
     2) advances by borrowers for taxes and insurance reflecting the April 1999 sale of mortgage servicing rights which was completed during July 1999, and
     3) other liabilities resulting from activities associated with discontinued operations and restructuring charge liabilities.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

EQUITY PRICE RISK

         The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, trading and available for sale securities at September 30,

1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                   Available    Securities      Total
      Percent         Trading      for Sale      Sold Not       Dollar
     Change in      Securities    Securities       Yet       Change from
     Fair Value     Fair Value    Fair Value    Purchased         0%
     ----------     ----------    ----------    ---------    -----------
                            (dollars in thousands)
        20 %         $21,582       $31,584       $4,165        $ 9,555
        10 %         $19,784       $28,952       $3,818        $ 4,778
         0 %         $17,985       $26,320       $3,471        $     0
       (10)%         $16,187       $23,688       $3,124        $(4,778)
       (20)%         $14,388       $21,056       $2,777        $(9,555)

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

     The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the
Company's:

     /bullet/  loan portfolio,
     /bullet/  debt securities available for sale,
     /bullet/  investment securities,
     /bullet/  FHLB stock,
     /bullet/  Federal Funds sold,
     /bullet/  government securities,
     /bullet/  Eurodollar  time  deposit  options and  futures
     /bullet/ deposits, including brokered deposits and public funds, /bullet/ advances from FHLB,
     /bullet/  securities sold under agreements to repurchase,
     /bullet/  Federal   Funds   purchased,
     /bullet/  Notes  and  Bonds   payable
     /bullet/  Subordinated Debentures,
     /bullet/  Trust Preferred Securities,  and
     /bullet/  off-balance sheet loan commitments,

     The Company has fixed rate loan commitments aggregating $12.6 million at September 30, 1999.

     The model calculates the net potential gains and losses in net portfolio fair value by:

    (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 1999,

    (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

    (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

     Presented below is an analysis of the Company's interest rate risk at September 30, 1999 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                               Net Portfolio
                   Changes        Value          Dollar
                   in Rate        Amount         Change
                   -------     -------------     -------
                          (Dollars in thousands)
                  +200 bp        $270,473       $(77,835)
                  +100 bp        $309,094       $(39,214)
                     0 bp        $348,308       $      0
                 (100) bp        $380,643       $ 32,335
                 (200) bp        $351,428       $  3,120

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

     /bullet/   loan prepayment rates,
     /bullet/   deposit decay rates,
     /bullet/   market values of certain assets under the representative
                interest rate scenarios, and
     /bullet/   repricing of certain deposits and borrowings

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

LIQUIDITY AND CAPITAL RESOURCES

     On October 1, 1999, the Company entered into a strategic relationship and agreed to invest $15 million in cash and shares of the Company's Class A common stock in an internet-based company which provides marketing information, application solutions and customer relationship management applications. In exchange for its investment, the Company received appoximately 12.37% of this Company's currently outstanding common stock. The Company will pay $10 million in cash over a five month period commencing in October, 1999 and issued on October 6, 1999 848,364 shares of restricted Class A common stock to this Company. The Company anticipates benefits from this strategic relationship through the exchange of ideas and cooperation in the development by this Company of technology and support systems for use by financial institutions. The Company is entitled to select two nominees to participate as directors on the Board of Directors of this Company.

     On August 23, 1999, BankAtlantic Development Corporation, a wholly owned subsidiary of the Company, entered into an agreement to buy Levitt Corporation, headquartered in Boca Raton, Florida. Levitt is currently operating in Florida and is focused on the development of active adult communities. The purchase price for the acquisition is approximately $21 million in cash, subject to adjustments. The transaction will be accounted for under the purchase method of accounting, however it is not anticipated to create goodwill. Closing of the acquisition is expected to occur by late 1999 or early next year and is subject to a number of conditions, including receipt of required regulatory approvals.

     On July 15, 1999, the Company announced it had established strategic alliances for the purpose of providing BankAtlantic customers with a full range of internet banking and financial services. The Company has entered into contracts with Edify Corporation, NCR Corporation, M&I Data Services and CheckFree Corporation. These companies will assist BankAtlantic in the development of web based banking. The cost of the above contracts is estimated at $1.7 million, the majority of which will be capitalized and amortized over three years.

     During the second quarter of 1999, the Company acquired for $3.0 million a 9.9% ownership interest in 1stVirtual, Inc., an independent company formed to engage in internet banking that raised an aggregate of $31 million in a private offering from institutional and individual investors. BankAtlantic has agreed subject to receipt by BankAtlantic of regulatory approval, to allow 1stVirtual to operate as a division of BankAtlantic until such time as their thrift charter is obtained. At that time, subject to the terms of a purchase and assumption agreement, 1stVirtual will buy the assets and liabilities of the division at cost. At the time of the acquisition of the division, BankAtlantic will be entitled to receive the greater of 50% of 1stVirtual's profits from the calendar month after deposit products are first offered by the division through the end of the calendar month subsequent to the closing date or $10,000 per month for the period that deposit products are first offered by the division through the closing date. BankAtlantic will be reimbursed for 100% of any losses in the division. This investment in 1stVirtual is included in the Statement of Financial Condition as securities available for sale.

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $1.6 million to repurchase and retire 221,345 shares of Class B common stock during the three months ended September 30, 1999.

     BankAtlantic's primary sources of funds during the first nine months of 1999 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances and securities sold under agreements to repurchase, sales of property and equipment, sales of FHLB stock, sales of mortgage servicing rights and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, pay dividends, repay advances from borrowers for taxes and insurance and to purchase FHLB stock, tax certificates, trading securities, joint venture investments and securities available for sale and acquire common stock. At September 30, 1999, BankAtlantic met all applicable liquidity and regulatory capital requirements.

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

     The Company's commitments to originate loans at September 30, 1999 were $173.8 million compared to $169.0 million at September 30, 1998. Additionally at September 30, 1998, the Company had commitments to purchase securities available for sale of $12.0 million. The Company did not have any commitments to purchase loans and securities available for sale at September 30, 1999. At September 30, 1999, loan commitments were 6.8% of net loans receivable. At September 30, 1999, commitments to sell fixed rate mortgage backed securities were $9.6 million.

     LTI is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At September 30, 1999, the amount of lease payments subject to such recourse provisions was approximately $3.4 million and a $137,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

        At the indicated date BankAtlantic's capital amounts and ratios were:

                                                                      To be Well
                                                  For Capital      Capitalized Under
                                                    Adequacy       Prompt Corrective
                                  Actual            Purposes       Action Provisions
                             ---------------    ---------------    -----------------
                             Amount   Ratio     Amount    Ratio    Amount     Ratio
                             -------  ------    -------   -----    -------    ------
(In thousands)
AT SEPTEMBER 30, 1999:
Total risk-based capital    $349,611  14.27% > $196,026 > 8.00% >  $245,033 > 10.00%
                                             =          =       =           =
Tier I risk-based capital   $318,847  13.01% > $ 98,013 > 4.00% >  $147,020 >  6.00%
                                             =          =       =           =
Tangible capital ........   $318,847   8.39% > $ 56,994 > 1.50% >  $ 57,021 >  1.50%
                                             =          =       =           =
Core capital ............   $318,847   8.39% > $151,985 > 4.00% >  $189,981 >  5.00%
                                             =          =       =           =
AT DECEMBER 31, 1998:
Total risk-based capital    $336,131  13.92% > $193,150 > 8.00% >  $241,438 > 10.00%
                                             =          =       =           =
Tier I risk-based capital   $305,860  12.67% > $ 96,575 > 4.00% >  $144,863 >  6.00%
                                             =          =       =           =
Tangible capital ........   $305,860   8.48% > $ 54,111 > 1.50% >  $ 54,111 >  1.50%
                                             =          =       =           =
Core capital ............   $305,680   8.48% > $144,297 > 4.00% >  $180,371 >  5.00%
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

     The Company's wholly owned subsidiary, RBCO, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At September 30, 1999, RBCO's regulatory net capital was approximately $12.9 million, which exceeded minimum net capital rule requirements by $11.9 million.

     RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 1999.

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

     The Company has completed its action plan for mission critical and non-critical systems and processes.

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

     The Company relies on third party vendors to perform loan, deposit, general ledger, clearing agent functions and other application processing. The Company has monitored the Year 2000 progress of its mission critical and non-mission critical vendors. Most contracts with vendors signed after January 1998 have included Year 2000 warranty language. While the Company believes that these contractual provisions are enforceable, the Company nevertheless has established alternatives in its contingency planning in the event Year 2000 problems arise. For those contracts signed prior to January 1998, the Company has worked closely with vendors to evaluate Year 2000 compliance. The Company sent out questionnaires to all of its vendors and 62% of the total vendors responded, including 100% of the mission critical vendors. Thirty-three vendors have been identified as providing mission critical systems, processes or services. All but one of the mission critical vendors are believed to be Year 2000 compliant. The one noncompliant vendor is a governmental agency which provides software for regulatory reports filed with such agency. The Company expects to receive an upgraded version of the reporting software from the governmental agency later this year, however the reporting requirement can be satisfied by filing manual documents if the software is not compliant. Although the Company expects all of its vendors to be Year 2000 compliant, the Company may experience adverse consequences if any of its vendors or the services provided by the vendors are impacted by Year 2000 computer failures. Included in the Statement of Operations during the three and nine months ended September 30, 1999 and 1998 were $32,000 and $125,000 and $87,000 and $150,000, respectively, of third party expenses related to the Year 2000 action plan. The Company estimates that it will spend approximately $75,000 on Year 2000 consulting services, $100,000 on software and hardware maintenance specifically related to Year 2000, $100,000 on RBCO system upgrades and consulting services and $150,000 for contingency planning during the remainder of 1999. The above items were or will be expensed as incurred and do not include employee compensation allocated for time spent on the Year 2000 project. Included in the above Year 2000 expenses are remediation expenses. Remediation expenses through September 30, 1999 were approximately $25,000.

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

     Commercial Loans - The majority of our commercial loans are collateralized by real estate, some of which involve land only, which mitigates the Bank's risk for this category of loan. The Company has sent out Year 2000 questionnaires to all commercial loan borrowers and received a 54% response rate. The Commercial Loan officers have had one-on-one meetings with each borrower to discuss Year 2000 issues. Based on the responses and the meetings, the officer's categorized each loan as High, Medium or Low Year 2000 risk. High risk loans are being monitored to determine the Borrower's progress towards Year 2000 compliance. Once achieved, the loan is moved to a lower risk category. There have been no loans made in 1999 that are considered High Risk. Should BankAtlantic decide to extend credit to a high risk borrower, policies are in place to mitigate the risk, such as charging a premium on the loan's interest rate.

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





         Exhibits and Reports on Form 8K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BANKATLANTIC BANCORP, INC.


November 15, 1999                       By:        /s/Alan B. Levan
-----------------                          --------------------------------
     Date                                           Alan B. Levan
                                                Chief Executive Officer/
                                                 Chairman/President



November 15, 1999                       By:      /s/Frank V. Grieco
-----------------                          --------------------------------
    Date                                         Frank V. Grieco
                                            Senior Executive Vice President,
                                                Principal Financial and
                                                   Accounting Officer

                                                                     EXHIBIT 11
EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share.

                                                For the Three Months ended             For the Three Months ended
(In thousands, except share data and                September 30, 1999                     September 30, 1998
 percentages)                             -----------------------------------     -----------------------------------
                                            Class A       Class B       Total       Class A        Class B        Total
                                          ----------     ---------      ------     ----------     ----------     -------
BASIC NUMERATOR
Actual dividends declared ...........    $       758    $       228    $   986    $       735    $       260    $    995
Basic allocation of  undistributed
 earnings from continuing operations           6,051          1,853      7,904          1,269            380       1,649
                                          ----------     ----------     ------     ----------     ----------     -------
Income from continuing operations ...          6,809          2,081      8,890          2,004            640       2,644
Income from discontinued operations .            286             87        373         (9,377)        (2,811)    (12,188)
                                          ----------     ----------     ------     ----------     ----------     -------
Net income ..........................    $     7,095    $     2,168    $ 9,263    $    (7,373)   $    (2,171)   $ (9,544)
                                          ==========     ==========     ======     ==========     ==========     =======
BASIC DENOMINATOR
Weighted average shares outstanding .     30,583,412     10,295,600                31,480,764     10,384,137
                                          ==========     ==========                ==========     ==========
Allocation percentage ...............          76.57%         23.43%                    76.93%         23.07%
                                          ==========     ==========                ==========     ==========
Basic earnings per share ............    $      0.23    $      0.21               $     (0.23)   $     (0.21)
                                          ==========     ==========                ==========     ==========
DILUTED NUMERATOR
Actual dividends declared ...........    $       758    $       228    $   986    $       735    $       260    $    995
                                          ----------     ----------     ------     ----------     ----------     -------
Basic allocation of  undistributed
 earnings from continuing operations           6,051          1,853      7,904          1,269            380       1,649
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage .........................            509           (509)         0            (21)            21           0
                                          ----------     ----------     ------     ----------     ----------     -------
Diluted allocated undistributed
 earnings from continuing operations           6,560          1,344      7,904          1,248            401       1,649
                                          ----------     ----------     ------     ----------     ----------     -------
Interest expense on convertible debt           1,250            256      1,506              0              0           0
                                          ----------     ----------     ------     ----------     ----------     -------
Dilutive net income from continuing
  operations ........................          8,568          1,828     10,396          1,983            661       2,644
Dilutive net income from discontinued
  operations ........................            309             64        373         (9,225)        (2,963)    (12,188)
                                          ----------     ----------     ------     ----------     ----------     -------
Net income ..........................    $     8,877    $     1,892    $10,769    $    (7,242)   $    (2,302)   $ (9,544)
                                          ==========     ==========     ======     ==========     ==========     =======
DILUTED DENOMINATOR
Basic weighted average shares
 outstanding ........................     30,583,412     10,295,600                31,480,764     10,384,137
Convertible debentures ..............     17,870,080              0                         0              0
Options .............................        308,795        682,697                   531,344        924,877
                                          ----------     ----------                ----------     ----------
Diluted weighted average shares
 outstanding ........................    48,762,287     10,978,297                 32,012,108     11,309,014
                                         ==========     ==========                 ==========     ==========
Allocation percentage ...............         83.01%         16.99%                     75.69%         24.31%
                                              =====          =====                      =====          =====
Diluted earnings per share ..........   $      0.18    $      0.17                $     (0.23)   $     (0.21)
                                         ==========     ==========                 ==========     ==========

                                             For the Nine Months Ended                  For the Nine Months Ended
(In thousands, except share data and             September 30, 1999                         September 30, 1998
 percentages)                           ------------------------------------     -------------------------------------
                                         Class A        Class B       Total       Class A        Class B        Total
                                        ----------     ----------     ------     ----------     ----------     -------
BASIC NUMERATOR
Actual dividends declared ..........   $     2,182    $       746    $ 2,928    $     2,042    $       765    $  2,807
Basic allocation of  undistributed
 earnings from continuing operations        17,407          5,356     22,763          8,771          2,931      11,702
                                        ----------     ----------     ------     ----------     ----------     -------
Income from continuing operations ..        19,589          6,102     25,691         10,813          3,696      14,509
Income from discontinued operations            898            276      1,174         (9,299)        (3,107)    (12,406)
                                        ----------     ----------     ------     ----------     ----------     -------
Net income .........................   $    20,487    $     6,378    $26,865    $     1,514    $       589    $  2,103
                                        ==========     ==========     ======     ==========     ==========     =======
BASIC DENOMINATOR
Weighted average shares outstanding     30,554,979     10,339,276                28,642,442     10,524,893
                                        ==========     ==========                ==========     ==========
Allocation percentage ..............         76.47%         23.53%                    74.96%         25.04%
                                        ==========     ==========                ==========     ==========
Basic earnings per share ...........   $      0.67    $      0.62               $      0.05    $      0.06
                                        ==========     ==========                ==========     ==========
DILUTED NUMERATOR
Actual dividends declared ..........   $     2,182    $       746    $ 2,928    $     2,042    $       765    $  2,807
                                        ----------     ----------     ------     ----------     ----------     -------
Basic allocation of  undistributed
 earnings from continuing operations        17,407          5,356     22,763          8,771          2,931      11,702
Reallocation of basic undistributed
 earnings due to change in
 allocation percentage .............         1,468         (1,468)         0          (163)            163           0
                                        ----------     ----------     ------     ----------     ----------     -------
Diluted allocated undistributed
 earnings from continuing operations        18,875          3,888     22,763         8,608           3,094      11,702
                                        ----------     ----------     ------     ----------     ----------     -------
Interest expense on convertible debt         3,742            771      4,513             0               0           0
                                        ----------     ----------     ------     ----------     ----------     -------
Dilutive net income from continuing
 operations ........................        24,799          5,405     30,204        10,650           3,859      14,509
Dilutive net income from
 discontinued operations ...........           973            201      1,174        (9,127)         (3,279)    (12,406)
                                        ----------     ----------     ------     ----------     ----------     -------
Net income .........................   $    25,772    $     5,606    $31,378    $    1,523     $       580    $  2,103
                                        ==========     ==========     ======     ==========     ==========     =======
DILUTED DENOMINATOR
Basic weighted average shares
 outstanding .......................    30,554,979     10,339,276                28,642,442     10,524,893
Convertible debentures .............    17,872,231              0                         0              0
Options ............................       337,700        708,489                   780,116      1,104,198
                                        ----------     ----------                ----------     ----------
Diluted weighted average shares
 outstanding .......................    48,764,910     11,047,765                29,422,558     11,629,091
                                        ==========     ==========                ==========     ==========
Allocation percentage ..............         82.92%         17.08%                    73.57%         26.43%
                                        ==========     ==========                ==========     ==========
Diluted earnings per share .........   $      0.53    $      0.51               $      0.05    $      0.05
                                        ==========     ==========                ==========     ==========