Form 10-K405
period 1999-12-31
BANKATLANTIC BANCORP INC
filed 2000-03-30
CIK 921768

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -----------------------------------------
                             NEW YORK STOCK EXCHANGE

                               TITLE OF EACH CLASS
                 -----------------------------------------------
                 CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -----------------------------------------
                             NASDAQ NATIONAL MARKET

                                 TITLE OF CLASS
                 -----------------------------------------------
                 CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE

       Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ X ]

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 13, 2000 was approximately $25.4 million.

       The number of shares of Registrant's Class A Common Stock outstanding on March 13, 2000 was 31,655,422.

       The number of shares of Registrant's Class B Common Stock outstanding on March 13, 2000 was 10,370,175.

       Portions of the 1999 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders, are incorporated in Part III of this report.


================================================================================

                                     PART I

                                ITEM I. BUSINESS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company" or "Bancorp") and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and affects of increased leverage, economic, competitive and other factors affecting the Company and its operations, markets, products and services, credit risks and the related sufficiency of its allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, the profitability of its banking as well as non-banking initiatives, and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

GENERAL

THE COMPANY

         The Company is a unitary savings bank holding company and is subject to regulatory oversight by the Office of Thrift Supervision ("OTS") because it owns all of the outstanding stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic"). The Company is required to register with the OTS and is subject to OTS examination, supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities and Exchange Act due to its publicly held equity and debt securities. BFC Financial Corporation ("BFC") owned 47.5% of the Company's voting common stock at December 31, 1999 and is also subject to the same oversight by the OTS. The Company's principal assets include the capital stock of:

         o        BankAtlantic, and its subsidiaries and

         o Ryan, Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries.

         RBCO is subject to regulation, examination, supervision and reporting by various agencies. See "Regulation and Supervision."

BANKATLANTIC

         BankAtlantic is headquartered in Ft. Lauderdale, Florida. BankAtlantic provides a full range of commercial banking products and services directly and through subsidiary corporations. The principal business of BankAtlantic is attracting checking and savings deposits from the public and general business customers and using these deposits to originate or acquire commercial, small business, residential and consumer loans and to make permitted investments such as the investments in mortgage-backed securities, tax certificates and other investment securities.

         BankAtlantic currently operates in 18 Florida counties through 68 branch offices, with 11 in Miami-Dade County, 22 in Broward County, 6 in the Tampa Bay area and 13 in Palm Beach County as well as 16 branches located throughout Florida in Wal-Mart SuperStores. As reported by an independent statistical reporting service, BankAtlantic is the largest independent financial institution headquartered in the State of Florida based on assets at September 30, 1999. BankAtlantic is regulated and examined by the OTS and the Federal Deposit Insurance Corporation ("FDIC") and its deposit accounts are insured up to applicable limits by the FDIC.

         BankAtlantic Development Corp ("BDC") a wholly owned subsidiary of BankAtlantic whose primary activities relate to the St. Lucie West Holding Corp. ("SLWHC"), the developer of the master planned community of St. Lucie West, ("SLW") located in St. Lucie County, Florida. On December 28, 1999, BDC completed the acquisition of Levitt Corporation ("Levitt"), which is focused on the development of active adult communities.

SEGMENTS

         The Company considers its business segments to be bank loan operations, bank investment operations, real estate operations and investment banking operations. Bank loan operations consist primarily of BankAtlantic's branch network, sales force and loan originations to bank customers. Bank investment operations consist of mortgage-backed securities, tax certificates, other investment securities and bulk purchases of wholesale residential loans. Real estate operations consist of SLW, Levitt and other real estate joint ventures operated under BDC. Investment banking operations consist of RBCO. During the fourth quarter of 1998 management decided to exit the mortgage servicing business ("MSB") and all such activities ceased in 1999. The MSB activities are classified as discontinued operations.

BANK LOAN OPERATIONS

         GENERAL -- BankAtlantic's lending activities include residential real estate lending, commercial lending (consisting of commercial real estate and commercial business lending), syndicated commercial loans, international lending, small business lending (primarily commercial non-mortgage loans under $1.0 million), lease financing, consumer lending (primarily consisting of loans secured by subordinate liens on residential real property, home equity loans, loans secured by automobiles and boats and unsecured signature loans), banker's acceptances and issuances of standby letters of credit. See "Regulation and Supervision" for a description of restrictions on BankAtlantic's lending activities.

         COMMERCIAL REAL ESTATE LOANS -- BankAtlantic's commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties.
BankAtlantic's commercial real estate loan originations include:

         o mortgage loans for commercial and industrial properties primarily with five to seven year maturities,

         o        construction loans secured by income producing properties,

         o        residential development loans and

         o        land acquisition and development loans

         BankAtlantic's commercial real estate loans, other than those relating to BankAtlantic's affiliated joint ventures, typically are based on a maximum of 75% of the collateral's appraised value and typically require the borrower to maintain escrow accounts for real estate taxes and insurance. The loans and BankAtlantic's investment in affiliated joint ventures results in consolidated exposure in excess of the typical loan to value ratio. Prior to making a loan BankAtlantic considers the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. BankAtlantic normally requires that these loans be guaranteed by one or more of the principals of the borrowing entity.

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

         SYNDICATED BUSINESS LOANS -- The corporate Syndications Group actively pursues opportunities in multi-bank credit facilities to middle market corporations arranged by lead institutions. The focus of the lending activities is typically Florida based companies. On a selected basis, the companies may be headquartered elsewhere.

         The typical credit facility is between three to six years encompassing both revolving and term loans with LIBOR and prime based variable interest rates. The facilities finance working capital, acquisition, and general corporate purposes. Primarily these facilities are collateralized by the assets of the corporation.

         Commercial real estate and construction and development loans present more credit risk than residential first mortgages, since many of the loans may be secured by property in the early stages of development. BankAtlantic's competitors over the last several years have also increased their available funding for commercial real estate projects. Increased availability of funds could result in over-building and a decline in real estate values. A decline in the real estate market in Florida, increases in interest rates, or a decline in general economic conditions could have a material adverse effect on BankAtlantic's financial condition and results of operations.

         Commercial and syndicated business loans generally have a higher degree of risk than residential loans because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals or guarantors.

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

         Residential real estate loans are generally less risky than other loans, since the collateral is secured by residential real estate of primarily owner occupied properties located primarily in BankAtlantic's market area.

         INTERNATIONAL LENDING -- BankAtlantic's international lending operations provide the following:

         o trade financing for correspondent financial institutions in Latin America, including pre-export financing, advances on letters of credit and banker's acceptances,

         o trade financing for local commercial customers who are primarily importing from or exporting to Latin America,

         o term financing of the export of United States goods and services guaranteed by the EximBank and

         o        other correspondent banking services.

         Loans to correspondent banks' generally have LIBOR based interest rates and other international loans generally have prime based interest rates and have maturities of one year or less.

         SMALL BUSINESS LENDING -- BankAtlantic's small business loans are generally made to companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Small business loans are originated on a secured or unsecured basis and do not exceed $1.0 million. These loans are originated with maturities primarily ranging from one to three years or on demand. Lines of credit are due upon demand. Small business loans typically have either fixed or variable prime based interest rates.

         LEASE FINANCING-- BankAtlantic leases and finances equipment to corporate customers through its subsidiary, Leasing Technology, Inc. ("LTI"). LTI principally leases or finances trucks and manufacturing and construction equipment to businesses located primarily in Miami-Dade, Broward and Palm Beach Counties in Florida. LTI's loans and leases are secured by the acquired equipment and generally do not exceed $400,000 per financing. These loans and leases are originated with terms ranging from two to five years. Residuals are typically less than 10% of the original purchase price of the equipment. The lease interest component is at a fixed rate.

         Small business loans and lease financing generally have a higher degree of risk than residential loans because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

         CONSUMER LOANS -- During 1999 BankAtlantic only originated consumer loans directly through its branch network and sales force of business bankers. In the fourth quarter of 1998, BankAtlantic ceased the indirect origination of loans through automobile dealers. Direct consumer loan originations consist of:

         o        home equity lines of credit,

         o        second mortgages on owner occupied residences,

         o        automobile loans,

         o        overdraft lines of credit, and

         o        loans secured by deposits.

Direct consumer loans are originated with fixed or variable prime-based interest rates with terms ranging from one to 15 years.

         Consumer loans, especially indirect automobile loans generally present more credit risk than other types of loans, such as home equity or residential real estate loans.

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

BANK LOAN OPERATIONS - ADMINISTRATION

         UNDERWRITING -- BankAtlantic evaluates a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial and syndicated business loans of $1.0 million or more require the approval of BankAtlantic's Major Loan Committee. The Major Loan Committee consists of the Chief Executive Officer; Vice Chairman; Chief Credit Officer; Executive Vice President; Commercial Lending; and certain other Officers of the Bank. Residential and consumer loans of $500,000 or more also require the approval of BankAtlantic's Major Loan Committee. The Chief Credit Officer must approve all small business loans at or above $500,000 but less than $1.0 million. The President of LTI must approve all leases in excess of $75,000.

         International loan underwriting procedures assess the country risk and the credit quality of the borrower. International loans to correspondent banks must be approved by the International Loan Committee ("ILC"). The ILC committee includes the Chief Credit Officer, certain Executive Vice Presidents, the Miami-Dade County President, and the Manager of International Lending.

         The Country Risk Committee ("CRC") also monitors the international loans. The CRC members include the ILC members and an independent economist. The CRC meets monthly to review each country and establish guidelines by country, including amount of exposure, acceptable types of transactions, and duration.

         COMMITMENTS -- BankAtlantic issues commitments to originate residential loans. Loan commitments are issued for purchasing and refinancing residential properties. In most cases, residential loan commitments are limited to 60 days and are issued after the loan is approved. BankAtlantic offers interest rate "locks" for a fee for periods of up to 270 days. BankAtlantic also issues commitments for commercial real estate and commercial business loans (including syndication loans). In most cases these commitments are for three months. BankAtlantic extends credit to financial institutions in Latin America which can be terminated at any time by BankAtlantic. Financial institutions are evaluated on a case by case basis.

         ALLOWANCE FOR LOAN LOSSES, NON-PERFORMING ASSETS, CLASSIFIED ASSETS AND IMPAIRED LOANS -- In determining the adequacy of its allowance for loan losses, management segregates the loan portfolio into broad categories as described under Bank Loan Operations. BankAtlantic provides for a general allowance for losses inherent in the portfolio by category, which consists of two components. First, general loss percentages are calculated based upon historical loss analyses. In considering this portion of the allowance, greater emphasis is placed on current trends, if such trends are adverse. Secondly, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the proceo
This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations, including the following: trends in delinquencies and non-accruals; trends in the portfolio, volume, terms and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies, personnel and procedures; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

         Specific allowances are provided when a collateral analysis on a classified loan indicates that there will be a probable loss upon liquidation of the collateral.

         A loan is considered impaired when collection of principal and interest, based on the contractual terms of the loan, is not probable. BankAtlantic measures impairment based on:

         o the present value of the expected future cash flows of the impaired loan, discounted at the loan's original effective interest rate,

         o        the observable market price of the impaired loan, or

         o the fair value of the collateral of a collateral-dependent loan.

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

         Loans collectively reviewed by BankAtlantic for impairment include all residential, consumer small business loans, lease financings and performing commercial real estate and business loans under $1.0 million, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral. BankAtlantic's impaired loans that are evaluated individually include non-accrual commercial loans, restructured loans, and performing commercial loans less than 90 days delinquent where management does not expect the loans to be repaid in accordance with their contractual terms but which are expected to be collected in full.

BANK INVESTMENT OPERATIONS

         DEBT AND EQUITY SECURITIES -- The Company has a portfolio of debt and equity securities. Additionally, BankAtlantic's investment portfolio consists primarily of mortgage-backed securities ("MBS"), treasury notes, real estate mortgage investment conduits ("REMIC") and tax certificates.

         The Company's equity investments primarily consist of private placements in technology companies and investments in public companies. The debt securities are primarily Trust Preferred Securities in other financial institutions and corporate bonds.

         On October 1, 1999, the Company entered into a strategic relationship and invested $15 million in cash and shares of the Company's Class A common stock in a technology company which provides marketing information, application solutions and customer relationship management applications. In exchange for its investment, the Company received approximately 12.47% of the technology company's outstanding common stock. The Company paid $10 million in cash and issued 848,364 shares of restricted Class A common stock to this company. The Company anticipates benefits from this strategic relationship through the exchange of ideas and cooperation in the development by this company of technology and support systems for use by financial institutions. The Company is entitled to select two nominees to participate as directors on the Board of Directors of this company and an officer of this company serves as a director on the Company's Board of Directors. The investment in this company is accounted for as an investment security included in the Statement of Financial Condition as investment securities.

        During the second quarter of 1999, the Company acquired for $3.1 million a 8.3% ownership interest in 1stVirtual, Inc. ("1st Virtual"), an independent company formed to engage in internet banking that raised an aggregate of $37 million in a private offering from institutional and individual investors. The OTS approved 1st Virtual for a Thrift charter in February 2000. Upon FDIC approval 1st Virtual will begin internet-banking operations. The investment in 1stVirtual is accounted for as an investment security included in the Statement of Financial Condition as investment securities.

         MBS are pools of residential loans which are made to consumers and then resold by the Government National Mortgage Corporation ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") in the open market.

         MBS have fixed or variable rates ("ARMs") and either 15-30 year maturities or 5-7 year balloon maturities. BankAtlantic generally invests in ARMs or 5-7 year balloon MBS which are insured or guaranteed by the above agencies.

         REMIC's are collateralized mortgage obligations. BankAtlantic generally invests in highly rated securities issued by FNMA or FHLMC with average duration of three to five years for fixed rate products and of longer duration for variable rate products.

         BankAtlantic expanded its proprietary trading group during 1999. Their activities include trading in options and future contracts on U.S. Treasury Notes and Bonds as well as Eurodollar time deposits that settle in three months or leo Eurodollar time deposits are indexed to the LIBOR interest rate.

         TAX CERTIFICATES -- Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic's experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period. Other than in Florida and Georgia, there is no significant concentration of tax certificate holdings in any one taxing authority.

         The risks BankAtlantic has experienced with tax certificates have related to:

         o the risk that additional funds may be required to purchase other certificates relating to the property,

         o        the risk that the underlying property may be unusable, and

         o the risk that potential environmental concerns may make taking title to the property untenable.

         PURCHASED RESIDENTIAL LOANS -- BankAtlantic purchases residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, BankAtlantic reviews the seller's underwriting policies and also subjects certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to:

         o        loan amount,

         o        type of property,

         o        state of residence,

         o        loan-to-value ratios,

         o        borrower's sources of funds,

         o        appraisal, and

         o        loan documentation.

         BankAtlantic enters into contracts to purchase residential loans from mortgage bankers, investment bankers and other financial institutions. These contracts commit BankAtlantic to purchase the residential loans in 30 to 60 days subject to the loans meeting BankAtlantic's underwriting guidelines.

         BankAtlantic's Capital Markets Group purchases residential loans on the secondary market with the intent to package and sell, securitize or retain these loans based on their individual characteristics. The Company evaluates these loan purchases prior to acquisition to designate appropriate classification and either classifies the loans as "held for sale" or "held for investment". The Capital Markets Group participates in government agency trust fund terminations. A trust fund termination is a bidding process whereby the trust fund sells the trust collateral to the highest bidder. The trust collateral generally consists of mortgage loans, delinquent mortgage loans, and REO properties. Before entering a bid, the Capital Markets Group reviews a percentage of the performing loan files and all of the loan files for non-performing loans and REO properties. Upon acquisition of the trust collateral, the Company segregates the performing loan portfolio into three groups: (1) loans held for sale to other financial institutions, (2) loans held for sale designated for securitizations and (3) loans held for portfolio. The non-performing loans are evaluated and either a work-out agreement is executed with the borrower or the Company forecloses on the property and sells the REO.

         Purchased wholesale residential loans included in bank investment operations are generally secured by real estate located outside of BankAtlantic's primary market area. Performance of these loans may be influenced by the condition of the economy where the collateral is located and collection risk.

REAL ESTATE OPERATIONS

         LEVITT CORPORATION ACTIVITIES -- The Levitt Corporation and subsidiaries ("Levitt") was acquired by BDC on December 28, 1999. Levitt is the successor to Levitt and Sons, Incorporated organized in 1929. Levitt today is actively engaged in sales and construction of single-family homes and multi-family homes, and the sale of rental apartment complexes primarily in Florida.

         Levitt's business is affected by several factors such as housing affordability, increased land costs, legislated growth restrictions, sewer and water moratoria and infrastructure requirements.

         Levitt generally builds subdivisions on undeveloped suburban land having access to water and sewer services, although it does occasionally purchase fully developed land. Development plans must be approved by local authorities, which may take up to two years or more after the signing of a purchase contract. Levitt provides home purchasers with warranties against construction defects for a period of up to two years from the date of purchase. Levitt also has investments in joint ventures in which it has a 50% and 75% equity interest. The joint ventures develop single-family homes and rental apartment complexes.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE ACTIVITIES -- BDC acquired SLWHC in late 1997. SLWHC is the developer of the master planned community of St. Lucie West, located in St. Lucie County, Florida. SLWHC develops commercial and residential parcels for sale to large developers. SLWHC incurred $5.9 million in annual operating expenses during the year ended December 31, 1999. In the future, periodic sales at SLW may not be adequate to cover operating expenses. Additionally, none of the joint ventures which are in development have any operating history. There is no guarantee that such ventures will be profitable. Interest rate levels existing since the acquisition of SLWHC have generally had a positive impact on the pace of home sales and construction; however, current increases in interest rates may reverse this effect.

         BDC has also invested in six real estate joint ventures. Five of these joint ventures are in various stages of development. These joint ventures required equity investments by BDC at the inception of the project of 44.5 ? 90% of the total venture equity with potential profit sharing of 40-50% in future years. BankAtlantic has also provided financing to these joint ventures on terms which are generally the same as offered to third parties, except for certain joint ventures for which the Company has financed the other partner's equity contribution. Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture.

         The development business and homebuilding industry in which the Company is engaged have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. The Company must obtain for its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. The Company is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of a project.

         The real estate development business and homebuilding industries are subject to various environmental regulations, including those relating to soil condition, hazardous materials, air quality and traffic. The impact of environmental regulations is evaluated on a project by project basis and the estimated costs of remediation or insurance are accounted for in plan/development or job costing. The Company often places property considered for development under an option purchase contract pending environmental review and other feasibility studies.

INVESTMENT BANKING OPERATIONS

         RBCO is principally engaged in the underwriting, market making, distribution and trading of tax-exempt obligations and financial institution debt and equity securities. As investment bankers, RBCO provides capital-raising and advisory services in addition to complete mergers and acquisitions transaction management. The firm provides these investment banking services to financial institutions, emerging growth and middle market companies.

         A registered broker-dealer with the Securities and Exchange Commission ("SEC"), RBCO also offers a general securities business with extensive investment and research products for retail and institutional clients. The firm operates on a fully disclosed basis with its clearing firm, the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. The firm?s clients consist primarily of:

         o high net worth individuals (primarily in New Jersey, other Mid-Atlantic and Northeastern states and Florida)

         o financial institutions (primarily in New Jersey, Pennsylvania and Florida)

         o institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors)

         o to a lesser extent, insurance companies and specialty finance companies.

         RBCO's money management subsidiary, Cumberland Advisors, Inc., was acquired in 1998 and supervises approximately $500 million in assets for individuals, institutions, retirement plans, governmental entities and cash management portfolios.

         In 1999, RBCO began offering variable and fixed rate annuities and mutual fund shares to BankAtlantic customers through BankAtlantic's branch network. Also in 1999, RBCO hired a group of investment bankers to focus on non-financial institutions business, expanding into emerging growth and middle market companies. Later in the year, RBCO acquired Southeast Research Partners, a Florida based research and institutional brokerage company.

         The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. RBCO's business and its profitability are affected by many factors including:

         o        the volatility and price levels of the securities markets,

         o        the volume, size and timing of securities transactions,

         o        the demand for investment banking services,

         o        the level and volatility of interest rates,

         o        the availability of credit,

         o legislation affecting the business and financial communities, and

         o        the economy in general.

         Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, RBCO is likely to be adversely affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general.

INTEREST EXPENSE AND OVERHEAD

         The Company considers its interest expense and overhead to consist of interest expense net of non-interest income and operating costs associated with its deposits, FHLB advances and other borrowings, and general corporate indebtedness BankAtlantic's deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds.

          BankAtlantic's deposit accounts are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") up to a maximum of $100,000 for each insured depositor. BankAtlantic solicits deposits in its market areas through advertising and relationship banking activities primarily conducted through its sales force and branch network.

         Interest rates have been increasing since the beginning of 1999. Interest rates are not predictable or controllable; however, BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact of changing interest rates.

         Most of BankAtlantic's depositors are residents of Florida at least part of the year. BankAtlantic has several facilities, including one with RBCO, for brokered certificates of deposit. The facilities are considered an alternative source of borrowings.

         During December 1999, BankAtlantic began offering Internet banking products to existing customers within its market and in February 2000, to new internet-only customers located outside of its geographic boundaries. It is anticipated that additional products and services will become available on a continuous basis.

         ADVANCES FROM FHLB -- BankAtlantic is a member of the FHLB and is authorized to apply for secured advances from the FHLB of Atlanta. BankAtlantic's advances are collateralized by a security lien against its residential loans. In addition, BankAtlantic must maintain certain levels of FHLB stock for outstanding advances. BankAtlantic uses the following types of advances:

         o        fixed rate term advances

         o        fixed rate overnight advances - due within 24 hours

         o        adjustable rate term advances - indexed to various LIBOR rates

         o callable term advances - callable at the option of the FHLB, with the option to convert, at a specific date, in whole, into a three month LIBOR-based floating rate advance

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE -- BankAtlantic utilizes wholesale repurchase agreements as an alternative borrowing source. In a wholesale repurchase transaction, BankAtlantic sells a portion of its current investment portfolio (usually MBS and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified date. BankAtlantic also issues repurchase agreements for the benefit of its customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC. These transactions are classified as borrowings for financial statement and tax reporting purposes.

         FEDERAL FUNDS BORROWINGS -- BankAtlantic has established unsecured facilities with various federally insured banking institutions to purchase Federal Funds. The facilities are used on an overnight basis to assist in managing BankAtlantic's cash flow requirements. These Federal Fund lines are subject to periodic review and may be terminated at any time by the issuer institution.

         FEDERAL RESERVE BANK OF ATLANTA -- BankAtlantic established a facility with the Federal Reserve Bank of Atlanta for secured advances. BankAtlantic's advances are collateralized by a security lien against its consumer loans. BankAtlantic did not have any advances outstanding under this facility at December 31, 1999.

         SUBORDINATED DEBENTURES -- The Company from time to time has issued, through public offerings, subordinated debentures to pay for acquisitions or for working capital. In some instances, the subordinated debentures are convertible into the Company's Class A Common Stock.

         GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES -- BBC Capital Trust I issued common stock and 9 1/2% Cumulative Trust Preferred Securities and invested the proceeds in Junior Subordinated Debentures of the Company.

         BRANCH AND INTERNET BANKING OPERATING EXPENSES, NET OF INCOME -- Branch and Internet banking operating expenses, net of income include:

         o Costs associated with the operations of the individual branches

         o Fee income associated with the depository accounts and branch services

         o. Costs associated with the back-office support of the deposit operations

         o Costs associated with the administration of the branch operations,

         o        Deposit insurance expense, and

         o Costs associated with the operations of the Internet banking department.

         ATM EXPENSES, NET OF INCOME -- ATM's include:

         o        ATM income for non-branch operations, and

         o Costs associated with ATM rentals, telephone lines, maintenance agreements, armored car delivery services, and other administrative services.

         At December 31, 1999, BankAtlantic leased 771 ATMs; of which 277 ATMs are located in Wal-Mart and Sam's Club locations throughout Florida, Georgia and Alabama; 168 ATMs are located in K-Mart stores and Cumberland Farms convenience stores located in Florida and 34 ATMs are located on cruise ships. The remaining ATMs are at BankAtlantic branch locations and various retail outlets, including other convenience food stores, malls, entertainment complexes and college campuses.

         BACK OFFICE OPERATING EXPENSES, NET OF INCOME -- Back office and corporate headquarters operating expenses, net of income, are those expenses that do not directly relate to any of the above categories.

DISCONTINUED OPERATIONS

         MORTGAGE SERVICING BUSINESS --During the fourth quarter of 1998, BankAtlantic discontinued its mortgage servicing business and all significant related assets and liabilities were settled by the third quarter of 1999.

COMPETITION

         BankAtlantic is the largest financial institution headquartered in the State of Florida based on assets at September 30, 1999. BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds.

         Our competitors include:

         o        credit unions,

         o        commercial banks,

         o        other savings institutions,

         o        money market funds,

         o        mortgage banking companies

         o        financial consultants,

         o        finance companies,

         o        investment banking firms, and

         o        real estate developers, operators and investors.

         BankAtlantic competes not only with financial institutions headquartered in the State of Florida but also with a growing number of financial institutions headquartered outside of Florida which are active in the State. In addition, the Gramm Leach Bliley Act was recently enacted into law. This new legislation may significantly increase the number of entities that we compete with. Many of our competitors have substantially greater financial resources than we have and, in some cases, operate under fewer regulatory constraints.

         RBCO is engaged in investment banking, securities brokerage and asset management which are extremely competitive businesses. Competitors include:

         o all of the member organizations of the New York Stock Exchange and other registered securities exchanges,

         o        all members of the NASD,

         o        commercial banks and thrift institutions,

         o.       insurance companies,

         o        investment companies, and

         o        financial consultants.

         Discount brokerage firms oriented to the retail market, including electronic brokers, on-line trading firms and firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. RBCO typically has not engaged in extensive advertising programs for this type of busineo RBCO believes that the principal competitive factors relating to RBCO's business are the quality of advice and service provided to investors and financial institutions and the competitive pricing of their products.

         The securities industry has become considerably more concentrated and more competitive in recent years as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. In addition, companies not engaging primarily in the securities business, but having substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of RBCO. Furthermore, many commercial banks offer various securities related activities and investment vehicles. While it is presently not possible to predict the type and extent of competitive services which other financial institutions may offer or the extent to which administrative or legal barriers are repealed or modified, ultimately these developments may lead to the creation of integrated financial services firms that may be able to compete more effectively than RBCO for investment funds by offering a greater range of financial services.

        Fixed minimum commissions for securities transactions were eliminated in 1975. The elimination of fixed minimum commission rates has resulted in substantial commission discounting by broker-dealers competing for institutional and individual brokerage busineo RBCO believes its commission structure compares favorably with firms with which it competes. Nevertheless, the anticipated continuation of such discounting and an increase in the number of new and existing firms offering discounts, including companies which provide trading over the Internet, could adversely affect RBCO.

EMPLOYEES

          At December 31, 1999, the Company employed 834 full-time and 137 part-time employees (excluding Levitt and RBCO) compared to 944 full-time and 95 part-time employees, respectively, at December 31, 1998. At December 31, 1999, RBCO employed 286 full-time employees compared to 217 full-time employees at December 31, 1998. The Levitt acquisition included 96 full-time and 13 part-time employees at December 31, 1999. Management believes that its relations with its employees are satisfactory. The Company, including RBCO and Levitt, currently maintains comprehensive employee benefits programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

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

HOLDING COMPANY REGULATIONS

         The Home Owner's Loan Act ("HOLA") prohibits a savings bank holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association (as defined in Section 3 of the Federal Deposit Insurance Act) or any other savings and loan or savings bank holding company, without prior OTS approval. In considering whether to grant approval for any such transaction, the OTS will take into consideration a number of factors, including:

         o        competitive effects of the transaction;

         o        financial and managerial resources;

         o future prospects of the holding company and its bank or thrift subsidiaries following the transaction; and

         o compliance records of such subsidiaries with the Community Reinvestment Act.

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

         Federal law allows the Director of the OTS to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a savings bank holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

         o        limit the payment of dividends by the savings institution;

         o limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; or

         o limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

LEGISLATIVE DEVELOPMENTS

         The Gramm-Leach-Bliley Act was recently enacted into law. This law, which repeals the Glass Steagall Act, permits bank holding companies to engage in a substantially wider range of non-banking activities than they were previously permitted, such as insurance and investment banking, and enables insurers and other financial service companies to acquire financial institutions.

SAVINGS INSTITUTION REGULATIONS

         REGULATORY CAPITAL -- Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. The effect and interrelationship of these regulations is discussed below.

         Savings institutions must meet the OTS specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS regulations varies substantially from capital calculated pursuant to GAAP. At December 31, 1999, BankAtlantic exceeded all applicable regulatory capital requirements.

         In addition to the capital requirements set forth in the OTS regulations, the OTS has delegated to its Regional Directors the authority to establish higher individual minimum capital requirements for savings institutions based upon a determination that the institution's capital is or may become inadequate in view of its circumstances.

         The U.S. banking agencies (Federal Reserve Board, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation - collectively "the Agencies") have each approved an interagency final rule which incorporates a measure for market risk into their risk-based capital standards. The rule applies to a limited number of very large institutions. BankAtlantic, based on its asset size and current trading activity, is not subject to the above rule.

         INSURANCE OF ACCOUNTS -- BankAtlantic's deposits are regulated by the FDIC and insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law.

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

         RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS -- BankAtlantic's payment of dividend distributions to the Company is subject to regulatory approvals. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels. An institution must file an application for capital distributions if:

         (i) the total amount of all capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years,
         (ii) the institution is not adequately capitalized following the distribution, and
         (iii) the capital distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the institution and the OTS.

         The OTS may disapprove the application in whole or in part, if the OTS makes any of the following determinations:

         (i) the institution will be undercapitalized, significantly undercapitalized, or critically undercapitalized following the distribution,
         (ii) the proposed capital distribution raises safety or soundness concerns, and
         (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the institution and the OTS.

BankAtlantic meets the definition as a "well capitalized" institution; however, BankAtlantic's capital distributions exceeds net income for the prior two years and therefore must file a capital distribution application with the OTS.

         In order to be categorized as "well capitalized" an institution must have risk-based capital of 10% or more, core capital of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. At December 31, 1999 BankAtlantic met the capital requirements of a "well capitalized" institution as defined above.

         THE FEDERAL HOME LOAN BANK ("FHLB") SYSTEM -- BankAtlantic is a member of the FHLB system. The FHLBs provide a central credit facility for member institutions. BankAtlantic, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta based on its size and use of FHLB services. BankAtlantic is currently in compliance with this requirement.

         FEES AND ASSESSMENTS OF THE OTS -- The OTS has adopted regulations to assess fees on savings institutions to fund the operations of the OTS. These fees are reported in the financial results of BankAtlantic.

         INVESTMENT ACTIVITIES -- BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. BankAtlantic is in compliance with these restrictions.

         SAFETY AND SOUNDNESS -- Operational and managerial standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders are all the subject of extensive guidelines. Additionally, the OTS is empowered to set standards for any other facet of an institution's operations not specifically covered by regulations.

         LOANS TO ONE BORROWER -- Savings institutions are subject to complex limitations on loans to one borrower or inter-related borrowers. At December 31, 1999, BankAtlantic was in compliance with the loans to one borrower limitations.

         QUALIFIED THRIFT LENDER ("QTL") -- BankAtlantic, is required to meet the QTL test which measures the proportion of its assets invested in loans or securities supporting residential construction and home ownership. At December 31, 1999, BankAtlantic was in compliance with current QTL requirements.

         TRANSACTION WITH AFFILIATES -- BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is also subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the FRA. At December 31, 1999, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

         LIQUIDITY REQUIREMENTS OF THE OTS -- The OTS regulations establish several liquidity tests which BankAtlantic is required to meet. During the year ended December 31, 1999 BankAtlantic was in compliance with all applicable liquidity requirements.

         THE FEDERAL RESERVE SYSTEM ("FRB") -- BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. BankAtlantic is in compliance with all such FRB regulations.

         COMMUNITY REINVESTMENT ACT -- Under the CRA a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. BankAtlantic currently has a satisfactory CRA rating.

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

         Securities firms are also subject to regulation by state securities commissions in those states in which they do busineo As of December 31, 1999, RBCO was registered as a broker-dealer in 50 states and the District of Columbia.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         o        sales methods,

         o        trade practices among broker-dealers,

         o        uses and safekeeping of customers funds and securities,

         o        capital structure of securities firms,

         o        record-keeping, and

         o        the conduct of directors, officers and employees.

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

         RBCO is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 At December 31, 1999, RBCO's regulatory net capital was approximately $11.0 million, which exceeded minimum net capital rule requirements by $10.0 million.

         RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 1999.

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

         The Company intends to implement FAS 133, as amended by FAS 137 as of January 1, 2001 and its potential impact on the Statement of Operations and Statement of Condition is currently under review by management.

                               ITEM 2. PROPERTIES

         The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. BankAtlantic owns four buildings and leases four locations which house its back office operations. At December 31, 1999, the aggregate net book value of premises and equipment, including leasehold improvements and equipment, was $55.5 million. The following table sets forth at December 31, 1999 owned and leased branch offices:


                                                                                             Wal-Mart
                                      Miami-Dade         Broward          Palm Beach        Superstores        Tampa Bay
                                     --------------    -------------     --------------    --------------     -------------
Owned full-service branches                 2               10                  9                 0                2

Leased full-service branches                9               12                  4                16                4
                                     ==============    =============     ==============    ==============     =============

     Total full-service branches          11                22                 13                16                6
                                     ==============    =============     ==============    ==============     =============


  Lease expiration dates               2000-2005        2000-2009          2000-2004         2000-2004         2000-2003
                                     ==============    =============     ==============    ==============     =============



         BankAtlantic also maintains:

         o three ground leases in Broward County expiring between 2001-2072 and

         o one ground lease in Palm Beach County expiring in 2000.

         RBCO's office space includes leased facilities in the following states with year of lease expiration:


                                                                    Lease
        Locations                                                Expiration
        ---------                                                ----------

        New Jersey                                               2001-2007
        New York                                                 2001-2003
        Pennsylvania                                                2005
        Florida                                                  2001-2004
        Massachusetts                                               2001

                            ITEM 3. LEGAL PROCEEDINGS


         The following is a description of certain lawsuits other than ordinary routine litigation incidental to BankAtlantic's business to which the Company or BankAtlantic is a party:

         JOSE DANIEL RUIZ CORONADO CASA DE CAMBIOS UNIDAS, S.A. VS. BANKATLANTIC BANCORP, INC. IN THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA. CASE NO. 96-7115-CIV-GONZALEZ. This action was filed as a purported class action on September 27, 1996 on behalf of certain account holders of BankAtlantic whose bank accounts were seized by federal authorities. The complaint alleges that the financial privacy rights of the account holders under various federal and state laws were violated. On June 22, 1999 The District court granted Final Summary Judgment in favor of BankAtlantic. Coronado has appealed the entry of the summary judgment to the United States Court of Appeals, for The Eleventh Circuit.

         IN RE STERLING RESOURCES - Two actions were filed in New Jersey. One of the actions was brought on behalf of the State of New Jersey and was resolved in 1995. The other action, entitled - FRANCES SCOTT, ON BEHALF OF HERSELF AND ALL OTHER SIMILARLY SITUATED AGAINST MAYFLOWER HOME IMPROVEMENT CORP., EQUICREDIT CORPORATION OF AMERICA, BERNARD PERRY, GINO CIUFFETELLI, HYMAN BEYER, JEFFREY BEYER, BRUCE BEYER, MNC CREDIT CORP., SHAWMUT BANK, FIRST TENNESSEE BANK, CIT GROUP/CREDIT FINANCE, INC., SECURITY PACIFIC FINANCIAL SERVICES, INC., JEROME GOLDMAN, BANKATLANTIC, FSB., MICHAEL BISCEGLIA AND GERALD ANNABEL, was filed in the Superior Court of New Jersey, Law Division-Passaic County- Docket No:
PAS-L-2628-95, Honorable Frank M. Donato, J.S.C. and was commenced immediately after the resolution of the State of New Jersey action. This action purported to be a class action on behalf of the named and unnamed plaintiffs that may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. This action sought, among other things, recision of the loan agreements and damages. In November 1995, the court in this action entered an order dismissing the complaint against BankAtlantic; plaintiffs appealed this ruling. In January 1996, the Appellate Court reversed the lower court's decision and remanded the case back to the trial court to determine whether the action could be maintained as a class action. The reversal was without prejudice to BankAtlantic's right to renew its summary judgment motion after the trial court made a determination as to plaintiff's ability to maintain this case as a class action. In December 1997, the trial court denied the plaintiff's motion for class certification and in January 1998 granted BankAtlantic's summary judgment motion. The Plaintiffs appealed the order to the Appellate Division, which declined to hear the interlocutory appeal. Plaintiffs appealed that decision to the New Jersey Supreme Court, which reversed the Appellate Division's decision refusing to consider the appeal and ordered the Appellate Division to render a decision with respect to the merits of Plaintiff's class certification motion.

         In May 1999, the Appellate Division affirmed the trial court's decision regarding the then named plaintiff's claims and causes of action based upon statute of limitations grounds. The Appellate Division also remanded the case back to the trial court to allow plaintiffs to amend the complaint by naming new class representatives whose claims were not statutorily barred. Plaintiff appealed this decision to the Supreme Court and such appeal was denied in December 1999. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statue of limitations and modifying the causes of action in light of the appellate division's decision which eliminated all Truth in Lending Act claims. The current causes of action are now being brought under various New Jersey Acts and Regulations. The trial court judge for the amended complaint is not the same judge that heard and ruled on the previous complaint. Defendants deposed the new plaintiffs and filed briefs in opposition to plaintiffs motion to amend the complaint and for class certification. Oral arguments were held on March 3, 2000. On March 6, 2000, the trial court granted plaintiff's motions to file the amended complaint and for class certification and denied defendants motion for summary judgment. This decision was submitted to all counsel on March 10, 2000. A case scheduling conference is to occur in March 2000.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Class A common stock is quoted on the New York Stock Exchange under the symbol "BBX" and the Company's Class B common stock is quoted on the Nasdaq National Market under the symbol "BANC". On March 13, 2000, there were approximately 1,201 record holders of the Class A common stock and 31,655,422 shares issued and outstanding and 544 record holders of the Class B common stock and 10,370,175 shares issued and outstanding.

         The following table sets forth, for the periods indicated, the high and low closing sale prices of the Class A common stock and the Class B common stock:


                                                       CLASS A COMMON          CLASS B COMMON
                                                        STOCK PRICE              STOCK PRICE
                                                   ---------------------    ----------------------
                                                     High          Low        High         Low
                                                   ---------     -------    ---------    ---------
For the Year ended December 31, 1999.............  $ 7 49/64     3 13/16    $ 8  5/32    $ 4  9/16
   Fourth Quarter................................    5 15/16     3 13/16      6 13/16      4  9/16
   Third Quarter.................................    6 61/64     5  9/16      7  3/4       6  1/16
   Second Quarter................................    7 25/64     6  9/64      7 15/16      6  9/64
   First Quarter.................................    7 49/64     5 45/64      8  5/32      6  1/32
                                                   ---------   ---------    ---------    ---------
For the Year ended December 31, 1998.............  $12 49/64     4 29/64    $13  3/8     $ 6  9/64
   Fourth Quarter................................    6 29/32     4 29/64      7 21/32      6  9/64
   Third Quarter.................................   10 17/64     6 13/32     11  7/64      7  1/2
   Second Quarter................................   12  9/32     9 25/32     13  3/8      10 21/32
   First Quarter.................................   12 49/64    10 19/64     13 13/64     10 33/64
                                                   ---------   ---------    ---------    ---------


         On December 31, 1999, the last sale price of the Class A common stock as reported by the New York Stock Exchange was $4.13 per share, and the last sale price of the Class B common stock as reported by the Nasdaq National Market was $5.13 per share.

         On July 3, 1996, the Company consummated a public offering of $57.5 million aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible into shares of Class A common stock at an exercise price of $5.70 per share.

         The Company's 6 3/4% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCG". On December 31, 1999 $51.2 million aggregate principal amount of the 6 3/4% Debentures were outstanding. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 6 3/4% Debentures.


                                                High           Low
                                                ----         --------
For the Year Ended December 31, 1999.........   $128         $ 87 1/4
Fourth Quarter...............................    108           87 1/4
Third Quarter................................    118          108
Second Quarter...............................    124          111
First Quarter................................    128          108
                                                ----         ----
For the Year Ended December 31, 1998.........   $215         $ 96
Fourth Quarter...............................    117           96
Third Quarter................................    178          117
Second Quarter...............................    208          176 1/2
First Quarter................................    215          182
                                                ----         ----

         On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007, ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A common stock at an exercise price of $11.25 per share. The

Company's 5 5/8% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCH". On December 31, 1999 there was $100.0 million aggregate principal amount of 5 5/8% Debentures issued and outstanding. The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 5 5/8% Debentures.


                                                High           Low
                                                ----           ----
For the Year Ended December 31, 1999.........   $ 87           $ 58 1/2
Fourth Quarter...............................     76 1/2         58 1/2
Third Quarter................................     85 5/8         77
Second Quarter...............................     86             77
First Quarter................................     87             77
                                                ----           ----
For the Year Ended December 31, 1998.........   $122 3/16      $ 71 1/2
Fourth Quarter...............................     89 1/2         71 1/2
Third Quarter................................    109             91 1/2
Second Quarter...............................    121 1/4        107 3/4
First Quarter................................    122 3/16       107 3/4

         In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered for by the company, all tenders of the Debentures are subject to pro ration (at a ratio of approximately 41%) in accordance with the terms of the tender offer.

         See Regulation and Supervision "Restrictions on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain limitations on the payment of dividends by BankAtlantic. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which prepayments in turn are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. The Company declared a 15% stock dividend in August 1999. Where appropriate, amounts throughout this report have been adjusted to reflect the stock dividend.


                                                           Cash Dividends Per         Cash Dividends Per
                                                            Share of Class B           Share of Class a
                                                              Common Stock               Common Stock
                                                           ------------------         -------------------
Fiscal Year Ended December 31, 1999                             $0.0881                    $0.0970
  Fourth Quarter                                                $0.0230                    $0.0253
  Third Quarter                                                 $0.0217                    $0.0239
  Second Quarter                                                $0.0217                    $0.0239
  First Quarter                                                 $0.0217                    $0.0239
                                                                -------                    -------
Fiscal Year Ended December 31, 1998                             $0.0852                    $0.9380
  Fourth Quarter                                                $0.0217                    $0.0239
  Third Quarter                                                 $0.0217                    $0.0239
  Second Quarter                                                $0.0209                    $0.0230
  First Quarter                                                 $0.0209                    $0.0230
                                                                -------                    -------
Fiscal Year Ended December 31, 1997                             $0.0742                    $0.0818
  Fourth Quarter                                                $0.0209                    $0.0229
  Third Quarter                                                 $0.0209                    $0.0229
  Second Quarter                                                $0.0162                    $0.0180
  First Quarter                                                 $0.0162                    $0.0180



                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


         The Selected Consolidated Financial Data presented below has been derived from the audited Consolidated Financial Statements of the Company and are qualified in their entirety by reference to the more detailed Consolidated Financial Statements, included elsewhere within.


                                                                             At December 31,
                                                       -----------------------------------------------------------------
                                                          1999          1998        1997         1996           1995
                                                       -----------   -----------  -----------  -----------   -----------
                                                                             (In Thousands)

STATEMENT OF FINANCIAL CONDITION:
Total assets ........................................  $ 4,159,901   $ 3,788,975  $ 3,064,480  $ 2,605,527  $ 1,750,689
Loans receivable-net (1) ............................    2,689,708     2,635,369    2,072,825    1,824,856      828,630
Securities available for sale .......................      818,308       597,520      607,490      439,345      691,803
Investment and trading securities, net (2)...........      136,624        81,816       60,280       54,511       49,856
Mortgage servicing rights ...........................          879        44,315       38,789       25,002       20,738
Cost over fair value of net assets acquired
  and other intangibles .............................       53,553        55,493       26,327       29,008       11,521
Deposits ............................................    2,027,892     1,925,772    1,763,733    1,832,780    1,300,377
Subordinated debentures, notes and bonds payable ....      228,773       177,114      179,600       78,500       21,001
Guaranteed preferred beneficial interest in Company's
  Junior Subordinated Debentures ....................       74,750        74,750       74,750            0            0
Advances from FHLB, federal funds purchased and
  securities sold under agreements to repurchase ....    1,527,309     1,225,165      758,923      486,288      269,222
Total stockholders' equity ..........................      235,886       240,440      207,171      147,704      120,561



(1) Includes $13.6 million, $9.7 million, $160.1 million and $207,000 of banker's acceptances in 1999, 1998, 1997 and 1996.
(2) Excludes FHLB stock. Includes interest-bearing deposits in other banks, securities purchased under agreements to resell and trading securities of $23.3 million, $30.0 million and $5.1 million in 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, trading securities related to RBCO operations.


                                                                             For the Years Ended December 31,
                                                               ------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                   1999         1998         1997        1996         1995
                                                               ---------    ---------    ---------   ---------    ---------
OPERATING RESULTS

Total interest income ......................................   $ 285,937    $ 254,138    $ 210,554   $ 152,631    $ 130,077
Total interest expense .....................................     168,671      151,853      116,024      76,365       66,156
                                                               ---------    ---------    ---------   ---------    ---------
Net interest income ........................................     117,266      102,285       94,530      76,266       63,921
Provision for loan losses ..................................      30,658       21,788       11,268       5,844        4,182
                                                               ---------    ---------    ---------   ---------    ---------
Net interest income after provision for loan losses ........      86,608       80,497       83,262      70,422       59,739
                                                               ---------    ---------    ---------   ---------    ---------
NON-INTEREST INCOME:

Loan late fees and other loan income .......................       5,122        4,299        2,293       1,590        1,042
Gains on sales of loans held for sale ......................       1,703        4,104        6,820         534          395
Gains on sales of real estate held for sale ................       9,061        6,055          470           0            0
Gains on sales of securities available for sale, net .......       2,010          309        2,367       5,959            0
Trading securities gains (losses) ..........................         (82)         898        2,463           0          589
Gain (losses) on sales of property and equipment, net ......       2,005          (11)         852       3,061           18
Principal transactions .....................................      12,105        4,417            0           0            0
Investment banking .........................................      20,984        8,345            0           0            0
Commissions ................................................      16,849        4,132          103          21            0
Other ......................................................      30,312       24,332       17,998      15,653       11,930
                                                               ---------    ---------    ---------   ---------    ---------
Total non-interest income ..................................     100,069       56,880       33,366      26,818       13,974
                                                               ---------    ---------    ---------   ---------    ---------
NON-INTEREST EXPENSE:

Employee compensation/benefits excluding RBCO and
  real estate operations ...................................      39,206       45,063       37,666      30,893       24,145
Employee compensation/benefits for RBCO and real
  estate operations ........................................      35,789       12,443          144           0            0
Occupancy and equipment ....................................      24,422       21,444       17,693      12,823       10,243
SAIF special assessment ....................................           0            0            0       7,160            0
Federal insurance premium ..................................       1,139        1,042        1,084       2,495        2,750
Advertising and promotion ..................................       4,025        5,749        2,203       2,061        2,142
Foreclosed asset activity, net .............................      (1,494)         754           82        (725)      (3,178)
Pension curtailment gain, net ..............................           0       (3,128)           0           0            0
Restructuring charges and write-downs ......................           0        2,565            0           0            0
Other excluding RBCO and real estate operations ............      22,901       26,952       18,595      13,514       12,683
Other for RBCO and real estate operations ..................      13,791        7,781          255           0            0
                                                               ---------    ---------    ---------   ---------    ---------
Total non-interest expense .................................     139,779      120,665       77,722      68,221       48,785
                                                               ---------    ---------    ---------   ---------    ---------
Income before income taxes and discontinued operations .....      46,898       16,712       38,906      29,019       24,928
Provision for income taxes..................................      18,106        6,526       15,248      11,380        8,664
                                                               ---------    ---------    ---------   ---------    ---------
INCOME FROM CONTINUING OPERATIONS ..........................      28,792       10,186       23,658      17,639       16,264

Income (loss) from operations of mortgage servicing
  business .................................................       2,077      (18,220)       4,111       1,372        2,155
                                                               ---------    ---------    ---------   ---------    ---------
Net income (loss) ..........................................      30,869       (8,034)      27,769      19,011       18,419
                                                               ---------    ---------    ---------   ---------    ---------
Total dividends on non-cumulative preferred stock ..........           0            0            0           0        2,030(1)
                                                               ---------    ---------    ---------   ---------    ---------
Net income (loss) available for common shares ..............   $  30,869       (8,034)      27,769   $  19,011    $  16,389
                                                               =========    =========    =========   =========    =========


                                                               1999          1998         1997          1996          1995
                                                           -----------   -----------   -----------   -----------   -----------
CLASS A COMMON SHARES

Basic earnings per share from continuing operations .      $      0.72   $      0.26   $      0.72   $      0.51   $    N/A
Basic earnings (loss) per share from discontinued
  operations ........................................             0.05         (0.47)         0.13          0.05        N/A
                                                           -----------   -----------   -----------   -----------   -----------
Basic earnings (loss) per share .....................      $      0.77   $     (0.21)  $      0.85   $      0.56        N/A
                                                           ===========   ===========   ===========   ===========   ===========

Diluted earnings per share from continuing operations      $      0.59   $      0.25   $      0.58   $      0.47        N/A
Diluted earnings (loss) per share from discontinued
  operations ........................................            0 .03        (0.45)          0.09          0.03        N/A
                                                           -----------   -----------   -----------   -----------   -----------
Diluted earnings (loss) per share ...................      $      0.62   $    (0.20)   $      0.67   $      0.50        N/A
                                                           ===========   ===========   ===========   ===========   ===========
Basic weighted average number of common shares
  outstanding .......................................       30,776,168    29,358,740    22,331,622    21,846,750        N/A
                                                           ===========   ===========   ===========   ===========   ===========
Diluted weighted average number of common and
  common equivalent shares outstanding ..............       48,856,323    30,083,955    33,674,934    26,851,617        N/A
                                                           ===========   ===========   ===========   ===========   ===========
Actual common shares outstanding at period end ......       32,418,470    32,372,738    26,339,068    22,429,417        N/A
                                                           ===========   ===========   ===========   ===========   ===========

CLASS B COMMON SHARES

Basic earnings per share from continuing operations .      $      0.66   $      0.25   $      0.71   $      0.61   $      0.49
Basic earnings (loss) per share from discontinued
  operations ........................................             0.04         (0.43)         0.12          0.04          0.07
                                                           -----------   -----------   -----------   -----------   -----------
Basic earnings (loss) per share .....................      $      0.70   $     (0.18)  $      0.83   $      0.65          0.56(1)
                                                           ===========   ===========   ===========   ===========   ===========

Diluted earnings per share from continuing operations      $      0.57   $      0.23   $      0.59   $      0.56   $      0.47
Diluted earnings (loss) per share from discontinued
  operations ........................................             0.03         (0.41)         0.09          0.03          0.07
                                                           -----------   -----------   -----------   -----------   -----------
Diluted earnings (loss) per share ...................      $      0.60   $     (0.18)  $      0.68   $      0.59   $      0.54(1)
                                                           ===========   ===========   ===========   ===========   ============

Basic weighted average number of common shares
  outstanding .......................................       10,316,879    10,483,522    10,649,135    10,589,000    29,223,345
                                                           ===========   ===========   ===========   ===========   ===========
Diluted weighted average number of common and
  common equivalent shares outstanding ..............       10,995,037    11,517,960    11,932,823    11,724,625    30,408,187
                                                           ===========   ===========   ===========   ===========   ===========
Actual common shares outstanding at period end ......       10,264,516    10,356,431    10,690,231    10,542,116    29,741,086
                                                           ===========   ===========   ===========   ===========   ===========

Book value per common share (all classes) ...........      $      5.53   $      5.63   $      5.59   $      4.48   $      4.05
                                                           ===========   ===========   ===========   ===========   ===========
Tangible book value per common share (all classes) ..      $      4.27   $      4.33   $      4.89   $      3.60   $      3.67
                                                           ===========   ===========   ===========   ===========   ===========



                                                                         For the Years Ended December 31,
                                                      ------------------------------------------------------------------------
                                                        1999            1998            1997            1996            1995
                                                      --------        --------        --------        --------        --------
OTHER FINANCIAL AND STATISTICAL DATA
 PERFORMANCE RATIOS:

Return on average assets (2) (8) .................       0.72%           0.28%           0.86%           0.88%           0.94%
Return on average equity (2) (8) .................      11.68            4.39           14.85           13.07           14.16
Cash dividend payout ratio (3) (8) ...............      13.87           37.35           11.03           12.24           12.22
Average equity to average assets .................       6.14            6.48            5.77            6.70            6.66
Average yield on loans, mortgage-backed
  securities, tax certificates and
  investment securities ..........................       7.77            7.83            8.29            8.23            8.16
Average cost of deposits and borrowings (8) ......       4.89            5.00            4.88            4.46            4.59
Net interest spread  -- during period (4) (8) ....       2.88            2.83            3.41            3.77            3.57
Interest rate margin  -- during period (4) (8) ...       3.14            3.12            3.72            4.12            4.01
Efficiency ratio (5) (8) .........................      64.30           75.81           60.77           66.12           62.63

OTHER FINANCIAL DATA:

Cash dividends per common share Class A (7) ......    $ 0.970        $  0.094        $  0.082        $  0.071        $    N/A
Cash dividends per common share Class B ..........    $ 0.881        $  0.085        $  0.074        $  0.063        $  0.059

ASSET QUALITY RATIOS:

Non-performing assets as a percent of total loans,
  tax certificates and real estate owned .........       1.79%           1.27%           1.36%           1.26%           2.37%
Net charge-offs as a percent of  average loans ...       0.91            0.51            0.44            0.47            0.45
Loan loss allowance as a percent of  total loans
  including banker's acceptances .................       1.63            1.42            1.35            1.39            2.24
Loan loss allowance as a percent of  non-
  performing loans ...............................     103.01          142.95          156.18          167.37          149.49
Non-performing loans as a percent of  total loans        1.58            0.99            0.87            0.83            1.50
Non-performing assets as a percent of total assets       1.22            0.92            0.96            0.93            1.23

RATIO OF EARNINGS TO FIXED CHARGES: (6) (8)

Including interest on deposits ...................       1.27            1.11            1.33            1.37            1.37
Excluding interest on deposits ...................       1.50            1.19            1.80            2.26            2.22

NUMBER OF:

Offices (all full-service) .......................         68              70              65              56              43
Branches with ATMs ...............................         68              70              65              56              43
Non-Branch ATMs ..................................        698             676             184             164             154
Deposit accounts .................................    199,589         223,792         229,272         218,061         120,067
Loans ............................................     49,496          48,483          39,427          37,707          23,172



(1) Includes $677,000 of regular dividends and $1.4 million which relates to the redemption of the preferred stock. The excess of the redemption price above the recorded amount of preferred stock is considered a preferred stock dividend. The October 1995 preferred stock redemption for the year ended December 31, 1995 resulted in a $0.04 reduction of basic and diluted earnings per share.

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

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

GENERAL

         The Company is a unitary savings bank holding company which owns BankAtlantic. Although the Company's primary activities relate to the activities of its wholly-owned subsidiary, BankAtlantic, other activities include the operations of RBCO. RBCO provides investment banking services and capital raising and advisory services to the financial services industry. RBCO activities include underwriting, distributing and trading tax-exempt securities. Additionally, the company engages in real estate development and investment activities through BankAtlantic's wholly-owned subsidiary, BankAtlantic Development Corporation ("BDC"). BDC owns St. Lucie West Holding Corp., the developer of a master planned residential, commercial and industrial community in St. Lucie County, Florida. On December 28, 1999, BDC, acquired Levitt Corporation, a developer of single-family home communities and condominium and rental apartment complexes. BDC has investments in six real estate joint ventures and acquired an interest in two additional real estate joint ventures in connection with the acquisition of Levitt Corporation.

         The Company requires funds to pay certain operating expenses, payments required for the 9 1/2% Cumulative Trust Preferred Securities, interest on its Debentures and Investment Notes and regular quarterly cash dividend payments to its common shareholders, subject to regulatory restrictions. It is anticipated that funds for payment will be provided by dividends received from BankAtlantic. Dividends from BankAtlantic are subject to regulatory restrictions.

         At December 31, 1999, the Company had consolidated total assets of $4.2 billion, total deposits of $2.0 billion, total stockholders' equity of $235.9 million and net income of $30.9 million.

RESULTS OF OPERATIONS



(In thousands, except share and per share data)                                   For the Years Ended December 31,
                                                                     -------------------------------------------------------
                                                                           1999               1998                1997
                                                                     --------------      --------------       -------------
Income from continuing operations .............................      $       28,792      $       10,186       $       23,658

Income (loss) from discontinued operations net of taxes .......               2,077             (18,220)               4,111
                                                                     --------------      --------------       --------------
Net income (loss) .............................................      $       30,869      $       (8,034)      $       27,769
                                                                     ==============      ==============       ==============

CLASS A COMMON SHARES
Basic earnings  per share from continuing operations ..........      $         0.72      $         0.26       $         0.72
Basic earnings (loss) per share from discontinued operations ..                0.05               (0.47)      $         0.13
                                                                     --------------      --------------       --------------
Basic earnings (loss) per share ...............................      $         0.77      $        (0.21)      $         0.85
                                                                     ==============      ==============       ==============

Diluted earnings  per share from continuing operations ........      $         0.59      $         0.25       $         0.58
Diluted earnings (loss) per share from discontinued operations                 0.03               (0.45)                0.09
                                                                     --------------      --------------       --------------
Diluted earnings (loss) per share .............................      $         0.62      $        (0.20)      $         0.67
                                                                     ==============      ==============       ==============

Basic weighted average number of common shares outstanding ....          30,776,168          29,358,740           22,331,622
                                                                     ==============      ==============       ==============
Diluted weighted average number of common and common equivalent
  shares outstanding ..........................................          48,856,323          30,083,955           33,674,934
                                                                     ==============      ==============       ==============

CLASS B COMMON SHARES
Basic earnings  per share from continuing operations ..........      $         0.66      $         0.25       $         0.71
Basic earnings (loss) per share from discontinued operations ..                0.04               (0.43)                0.12
                                                                     --------------      --------------       --------------
Basic earnings (loss) per share ...............................      $         0.70      $        (0.18)      $         0.83
                                                                     ==============      ==============       ==============

Diluted earnings  per share from continuing operations ........      $         0.57      $         0.23       $         0.59
Diluted earnings (loss) per share from discontinued operations                 0.03               (0.41)                0.09
                                                                     --------------      --------------       --------------
Diluted earnings (loss) per share .............................      $         0.60      $        (0.18)      $         0.68
                                                                     ==============      ==============       ==============

Basic weighted average number of common equivalent shares
  outstanding .................................................          10,316,879          10,483,522           10,649,135
                                                                     ==============      ==============       ==============
Diluted weighted average number of common and common equivalent
  shares outstanding ..........................................          10,995,037          11,517,960           11,932,823
                                                                     ==============      ==============       ==============

          CONTINUING OPERATIONS --Income from continuing operations increased by 183% during the year ended December 31, 1999 compared to the same period during 1998 whereas income from continuing operations decreased by 57% during the year ended December 31, 1998 compared to the same period during 1997. The primary reasons for the increase in income from continuing operations during 1999 compared to 1998 were:

         (1) an increase in net interest income relating to a larger loan, securities available for sale and investment securities portfolio,

         (2) higher transaction and ATM fee income due to an expanded ATM network and a restructuring of transaction accounts,

         (3)      enhanced income from RBCO operations,

         (4) a significant increase in earnings from land sales related to BDC,

         (5) lower bank operations expenses resulting from the December 1998 corporate restructuring discussed below, and

         (6) gains on the sale of property and equipment and foreclosed assets.

         The above items were partially offset by:

         (1) an increase in the provision for loan losses resulting from charge-offs and delinquency trends in the Company's indirect consumer and small business loan portfolios, and

         (2) lower gains on the sale of loans, securities available for sale and trading activities.

         The primary reasons for the decrease in income from continuing operations during 1998 compared to 1997 were:

         (1) a significant increase in the provision for loan losses resulting from recent delinquency trends in the indirect consumer and small business loan portfolios and growth in small business loans,

         (2) an increase in employee compensation and benefits expense from bank operations due to expanded product lines and branch network,

         (3) higher occupancy expenses due to the opening of 10 branches and the expansion of BankAtlantic's ATM network,

         (4) increased advertising and promotion expenses to introduce BankAtlantic's new corporate logo and to promote new product lines,

         (5) increased expenses associated with the higher administrative costs of managing a larger branch and ATM network, and

         (6)      restructuring charges and write-downs.

          Included in the Company's statement of operations for the year ended December 31, 1998 was a $3.1 million net pension curtailment gain and a $2.6 million restructuring charge. The net pension curtailment gain resulted from the freezing of benefits relating to the Company's defined benefit pension plan and the termination of employees at the end of 1998. The restructuring charges relating to continuing operations were for:

         (1) severance and benefits relating to 115 full time employees that were terminated,

         (2)      write-down of assets associated with facility closures, and

         (3) liabilities established for lease contracts on closed branches.

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

         No such allowance was required at the prior quarter end when anticipated prepayments were more comparable to recent historical rates. The Company determined in December 1998 to discontinue the MSB. Included in the loss from discontinued operations during the year ended December 31, 1998 was a $6.1 million provision for the disposal of the MSB (net of income taxes). The remaining loss from discontinued operations during 1998 primarily resulted from rapidly declining interest rates during the latter part of 1998 causing prepayments and declines in the value of the MSR asset.

         Income from discontinued operations for the year ended December 31, 1999 resulted primarily from lower than anticipated cost to sell the MSRs and a recovery of a portion of the 1998 valuation allowance due to rising interest rates during 1999. The valuation allowance was established based upon the interest rate environment at year end, which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated resulting in an increase in MSR market value.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

NET-INTEREST INCOME

         The following table summarizes net interest income before capitalized interest expense:

                                                            YIELDS EARNED AND RATES PAID(D)
                           ----------------------------------------------------------------------------------------------------
                                 December 31, 1999                  December 31, 1998                 December 31, 1977
                           -------------------------------    -------------------------------    ------------------------------
                            Average       Revenue/    Yield/     Average      Revenue/   Yield/    Average       Revenue/  Yield/
(Dollars in thousands)      Balance       Expense      Rate      Balance      Expense     Rate      Balance      Expense    Rate
                           ----------    --------     ------    ----------    --------   ------    ----------    --------  ------
INTEREST EARNING ASSETS
 Loans:(A)
 Residential real estate.  $  118,291    $  9,843      8.32%    $  164,562    $ 13,458    8.18%    $  397,240    $ 32,177    8.10%
 Purchased residential
  real estate............   1,244,909      86,806      6.97      1,313,309      92,720    7.06        589,888      45,440    7.70
 Commercial real estate       695,481      65,006      9.35        557,247      52,982    9.51        544,264      53,943    9.91
 Consumer................     273,493      26,321      9.62        325,736      31,678    9.73        338,568      32,751    9.67
 International...........      33,777       2,556      7.57         39,258       2,577    6.57            177          14    7.91
 Lease financing.........      33,220       5,228     15.74         14,299       2,365   16.54              0           0    0.00
 Commercial business.....     255,223      22,954      8.99        125,860      12,314    9.78         69,923       6,887    9.84
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Total loans.............   2,654,394     218,714      8.24      2,540,271     208,094    8.19      1,940,060     171,212    8.83
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Banker's acceptances....      13,400         991      7.40         16,790       1,062    6.33          7,966         473    5.94
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Securities available
  for sale(B)............     865,837      52,306      6.04        583,753      34,924    5.98        506,568      31,177    6.15
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Investment securities(C)     124,075      12,160      9.80        102,726       9,909    9.65         83,898       7,604    9.06
 Federal funds sold......       1,302          64      4.92          2,688         149    5.54          1,401          88    6.28
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Total investment
  securities.............     125,377      12,224      9.75        105,414      10,058    9.54         85,299       7,692    9.02
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Total interest
  earning assets.........   3,659,008     284,235(F)   7.77%     3,246,228     254,138    7.83%     2,539,893     210,554    8.29%
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
NON-INTEREST EARNING
ASSETS
Total non-interest
earning assets...........     356,826                              339,241                            219,359
                           ----------                           ----------                         ----------
Total assets.............  $4,015,834                           $3,585,469                         $2,759,252
                           ==========                           ==========                         ==========
INTEREST BEARING
LIABILITIES
Deposits:
 Savings(G)..............  $  122,590    $  1,833      1.50%    $  234,198    $  7,018    3.00%    $  220,821    $  6,617    3.00%
 NOW, money funds and
  and checking(G)........     608,203      16,427      2.70        551,344      14,038    2.55       534,428      13,970     2.61
 Certificate accounts....   1,157,414      58,615      5.06        845,019      45,658    5.40       875,625      47,644     5.44
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Total interest
  bearing deposits.......   1,888,207      76,875      4.07      1,631,460      66,714    4.09      1,630,874      68,231    4.18
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
 Securities sold
  under agreements
  to repurchase and
  federal funds
  purchased..............     383,231      18,329      4.78        270,277      13,767    5.09        169,477       8,906    5.25
Advances from FHLB.......     938,146      54,242      5.78        901,324      52,763    5.85        441,610      27,345    6.19
Subordinated debentures..     181,188      12,718      7.02        178,209      12,446    6.98         86,811       6,744    7.77
Guaranteed preferred
 beneficial interest in
 Company's Junior
 Subordinated Debentures.      74,750       7,197      9.63         74,750       7,197    9.63         50,041       4,798    9.59
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
Total interest
 bearing liabilities.....   3,465,522     169,361(E)   4.89      3,056,020     152,887(E) 5.00      2,378,813     116,024    4.88
                           ----------    --------     -----     ----------    --------   -----     ----------    --------   -----
NON-INTEREST
BEARING LIABILITIES
Demand deposit
 and escrow accounts.....     232,980                              233,099                            186,814
  Other liabilities......      70,762                               64,143                             34,345
                           ----------                           ----------                         ----------
  Total non-interest
   bearing liabilities...     303,742                              297,242                            221,159
                           ----------                           ----------                         ----------
Stockholders' equity.....     246,570                              232,207                            159,280
                           ----------                           ----------                         ----------
Total liabilities and
 stockholders' equity....  $4,015,834                           $3,585,469                         $2,759,252
                           ==========                           ==========                         ==========
Net interest income/net
 interest spread.........                $114,874      2.88%                  $101,251    2.83%                  $ 94,530    3.41%
                                         ========     =====                   ========   =====                   ========   =====
Margin
Interest income/interest
 earning assets..........                              7.79%                              7.83%                              8.29%
Interest expense/interest
 earning assets..........                              4.63                               4.71                               4.57
                                                      -----                              -----                              -----
Net interest margin......                              3.14%                              3.12%                              3.72%
                                                      =====                              =====                              =====

(A)  Includes non-accruing loans.
(B)  Average balances were based on amortized cost.
(C) Includes securities purchased under agreements to resell, tax certificates and interest-bearing deposits and trading securities.
(D) Applicable amounts and rates have been adjusted for discontinued operations.
(E) Does not reflect reduction due to capitalized interest on investments in and advances to real estate joint ventures.
(F) Excludes SLWHC utility receivable interest income accretion of $1.7 million.
(G) During 1998 the company restructured its transaction accounts whereby savings accounts were transferred to now accounts.

         The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)


                                                 Year Ended                                        Year Ended
                                              December 31, 1999                                 December 31, 1998
                                           Compared to Year Ended                            Compared to Year Ended
                                            December 31, 1998 (C)                             December 31, 1997 (C)
                                     ------------------------------------------      --------------------------------------------
                                     Volume(A)         Rate            Total           Volume(A)        Rate            Total
                                     ---------      -----------     -----------      ------------     -----------     -----------
INCREASE (DECREASE) DUE TO:
Loans............................    $   9,350      $     1,270     $   10,620       $    49,298      $  (12,416)     $    36,882

Banker's acceptances.............         (251)             180            (71)              558              31              589
Securities available for sale....       17,274              108         17,382             4,608            (861)           3,747
Investment securities (B)........        2,097              154          2,251             1,810             495            2,305
Federal funds sold ..............         (68)              (17)           (85)               71            (10)               61
                                     ---------      -----------     ----------       -----------      ----------      -----------
Total earning assets.............       28,402            1,695         30,097            56,345         (12,761)          43,584
                                     ---------      -----------     ----------       -----------      ----------      -----------
Deposits:
  Savings........................       (1,672)          (3,513)        (5,185)              401               0              401
  NOW, money funds, and checking         1,562              827          2,389               389            (321)              68
  Certificate accounts...........       15,833           (2,876)        12,957            (1,636)           (350)          (1,986)
                                     ---------      -----------     ----------       -----------      ----------      -----------
Total deposits...................       15,723           (5,562)        10,161              (846)           (671)          (1,517)
                                     ---------      -----------     ----------       -----------      ----------      -----------
Securities sold under agreements
  to repurchase..................        5,121           (1,775)         3,346             5,132            (271)           4,861
Federal funds purchased..........          284               (8)           276
Advances from FHLB...............        2,110             (631)         1,479            26,919          (1,501)          25,418

Subordinated debentures .........          214              998          1,212             6,388            (686)           5,702
Guaranteed preferred beneficial
  interest in Company's Junior
  Subordinated Debentures........            0                0              0             2,379              20            2,399
                                     ---------      -----------     ----------       -----------      ----------      -----------
                                         7,729           (1,416)         6,313            40,818          (2,438)          38,380
                                     ---------      -----------     ----------       -----------      ----------      -----------
Total interest bearing
  liabilities....................       23,452           (6,978)        16,474            39,972          (3,109)          36,863
                                     ---------      -----------     ----------       -----------      ----------      -----------
Change in net interest income....    $   4,950      $     8,673     $   13,623       $    16,373      $   (9,652)     $     6,721
                                     =========      ===========     ==========       ===========      ==========      ===========


(A)  Changes attributable to rate/volume have been allocated to volume.

(B)  Average balances were based on amortized costs.

(C) Does not reflect reduction due to capitalized interest on investments in and advances to real estate joint ventures.

         Loan Activity -- the following table shows loan activity by major categories for the periods indicated (in thousands):


                                                                                 For the Year
                                                                               Ended December 31,
                                           --------------------------------------------------------------------------------------
                                                1999               1998               1997               1996             1995
                                           --------------     --------------     --------------    --------------     -----------
LOAN FUNDINGS: (1)
  Residential real estate loans.........   $      119,659     $      144,586     $       68,513    $      133,184     $   111,361
  Construction and development loans....          392,982            365,913            194,752           147,200          93,102
  Commercial real estate and
    business loans......................          455,502            388,079            355,566           314,319         319,530
  Small business loans..................           29,898            135,239             20,467                 0               0
  Consumer loans (2)(3).................           98,808            165,927            161,154           154,940         114,607
  Lease financing.......................           34,154             19,214                  0                 0               0
                                           --------------     --------------     --------------    --------------     -----------
        Total Loan Fundings.............        1,131,003          1,218,958            800,452           749,643         638,600
                                           --------------     --------------     --------------    --------------     -----------
PURCHASES: (3)(4)
  Residential real estate loans.........          418,630          1,256,185            524,498           465,942           9,930
 Commercial real estate and business
  loans.................................          184,024             37,314                  0                 0               0
 Lease financing........................                0              6,054                  0                 0               0
                                           --------------     --------------     --------------    --------------     -----------
        Total purchases.................          602,654          1,299,553            524,498           465,942           9,930
                                           --------------     --------------     --------------    --------------     -----------
        Total loan production...........        1,733,657          2,518,511          1,324,950         1,215,585         648,530
                                           --------------     --------------     --------------    --------------     -----------
Loan sales..............................         (125,889)          (279,034)          (273,901)          (59,408)        (34,153)
Principal reduction on loans (1)........       (1,477,415)        (1,498,352)          (947,281)         (548,536)       (444,867)
Transfer to real estate owned (5).......           (6,303)            (4,852)            (5,076)           (1,788)         (1,029)
                                           --------------     --------------     --------------    --------------     -----------
        NET LOAN ACTIVITY...............   $      124,050     $      736,273     $       98,692    $      605,853     $   168,481
                                           ==============     ==============     ==============    ==============     ===========


(1)  Does not include banker's acceptances.
(2)  Includes second mortgage loans.
(3) Does not include indirect consumer loans purchased through dealers; such loans are included as originations.
(4)  Excludes $395.0 million in 1996 of loans acquired in the bna acquisition.
(5)  Includes foreclosures

         Net interest income increased for each of the years in the three year period ended December 31, 1999. Interest income increased by 13% during the year ended December 31, 1999 compared to the same 1998 period and interest income increased 21% during the year ended December 31, 1998 compared to the same 1997 period. Interest expense also increased for each of the years in the three year period ended December 31, 1999. The increase in interest income generally resulted from increased volume of interest earning assets.

         The increased loan average balances resulted from:

                  (1) The Origination of Construction and Commercial Real Estate Loans,

                  (2) Purchases of Loan Syndications Included in Commercial Business Average Loan Balances, and

                  (3)      Higher Lease Financing Balances.

         The Increased Loan Portfolio Average Balances Were Partially Offset by Lower Average Balances Of:

                  (1) Residential Real Estate Loans Due to a Decline in Loan Origination, Loan Sales and Principal Repayments,

                  (2) Purchased Residential Loans Reflecting Principal Repayments and a Decline in Loans Purchased During the Period, and

                  (3) Consumer Loans Resulting From the Elimination of Indirect Consumer Loan Originations in December 1998.

         The increased loan yields resulted from a decrease in the percentage of the loan portfolio represented by purchased residential loans and international loans, which are lower yielding than commercial, small business, and consumer loans and lease financings.

         The increase during 1999 in securities available for sale interest income primarily resulted from higher average balances compared to 1998. The higher average balances were caused by purchases of mortgage-backed securities and remics during 1999. The higher yields are due to new purchases of securities at higher rates than the existing portfolio.

         The increase during 1999 compared to 1998 in investment and trading securities interest income reflects higher average balances and yields. The higher average balances reflect increased tax certificate volume resulting from an expanded tax certificate operation outside of Florida and higher tax certificate purchases in Florida compared to prior periods. The increased yields reflect higher interest income and dividends from BRCO's trading portfolio and higher tax certificate average balances. The tax certificate yields are higher than the existing yields on the investment securities portfolio.

         During the year ended December 31, 1998, total interest income from loans, securities available for sale and investment securities increased compared to the same 1997 period. The increase in interest on loans during 1998 compared to 1997 was primarily due to significant purchases of wholesale residential real estate loans and increased fundings of new loan products such as, small business and international loans. The higher interest income on securities available for sale resulted from higher average balances of mortgage-backed and remic securities partially offset by lower average yields. The lower yields reflect the fact that securities were purchased at lower yields than the existing portfolio. The increase during 1998 compared to 1997 in investment and trading securities interest income reflects higher average balances and yields. The higher average balances resulted from increased fhlb stock average balances. Increases in FHLB stock were required based on higher fhlb advance levels. The increased investment yields reflect the purchase of tax certificates outside of florida with higher yields than the existing portfolio.

         During the year ended December 31, 1999, total interest expense increased primarily due to higher deposit and short-term borrowing interest expense, partially offset by lower interest expense on FHLB advances.

         The increased deposit interest expense resulted from:

         (1) Higher certificate account average balances reflecting the use of public funds and brokered deposits. The average balances of brokered deposits and public funds increased from $65.1 million during the year ended December 31, 1998 to $366.1 million during the comparable 1999 period.

         (2) A change in the deposit mix from lower rate interest bearing transaction accounts to higher rate certificate accounts. The interest bearing deposit mix changed from 48% transaction accounts and 52% certificate accounts during 1998 to 39% transaction accounts and 61% certificate accounts during 1999.

         The increased deposit interest expense was partially offset by lower certificate and transaction account rates during the year ended December 31, 1999 compared to the same 1998 period. The decline in deposit rates reflects lower interest rates paid on deposits during 1999 compared to 1998.

         Interest expense on securities sold under agreements to repurchase increased during the year ended December 31, 1999 compared to the same period during 1998 due to higher average balances partially offset by lower yields. The higher average balances on securities sold under agreements to repurchase were used to fund loan growth and the purchases of remic securities and tax certificates. The lower yields reflect the lower interest rates during 1999 compared to 1998.

         The slight decline in fhlb advance interest expense resulted from lower average rates on advances partially offset by higher average balances. The lower average rates on FHLB advances resulted from the use of callable advances which bear lower interest rates than traditional advances and the origination of the majority of advances during prior periods when interest rates were declining.

         The increase in subordinated debentures and bonds payable interest expense reflects additional real estate operation borrowings. The additional borrowings were primarily capital improvement revenue bonds related to the st. lucie west real estate development.

         During the year ended December 31, 1998, deposit expense declined while all other categories of total interest expense increased. The decrease in interest expense on deposits during the year ended December 31, 1998 compared to the same period during 1997 resulted from lower yields on interest bearing deposits. the lower yields reflect:

         (1) A decline in the percentage of deposits attributed to higher yielding certificate accounts compared to lower yielding transaction accounts, and

         (2)      Lower deposit interest rates during 1998 compared to 1997.

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

         Provision for Loan Losses and Provision for (Reversal Of) Losses On Real Estate Owned



                                                                           Risk Elements
                                                ------------------------------------------------------------------
                                                                            December 31,
                                                ------------------------------------------------------------------
                                                   1999          1998          1997          1996         1995
                                                ----------    ----------    ----------    ----------    ----------
                                                                          (Dollars in Thousands)
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Small business ..............................   $        0    $      349    $        0    $        0    $        0
Commercial real estate and business (1) .....          410         2,833           647         2,961         1,536
                                                ----------    ----------    ----------    ----------    ----------
                                                       410         3,182           647         2,961         1,536
NON-ACCRUAL (2)
Residential .................................        4,246         4,896         5,573         4,679         2,228
Purchases of  nonaccrual residential loans ..       10,447             0             0             0             0
Purchased wholesale residential .............       10,968         2,060         2,453         1,798             0
Commercial real estate and business .........        5,747        10,904         4,377         3,868         8,361
Small business - real estate ................        1,002         1,416             0             0             0
Small business - nonmortgage ................        3,425           187             0             0             0
Lease financing .............................        1,201           893             0             0             0
Consumer ....................................        5,705         3,008         5,166         2,079           585
Tax certificates ............................        2,258           765           880         1,835         2,044
                                                ----------    ----------    ----------    ----------    ----------
                                                    44,999        24,129        18,449        14,259        13,218
REPOSSESSED (2)
Residential real estate owned ...............        1,929         2,169         3,825           748           231
Commercial real estate owned ................        2,022         3,334         3,703         4,170         6,048
Consumer ....................................          867         1,572         2,912         1,992           461
Lease financing .............................          386           324             0             0             0
                                                ----------    ----------    ----------    ----------    ----------
                                                     5,204         7,399        10,440         6,910         6,740
                                                ----------    ----------    ----------    ----------    ----------
TOTAL NON-PERFORMING ASSETS .................       50,613        34,710        29,536        24,130        21,494
                                                ----------    ----------    ----------    ----------    ----------
RESTRUCTURED LOANS
Commercial real estate and business .........            0             7         4,043         3,718         2,533
                                                ----------    ----------    ----------    ----------    ----------
TOTAL RISK ELEMENTS .........................   $   50,613    $   34,717    $   33,579    $   27,848    $   24,027
                                                ==========    ==========    ==========    ==========    ==========
Total risk elements as a percentage of:
  Total assets ..............................         1.22%         0.92%         1.10%         1.07%         1.37%
                                                ==========    ==========    ==========    ==========    ==========
  Loans, tax certificates and net real estate
    owned ...................................         1.79%         1.27%         1.55%         1.46%         2.65%
                                                ==========    ==========    ==========    ==========    ==========
TOTAL ASSETS ................................   $4,159,901    $3,788,975    $3,064,480    $2,605,527    $1,750,689
                                                ==========    ==========    ==========    ==========    ==========
TOTAL LOANS, TAX CERTIFICATES
  AND NET REAL ESTATE OWNED .................   $2,831,189    $2,729,738    $2,164,965    $1,911,501    $  905,413
                                                ==========    ==========    ==========    ==========    ==========
Allowance for loan losses ...................   $   44,450    $   37,950    $   28,450    $   25,750    $   19,000
                                                ==========    ==========    ==========    ==========    ==========
Total tax certificates ......................   $   93,080    $   50,916    $   56,162    $   55,977    $   51,504
                                                ==========    ==========    ==========    ==========    ==========
Allowance for tax certificate losses ........   $    1,504    $    1,020    $      949    $    1,466    $    1,648
                                                ==========    ==========    ==========    ==========    ==========

--------------------------

(1) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.

(2)  Amounts are net of specific allowances for loan losses.

         The above schedule reflects, at December 31, 1999 all loans where known information about the possible credit problems of the borrower caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):


                                                                  1999               1998              1997
                                                                --------           --------          --------
Interest income which would have been recorded                  $  3,669           $  3,058          $  2,487
Interest income recognized                                       (1,739)            (1,850)           (1,548)
                                                                --------           --------          --------
Interest income foregone                                        $  1,930           $  1,208          $    939
                                                                ========           ========          ========


         Changes in the allowance for loan losses were as follows (dollars in thousands):





                                                          For the Year Ended
                                                             December 31,
                                      -----------------------------------------------------------
                                         1999      1998         1997         1996         1995
                                      ---------  --------     --------     --------     --------
Balance, beginning of period ......   $  37,950  $ 28,450     $ 25,750     $ 19,000     $ 16,250

Charge-offs:
  Commercial business loans .......         (87)     (896)        (180)      (1,048)        (382)
  Commercial real estate loans ....        (211)     (562)        (276)        (266)        (222)
  Small business - real estate ....        (192)      (72)           0            0            0
  Small business - nonmortgage ....     (12,339)   (1,971)           0            0            0
  Lease financing .................      (1,217)   (1,233)           0            0            0
  Consumer loan - indirect ........     (11,052)   (9,446)      (7,885)      (4,581)      (2,535)
  Consumer loans - direct .........      (2,443)   (1,746)      (2,809)      (1,756)      (2,031)
  Residential real estate loans ...         (30)      (61)         (76)         (67)        (263)
  Purchased residential real
   estate loans ...................        (120)     (108)        (104)           0            0
                                      ---------  --------     --------     --------     --------
                                        (27,691)  (16,095)     (11,330)      (7,718)      (5,433)
                                      ---------  --------     --------     --------     --------
Recoveries:
  Small business - real estate ....           0        30            0            0            0
  Small business - nonmortgage ....         188         0            0            0            0
  Lease financing .................         285       229            0            0            0
  Commercial business loans .......         185       489          301          518          738
  Commercial real estate loans ....         205         9          208           47          102
  Consumer loans - indirect .......       1,931     1,449        1,462          382           66
  Consumer loans - direct .........         739       844          791        1,277        1,153
                                      ---------  --------     --------     --------     --------
                                          3,533     3,050        2,762        2,224        2,059
                                      ---------  --------     --------     --------     --------
Net charge-offs ...................     (24,158)  (13,045)      (8,568)      (5,494)      (3,374)
Provision for loan losses .........      30,658    21,788       11,268        5,844        4,182
Allowance for loan losses acquired            0       757            0        6,400        1,942
                                      ---------  --------     --------     --------     --------
Balance, end of period ............   $  44,450  $ 37,950     $ 28,450     $ 25,750     $ 19,000
                                      =========  ========     ========     ========     ========
Allowance as a percentage of:
  Total loans .....................        1.63%     1.42%        1.35%        1.39%        2.24%

  Total loans excluding banker's
    acceptances ...................        1.63%     1.42%        1.47%        1.39%        2.24%
                                      =========  ========     ========     ========     ========
  Non-performing assets (1) .......       94.44%   111.80%       99.28%      115.50%       97.69%
                                      =========  ========     ========     ========     ========
Ratio of net charge-offs to average
  outstanding loans ...............        0.91%     0.51%        0.44%        0.47%        0.45%
                                      =========  ========     ========     ========     ========
Ratio of net charge-offs to average
  outstanding loans plus banker's
  acceptances .....................        0.90%     0.51%        0.44%        0.47%        0.45%
                                      =========  ========     ========     ========     ========

(1) Excluding tax certificates. The allowance for tax certificates as a percentage of total tax certificates was 1.62%, 2.01%, 1.69%, 2.62%, and 3.20%, for each of the years in the five-year period ended December 31, 1999, and as a percentage of non-performing tax certificates was 66.61%, 133.46%, 107.84%, 79.89%, and 80.63% at December 31, 1999, 1998, 1997, 1996
     and 1995, respectively.

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



                                          December 31, 1999             December 31, 1998               December 31, 1997
                                      --------------------------    --------------------------      ---------------------------
                                       Allocation   Percent of      Allocation      Percent of      Allocation       Percent of
                                          of        gross loans         of         gross loans         of           gross loans
                                        allowance    in each         allowance       in each        allowance         in each
                                        for loan    category to       for loan      category to     for loan        category to
                                        loss by     total gross       loss by       total gross      loss by        total gross
                                       category        loans         category          loans         category          loans
                                      ----------    -----------     -----------     -----------     ----------       ----------
Commercial business .............      $ 4,343         8.01%         $ 3,242           4.14%         $ 1,941            2.57%
Commercial real estate ..........        9,723         31.44          11,100          27.21            9,559           33.59
Small business-real estate ......          598          0.72             487           0.71              176            0.84
Small business-nonmortgage ......       13,732          3.12           5,211           3.43              275            0.66
Lease financing .................        2,181          1.45           1,557           0.87                0            0.00
Residential real estate .........          463          4.20             483           5.90            1,511            9.55
Purchased residential real estate        1,637         42.80           1,645          46.53              926           36.84
Consumer - direct (1) ...........        2,575          4.05           1,948           3.53            4,690            5.60
Consumer - indirect (1) .........        9,198          4.21          12,277           7.68            9,372           10.35
                                       -------        ------          -------        ------          -------          ------
                                       $44,450        100.00%         $37,950        100.00%         $28,450          100.00%
                                       =======        ======          =======        ======          =======          ======



                                                  December 31, 1996                   December 31, 1995
                                            ----------------------------         ----------------------------
                                             Allocation      Percent of           Allocation      Percent of
                                                  of         gross loans               of         gross loans
                                              allowance        in each             allowance        in each
                                               for loan      category to            for loan      category to
                                               loss by       total gross            loss by       total gross
                                              category          loans               category         loans
                                            ------------    ------------         ------------    ------------
     Commercial business..................    $ 4,439            3.83%              $ 3,042           6.84%
     Commercial real estate...............      6,673           35.75                 7,607          50.35
     Residential real estate..............      3,719           22.50                 1,243          19.14
     Purchased residential real estate....        146           21.02                     0           0.00
     Consumer - indirect (1)..............      3,738            7.98                 3,686          12.96
     Consumer - direct (1)................      7,035            8.92                 3,422          10.71
                                              -------          ------               -------         ------
                                              $25,750          100.00%              $19,000         100.00%
                                              =======          ======               =======         ======


(1)  Includes second mortgage loans.

         The provision for loan losses increased in each of the years in the three year period ended December 31, 1999. The higher provision for loan losses during the three years ended December 31, 1999 resulted from:

         (1) consumer loan charge-offs primarily from the indirect consumer lending portfolio,
         (2) charge-offs from small business loans which the Company began originating during the 1997 fourth quarter,
         (3) charge-offs associated with LTI lease financing operations which was acquired in March 1998,
         (4) charge-offs in commercial business loans during 1998 relating to the Company's factoring operations, and
         (5) a significant increase in the allowance for loan losses reflecting small business and indirect consumer loans charge-offs and delinquency trends.

         During the latter part of 1997, BankAtlantic began originating small business loans. Initial allowances were based upon industry information and internal experience with similar products. As the program progressed, delinquencies and charge-offs increased. The Company experienced a significant amount of small business lending losses during the year ended December 31, 1999 and during the fourth quarter of 1998. In response to the small business charge-offs and delinquency trends, the Company substantially reduced small business loan fundings during 1999 and has implemented significant modifications to the program. Additionally, the Company is continuing to address issues relating to the existing portfolio and modifications to the current small business loan origination process. However, as a consequence of these trends, the allowance for loan losses was substantially increased during the years ended December 31, 1999 and 1998.

         Throughout the 1995 to 1999 periods, delinquencies and charge-offs of indirect automobile loans continued to increase in either absolute dollars or as a percentage of the portfolio; particularly in the latter part of 1998 and throughout 1999. The increased allowance for indirect consumer loans at December 31, 1998 reflects the fact that 1998 charge-offs were higher than for 1997 even though the average balance of loans declined in 1998. Based on the number of delinquencies, charge-offs and available yield in indirect lending, management decided at the end of 1998 to cease indirect consumer loans. The decreased allowance for indirect consumer loans at December 31, 1999 compared to 1998 resulted from a decline in the indirect consumer loan portfolio balance.

         The increase in direct consumer and commercial business allowance for loan losses resulted from portfolio growth. The direct consumer portfolio increase reflects the origination of home equity revolving lines of credit during 1999. The commercial business portfolio increase resulted from the increased participation in syndicated lending during 1999.

         A significant factor used by BankAtlantic in determining the adequacy of the allowance for loan losses is historical loan loss experience with greater emphasis placed on current trends in delinquencies and charge-offs. Determinations may also be impacted by geographic and personnel factors.

         Risk elements at December 31, 1999 increased from December 31, 1998. The increase in nonaccrual loans was partially offset by decreases in loans contractually past due 90 days or more and repossessed assets. The decrease in loans contractually past due 90 days or more primarily resulted from the repayment of two commercial real estate loans which were repaid during 1999. The decline in repossessed assets resulted from the sale of two commercial real estate properties and a decline in consumer repossessed automobiles and residential real estate owned. The decline was partially offset by the foreclosure of a $2.2 million commercial real estate property.

         The increase in nonaccrual loans resulted from:

         (1) purchases of nonaccrual residential loans,
         (2) purchased wholesale residential loans,
         (3) small business non-mortgage loans,
         (4) consumer loans and
         (5) lease financing.

         The above increases in nonaccrual loans were partially offset by lower commercial real estate and originated residential nonaccrual balances.

         During 1999, the Company made bulk purchases of residential loans from government agencies which included delinquent loans and real estate owned. At December 31, 1999 the nonaccrual assets from these bulk purchases were listed in the above risk elements table.

         The increase in consumer nonaccrual balances reflected higher indirect automobile nonaccrual loans at December 31, 1999 compared to December 31, 1998 and a $1.3 million deposit overdraft. The Company has various second mortgages on properties securing the deposit overdraft, and has executed a workout agreement with the customer. The increase in purchased wholesale residential loans reflects higher delinquencies caused by a significant increase in loan balance during prior periods. The increase in nonaccrual balances associated with small business loans reflect the charge-off and delinquency trends discussed above. The increase in nonaccrual lease financing resulted from a larger lease portfolio during 1999 compared to 1998. The decline in nonaccrual commercial real estate loans primarily resulted from the foreclosure of a $2.2 million loan and the final repayment of a $5.9 million loan during 1999.

         The decline in originated residential nonaccrual loans reflects lower portfolio balances.

         Risk elements at December 31, 1998 increased from December 31, 1997. The increase in loans contractually past due 90 days or more and nonaccrual loans were partially offset by decreases in repossessed assets and restructured loans. The increase in loans contractually past due 90 days or more resulted primarily from two matured commercial real estate loans on which the borrower is continuing to make payments under the matured loan agreement. The increase in nonaccrual loans reflected:

         (1) two commercial nonresidential real estate nonaccrual loans totaling $7.7 million,
         (2)      nonaccrual lease financing contracts from LTI, and
         (3)      nonaccrual small business loans.

         The above increases in nonaccrual loans were partially offset by lower nonaccrual balances from:

         (1) residential loans,
         (2) purchased residential loans,
         (3) tax certificates, and
         (4) consumer loans.

         The decline in consumer nonaccrual balances reflected a reduction in home equity nonaccrual loans from December 1997. Repossessed assets declined at December 31, 1998 compared to December 31, 1997. The decline reflected lower residential and commercial real estate owned and automobile repossessed assets, partially offset by lease financing repossessions. The decline in restructured loans reflected the reclassification from non-performing to performing status of two loans that performed based on the terms of their agreements.

         The loan loss allowance as a percentage of total loans (excluding banker's acceptances) was 1.47% at December 31, 1997, 1.42% at December 31, 1998 and 1.63% at December 31, 1999. At December 31, 1999 gross real estate loans amounted to $2.4 billion of which $1.4 billion were residential real estate loans. The remaining real estate loans at December 31, 1999 consisted of $307.9 million of commercial real estate loans, $634.4 million of construction and development loans and $21.7 million of small business real estate loans. Gross other loans, excluding banker's acceptances, amounted to $624.5 million and included commercial and syndicated business loans, lease financing, due from foreign banks, small business - nonmortgage and consumer loans (including second mortgages) of $188.0 million, $43.4 million, $51.9 million, $93.4 million and $247.6 million, respectively, at December 31, 1999. Commercial real estate, commercial and syndicated business, small business non-mortgage, and consumer loans generally involve greater risks of collectibility than do residential loans.

         During the year ended December 31, 1999, the provision for REO was $340,000 compared to $1.1 million during 1998. The 1999 provision resulted from residential REO charge-offs, whereas the 1998 provision reflects residential REO charge-offs and commercial real estate charge-offs. The commercial real estate properties charged off were acquired through tax deeds.

         During the year ended December 31, 1997, reversals of losses on REO declined $141,000. During the year ended December 31, 1997, management reversed $56,000 of the REO allowance and charged off $244,000 of residential REO.

NON-INTEREST INCOME

      A summary of non-interest income follows:


                                                                                 For the Year                 1999         1998
                                                                              Ended December 31,               to           to
                                                                      ---------------------------------       1998         1997
                                                                         1999        1998        1997        Change       Change
                                                                      ---------    ---------    ---------   ---------    ---------
                                                                                               (In Thousands)
INCOME FOR BANKING OPERATIONS

Loan late fees and other loan income ..............................   $   5,122    $   4,299    $   2,293   $     823    $   2,006
Gains on sales of loans held for sale .............................       1,703        4,104        6,820      (2,401)      (2,716)
Trading securities gains (losses) .................................         (82)         898        2,463        (980)      (1,565)
Gains on sales of securities available for sale, net of write-downs       2,010          309        2,367       1,701       (2,058)
Gains (losses) on sales of property and equipment, net ............       2,005          (11)         852       2,016         (863)
Commissions .......................................................           0          108          103        (108)           5
Transaction fees ..................................................      14,172       12,589        9,302       1,583        3,287
ATM fees ..........................................................       9,945        6,650        5,329       3,295        1,321
Other .............................................................       3,726        4,200        3,284        (474)         916
                                                                      ---------    ---------    ---------   ---------    ---------
    Total non-interest income from banking operations .............      38,601       33,146       32,813       5,455          333
                                                                      ---------    ---------    ---------   ---------    ---------
RBCO OPERATIONS

Principal transactions ............................................      12,105        4,417            0       7,688        4,417
Investment banking ................................................      20,984        8,345            0      12,639        8,345
Commissions .......................................................      16,849        4,024            0      12,825        4,024
Other .............................................................         657          240            0         417          240
                                                                      ---------    ---------    ---------   ---------    ---------
Non-interest income - RBCO ........................................      50,595       17,026            0      33,569       17,026
                                                                      ---------    ---------    ---------   ---------    ---------
REAL ESTATE OPERATIONS

Gains on sales of real estate held for development and sale .......       9,061        6,055          470       3,006        5,585
Other .............................................................       1,812          653           83       1,159          570
                                                                      ---------    ---------    ---------   ---------    ---------
Non-interest income - real estate operations ......................      10,873        6,708          553       4,165        6,155
                                                                      ---------    ---------    ---------   ---------    ---------
Total non-interest income .........................................   $ 100,069    $  56,880    $  33,366   $  43,189    $  23,514
                                                                      =========    =========    =========   =========    =========




BANKING OPERATIONS:

         The increase in loan late fees and other loan income for the year ended December 31, 1999 compared to the same 1998 period was primarily due to an increase in small business loan renewal fee income. Also, loan late fees, consumer loan extension fees, loan prepayment penalties and trade finance fee income were higher during 1999 compared to 1998.

         The increase in loan late fees and other loan income during the year ended December 31, 1998 compared to the same 1997 period resulted from higher late fees, commitment fees, and loan prepayment penalties. The additional fees earned were the result of a larger loan portfolio during 1998 compared to 1997.

         During the year ended December 31, 1999, the Company sold $30.6 million of loans purchased and classified as held for sale and $95.2 million of loans originated for resale for gains of $1.9 million. Included in gains on sales of loans held for sale at December 31, 1999 is a $196,000 adjustment to the lower of cost or market associated with loans held for sale.

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

         During the year ended December 31, 1999, land and buildings associated with three branches that were relocated were sold for gains as reported in the above table. During 1997, land adjacent to properties sold in prior periods was sold for a gain as reported in the above table.

         Commissions during the year ended December 31, 1998 and 1997 were fees received by the Company from third party broker/dealers renting space in BankAtlantic's branches. During the year ended December 31, 1999, RBCO bank brokerage replaced the third party broker/dealers. As a consequence, the $200,000 of commissions earned by bank brokerage was eliminated in consolidation.

         Transaction fee income increased during each of the years in the three year period ended December 31, 1999. The higher transaction fee income during 1999 compared to 1998 resulted from:

         (1) a restructuring, in the fourth quarter of 1998, of BankAtlantic's deposit products to increase the focus on relationship banking and
         (2)      changes made to the pricing of the Company's deposit products.

         The higher transaction fee income during 1998 compared to 1997 resulted from:

         (1) the Company shifting its deposit mix from certificate accounts to transaction accounts, and
         (2) changes made to the pricing of the Company's deposit products based on an analysis by an outside consulting firm.

         ATM fee income increased during each of the years in the three year period ended December 31, 1999. The significant increase in ATM fee income during 1999 was primarily the result of an expanded ATM network. The Company's ATM network increased from 249 machines at December 31, 1997 to 771 ATM machines at December 31, 1999. The majority of the ATM machines was installed during the latter part of 1998. BankAtlantic established its ATM network to enhance fee income and to expand banking services throughout Florida. Currently, BankAtlantic has 277 ATM machines located in Wal-Mart SuperStores in Florida, Georgia, and Alabama, 168 ATM machines located in K-Mart and Cumberland Farms convenience stores and 34 ATM machines on cruise ships. The remaining ATM machines are located in gasoline stations, convenience food stores, malls, entertainment complexes, college campuses and BankAtlantic's branches.

         Non-interest income, other decreased during the year ended December 31, 1999 compared to the same 1998 period. The decline resulted from lower lease income and check clearing commissions. The decline in lease income resulted from the elimination of third party broker/dealers renting space in BankAtlantic branches. The lease income that BankAtlantic receives from RBCO is eliminated in the Company's Consolidated Financial Statements. The lower check clearing commission reflects a decline in volume during 1999 compared to 1998 due to the restructuring initiatives undertaken at the end of 1998.

         The increase in non-interest income, other during the year ended December 31, 1998 compared to the 1997 period resulted from increased commissions from teller check outsourcing, and higher fees earned on deposit customer services such as teller check fees and account research.

RBCO OPERATIONS

         RBCO was acquired on June 30, 1998. As a result, RBCO operations during 1998 reflect six months of activity, whereas operations for 1999 represent an entire year. RBCO operations during the year ended December 31, 1999 showed significant improvement in investment banking and commission revenues. The enhanced performance in investment banking operations was primarily due to a $544 million initial public offering for a large financial institution. The improvement in commission revenues reflects fees from the brokerage operations conducted in various BankAtlantic branches and income from Southeast Research Group. Such brokerage operations began early in 1999 and the Southeast Research Group was acquired by RBCO in June 1999. Principal transactions increased significantly during 1999. The increase was primarily due to improved equity trading results. The improvement in equity trading in 1999 was due to adverse market conditions experienced during 1998. During the 1998 third quarter the equity market declines reflecting concerns in Asia, Russia and Latin America and various hedge-fund problems. Other revenues slightly increased during 1999 representing Mutual Fund and managed money fees.

REAL ESTATE OPERATIONS

         Gains on sales of real estate held for development and sale represents the net profits on sales of real estate by SLWHC.

         The increase in other income during the year ended December 31, 1999 resulted from higher equity earnings from real estate joint venture operations and rental income from a nonresidential project which began operations during 1999. The improved equity earnings from joint venture operations resulted from the sale of a joint venture property.

         The increases in gains during 1998 compared to 1997 related to a full year of operations in 1998 compared to only two months in 1997. Other income during 1997 reflected the accretion of impact fees.

NON-INTEREST EXPENSE

         A summary of non-interest expense follows:


                                                                           For the Year               1999         1998
                                                                        Ended December 31,             to           to
                                                               -------------------------------------  1998         1997
                                                                1999         1998         1997       Change       Change
                                                              ---------    ---------    ---------   ---------    ---------
                                                                                       (IN THOUSANDS)
EXPENSES FROM BANKING OPERATIONS
Employee compensation and benefits ........................   $  39,206    $  45,063    $  37,666   $  (5,857)   $   7,397
Occupancy and equipment ...................................      21,512       20,518       17,693         994        2,825
Federal insurance premium .................................       1,139        1,042        1,084          97          (42)
Advertising and promotion .................................       2,113        4,749        2,188      (2,636)       2,561
Foreclosed asset activity, net ............................      (1,494)         754           82      (2,248)         672
Restructuring charges and write-downs .....................           0        2,565            0      (2,565)       2,565
Pension curtailment gain, net .............................           0       (3,128)           0       3,128       (3,128)
Amortization of cost over fair value of net assets acquired       2,840        2,770        2,508          70          262
Other .....................................................      18,900       23,641       16,087      (4,741)       7,554
                                                              ---------    ---------    ---------   ---------    ---------
  Non-interest expense ....................................      84,216       97,974       77,308     (13,758)      20,666
                                                              ---------    ---------    ---------   ---------    ---------
RBCO OPERATIONS
Employee compensation and benefits ........................      34,777       11,673            0      23,104       11,673
Occupancy and equipment ...................................       2,910          926            0       1,984          926
Advertising and promotion .................................       1,188          411            0         777          411
Amortization of cost over fair value of net assets acquired       1,161          541            0         620          541
Other .....................................................       9,439        3,975            0       5,464        3,975
                                                              ---------    ---------    ---------   ---------    ---------
Non-interest expense ......................................      49,475       17,526            0      31,949       17,526
                                                              ---------    ---------    ---------   ---------    ---------
REAL ESTATE OPERATIONS
Employee compensation and benefits ........................       1,012          770          144         242          626
Advertising and promotion .................................         724          589           15         135          574
Selling, general and administrative .......................       4,352        3,806          255         546        3,551
                                                              ---------    ---------    ---------   ---------    ---------
Non-interest expense ......................................       6,088        5,165          414         923        4,751
                                                              ---------    ---------    ---------   ---------    ---------
Total  non-interest expenses ..............................   $ 139,779    $ 120,665    $  77,722   $  19,114    $  42,943
                                                              =========    =========    =========   =========    =========


BANKING OPERATIONS

         The decrease in employee compensation and benefits during the year ended December 31, 1999 compared to the same 1998 period resulted primarily from the Company's December 1998 restructuring and the freezing of the defined benefit pension plan during 1998. The Company's full time equivalent employees for bank operations declined from 1,091 before the December 1998 restructuring to 889 full time equivalent employees at December 31, 1999. Pension expense during the year ended December 31, 1998 was $1.3 million compared to a recovery for 1999 of $789,000 due to plan performance above actuarial estimates.

         The increase in employee compensation and benefits during the year ended December 31, 1998 compared to the same 1997 period primarily resulted from:

         (1) the hiring in 1998 of over 100 new officers and employees to establish, expand and reorganize departments including small business, trade finance, capital markets, sales management, telebanking, direct consumer lending, retail delivery, cash management, government trading, and loan syndications,
         (2) the opening of ten new full service branches including five in the Tampa Bay market and
         (3)      annual salary and benefit increases.

         Occupancy and equipment expenses increased during each of the years in the three year period ended December 31, 1999. The increase in occupancy and equipment expenses during the year ended December 31, 1999 compared to 1998 primarily resulted from the expanded ATM network causing higher equipment rental and repair and maintenance expenses.

         The increase in occupancy and equipment expenses during the year ended December 31, 1998 compared to 1997 primarily resulted from:

         (1)      a significant increase in depreciation expense,
         (2)      an increase in rent expense, and
         (3)      higher repairs and maintenance expenses.

         These additional expenses were the result of:

         (1)      an expanded branch and ATM network, and
         (2)      technology expenditures to support a larger organization.

         The significantly higher advertising expense during the year ended December 31, 1998 compared to the years ended December 31, 1999 and 1997 reflected:

         (1) the introduction of BankAtlantic's new corporate logo using a TV identity campaign,
         (2)      costs to launch BankAtlantic's new products, and
         (3) promotions to introduce BankAtlantic's new branches in Miami-Dade County and the Tampa Bay market.

         The components of "Foreclosed asset activity, net" were:


                                                                           For the Year
                                                                        Ended December 31,
                                                              ---------------------------------------
(In Thousands)                                                  1999           1998            1997
                                                              -------        --------          ------
REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS AND
  TAX CERTIFICATES:
Operating expenses, net                                       $   331        $    651          $  492
Provision for (reversal  of) losses on REO                        340           1,115             (56)
Net gains on sales                                             (2,165)         (1,012)           (354)
                                                              -------        --------          ------
(Income) loss                                                 $(1,494)       $    754          $   82
                                                              =======        ========          ======


         The gain in foreclosed asset activity, during the year ended December 31, 1999 compared to the 1998 loss resulted from:

         (1) a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property.
         (2) a $316,000 gain on the sale of foreclosed property acquired in connection with the 1996 acquisition of Bank of North America.
         (3) gains on the sales of residential REO and property acquired through tax certificate operations,
         (4) lower operating expenses from foreclosed asset activity reflecting the sale of properties, and
         (5) a decrease in provision for REO losses due to a decline in foreclosed REO properties.

         The loss in foreclosed asset activity, net during the year ended December 31, 1998 compared to 1997 resulted from:

         (1) higher charge-offs of residential real estate owned acquired on defaulted loans generally reflecting higher residential loan balances
         (2) charge-offs of commercial non-residential real estate acquired through tax deed, and
         (3) additional operating expenses due to a larger number of residential loans foreclosed and disposed of during the year.

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

         During the fourth quarter of 1998, the Company restructured its operations as part of a year long efficiency study conducted by an outside consulting firm. Included in the restructuring was the elimination of indirect consumer loan originations, the closing and merging of branches and the consolidation of mortgage banking operations in the Tampa Bay market to a centralized processing operation. The restructuring reduced the Company's number of full time employees by approximately 115. Included in the restructuring charge was:

         (1)      employee severance and benefits,
         (2)      write-downs of assets associated with facility closures, and
         (3) liabilities established for lease contracts on closed branches.

         The restructuring charges were established effective December 31, 1998. At December 31, 1999, all amounts had been paid except for estimated future lease payments on closed branches. There have been no subsequent adjustments made to the initial restructuring charges at December 31, 1998.

         At December 31, 1998 the Company froze the benefits relating to its defined benefit pension plan. All employees were vested based on their years of service. Employees will not receive any further credit for future services while the plan is frozen. The freezing of the plan and the termination of employees resulted in a net pension curtailment gain at December 31, 1998.


         The decreased other non-interest expenses during the year ended December 31, 1999 compared to 1998 reflects lower operating expenses resulting primarily from the December 1998 restructuring and management's continuing focus on expense reduction. As a consequence of the above, the Company experienced a significant decrease in the following categories:

         (1)      stationery, printing and supplies,
         (2)      corporate legal,
         (3)      charitable contributions
         (4)      postage, and
         (5)      consulting.

         The above declines in other expenses were partially offset by higher ATM expenses due to the expanded ATM network.

         The increased other non-interest expenses during the year ended December 31, 1998 compared to 1997 reflected the expanded branch network, and the increased number of departments and personnel. As a consequence of the 1998 expansion, the Company experienced a significant increase in the following expense categories:

         (1)      stationery printing and supplies,
         (2)      telephone,
         (3)      ATM ,
         (4)      legal,
         (5)      postage,
         (6)      local tangible taxes, and
         (7)      Federal Reserve charges.

         The increase in amortization of cost over fair value of net assets acquired during the year ended December 31, 1999 and 1998 compared to the 1997 period related to the acquisition of LTI effective March 1, 1998.

RBCO NON-INTEREST EXPENSES

         RBCO was acquired on June 30, 1998. As a result, RBCO operations during 1998 reflects six months of activity, whereas operations for 1999 represents an entire year. Compensation and benefit expenses were affected by commissions and bonuses associated with the public offering for a large financial institution and salaries associated with the expansion of business activities. The expansion of business activities includes the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

         The increases in occupancy and equipment, advertising and other expenses during the year ended December 31, 1999 compared to the same 1998 period resulted from the expansion of business activities mentioned above.

         The higher amortization of cost over fair value of net assets acquired relates to the acquisition of RBCO on June 30, 1998 and the acquisition of the Southeast Research Group on June 28, 1999.

REAL ESTATE OPERATIONS NON-INTEREST EXPENSES

         The increase in employee compensation and benefits resulted from bonuses associated with gains on sales of real estate held for development and sale. Gains on real estate sales increased 50% during the year ended December 31, 1999 compared to the same 1998 period.

         The increase in selling, general and administrative expenses during the year ended December 31, 1999 compared to the same 1998 period resulted from higher real estate taxes reflecting the purchase of additional land during 1999 and higher consulting fees. Included in selling, general and administrative expenses during the year ended December 31, 1999 was $600,000 of consulting fees paid to the Abdo Companies, Inc., an affiliate of the Company compared to $200,000 of consulting fees paid to the same party during 1998. Additionally, included in selling, general and administrative expenses during the year ended December 31, 1999 were $111,000 of management fees paid to BFC Financial Corporation, an affiliate of the Company for work associated with assistance rendered by BFC to BDC whereby no fees were paid to them during 1998.

         Selling, general and administrative expenses were mainly real estate taxes on developed land and consulting fees during the year ended December 31, 1998. The increase in 1998 related to a full year of activity in 1998 compared to only 2 months in 1997.

DISCONTINUED OPERATIONS

         Effective December 31, 1998, the Company began implementing its plan to exit the MSB. Activity in the allowance established for exiting the MSB and the operations activity from the measurement date through December 31, 1999 was as follows:


                                                            Balance At       Amount         Change        Balance At
                                                            December 31,     Written          in          December 31,
(In Thousands)                                                  1998        Down/Paid       Estimats         1999
                                                            ------------    ---------       --------      ------------
Employee severance and benefits ......................        $   925        $   802        $   210         $   333
Provision for servicing contract cancellation ........            900            725           (175)              0
Fixed asset write-downs ..............................            430            264           (166)              0
Estimated cost to sell MSR ...........................          3,600          1,566         (1,768)            266
Anticipated loss from operations through disposal date          4,145          2,571         (1,448)            126
                                                              -------        -------        -------         -------
  Total ..............................................        $10,000        $ 5,928        $(3,347)        $   725
                                                              =======        =======        =======         =======


         The remaining allowance at December 31, 1999 represents estimated costs to:

         (1) provide the purchaser of the servicing portfolio with missing loan file documentation,
         (2) complete the 1999 information reporting on mortgage loans to the Internal Revenue Service, and
         (3) pay probable potential claims associated with loan servicing operations in prior periods.

MORTGAGE-BACKED SECURITIES AND INVESTMENT SECURITIES

         During the year ended December 31, 1999 and 1998, the Company purchased and sold the following securities from the available for sale portfolio: (in thousands)


                                                      Purchases (1)          Sales (1)
                                                   -------------------   -------------------
                                                     1999      1998       1999      1998
                                                   --------   --------   --------   --------
Loan securitizations ...........................   $ 44,318   $      0   $ 30,649   $      0
                                                   ========   ========   ========   ========
7 year balloon mortgage-backed securities ......          0          0          0    127,915
5 year balloon mortgage-backed securities ......          0          0          0     27,151
Real estate mortgage investment conduit ........    611,158    324,020          0          0
U.S. treasury notes ............................     89,647    176,605     59,005    181,558
Corporate bonds ................................          0          0          0      9,977
Repurchase agreements ..........................          0     62,000          0          0
                                                   --------   --------   --------   --------
     Total fixed rate securities ...............    700,805    562,625     59,005    346,601

5-1 adjustable rate mortgage-backed securities .          0    127,125    137,987    253,129
3-1 adjustable rate mortgage-backed securities .     21,519    214,865          0    103,183
                                                   --------   --------   --------   --------
Total adjustable rate mortgage-backed securities     21,519    341,990    137,987    356,312
                                                   --------   --------   --------   --------
Marketable equity securities ...................      5,339     11,830      2,413        675
                                                   --------   --------   --------   --------
   Total securities available for sale activity    $727,663   $916,445   $199,405   $703,588
                                                   ========   ========   ========   ========


         (1) Purchases and sales are stated at cost.

         Other investment activity during 1998 included the purchase of $1.6 million of marketable equity trading securities and the sale of $7.8 million of these securities for a $898,000 gain. Other investment activity during 1997 included the purchase of $6.2 million of marketable equity trading securities and the sale of $2.9 million of these securities for a $2.4 million gain. There was no purchase or sale of trading securities by BankAtlantic during the year ended December 31, 1999.

         BankAtlantic purchased and sold the above available for sale securities during 1999 and 1998 in order to react to changes in the interest rate environment during 1999 and 1998. Additionally, BankAtlantic securitized loans purchased in bulk for resale.

         During the year ended December 31, 1998 BankAtlantic began trading government securities and realized a $62,000 gain. During the year ended December 31, 1999 BankAtlantic expanded its proprietary trading activities beyond trading in government securities to include trading in options and future contracts on U.S. Treasury Notes and Bonds as well as Eurodollar time deposits that settle in three months or less. The Company recognized a $82,000 loss on trading activities during the year ended December 31, 1999.

         During the last quarter of 1998, investments in two marketable equity securities available for sale were written down by $2.1 million. The write-downs were made due to significant declines in the market value of the securities. These declines were considered other than temporary due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuers of the securities. The Company did not have any similar write-downs during the year ended December 31, 1999.

         A summary of the cost and gross unrealized appreciation or depreciation of estimated fair value compared to cost of tax certificates and other securities, mortgage-backed securities available for sale, and securities available for sale, follows (in thousands):


                                                                     December 31, 1999
                                                   ----------------------------------------------------
                                                                                 Gross         Gross
                                                   Amortized      Unrealized    Unrealized   Estimated
                                                      Cost       Appreciation  Depreciation  Fair Value
                                                   ----------    ------------  ------------  ----------
Tax certificates and other securities:
  Cost equals market .........................      $113,000      $      0      $      0      $113,000

Investment securities available for sale:
  Market over cost ...........................        10,784         2,985             0        13,769
  Cost over market ...........................        38,285             0         1,118        37,167
Mortgage-backed securities available for sale:
  Market over cost ...........................           916            29             0           945
  Cost over market ...........................       812,223             0        45,796       766,427
                                                    --------      --------      --------      --------
          Total ..............................      $975,208      $  3,014      $ 46,914      $931,308
                                                    ========      ========      ========      ========



         At December 31, 1999 and 1998 all mortgage-backed and investment debt securities, excluding tax certificates, were available for sale. The composition, yields and maturities of securities were as follows (in thousands):


                                       U.S.                                                    Corporate
                                     Treasury                    Mortgage        Asset           Bond                      Weighted
                                       and        Investment      Backed         Backed           and                      Average
                                     Agencies     Securities     Securities     Securities       Other      Total           Yield
                                     --------     ----------     ----------     ----------      --------   --------         -----
DECEMBER 31, 1999
MATURITY: (1)

   One year or less ...........      $  5,186      $ 66,310      $  9,456      $      0      $      0      $ 80,952          9.09%

   After one through five years        25,438        25,266         9,636             0         2,093        62,433          7.81
   After five through ten years             0             0        11,524             0             0        11,524          5.70
   After ten years ............             0             0       736,756             0             0       736,756          6.48
                                     --------      --------      --------      --------      --------      --------          ----
Fair values (2) (3) ...........      $ 30,624      $ 91,576      $767,372      $      0      $  2,093      $891,665          6.80%
                                     ========      ========      ========      ========      ========      ========          ====
Amortized cost (2) (3) ........      $ 30,632      $ 91,576      $813,139      $      0      $  2,322      $937,669          6.47%
                                     ========      ========      ========      ========      ========      ========          ====
Weighted  average yield based
    on fair value .............          6.00%         9.79%         6.46%         0.00%        13.44%         6.80%

Weighted average maturity .....     1.68 years    2.0 years    18.25 years      0 years      3.0 years   15.9 years
                                     --------      --------      --------      --------      --------      --------
DECEMBER 31, 1998
Fair value (2) (3) ............      $  5,041      $ 51,811      $573,402      $      0      $  1,980      $632,234          5.93%
                                     ========      ========      ========      ========      ========      ========          ====
Amortized cost (2) (3) ........      $  4,992      $ 51,811      $571,177      $      0      $  2,342      $630,322          6.42%
                                     ========      ========      ========      ========      ========      ========          ====
DECEMBER 31, 1997
Fair value ....................      $ 20,054      $ 55,213      $576,117      $  3,176      $  2,980      $657,540          6.31%
                                     ========      ========      ========      ========      ========      ========          ====
Amortized cost ................      $ 19,959      $ 55,213      $574,767      $  3,194      $  3,270      $656,403          6.35%
                                     ========      ========      ========      ========      ========      ========          ====


-------------

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.
(2) Equity securities with a cost of $37.5 million, $13.2 million and $5.1 million and a fair value of $39.6 million, $17.1 million and $5.2 million at December 31, 1999, 1998 and 1997, respectively were excluded from the above table.
(3) Trading securities of $23.3 million, $30.0 million and $5.1 million for 1999, 1998 and 1997, respectively, were excluded from the above table.

         Activity in the allowance for tax certificate losses was (in thousands):


                                                                                For the Year Ended December 31,
                                                                        -----------------------------------------------
                                                                         1999                 1998               1997
                                                                        ------               ------             -------
Balance, beginning of period                                            $1,020               $  949             $ 1,466

Charge-offs                                                               (820)                (976)             (1,444)
Recoveries                                                                 876                  813               1,025
                                                                        ------               ------             -------
Net (charge-offs) recoveries                                                56                 (163)               (419)
(Reversals) provision charged to operations                                428                  234                 (98)
                                                                        ------               ------             -------
Balance, end of period                                                  $1,504               $1,020             $   949
                                                                        ======               ======             =======
Average yield on tax certificates at period end                           9.79%               10.24%               9.95%
                                                                        ======               ======             =======



SEGMENT REPORTING - CONTINUING OPERATIONS

         Operating segments are determined by the type of business activity from which revenues and expenses are incurred, products or services offered and the internal reporting reviewed by management and by business activity for which discrete financial information is available. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customer, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business as it is based on information developed solely for the benefit of management. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted. The reports utilized by management are prepared specifically to track trends and changes in these operating segments. (See "Business Segments" for a further discussion on Segments.)


(in thousands)                                                        For the Year Ended December 31,
                                                                   -------------------------------------
NET CONTRIBUTION AFTER INCOME TAXES                                  1999            1998          1997
                                                                   --------        --------       ------
Bank investment operations - wholesale residential                 $  9,302        $  6,549       $ 4,804

Bank investment operations - other                                    6,890             448         3,845
Bank loan operations - retail products                              (9,019)         (5,622)         3,263
Bank loan operations - commercial products                           19,010           8,166        11,711
Real estate operations                                                2,035             913            27
Investment banking operations                                           574           (268)             8
                                                                   --------        --------       -------
Net contribution                                                   $ 28,792        $ 10,186       $23,658
                                                                   ========        ========       =======


BANK INVESTMENT OPERATIONS

         The net contribution from bank investment operations - wholesale residential increased in each of the years in the three year period ended December 31, 1999. The improvement in net contribution during 1999 compared to 1998 reflected lower interest expense and overhead allocated to the segment, a decline in premium amortization and a lower provision for loan losses. The decline in the provision for loan losses reflected a decline in loan balances in the segment.


         The lower interest expense and overhead allocation was caused by a decline in total assets and lower bank operations overhead. The decline in bank operation overhead resulted from the December 1998 corporate restructuring and managements focus on expense reductions during the year ended December 31, 1999.

         The reduction in premium amortization reflected a decline in loan payoffs and curtailments due to the increasing interest rates environment during 1999.

         The improvement in net contribution during 1998 compared to 1997 resulted from gains on sales of purchased wholesale residential loans while no wholesale residential loans were sold during 1997 and an increased net interest margin resulting from purchases of wholesale residential loans and significant asset growth during 1998 compared to 1997. The growth of average assets of the segment out paced its allocated interest expense and overhead.

         Such increase was partially offset in 1998 by depreciation and amortization expense which increased significantly during 1998 compared to 1997 due to accelerated premium amortization on the wholesale residential loan portfolio as a result of increased actual and anticipated prepayments due to the declining interest rate environment.

         Bank investment operations - other net contribution increased in 1999 due to improvements in the net interest margin resulting from significant purchases of REMIC securities available for sale and bank operations expense reductions mentioned above.

         The bank investment operations - other net contribution declined during the year ended December 31, 1998 compared to the same 1997 period reflecting an other than temporary write-down in the value of certain securities available for sale in 1998 and lower levels of trading gains during 1998 compared to 1997.

BANK LOAN OPERATIONS

         The net contribution from bank loan operations - retail products significantly decreased during each of the years in the three year period ended December 31, 1999. The primary reasons for the decline in net contribution during the periods was significant increases in the provisions for loans losses for small business and indirect consumer loans. The increased charge-offs and deteriorating delinquency trends resulted in significant increases in the allowance for loan losses during 1999. Furthermore, the decline in segment assets reflects the Company's decision to cease the origination of indirect automobile loans in December 1998 and a significant reduction in small business fundings during 1999 compared to 1998.

         The net contribution from bank loan operations - commercial products increased during the year ended December 31, 1999 compared to the same 1998 period. The increase resulted from an improvement in the net margin due to loan growth and the reduction in bank overhead discussed above. The increase in segment assets was primarily due to loan growth. The segment experienced improvement in the provision for loan losses based on improved charge-off and delinquency trends and in non-interest income due to loan extension and prepayment fees.

         The net contribution from bank loan operations - commercial products decreased during the year ended December 31, 1998 compared to 1997. The primary reasons for the decline in net contribution during 1998 compared to 1997 was an increased provision for loan losses relating to lower loan recoveries and a growing loan portfolio. In addition, net interest margin was impacted by a decline in the prime rate during 1998 whereby interest expense and overhead did not decline by the same rate.

REAL ESTATE OPERATIONS

         Real estate operations primarily related to the activities of SLWHC which was acquired on October 31, 1997. The increase in net contribution during the year ended December 31, 1999 compared to the same 1998 period resulted from additional gains on the sales of real estate during 1999 and increased equity in earnings from joint venture operations. The increase in segment assets at December 31, 1999 compared to 1998 primarily resulted from the December, 1999 Levitt acquisition.

          The increase in net contribution during the year ended December 31, 1998 compared to 1997 resulted from a full year of operations being included in 1998 compared to only two months in 1997.

INVESTMENT BANKING OPERATIONS

         Investment banking operations primarily relates to the operations of RBCO. RBCO was acquired on June 30, 1998. The improvement in net contribution during 1999 compared to 1998 reflected enhanced revenues from investment banking, principal transactions, and commissions partially offset by higher compensation and operating expenses. The enhanced revenue and higher operating expenses reflected a significant expansion of RBCO activities during 1999.

FINANCIAL CONDITION

         The Company's total assets at December 31, 1999 and 1998 were $4.2 billion and $3.8 billion, respectively. The increase in total assets primarily resulted from increased:

                  (1) securities available for sale from the purchase of REMIC securities,

                  (2) real estate held for development and sale and joint venture balances due to the Levitt acquisition and additional investments in SLWHC and joint ventures

                  (3)      deferred tax asset due to the Levitt acquisition,

                  (4) Investment securities resulting from increased tax certificate balances and investments in internet-based companies.

         The above increases in total assets were partially offset by:

                  (1) the sale of the mortgage servicing portfolio as part of the Company's plan to dispose of its MSRs,

                  (2)      a decline in RBCO trading portfolio and

                  (3)      lower cash balances.

         The Company's total liabilities at December 31, 1999 and 1998 were $3.9 billion and $3.5 billion, respectively.

         The increase in total liabilities primarily resulted from increased:

                  (1) deposits reflecting the increased brokered deposits and public funds,

                  (2) FHLB advance balances used to fund the purchase of securities available for sale,

                  (3) securities sold under agreements to repurchase to fund loan growth, and purchase of investment securities and securities available for sale, and

                  (4) notes payable resulting from the acquisition of Levitt and additional investments at SLWHC

         The above increases in total liabilities were partially offset by declines in advances by borrowers for taxes and insurance and other liabilities resulting from the disposal of the MSB. In addition, federal funds purchased declined due to the Company using alternative borrowing sources noted above.

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

         Financial instruments with off-balance sheet risk at December 31, 1999 were (in thousands):


                                                                                                        Weighted
                                                                                                         Average
                                                                    Fixed            Floating           Interest
                                                                    Rate               Rate               Rate
                                                                -------------      -------------     --------------
Commitments to extend credit including the undisbursed
  portion of loans in process ........................             $8,840             $359,249             8.72%



         In addition, BankAtlantic extends letters of credit to its commercial customers. At December 31, 1999, BankAtlantic had $152.7 million of letters and lines of credit outstanding. BankAtlantic receives an annual commitment fee on outstanding letters of credit.

         PRINCIPAL REPAYMENTS -- The following table sets forth the scheduled contractual principal repayments at maturity dates of BankAtlantic's loan portfolios and securities available for sale at December 31, 1999. As of December 31, 1999, the total amount of principal repayments on loans and securities available for sale contractually due after December 31, 2000 was $3.2 billion, $2.4 billion having fixed interest rates and $823 million having floating or adjustable interest rates.

                             Outstanding
                                 on
                             December 31,                     For the Period Ending December 31,(1)
                            ------------- ---------------------------------------------------------------------------
(IN THOUSANDS)                  1999         2000      2001-2002    2003-2007    2008-2012     2013-2017     2018
                             ----------   ----------   ----------   ----------   ----------   -----------  ----------
Commercial real estate ...   $  329,602   $   74,208   $   92,314   $  138,277   $   16,184   $    7,721   $      898

Residential real estate ..    1,408,469          488        6,188       18,577       34,211      253,234    1,095,771
Real estate construction .      634,382      200,420      316,022      117,557            0          383            0
Consumer (2) .............      247,642        9,437       59,698       93,796       23,139       61,318          254
Commercial business (5) ..      376,812      267,850       79,258       29,663           13           28            0
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------
  TOTAL LOANS (3) ........   $2,996,907   $  552,403   $  553,480   $  397,870   $   73,547   $  322,684   $1,096,923
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========
TOTAL SECURITIES AVAILABLE
  FOR SALE (3)(4) ........   $  818,308   $   32,861   $   33,310   $    3,889   $   60,676   $  384,324   $  303,248
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========

-------------

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2)      Includes second mortgage loans and lease financing.
(3)      Actual principal repayments may differ from information shown above.
(4) Includes in 1999 marketable equity securities available for sale of $18.2 million .
(5)      Includes due from foreign banks.

         LOAN CONCENTRATION -- BankAtlantic's geographic loan concentration at December 31, 1999 was:


          Florida .....................................  48%
          California ..................................   8%
          Northeast....................................  11%
          Other........................................  33%
                                                        ---
            Total...................................... 100%
                                                        ===


         The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 1999. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

         Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 1999 were (in thousands):


                                            Commercial    Real Estate
                                             Business    Construction     Total
                                            ----------   ------------    --------
One year or less ......................      $324,194      $375,808      $700,002
Over one year, but less than five years        18,526         1,727        20,253
Over five years .......................         4,272             0         4,272
                                             --------      --------      --------
                                             $346,992      $377,535      $724,527
                                             ========      ========      ========
DUE AFTER ONE YEAR:
Pre-determined interest rate ..........      $ 22,798      $  1,727      $ 24,525
Floating or adjustable interest rate ..             0             0             0
                                             --------      --------      --------
                                             $ 22,798      $  1,727      $ 24,525
                                             ========      ========      ========



         DEPOSITS -- Deposit accounts consisted of the following (in thousands):


                                                      December 31,
                                        ---------------------------------------
                                          1999           1998           1997
                                        ---------     ----------      ---------
Interest free checking ...........     $  221,498     $  235,124      $ 162,788
Interest bearing deposits:
  Insured money fund savings (1) .        368,968        421,978        289,413
  NOW account ....................        215,953        234,185        223,679
  Savings account (1) ............        115,228        127,747        262,685
  Time deposits less than $100,000        570,369        582,225        648,906
  Time deposits $100,000 and over         535,876        324,513        176,262
                                       ---------      ---------      ----------
          Total..................      $2,027,892     $1,925,772     $1,763,733
                                       ==========     ==========     ==========


(1) During 1998, the Company streamlined its deposit products, shifting savings accounts with large balances to the insured money fund savings category.

         Time deposits $100,000 and over had the following maturities (in thousands):

                                                          December 31,
                                                              1999
                                                          ------------
     Less than 3 months .......................             $107,636
     3 to 6 months ............................              189,021
     6 to 12 months ...........................              192,720
     More than 12 months ......................               46,499
                                                            --------
               Total ..........................             $535,876
                                                            ========


         BankAtlantic solicits deposits through advertisements in newspapers and magazines of general circulation and on radio, television and the internet. Most of its depositors are residents of Miami-Dade, Broward, and Palm Beach Counties, Florida at least part of the year. BankAtlantic at December 31, 1999 had $159.0 million and $158.5 million of brokered time deposits and State of Florida public deposits. RBCO acted as principal agent for $145.3 million of the brokered deposits. Additionally, BankAtlantic has several facilities for brokered certificates of deposit. These facilities are considered an alternative source of borrowings.

         The stated rates and balances at which BankAtlantic paid interest on deposits were (dollars in thousands):


                                                                           December 31,
                                                            ----------------------------------------
                                                               1999          1998            1997
                                                            ----------     ----------     ----------
Interest free checking .................................    $  221,498     $  235,124     $  162,788

Insured money fund savings:  4.29% at December 31,
  1999, 3.86% at December 31, 1998, and 3.90% at
  December 31, 1997 ....................................       368,968        421,978        289,413
NOW accounts:  1.00% at December 31, 1999, 1.00 % at
  December 31, 1998, and 2.20% at December 31, 1997, ...       215,953        234,185        223,679
Savings accounts:  1.06% at December 31, 1999, 1.06%
  at December 31, 1998, and 2.04% at December 31, 1997 .       115,228        127,747        262,685
                                                            ----------     ----------     ----------
Total non-certificate accounts .........................       921,647      1,019,034        938,565
                                                            ----------     ----------     ----------
Certificate accounts:
  0.00% to 4.00% .......................................        82,359         77,146         14,275
  4.01% to 5.00% .......................................       360,669        238,943         37,803
  5.01% to 6.00% .......................................       594,507        521,570        184,800
  6.01% to 7.00% .......................................        47,852         52,937        493,845
  7.01% and greater ....................................        10,919         11,478         90,882
                                                            ----------     ----------     ----------
Total certificate accounts .............................     1,096,306        902,074        821,605
                                                            ----------     ----------     ----------
Total deposit accounts .................................     2,017,953      1,921,108      1,760,170
                                                            ----------     ----------     ----------
Interest earned not credited to deposit accounts .......         9,939          4,664          3,563
                                                            ----------     ----------     ----------
          Total deposit accounts .......................    $2,027,892     $1,925,772     $1,763,733
                                                            ==========     ==========     ==========
Weighted average stated interest rate on deposits at the
  end of each period ...................................          3.67%          3.42%          3.70%
                                                            ==========     ==========     ==========


         The amounts of scheduled maturities of certificate accounts were (in thousands):



                                                Year Ending December 31,
                      --------------------------------------------------------------------------
December 31, 1999       2000         2001         2002         2003         2004      Thereafter
                      --------     --------     --------     --------     --------    ----------
0.00% to 4.00% ..     $ 75,653     $  5,655     $    425     $    201     $    425     $      0
4.01% to 5.00% ..      327,417       28,264        1,597        1,625        1,740           26
5.01% to 6.00% ..      538,896       40,246        8,001        5,167        1,975          222
6.01% to 7.00% ..       19,438       14,553       10,357          590        2,795          119
7.01% and greater       10,421           51          135            0          302           10
                      --------     --------     --------     --------     --------     --------
    Total .......     $971,825     $ 88,769     $ 20,515     $  7,583     $  7,237     $    377
                      ========     ========     ========     ========     ========     ========


         The following table sets forth the deposit activities for the periods indicated (in thousands):


                                                          For the Year Ended December 31,
                                                     --------------------------------------
                                                       1999           1998          1997
                                                     ---------      ---------     ---------
Net increase (decrease) before interest credited     $  34,370      $ 108,462     $(122,938)

Levitt deposits eliminated in consolidation ....        (4,460)             0             0
Interest credited ..............................        72,210         53,577        53,754
                                                     ---------      ---------     ---------
            Total increase (decrease) ..........     $ 102,120      $ 162,039     $ (69,184)
                                                     =========      =========     =========

         Loans receivable composition, including mortgage-backed securities, at the dates indicated was (dollars in thousands):


                                                                            December 31,
                             -----------------------------------------------------------------------------------------------------
                                     1999                 1998                 1997                 1996               1995
                             -------------------  -------------------  -------------------  -------------------   ----------------
                               Amount    Percent   Amount     Percent    Amount    Percent    Amount    Percent    Amount  Percent
LOANS RECEIVABLE:
REAL ESTATE LOANS:
  Residential real estate... $        0    0.00%  $        0    0.00%  $   37,813    1.98%  $   438,359   24.02%  $157,361   28.99%
  Purchased residential
   real estate..............  1,185,383   44.30    1,336,100   50.89      772,932   40.41       428,722   23.50          0    0.00
  Residential real estate
   held for sale............    220,236    8.23      168,881    6.43      161,562    8.45        16,207    0.89     17,122    2.07
  Construction and
   development..............    634,382   23.71      439,418   16.74      325,951   17.04       301,813   16.54    122,371   14.77
  FHA and VA insured........      2,850    0.11          487    0.02        1,025    0.05         4,013    0.22      5,183    0.63
  Commercial real estate....    307,931   11.51      341,738   13.02      378,718   19.80       427,235   23.41    350,256   42.27
  Small business - real
   estate...................     21,671    0.81       20,275    0.77       17,639    0.92             0    0.00          0    0.00
Other loans:
  Second mortgage - direct.      85,936    3.21       60,403    2.30       65,810    3.44        86,234    4.73     63,052    7.61
  Second mortgage - indirect      5,325    0.20        8,032    0.31       12,461    0.65         9,894    0.54     25,621    3.09
  Commercial business.......    188,040    7.03       91,591    3.49       41,858    2.19        78,177    4.28     64,194    7.75
  Small business -
    non-mortgage............     93,442    3.49       98,543    3.75       13,757    0.72             0    0.00          0    0.00
  Lease finance.............     43,436    1.62       25,055    0.95            0    0.00             0    0.00          0    0.00
  Due from foreign banks         51,894    1.94       27,293    1.04       12,256    0.64             0    0.00          0    0.00
  Consumer - other direct        35,508    1.32       40,930    1.56       51,558    2.69        76,506    4.19     37,502    4.53
  Consumer - other indirect.    120,873    4.51      212,571    8.09      204,689   10.70       172,056    9.43     96,042   11.59
                             ----------  ------   ----------  ------   ----------  ------    ----------  ------   --------  ------
        Total ..............  2,996,907  111.99    2,871,317  109.36    2,098,029  109.68     2,039,216  111.75    938,704  113.30
                             ----------  ------   ----------  ------   ----------  ------    ----------  ------   --------  ------
Adjustments:
Undisbursed portion of
 loans in process...........    286,608   10.71      218,937    8.34      163,237    8.53       190,874   10.45     89,896   10.85
Unearned discounts on
 commercial real estate
 loans......................        235    0.01          286    0.01          669    0.03           705    0.04        793    0.10
Unearned discounts (premium)
 on purchased real estate
 and consumer loans.........    (10,478)  (0.39)     (11,563)  (0.44)      (7,047)  (0.37)       (2,762)  (0.15)       385    0.05
Allowance for loan losses...     44,450    1.66       37,950    1.45       28,450    1.49        25,750    1.41     19,000    2.30
                             ----------  ------   ----------  ------   ----------  ------    ----------  ------   --------  ------
        Total loans
          receivable, net..  $2,676,092  100.00%  $2,625,707  100.00%  $1,912,720  100.00%   $1,824,649  100.00%  $828,630  100.00%
                             ==========  ======   ==========  ======   ==========  ======    ==========  ======   ========  ======
MORTGAGE-BACKED SECURITIES:
FNMA mortgage backed
 securities................      63,481    8.27%     117,111   20.42%     207,738   36.06%      101,381   34.40%   132,554   22.18%
GNMA and FHLMC mortgage-
 backed securities.........      13,361    1.74      149,743   26.12      368,379   63.94        193,35   65.60    465,197   77.82
FNMA real estate mortgage
 investment conduits.......      70,580    9.20       32,980    5.75            0    0.00          0.00    0.00          0    0.00
FHLMC real estate mortgage
investment conduits........     619,950   80.79      273,568   47.71            0    0.00          0.00    0.00          0    0.00
                             ----------  ------   ----------  ------   ----------  ------    ----------  ------   --------  ------
      Total mortgage-
       backed securities(1)  $  767,372  100.00%  $  573,402  100.00%  $  576,117  100.00%   $  294,740  100.00%  $597,751  100.00%
                             ==========  ======   ==========  ======   ==========  ======    ==========  ======   ========  ======
Banker's acceptances.......  $   13,616  100.00%  $    9,662  100.00%  $  160,105  100.00%   $      207  100.00%  $      0    0.00%
                             ==========  ======   ==========  ======   ==========  ======    ==========  ======   ========  ======


(1) Includes net unrealized appreciation (depreciation) on mortgage-backed securities available for sale of $(45.8) million, $2.1 million, $1.4 million, $851,000, and $8.8 million at December 31, 1999, 1998, 1997,
         1996, and 1995, respectively.

ASSET AND LIABILITY MANAGEMENT

         BankAtlantic originates commercial real estate loans, commercial and syndicated business loans, international loans, small business loans, and consumer loans which generally have higher yields and shorter durations than residential real estate loans. BankAtlantic originates residential loans with both fixed and adjustable rates, however the majority of residential loans originated are currently sold to correspondents. BankAtlantic also purchases residential loans and participates in loan syndications with both fixed and adjustable rates, which are retained for portfolio. Since these bulk loan purchases are acquired periodically, management believes it is in a better position (unlike the case of individual loan originations) to manage the interest rate risk in the portfolio due to the size and generally homogeneous nature of these purchases. BankAtlantic also purchases both performing and nonperforming residential loans for resale in the secondary markets to other financial institutions. BankAtlantic also acquires mortgage-backed securities (including REMIC) and Treasury securities with intermediate terms. During recent years in order to lower its cost of funds, BankAtlantic has not emphasized certificates of deposit and seeks to generate low cost transaction accounts as market opportunities allow; however, during 1999, BankAtlantic was able to obtain brokered deposits at lower rates than in local markets. BankAtlantic also increased its participation in the State of Florida's public funds program because rates paid were lower than current certificate rates. See "Mortgage-Backed Securities and Investment Securities." In managing its asset and liabilities, management continually assesses:

         (1) general economic conditions,

         (2) the interest rate environment, and

         (3) the yields and credit risk associated with alternative investments.


MARKET RISK

         Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.


EQUITY PRICE RISK

         The Company (including RBCO) maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 1999 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.


                               Available
      Percent     Trading       for Sale          Securities
     Change in   Securities    Securities         Sold Not
       Fair         Fair          Fair              Yet              Dollar
       Value       Value          Value          Purchased           Change
     ---------    -------      -----------    ---------------        ------
                             (DOLLARS IN THOUSANDS)

      20 %        $27,973        $21,863           $3,155            $ 8,832
      10 %        $25,642        $20,041           $2,892            $ 4,416
       0 %        $23,311        $18,219           $2,629            $     0
     (10)%        $20,980        $16,397           $2,366            $(4,416)
     (20)%        $18,649        $14,575           $2,103            $(8,832)



         BankAtlantic expanded its proprietary trading group during 1999. Their activities included trading in options and future contracts on U.S. Treasury Notes and Bonds as well as Eurodollar time deposits that settle in three months or less. Eurodollar time deposits are indexed to the LIBOR interest rate. In addition, RBCO is a market maker in equity securities which could, from time to time require RBCO to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.

INTEREST RATE RISK

         The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. The Company has developed a model using standard industry software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 1999 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

         o        loan portfolio,
         o        debt securities available for sale,
         o        investment securities,
         o        FHLB stock,
         o        Federal Funds sold,
         o        deposits,
         o        advances from FHLB,
         o        securities sold under agreements to repurchase,
         o        Federal Funds purchased,
         o        Subordinated Debentures, notes and bonds payable, Trust
         o        Preferred Securities, and off-balance sheet loan
         o        commitments.

The Company has no off-balance sheet derivatives other than fixed rate loan commitments aggregating $8.8 million at December 31, 1999.

         The model calculates the net potential gains and losses in net portfolio fair value by:

                  (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at December 31, 1999,

                  (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values,

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

         The prepayment assumptions used in the model are disclosed in BankAtlantic's Cumulative Rate Sensitivity GAP at December 31, 1999. Subordinated debentures, notes and bonds payable and Trust Preferred Securities were valued for this purpose based on their contractual maturities or redemption date. The Company's interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

         Presented below is an analysis of the Company's interest rate risk at December 31, 1999. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                        Net
                     Portfolio
    Changes            Value            Dollar
    in Rate            Amount           Change
    -------          ---------         ---------
              (Dollars in Thousands)

    +200 bp           $249,790         $(98,884)
    +100 bp           $297,870         $(50,804)
       0 bp           $348,674         $      0
    -100 bp           $381,219         $ 32,545
    -200 bp           $362,742         $ 14,068



         Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions related to:

         o        interest rates,
         o        loan prepayment rates,
         o        deposit decay rates,
         o market values of certain assets under various interest rate scenarios, and
         o        repricing of certain borrowings

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

INTEREST RATE SENSITIVITY

         BankAtlantic's profitability is dependent to a large extent on its net interest income, which is the difference between its interest income on its interest-earning assets and its interest expense on its interest-bearing liabilities. Like most financial institutions, changes in general interest rate levels and other economic factors affect BankAtlantic's profitability. If there is a mismatch between the dollar amount of repricing or maturing assets ( such as loans) and liabilities (such as time deposits), a financial institution is said to have an "interest rate sensitivity gap." A financial institution's interest rate risk arises from an interest rate sensitivity gap. Financial institutions measure this interest rate risk in terms of the ratio of the interest rate sensitivity gap to the institution's total assets. If more assets reprice or mature over a given time frame than liabilities, the financial institution is considered "asset-sensitive." This risk is reflected as a positive gap. Conversely, if more liabilities reprice or mature over a given time frame than assets, the financial institution will be considered "liability-sensitive." This risk is reflected as a negative gap.

         An asset-sensitive position (i.e., a positive gap) will generally enhance earnings in a rising interest rate environment (because more interest-earning assets will be repriced or replaced at higher interest rates than interest-paying liabilities). In a falling interest rate environment an asset-sensitive position will generally negatively impact earnings (since more interest-earning assets will be repriced or replaced at lower interest rates than interest-bearing liabilities). Conversely, a liability-sensitive position (i.e., a negative gap) will generally enhance earnings in a falling interest rate environment (more interest-bearing liabilities are replaced or repriced at lower rates than interest-earning assets) and negatively impact earnings in a rising interest rate environment (more interest-bearing liabilities will be replaced or repriced at higher rates than interest-earning assets).

         At December 31, 1999, BankAtlantic had a one year negative cumulative gap of 1.30%. This negative one year gap position may, as noted above, have a negative impact on BankAtlantic's earnings in a rising interest rate environment. However, it is important to note that the Company makes a number of assumptions to calculate its interest rate sensitivity gap. These assumptions relate to interest rates, loan prepayment rates and deposit decay rates and the assumptions may not prove to be correct. Accordingly, the Company's interest rate sensitivity gap may not accurately reflect the impact of changes in interest rates on the Company's profitability. In addition, management of BankAtlantic may take anticipatory or reactive measures in response to changes in interest rates that are not reflected in the interest rate sensitivity calculation. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, there is no assurance that these strategies will be successful.

ADVERSE IMPACT OF ACCELERATED PREPAYMENTS ON NET INTEREST INCOME

         Generally, as interest rates fall, loan prepayments accelerate. Due in significant part to historically low interest rates during 1998, BankAtlantic experienced a high volume of loan prepayments in its mortgage portfolio and in its servicing portfolio during the year ended December 31, 1998. Those prepayments adversely affected its results of operations during this period. Prepayments in a declining interest rate environment reduce net interest income and adversely impact earning due to accelerated amortization of loan premiums and the yields earned on funds received from loan payoffs are reinvested at lower rates than the existing portfolio. While BankAtlantic has exited the MSB, significant loan prepayments in the future could have an adverse effect on future earnings.

ADVERSE IMPACT OF RAISING INTEREST RATES ON LOANS HELD FOR SALE

         Changes in general interest rate levels also impact the valuation of the Company's assets and liabilities. The Company may be required under generally accepted accounting principles to establish a valuation allowance to reflect a decline in the market value of its assets as a result of changes in interest rates. For the year ended December 31, 1999, BankAtlantic established a lower of cost or market valuation allowance on its loans held for sale portfolio. The Company's earnings could be adversely affected if interest rates rise causing an increase in the loans held for sale valuation allowance.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

       BANKATLANTIC'S CUMULATIVE RATE SENSITIVITY GAP AT DECEMBER 31, 1999



                                                           181
                                                          Days
                                    0-90       91-180     to 1      1 - 3      3 - 5    5 - 10    10 - 20     >20
(Dollars in Thousands)              Days        Days      Year      Years      Years     Years     Years     Years      Total
                                 ----------  ---------  ---------  --------  ---------  --------  --------  --------  ----------
Interest earning assets:
Investment securities(5)(6)....  $   81,510  $  18,010  $  23,027  $ 25,439  $       0  $      0  $      0  $      0  $  147,986
Conventional single
  family (1)...................      26,180     25,752     49,645   177,485    140,572   454,621     6,735       143     881,133
Adjustable single family (2)...     120,108     91,023    253,759    27,210     12,111    23,125         0         0     527,336
Securities available for
  sale-fixed rates (3).........      48,643     34,201     56,294   214,292    157,665   173,071         0         0     684,166
Securities available for
  sale floating rates (2)......      64,412      1,631      3,095    10,457      8,029    28,299         0         0     115,923
Commercial real estate
  loans (1)....................      26,222     15,635     17,833    64,422    110,664    32,024         0         0     266,800
Adjustable commercial
  real estate loans (2)........     653,804     17,925     25,455         0          0         0         0         0     697,184
Commercial business
  including banker's
  acceptances..................      70,531     20,305     16,060    15,878      2,648     4,272         0         0     129,694
Commercial business adjustable.     217,298          0          0         0          0         0         0         0     217,298
Lease financing................       3,310      3,449      7,340    29,337          0         0         0         0      43,436
Consumer ......................      34,779     28,031     43,866    74,022      9,887     2,230         0         0     192,815
Consumer prime rate............      53,007        490        623       642         57         8         0         0      54,827
                                 ----------  ---------  ---------  --------  ---------  --------  --------  --------  ----------
Total interest earning
  assets.......................   1,399,804    256,452    496,997   639,184    441,633   717,650     6,735       143   3,958,598
                                 ----------  ---------  ---------  --------  ---------  --------  --------  --------  ----------
Interest bearing liabilities:
  Money fund savings (4).......      72,871     58,479     93,859    75,315     35,858    32,586         0         0     368,968
Savings and NOW (4)............      30,634     27,801     50,458   116,457     32,925    72,907         0         0     331,182
Certificate accounts (8).......     288,804    295,291    387,730   109,283     14,821       377         0         0   1,096,306
Borrowings:
Securities sold under
  agreements to repurchase.....     431,099          0          0         0          0         0         0         0     431,099
Advances from FHLB and Federal
  Funds purchased (7)..........     289,408     73,550     87,342   179,246    474,540         0         0         0   1,104,086
Notes and bonds payable........         927     17,747          0    14,846      3,200    19,901         0         0      56,621
                                 ----------  ---------  ---------  --------  ---------  --------  --------  --------  ----------
Total interest-bearing
  liabilities..................  $1,113,743  $ 472,868  $ 619,389  $495,147  $ 561,344  $125,771  $      0  $      0  $3,388,262
                                 ==========  =========  =========  ========  =========  ========  ========  ========  ==========
Interest rate sensitivity
  GAP (repricing difference)...  $  286,061  $(216,416) $(122,392) $144,037  $(119,711) $591,879  $  6,735  $    143
Cumulative GAP ................  $  286,061  $  69,645  $ (52,747) $ 91,290  $ (28,421) $563,458  $570,193  $570,337
Cumulative ratio of
  GAP to total assets                  7.06%      1.72%     (1.30)%    2.25%      0.70%    13.91%    14.08%    14.08%
                                 ==========  =========  =========  ========  =========  ========  ========  ========

(1) Fixed rate mortgages are shown in periods which reflect normal amortization plus prepayments of 11-24% per annum, depending on coupon.
(2) Adjustable rate mortgages and securities available for sale-floating rate are shown in the periods in which the mortgages are scheduled for repricing.
(3) Fixed rate securities available for sale are shown in periods which reflect normal amortization plus prepayments equal to BankAtlantic's experience of 9-22% per annum.
(4) BankAtlantic determines deposit run-off on money fund checking, savings and NOW accounts based on statistics obtained from external sources. BankAtlantic does not believe its experience differs significantly from these sources. Interest-free transaction accounts are non-interest bearing liabilities and are accordingly, excluded from the cumulative rate sensitivity gap analysis.


                                                                       Within        1 - 3         3 - 5        Over 5
                                                                       1 Year        Years         Years         Years
                                                                       ------        -----         -----         -----
Money fund savings accounts decay rates..............................    17%           17%           16%           14%

Insured money fund savings (excluding tiered savings) decay..........    79%           31%           31%           31%

NOW and savings accounts decay rates.................................    37%           32%           17%           17%
                                                                         ==            ==            ==            ==


(5)      Includes FHLB stock and federal funds sold.
(6) Tax certificates are shown in periods which reflects normal repayment equal to BankAtlantic's experience of 10% of the outstanding monthly balance.
(7) Included in advances from FHLB were $715.0 million of European callable advances. The repricing date of the callable advance utilized in the above table was the callable date due to higher advance rates at December 31, 1999.
(8) The amounts of scheduled maturities of certificate accounts and related interest rates are disclosed under the heading "Financial Condition Deposits" elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the sale of common shares and issuance of debt securities. The Company's annual debt service at December 31, 1999 associated with its 9%, 6 3/4%, and 5 5/8% Debentures, and its Trust Preferred Securities was approximately $18.0 million. The Company's estimated current annual dividends to common shareholders is $4.2 million. During 1999, the Company received $23.2 million of dividends from BankAtlantic. Dividends from BankAtlantic are subject to regulatory approval and applicable regulatory restrictions.

         BankAtlantic's liquidity will depend on its ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

         Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 4% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 10.31% under these regulations at December 31, 1999. Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $131.3 million, $217.2 million and $336.4 million at December 31, 1999, 1998 and 1997, respectively. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 1999, loan commitments were approximately 4.88% of loans receivable, net.

         BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificate; securities available for sale; proceeds from the sale of loans, mortgage servicing rights and investment securities; proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; other borrowings; and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans. BankAtlantic has various facilities to acquire broker deposits. These facilities may be exercised as an alternative source of borrowings, when and if needed. BankAtlantic has established $65.0 million lines of credit with four other banks to purchase federal funds. At December 31, 1999, BankAtlantic had $5.9 million of federal funds purchased.

         The Company and BankAtlantic currently engage in real estate development and investment activities through the ownership of SLWHC, Levitt and equity investments in real estate limited partnerships. There is no assurance that future sales of properties from SLWHC, Levitt or the real estate investments will be sufficient to fund operating expenses in future years. To the extent real estate sales are not adequate to cover operating expenses, it may be necessary to fund an operating deficit from other sources.

A summary of the Company's consolidated cash flows follows (in thousands):


                                         For the Years Ended December 31,
                                   -------------------------------------------
                                      1999            1998             1997
                                   ---------        ---------        ---------
Net cash provided (used) by:
 Operating activities ...........  $ (89,739)       $ 177,180        $ 246,386
  Investing activities...........   (280,560)        (792,562)        (684,645)
  Financing activities...........    359,859          633,418          411,903
                                   ---------        ---------        ---------
Increase (decrease) in cash and
  cash equivalents and due
  from banks.....................  $ (10,440)       $  18,036        $ (26,356)
                                   =========        =========        =========

         Cash flows from operations decreased in each of the years in the three year period ending December 31, 1999. Cash flows from operations during 1999 decreased due to an increase in loans purchased and classified as held for sale and declines in amount due from investors associated with the Company exiting the MSB. Cash flows from operations declined during 1998 compared to 1997 primarily due to higher loan fundings and purchases of loans held for sale during 1998 compared to 1997.

         Cash used by investing activities increased during 1999 compared to 1998 due to lower loan funding for portfolio and lower loans purchased for portfolio as well as lower purchases of securities available for sale.

         Cash used by investing activities increased during 1998 compared to 1997. The increase primarily resulted from higher loan fundings and purchases during 1998 compared 1997. The loan funding increases were partially offset by higher loan repayments during 1998 compared to 1997.

         Cash provided by financing activities decreased during 1999 compared to 1998. The decrease primarily resulted from lower FHLB advance borrowings and deposit inflows. The declines were partially offset by increased securities sold under agreements to repurchase borrowings.

         Cash provided by financing activities increased during 1998 compared to 1997. The increase primarily resulted from higher deposits, and short term borrowings. The above, were partially offset by net proceeds from debentures in 1997 and a decline in FHLB advances .

         Management believes that the Company, BankAtlantic and RBCO have adequate liquidity to meet their business needs and regulatory requirements.

         Savings institutions are subject to regulatory capital requirement based on FDICIA defined capital ratios as discussed in Part I, Business - Regulation and Supervision - Savings Institution Regulations". At December 31, 1999, BankAtlantic exceeded all applicable regulatory capital requirements and is considered to be "well capitalized".

          In January 2000, the Board of Directors of the Company approved a corporate transaction which would result in the redemption and retirement of the approximately 5.4 million publicly held outstanding shares of Class B common stock at a price of $6.00 per share payable in cash. It is currently anticipated that outstanding options to acquire Class B common stock will be terminated for a net cash outlay of $4.6 million; however, the Company is considering possible alternatives to the termination of the options. The Class B common stock represents 100% of the voting rights of the Company. BFC Financial Corporation and its affiliates currently beneficially own in excess of 50% of BankAtlantic Bancorp's Class B common stock. As a result of the transaction, BFC Financial Corporation would be the sole holder of the Class B common stock. The proposed transaction is subject to approval of the Company's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

         In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.3 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

         In January 2000, the Company began an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that only $50-75 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The Company used a portion of the proceeds to pay a portion of the purchase price for the debentures tendered pursuant to the tender offer described above and also intends to use the proceeds to fund the proposed corporate transaction and for general corporate purposes. The investment notes mature in 2 years and the interest rate is fixed upon issuance. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

         In connection with the acquisition of RBCO in June 1998, the Company established a retention pool under which 785,866 shares of restricted Class A common stock were issued to key employees of RBCO. The retention pool was valued at $8.1 million at the acquisition date, and the shares vested four years from the date of acquisition. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the RBCO acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of RBCO with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted common stock were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.7 million. The Company may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise its rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%.

         During the year ended December 31, 1998, the Company paid $10.9 million to repurchase and retire 849,275 shares of Class B common stock and for the year ended December 31, 1999, the Company paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock. During the year ended December 31, 1999, the Company paid $1.6 million to repurchase and retire 221,345 shares of Class B common stock through December 31, 1999, and subsequent to that date paid $2.3 million to repurchase 391,000 shares of Class B common stock.

        In March 1997, the Company formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. In April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in an identical principal amount of the Company's 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, the Company contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinate Debentures. Offering costs of $2.9 million were paid by the Company. BBC Capital's sole asset is $77.1 million in aggregate principal amount Junior Subordinated Debentures.

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

         On November 25, 1997, the Company issued 4,959,375 shares of Class A common stock and $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The net proceeds to the Company from the sale of Class A common stock were $43.4 million, net of $107,000 in expenses, and $96.5 million from the issuance of the 5 5/8% Debentures, net of $3.5 million of deferred offering costs. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into an aggregate of 7,727,975 shares of Class A common stock. The 5 5/8% Debentures are redeemable at any time on or after December 1, 2000 at the option of the Company, in whole or in part, at fixed redemption prices. The Company contributed the entire net proceeds of the offering to BankAtlantic where it was available to support BankAtlantic's growth, both internal and via acquisitions.

DIVIDENDS

         The Company intends to pay regular quarterly cash dividends on its common stock. The availability of funds for dividend payments and interest expense on the 9%, 6 3/4%, and 5 5/8% Debentures, 9 1/2% Trust Preferred Securities and the Investment Notes depends upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision Restriction on Dividends and Other Capital Distributions."

         The Indentures relating to the Company's 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These Indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1999 and 1998 the Company designated $5.8 million of securities available for sale to satisfy the above provisions.

         Subject to the results of operations and regulatory capital requirements for BankAtlantic, the Company will seek to declare regular quarterly cash dividends on its common stock. The Company has previously effected stock splits in the form of a stock dividend of Class A common stock to both Class A and Class B common shareholders. Due to accounting and tax considerations, adjustment for such stock dividends to Class B common stock options previously granted under the Company's option plans were made only in Class B common stock.

YEAR 2000 CONSIDERATIONS

         The Company did not experience any system interruptions associated with the year 2000 event. The Company is currently monitoring its loan customers for possible year 2000 losses. The year 2000 event has not had and is not expected to have a material impact on the Company's consolidated financial condition or results of operations. Total expenditures during the year ended December 31, 1999 relating to the year 2000 event were approximately $200,000.


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

              ITEM 8. Financial Statements and Supplementary Data.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                      PAGE
                                                                                                      ----
Independent Auditors' Report.......................................................................... F-3

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998....................... F-4

Consolidated Statements of Operations for each of the years in the three year period ended
  December 31, 1999................................................................................... F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 1999.............................................. F-7

Consolidated Statements of Cash Flows for each of the years in the three year period ended
  December 31, 1999.................................................................................. F-10

Notes to Consolidated Financial Statements........................................................... F-13



                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
BankAtlantic Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                 KPMG LLP

Fort Lauderdale, Florida
January 20, 2000

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                       December 31,
                                                                                ----------------------------
(In thousands, except share data)                                                  1999             1998
                                                                                -----------      -----------

ASSETS
Cash and due from depository institutions .................................     $    90,070      $   100,823
Securities purchased under resell agreements ..............................             313                0
Tax certificates, net - at cost which approximates market value ...........          91,576           49,896
Other investments, at cost which approximates market value ................          21,424            1,915
Loans receivable, net .....................................................       2,469,472        2,466,488
Loans held for sale .......................................................         220,236          168,881
Securities available for sale (at market value) ...........................         818,308          597,520
Trading securities (at market value) ......................................          23,311           30,005
Accrued interest receivable ...............................................          30,594           27,771
Real estate held for development and sale and joint ventures ..............         149,964           67,845
Real estate owned, net ....................................................           3,951            5,503
Office properties and equipment, net ......................................          55,473           58,090
Federal Home Loan Bank stock, at cost which approximates market value .....          56,410           52,230
Mortgage servicing rights, net ............................................             879           44,315
Deferred tax asset, net ...................................................          41,487           20,148
Cost over fair value of net assets acquired, net ..........................          53,553           55,493
Other assets ..............................................................          32,880           42,052
                                                                                -----------      -----------
         Total assets .....................................................     $ 4,159,901      $ 3,788,975
                                                                                ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..................................................................     $ 2,027,892      $ 1,925,772
Advances from FHLB ........................................................       1,098,186        1,044,572
Federal Funds purchased ...................................................           5,900           18,500
Securities sold under agreements to repurchase ............................         423,223          162,093
Subordinated debentures, notes and bonds payable ..........................         228,773          177,114
Guaranteed preferred beneficial interests in Company's Junior Subordinated
  Debentures...............................................................          74,750           74,750
Advances by borrowers for taxes and insurance .............................           2,595           62,346
Other liabilities .........................................................          62,696           83,388
                                                                                -----------      -----------
         Total liabilities ................................................       3,924,015        3,548,535
                                                                                -----------      -----------
Commitments and contingencies (See Note 15)

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
 and outstanding...........................................................               0                0
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 32,418,470 and 32,372,738 shares ................             324              268
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 10,264,516 and 10,356,431 shares ................             102              104
Additional paid-in capital ................................................         145,399          147,686
Unearned compensation - restricted stock grants ...........................          (5,633)          (7,062)
Retained earnings .........................................................         122,639           95,818
                                                                                -----------      -----------
Total stockholders' equity before accumulated other comprehensive income ..         262,831          236,814
Accumulated other comprehensive income (loss) - net unrealized appreciation
 (depreciation) on securities available for sale - net of deferred
 income taxes .............................................................         (26,945)           3,626
                                                                                -----------      -----------
         Total stockholders' equity .......................................         235,886          240,440
                                                                                -----------      -----------
         Total liabilities and stockholders' equity .......................     $ 4,159,901      $ 3,788,975
                                                                                ===========      ===========


                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



(In thousands, except share and per share data)                                          For the Years Ended December 31,
                                                                                      --------------------------------------
INTEREST INCOME:                                                                         1999           1998          1997
                                                                                      ---------      ---------      --------
Interest and fees on loans and leases ...........................................     $ 218,714      $ 208,094      $171,212
Interest on banker's acceptances ................................................           991          1,062           473
Interest and dividends on securities available for sale .........................        52,306         34,924        31,177
Interest and dividends on other investment and trading securities ...............        13,926         10,058         7,692
                                                                                      ---------      ---------      --------
        Total interest income ...................................................       285,937        254,138       210,554
                                                                                      ---------      ---------      --------
INTEREST EXPENSE:
Interest on deposits ............................................................        76,875         66,714        68,231
Interest on advances from FHLB ..................................................        54,242         52,763        27,345
Interest on securities sold under agreements to repurchase and federal
  funds purchased ...............................................................        18,329         13,767         8,906
Interest on subordinated debentures, notes and bonds payable and guaranteed
  beneficial interests in Company's Junior Subordinated Debentures ..............        19,915         19,643        11,542
Capitalized interest on investments in and advances to real estate joint ventures          (690)        (1,034)            0
                                                                                      ---------      ---------      --------
        Total interest expense ..................................................       168,671        151,853       116,024
                                                                                      ---------      ---------      --------
NET INTEREST INCOME .............................................................       117,266        102,285        94,530
Provision for loan losses .......................................................        30,658         21,788        11,268
                                                                                      ---------      ---------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .............................        86,608         80,497        83,262
                                                                                      ---------      ---------      --------
NON-INTEREST INCOME:
Loan late fees and other loan income ............................................         5,122          4,299         2,293
Gains on sales of loans held for sale ...........................................         1,703          4,104         6,820
Trading securities gains (losses) ...............................................           (82)           898         2,463
Gains on sales of real estate held for sale .....................................         9,061          6,055           470
Gains on sales of securities available for sale, net of write-downs .............         2,010            309         2,367
Gains (losses) on sales of property and equipment, net ..........................         2,005            (11)          852
Principal transactions ..........................................................        12,105          4,417             0
Investment banking ..............................................................        20,984          8,345             0
Commissions .....................................................................        16,849          4,132           103
Transaction fees ................................................................        14,172         12,589         9,302
ATM fees ........................................................................         9,945          6,650         5,329
Other ...........................................................................         6,195          5,093         3,367
                                                                                      ---------      ---------      --------
        Total non-interest income ...............................................       100,069         56,880        33,366
                                                                                      ---------      ---------      --------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding RBCO and real estate operations ........        39,206         45,063        37,666
Employee compensation/benefits for RBCO and real estate operations ..............        35,789         12,443           144
Occupancy and equipment .........................................................        24,422         21,444        17,693
Advertising and promotion .......................................................         4,025          5,749         2,203
Foreclosed asset activity, net ..................................................        (1,494)           754            82
Restructuring charges and write-downs ...........................................             0          2,565             0
Pension curtailment gain, net ...................................................             0         (3,128)            0
Amortization of cost over fair value of net assets acquired .....................         4,001          3,311         2,508
Other excluding RBCO and real estate operations .................................        20,039         24,683        17,171
Other for RBCO and real estate operations .......................................        13,791          7,781           255
                                                                                      ---------      ---------      --------
        Total non-interest expense ..............................................       139,779        120,665        77,722
                                                                                      ---------      ---------      --------
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS ..........................        46,898         16,712        38,906
Provision for income taxes ......................................................        18,106          6,526        15,248
                                                                                      ---------      ---------      --------
Income from continuing operations ...............................................        28,792         10,186        23,658
Income (loss) from discontinued mortgage servicing business (less
  applicable income taxes (benefit) of $1,269, ($11,101) and $2,505) ............         2,077        (18,220)        4,111
                                                                                      ---------      ---------      --------
NET INCOME (LOSS) ...............................................................     $  30,869      $  (8,034)     $ 27,769
                                                                                      =========      =========      ========



                                   (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



(In thousands, except share and per share data)                              For the Years Ended December 31,
                                                                   -----------------------------------------------------
                                                                        1999               1998                1997
                                                                   --------------     --------------      --------------
CLASS A COMMON SHARES
Basic earnings per share from continuing operations ..........     $         0.72  $            0.26   $            0.72
Basic earnings (loss) per share from discontinued operations .               0.05              (0.47)               0.13
                                                                   --------------     --------------      --------------
Basic earnings (loss) per share ..............................     $         0.77  $           (0.21)  $            0.85
                                                                   ==============     ==============      ==============

Diluted earnings per share from continuing operations ........     $         0.59  $            0.25   $            0.58
Diluted earnings (loss) per share from discontinued operations               0.03              (0.45)               0.09
                                                                   --------------     --------------      --------------
Diluted earnings (loss) per share ............................     $         0.62  $           (0.20)  $            0.67
                                                                   ==============     ==============      ==============

Basic weighted average number of common shares outstanding ...         30,776,168         29,358,740          22,331,622
                                                                   ==============     ==============      ==============
Diluted weighted average number of common and common
  equivalent shares outstanding ..............................         48,856,323         30,083,955          33,674,934
                                                                   ==============     ==============      ==============

CLASS B COMMON SHARES
Basic earnings per share from continuing operations ..........     $         0.66  $            0.25   $            0.71
Basic earnings (loss) per share from discontinued operations .               0.04              (0.43)               0.12
                                                                   --------------     --------------      --------------
Basic earnings (loss) per share ..............................     $         0.70  $           (0.18)  $            0.83
                                                                   ==============     ==============      ==============
Diluted earnings per share from continuing operations ........     $         0.57  $            0.23   $            0.59
Diluted earnings (loss) per share from discontinued operations               0.03              (0.41)               0.09
                                                                   --------------     --------------      --------------
Diluted earnings (loss) per share ............................     $         0.60  $           (0.18)  $            0.68
                                                                   ==============     ==============      ==============

Basic weighted average number of common shares outstanding ...         10,316,879         10,483,522          10,649,135
                                                                   ==============     ==============      ==============
Diluted weighted average number of common and common
  equivalent shares outstanding ..............................         10,995,037         11,517,960          11,932,823
                                                                   ==============     ==============      ==============






                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999



                                                                                                          Accumulated
                                                                                    Additional                Other
                                                          Comprehensive    Common    Paid-in    Retained  Comprehensive
(In Thousands)                                               Income         Stock    Capital    Earnings    Income(A)     Total
                                                          -------------    ------   ----------  --------  -------------   -----
BALANCE, DECEMBER 31,1996 ................................                   183      64,171     82,602          748      147,704
Net income................................................     27,769          0           0     27,769            0       27,769
Other comprehensive income (less income tax provision
  of $15) (A).............................................        (24)
                                                            ---------
Comprehensive income......................................  $  27,745
                                                            =========
Proceeds from issuance of Class A common stock, net.......                    35      43,339           0            0      43,374
Issuance of Class A common stock upon conversion of
  subordinated debentures.................................                     0         375           0            0         375
Dividends on Class A common stock.........................                     0           0      (1,365)           0      (1,365)
Dividends on Class B common stock.........................                     0           0      (1,244)           0      (1,244)
Exercise of Class A common stock options..................                     0          97           0            0          97
Exercise of Class B common  stock options.................                     3       1,757           0            0       1,760
Tax effect relating to the exercise of  stock options.....                     0         913           0            0         913
Purchase and retirement of Class A common stock...........                   (3)      (3,340)          0            0      (3,343)
Purchase and retirement of Class B common stock...........                   (8)      (8,837)          0            0      (8,845)
5 for 4 stock split July 1997.............................                    48           0         (48)           0           0
5 for 4 stock split February 1998.........................                    64           0         (64)           0           0
Net change in unrealized appreciation on  securities
  available for sale - net of deferred income taxes.......                     0           0           0          (24)        (24)
                                                                        --------   ---------   ---------  -----------   ---------
BALANCE, DECEMBER 31, 1997................................              $    322   $  98,475   $ 107,650  $       724   $ 207,171
                                                                        ========   =========   =========  ===========   =========


                                                                   (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999




                                                                                            Unearned
                                                                                          Compensation   Accumulated
                                                                    Additional             Restricted       Other
                                          Comprehensive    Common    Paid-in    Retained     Stock      Comprehensive
(In Thousands)                               Income         Stock    Capital    Earnings     Grants       Income(a)     Total
                                           ------------    ------   ----------  --------     -------    -------------   -----
BALANCE, DECEMBER 31, 1997............                      $322     $ 98,475   $107,650     $     0       $  724       $207,171
Net loss..............................     $  (8,034)          0            0     (8,034)          0            0         (8,034)
Other comprehensive income, net of
  income tax:
   Unrealized gains on securities
    available for sale................         3,705
   Reclassification adjustment for
    gains included in net loss (less
    income tax provision of $504).....          (803)
                                           ---------
Other comprehensive income (A)........         2,902
                                           ---------
Comprehensive loss....................     $  (5,132)
                                           =========
Dividends on Class A common stock.....                         0            0     (2,773)          0            0         (2,773)
Dividends on Class B common stock.....                         0            0     (1,025)          0            0         (1,025)
Exercise of Class A common stock
 options..............................                         0          200          0           0            0            200
Exercise of Class B common stock
 options..............................                         4        1,380          0           0            0          1,384
Tax effect relating to the exercise
 of stock options.....................                         0          709          0           0            0            709
Purchase and retirement of Class B
 common stock.........................                        (7)     (10,853)         0           0            0        (10,860)
Issuance of Class A common stock for
 acquisitions.........................                        36       41,826          0           0            0         41,862
Issuance of Class A restricted stock..                         1          583          0           0            0            584
Issuance of Class A common stock
 options upon acquisition of RBCO....                          0        1,582          0           0            0          1,582
Issuance of Class A common stock
 upon conversion of subordinated
 debentures, net.....................                          9        5,720            0           0          0          5,729
Unearned compensation - restricted
 stock grants........................                          7        8,064            0       (8,071)        0              0
Amortization of unearned
 compensation - restricted stock
 grants..............................                          0            0            0        1,009         0          1,009
Net change in unrealized appreciation
 on securities available for sale-net
 of deferred income taxes............                          0            0            0            0     2,902          2,902
                                                            ----     --------   ----------   ----------    ------       --------
BALANCE, DECEMBER 31, 1998...........                       $372     $147,686   $   95,818   $   (7,062)   $3,626       $240,440
                                                            =====    ========   ==========   ==========    ======       ========




                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 1999


                                                                                            Unearned
                                                                                          Compensation   Accumulated
                                                                    Additional             Restricted       Other
                                          Comprehensive    Common    Paid-in    Retained     Stock      Comprehensive
(In Thousands)                               Income         Stock    Capital    Earnings     Grants       Income(a)     Total
                                           ------------    ------   ----------  --------     -------    -------------   -----
BALANCE, DECEMBER 31, 1998.............                     $372     $147,686   $ 95,818     $(7,062)    $  3,626       $240,440
Net income.............................    $  30,869           0            0     30,869           0            0         30,869
Other comprehensive income,
 net of income tax:
   Unrealized losses on securities
   available for sale..................      (29,866)
   Reclassification adjustment for
     gains included in net loss
    (less income tax provision
    of $468)...........................         (705)
                                           ---------
Other comprehensive loss (A)...........      (30,571)
                                           ---------
Comprehensive income...................    $     298
                                           =========
Dividends on Class A common stock......                        0            0     (3,010)          0            0         (3,010)
Dividends on Class B common stock......                        0            0       (984)          0            0           (984)
Exercise of Class A common stock
 options...............................                        0           262         0           0            0            262
Exercise of Class B common stock
 options...............................                        1           410         0           0            0            411
Tax effect relating to the
 exercise of stock options.............                        0           141         0           0            0            141
Purchase and retirement of
 Class A common stock..................                      (10)       (8,384)        0           0            0         (8,394)
Purchase and retirement of
 Class B common stock..................                       (2)       (1,562)        0           0            0         (1,564)
Fair value of stock options
 granted to nonemployees...............                        0            69         0           0            0             69
Issuance of Class A restricted
 stock for acquisition.................                        2         1,082         0           0            0          1,084
Issuance of Class A common
 stock for investment securities.......                        8         4,992         0           0            0          5,000
Issuance of Class A common
 stock upon conversion of
 subordinated debentures, net..........                        0            30         0           0            0             30
Forfeited Class A restricted
 common stock..........................                        0          (89)         0          89                           0
Unearned compensation -
 restricted stock grants...............                        1           762         0        (763)           0              0
Amortization of  unearned
 compensation  - restricted
 stock grants..........................                        0             0         0       2,103            0          2,103
Stock dividend August 1999.............                       54             0       (54)          0            0              0
Net change in unrealized
 appreciation on securities
 available for sale-net of
 deferred income taxes.................                        0            0          0           0      (30,571)       (30,571)
                                                            ----     --------   --------     -------     --------       --------
BALANCE, DECEMBER 31, 1999.............                     $426     $145,399   $122,639     $(5,633)    $(26,945)      $235,886
                                                            ====     ========   ========     =======     ========       =========


(A) The components of other comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 For the Years Ended December 31,
                                                                             ---------------------------------------
(In thousands)                                                                 1999           1998           1997
                                                                             ---------      ---------      ---------
OPERATING ACTIVITIES:
Income from continuing operations ......................................     $  28,792      $  10,186      $  23,658
Income (loss) from discontinued operations .............................         2,077        (18,220)         4,111
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
Provision for loan losses ..............................................        30,658         21,788         11,268
Provision for (reversal of) losses on real estate owned ................           340          1,115            (56)
Gain on sales of real estate held for development and sale .............        (9,061)        (6,055)          (470)
Lower of cost or market adjustment on loans held for sale ..............           196              0              0
Gains on sales of securities available for sale ........................        (2,010)        (2,445)        (2,367)
Gains on sales of mortgage servicing rights ............................             0         (2,611)        (7,905)
Gains on sales of real estate owned ....................................        (2,165)        (1,012)          (354)
Gains on sales of loans held for sale ..................................        (1,703)        (4,104)        (6,820)
(Gains) losses on sales of property and equipment, net .................        (2,005)            11           (852)
Depreciation, amortization and accretion, net ..........................        11,572         10,666         12,023
Net accretion (amortization) of loan premiums, discounts and origination
  fees..................................................................          (718)         2,491         (1,170)
Amortization of mortgage servicing rights ..............................         2,656         18,977          8,210
Restructuring charges and write-downs ..................................             0          2,565              0
Provision for disposal of mortgage servicing business ..................             0         10,000              0
Provision for valuation of mortgage servicing rights ...................            18         10,690              0
Provision (benefit) for deferred income taxes ..........................         5,940        (18,263)           173
Proceeds from sales of loans classified as held for sale ...............       127,592        283,138        280,703
Fundings of loans held for sale ........................................       (69,629)      (127,214)       (79,832)
Loans purchased, classified as held for sale ...........................      (176,355)       (29,997)             0
Trading activities, net ................................................         6,694         (4,142)        (6,243)
Proceeds from sales of trading securities ..............................           (82)         8,712          3,640
Trading securities (gains) losses ......................................            82           (898)        (2,463)
Write-down of securities available for sale ............................             0          2,136              0
Increase in accrued interest receivable ................................        (2,823)        (5,147)        (1,869)
Amortization of cost over fair value of net assets acquired ............         4,001          3,311          2,508
(Increase) decrease in other assets ....................................        (3,128)          (919)         1,720
Pension curtailment gain, net ..........................................             0         (3,128)             0
Increase (decrease) in other liabilities ...............................       (40,054)        15,700          8,859
Equity in joint venture (earnings) losses ..............................          (809)            77             12
Provision for (reversal of) allowance for tax certificate losses .......           428            234            (98)
Decrease in securities sold not yet purchased ..........................          (243)          (462)             0
                                                                             ---------      ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .......................       (89,739)       177,180        246,386
                                                                             ---------      ---------      ---------


                                                                    (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                    For the Years Ended December 31,
                                                                             --------------------------------------------
(In thousands)                                                                   1999                1998         1997
                                                                             ------------      -----------     ----------
INVESTING ACTIVITIES:
Purchase of investment securities .......................................     $  (123,482)     $   (53,214)     $ (47,822)
Proceeds from redemption and maturity of investment securities ..........          72,315           58,297         47,218
Purchase of securities available for sale ...............................        (727,663)        (916,445)      (664,993)
Principal collected on securities available for sale ....................         267,669          224,565        141,775
Proceeds from sales of securities available for sale ....................         232,064          706,033        357,863
Loans purchased .........................................................        (426,299)      (1,263,502)      (524,498)
Principal reduction on loans ............................................       1,477,415        1,498,352        947,299
Loan fundings for portfolio .............................................      (1,027,220)      (1,072,530)      (720,620)
Banker's acceptances funded .............................................         (27,282)        (110,180)      (159,709)
Proceeds from maturity of banker's acceptances ..........................          24,319          219,808            287
Proceeds from sales of banker's acceptances .............................               0           41,877              0
Cost of equipment acquired for lease ....................................         (34,154)         (19,214)             0
Leases purchased ........................................................               0           (6,054)             0
Real estate acquired in connection with bulk purchases ..................          (2,041)               0              0
Proceeds from sales of real estate owned ................................          11,721            6,774          2,876
Additions to dealer reserve .............................................               0           (7,525)        (9,409)
Additions to office property and equipment ..............................          (5,936)          (9,994)        (7,934)
Proceeds from sales of properties and equipment .........................           3,456                0          1,144
Investments and advances to joint ventures ..............................         (18,166)         (38,339)        (1,325)
Purchases of FHLB stock net of redemptions ..............................          (4,180)         (17,343)       (20,100)
Proceeds from sales of mortgage servicing rights ........................          32,650           31,454         35,550
Mortgage servicing rights purchased and originated ......................            (897)         (64,176)       (45,840)
Proceeds for sales of real estate held for development and sale .........          17,535           12,922          2,133
Additional investment in real estate held for development and sale ......          (9,514)         (14,561)          (623)
Acquisitions, net of cash acquired ......................................         (12,870)             433        (17,917)
                                                                              -----------      -----------      ---------
NET CASH USED BY INVESTING ACTIVITIES ...................................        (280,560)        (792,562)      (684,645)
                                                                              -----------      -----------      ---------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits .....................................          34,370          108,462       (122,938)
Interest credited to deposits ...........................................          72,210           53,577         53,754
Proceeds from FHLB advances .............................................         644,000        1,727,000        763,006
Repayments of FHLB advances .............................................        (590,386)      (1,380,135)      (360,999)
Net increase (decrease) in federal  funds purchased .....................         (12,600)          16,000          2,500
Proceeds from notes and bonds payable ...................................           5,085            4,135            563
Repayment of notes and bonds  payable ...................................          (4,751)          (9,051)          (903)
Net increase (decrease) in securities sold under agreements to repurchase         261,130          103,377       (131,872)
Issuance of stock options to nonemployees ...............................              69                0              0
Proceeds from the issuance of subordinated debentures ...................               0                0        100,000
Deferred costs on the issuance of subordinated debentures ...............               0                0         (3,488)
Proceeds from issuance of guaranteed preferred interests in the Company's
  Junior Subordinated Debentures ........................................               0                0         74,750
Deferred offering costs from issuance of guaranteed preferred interests
  in the Company's Junior Subordinated Debentures .......................               0                0         (2,908)
Payment to acquire and retire common stock ..............................          (9,958)         (10,860)       (12,188)
Issuance of common stock, net ...........................................               0                0         43,374
Issuance of common stock upon exercise of stock options .................             673            1,584          1,857
(Decrease) increase in advances by borrowers for taxes and insurance, net         (36,048)          22,949          9,738
Common stock dividends paid .............................................          (3,935)          (3,620)        (2,343)
                                                                              -----------      -----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................         359,859          633,418        411,903
                                                                              -----------      -----------      ---------
Increase (decrease) in cash and cash equivalents ........................         (10,440)          18,036        (26,356)
Cash and cash equivalents at the beginning of period ....................         100,823           82,787        109,143
                                                                              -----------      -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................     $    90,383      $   100,823      $  82,787
                                                                              ===========      ===========      =========


                                                                    (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                                                      For the Years Ended December 31,
                                                                                   ---------------------------------------
(In thousands)                                                                       1999           1998           1997
                                                                                   ---------      ---------      ---------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings and deposits .....................................     $ 165,025      $ 149,375      $ 112,161
Income taxes paid ............................................................        18,500          9,372         15,060
Loans transferred to real estate owned .......................................         6,303          4,852          5,076
Residential loans transferred to held for sale ...............................             0        108,465        321,360
Loans charged-off ............................................................        27,691         16,095         11,330
Real estate owned charged-off ................................................         1,230          1,415            244
Tax certificates charged-off (recoveries), net ...............................           (56)           163            419
Issuance of Class A common stock upon conversion of subordinated
  debentures .................................................................            30          5,729            375
Issuance of Class A common stock upon acquisitions ...........................         1,084         41,862              0
Issuance of Class A common stock upon purchase of investment securities ......         5,000              0              0
Issuance of Class A common stock options upon acquisition of RBCO ............             0          1,582              0
Issuance of Class A restricted stock .........................................           763            584              0
Increase in real estate held for development and sale resulting from St. Lucie
  West Holding Company ("SLWHC") purchase accounting adjustments .............             0          1,502              0
Decrease in other assets resulting from SLWHC purchase accounting
  adjustment .................................................................             0         (1,502)             0
Increase in equity for the tax effect related to the exercise of
  stock options ..............................................................           141            709            913
Class A common stock cash dividends declared and paid in subsequent
  period .....................................................................           817            737            496
Class B common stock cash dividends declared and paid in subsequent
  period .....................................................................           239            260            321
Net change in unrealized appreciation (depreciation) on securities
 available for sale ..........................................................       (49,747)         4,678            (39)
Change in deferred taxes (benefits) on net unrealized (depreciation)
  appreciation on securities available for sale ..............................       (19,176)         1,776            (15)
Change in stockholders' equity from net unrealized (depreciation)
  appreciation on securities available for sale, less related deferred
  income taxes (benefits) ....................................................       (30,571)         2,902            (24)
Net change in proceeds receivable from sales of mortgage servicing rights ....         7,528          7,639          7,388
Originated mortgage servicing rights .........................................             0            111          1,668
Loan securitizations .........................................................        44,318              0              0
Loans to joint ventures transferred to loans receivable ......................        20,758              0              0
Proceeds from the sale of servicing offset by escrow reductions ..............        23,703              0              0
Transfer from securities available for sale to trading securities ............             0          1,755          6,230
Increase in real estate held for development and sale resulting from roadway
  improvement development bond ...............................................         5,949              0              0





                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc. ("RBCO") an investment banking firm and its wholly owned subsidiaries. The Company acquired RBCO on June 30, 1998. As a consequence, the Company's consolidated financial statements only reflect RBCO activity from June 30, 1998. Under applicable law, the Company generally has broad authority with few restrictions to engage in various types of business activities.

         During 1997 BankAtlantic, through its wholly owned subsidiary BankAtlantic Development Corporation ("BDC"), acquired St. Lucie West Holding Company ("SLWHC"). SLWHC is the developer of a master planned community located in Port St. Lucie, Florida. Additionally, on December 28, 1999 BDC acquired Levitt Corporation and subsidiaries ("Levitt"). Levitt, headquartered in Boca Raton Florida, is a developer of adult communities. For financial statement presentation the acquisition of Levitt was effective December 31, 1999. As a consequence, Levitt's assets and liabilities were included in the Company's Statement of Financial Condition at December 31, 1999 but Levitt's operations were excluded from the Company's Statement of Operations.

         At December 31, 1999, BFC Financial Corporation ("BFC") owned 47.5% of the Company's voting common stock and 31% of the Company's total common stock.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and real estate held for development. In connection with the determination of the allowances for loan losses, real estate owned and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.

         Certain amounts for prior years have been reclassified to conform with statement presentations for 1999.

         CONSOLIDATION POLICY -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned joint ventures. All the Company's subsidiaries are 100% owned except for less than majority owned joint ventures accounted for under the equity method of accounting. The Company's non-consolidated ownership interest in these joint ventures range from 40% to 50%. All intercompany transactions and balances have been eliminated.

         CASH EQUIVALENTS -- Cash, and due from depository institutions include demand deposits at other financial institutions, Federal funds sold are generally, sold for one-day periods and securities purchased under resell agreements are settled in less than 30 days.

         SECURITIES -- Securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at cost, adjusted for amortization of premium or accretion of discount using the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, to changes in prepayment risk, to increase regulatory capital or other similar factors, are classified as securities available-for-sale and carried at fair value with any adjustments to fair value, after tax, reported as a separate component of stockholders' equity. Declines in the fair value of individual held-to- maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Securities purchased for trading purposes are held in the trading portfolio at fair value, with changes in fair value included in noninterest income.

         Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         INVESTMENT SECURITIES -- Investment securities are equity securities acquired through private placements. Investment securities are carried at cost and periodically reviewed for impairment.

         TAX CERTIFICATES -- Tax certificates are classified as investment securities and are carried at cost. All tax certificates are classified as held to maturity because management has the intent and ability to hold such certificates to maturity. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

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

         CONSTRUCTION AND DEVELOPMENT LENDING -- BankAtlantic's construction and development lending generally requires an equity investment in the form of contributed assets or direct cash investment from the borrower. BankAtlantic had no loans with participation in profits at December 31, 1999, 1998 and 1997. Accordingly, all construction and development lending arrangements have been classified and accounted for as loans other than loans to joint ventures (see "investment in joint ventures" below).

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

          Management considers a loan to be impaired when, based upon current information and events, it believes it is probable that BankAtlantic will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans collectively reviewed by BankAtlantic for impairment include residential,, consumer loans, performing commercial real estate and commercial business loans (including small business loans) under $500,000, excluding loans which are individually reviewed based on specific criteria, such as delinquency and condition of collateral property. Generally, BankAtlantic recognizes interest income on impaired loans on a cash basis.

         ALLOWANCE FOR LOAN LOSSES -- In determining the adequacy of its allowance for loan losses management segregates the loan portfolio into broad categories, such as: commercial real estate; residential real estate; small business mortgage; small business non-mortgage; commercial business; syndicated business lease financing, international and various types of consumer loans. BankAtlantic provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are calculated based upon historical analyses. In considering this portion of the allowance, greater emphasis is placed on current trends, if such trends are adverse. Secondly, a supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; volume and portfolio mix; new credit products and/or changes in the geographic distribution of these products; changes in lending policies, personnel and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

         Management believes the allowance for loan losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses, however actual charge-offs incurred in the future are highly dependent upon future events, including the economy of the geographical areas in which BankAtlantic holds loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review BankAtlantic's allowance for loan losses. Such agencies may require BankAtlantic to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         REAL ESTATE OWNED ("REO") -- REO is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

         LOANS HELD FOR SALE AND LOANS HELD FOR INVESTMENT -- Residential first mortgage loans held for sale are reported at the lower of cost or estimated aggregate fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold. As part of its normal operations the Company makes bulk purchases of residential loans which are generally categorized, at the time of purchase, as held for investment.

         LOAN ORIGINATION AND COMMITMENT FEES, PREMIUMS AND DISCOUNTS ON LOANS AND RESIDENTIAL LOAN PORTFOLIO PURCHASES -- Origination and commitment fees collected are deferred, net of direct costs, and amortized to interest income over the estimated life of the loan, adjusted for prepayments using the level yield method. Amortization of deferred fees is discontinued when the related loan is placed on non-accrual status. Commitment fees related to expired commitments are recognized as income when the commitment expires.

         Unearned discounts on installment, second mortgage and home improvement loans are amortized to income using the level yield method over the terms of the related loans. Unearned discounts and premiums on purchased loans held for investment are amortized to income using the level yield method over the estimated life of the loans, adjusted for prepayments.

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

         LOAN SERVICING FEES -- Discontinued operations - BankAtlantic serviced mortgage loans for its own account and for investors. The Company in December 1998 decided to exit the mortgage servicing business ("MSB"). Accordingly, results of operations of the MSB are presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. Mortgage loans serviced for investors are not included in the accompanying consolidated statements of financial condition. Loan servicing fees were based on a stipulated percentage of the outstanding loan principal balances being serviced and recognized as income when related loan payments from mortgagors were collected. Loan servicing costs were charged to expense

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


as incurred. BankAtlantic recognizes as an asset the right to service mortgage loans whether such servicing rights are purchased or originated. Originated servicing rights are measured at the date of sale based on the relative fair value of the servicing rights and related loans. Mortgage servicing rights ("MSR") are stated at the lower of amortized cost or fair value. The amortization of MSR was on an individual loan basis. Both purchased and originated MSR were amortized to expense using the level yield method over the estimated life of the loan and continually adjusted for prepayments. For the purpose of evaluating and measuring impairment of MSR, and determining the amount of any valuation allowance, BankAtlantic stratifies those rights based on the predominant risk characteristics of the underlying loans. Those characteristics include loan type, note rate and term. Adjustments to the valuation allowance are reflected in operations.

         DEALER RESERVES, NET -- The dealer reserve receivable represents the portion of interest rates passed through to dealers on indirect consumer loans. During 1998 and 1997, BankAtlantic funded 100% of the dealer reserves at the inception of the loan. Dealer reserves are amortized over the contractual life of the related loans, adjusted for actual prepayments and losses, using the interest method and classified as an adjustment to interest income. Dealer reserves are stated net of accumulated amortization, allowances, and any unfunded amounts due to the dealer.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE -- Real estate held for development and sale includes land held for development and land held for sale. Costs associated with the development of a specific parcel are capitalized as a cost of that parcel. Land and indirect land development costs are allocated to the various parcels based upon the relative sales value method. Interest is capitalized at the effective interest rates paid on borrowings for interest cost incurred on real estate components during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Real estate held for sale is stated at cost unless the real estate within a community is determined to be impaired, in which case the impaired real estate will be written down to fair value. Real estate held for development is evaluated for impairment based upon the undiscounted future cash flows of the property compared to the carrying value of the property. If the undiscounted future cash flows are lower than the carrying value of the property, a write-down is established for the difference between the carrying amount of the parcel and the fair value of the parcel, less cost to sell. The fair value of real estate is evaluated based on existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances which may affect estimated fair value.

         INVESTMENTS IN JOINT VENTURES -- The Company accounts for its general partnership interests in its joint ventures in which it has a 50% or less ownership interest using the equity method of accounting. Under the equity method, the Company's initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize its share of the joint venture's earnings or losses. Distributions received from joint ventures reduce the carrying amount of the investment. All intercompany profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint ventures while the investee has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

         Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale is recognized in accordance with Statement of Financial Accounting Standards No. 66, "ACCOUNTING FOR SALES OF REAL ESTATE". Any estimated loss is recognized in the period in which it becomes apparent.

         IMPAIRMENT -- Long-lived assets, assets to be disposed of, investment securities, cost over fair value of net assets acquired and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

         OFFICE PROPERTIES AND EQUIPMENT -- Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 50 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

         ADVERTISING -- Advertising expenditures are expensed as incurred.

         ALLOCATION OF INTEREST INCOME (EXPENSE) TO DISCONTINUED OPERATIONS -- Interest income (expense) was imputed to discontinued operations based on the discontinued operations net assets and the Company's short term borrowing rate during the years ended December 31, 1999, 1998 and 1997.

         INCOME TAXES -- The Company and its subsidiaries file consolidated federal income tax returns. The Company utilizes the asset and liability method to account for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be utilized.

         DERIVATIVE INSTRUMENTS -- During the three years ended December 31, 1999 the Company has not purchased, sold or entered into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS" other than fixed rate loan commitments.

         COMMON STOCK -- The Company has two classes of common stock: Class A non-voting common stock and Class B voting common stock. The Class A common stock and the Class B common stock have substantially identical terms except that (i) the Class B common stock is entitled to one vote per share while the Class A common stock has no voting rights other than those which may be required by Florida law in certain limited circumstances and (ii) the Class A common stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B common stock.

         EARNINGS PER COMMON SHARE -- The Company is required to use the two-class method to report its earnings per share, since it has a capital structure which includes two classes of common stock with different dividend rates. Holders of Class A common stock are entitled to receive per share cash dividends equal to at least 110% of any per share cash dividends declared and paid on Class B common stock. Non-cash distributions on Class A common stock must be identical to those declared and issued on Class B common stock, except that a distribution to holders of Class A common stock may be declared and issued in Class A common stock while a distribution to holders of Class B common stock may be declared and issued in either Class A common stock or Class B common stock. Under the "two class method", net income available to common shareholders is allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. Since Class A common shareholders are entitled to receive cash dividends equal to at least 110% of any cash dividend declared and paid on Class B common shares, undistributed earnings are allocated to Class A and Class B shares on a 110 to 100 basis, respectively, based upon the ratio of the weighted average number of shares for each class outstanding during the period to total shares (allocation percentage). Because the allocation percentage for each class differs for basic and diluted EPS purposes, allocated undistributed earnings differs for such calculations. Outstanding shares during the period are retroactively restated for stock splits and stock dividends declared in subsequent periods. The impact of retroactively restating Class A common stock outstanding during each period for Class A common stock issued to Class B common shareholders in stock splits and stock dividends is to change the allocation percentage for undistributed earnings that was originally utilized in the calculation of EPS in prior periods such that the ratio of Class A EPS declines in relation to Class B EPS for such restated periods. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, convertible securities or warrants to issue common shares were exercised. In calculating diluted income per share, interest expense net of taxes on convertible securities is added back to net income, with the resulting amount divided by the weighted average number of dilutive common shares outstanding, when dilutive. Common stock options, warrants, convertible

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


securities and restricted stock, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options, warrants and restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method.

         STOCK BASED COMPENSATION PLANS -- The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to continue to account for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25.

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

         This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. This statement should not be applied retroactively to financial statements of prior periods. The Company intends to implement FAS 133, as amended by FAS 137, as of January 1, 2001 and its potential impact on the Statement of Operations and Statement of Financial Condition is currently under review by management.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


2. EARNINGS PER SHARE

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations and the allocation of earnings (loss) between Class A and Class B common shares for the years ended:

(In thousands, except per share data and percentages)

                                     DECEMBER 31,                       DECEMBER 31,                         DECEMBER 31,
                                        1999                               1998                                 1997
                        ----------------------------------  -----------------------------------  ---------------------------------
                          CLASS A      CLASS B      TOTAL     CLASS A     CLASS B       TOTAL     CLASS A      CLASS B      TOTAL
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------

BASIC NUMERATOR
Actual dividends
 declared.............  $     3,010  $       984  $  3,994  $     2,773  $     1,025   $  3,798  $     1,365  $     1,244  $ 2,609

Basic allocated
 undistributed
 earnings from
 continuing
 operations...........       19,006        5,792    24,798        4,823        1,565      6,388       14,684        6,365   21,049
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Income from
 continuing
 operations...........       22,016        6,776    28,792        7,596        2,590     10,186       16,049        7,609   23,658
Income (loss) from
 discontinued
 operations...........        1,592          485     2,077      (13,754)      (4,466)   (18,220)       2,868        1,243    4,111
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Net income (loss).....  $    23,608  $     7,261  $ 30,869  $    (6,158) $    (1,876)  $ (8,034) $    18,917  $     8,852  $27,769
                        ===========  ===========  ========  ===========  ===========   ========  ===========  ===========  =======
BASIC DENOMINATOR
Weighted average
 shares outstanding...   30,776,168   10,316,879             29,358,740   10,483,522              22,331,622   10,649,135
                        ===========  ===========            ===========  ===========             ===========  ===========
Allocation percentage.        76.64%       23.36%                 75.49%       24.51%                  69.76%       30.24%
                        ===========  ===========            ===========  ===========             ===========  ===========
Basic earnings per
 share from
 continuing
 operations...........  $      0.72  $      0.66            $      0.26  $      0.25             $      0.72  $      0.71
Basic earnings (loss)
 per share from
 discontinued
 operations...........         0.05         0.04                  (0.47)       (0.43)                   0.13         0.12
                        -----------  -----------            -----------  -----------             -----------  -----------
Basic earnings (loss)
 per share............  $      0.77  $      0.70            $     (0.21) $     (0.18)            $      0.85  $      0.83
                        ===========  ===========            ===========  ===========             ===========  ===========
DILUTED NUMERATOR
Actual dividends
 declared.............  $     3,010  $       984  $  3,994  $     2,773  $     1,025   $  3,798  $     1,365  $     1,244  $ 2,609
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Basic allocated
 undistributed
 earnings from
 continuing
 operations...........       19,006        5,792    24,798        4,823        1,565      6,388       14,684        6,365   21,049
Reallocation of
 basic undistributed
 earnings due to
 change in allocation
 percentage...........        1,581       (1,581)        0          (84)          84          0        1,236       (1,236)       0
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Diluted allocated
 undistributed
 earnings from
 continuing
 operations...........       20,587        4,211    24,798        4,739        1,649      6,388       15,920        5,129   21,049
Interest expense on
 convertible debt.....        4,998        1,022     6,020            0            0          0        2,188          705    2,893
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Dilutive net income
 from continuing
 operations...........       28,595        6,217    34,812        7,512        2,674     10,186       19,473        7,078   26,551
Dilutive net income
 (loss) from
 discontinued
 operations...........        1,724          353     2,077      (13,516)      (4,704)   (18,220)       3,109        1,002    4,111
                        -----------  -----------  --------  -----------  -----------   --------  -----------  -----------  -------
Net income (loss).....  $    30,319  $     6,570  $ 36,889  $    (6,004) $    (2,030)  $ (8,034) $    22,582  $     8,080  $30,662
                        ============  =========== ========  ===========  ===========   ========  ===========  ===========  =======
DILUTED DENOMINATOR
Basic weighted average
 shares outstanding...   30,776,168   10,316,879             29,358,740   10,483,529              22,331,622   10,649,135
Convertible debentures   17,871,179            0                      0            0              10,939,950            0
Options, warrants and
 restricted common
 stock................      208,976      678,158                725,215    1,034,438                 403,362    1,283,688
                        -----------  -----------            -----------  -----------             -----------  -----------
Diluted weighted
 average shares
 outstanding..........   48,856,323   10,995,037             30,083,955   11,517,960              33,674,934   11,932,823
                        ===========  ===========            ===========  ===========             ===========  ===========
Allocation percentage.        83.02%       16.98%                 74.18%       25.82%                  78.63%       24.37%
                        ===========  ===========            ===========  ===========             ===========  ===========
Diluted earnings per
 share from
 continuing
 operations...........  $      0.59  $      0.57            $      0.25  $      0.23             $      0.58  $      0.59
Diluted earnings
 (loss)  per share
 from discontinued
 operations...........         0.03         0.03                  (0.45)       (0.41)                   0.09         0.09
                        -----------  -----------            -----------  -----------             -----------  -----------
Diluted earnings
 (loss) per share.....  $      0.62  $      0.60            $     (0.20) $     (0.18)            $      0.67  $      0.68
                        ===========  ===========            ===========  ===========             ===========  ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


3. SECURITIES AND SHORT-TERM INVESTMENTS

         The following summarizes securities available-for-sale, tax certificates and other securities (in thousands):

                                                                      Available for Sale
                                                      ------------------------------------------------------
December 31, 1999                                                     Gross         Gross
-----------------                                     Amotized      Unrealized    Unrealized      Estimated
                                                        Cost       Appreciation   Depeciation    Fair Value
                                                      --------     ------------   -----------    ----------
MORTGAGE-BACKED SECURITIES (1):
FNMA mortgage-backed securities ..............        $ 64,240        $   25        $   784        $ 63,481
FHLMC mortgage-backed securities .............          13,547             4            190          13,361
FNMA real estate mortgage investment conduits           75,177             0          4,597          70,580
FHLMC real estate mortgage investment conduits         660,163             0         40,213         619,950
                                                      --------        ------        -------        --------
     Total mortgage-backed securities ........         813,127            29         45,784         767,372
                                                      --------        ------        -------        --------
INVESTMENT SECURITIES:
U.S. Treasury Notes ..........................          30,632             0              8          30,624
Corporate Bonds ..............................           2,322             0            229           2,093
Equity securities (2) ........................          16,115         2,985            881          18,219
                                                      --------        ------        -------        --------
     Total investment securities .............          49,069         2,985          1,118          50,936
                                                      --------        ------        -------        --------
          Total ..............................        $862,196        $3,014        $46,902        $818,308
                                                      ========        ======        =======        ========



                                                                      Available for Sale
                                                      ------------------------------------------------------
December 31, 1998                                                     Gross         Gross
-----------------                                     Amotized      Unrealized    Unrealized      Estimated
                                                        Cost       Appreciation   Depeciation    Fair Value
                                                      --------     ------------   -----------    ----------
MORTGAGE-BACKED SECURITIES (1):
FNMA mortgage-backed securities ..............        $116,255        $  856        $    0        $117,111
FHLMC mortgage-backed securities .............         148,745         1,057            59         149,743
FNMA real estate mortgage investment conduits           34,333             0         1,353          32,980
FHLMC real estate mortgage investment conduits         271,844         1,890           166         273,568
                                                      --------        ------        ------        --------
     Total mortgage-backed securities ........         571,177         3,803         1,578         573,402
                                                      --------        ------        ------        --------
INVESTMENT SECURITIES:
U.S. Treasury Notes ..........................           4,992            49             0           5,041
Corporate Bonds ..............................           2,342             0           362           1,980
Equity securities (2) ........................          13,150         4,024            77          17,097
                                                      --------        ------        ------        --------
     Total investment securities .............          20,484         4,073           439          24,118
                                                      --------        ------        ------        --------
          Total ..............................        $591,661        $7,876        $2,017        $597,520
                                                      ========        ======        ======        ========


(1) The estimated fair value of securities pledged for the following obligations are (in thousands):


                                                      1999            1998
                                                    --------        --------
FHLB advances ..............................        $ 34,476        $ 90,600
Treasury tax and loan ......................           3,200           3,500
Repurchase agreements ......................         450,448         181,210
Public funds ...............................          90,341          52,977
Subordinated debentures.....................           5,800           5,800
                                                    --------        --------
                                                    $584,265        $334,087
                                                    ========        ========


(2) Amortized cost reflects a $2.1 million impairment resulting from other than temporary declines in the fair value for December 31, 1999 and 1998.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         The scheduled maturities of mortgage-backed and debt securities available for sale were (in thousands):



                                                                       Available for Sale
                                                                  ---------------------------
                                                                                    Estimated
                                                                   Amortized          Fair
DECEMBER 31, 1999(1)                                                 Cost             Value
                                                                   ---------         --------
Due within one year........................................        $ 14,685          $ 14,643
Due after one year, but within five years..................          37,548            37,166
Due after five years, but within ten years.................          11,827            11,524
Due after ten years........................................         782,021           736,756
                                                                   --------          --------
     Total.................................................        $846,081          $800,089
                                                                   ========          ========


(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

TAX CERTIFICATES AND INVESTMENT SECURITIES



DECEMBER 31, 1999 (1)                                                         Gross               Gross             Estimated
-----------------                                      Amortized            Unrealized          Unrealized             Fair
                                                         Coat              Appreciation        Depreciation            Value
                                                       ---------           ------------        ------------         ----------
Tax certificates --
       Net of allowance of $1,504...................   $ 91,576             $       0            $        0            $ 91,576
Investment securities (2)...........................     21,424                     0                     0              21,424
                                                       --------             ---------            ----------            --------
                                                        113,000                     0                     0             113,000
                                                       ========             =========            ==========            ========
DECEMBER 31, 1998 (1)
Tax certificates --
       Net of allowance of  $1,020..................   $ 49,896             $       0            $        0            $ 49,896
 Investment securities..............................      1,915                     0                     0               1,915
                                                       --------             ---------            ----------            --------
                                                       $ 51,811             $       0            $        0            $ 51,811
                                                       ========             =========            ==========            ========



(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market.

(2) Other securities consist of equity instruments purchased through private placements.

         The estimated repayments for tax certificates held to maturity were (in thousands):


                                                                        Book             Estimated
December 31, 1999                                                       Value              Fair
                                                                       -------           ---------
Due in one year or less...........................................     $65,310           $65,310
Due after one year through five years.............................      26,266            26,266
Due after five years through ten years............................           0                 0
                                                                       -------           -------
          Total                                                        $91,576           $91,576
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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         During the years ended December 31, 1999, 1998 and 1997, the Company sold the following securities available for sale for realized gains of $2.0 million, $2.4 million and $2.4 million, respectively (in thousands):


                                                                       Sales (1)
                                                       ----------------------------------------
                                                         1999            1998            1997
                                                       --------        --------        --------
7 year balloon mortgage-backed securities .....        $      0        $127,915        $ 66,021
5 year balloon mortgage-backed securities .....               0          27,151          28,096
30 year mortgage backed securities ............               0               0           6,412
15 year mortgage backed securities ............               0               0           1,066
Real estate mortgage investment conduit .......               0               0           5,900
U.S. treasury notes ...........................          59,005         181,558         231,038
Federal agency obligations ....................               0               0           7,600
Corporate bonds ...............................               0           9,977               0
                                                       --------        --------        --------
     Total fixed rate securities ..............          59,005         346,601         346,133
                                                       --------        --------        --------
Securitized loans .............................          30,649               0               0
                                                       --------        --------        --------
5-1 Adjustable rate mortgages .................         137,987         253,129           9,363
3-1 Adjustable rate mortgages .................               0         103,183               0
                                                       --------        --------        --------
Total adjustable rate mortgages ...............         137,987         356,312           9,363
                                                       --------        --------        --------
Marketable equity securities ..................           2,413             675               0
                                                       --------        --------        --------
   Total securities available for sale activity        $230,054        $703,588        $355,496
                                                       ========        ========        ========


          (1) Stated at cost.

         During the year ended December 31, 1997, the Company purchased $6.2 million of marketable equity trading securities and sold $2.9 million of these trading securities for a $699,000 realized gain. The Company had an unrealized gain on trading portfolio of $1.8 million at December 31, 1997. During the year ended December 31, 1998, the Company began trading government securities which are generally bought and sold on the same day. The Company realized a $62,000 gain from trading government securities during the year ended December 31, 1998. During 1999 the Company's securities trading activities were expanded beyond trading in government securities, to include trading in options and futures contracts on Eurodollar time deposits that settle in three months or less. Eurodollar time deposits are indexed to the LIBOR interest rate. The Company recognized a $82,000 loss on trading activities during the year ended December 31, 1999.

         The Company's trading account consists of the following (in thousands):


                                     December 31,   December 31,
                                        1999           1998
                                      -------        -------
Debt obligations:
  States and municipalities ..        $13,961        $18,476
  Corporations ...............          1,085            615
  U.S. Government and agencies             29            172
Corporate equity .............          8,236         10,448
Other ........................              0            294
                                      -------        -------
     Total ...................        $23,311        $30,005
                                      =======        =======


         All the trading securities outstanding at December 31, 1999 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the year ended December 31, 1999 RBCO realized net gains from principal transactions of $12.1 million. During the period from acquisition through December 31, 1998, RBCO realized net gains from principal transactions of $4.4 million.

         Included in other liabilities at December 31, 1999 and 1998 were $2.6 million and $2.9 million, respectively of securities sold not yet purchased relating to RBCO trading activity.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         Securities sold, but not yet purchased consists of the following (in thousands):


                                    December 31,
                              --------------------
                                1999          1998
                              ------        ------
Corporate equity .....        $2,629        $2,842
Other debt obligations             0            30
                              ------        ------
     Total ...........        $2,629        $2,872
                              ======        ======

         Securities sold, but not yet purchased are a part of RBCO's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should RBCO be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.


         The following table provides information on resell agreements (in thousands):


                                                             For the Year Ended December 31,
                                                          ----------------------------------
                                                           1999           1998         1997
                                                          ------        -------       ------
Ending Balance ...................................        $  313        $    0        $    0
Maximum outstanding at any month end within period        $9,681        $4,000        $    0
Average amount invested during period ............        $4,394        $3,000        $2,900
Average yield during period ......................          4.88%         4.66%         5.45%


         The underlying securities associated with the resell agreements during the years ended December 31, 1999, 1998 and 1997 were in BankAtlantic's possession.

         The following table provides information on Federal Funds sold (in thousands):


                                                              For the Year Ended December 31,
                                                          --------------------------------------
                                                            1999            1998            1997
                                                          ------         -------         -------
Ending Balance ...................................        $    0         $     0         $     0
Maximum outstanding at any month end within period        $1,750         $21,000         $12,400
Average amount invested during period ............        $1,302         $ 2,688         $ 1,401
Average yield during period ......................          4.92%           5.54%           6.28%


                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


4.  LOANS RECEIVABLE

    Loans receivable, net were:


                                                                       December 31,
                                                            ------------------------------
                                                               1999                1998
                                                            -----------         -----------
                                                                    (In Thousands)
Real estate loans:
  Purchased residential ............................        $ 1,185,383         $ 1,336,100
  Construction and development .....................            634,382             439,418
  FHA and VA insured ...............................              2,850                 487
  Commercial .......................................            307,931             341,738
  Small business ...................................             21,671              20,275
Other loans:
  Second mortgages - direct ........................             85,936              60,403
  Second mortgages - indirect ......................              5,325               8,032
  Commercial business ..............................             56,259              62,591
  Commercial syndications ..........................            131,781              29,000
  Lease financing ..................................             43,436              25,055
  Small business - non-mortgage ....................             93,442              98,543
  Due from foreign banks ...........................             51,894              27,293
  Banker's acceptances .............................             13,616               9,662
  Deposit overdrafts ...............................              3,536               1,638
  Consumer loans - other direct ....................             31,972              39,292
  Consumer loans - other indirect ..................            120,873             212,571
                                                            -----------         -----------
          Total gross loans ........................          2,790,287           2,712,098
                                                            -----------         -----------
Adjustments:
  Undisbursed portion of loans in process ..........           (286,608)           (218,937)
  Premiums related to purchased loans ..............             10,478              11,563
  Unearned discounts on commercial real estate loans               (235)               (286)
  Allowance for loan losses ........................            (44,450)            (37,950)
                                                            -----------         -----------
          Loans receivable -- net ..................        $ 2,469,472         $ 2,466,488
                                                            ===========         ===========


         Net investments in financing leases consist of the following (in thousands):


                                                December 31,
                                          -------------------------
                                            1999             1998
                                          --------         --------
Minimum lease payments receivable         $ 53,278         $ 30,224

Residuals ........................           4,108            2,897
Unearned lease income ............         (13,950)          (8,066)
                                          --------         --------
                                            43,436           25,055
Deferred initial direct costs, net             412              148
Allowance for lease losses .......          (2,131)          (1,320)
                                          --------         --------

Net investment in financing leases        $ 41,717         $ 23,883
                                          ========         ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                              Minimum
                 Year                          Lease
                Ending                       Payments
             December 31,                    Receivable
             ------------                    ----------
                                           (In thousands)

               2000                           $18,665
               2001                            14,226
               2002                            10,695
               2003                             6,900
               2004                             2,525
            Thereafter                            267
                                              -------
                                              $53,278
                                              =======


         Lease income for the years ended December 31, 1999 and 1998 was $5.2 million and $2.4 million, respectively.

         BankAtlantic is subject to economic conditions which could adversely affect both the performance of the borrower or the collateral securing the loan. At December 31, 1999, 48% of total aggregate outstanding loans were to borrowers in Florida, 11% of total loans were to borrowers in the Northeastern United States, 8% of the total loans were to borrowers in California, and 33% were to borrowers located elsewhere. Additionally, deferred loan fees netted against loan balances were $3.8 million and $2.8 million at December 31, 1999 and 1998, respectively. Commitments to sell residential mortgage loans were $2.3 million and $45.4 million at December 31, 1999 and 1998, respectively. Variable rate commitments to sell residential mortgage loans were $65,000 and zero, whereas, fixed rate commitments to sell residential mortgage loans were $2.2 million and $45.4 million at December 31, 1999 and 1998, respectively. Such residential mortgage loan sales related to loans originated for sale.

         Included in other assets were $4.7 million and $10.0 million of prepaid dealer reserves at December 31, 1999 and 1998, respectively.

         During the year ended December 31, 1998, the Company transferred $108.5 million of purchased residential loans from the held for investment category to the loans held for sale category, respectively. As part of its normal operations, the Company purchases bulk residential loans and continually evaluates the portfolio. These evaluations may result in transfers from the held for investment category to the held for sale category; however, such transfers would not normally exceed 10% of the average annual balance of the portfolio.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         Activity in the allowance for loan losses was (in thousands):


                                                                                  For the Year Ended December 31,
                                                                       -----------------------------------------------------
                                                                          1999                 1998                 1997
                                                                       -----------          -----------          -----------
Balance, beginning of period ..................................        $    37,950          $    28,450          $    25,750
Charge-offs:
  Commercial business loans ...................................                (87)                (896)                (180)
  Commercial real estate loans ................................               (211)                (562)                (276)
  Lease financing .............................................             (1,217)              (1,233)                   0
  Small business - real estate ................................               (192)                 (72)                   0
  Small business - non-mortgage ...............................            (12,339)              (1,971)                   0
  Consumer loans - indirect ...................................            (11,052)              (9,446)              (7,885)
  Consumer loans - direct .....................................             (2,443)              (1,746)              (2,809)
  Residential real estate loans ...............................                (30)                 (61)                 (76)
  Purchased residential  real estate loans ....................               (120)                (108)                (104)
                                                                       -----------          -----------          -----------
                                                                           (27,691)             (16,095)             (11,330)
                                                                       -----------          -----------          -----------
Recoveries:
  Commercial business loans ...................................                185                  489                  301
  Small business - non-mortgage ...............................                188                   30                    0
  Commercial real estate loans ................................                205                    9                  208
  Lease financing .............................................                285                  229                    0
  Consumer loans - indirect ...................................              1,931                1,449                1,462
  Consumer loans - direct .....................................                739                  844                  791
                                                                       -----------          -----------          -----------
                                                                             3,533                3,050                2,762
                                                                       -----------          -----------          -----------
Net charge-offs ...............................................            (24,158)             (13,045)              (8,568)
Additions charged to operations ...............................             30,658               21,788               11,268
Allowance for loan losses acquired ............................                  0                  757                    0
                                                                       -----------          -----------          -----------
Balance, end of period ........................................        $    44,450          $    37,950          $    28,450
                                                                       ===========          ===========          ===========
Average outstanding loans during the period ...................        $ 2,654,349          $ 2,540,271          $ 1,940,060
                                                                       ===========          ===========          ===========
Average outstanding banker's acceptances during the period ....        $    13,400          $    16,790          $     7,966
                                                                       ===========          ===========          ===========
Ratio of net charge-offs to average outstanding loans .........               0.91%                0.51%                0.44%
                                                                       ===========          ===========          ===========
Ratio of net charge-offs to average outstanding loans including
  banker's acceptances ........................................               0.91%                0.51%                0.44%
                                                                       ===========          ===========          ===========



         Aggregate loans to and repayments of loans by directors, executive officers, principal stockholders and other related interests for the years ended December 31, 1999 and 1998 were (in thousands):


         Balance At                                         Balance At                                         Balance At
         December 31,                                      December 31,                                        December 31,
           1997           Additions       Deletions           1998            Additions      Deletions            1999
     ---------------    ------------    ------------    ---------------     ------------   -------------    ---------------
          $ 385               0              122              263                109            63                $ 309
     ===============    ============    ============    ===============     ============   =============    ===============


         Certain directors, who are also executive officers, have investments or are partners in real estate joint ventures with developers that have loans with BankAtlantic or are partners in BDC joint ventures. Also, beginning in September 1998, BDC agreed to pay a company controlled by the Vice Chairman of the Company $50,000 per month for services and management relating to SLWHC and the joint ventures. Additionally, during each of the years in the three year period ending December 31, 1999, BFC Financial Corporation paid the Company a $9,000 quarterly management fee. BFC Financial Corporation ("BFC") provides management and accounting services to the company's wholly-owned subsidiary

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


BankAtlantic Development Corporation ("BDC"). During the year ended December 31, 1999 BDC paid BFC $111,000 for services performed.

         Accrued interest receivable consisted of (in thousands):

                                                    December 31,
                                              ----------------------
                                               1999           1998
                                              -------        -------
Loans receivable .....................        $19,760        $19,127
Investment securities held to maturity          5,599          4,077
Securities available for sale ........          5,235          4,567
                                              -------        -------
                                              $30,594        $27,771
                                              =======        =======


5. DISCONTINUED OPERATIONS, RESTRUCTURING CHARGES AND WRITE-DOWNS

DISCONTINUED OPERATIONS

         At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's MSB operations. The Company concluded that the MSB no longer met the Company's standards for profitability and the Company decided to exit the MSB. The exit plan was substantially completed during the year ended December 31, 1999. The Company sold its mortgage servicing portfolio to an unrelated third party in April 1999. The Company settled the sale of this portfolio on July 8, 1999 and the majority of the servicing personnel left the Company in July, 1999. At December 31, 1999, MSB had total assets of $785,000 and total liabilities of $725,000. Total assets consisted of a building and total liabilities consisted primarily of expected costs to obtain loan documents associated with the April 1999 servicing portfolio sale and costs associated with year end Internal Revenue Service information reporting.

         The MSB had total assets of $49.6 million and total liabilities of $79.7 million at December 31, 1998. The assets primarily consisted of MSR and receivables from previous sales of MSR. The liabilities were primarily advances by borrowers for taxes and insurance and collections of principal and interest payments due to investors.

         During the year ended December 31, 1999, the Company recognized a $2.1 million gain, net of taxes from discontinued operations. The discontinued operations gain resulted from lower than anticipated costs to sell the MSR portfolio along with slower loan repayments then projected.

         Loss from discontinued operations during the year ended December 31, 1998 includes the results of operations through the measurement date (December 31, 1998), as well as the anticipated loss from operations through the anticipated disposal date (including estimated losses on sale of MSB assets). The Company recognized a $10.0 million ($6.1 million net of tax) estimated loss on exiting the MSB.

        Activity in the allowance established for the MSB and the operation activity from the measurement date through December 31, 1999 was as follows: (in thousands):


                                                            Balance At      Amounts       Change        Balance At
                                                            December 31,     Paid/           in         December 31,
                                                               1998        Write-downs    Estimates        1999
                                                            ------------   -----------    ---------     ------------
Employee severance and benefits ......................        $   925        $  802        $   210         $333
Provision for servicing contract cancellation ........            900           725           (175)           0
Fixed asset write-downs ..............................            430           264           (166)           0
Estimated cost to sell MSR ...........................          3,600         1,566         (1,768)         266
Anticipated loss from operations through disposal date          4,145         2,571         (1,448)         126
                                                              -------        ------        -------         ----
  Total ..............................................        $10,000        $5,928        $(3,347)        $725
                                                              =======        ======        =======         ====


          Changes in estimates have been accounted for prospectively and included in income (loss) from discontinued operations in the Company's Consolidated Statement of Operations.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         The components of earnings (loss) from discontinued operations are as follows (in thousands):


                                                                For the Year Ended December 31,
                                                             -------------------------------------
                                                             1999           1998            1997
                                                            -------       --------         -------
Net interest income (expense) ......................        $    0        $  1,038         $   833
Loan servicing fees, net of amortization ...........             0          (6,574)          2,478
Provision for valuation of mortgage servicing rights             0         (10,690)              0
Gain on sale of mortgage servicing rights ..........             0           2,611           7,905
Non-interest expenses ..............................             0          (5,706)         (4,600)
                                                            ------        --------         -------
Income (loss) before income taxes from operations ..             0         (19,321)          6,616
Income tax provision (benefit) .....................             0          (7,315)          2,505
                                                            ------        --------         -------
Income (loss) from operations net of tax ...........             0         (12,006)          4,111
                                                            ------        --------         -------
Estimated (gain) loss on disposal of MSB ...........         3,346         (10,000)              0
Income tax provision (benefit) .....................         1,269          (3,786)              0
                                                            ------        --------         -------
Estimated gain (loss) on disposal of MSB, net of tax         2,077          (6,214)              0
                                                            ------        --------         -------
Income (loss) from discontinued operations .........        $2,077        $(18,220)        $ 4,111
                                                            ======        ========         =======


         At December 31, 1998 and 1997 BankAtlantic serviced loans for the benefit of others amounting to approximately $3.5 billion, and $2.9 billion, respectively. At December 31, 1998 other liabilities includes approximately $16.5 million (included in total liabilities above) of loan payments due to others. The activity in mortgage servicing rights was (in thousands):



                                                      For the Year Ended December 31,
                                                ---------------------------------------------
                                                   1999                1998             1997
                                                --------            --------         --------
Balance, beginning of period ...........        $ 44,315            $ 38,789         $ 25,002
Servicing rights originated ............               0                 111            1,668
Servicing rights purchased .............             897              64,176           45,840
Servicing rights sold ..................         (41,641)            (29,094)         (25,511)
Write-downs of mortgage servicing rights             (18)            (10,690)               0
Amortization of servicing rights .......          (2,674)            (18,977)          (8,210)
                                                --------            --------         --------
Balance, end of period .................        $    879(1)         $ 44,315         $ 38,789
                                                ========            ========         ========


         (1) Represents purchase of bulk residential loans servicing released.

         MSRs were valued at the lower of cost or market at December 31, 1998. The market value was calculated by an independent appraiser using average market prepayment assumptions of 295% PSA, weighted average gross coupon of 7.42% and a discount rate of 9.87%.

         The activity in the MSR valuation allowance was as follows (in thousands):


                                         For the Year Ended December 31,
                                      ------------------------------------
                                        1999             1998         1997
                                      --------         --------       ----
Beginning valuation allowance         $ 10,690         $      0       $  0
Provision for valuation of MSR              18           15,000          0
Reversals of provision .......         (10,690)          (4,310)         0
                                      --------         --------         --
Ending valuation allowance ...        $     18         $ 10,690         $0
                                      ========         ========         ==

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


RESTRUCTURING CHARGES AND WRITE-DOWNS

         During December 1998, the Company commenced a restructuring of its operations as part of a year long efficiency study conducted with the assistance of an outside consulting firm. As part of the restructuring, the Company ceased the origination of indirect automobile loans and consolidated its mortgage banking operations in the Tampa Bay area into a centralized processing operation on December 15, 1998. Three branch offices were closed on March 31, 1999. In addition, one drive-through facility was closed on December 15, 1998. The restructuring reduced the Company's number of full time employees by approximately 115. The restructuring liability at December 31, 1999 consists of the remaining lease payments on three closed branches.

          Restructuring charges and write-downs during 1999 consisted of (in thousands):


                                                       Initial         Amount         Ending
                                                        Amount        Paid or        Balance
                                                      December 31,  Written Down   December 31,
                                                        1998       During Period       1999
                                                      -----------  -------------    ------------
Employee severance and benefits ................        $1,000        $(1,000)        $  0
Impairment of assets due to facility closures ..           956           (956)           0
Provision for lease contracts on closed branches           376           (105)         271
Other ..........................................           233           (233)           0
                                                        ------        -------         ----
     Total restructuring charges ...............        $2,565        $(2,294)        $271
                                                        ======        =======         ====


         The items in the above table were established on December 31, 1998 and included in other liabilities.

         The book value of assets to be disposed of was $2.8 million at December 31, 1998 and the impairment thereon was based on an independent third party appraisal.


6. RISK ELEMENTS

         Risk elements consist of non-accrual loans, non-accrual tax certificates, restructured loans, past-due loans, REO, repossessed assets, and other impaired loans which management has doubts about the borrower's ability to comply with the contractual repayment terms. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed. Restructured loans include loans for which the terms have been altered to provide a reduction or deferral of interest or principal because of a deterioration in the borrower's financial position. Impaired loans are loans in which the collection of principal and interest based on the contractual term of the loan is not probable. BankAtlantic did not have any commitments outstanding to lend additional funds on impaired and restructured loans at December 31, 1999 and 1998.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         Risk elements were (in thousands):

                                                                    December 31,
                                                        -------------------------------------
                                                         1999           1998           1997
                                                        -------        -------        -------
Non-accrual -- tax certificates ................        $ 2,258        $   765        $   880
Non-accrual -- loans, net of specific allowances         32,294         23,364         17,569
Non-accrual -- 1-4 family loans purchased (3) ..         10,447              0              0
Loans contractually past due 90 days or more (1)            410          3,182            647
Real estate owned, net of allowance ............          3,951          5,503          7,528
Other repossessed assets .......................          1,253          1,896          2,912
                                                        -------        -------        -------
          Total non-performing .................         50,613         34,710         29,536
Restructured (2) ...............................              0              7          4,043
                                                        -------        -------        -------
          Total risk elements ..................        $50,613        $34,717        $33,579
                                                        =======        =======        =======
Allowance for tax certificate losses ...........        $ 1,504        $ 1,020        $   949
                                                        =======        =======        =======
Allowance for loan losses ......................        $44,450        $37,950        $28,450
                                                        =======        =======        =======


(1) The majority of these amounts represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans.
(2) The 1997 restructured loans either were paid in full by the borrower or were performing to the terms of the amended loan agreement for over one year.
(3)      Amount represents delinquent loans purchased.






[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         RISK ELEMENTS - LOANS

         The following summarizes impaired loans (in thousands):


                                                           December 31, 1999            December 31, 1998
                                                     ----------------------------   -------------------------
                                                         Gross                         Gross
                                                       Recorded       Specific        Recorded      Specific
                                                      Investment     Allowances     Investment     Allowances
                                                      ----------     ----------     ----------     ----------
Nonaccrual loans:
  With specific allowances .....................        $ 2,609        $   877        $ 1,913        $   619
  Without specific allowances ..................         41,009              0         22,070              0
                                                        -------        -------        -------        -------
                                                         43,618            877         23,983            619
                                                        -------        -------        -------        -------
Restructured loans:
 Without specific allowances ...................              0              0              7              0
                                                        -------        -------        -------        -------
Loans contractually past due 90 days or more ...            410              0          3,182              0
                                                        -------        -------        -------        -------
Other impaired loans:
Other impaired commercial loans with specific
  allowances(1) ................................            918            363            414            189
Other impaired commercial loans without specific
  allowances (1) ...............................              0              0          5,861              0
                                                        -------        -------        -------        -------
          Total ................................        $44,946        $ 1,240        $33,447        $   808
                                                        =======        =======        =======        =======


(1) These loans are not included in risk elements, and are performing based on their contractual terms; however, the collection of all principal and interest is uncertain.

         Included in non-accrual impaired loans at December 31, 1999 was $976,000 of purchased discount associated with 1-4 family non-accrual loans purchased.

         There was no net interest forgone related to restructured loans at December 31, 1999, 1998 and 1997. Interest income of zero, $1,000 and $799,000 was recognized on restructured loans during 1999, 1998 and 1997, respectively.

         The average net recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was $28.8 million, $24.3 million and $20.2 million, respectively. Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):



                                                         For the Years Ended December 31,
                                                      ---------------------------------------
                                                       1999            1998            1997
                                                      -------         -------         -------
Interest income which would have been recorded        $ 3,669         $ 3,058         $ 2,487
Interest income recognized ...................         (1,739)         (1,850)         (1,548)
                                                      -------         -------         -------
Interest income forgone ......................        $ 1,930         $ 1,208         $   939
                                                      =======         =======         =======


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         RISK ELEMENTS- REAL ESTATE OWNED, NET

         The components of "Foreclosed asset activity, net" were (in thousands):


                                                                               For the Year Ended December 31,
                                                                         ----------------------------------------
                                                                           1999            1998            1997
                                                                         -------         -------         -------
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net .........................................        $   331         $   651         $   492
Provisions (reversals) of losses on REO .........................            340           1,115             (56)
Net gains on sales ..............................................         (2,165)         (1,012)           (354)
                                                                         -------         -------         -------
          Total (income) loss ...................................        $(1,494)        $   754         $    82
                                                                         =======         =======         =======



         Activity in the allowance for real estate owned consisted of (in thousands):

                                                       For the Year Ended December 31,
                                                    ----------------------------------------
                                                       1999            1998            1997
                                                    -------         -------         -------
Balance, beginning of period ...............        $ 1,200         $ 1,500         $ 1,800
Charge-offs:
  Commercial real estate (A) ...............           (890)           (514)              0
  Residential real estate ..................           (340)           (901)           (244)
                                                    -------         -------         -------
                                                     (1,230)         (1,415)           (244)
  Provision for (reversal of) losses on REO             340           1,115             (56)
                                                    -------         -------         -------
Balance, end of period .....................        $   310         $ 1,200         $ 1,500
                                                    =======         =======         =======


         (A) Acquired through tax deed.


         RISK ELEMENTS - TAX CERTIFICATES

         Activity in the allowance for tax certificate losses was: (in thousands)


                                                      For the Year Ended December 31,
                                                   ---------------------------------------
                                                      1999            1998            1997
                                                   -------         -------         -------
Balance, beginning of period ..............        $ 1,020         $   949         $ 1,466
Charge-offs ...............................           (820)           (976)         (1,444)
Recoveries ................................            876             813           1,025
                                                   -------         -------         -------
Net recoveries (charge-offs) ..............             56            (163)           (419)
Provision (reversals) charged to operations            428             234             (98)
                                                   -------         -------         -------
Balance, end of period ....................        $ 1,504         $ 1,020         $   949
                                                   =======         =======         =======


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



7. OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment was comprised of (in thousands):

                                                     December 31,
                                              ----------------------
                                                 1999           1998
                                              -------        -------
Land .................................        $13,886        $14,543
Buildings and improvements ...........         48,011         47,464
Furniture and equipment ..............         32,889         33,493
                                              -------        -------
          Total ......................         94,786         95,500
Less accumulated depreciation ........         39,313         37,410
                                              -------        -------
Office properties and equipment -- net        $55,473        $58,090
                                              =======        =======


           During 1999 land and buildings associated with three branches that were relocated with a net book value of $1.5 million were sold for a net gain of $2.0 million.

8. DEPOSITS

         The weighted average nominal interest rate payable on deposit accounts at December 31, 1999 and 1998 was 3.67% and 3.42% , respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:


                                                                              December 31,
                                                        -----------------------------------------------------------
                                                                     1999                             1998
                                                        -----------------------------     ------------------------
                                                          Amount              Percet       Amount           Percet
                                                        -----------           ------      ---------         ------
                                                                              (Dollars in Thousands)
Interest free checking .........................        $  221,498            10.92%     $  235,124           12.21%
Insured money fund savings
   4.29% at December 31, 1999,
   3.86% at December 31, 1998 ..................           368,968            18.19         421,978           21.91
NOW accounts
  1.00% at December 31, 1999,
  1.00% at December 31, 1998 ...................           215,953            10.65         234,185           12.16
Savings accounts
  1.06% at December 31, 1999,
  1.06% at December 31, 1998 ...................           115,228             5.68         127,747            6.63
                                                        ----------           ------      ----------           -----
Total non-certificate accounts .................           921,647            45.44       1,019,034           52.91
                                                        ----------           ------      ----------           -----
Certificate accounts:
  0.00% to 4.00% ...............................            82,359             4.06          77,146            4.01
  4.01% to 5.00% ...............................           360,669            17.79         238,943           12.41
  5.01% to 6.00% ...............................           594,507            29.32         521,570           27.08
  6.01% to 7.00% ...............................            47,852             2.36          52,937            2.75
  7.01% and greater ............................            10,919             0.54          11,478            0.60
                                                        ----------           ------      ----------           -----
Total certificate accounts .....................         1,096,306            54.07         902,074           46.85
                                                        ----------           ------      ----------           -----
Total deposit accounts .........................         2,017,953            99.51       1,921,108           99.76
                                                        ----------           ------      ----------           -----
Interest earned not credited to deposit accounts             9,939             0.49           4,664            0.24
                                                        ----------           ------      ----------           -----
Total ..........................................        $2,027,892           100.00%      1,925,772           100.0%
                                                        ==========           ======      ==========           =====


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Interest expense by deposit category was (in thousands):


                                                      For the Year Ended December  31,
                                                ------------------------------------------
                                                   1999             1998             1997
                                                --------         --------         --------
Money fund savings and NOW accounts ....        $ 16,427         $ 14,038         $ 13,970
Savings accounts .......................           1,833            7,018            6,617
Certificate accounts -- below $100,000 .          30,102           29,447           37,973
Certificate accounts, $100,000 and above          28,783           16,543            9,882
Less early withdrawal penalty ..........            (270)            (332)            (211)
                                                --------         --------         --------
               Total ...................        $ 76,875         $ 66,714         $ 68,231
                                                ========         ========         ========


         At December 31, 1999, the amounts of scheduled maturities of certificate accounts were (in thousands):


                                               Year Ending December 31,
                      ---------------------------------------------------------------------------
                         2000        2001         2002         2003         2004       Thereafter
                      --------     --------     --------     --------     --------     ----------
0.00% to 4.00% ..     $ 75,653     $  5,655     $    425     $    201     $    425     $      0
4.01% to 5.00% ..      327,417       28,264        1,597        1,625        1,740           26
5.01% to 6.00% ..      538,896       40,246        8,001        5,167        1,975          222
6.01% to 7.00% ..       19,438       14,553       10,357          590        2,795          119
7.01% and greater       10,421           51          135            0          302           10
                      --------     --------     --------     --------     --------     --------
    Total .......     $971,825     $ 88,769     $ 20,515     $  7,583     $  7,237     $    377
                      ========     ========     ========     ========     ========     ========



         Time deposits of $100,000 and over had the following maturities (in thousands):


                                                                   DECEMBER 31,
                                                                      1999
                                                                   -----------
Less than 3 months..............................................    $107,636
3 to 6 months ..................................................     189,021
6 to 12 months .................................................     192,720
More than 12 months..............................................     46,499
                                                                    --------
          Total ...............................................     $535,876
                                                                    ========

         Included in certificate accounts at December 31, 1999 and 1998 were $159.0 million and $38.2 million of brokered deposits and $158.5 million and $114.8 million of State of Florida public deposits, respectively. RBCO acted as the principal dealer in obtaining $145.3 million and $38.2 million of the brokered deposits outstanding at December 31, 1999 and 1998, respectively. BankAtlantic has various facilities for obtaining brokered deposits. These facilities are considered as an alternative source of borrowings, when and if needed.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9. ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

         Advances from Federal Home Loan Bank ("FHLB") incur interest and were repayable as follows (in thousands):



                                                                                                       December 31,
            Repayable During Year                                                            --------------------------------
             Ending December 31,                  Year Callable         Interest Rate            1999               1998
--------------------------------------------     ---------------       --------------        -------------      -------------
1999........................................                           5.15% to 6.83%                    0            156,393
2000........................................                           5.00% to 7.00%              134,400             54,393
2001........................................                           6.29% to 7.09%               37,778             37,778
2002........................................                           5.73% to 7.18%               66,468             21,468
2003........................................                           7.24% to 7.25%                9,540              9,540
                                                                                             -------------      -------------
     Total fixed rate advances.............                                                        248,186            279,572
                                                                                             -------------      -------------

2002........................................          1999             5.73% to 6.04%                    0             45,000
2002........................................          2000             5.68% to 6.20%              105,000            130,000
2003........................................          2001                  5.39%                   25,000             25,000
2004........................................          2000                  5.29%                   25,000                  0
2007........................................          2002                 5.68%                    25,000             25,000
2008........................................          2001                  5.18%                   25,000             25,000
2008........................................          2003             4.87% to 5.67%              465,000            515,000
                                                                                             -------------      -------------
     Total callable fixed advances..........                                                       670,000            765,000
                                                                                             -------------      -------------
     Adjustable rate advances 2000..........                           6.44% to 6.48%              180,000                  0
                                                                                             -------------      -------------
     Total FHLB advances....................                                                  $  1,098,186      $   1,044,572
                                                                                             =============      =============


         Included in fixed rate advances at December 31, 1999 and 1998 were $80 million and $100.0 million of overnight advances, respectively. Callable advances give the FHLB the option to reprice, at a specific date, in whole, the advance. Upon the FHLB exercising its call option, the Company has the option to convert to a three month liborbased floating rate advance, payoff the advance or convert to a fixed rate advance. BankAtlantic has established a blanket floating lien with the FHLB. Under the lien, BankAtlantic assigns a security lien against its residential loans. At December 31, 1999 and 1998, $1.4 billion and $1.6 billion of 1-4 family residential loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB, is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years at December 31, 1999. On December 31, 1999, BankAtlantic pledged $222.9 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $178.3 million. The FRB line of credit has not been utilized by the Company.

         BankAtlantic established $65.0 million of lines of credit with four federally insured banking institutions for the purchase of Federal Funds. At December 31, 1999 and 1998, the outstanding balance of these lines of credit was $5.9 million and $18.5 million, respectively. The average balance outstanding during the years ended December 31, 1999 and 1998 of the Federal Funds purchased lines of credit was $10.9 million and $5.4 million, respectively. The maximum outstanding balance at any month end during 1999 and 1998 of the Federal Funds purchased lines of credit was $32 million and $18.5 million, respectively.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are summarized below (in thousands):


                                                         December 31,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
Agreements to repurchase the same security        $321,113        $103,204
Customer repurchase agreements ...........         102,110          58,889
                                                  --------        --------
          Total ..........................        $423,223        $162,093
                                                  ========        ========


         The following table provides information on the agreements to repurchase (dollars in thousands):


                                                                        For the Year Ended
                                                                            December 31,
                                                            --------------------------------------------
                                                              1999                1998            1997
                                                            --------            --------        --------
Maximum borrowing at any month-end within the period        $467,360            $404,874        $255,967
Average borrowing during the period ................        $372,371            $264,866        $167,569
Average interest cost during the period ............           4.77%               5.09%           5.26%
Average interest cost at end of the period .........           5.28%               4.94%           4.80%




         Average borrowing was computed based on average daily balances during the period. Average interest costs during the period were computed by dividing interest expense for the period by the average borrowing during the period.

         Customer repurchase agreements at December 31, 1999 and 1998 included $2.5 million and $2.3 million, respectively, relating to a BFC escrow account. Total interest expense related to this reverse repurchase agreement was approximately $112,000, $105,000 and $210,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

         The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):


                                                                                                             Weighted
                                                                               Estimated                      Average
                                                                Amortized         Fair         Repurchase    Interest
                                                                   Cost          Value           Balance       Rate
                                                                ---------       ---------      ----------    ---------
December 31, 1999 (1)
FNMA mortgage-backed securities ..........................      $ 42,211        $ 41,796        $ 40,283        5.42%
U.S. Treasury Notes ......................................        24,950          24,945          24,938        5.45
FHLMC mortgage-backed securities..........................         4,287           4,263           3,581        4.75
FHLMC REMIC ..............................................       371,449         348,967         328,813        5.30
FNMA REMIC ...............................................        31,489          30,477          25,608        4.75
                                                                --------        --------        --------        ----
          Total ..........................................      $474,386        $450,448        $423,223        5.28%
                                                                ========        ========        ========        ====

December 31, 1998 (1)
FNMA mortgage-backed securities ..........................      $  7,610        $  7,669        $  6,053        4.00%
FHLMC mortgage-backed securities..........................        66,167          66,650          58,143        4.86
FHLMC REMIC ..............................................        76,338          76,796          74,115        5.09
FNMA REMIC ...............................................        31,286          30,095          23,782        4.00
                                                                --------        --------        --------        ----
          Total ..........................................      $181,401        $181,210        $162,093        4.94%
                                                                ========        ========        ========        ====


(1) At December 31, 1999 and 1998 these securities are classified as available for sale and recorded at market value in the consolidated statements of financial condition.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Repurchase Agreements At December 31, 1999 Matured and Were Repaid in January 2000. These Securities Were Held by Unrelated Broker Dealers.

11.  Subordinated Debentures and Other Debt

                  The Company had the following subordinated debentures and notes and bonds payable outstanding at December 31, 1999 and 1998 (in thousands):

                                                                                                                      Beginning
                                            December 31,                                                              Optional
                              Issue     --------------------    Interst      Maturity    Conversion      Class of    Redemption
                               Date       1999        1998        Rate         Date         Price          Stock       Date
                             --------   --------   --------     -------     ----------   ----------      --------    ----------
                                     >
9% Debentures.............   09/22/95   $ 21,000   $ 21,000       9.00%     10/01/2005       N/A            N/A     10/01/1998

6 3/4% Debentures(1)......   07/03/96     51,152     51,182       6.75%     07/01/2006      $ 5.70            A     07/01/1999

5 5/8% Debentures(1)......   11/25/97    100,000    100,000       5.63%     12/01/2007      $11.25            A      12/01/2000

Capital Improvement Bond
   series 1995 (2)........   02/01/95        927      1,192       7.50%     02/01/2000        N/A            N/A         N/A

Capital Improvement Bond
   series 1997 (2).......    02/01/97        712        553       6.38%     08/01/2000        N/A            N/A         N/A

Acquisition note (2).....    04/01/98      1,476      2,500       8.00%     04/01/2002        N/A            N/A         N/A

St. Lucie Fire District
   obligation (2)........    03/26/88        550        600       7.00%     03/26/2007        N/A            N/A         N/A

Capital improvement
    revenue Bond.........    05/01/99      4,351          0       5.58%     05/01/2009        N/A            N/A         N/A

Acquisition Term
  Note (4)..............     12/28/99     15,000          0     Prime+1     12/28/2009        N/A            N/A         N/A

Acquisition and
  Development Notes (4)..    Various      25,405          0     Prime+1       Various         N/A            N/A         N/A

Land Acquisition
  loan (4)...............    12/30/99      5,000          0        9.00%    04/28/2000        N/A            N/A         N/A

Notes payable (3)........    Various           0         87        9.20%      Various         N/A            N/A         N/A

Notes payable (5)........    07/15/98      3,200          0    Prime+1.5    07/15/2003        N/A            N/A         N/A
                                        --------   --------
                                        $228,773   $177,114
                                        =======    ========


     -------------------------------

(1) Convertible at the option of the holder into shares Class A common stock.
(2)      Acquired with SLWHC.
(3)      Acquired with LTI.
(4)      Acquired with Levitt Corporation.
(5)      Relates to a 50% owned consolidated joint venture.

         The following are the approximate annual maturities of subordinated debentures and other debt (in thousands):


       Year
      Ending
   December 31,                                                      Amount
   ------------                                                     --------
       2000 ......................................................  $ 18,674
       2001 ......................................................     4,174
       2002 ......................................................    10,672
       2003 ......................................................     3,200
    Thereafter....................................................   192,053
                                                                    --------
                                                                    $228,773
                                                                    ========


         Included in other assets was $4.7 million and $5.4 million of unamortized underwriting discounts and costs at December 31, 1999 and 1998, respectively, associated with the issuance of subordinated debentures.

         The Indenture relating to the Trust Preferred Securities ("Trust Preferred Securities") and all of the Debenture indentures contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures,

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


holding of funds for payments on the Debentures in Trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties and its corporate existence and delivery of annual certifications to the Trustee.

        BBC Capital Trust I ("BBC Capital ") is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. The Debenture indentures for the 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration (a "Declaration Date") or the date of any such purchase, redemption, payment or distribution (a "Redemption Date"), the Company retains cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable on the Debentures following such Declaration Date or Redemption Date, as the case may be. These indentures further provide that the amount of any interest payment made by the Company with respect to the Debentures after any applicable Declaration Date or Redemption Date shall be deducted from the aggregate amount of cash or cash equivalents which the Company shall be required to retain pursuant to the foregoing provision. At December 31, 1999 and 1998 the Company designated $5.8 million of securities available for sale to satisfy the above provision.

        During the year ended December 31, 1999 and 1998, the Company issued 5,263 and 1,043,417 shares of Class A common stock, respectively, upon the conversion of $30,000 and $5.9 million in principal amount of the Company's 6 3/4% Debentures at a conversion price of $5.70.

        BBC Capital issued for $74.75 million, 2.99 million shares of Trust Preferred Securities at a price of $25 per share in April 1997. BBC Capital used the gross proceeds received from the sale of the Trust Preferred Securities and $2.3 million of contributed capital from the Company to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 1999 and 1998, the amount of outstanding Trust Preferred Securities was $74.75 million. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears, with the first payment paid June 30, 1997. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. The Company has the right, at any time, so long as no event of default, as defined, has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

         The Company issued 4.3 million shares of Class A common stock and $100.0 million of 5 5/8% convertible subordinated debentures ("5 5/8% Debentures") in November 1997. The net proceeds to the Company from the sale of Class A common stock was $43.4 million net of $107,000 of offering costs and $96.5 million from the sale of the 5 5/8% Debentures net of $3.5 million of offering costs.

         Upon the acquisition of Levitt Corporation, the Company assumed mortgage obligations for land acquisitions, construction and development of various adult communities located in Florida. The unused commitments on these various mortgage obligations was $9.5 million at December 31, 1999.

12. RESTRICTED STOCK, COMMON STOCK AND COMMON STOCK OPTION PLANS

In July 1999, the Company's Board of Directors approved the repurchase in the open market of up to 3.5 million shares of the Company's common stock. During the year ended December 31, 1999, the Company paid $1.6 million to repurchase and

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


retire 221,345 shares of Class B common stock pursuant to the above repurchase plan. Subsequent to December 31, 1999, The Company paid $2.3 million to repurchase 391,000 shares of Class B common stock.

         In March 1998, the Company announced a plan to purchase up to 2.3 million shares of common stock. During the year ended December 31, 1999 and 1998 the Company paid $8.4 million and $10.9 million to repurchase and retire 1,149,655 and 0 shares of Class A common stock and 0 and 769,500 shares of Class B common stock, respectively.

         In August 1996, the Company announced a plan to purchase up to 1.56 million shares of common stock. During the year ended December 31, 1997 the company paid $12.2 million to repurchase and retire 1,040,625 and 365,625 shares of the Company's Class A and Class B common stock, respectively.

         The Company's shareholders approved in April 1984 a Stock Option Plan ("1984 Plan") under which options to purchase up to 1,359,939 shares of Class B common stock could have been granted. The plan provided for the grant of both incentive stock options and non-qualifying options. The exercise price of an incentive stock option was not to be less than the fair market value of the common stock on the date of the grant. The exercise price of non-qualifying options was determined by a committee of the Board of Directors. The "1984 Plan" expired on May 25, 1998, and all outstanding options were exercised on or before such date.

         The shareholders of the Company approved in May 1994 the BankAtlantic 1994 Stock Option Plan ("1994 Plan"), authorizing the issuance of options to acquire up to 2,632,142 shares of Class B common stock. All employee stock options under the 1994 Plan vest and are exercisable five years from the date of grant while directors' stock options vested immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date.

         The shareholders of the Company approved in May 1996 the BankAtlantic Bancorp 1996 Stock Option Plan (the "1996 Plan") which authorized the issuance of options to acquire up to 2.2 million shares of Class A common stock. All of the incentive and non-qualifying stock options are exercisable for Class A common stock, with an exercise price equal to the fair market value at the date of grant. All employee stock options vest and are exercisable five years from the date of grant while directors' stock options vested immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date.

         Upon acquisition of RBCO, the Company assumed all options outstanding under RBCO's existing stock option plans resulting in the issuance of options to purchase 362,417 shares of Class A common stock at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the RBCO plans and such plans will terminate when the outstanding options expire. The value of such options at the acquisition date was included in the cost of the RBCO acquisition and credited to additional paid-in-capital.

         The Company's shareholders approved in March 1998 the BankAtlantic Bancorp 1998 Employee Stock Option Plan ("1998 Plan") authorizing the issuance of options to acquire up to 920,000 shares of Class A common stock and 172,500 shares of Class B common stock. Employee stock options vest at the discretion of the Compensation Committee and directors stock options vest immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date. On December 14, 1998, the Compensation Committee approved an exchange program whereby stock options held by employees other than executive management and members of the Board of Directors of the Company with an exercise price greater than $5.65 per share could be surrendered for cancellation and exchanged for new options with an exercise price equal to the fair market value for Class A common stock at December 14, 1998, contingent upon such offer being accepted by such option holders by December 14, 1998. The number of new options, vesting schedule and terms other than the exercise price were the same as the options canceled.

         The Board of Directors of the Company adopted in December 1998 a Restricted Stock Incentive Plan to provide additional incentives to officers and key employees of its subsidiary, RBCO. As part of the Plan, the Board of Directors delegated administration of the Plan to the Board of Directors or a committee of the Board of RBCO. The Plan provides for the granting of up to 862,500 Class A common shares of restricted stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards. The Plan generally makes awards to a broad-based group of employees. The Company's shareholders approved in July 1999 the BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Board of Directors or Committee administering the Plan has discretion about which RBCO employees receive awards and the vesting of the awards under the Plan. During the restricted period, dividends paid on the shares may be accumulated and paid out at the end of the restricted period or may be paid out currently to the employee. The vesting for these purposes is usually approximately one year from the date of grant. Under these awards, the participants receive the dividends and vote the restricted stock during the restricted period, if applicable. The employee forfeits the restricted stock if he leaves the employment of RBCO prior to vesting. In December 1998, the Board granted 103,214 shares of restricted Class A common stock under this plan to key employees of RBCO which vest one year from the grant date. The fair value of such awards were recorded as compensation expense in 1998, since such awards related to services performed in 1998. During the year ended December 31, 1999, 127,002 shares of restricted Class A common stock under the plan were issued to new employees of RBCO. The restricted shares issued during 1999 vest in four years from the grant date. The fair value of such awards will be recorded as compensation expense over the four year vesting period.

         In March 1999, the Board of Directors approved a non-qualifying stock option plan authorizing the issuance of options to acquire up to 862,500 shares of Class A common stock. Employee stock options vest at the discretion of the Compensation Committee. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date. Furthermore, in March 1999, the Board of Directors granted non-qualifying stock options to purchase 575 shares of Class A common stock with an exercise price equal to the market price at the date ($6.41) to all employees except executives of BankAtlantic and its subsidiaries resulting in the issuance of 608,925 non-qualifying stock options.

         On July 22, 1999, the Company's shareholders approved the BankAtlantic Bancorp 1999 Stock Option Plan ("1999 Plan") authorizing the issuance of options to acquire up to 862,500 shares of Class A common stock. Employee stock options vest at the discretion of the Compensation Committee and directors stock options vest immediately. The plan expires ten years from the date of adoption and outstanding options could be exercised ten years after their grant date. As of December 31, 1999, no options have been granted out of the 1999 plan.

         A summary of stock option activity segregated by class of stock was:


                                                  Class B
                                                Outstanding
                                                  Options                 Price Per Share
                                                -----------         -------------------------------
Outstanding December 31, 1996.................   3,145,320         $2.07        to           $3.48
Exercised.....................................   (629,901)          2.07        to            3.39
Forfeited.....................................    (82,540)          3.39        to            3.39
                                                 ---------         -----                     -----
Outstanding December 31, 1997.................   2,432,879          2.62        to            3.48
Exercised.....................................   (508,317)          2.62        to            3.48
Forfeited.....................................    (38,981)          3.39        to            3.48
                                                 ---------         -----                     -----
Outstanding December 31, 1998.................   1,885,581          3.39        to            3.48
Exercised.....................................   (118,420)          3.39        to            3.39
Forfeited.....................................     (7,693)          3.39        to            3.39
                                                 ---------         -----                     -----
Outstanding December 31, 1999.................   1,759,468         $3.39        to           $3.48
                                                 =========         =====                     =====
Exercisable at December 31, 1999..............   1,068,501         $3.39        to           $3.48
                                                 =========         =====                     =====
Available for grant at December 31, 1999......     489,206
                                                 =========





                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                  Class A
                                                Outstanding
                                                  Options                 Price Per Share
                                                -----------         -------------------------------
Outstanding December 31, 1996................     1,067,680         $4.99       to           $ 5.43
Exercised....................................       (19,291)         4.99       to             6.23
Forfeited....................................      (120,743)         4.99       to             7.51
Issued.......................................       931,482          4.99       to            10.74
                                                 ----------         -----                    ------
Outstanding December 31, 1997................     1,859,128          4.99       to            10.74
Options issued in connection with the
  acquisition of RBCO........................       362,417          3.45       to             8.43
Exercised....................................       (21,127)         4.57       to             6.89
Forfeited....................................    (1,202,090)         4.99       to            12.50
Issued.......................................     1,515,303          4.50       to            12.50
                                                 ----------         -----                    ------
Outstanding December 31, 1998................     2,513,631          3.45       to            12.50
Exercised....................................       (51,997)         3.45       to             5.65
Forfeited....................................      (408,052)         4.51       to             8.26
Issued.......................................     1,534,754          4.99       to             8.26
                                                 ----------         -----                    ------
Outstanding at December 31, 1999.............     3,588,336         $4.57       to           $12.23
                                                 ==========         =====                    ======
Exercisable at December 31, 1999.............       407,867         $4.57       to           $12.23
                                                 ==========         =====                    ======
Available for grant at December 31, 1999.....     1,748,826
                                                 ==========


         The weighted average exercise price of options outstanding at December 31, 1999, 1998 and 1997 was $5.25, $4.90 and $4.47, respectively. The weighted average exercise price of stock options exercised was $3.90, $2.97 and $2.85 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average exercise price of options forfeited during the years ended December 31, 1999, 1998 and 1997 was $5.92, $6.78 and $4.58, respectively.

         During the years ended December 31, 1999, 1998 and 1997, 60,899, 189,541 and 429,327 of non-qualifying and 109,518, 339,903 and 219,865 of incentive stock options issued under the 1984, 1994 and 1996 plans were exercised resulting in increases of $814,000, $2.3 million and $2.8 million in stockholders' equity, respectively. The tax effect, included in the preceding amounts, of the exercised stock options for December 31, 1999, 1998 and 1997 was $141,000, $709,000 and $913,000, respectively, and has been reflected in additional paid in capital. During the years ended December 31, 1999, 1998 and 1997, 162,725 of options were forfeited under the 1999 nonqualifying option plan, 4,376 and 0 of options were forfeited under the Ryan, Beck 1998 plan, 88,192, 373,750 and zero of options were forfeited under the 1998 plan, 152,759, 828,340 and 120,743 of options were forfeited under the 1996 Plan and 7,693, 38,981 and 82,540 of options were forfeited under the 1994 Plan, respectively.

         During 1997, certain executives and officers received prorata vesting as part of their severance arrangements relating to previously granted 1994 and 1996 Plan options. Forfeited and vested options were 171,095 and 223,743 shares for the 1994 plan and 96,866 and 29,479 shares for the 1996 plan. During 1998 certain executives and officers received accelerated prorata vesting as part of their severance package from the 1994, 1996 and 1998 plans. These options will vest in 1999 and 2000. Forfeited options were 20,882, 114,042 and 40,370 from the 1994, 1996 and 1998 plans, respectively and vested options were 143,716, 98,365 and 5,487 from the 1994, 1996 and 1998 plans.

         Under the exchange program mentioned previously, 349,488 and 335,800 of options to purchase Class A common stock issued pursuant to the 1996 and 1998 stock options plans to all optionees other than executive management and members of the Board of Directors with an exercise price of $6.89 and $8.26, respectively were exchanged for options with the same terms except the exercise price was reduced to $5.65. Also on December 14, 1998, 185,521 of options to purchase Class A common stock issued pursuant to RBCO stock option plans with various exercise prices greater than $5.65 were exchanged for similar options with a $5.65 exercise price.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIAIRES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $1.1 million, $884,000 and $497,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The effect of FAS 123 under the fair value based method would have effected net income and earnings per share as follows:



                                                                                    For the Year Ended
(In Thousands, Except Per Share Data)                                                   December 31,
                                                                          ----------------------------------------
                                                                            1999            1998            1997
                                                                          -------         -------          -------
Net income (loss)                             As reported ...........     $30,869         $(8,034)         $27,769
                                                                          =======         =======          =======
                                              Pro forma..............      29,741          (8,918)          27,272
                                                                          =======         =======          =======

Basic earnings (loss) per share Class A       As reported............     $  0.77         $ (0.21)         $  0.85
                                                                          =======         =======          =======
                                              Pro forma..............        0.74           (0.23)            0.83
                                                                          =======         =======          =======

Basic earnings (loss) per share Class B       As reported............     $  0.70         $ (0.18)         $  0.83
                                                                          =======         =======          =======
                                              Pro forma..............        0.68           (0.20)            0.82
                                                                          =======         =======          =======

Diluted earnings (loss) per share Class A     As reported............     $  0.62         $ (0.20)         $  0.67
                                                                          =======         =======          =======
                                              Pro forma..............        0.61           (0.22)            0.66
                                                                          =======         =======          =======

Diluted earnings (loss) per share Class B     As reported............     $  0.60         $ (0.18)         $  0.68
                                                                          =======         =======          =======
                                              Pro forma..............        0.59           (0.20)            0.67
                                                                          =======         =======          =======

         The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:


                                                              Weighted Average
                                         ----------------------------------------------------------------------------------
                      Number of                                            Risk Free                               Expected
    Year of            Options           Grant Date        Exercise        Interest             Expected           Dividend
     Grant             Granted           Fair Value         Price            Rate              Volatility            Yield
    -------          ---------           ----------        --------        ---------           ----------          ---------
     1997              931,482             $ 2.92           $ 7.03           6.60%               27.40%              0.99%

     1998              644,493             $ 3.83           $ 7.50           5.02%               50.00%              1.03%

     1999            1,534,754             $ 3.39           $ 6.28           5.17%               50.00%              1.34%


         The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options and 25% for non-qualifying employee stock options during the year ended December 31, 1999 and 5.88% for incentive and non-qualifying employee stock options for the year ended December 31, 1998 and 13.4% and 3.55% for incentive and non-qualifying employee stock options for the year ended December 31, 1997, respectively. The expected life for all options issued was 7.5 years.

         The following table summarizes information about fixed stock options outstanding at December 31, 1999:


                                                      Options Outstanding                                 Options Exercisable
                                      --------------------------------------------------            ------------------------------
                                                            Weighted-          Weighted-                                 Weighted-
 Class  of         Range of             Number              Average             Average               Number              Average
  Common           Exercise           Outstanding          Remaining           Exercise            Exercisable           Exercise
   Stock            Prices            At 12/31/99       Contractual Life        Price              At 12/31/99            Price
 ---------     --------------         -----------       ----------------      ---------            -----------          ---------
     B         $3.39 to  3.48          1,759,468            4.4 years            $ 3.43              1,068,501             $ 3.39

     A         $3.39 to  7.83          3,273,527            7.9 years              6.48                340,871               5.64

     A         $9.01 to 14.06            314,809            7.4 years              9.98                 66,996               9.75
                                       ---------            ---------            ------              ---------             -------
                                       5,347,804            6.7 years            $ 5.25              1,476,368             $ 4.20
                                       =========            =========            ======              =========             =======


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



13. INCOME TAXES

        BankAtlantic in periods prior to December 31, 1996, was permitted to deduct from taxable income an allowance for bad debts, which was in excess of the provision for such losses charged to income. Accordingly, retained income at December 31, 1999, includes $10.1 million for which no provision for income tax has been provided. If in the future this portion of retained income is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax may be imposed at the then applicable tax rates. If federal income taxes had been provided, the deferred tax asset would have been decreased by $3.9 million.

        The provision for income taxes consisted of (in thousands):

                                         1999            1998            1997
                                       --------        --------        --------
Continuing operations ..........       $ 18,106        $  6,526        $ 15,248
Discontinued operations ........          1,269         (11,101)          2,505
                                       --------        --------        --------
Total ..........................       $ 19,375        $ (4,575)       $ 17,753
                                       ========        ========        ========

Continuing operations:
Current:
  Federal ......................       $ 18,944        $ 14,051        $ 13,462
  State ........................            733           1,658           2,539
                                       --------        --------        --------
                                         19,677          15,709          16,001
                                       --------        --------        --------
Deferred:
 Federal .......................         (1,836)         (7,571)           (651)
  State ........................            265          (1,612)           (102)
                                       --------        --------        --------
                                         (1,571)         (9,183)           (753)
                                       --------        --------        --------

Provision  for income taxes ....       $ 18,106        $  6,526        $ 15,248
                                       ========        ========        ========

        BankAtlantic's actual provision for continuing operations differs from the Federal expected income tax provision as follows (in thousands):



                                                                              For the Year Ended
                                                                                  December 31,
                                                                    --------------------------------------
                                                                      1999           1998           1997
                                                                    --------       --------       --------
Income tax provision at expected federal income tax rate of 35%     $ 16,414       $  5,849       $ 13,617
  Increase (decrease) resulting from:
  Tax-exempt interest income .................................          (158)           (36)           (22)
  Provision for state taxes net of federal benefit ...........         1,398            478          1,351
  Change in  valuation allowance for deferred tax assets .....          (517)          (827)             0
  Amortization of costs over fair value of net assets acquired         1,297          1,217            878
  Other -- net ...............................................          (328)          (155)          (576)
                                                                    --------       --------       --------
          Provision  for income taxes ........................      $ 18,106       $  6,526       $ 15,248
                                                                    ========       ========       ========


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:


                                                                                        December 31,
                                                                            -------------------------------------
                                                                              1999          1998            1997
                                                                            --------       -------        --------
DEFERRED TAX ASSETS:                                                                   (IN THOUSANDS)
  Provision for discontinued operations, restructuring charges and
    write-downs ......................................................      $    374       $  4,758       $      0
  Allowance for loans, REO and tax certificate losses, for
     financial statement purposes ....................................        19,919         18,015         11,112
  RBCO unearned compensation .........................................         1,098            333              0
  Amortization of mortgage servicing rights for financial
     reporting purposes in excess of amount amortized for tax
     purposes ........................................................             0          5,370            146
  Net operating loss carryforward acquired ...........................         1,073          1,387          1,222
  Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial
     statement purposes ..............................................        13,499          3,006          2,962
  Purchase accounting adjustments for bank acquisitions ..............           229            136           (501)
 Deferred tax asset on unrealized depreciation on securities available
     for sale ........................................................        16,943              0              0
  Other ..............................................................           547            700            657
                                                                            --------       --------       --------
Total gross deferred tax assets ......................................        53,682         33,705         15,598
Less valuation allowance .............................................         5,140          3,357          4,184
                                                                            --------       --------       --------
Total deferred tax assets ............................................        48,542         30,348         11,414
                                                                            --------       --------       --------
DEFERRED TAX LIABILITIES:

  Tax bad debt reserve in excess of base year reserve ................         1,072          1,378          1,684
  Office properties and equipment and real estate owned due to
    depreciation differences .........................................           (16)           140            447
  FHLB stock, due to differences in the recognition of stock dividends            866          1,049          1,610
  Deferred loan income, due to differences in the recognition of loan
    origination fees and discounts ...................................         2,949          2,917          1,962
  Prepaid pension expenses ...........................................         1,711          1,429            995
  Deferred tax liability on unrealized appreciation on securities
    available for sale ...............................................             0          2,233            455
  Mortgage servicing rights recognized for financial statement
    purposes in excess of amounts recognized for tax purposes ........             0            743            826
  Other ..............................................................           473            311            238
                                                                            --------       --------       --------
Total gross deferred tax liabilities .................................         7,055         10,200          8,217
                                                                            --------       --------       --------
Net deferred tax asset ...............................................        41,487         20,148          3,197
Less deferred income tax assets at beginning of period ...............       (20,148)        (3,197)        (3,355)
Acquired net deferred tax asset, net of valuation allowance ..........        (8,105)          (464)             0
Increase (decrease) in deferred tax liability on unrealized
appreciation (depreciation)  on debt securities available for sale
 included as a separate component of stockholders' equity ............       (19,174)         1,776            (15)
                                                                            --------       --------       --------
Benefit (provision) for deferred income taxes ........................        (5,940)        18,263           (173)
Benefit (provision) for deferred income taxes - discontinued
  operations .........................................................         4,369        (27,446)          (580)
                                                                            --------       --------       --------
Provision for deferred income taxes - continuing operations ..........      $ (1,571)      $ (9,183)      $   (753)
                                                                            ========       ========       ========




                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        Activity in the deferred tax valuation allowance was: (in thousands):


                                                                                   December 31,
                                                                     -----------------------------------
                                                                      1999          1998          1997
                                                                     -------       -------       -------
Balance, beginning of period ..................................      $ 3,357       $ 4,184       $     0
Utilization of acquired tax benefits ..........................         (109)         (827)            0
Reduction in deferred tax valuation allowance .................         (408)            0             0
Valuation allowance established on acquired deferred tax assets        2,300             0         4,184
                                                                     -------       -------       -------
Balance, end of period ........................................      $ 5,140       $ 3,357       $ 4,184
                                                                     =======       =======       =======


        On December 31, 1999, The Company established a $2.3 million valuation allowance associated with the deferred tax assets acquired in connection with the Levitt acquisition. On December 31, 1999, 1998 and 1997, the Company had a valuation allowance relating to the deferred tax assets acquired in connection with the SLWHC acquisition. These acquired deferred tax assets can only be realized if Levitt and SLWHC has taxable income of an appropriate character.

        Approximately $1.1 million of net operating loss carryforwards ("NOL's") acquired in connection with the SLWHC acquisition remain as of December 31, 1999 which expire through the year 2011. The NOL carryforwards can only be realized if SLWHC has taxable income of an appropriate character.

         Management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 1999, 1998 and 1997 as it was management's assessment that, based on available information, it is more likely than not that any or all of the deferred tax asset will not be realized. A change in the valuation allowance will occur if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. However, the valuation allowance was established in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the SLWHC and Levitt acquisitions. The SLWHC valuation allowance was reduced during 1999 as a result of management's evaluation of the uncertainties associated with the utilization of certain tax benefits acquired. The reduction in the deferred tax valuation allowance during the year ended December 31, 1999 and 1998 reduced the provision for income taxes by $517,000 and $827,000, respectively.

14. PENSION PLAN

        BankAtlantic sponsored a non-contributory defined benefit pension plan (the "Plan") covering substantially all of its employees. The benefits were based on years of service and the employee's average earnings received during the highest five consecutive years out of the last ten years of employment. The funding policy is to contribute an amount not less than the ERISA minimum funding requirement nor more than the maximum tax-deductible amount under Internal Revenue Service rules and regulations. At December 31, 1998, the Company froze its defined benefit pension plan whereby participants of the Plan will not accrue service benefits beyond December 31, 1998 and vested all participants in the plan. The Company will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations incurred prior to January 1, 1999.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition at:


                                                                        December 31,
                                                                 ------------------------
                                                                  1999             1998
                                                                 --------         --------
                                                                      (In Thousands)
Projected benefit obligation at the beginning of the year        $ 19,597         $ 20,478
Service cost ............................................               0            1,791
Interest cost ...........................................           1,287            1,443
Amendments ..............................................               0              135
Termination benefits ....................................               0              162
Actuarial (gain) loss ...................................          (2,529)           1,246
Benefits paid ...........................................            (690)            (545)
Gross curtailment gain ..................................               0           (5,113)
                                                                 --------         --------
Projected benefit obligation at end of year .............        $ 17,665         $ 19,597
                                                                 ========         ========


                                                                December 31,
                                                          -------------------------
                                                            1999             1998
                                                          --------         --------
                                                               (In Thousands)
Fair value of Plan assets at the beginning of year        $ 23,372         $ 20,169
Actual return on Plan assets .....................           5,596            3,096
Employer contribution ............................               0              652
Benefits paid ....................................            (690)            (545)
                                                          --------         --------
Fair value of Plan assets as of actuarial date ...        $ 28,278         $ 23,372
                                                          ========         ========



                                                                                           December 31,
                                                                                    --------------------------
                                                                                      1999              1998
                                                                                    ---------        ---------
                                                                                          (In Thousands)
Actuarial present value of projected benefit obligation for service
  rendered to date .........................................................        $(17,665)        $(19,597)
Plan assets at fair value as of the actuarial date .........................          28,278           23,372
                                                                                    --------         --------
Plan assets in excess of projected benefit obligation ......................          10,613            3,775
Unrecognized net loss from past experience different from that assumed
 and effects of changes in assumptions .....................................               0                0
Prior service (cost) benefit not yet recognized in net periodic pension cost               0                0
Unrecognized net asset at October 1, 1987, being recognized over 15 years ..          (6,049)               0
                                                                                    --------         --------
Prepaid pension cost .......................................................        $  4,564         $  3,775
                                                                                    ========         ========


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        Net pension cost includes the following components:


                                                                              For the Years Ended
                                                                                 December 31,
                                                                   ---------------------------------------
                                                                     1999           1998             1997
                                                                   --------        -------         -------
                                                                                (In Thousands)
Service cost benefits earned during the period ............        $     0         $ 1,791         $ 1,260
Interest cost on projected benefit obligation .............          1,287           1,443           1,270
Expected return on plan assets ............................         (2,076)         (1,814)         (1,520)
Amortization of transition asset ..........................              0            (268)           (268)
Amortization of prior service costs .......................              0              68              68
Amortization  of unrecognized net gains and losses ........              0              63              71
Curtailment gain less termination benefits, and recognition
  of previously unrecognized deferred items ...............              0          (3,128)              0
                                                                   -------         -------         -------
Net periodic pension expense (benefit) (1) ................        $  (789)        $(1,845)        $   881
                                                                   =======         =======         =======


      (1) Periodic pension expense (benefit), excluding the curtailment gain, is included in employee compensation/benefits excluding RBCO and real estate operations on the Consolidated Statements of Operations.

The actuarial assumptions used in accounting for the Plan were:


                                                                     For the Years Ended
                                                                         December 31,
                                                            ---------------------------------------

                                                             1999              1998            1997
                                                            -----              ----            ----
Weighted average discount rate ...............              7.50%              6.50%           7.00%
Rate of increase in future compensation levels               N/A               N/A             4.75%
Expected long-term rate of return ............              9.00%              9.00%           9.00%


        Actuarial assumptions for the year ended December 31, 1997 were projected based upon participant data at October 1 of the same year. Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. With respect to the year ended December 31, 1997, management believes that the impact, if any, of the difference between actuarial assumptions utilized on October 1 and those appropriate at December 31 is immaterial. Participant data at December 31, 1999 and 1998 was used for the actuarial assumption for the years ended December 31, 1999 and 1998. During the years ended December 31, 1999, 1998 and 1997, BankAtlantic funded $0, $652,000 and $954,000, respectively, to the plan.

        BankAtlantic sponsors a defined contribution plan ("401k Plan") for all employees who have completed six months of service. Employees can contribute up to 14% of their salary, not to exceed $10,000 for 1999 and 1998 and $9,500 for 1997. For employees that fall within the highly compensated criteria, maximum contributions were 10% of salary. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $205,000, $225,000 and $194,000 of expenses and employer contributions related to the 401k Plan for the years ended December 31, 1999, 1998 and 1997, respectively, based on a discretionary match of 25% of the first 4% of an employee's contribution.

        Effective January 1, 2000, the Company increased the employer match on its 401K pension plan from a discretionary 25% match on the first 4% of employee contribution to a mandatory 100% match on the first 4% of employee contributions. Plan assets consist of cash equivalents, common stocks and mutual funds.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15. COMMITMENTS AND CONTINGENCIES

        The Company is lessee under various operating leases for real estate and equipment including ATMs extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 1999, for the periods shown was (in thousands):

        Year Ending December 31,                           Amount
        ------------------------                          -------
        2000..........................................    $ 6,227
        2001..........................................      5,294
        2002..........................................      4,321
        2003..........................................      3,569
        2004..........................................      1,293
        Thereafter....................................      4,351
                                                          -------
               Total..................................    $25,055
                                                          =======


        Rental expense for premises and equipment was $7.3 million, $6.7 million and $5.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Included in other liabilities at December 31, 1999, 1998 and 1997, is an allowance of $271,000, $409,000 and $67,000, respectively, for future rental payments on closed branches. The allowance for closed branches includes branches closed in prior periods, and those branches included in the restructuring plan (see Note 5).

        At December 31, 1999, BankAtlantic leased 771 ATMs, 277 of which are in Wal-Mart and Sam's Club locations throughout Florida, Georgia and Alabama. An additional 168 machines are located in K-Mart stores and Cumberland Farms convenience stores located in Florida and 34 machines are on cruise ships. The remaining ATMs are at BankAtlantic branch locations and various retail outlets including gasoline, convenience food stores, malls, entertainment complexes and college campuses.

        During the ordinary course of business, the Company and its subsidiaries including RBCO are involved as plaintiff or defendant in various lawsuits. Although the Company believes it and its subsidiaries have meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel believes results of operations or financial position will not be significantly impacted by the resolution of these matters. (See also Note 17.)

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        Financial instruments with off-balance sheet risk were:


                                                                    December 31,
                                                               -----------------------
                                                                 1999             1998
                                                               --------        --------
                                                                    (in thousands)
Commitments to extend credit to foreign institutions ..        $      0        $ 57,229
Commitment to sell residential loans ..................          14,456          45,353
Commitment to purchase REMIC's ........................               0          40,878
Commitments to purchase mortgage backed securities ....          49,816               0
Commitments to purchase investment securities .........          25,000               0
Commitments to extend credit, including the undisbursed
  portion of loans in process .........................         368,089         436,949
Letters of credit .....................................         152,663         123,480
Commitments to purchase residential loans .............               0           1,200
Commitments to purchase trading securities ............               0           1,000
Commitments to sell trading securities ................               0           1,000
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

        BankAtlantic has credit facilities with foreign financial institutions in Latin America. The commitments can be terminated at any time. Each financial institution is evaluated on a case by case basis.

        BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $40 million and $39.7 million at December 31, 1999 and 1998, respectively.

        BankAtlantic is a member of the FHLB system. As a member, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta, in amounts at least equal to the greater of (i) 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or (ii) 5% of its outstanding advances from the FHLB of Atlanta. As of December 31, 1999, BankAtlantic was in compliance with this requirement with an investment of approximately $56.4 million in stock of the FHLB of Atlanta.

        During the year ended December 31, 1999 BankAtlantic expanded its proprietary trading activities beyond trading in government securities to include trading in options and future contracts on U.S. Treasury Notes and Bonds as well as Eurodollar time deposits that settle in three months or less. At December 31, 1999, the Company had open positions on Eurodollar time deposits options as follows (in thousands):

              Security                         Notional Amount   Fair Value
              --------                         ---------------   ----------
March 2000 Call - Long.........................  $  950,000        $ (112)
March 2000 Put - Long..........................     280,000            (9)
March 2000 Call - Short........................   2,309,000            90
March 2000 Puts - Short........................     345,000             4
March 2000 - Futures ...........................     39,000           (12)

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        Upon acquisition of LTI, the Company became obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, upon a default by the lessees LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold. At December 31, 1999 and 1998, the amount of lease payments subject to such recourse provisions was approximately $2.8 million and $7.0 million, respectively, and a $110,530 and $162,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition at December 31, 1999 and 1998, respectively.

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

16. REGULATORY MATTERS

        The Company, by virtue of its ownership of all of the common stock of BankAtlantic, is a unitary savings bank holding company subject to regulatory oversight by the OTS. As such, the Company is required to register with and be subject to OTS examination, supervision and certain reporting requirements. Further, as a company having a class of publicly held equity securities, the Company is subject to the reporting and the other requirements of the Securities Exchange Act of 1934. In addition, BFC Financial Corporation ("BFC") owns 8,296,890 and 4,876,124 shares of Class A and Class B common stock, respectively, which amounts to 26% and 47.5% of the Company's outstanding Class A and Class B common stock, respectively. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

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

        BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BankAtlantic must meet specific capital guidelines that involve quantitative measures of BankAtlantic's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. BankAtlantic's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Certain of BankAtlantic's activities, such as its investment in real estate held for development and sale and real estate joint ventures, result in a deduction from capital for regulatory capital measurement.

        Quantitative measures established by regulation to ensure capital adequacy require BankAtlantic to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that BankAtlantic meets all capital adequacy requirements to which it is subject.

        As of December 31, 1999, BankAtlantic is considered a well capitalized institution under the regulatory framework for prompt corrective action. To be categorized as well capitalized BankAtlantic must maintain minimum total risk-based, Tier I risk-based, tangible and core capital ratios as set forth in the table. There are no conditions or events since December 31, 1999 that management believes have changed the institution's category.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        BankAtlantic's actual capital amounts and ratios are presented in the table:


                                                                                                            To Be Well
                                                                                                         Capitalized Under
                                                                             For Capital                      Prompt
                                                                              Adequacy                      Corrective
                                                  Actual                       Purposes                  Action Provisions
                                           --------------------       ---------------------------       --------------------
                                          Amount          Ratio         Amount             Ratio          Amount      Ratio
                                         --------         ------      -----------          ------        --------    -------
(DOLLARS IN THOUSANDS)
As of December 31, 1999:
Total risk-based capital..............   $339,322         13.30%      $ >  204,091         >  8.00%      $255,144    > 10.00%
                                                                        -                  -                         -
Tier I risk-based capital.............   $307,270         12.04%      $ >  102,045         >  4.00%       153,068    >  6.00%
                                                                        -                  -                         -
Tangible capital......................   $307,270          7.71%      $ >   59,778         >  1.50%      $ 59,778    >  1.50%
                                                                        -                  -                         -
Core capital...........................  $307,270          7.71%      $ >  159,407         >  4.00%       199,259    >  5.00%
                                                                        -                  -                         -
As of December 31, 1998:
Total risk-based capital...............  $336,131         13.92%      $ >  193,150         >  8.00%      $241,438    > 10.00%
                                                                        -                  -                         -
Tier I risk-based capital..............  $305,860         12.67%      $ >   96,575         >  4.00%      $144,863    >  6.00%
                                                                        -                  -                         -
Tangible capital.......................  $305,860          8.48%      $ >   54,111         >  1.50%      $ 54,111    >  1.50%
                                                                        -                  -                         -
Core capital...........................  $305,860          8.48%      $ >  144,297         >  4.00%     $ 180,371    >  5.00%
                                                                        -                  -                         -



        The Company's wholly owned subsidiary, RBCO is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At December 31, 1999, RBCO's regulatory net capital was approximately $11.0 million, which exceeded minimum net capital rule requirements by $10.0 million.

        RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 1999.

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

        In late 1990, questions arose relating to this portfolio and such questions revolved around practices which were intended to defraud BankAtlantic. As a consequence of this activity BankAtlantic filed a claim with its insurance carrier which resulted in payments of $18 million by the carrier to BankAtlantic during 1992 through 1994. The carrier has no obligation to make further payments on this matter to BankAtlantic. As part of the settlement agreement with the carrier ("Covenant"), BankAtlantic agreed to and did file suit against certain third parties. The Covenant provides that in the event of recovery by BankAtlantic of damages against third party wrongdoers, BankAtlantic will be entitled to retain such amount until such amounts plus any payments received from National Union equal $22 million plus the costs incurred by BankAtlantic to obtain such recoveries. A trial against various wrongdoers was held in February 1998 and judgment was entered in favor of BankAtlantic and the carrier against over fifty third party defendants, individuals and corporations. A number of these third party defendants have been convicted of criminal fraud. Additionally, BankAtlantic has been named as a defendant in various litigation instituted by or for the benefit of various consumers who were mortgagors of the loans. At December 31, 1999, all such litigation had been resolved except for the ongoing action in New Jersey, discussed below.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

        In May 1999, the Appellate Division affirmed the trial court's decision regarding the then named plaintiff's claims and causes of action based upon statute of limitations grounds. The Appellate Division also remanded the case back to the trial court to allow plaintiffs to amend the complaint by naming new class representatives whose claims were not statutorily barred. Plaintiff appealed this decision to the Supreme Court and such appeal was denied in December 1999. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statute of limitations and modifying the causes of action in light of the Appellate Division's decision which eliminated all Truth in Lending Act claims. The current causes of action are now being brought under various New Jersey Acts and Regulations. The trial court judge for the amended complaint is not the same judge that heard and ruled on the previous complaint. Defendants deposed the new plaintiffs and filed briefs in opposition to plaintiffs motion to amend the complaint and for class certification. Oral arguments were held on March 3, 2000. On March 6, 2000, the trial court granted plaintiff's motions to file the amended complaint and for class certification and denied defendant's motion for summary judgment. This decision was submitted to all counsel on March 10, 2000. A case scheduling conference is to occur in March 2000.

        The Company is considering various alternatives including appealing the lower court ruling and/or requesting mediation or other dispute resolution procedures. The present lower court ruling suggests that a dispute resolution procedure should be utilized. Since inception of this case, various defendants' proposals to resolve the issues have been presented to plaintiff's counsel and were rejected. However, the prior rejections were not made in a situation such as this, where the court expressly suggest the use of dispute resolution procedures.

        The balance of the loans associated with the Subject Portfolio amounted to approximately $2.9 million and $4.5 million at December 31, 1999 and 1998, respectively. The related dealer reserve had been completely charged-off by December 31, 1993. Net charge-offs (recoveries) relating to the Subject Portfolio amounted to ($98,000), $103,000 and $370,000, for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 10% of the loans were secured by collateral in South Florida and 90% of such loans were secured by collateral in the northeastern United States, respectively. Collateral for these loans is generally a second mortgage on the borrower's property. However, it appears that in most cases, the property is encumbered with loans having high loan to value ratios. Loans in the Subject Portfolio are charged-off if payments are more than 90 days delinquent.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



18.  PARENT COMPANY FINANCIAL INFORMATION

         Condensed Statements of Financial Condition at December 31, 1999 and 1998 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 1999 are shown below. (in thousands):



                             CONDENSED STATEMENTS OF FINANCIAL CONDITION                         December 31,
                                                                                            ------------------------
                                               ASSETS                                         1999            1998
                                                                                            ---------       --------
Cash deposited at  BankAtlantic ................................................            $   7,876       $  13,496
Investment securities (at cost) ................................................               18,925             400
Securities available for sale (at market value) ................................               20,312          18,876
Loan receivable from subsidiary ................................................               10,000          10,000
Investment in subsidiaries .....................................................              416,259         426,243
Investment and advances in joint ventures ......................................                2,130          12,629
Due from BankAtlantic ..........................................................                5,704             657
Deferred offering costs on junior subordinated and subordinated debentures .....                7,367           8,087
Income tax receivable from BankAtlantic ........................................                2,850           3,145
Other assets ...................................................................                  141             208
                                                                                            ---------       ---------
          Total assets .........................................................            $ 491,564       $ 493,741
                                                                                            =========       =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY


Junior subordinated debentures and subordinated debentures .....................            $ 249,214       $ 249,244
Other liabilities ..............................................................                6,464           4,057
                                                                                            ---------       ---------
Total liabilities ..............................................................              255,678         253,301
                                                                                            ---------       ---------
Stockholders' equity:
   Preferred Stock, $0.01 par value 10,000,000 shares authorized;
     none outstanding ..........................................................                    0               0
  Class A common stock, $0.01 par value, authorized 80,000,000 shares;
     issued and outstanding, 32,418,470 and 32,372,738 shares ..................                  324             268
   Class B common stock, $0.01 par value, authorized 45,000,000 shares;
     issued and outstanding, 10,264,516 and 10,356,431 shares ..................                  102             104
  Additional paid-in capital ...................................................              145,399         147,686
  Unearned compensation - restricted stock awards ..............................               (5,633)         (7,062)
  Retained earnings ............................................................              122,639          95,818
                                                                                            ---------       ---------
Total stockholders' equity before net unrealized appreciation on debt
  securities available for sale - net of deferred income taxes .................              262,831         236,814
Net unrealized appreciation (depreciation) on securities available for sale
  owned by the Company and BankAtlantic - net of deferred income taxes ........               (26,945)          3,626
                                                                                            ---------       ---------
Total stockholders' equity .....................................................              235,886         240,440
                                                                                            ---------       ---------
          Total liabilities and stockholders' equity ...........................            $ 491,564       $ 493,741
                                                                                            =========       =========




                                                                                         For the Years Ended December 31,
                                                                                     ------------------------------------------
                           CONDENSED STATEMENTS OF OPERATIONS                           1999            1998            1997
                                                                                     ----------      ----------      -----------
Interest income on repurchase agreements and deposits at Bankatlantic ..........     $      235      $    1,096      $     2,337
Interest income on loans and investments .......................................          3,821           1,055              837
                                                                                     ----------      ----------      -----------
         Total interest income .................................................          4,056           2,151            3,174
                                                                                     ----------      ----------      -----------
Interest expense on subordinated debentures and junior subordinated debentures .         19,044          18,823           11,689
Capitalized interest ...........................................................              0            (732)               0
                                                                                     ----------      ----------      -----------
  Net interest expense .........................................................         19,044          18,091           11,689
Management fee income from Ryan, Beck & Co......................................            604               0                0
Loan fee income ................................................................             75               0                0
Gains of trading account securities, unrealized and realized ...................            381             834            2,463
Loss on investment securities available for sale ...............................              0          (2,074)               0
Other expenses .................................................................           (425)           (495)            (544)
                                                                                     ----------      ----------      -----------
Loss before income tax benefit and earnings of subsidiaries ....................        (14,353)        (17,675)          (6,596)
  Income tax benefit ...........................................................          4,955           6,572            2,481
                                                                                     ----------      ----------      -----------
  (Loss) before income of subsidiaries .........................................         (9,398)        (11,103)          (4,115)
Equity in undistributed net income (loss) of subsidiaries excluding Bankatlantic            477            (317)             152
Equity in income from Bankatlantic's continuing operations .....................         37,713          21,606           27,621
Equity in income (loss) from Bankatlantic's discontinued operations ............          2,077         (18,220)           4,111
                                                                                     ----------      ----------      -----------
          Net income (loss) ....................................................     $   30,869      $   (8,034)      $   27,769
                                                                                     ==========      ==========      ===========



                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            for the Year Ended
                                                                                                December 31,
                                                                                 -----------------------------------------
(In thousands)                                                                     1999            1998            1997
                                                                                 ---------       ---------       ---------
OPERATING ACTIVITIES:
  Income from continuing operations .......................................      $  28,792       $  10,186       $  23,658
  Income from discontinued operations .....................................          2,077         (18,220)          4,111
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
  Equity in net earnings of BankAtlantic and other subsidiaries ...........        (40,267)         (3,069)        (31,884)
  Amortization and accretion, net .........................................            700             792             388
  Other than temporary impairment of securities available for sale ........              0           2,136               0
  Gains on sales of securities available for sale .........................           (381)            (62)              0
  Purchase of trading securities, net .....................................              0          (1,621)         (6,243)
  Proceeds from sales of trading securities ...............................              0           8,648           3,640
  Trading securities gains ................................................              0            (834)         (2,463)
  Increase (decrease) in accrued interest payable .........................         (1,736)           (282)            599
  Increase (decrease) in other liabilities ................................          4,346             394              78
  (Decrease) increase in  receivable (payable) from (to) BankAtlantic .....         (5,047)           (696)         (2,703)
  Decrease (increase) in other assets .....................................             67              86             (35)
  Decrease (increase) in income tax receivable ............................            367             984          (2,474)
                                                                                 ---------       ---------       ---------
  Net cash provided (used) by operating activities ........................        (11,082)         (1,558)        (13,328)
                                                                                 ---------       ---------       ---------
INVESTING ACTIVITIES:
  Loan participations with BankAtlantic ...................................              0               0          (6,500)
  Loans originated to subsidiaries ........................................              0         (10,000)              0
  Principal reduction on loans ............................................              0           6,275             358
  Investment in BBC Capital Trust I .......................................              0               0          (2,312)
  Investment and advances to joint ventures ...............................              0         (10,696)         (1,870)
  Additional investment in BankAtlantic ...................................              0         (17,325)       (161,200
  Repayment of joint venture advances .....................................         10,499               0               0
  Dividends from subsidiaries .............................................         23,420          22,025          13,386
  Purchase of securities available for sale ...............................         (5,538)        (12,030)         (7,482)
  Purchase of investment securities .......................................        (13,646)              0               0
  Proceeds from maturity of securities available for sale .................              0               0           5,900
  Proceeds from sales of securities available for sale ....................          2,794             603               0
                                                                                 ---------       ---------       ---------
  Net cash provided (used) by investing activities ........................         17,529         (21,148)       (159,720)
                                                                                 ---------       ---------       ---------
FINANCING ACTIVITIES:
  Issuance of common stock upon exercise of options .......................            673           1,584           1,857
  Issuance of Class A  restricted common stock ............................          1,084             584               0
  Issuance of stock options to nonemployees ...............................             69               0               0
  Proceeds from issuance of Class A common stock, net .....................              0               0          43,374
  Common stock dividends paid .............................................         (3,935)         (3,620)         (2,343)
  Proceeds from issuance of junior subordinated debentures ................              0               0          77,062
  Deferred costs on junior subordinated debentures ........................              0               0          (2,908)
  Proceeds from issuance of subordinated debentures .......................              0               0         100,000
  Deferred costs on subordinated debentures ...............................              0               0          (3,518)
  Payment to acquire and retire common stock ..............................         (9,958)        (10,860)        (12,188)
                                                                                 ---------       ---------       ---------
  Net cash provided (used) by financing activities ........................        (12,067)        (12,312)        201,336
                                                                                 ---------       ---------       ---------
  Increase (decrease) in cash and cash equivalents ........................         (5,620)        (35,018)         28,288
  Cash and cash equivalents at beginning of period ........................         13,496          48,514          20,226
                                                                                 ---------       ---------       ---------
  Cash and cash equivalents at end of period ..............................      $   7,876       $  13,496       $  48,514
                                                                                 =========       =========       =========


                                                                    (CONTINUED)

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(In thousands)                                                                                1999          1998          1997
                                                                                            --------       --------      --------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid ......................................................................      $ 20,780       $ 18,541      $ 11,090
  Issuance of Class A common stock upon acquisitions .................................         1,084         41,862             0
  Issuance of Class A common stock upon acquisition of other securities ..............         5,000              0             0
  Issuance of common stock options upon acquisition of RBCO ..........................             0          1,582             0
  Common stock dividends declared and not paid until subsequent period ...............         1,067            997           817
  Increase in equity for the tax effect related to the exercise of stock options .....           141            709           913
  Increase (decrease) in stockholders' equity from net unrealized appreciation on debt
    securities available for sale by BankAtlantic, less related deferred income taxes         (1,065)         2,902           (24)
  Issuance of Class A common stock upon conversion of subordinated debentures ........            30          5,729           375



         During each of the years in the three year period ended December 31, 1999, the Company received $23.2 million, $22.0 million and $13.2 million, respectively, in dividends from BankAtlantic.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



19. SELECTED QUARTERLY RESULTS (Unaudited)

         The following tables summarize the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands except share and per share data):



                                                    First           Second           Third           Fourth
                       1999                        Quarter            Quarter       Quarter          Quarter           Total
                                                -------------     -----------     -----------     ------------     -------------
Interest income ........................        $    66,412      $    73,531      $    73,224      $    72,770      $   285,937

Interest expense .......................             38,744           42,974           43,489           43,464          168,671
                                                -----------      -----------      -----------      -----------      -----------
Net interest income ....................             27,668           30,557           29,735           29,306          117,266
Provision for loan losses ..............              5,164            5,669            8,223           11,602           30,658
                                                -----------      -----------      -----------      -----------      -----------
Net interest income after provision
 for loan losses........................             22,504           24,888           21,512           17,704           86,608
                                                -----------      -----------      -----------      -----------      -----------
Income before income taxes .............             13,678           13,902           14,732            4,586           46,898
                                                -----------      -----------      -----------      -----------      -----------
Net income from continuing operations ..        $     8,171      $     8,629            8,890      $     3,102      $    28,792
                                                ===========      ===========      ===========      ===========      ===========
Income from discontinued operations ....        $         0      $       801      $       373      $       903      $     2,077
                                                ===========      ===========      ===========      ===========      ===========
Net income .............................        $     8,171      $     9,430      $     9,263      $     4,005      $    30,869
                                                ===========      ===========      ===========      ===========      ===========
Class A basic earnings  per share from
   continuing operations ...............        $      0.20      $      0.22      $      0.22      $      0.08      $      0.72

Class A basic earnings  per share from
 discontinued operations ...............               0.00             0.02             0.01             0.02             0.05
                                                -----------      -----------      -----------      -----------      -----------
Class A basic earnings  per share ......        $      0.20      $      0.24      $      0.23      $      0.10      $      0.77
                                                ===========      ===========      ===========      ===========      ===========
Class B basic earnings per share from
   continuing operations .................       $      0.19      $      0.20      $      0.20      $      0.07      $      0.66

Class B basic earnings per share from
  discontinued operations ...............              0.00             0.02             0.01             0.02             0.04
                                                -----------      -----------      -----------      -----------      -----------
Class B basic earnings per share ........       $      0.19      $      0.22      $      0.21      $      0.09      $      0.70

                                                ===========      ===========      ===========      ===========      ===========
Class A diluted earnings per share
  from continuing operations ............       $      0.16      $      0.17      $      0.18      $      0.08      $      0.59

Class A diluted earnings per share from
  discontinued operations ..............               0.00             0.01             0.00             0.01             0.03
                                                -----------      -----------      -----------      -----------      -----------
Class A diluted earnings per share .....        $      0.16      $      0.18      $      0.18      $      0.09      $      0.62
                                                ===========      ===========      ===========      ===========      ===========
Class B diluted earnings per share from
  continuing operations ................        $      0.16      $      0.17      $      0.17      $      0.07      $      0.57

Class B diluted earnings per share from
 discontinued  operations ..............               0.00             0.01             0.00             0.02             0.03
                                                -----------      -----------      -----------      -----------      -----------
Class B diluted earnings per share ....         $      0.16      $      0.18      $      0.17      $      0.09      $      0.60
                                                ===========      ===========      ===========      ===========      ===========

Basic weighted average number of common
  Class A shares outstanding ...........         30,697,706       30,385,075       30,583,415       31,432,522       30,776,168
                                                ===========      ===========      ===========      ===========      ===========
Basic weighted average number of common
  Class B shares outstanding ...........         10,359,717       10,363,216       10,295,600       10,250,417       10,316,879
                                                ===========      ===========      ===========      ===========      ===========
Diluted weighted average number of
  common Class A shares outstanding ....         48,938,221       48,580,788       48,762,287       49,303,186       48,856,323
                                                ===========      ===========      ===========      ===========      ===========
Diluted weighted average number of
  common Class B shares outstanding ....         11,093,626       11,074,638       10,978,297       10,785,746       10,995,037
                                                ===========      ===========      ===========      ===========      ===========

         Income during the fourth quarter was adversely affected by a continuing increase in the provision for loan losses resulting from small business and consumer charge-offs and delinquency trends.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                       First          Second          Third           Fourth
                           1998                       Quarter         Quarter        Quarter         Quarter           Total
                                                 ----------------   ------------   ------------    ------------  ----------------
Interest income .............................    $         59,810   $     65,023   $     66,372    $     62,933   $       254,138

Interest expense ............................              35,336         38,494         39,770          38,253           151,853
                                                 ----------------   ------------   ------------    ------------    --------------
Net interest income .........................              24,474         26,529         26,602          24,680           102,285
Provision for loan losses ...................               3,407          3,371          3,033          11,977            21,788
                                                 ----------------   ------------   ------------    ------------    --------------
Net interest income after provision for loan
  losses.....................................              21,067         23,158         23,569          12,703            80,497
                                                 ----------------   ------------   ------------    ------------    --------------
Income (loss) before income taxes (benefit) .               7,652         11,767          4,478          (7,185)           16,712
                                                 ----------------   ------------   ------------    ------------    --------------
Income (loss) from continuing operations ....    $          4,846   $      7,019   $      2,644    $     (4,323)  $        10,186
                                                 ================   ============   ============    ============    ==============
Income (loss) from discontinued operations ..    $            410   $       (628)  $    (12,188)   $     (5,814)  $       (18,220)
                                                 ================   ============   ============    ============    ==============
Net income (loss) ...........................    $          5,256   $      6,391   $     (9,544)   $    (10,137)  $        (8,034)
                                                 ================   ============   ============    ============    ==============
Class A basic earnings (loss) per share
   from continuing operations ...............    $           0.13   $       0.19   $       0.06    $      (0.11)   $         0.26

Class A basic earnings (loss) per share
  from discontinued operations ..............                0.01          (0.02)         (0.29)          (0.14)            (0.47)
                                                 ----------------   ------------   ------------    ------------    --------------
Class A basic earnings (loss) per share .....    $           0.14   $       0.17   $      (0.23)   $      (0.25)   $        (0.21)
                                                 ================   ============   ============    ============    ==============
Class B basic earnings (loss) per share
   from continuing operations ...............    $           0.12   $       0.17   $       0.06    $      (0.09)   $          0.25

Class B basic earnings (loss) per share
  from discontinued operations ..............                0.01          (0.01)         (0.27)          (0.13)            (0.43)
                                                 ----------------   ------------   ------------    ------------    --------------
Class B basic earnings (loss) per share .....    $           0.13   $       0.16   $      (0.21)   $      (0.22)   $        (0.18)
                                                 ================   ============   ============    ============    ==============
Class A diluted earnings (loss) per share
  from continuing operations ................    $           0.11   $       0.15   $       0.06    $      (0.11)   $         0.25

Class A diluted earnings (loss) per share
  from discontinued operations ..............                0.01          (0.01)         (0.29)          (0.14)            (0.45)
                                                 ----------------   ------------   ------------    ------------    --------------
Class A diluted earnings (loss) per share ...    $           0.12   $       0.14   $      (0.23)   $      (0.25)   $        (0.20)
                                                 ================   ============   ============    ============    ==============
Class B diluted earnings (loss) per share
  from continuing operations ................    $           0.11   $       0.14   $       0.06    $      (0.09)   $         0.23

Class B diluted earnings (loss) per share
  from discontinued operations ..............                0.01          (0.01)         (0.27)          (0.13)            (0.41)
                                                 ----------------   ------------   ------------    ------------    --------------
Class B diluted earnings (loss) per share ...    $           0.12   $       0.13   $      (0.21)   $      (0.22)   $        (0.18)
                                                 ================   ============   ============    ============    ==============

Basic weighted average number of common
  Class A shares outstanding ................          26,696,732     27,697,258     31,480,764      31,484,307        29,358,740
                                                 ================   ============   ============    ============    ==============
Basic weighted average number of common
  Class B shares outstanding ................          10,768,956     10,425,815     10,384,137      10,360,757        10,483,522
                                                 ================   ============   ============    ============    ==============
Diluted weighted average number of common
  Class A shares outstanding ................          46,194,349     46,782,562     32,012,108      31,484,307        30,083,955
                                                 ================   ============   ============    ============    ==============
Diluted weighted average number of common
  Class B shares outstanding ................          12,045,633     11,528,473     11,309,014      10,360,757        11,517,960
                                                 ================   ============   ============    ============    ==============



                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Income from continuing operations was adversely affected in the fourth quarter of 1998 by: (1) an increase in the provision for loan losses resulting from recent delinquency trends in the small business and consumer indirect portfolios, and charge-offs and growth in the small business loan portfolio ;
(2) write-downs of securities available for sale due to other than temporary declines in fair value, (3) realized losses in the Company's trading portfolio reflecting market declines during the fourth quarter of 1998 compared to the third quarter of 1998, (4) accelerated premium amortization on purchased residential loans due to prepayments of the underlying loans, (5) increases in all categories of noninterest expense due to growth in asset size and number of departments and personnel, and (6) a restructuring charge and asset write-downs resulting from employee terminations, branch closings, and the consolidation of the Tampa Bay area mortgage banking operations. The above declines in income from continuing operations were partially offset by a $3.1 million net pension curtailment gain.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand at December 31, 1999 and 1998. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for such remaining maturities.

         The book value of securities sold under agreements to repurchase approximates fair value.

         The fair values of advances from FHLB, based on discounted cash flows were based upon comparable terms to maturity, interest rates and issuer credit standing.

         The fair value of convertible subordinated debentures and guaranteed preferred beneficial interests in the Company's junior subordinated debentures was based on quoted market prices on NASDAQ. The fair value of other subordinated debentures and notes payable was based on discounted value of contractual cash flows based on a market discount rate.

         The following table presents information for the Company's financial instruments at December 31, 1999 and 1998 (in thousands):


                                                                  December 31, 1999             December 31, 1998
                                                              ------------------------        ------------------------
                                                               Carrying        Fair           Carrying         Fair
                                                                 Amount        Value           Amount          Value
                                                              -----------     ----------      ---------      ----------
Financial assets:
  Cash and other short term investments ................      $   90,383      $   90,383      $  100,823      $  100,823
  Securities available for sale ........................         818,308         818,308         597,520         597,520
  Trading securities ...................................          23,311          23,311          30,005          30,005
  Investment securities ................................         113,000         113,000          51,811          51,811
  Loans receivable including loans held for sale, net ..       2,689,708       2,677,483       2,635,369       2,667,362
Financial liabilities:
  Deposits .............................................      $2,027,892      $1,958,736      $1,925,772      $1,873,311
  Securities sold under agreements to repurchase
    and federal funds purchased ........................         429,123         429,123         180,593         180,593
  Advances from FHLB ...................................       1,098,186       1,068,691       1,044,572       1,052,354
  Subordinated debentures and note payable .............         228,773         181,638         177,114         157,208
  Guaranteed preferred beneficial interests in Company's
    junior subordinated debentures .....................          74,750          52,325          74,750          71,013



         The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (see Note 15 for the contractual amounts of BankAtlantic's financial instrument commitments)

21. ACQUISITIONS AND EQUITY METHOD INVESTMENTS

ACQUISITIONS

        In December 1999, BDC acquired Levitt. Levitt conducts home-building and develops rental apartments primarily in Florida. Levitt was acquired for $27.0 million in cash in an acquisition accounted for under the purchase method of accounting.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


        The fair value of assets acquired and liabilities assumed in connection with the acquisition of Levitt effective December 31, 1999 is as follows (in thousands):

                                                                    Levitt
                                                                   --------
Cash acquired...................................................   $  1,023
Loans receivable, net...........................................        548
Loans receivable at BankAtlantic................................    (20,652)
Real estate held for development and sale.......................     73,908
Investments in real estate joint ventures.......................      3,005
Deferred tax asset, net.........................................      8,105
Other assets....................................................        992
Deposits at BankAtlantic........................................      4,430
Notes payable...................................................    (30,405)
Other liabilities...............................................    (13,954)
                                                                   ---------
Cash paid to shareholder........................................   $  27,000
                                                                   =========


        BDC funded the cash paid to Levitt's shareholder through BankAtlantic's capital contributions and a $15.0 million term loan from an unrelated financial institution.

        The following is proforma information for the year ended December 31, 1999 and 1998 as if the Levitt acquisition were consummated on January 1, 1999 and 1998, respectively. The proforma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the proforma financial information is presented (dollars in thousands, except for per share data).



                                                                             1999                          1998
                                                                  --------------------------    -------------------------
                                                                               For the Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                  Historical      Proforma        Historical     Proforma
                                                                  -----------    -----------    -----------     ----------
Net interest income after provision for  loan loss ...........    $    86,608    $    85,183    $    80,497     $   79,072
Noninterest income ...........................................        100,069        119,592         56,880         75,051
Noninterest expenses .........................................        139,779        155,758        120,665        132,466
                                                                  -----------    -----------    -----------     ----------
Income before provision for income taxes .....................         46,898         49,017         16,712         21,657
Provision for income taxes ...................................         18,106         18,923          6,526          8,434
                                                                  -----------    -----------    -----------     ----------
Income from continuing operations ............................    $    28,792  $      30,094    $    10,186     $   13,223
Income (loss) from discontinued operations ...................          2,077          2,077        (18,220)       (18,220)
                                                                  -----------    -----------    -----------     ----------
Net income (loss) ............................................    $    30,869    $    32,171    $    (8,034)    $   (4,997)
                                                                  ===========    ===========    ===========     ==========


CLASS A COMMON SHARES
Basic earnings per share from continuing operations ..........    $      0.72    $      0.75    $      0.26     $     0.34

Basic earnings (loss) per share from discontinued operations .           0.05           0.05          (0.47)         (0.47)
                                                                  -----------    -----------    -----------     ----------
Basic earnings (loss) per share ..............................    $      0.77    $      0.80    $     (0.21)    $    (0.13)
                                                                  ===========    ===========    ===========     ==========
Diluted earnings per share from continuing operations ........    $      0.59    $      0.61    $      0.25           0.32

Diluted earnings (loss) per share from discontinued operations           0.03           0.03          (0.45)         (0.44)
                                                                  -----------    -----------    -----------     ----------
Diluted earnings (loss) per share ............................    $      0.62    $      0.64    $     (0.20)    $    (0.12)
                                                                  ===========    ===========    ===========     ==========

CLASS B COMMON SHARES
Basic earnings per share from continuing operations ..........    $      0.66    $      0.69    $      0.25     $     0.32

Basic earnings (loss) per share from discontinued operations .           0.04           0.04          (0.43)         (0.43)
                                                                  -----------    -----------    -----------     ----------
Basic earnings (loss) per share ..............................    $      0.70    $      0.73    $     (0.18)    $    (0.11)
                                                                  ===========    ===========    ===========     ==========

Diluted earnings per share from continuing operations ........    $      0.57    $      0.59 $         0.23     $     0.30

Diluted earnings (loss) per share from discontinued operations           0.03           0.03          (0.41)         (0.41)
                                                                  -----------    -----------    -----------     ----------
Diluted earnings (loss) per share ............................    $      0.60    $      0.62    $     (0.18)    $    (0.11)
                                                                  ===========    ===========    ===========     ==========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        On June 28, 1999, RBCO acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 154,496 shares of restricted Class A common stock and $875,000 of cash. The Company also accrued $57,000 of acquisition costs. The assets of Southeast Research Partners primarily consisted of fixed assets with a fair value of $160,000. The goodwill from the acquisition, approximately $1.7 million, is tax deductible and will be amortized over its estimated useful life of 15 years. Furthermore, pursuant to the Southeast Research Partners acquisition agreement, 42,131 shares of restricted Class A common stock were placed in an incentive retention pool for the benefit of certain employees of Southeast Research Partners. The restricted stock has a three year vesting period from the date of acquisition. All the restricted shares issued in connection with the acquisition were issued under the BankAtlantic Bancorp - Ryan Beck Restricted Stock Incentive Plan. Also, pursuant to the acquisition agreement, certain employees of Southeast Research Partners, as employees of RBCO, received options under the BankAtlantic Bancorp 1998 Stock Option Plan to purchase 40,250 shares of Class A common stock with an exercise price of $6.30. The options vest in five years and expire ten years from the date of grant.

         On June 1, 1999, pursuant to the February 1998 acquisition agreement under which RBCO acquired Cumberland Advisors, the Company issued 35,625 shares of Class A common stock and made a cash payment of $266,000 to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors and not compensation for services subsequent to the acquisition date. The Class A common stock is subject to restrictions prohibiting transfers for two years. In March 1998, the Company acquired LTI, a company engaged in the equipment leasing and finance business. For financial accounting purposes the acquisition was effective on March 1, 1998. LTI was acquired by the Company in exchange for 826,175 shares of Class A common stock and $300,000 in cash in a merger accounted for under the purchase method of accounting. The results of LTI are included in the Company's results of Operations since March 1, 1998. The Company amortizes goodwill from the transaction over 25 years on a straight line basis. The Class A common stock received by the LTI shareholders was subject to restrictions prohibiting transfers for periods ranging from one to three years. Proforma information relating to LTI is not presented due to lack of significance.

        On June 30, 1998 the Company acquired RBCO through a merger in which all of RBCO's outstanding shares of common stock were acquired in exchange for shares of the Company's Class A common stock in an acquisition accounted for under the purchase method of accounting. Results of operations of RBCO are included as of July 1, 1998. RBCO is operated as an autonomous independent wholly owned subsidiary under RBCO's management.

        The fair value of assets acquired and liabilities assumed in connection with the acquisitions of RBCO and LTI effective June 30, 1998 and March 1, 1998, respectively, is as follows (in thousands):


                                                                    RBCO         LTI         Total
                                                                  --------     --------     ---------
Cash acquired ................................................    $    733     $      0     $    733
Leases receivable, net .......................................           0        8,419        8,419
Securities available for sale ................................           0          121          121
Trading account securities ...................................      27,484            0       27,484
Investment securities ........................................       1,915            0        1,915
Property and equipment .......................................       2,916          119        3,035
Deferred income tax (liability) assets .......................       1,015         (551)         464
Other assets .................................................       1,895          975        2,870
Securities sold not yet purchased ............................      (3,334)           0       (3,334)
Notes payable ................................................      (1,704)      (6,670)      (8,374)
Other liabilities ............................................      (7,709)      (4,151)     (11,860)
Subordinated loan from the Company ...........................     (10,000)           0      (10,000)
                                                                  --------     --------     --------
Fair value of net tangible assets acquired ...................      13,211       (1,738)      11,473
                                                                  --------     --------     --------
Estimated fair value of Class A common stock issued ..........      35,017            0       35,017
Estimated fair value of restricted Class A common stock issued       1,062        5,783        6,845
Estimated fair value of Class A common stock options issued ..       1,582            0        1,582
Cash paid to shareholder .....................................           0          300          300
Acquisition costs ............................................         500          100          600
                                                                  --------     --------     --------
Total purchase price .........................................      38,161        6,183       44,344
                                                                  --------     --------     --------
Cost over fair value of net assets acquired ..................    $ 24,950     $  7,921     $ 32,871
                                                                  ========     ========     ========


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



        During March 1998, the Company extended RBCO a $10.0 million subordinated loan on an arms length basis to enable RBCO to expand into new products and markets. Upon acquisition, the loan was eliminated in consolidation. Included in cost over fair value of net assets acquired was $2.6 million of goodwill related to the February 1998 acquisition by RBCO of Cumberland Advisors and Cumberland Consulting. The goodwill associated with the Cumberland entities is amortized on a straight line basis over 15 years. The remaining goodwill of $22.4 million associated with RBCO is amortized on a straight line basis over 25 years.

        In connection with the acquisition of RBCO in June 1998, the Company established a retention pool under which 785,866 shares of restricted Class A common stock were issued to key employees of RBCO. The retention pool was valued at $8.1 million at the acquisition date, and the shares vested four years from the date of acquisition. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the RBCO acquisition . The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of RBCO with a cashbased deferred compensation plan in exchange for their interest in the restricted Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted common stock were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.7 million. The Company may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise its rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%.

EQUITY METHOD INVESTMENTS

        During the fourth quarter of 1997 and during 1998 the Company invested in six real estate joint ventures. Five of these joint ventures are in various stages of development. These joint ventures required equity investments by BDC at the inception of the project of 44.5% - 90% of the total venture equity with profit sharing of 40%-50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. BankAtlantic has also provided financing to these joint ventures typically in accordance with its usual lending and underwriting policies prior to considering the equity contribution provided by BDC or BBC. Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties. Additionally, during 1998 the Company originated a loan to a developer with an ownership potential. The loan was accounted for as a joint venture with the Company deferring the recognition of interest income on the loan. In January 1999, the Company relinquished its equity participation rights in exchange for a substantial principal repayment on the loan and a guarantee from a real estate investment trust. The loan was paid in full in November 1999.

        Included in real estate held for development and sale and joint ventures in the Company's Statement of Financial Condition at December 31, 1999 was $6.3 million of equity investments, $33.6 million of advances to real estate limited partnerships, $33.0 million on land held for development and sale associated with SLWHC, $74.0 million of land and developed property acquired in connection with the Levitt Corporation acquisition, and $2.9 million of joint venture interests acquired in connection with the Levitt Corporation acquisition.

         Included in real estate held for development and sale and joint ventures, net in the Company's Statement of Financial Condition at December 31, 1998 was $7.3 million of equity investments, $9.3 million of advances to real estate limited partnerships, a $21.4 million loan and a $2.0 million equity investment in non-real estate joint ventures.


        The Company had commitments to loan an additional $8.3 million to joint ventures at December 31, 1999. Included in the Company's Statement of Operations for the year ended December 31, 1999 and 1998 was $690,000 and $1.0 million of capitalized interest expense, $809,000 of joint venture income during the year ended December 31, 1999 and a $257,000 loss from joint venture activities during the same 1998 period. Additionally, the Company recognized $1.3 million and $629,000 of interest income from loans to real estate joint ventures.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         The Condensed Statement of Condition and Condensed Statement of Operations for joint ventures is as follows for December 31, 1999 and 1998:
(unaudited)



(IN THOUSANDS)                                                      1999          1998
                                                                  -------       --------
Statement of Financial Condition as of December 31
Real estate assets .......................................        $62,083         30,176
Other assets .............................................          8,215          3,601
                                                                  -------        -------
   Total Assets ..........................................        $70,298         33,777
                                                                  =======        =======

Due to St. Lucie West ....................................        $     0          1,421
Due to BankAtlantic ......................................         30,508          9,327
Notes payable ............................................         21,796              0
Other liabilities ........................................          6,864          9,007
                                                                  -------        -------
   Total Liabilities .....................................         59,168         19,755

BDC equity ...............................................          5,969          7,281
Other partners equity ....................................          5,161          6,741
                                                                  -------        -------
   Equity ................................................         11,130         14,022
                                                                  -------        -------
Total Liabilities and Equity .............................        $70,298         33,777
                                                                  =======        =======

Statement of Operations for the year ended December 31 (1)
Revenues .................................................        $ 6,639            253
Selling, general and administrative expenses .............          3,866            609
                                                                  -------        -------
Net income (loss) ........................................        $ 2,773           (356)
                                                                  =======        =======
Company's share of net income (loss) .....................        $   809           (257)
                                                                  =======        =======



(1) Amounts do not include joint venture operations from real estate joint ventures acquired in the Levitt acquisition.

22. SUBSEQUENT EVENTS AND OTHER INFORMATION (UNAUDITED)

          In January 2000, the Board of Directors of the Company approved a corporate transaction which would result in the redemption and retirement of the approximately 5.4 million publicly held outstanding shares of Class B common stock at a price of $6.00 per share payable in cash. It is currently anticipated that outstanding options to acquire Class B common stock will be terminated for a net cash outlay of $4.6 million; however, the Company is considering possible alternatives to the termination of the options. The Class B common stock represents 100% of the voting rights of the Company. As a result of the transaction, BFC Financial Corporation would be the sole holder of the Class B common stock. The proposed transaction is subject to approval of the Company's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

         In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.3 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

         In January 2000, the Company began an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that only $50-75 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The Company used a portion of the proceeds to pay a portion of the purchase price for the debentures tendered pursuant to the tender offer described above and also

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


intends to use the proceeds to fund the proposed corporate transaction and for general corporate purposes. The investment notes mature in 2 years and the interest rate is fixed upon issuance. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

         Alan B. Levan serves as the Chairman, Chief Executive Officer and President of BankAtlantic, the Company and BFC. John E. Abdo is the Vice Chairman of BankAtlantic, the Company, and BFC and also President and Chief Executive Officer of St. Lucie West Holding Corp., and Levitt Corporation and subsidiaries, wholly owned subsidiaries of BDC and President of BDC, a wholly owned subsidiary of BankAtlantic.

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

         The following summarizes the aggregation of the Company's operating segments into reportable segments:


REPORTABLE SEGMENT                            OPERATING SEGMENTS AGGREGATED
------------------                            ------------------------------
Bank Investment Operations -- Other           Investment Division, Tax Certificate Department, Government
                                              Trading, Equity Portfolio

Bank Investment Operations -- Wholesale
   Residential                                Real Estate Capital Services, Capital Markets

Bank Loan Operations -- Commercial            Commercial Lending, Syndications, International and Trade
                                              Finance

Bank Loan Operations -- Retail                Residential Lending, CRA Lending, BankAtlantic Mortgage,
                                              Indirect and Direct Consumer Lending, Small Business
                                              Lending, Lease financing

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three years ended December 31, 1999:


                                  Bank Investment                   Bank Loan
                                     Operations                     Operations
                             ---------------------------    --------------------------
                                                                                                          Investment
                                             Wholesale                                     Real Estate     Banking        Segment
(In Thousands)                  Other       Residential     Commercial         Retail       Operations    Operations        Total
1999                         -----------   ------------    ------------     -----------    ----------    -----------    -----------
Interest income ..........   $    62,787   $    87,656     $    78,833      $    53,369    $     1,702    $     1,590   $  285,937

Interest expense and
  overhead ...............       (49,783)      (69,994)        (45,908)         (28,884)        (3,223)          (903)    (198,695)
Provision for loan losses              0          (197)         (1,264)         (29,197)             0              0      (30,658)
Non-interest income ......         1,469           791           2,003            4,413         10,874         50,595       70,145
Depreciation and
  amortization ...........           (40)       (2,180)          1,139             (882)             0         (3,997)      (5,960)
Segment profits and losses
  before taxes ...........        11,223        15,152          30,965          (14,691)         3,315            934       46,898
Provision for income taxes         4,333         5,850          11,955           (5,672)         1,280            360       18,106
                             -----------   -----------     -----------      -----------    -----------    -----------   ----------
Segment net income (loss)    $     6,890   $     9,302     $    19,010      $    (9,019)   $     2,035    $       574   $   28,792
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========

Segment total assets .....   $   967,148   $ 1,389,486     $   951,796      $   440,403    $   152,552    $    42,636   $3,944,021
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Equity method investments
  included in total assets   $         0   $         0     $         0      $         0    $     5,724    $     2,130   $    7,854

                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Expenditures for segment
  assets .................   $         8   $         9     $         8      $         1    $         0    $     1,692   $    1,718
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========


1998
Interest income ..........   $    45,528   $    92,118     $    58,526      $    57,329    $         0    $       637   $  254,138
Interest expense and
  overhead ...............       (43,964)      (80,996)        (39,084)         (39,564)          (496)          (596)    (204,700)
Provision for loan losses              0          (712)         (3,758)         (17,318)             0              0      (21,788)
Non-interest income ......         1,953         1,036           1,309            6,361          6,965         17,092       34,716
Depreciation and
  amortization ...........           (28)       (4,287)            135             (367)             0         (1,873)      (6,420)
Segment profits and losses
  before taxes ...........           722        10,563          13,172           (9,059)         1,473           (159)      16,712
Provision for income taxes           274         4,014           5,006           (3,437)           560            109        6,526
                             -----------   -----------     -----------      -----------    -----------    -----------   ----------
Segment net income (loss)    $       448   $     6,549     $     8,166      $    (5,622)   $       913    $      (268)  $   10,186
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========

Segment total assets .....   $   696,617   $ 1,411,577     $   711,001      $   540,743    $    35,791    $    38,840   $3,434,569
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Equity method investments
  included in total assets   $    20,758   $         0     $         0      $         0    $     7,281    $     2,000   $   30,039
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Expenditures for  segment
  assets .................   $        36   $         0     $        21      $       251    $         0    $        43   $      351
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========


1997
Interest income ..........   $    39,006   $    46,477     $    58,915      $    66,156    $         0    $         0   $  210,554
Interest expense and
  overhead ...............       (36,449)      (36,248)        (37,045)         (46,693)           (20)             0     (156,455)
Provision for loan losses              0          (241)            165          (11,192)             0              0      (11,268)
Non-interest income ......         7,353           109           1,259            7,792            781              0       17,294
Depreciation and
  amortization ...........           (63)       (1,759)           (445)            (159)             0              0       (2,426)
Segment profits before
  taxes ..................         6,318         7,906          19,274            5,351             44             13       38,906
Provision for income taxes         2,473         3,102           7,563            2,088             17              5       15,248
                             -----------   -----------     -----------      -----------    -----------    -----------   ----------
Segment net income .......   $     3,845   $     4,804     $    11,711      $     3,263    $        27    $         8   $   23,658
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========

Segment total assets .....   $   846,345   $   825,652     $   617,469      $   520,943    $    24,156    $     1,805   $2,836,370
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Equity method investments
  included in total assets   $         0   $         0     $         0      $         0    $     1,200    $       249   $    1,449
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========
Expenditures for  segment
  assets .................   $        66   $         9     $        12      $       278    $         0    $         0   $      365
                             ===========   ===========     ===========      ===========    ===========    ===========   ==========


                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The difference between segment total assets, and non-interest income and consolidated assets, and noninterest income are as follows:



(in thousands)                                                  For the Year Ended December 31,
                                                        ---------------------------------------------
                                                           1999             1998             1997
                                                        ----------       -----------      -----------
TOTAL ASSETS
Total assets for reportable segments ............       $3,944,021       $3,434,569        $2,836,370
Assets in discontinued operations ...............              785           49,600            45,493
Assets in overhead ..............................          215,095          304,806           182,617
                                                        ----------       ----------        ----------
Total consolidated assets .......................       $4,159,901       $3,788,975        $3,064,480
                                                        ==========       ==========        ==========

NONINTEREST INCOME
Total non-interest income for reportable segments       $   70,145        $  34,716         $  17,294
Items included in interest expense and overhead:
Transaction fee income ..........................           14,172           12,589             9,302
ATM fees ........................................            9,945            6,650             5,329
Gains (losses) on sales of property and equipment            2,005              (11)              852
Other deposit related fees ......................            3,802            2,936               589
                                                        ----------       ----------        ----------
Total consolidated non-interest income ..........       $  100,069        $  56,880         $  33,366
                                                        ==========       ==========        ==========


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

                           Independent Auditors' Report dated January 20, 2000.

                           Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

                           Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1999.

                           Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 1999.

                           Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999.

                           Notes to Consolidated Financial Statements for the three years ended December 31, 1999.

         (2) FINANCIAL STATEMENT SCHEDULES

             All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

         (3)      EXHIBITS

         The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:



   Exhibit
   Number                                  Description                                                  Reference
   -------                                 -----------                                                  ---------
     3.1               Amended and Restated Articles of Incorporation              Exhibit 3.1 to the Registrant's Registration
                                                                                     Statement on Form S-3, filed on June 5, 1996
                                                                                     (Registration No. 333-05287).
     3.2               Amendment to the Articles of Incorporation                  Exhibit 3.2 to the Registrant's Annual Report on
                                                                                     Form 10-K for the year ended December 31,
                                                                                     1997, filed on March 13, 1998.
     3.3               Bylaws                                                      Exhibit 3.2 to the Registrant's Registration
                                                                                     Statement on Form S-4, filed on May 5, 1994
                                                                                     (Registration No. 33-77708).
    10.1               Indenture for the Registrant's 9% Subordinated              Exhibit 4.1 to the Registrant's Registration
                       Debentures due 2005                                           Statement on Form S-2, filed on August 25,
                                                                                     1995 (Registration No. 33-96184).
    10.2               Indenture for the Registrant's 6-3/4%                       Exhibit 4.1 to the Registrant's Registration.
                       Convertible                                                   Statement on Form S-3, filed on June 5, 1996
                       Subordinated Debentures due 2006                              (Registration No. 333-05287).
    10.3               Indenture for the Registrant's 9-1/2% Junior                Exhibit 4.1 to the Registrant's Registration
                       Subordinated Debentures due 2027                              Statement on Form S-3, filed on March 21,
                                                                                     1997 (Registration No. 333-23771 and
                                                                                     333-23771-01).
    10.4               Indenture for the Registrant's 5-5/8%                       Exhibit 4.1 to the Registrant's Registration
                       Convertible                                                   Statement on Form S-3, filed on October 27,
                       Subordinated Debentures due 2007                              1997 (Registration No. 333-38799).
    10.5               Key Employees' Stock Option Plan*                           Exhibit 10.1 to the Registrant's Registration
                                                                                     Statement on Form S-4, filed on May 5, 1994
                                                                                     (Registration No. 33-77708).
    10.6               BankAtlantic Bancorp 1994 Stock Option Plan*                Exhibit 10.2 to the Registrant's Registration
                                                                                     Statement on Form S-4, filed on May 5, 1994
                                                                                     (Registration No. 33-77708).
    10.7               BankAtlantic Bancorp 1996 Stock Option Plan*                Appendix A to the Registrant's Definitive
                                                                                     Proxy Statement filed on April 25, 1996.
    10.8               BankAtlantic Bancorp 1998 Stock Option Plan*                Appendix A to the Registrant's Definitive
                                                                                     Proxy Statement filed on March 16, 1998.
    10.9               BankAtlantic Bancorp, Inc. Restricted Stock                 Exhibit 10.9 to the Registrant's Annual Report
                       Award Plan for Key Employees of Ryan,                         on Form 10K for theyear ended December 31,
                       Beck & Co., Inc.*                                             1998, Filed on March 26, 1999.
    10.10              BankAtlantic Bancorp, Inc. - Ryan Beck                      Exhibit 10.10 to the Registrant's Annual Report
                       Restricted Stock Incentive Plan*                              on Form 10-K for the year ended December 31,
                                                                                     1998. Filed on March 26, 1999.
    10.11              BankAtlantic Bancorp-Ryan Beck Executive                    Appendix B to the Registrant's Definitive Proxy
                       Incentive Plan*                                             Statement filed on June 22, 1999.
    10.12              BankAtlantic Bancorp 1999 Stock Option Plan*                Appendix C to the Registrant's Definitive Proxy
                                                                                   Statement filed on June 22, 1999.
    10.13              Indenture for Registrant's Subordinated                     Exhibit 4 to the Registrant's Registration
                       Investment Notes                                              Statement on Form S-3 filed December 21, 1999.
                                                                                     (Registration No. 333-93139)
    12.1               Ratio of Earnings to Fixed Charges.                         Filed with this Report.
    21.1               Subsidiaries of the Registrant.                             Filed with this Report.







   Exhibit
   Number                                  Description                                                  Reference
   -------                                 -----------                                                  ---------
    23.1               Consent of KPMG LLP                                         Filed with this Report.

    27.1               Financial Data Schedule.                                    Filed with this Report.

    27.2               Financial Data Schedule.                                    Filed with this Report.

     (b)               Reports on Form 8-K                                         None


*Compensatory Plan

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANKATLANTIC BANCORP, INC.


March  29, 2000                     By: /s/ Alan B. Levan
                                          -------------------------------------
                                          Alan B. Levan, Chairman of the Board,
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



                         Signature                                                           Title
                         ---------                                                           ------
/s/ Alan B. Levan                                                   Chairman of the Board, President and Chief Executive
----------------------------------------------------------          Officer
Alan B. Levan



/s/ John E Abdo                                                     Vice Chairman of the Board; President of BankAtlantic
----------------------------------------------------------          Development Corporation
John E. Abdo



/s/ James A. White                                                  Executive Vice President and Chief Financial
----------------------------------------------------------          Officer
James A. White



/s/ Ben A. Plotkin                                                  Director
----------------------------------------------------------
Ben  A. Plotkin



/s/ Steven M. Coldren                                               Director
----------------------------------------------------------
Steven M. Coldren



/s/ Mary E. Ginestra                                                Director
----------------------------------------------------------
Mary E. Ginestra



/s/ Bruno Di Giulian                                                Director
----------------------------------------------------------
Bruno Di Giulian



/s/ Charlie C. Winningham, II                                       Director
----------------------------------------------------------
Charlie C. Winningham, II



/s/ Jarett S. Levan                                                 Director
----------------------------------------------------------
Jarett S. Levan



/s/ Ira Siegel                                                      Director
----------------------------------------------------------
Ira Siegel
