Form 10-K/A
period 1999-12-31
BANKATLANTIC BANCORP INC
filed 2000-05-01
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10K/A

 [X] Amendment to Application or Report Filed Pursuant to Section 13 or 15 (d)
            of the Securities Exchange Act of 1934 [No Fee Required]

                      For the year ended December 31, 1999

                             Commission File Number
                                     34-027228



                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)



        United States of America                      65-0507804
        ------------------------                      ----------
    (State of other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

      1750 East Sunrise Boulevard
        Ft. Lauderdale, Florida                          33304
        -----------------------                          -----
(Address of principal executive offices)               (Zip Code)




                                 (954) 760-5000
                                 --------------
              (Registrant's telephone number, including area code)



                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10K

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth in the pages attached hereto:

     Add the following items to Part III:

        Item 10. Directors and Executive Officers of the Registrant.
        Item 11. Executive Compensation.
        Item 12. Security Ownership of Certain Beneficial Owners and Management.
        Item 13. Certain Relationships and Related Transactions.

Such items are attached hereto.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names of the directors of the Company. The table contains certain information with respect to the directors, including the principal occupation or employment for at least the previous five years, his or her positions or offices at the Company, BankAtlantic or Ryan Beck & Co. and the number and percentage of shares of the Company's Class A and Class B Common Stock beneficially owned by each director as of March 1, 2000.

                                                                               Amount and Nature of
                                                                             Beneficial Ownership as
                                                                                 of March 1, 2000
                                                                             -------------------------

                                                                                                           Percent    Percent
                                                          First                                              of        of
                                                          Became       Class A            Class B          Class A    Class B
                                                            a          Common             Common           Common     Common
                                                    Age   Director     Stock              Stock             Stock      Stock
                                                    ---   --------   ---------          ---------          -------    -------
 Name and Principal Occupation or Employment (1)           (5)
 -----------------------------------------------
 BRUNO DIGIULIAN.  . . . . . . . . . . . . . . .    66    1985          72,893 (4)(6)      48,425 (4)(6)      *          *
 Of  counsel, Ruden  McClosky  Smith  Schuster &
  Russell, P.A., a law firm.
 ALAN B.  LEVAN  (7) . . . . . . . . . . . . . .    55    1984       8,331,729 (2)(6)   5,483,352 (2)(6)    26.29      52.20
 Chairman of the Board, Chief  Executive Officer
  and President of the Company and BankAtlantic.
  Elected as an officer of BankAtlantic in 1987.
  President,  Chairman  of  the Board  and Chief
  Executive Officer of BFC Financial Corporation.
 BEN A.  PLOTKIN . . . . . . . . . . . . . . . .    44    1998         217,699 (6)            100             *          *
 Chairman, President and Chief Executive Officer
  of Ryan Beck & Co. since  January 1997, Senior
  Executive Vice President,  from  January  1996
  through 1997 and Executive Vice President,from
  December 1990 through January 1996.
 JARETT  S.  LEVAN (7) . . . . . . . . . . . . .    26    1999             144 (8)              0 (8)         *          *
 Corporate  Secretary  of  the Company and Bank-
  Atlantic  since  January  1999.  Jarett  Levan
  joined  BankAtlantic  in  January 1998, became
  Vice  President-Legal  Department in September
  1998,  Manager - Corporate  Communications  in
  November 1998 and in August 1999, President of
  BankAtlantic.com.   Jarett Levan has worked in
  various departments of BankAtlantic on a part-
  time  basis  since 1990.  Jarett  Levan joined
  BankAtlantic after completing law school.
 JOHN E.  ABDO . . . . . . . . . . . . . . . . .    56    1984          20,060 (2)        395,007 (2)(6)      *         3.86
 Vice  Chairman of the Company and BankAtlantic.
  Elected as an officer of BankAtlantic in 1987.
  President and  Chief Executive Officer of Abdo
  Companies,  Director  of   Benihana   National
  Corporation  and  Chairman  of  the  Board and
  President   of  Levitt   Corporation (formerly
  BankAtlantic Development Corporation).
 CHARLIE C.  WINNINGHAM,  II . . . . . . . . . .    67    1976         149,283 (3)(6)     102,751 (3)(6)      *         1.03
 President  of C. C. Winningham  Corporation,  a
  land surveying firm.
 STEVEN M. COLDREN.  . . . . . . . . . . . . . .    52    1986          40,805 (3)(6)      12,529 (3)(6)      *          *
 Chairman and President of  Business Information
  Systems,  Inc.,  a  distributor of  dictation,
  word  processing  and  computer equipment  and
  Chairman of Medical Information Systems Corp.,
  a distributor of hospital computer systems.
 IRA SIEGEL  (8) . . . . . . . . . . . . . . . .    55    1999               0                  0             *          *
 President  of eData.com, formally president and
  chief executive officer of LEXIS-NEXIS.
 MARY E. GINESTRA  . . . . . . . . . . . . . . .    75    1980          64,730 (6)         35,854 (6)         *          *
 Private Investor
----------------------------
*    Less than one percent of the class.

(1) Except as otherwise indicated, there has been no change in principal occupation or employment during the past five years.
(2) Mr. Alan Levan has sole voting and investment power with respect to 83,294 shares of Class B Common Stock and 12,831 shares of Class A Common Stock. The security ownership indicated above for Mr. Alan Levan includes 8,296,890 Class A common shares and 4,876,124 Class B common shares owned by BFC (See "Security Ownership of Certain Beneficial Owners and Management"). BFC Financial Corporation may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of 61.4% of the outstanding common stock of BFC.
(3)      Shares  beneficially  owned by the indicated director and his wife are:
         Mr. Coldren - 1,225 Class A shares, 360 Class B shares; and Mr. Winningham - 109,703 Class A shares, 80,811 Class B shares. The indicated director shares voting and investment power with respect to these shares.
(4) Mr. DiGiulian's wife beneficially owns 33,313 Class A shares and 26,485 Class B shares.
(5) Indicates date of becoming a director of BankAtlantic. Each director became a director of the Company on July 13, 1994 when BankAtlantic completed its reorganization into a holding company structure, except for Mr. Plotkin who became a director in 1998 and Mr. Jarett Levan who became a director in 1999.
(6) Includes beneficial ownership of the following shares which may be acquired within 60 days pursuant to stock options: Mr. DiGiulian - 39,580 Class A shares, 21,940 Class B shares; Mr. Coldren - 39,580 Class A shares, 12,169 Class B shares; Mrs. Ginestra - 39,580 Class A shares, 21,940 Class B shares; Mr. Winningham - 39,580 Class A shares, 21,940 Class B shares; Mr. Plotkin - 62,329 Class A shares; Mr. Alan Levan, 22,008 Class A shares, 526,434 Class B shares; and Mr. Abdo 263,218 Class B shares.
(7) Jarett Levan is Alan Levan's son. Jarett Levan is Trustee to various family trusts and may be deemed to be a beneficial owner of shares of BFC Financial Corporation.
(8) Mr. Siegel was appointed to the Board of Directors on October 1, 1999 pursuant to an agreement. The agreement was part of a strategic alliance between the Company and eData.com and in connection with such alliance, eData.com acquired 848,364 shares of restricted Class A Common Stock of the Company. Mr. Siegel, the President and a Director of eData.com, disclaims beneficial ownership of the Class A Common Stock owned by eData.com.

IDENTIFICATION OF  EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES

       At December 31, 1999 the following individuals were the executive officers of the Company and/or its wholly owned subsidiary, BankAtlantic:

            Name                 Age                                  Position
 ---------------------------   --------- ---------------------------------------------------------------------
 Alan B. Levan                    55     Chairman of the Board,  Chief  Executive  Officer and  President of
                                         the Company and BankAtlantic
 John E. Abdo                     56     Vice Chairman of the Company and BankAtlantic,  Chairman of the Board
                                         and President of BankAtlantic Development Corporation, a wholly owned subsidiary of BankAtlantic
 Frank V. Grieco                  55     Senior Executive Vice President and  Chief  Financial and  Accounting
                                         Officer of the Company and BankAtlantic
 Jean E. Carvalho                 65     Executive Vice President, Customer Service Manager of BankAtlantic
 Lewis F. Sarrica                 56     Executive Vice President and Chief Investment Officer of BankAtlantic
 Marcia K. Snyder                 45     Executive Vice President, Corporate Lending Division of BankAtlantic
 Andrea J. Weiner-Allen           43     Executive Vice President, Community Banking of BankAtlantic
 Jarett S. Levan                  26     President of BankAtlantic.com and  Corporate Secretary of the Company
                                         and BankAtlantic.


     All officers serve until they resign or are replaced or removed by the Board of Directors.

     The following additional information is provided for the executive officers shown above who are not directors of the Company:

     Frank V. Grieco joined BankAtlantic in 1991 as a Senior Executive Vice President.

     Jean E. Carvalho joined BankAtlantic in December 1978 and became Executive Vice President, Corporate Secretary in March 1997. Effective January 1, 1999 Ms. Carvalho became the Customer Service Manager.

     Lewis F. Sarrica joined BankAtlantic in April 1986 and became Executive Vice President, Chief Investment Officer in December 1986.

     Marcia K. Snyder joined BankAtlantic in November 1987 and became Executive Vice President, Commercial Lending Division in August 1989.

     Andrea J. Weiner-Allen joined BankAtlantic in May 1989 and became Executive Vice President, Operations and Management Information Services Division in December 1996. In January 1999 Ms. Allen became Executive Vice President, Community Banking.

     Subsequent to December 31, 1999, the following individuals became executive officers of BankAtlantic:

     James A. White, Chief Financial Officer. Mr. White was previously Executive Vice President and Chief Financial Officer of BOK Financial Corporation.

     Jay McClung, Chief Credit Officer. Mr. McClung was previously Executive Vice President and Chief Credit Officer of Synovus Financial Corporation.

TIMELY FILING OF 16(A) REPORTS

     Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the year ended December 31, 1999, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis, except for two Form 3 reports covering Jarett Levan and Ira Siegel. Furthermore, two Form 4 reports were filed late by Lewis Sarrica and Bruno DiGiulian covering one transaction each.

                         ITEM 11. EXECUTIVE COMPENSATION

         Officers of the Company receive no additional compensation other than that paid by the Company's subsidiaries. The following table sets forth certain summary information concerning compensation paid or accrued by BankAtlantic or Ryan, Beck to or on behalf of BankAtlantic's Chief Executive Officer ("CEO") and each of the four other highest paid executive officers (determined as of December 31, 1999) for the fiscal years ended December 31, 1999, 1998 and 1997:

                                                                              Long-Term Compensation
                                                                        --------------------------------------
                                          Annual Compensation                    Awards             Payouts
                                 -----------------------------------------------------------------------------
                                                              Other    Restricted    Number                       All
       Name and                                              Annual       Stock     of Stock                     Other
       Principal                                            Compensa-   Award(s)     Options        LTIP        Compen-
       Position         Year        Salary        Bonus     tion ($)       ($)       Awarded       Payouts       sation
 ----------------------------------------------------------------------------------------------------------------------------
 Alan B. Levan -        1999   $   372,705    $   20,000        -           -        69,000           -      $    141,467 (b)
 Chairman of the        1998       370,639          -           -           -        60,000                       149,747 (b)
 Board, CEO,            1997       350,574          -           -           -        93,750                       156,432 (b)
 President

 Frank V. Grieco -      1999       318,925        20,000        -           -        34,500           -             1,640 (a)
 Senior Executive       1998       305,724          -           -           -        30,000           -             2,100 (a)
 Vice
 President, Chief       1997       292,540        59,000                             46,877                         1,600 (a)
 Financial and
 Accounting Officer

 Lewis F. Sarrica -     1999       234,834        70,000        -           -        17,250           -             1,640 (a)
 Executive Vice         1998       225,519          -           -           -        15,000           -             2,100 (a)
 President, Chief       1997       210,812        31,251                             23,440                         1,600 (a)
 Investment Officer

 Marcia Snyder -        1999       208,998        95,000        -           -        17,250           -             1,640 (a)
 Executive Vice         1998       200,919          -           -           -        17,250           -             2,100 (a)
 President,             1997       179,970        65,500                             28,956                         1,600 (a)
 Corporate Lending

 Ben A. Plotkin -       1999       263,688      1,025,000       -           -        34,500        150,000         42,687
 Chairman, President    1998  (d)  135,475       722,600        -      1,253,944(c)     -             -                 -
 and Chief Executive    1997         N/A            -                       -           -             -                 -
 Officer of Ryan, Beck
 & Co., Director of
 the Company

(a) BankAtlantic contributes $1,600 to its 401(k) savings plan on behalf of the named executive for all years, and the issuance of Preferred Stock with a value of $500 by a Real Estate Investment Trust ("REIT ") controlled by BankAtlantic during 1998. A dividend payment for the REIT for 1999 was $40.
(b) Includes $1,600 for all years, BankAtlantic contributions to its 401(k) savings plan on behalf of Mr. Alan Levan, Preferred Stock with a value of $500 issued by a REIT controlled by BankAtlantic during 1998 and a $40 dividend payment for the REIT for 1999 and $139,827 in 1999, $147,647 in 1998 and $154,832 in 1997 representing the value of the benefit received by Mr. Alan Levan in connection with premiums paid by the Company for a split-dollar life insurance policy. See Executive Compensation - Split-Dollar Life Insurance Plan.
(c) During the year ended December 31, 1998, Mr. Plotkin was awarded 132,237 shares of restricted Class A Common Stock which at December 31, 1998 had a fair market value of $740,520. 109,697 of the shares were issued on June 30, 1998 under the Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co. These shares vest on June 30, 2002. 22,540 of the shares were issued under the BankAtlantic Bancorp 1998 Restricted Stock Incentive Plan on December 15, 1998 and had a fair market value of $127,400 on that date. These shares vested in January 2000. During the year ended December 31, 1999 and 1998, Mr. Plotkin received $12,687 and $5,141 of dividends on the restricted stock awards. The dividends were paid at the same dividend rate as the Company's Class A Common Stock. On March 1, 2000 Mr. Plotkin exchanged his 109,697 shares of restricted Class A Common Stock for the establishment of a $1.1 million deferred account in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan.
(d) Mr. Plotkin became an Executive Officer of the Company in connection with the Company's acquisition of Ryan, Beck & Co. on June 30, 1998. Accordingly, amounts shown in the table for Mr. Plotkin reflect only amounts paid to Mr. Plotkin during the period from July 1, 1998 to December 31, 1998.


OPTIONS GRANTS TABLE

         The following table sets forth information concerning individual grants of stock options to the named executives in the Summary Compensation Table pursuant to the Company's 1996 and 1998 Stock Option Plans during the fiscal year ended December 31, 1999. The Company has not granted and does not currently grant stock appreciation rights.

                                     Individual Grants                        Potential Realizable
                     ----------------------------------------------------      Value at Assumed
                      Number of     % of Total                               Annual Rates of Stock
                     Securities      Options                                   Price Appreciation
                     Underlying     Granted to     Exercise                    for Option Term (2)
                       Options     Employees in    Price Per   Expiration    ---------------------
 Name                Granted (1)    Fiscal Year     Share         Date         5%($)       10%($)
 ----                ----------    ------------    ---------   ----------     -------     -------
 Alan B. Levan          69,000          4.49      $   6.20       4-6-09      $274,958    $691,048
 Frank V. Grieco        34,500          2.24          6.20       4-6-09       137,479     345,524
 Lewis F. Sarrica       17,250          1.12          6.20       4-6-09        68,739     172,762
 Marcia Snyder          17,250          1.12          6.20       4-6-09        68,739     172,762
 Ben Plotkin            34,500          2.24          6.20       4-6-09       137,479     345,524
 ---------------

(1)  Options  vest  on  April 6, 2004.  All  option grants are in Class A Common
     Stock.

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

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     The following table sets forth as to each of the named executive officers information with respect to option exercises during 1999 and the status of their options on December 31, 1999: (i) the number of shares of Class A and Class B Common Stock underlying options exercised during 1999, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and non-exercisable stock options held on December 31, 1999 and (iv) the aggregate dollar value of in-the-money exercisable options on December 31, 1999.

                                                             Number of Securities               Value of Unexercised
                         Number of                           Underlying Unexercised            In-the-Money Options on
                          Class B                             Options on 12/31/99                    12/31/99 (1)
                          Shares                   --------------------------------------- -----------------------------
                         Acquired        Value
                           Upon        Realized       Exercisable        Unexercisable
                          Exercise       Upon      ------------------  -------------------
 Name                    of Option     Exercise    Class A   Class B   Class A   Class B    Exercisable   Unexercisable
 -----------------     ------------  ------------  --------  --------  --------  --------   -----------   -------------
 Alan B. Levan               0      $      0         22,008   263,217   392,264   263,217  $   456,418   $    433,966
 Frank V. Grieco          34,500        122,476           0    97,113   207,140   131,612      168,394        216,989
 Lewis F. Sarrica            0             0              0    65,811    13,575    65,811      114,116        108,503
 Marcia Snyder               0             0              0    65,811   103,575    65,811      114,116        108,503
 Ben A. Plotkin              0             0         53,557         0    61,019         0            0              0

(1) Based upon fair market values of $4.13 and $5,13 at December 31, 1999 which is the closing price for Class A and Class B Common Stock, respectively, as reported on the New York Exchange for the Class A Common Stock and the Nasdaq National Market for the Class B Common Stock on the last trading date of 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has designated Directors DiGiulian, Winningham, Coldren and Ginestra to serve on the Compensation Committee. The Company's executive officers are also executive officers of BankAtlantic or Ryan, Beck and are compensated by BankAtlantic or Ryan Beck, as applicable, and receive no additional compensation from the Company. Ryan Beck's Compensation Committee determines how Ryan Beck executive officers are compensated.

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

STOCK OPTIONS

     Executive officers of BankAtlantic were granted stock options during 1999. All of the stock options were granted with an exercise price equal to at least 100% of the market value of Class A Common Stock on the date of the grant. As such, the higher the trading price of the Class A Common Stock, the higher the value of the stock options. The granting of options is totally discretionary and options are awarded based on an assessment of an employee's contribution to the success and growth of the Company. Grants of stock options to executive officers are generally made upon the recommendation of the CEO based on the level of an executive's position with the Company, BankAtlantic or Ryan, Beck, an evaluation of the executive's past and expected performance, the number of outstanding and previously granted options and discussions with the executive. The Board of Directors believes that providing executives with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options will enable the Company and BankAtlantic to attract and retain qualified and experienced executive officers and offer additional long term incentives. The Board of Directors believes that utilization of stock options more closely aligns the executives' interests with those of the Company's shareholders, since the ultimate value of such compensation is directly dependent on the stock price.

SPLIT-DOLLAR LIFE INSURANCE PLAN

     BankAtlantic adopted the Split-Dollar Life Insurance Plan (the "Split-Dollar Plan") in 1996. Mr. Levan is the only participant in the Split-Dollar Plan. Under the Split-Dollar Plan and its accompanying agreement with Mr. Levan, BankAtlantic arranged for purchase of an insurance policy (the "Policy") insuring the life of Mr. Levan. Pursuant to its agreement with Mr. Levan, BankAtlantic will make premium payments for the Policy. The Policy is anticipated to accumulate significant cash value over time. Mr. Levan owns the Policy but BankAtlantic will be reimbursed for the amount of premiums the Bank pays for the Policy upon the earlier of Mr. Alan Levan's retirement or death. The portion of the amount paid in prior years attributable to the 1999 premium for the insurance policy that is considered compensation to Mr. Levan is included in the Summary Compensation Table.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Listed in the table below are the beneficial owners known by the Company to hold as of May 31, 1999 more than 5% of the Company's outstanding common stock. In addition, this table includes the outstanding securities beneficially owned by the executive officers listed in the Summary Compensation Table and the number of shares owned by directors and executive officers as a group.


                                          Class A         Class B
                                        Common Stock    Common Stock     Percent of     Percent of
                                           as of           as of           Class A       Class B
 Name of Beneficial Owner              March 1, 2000   March 1, 2000    Common Stock   Common Stock
 ----------------------------------   --------------   -------------   -------------   ------------
 BFC Financial Corporation (1)(2)(3)       8,296,890       4,876,124       26.20          48.84
 Dimensional Fund Advisors, Inc. (6)               0         703,352         *             7.05
 Alan B. Levan (1)(3)                      8,331,729       5,483,852       26.29          52.20
 Frank V. Grieco (5)                           7,609         237,834         *             2.33
 Lewis F. Sarrica (5)                          4,860         156,895         *             1.55
 Marcia Snyder (5)                             9,655         143,740         *             1.42
 Ben Plotkin (4)                             217,699             100         *              *

 All directors and executive officers
 of  the Company and BankAtlantic, as
 a  group  (persons,  including   the
 individuals identified above)             8,919,467       6,681,664       27.96%         58.59%
 ----------------------------------
 *  Less than one percent of the class.

(1) BFC Financial Corporation may be deemed to be controlled by Alan B. Levan and John E. Abdo who collectively may be deemed to have an aggregate beneficial ownership of 61.4% of the outstanding common stock of BFC. Mr. Alan Levan serves as Chairman, President and CEO of the Company, BankAtlantic and BFC and Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC. Mr. Abdo is also Chairman of the Board and President of BankAtlantic Development Corporation ("BDC"), a subsidiary of BankAtlantic.

(2) BFC's and Alan Levan's mailing address is 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304.

(3) Mr. Alan Levan may be deemed to be the beneficial owner of the shares of Class A and Class B Common Stock beneficially owned by BFC Financial Corporation ("BFC"), a financial services and savings bank holding company by virtue of Mr. Alan Levan's control of Levan Enterprises, Ltd. Mr. Alan Levan may also be deemed to beneficially own 526,434 shares of Class B Common Stock and 22,008 shares of Class A Common Stock which can be acquired within 60 days pursuant to stock options and 368 shares of the Company's Class A Common Stock and 207 shares of the Company's Class B Common Stock held by Levan Enterprises, Ltd.

(4) Mr. Plotkin beneficially owns 94,391 shares of Class A Common Stock and 100 shares of Class B Common Stock. Mr. Plotkin is also the Trustee for the benefit of Ross and Marc Plotkin under an irrevocable trust holding 38,151 shares of Class A Common Stock. Mr. Plotkin disclaims beneficial ownership of 288 shares of Class A Common Stock held by his son. Mr. Plotkin may also be deemed the beneficial owner of 8,772 shares of Class A Common Stock which can be acquired within 60 days as a consequence of Mr. Plotkin's ownership of the Company's 6 3/4% Convertible Subordinated Debentures and 53,557 Class A Common shares which may be acquired within 60 days pursuant to stock options.

(5) Mr. Grieco, Mr. Sarrica and Ms. Snyder beneficially owns 228,725, 131,622 and 131,622 shares of Class B Common Stock, respectively, which can be acquired within 60 days pursuant to stock options.

(6) Dimensional Fund Advisors, Inc.'s mailing address is 1299 Ocean Avenue, Santa Monica, CA 90401.

                  ITEM 13. DIRECTOR AND MANAGEMENT INDEBTEDNESS


DIRECTOR AND MANAGEMENT INDEBTEDNESS

     BankAtlantic, in the ordinary course of its business, makes mortgage and other installment loans to its employees, officers and directors. These loans are made pursuant to normal lending criteria and in management's judgment do not involve more than the normal risk of collectability nor present any other unfavorable features. Employees, officers and directors of BankAtlantic, prior to May 31, 1990, received a preferential interest rate on home mortgage loans. Executive officers and directors have not been entitled to reduced rates or reduced points on any new loans granted after May 31, 1990.

     The following table sets forth certain information, as of March 1, 2000 with respect to loans made by BankAtlantic to its executive officers and directors and members of their immediate families, who had aggregate borrowings of $60,000 or greater from BankAtlantic at any time since January 1, 1999.

                                            Highest           Outstanding
                                       Amount Outstanding      Balance at    Interest
Name and Capacity in Which Served    Since January 1, 1999   March 1, 2000     Rate
---------------------------------    ---------------------   -------------   --------
Jean E. Carvalho, Executive Vice
 President                                  $ 80,947            $      0        (1)
Charlie C. Winningham II, Director           177,319             162,015      7.50% *
------------------

*    Denotes preferential rate

(1) Equity credit line is prime plus 1% and first mortgage loan bears a with preferential employee rate of 8.75%

     Pursuant to the requirement of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BANKATLANTIC BANCORP, INC.





May 1, 2000                           By:  /s/ James A. White
                                           ----------------------------
                                           Executive Vice President and
                                           Chief Financial Officer