Form 10-Q
period 2000-03-31
BANKATLANTIC BANCORP INC
filed 2000-05-15
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ___________________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228


                           BankAtlantic Bancorp, Inc.
             (Exact name of registrant as specified in its Charter)


          Florida                                      65-0507804
   ------------------------                          --------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  1750 East Sunrise Boulevard
   Ft. Lauderdale, Florida                               33304
   -----------------------                              --------
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

                         YES [X]                NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                             Outstanding at
                    Title of Each Class                        May 8, 2000
                    -------------------                       ------------
    Class A Common Stock, par value $0.01 per share            31,626,705
    Class B Common Stock, par value $0.01 per share             9,773,726

                                TABLE OF CONTENTS


FINANCIAL INFORMATION                                           Page Reference

  Financial Statements ...........................................    1-14

Consolidated Statements of Financial Condition -
 March 31, 2000 and 1999 and December 31, 1999  - Unaudited ......       1

Consolidated Statements of Operations - For the
Three Months Ended March 31, 2000 and 1999 - Unaudited ...........     2-3

Consolidated Statements of Stockholders' Equity and
 Comprehensive Income - For the Three Months Ended
 March 31, 2000 and 1999 - Unaudited .............................       4

Consolidated Statements of Cash Flows - For the Three
 Months Ended March 31, 2000 and 1999 - Unaudited ................     5-7


Notes to Consolidated Financial Statements - Unaudited ...........    8-14


Management's Discussion and Analysis of Financial
 Condition and Results of Operations .............................   15-29

OTHER INFORMATION

   Exhibits and Reports on Form 8K ...............................      30

   Signatures ....................................................      31

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                         March 31,    December 31,     March 31,
(In thousands, except share data)                           2000        1999             1999
---------------------------------                       ----------    -----------     ----------
 ASSETS
Cash and due from depository institutions ..........   $    93,989    $    90,070    $    96,430
Interest bearing deposits in other banks ...........             -              -          5,167
Federal Funds sold and securities purchased under
  resell agreements ................................         9,318            313          5,914
Tax certificates, net, held to maturity, at cost
 which approximates market value ...................       107,717         91,576         49,681
Other investments, at cost which approximates
 market value ......................................        21,506         21,424          2,822
Loans receivable, net ..............................     2,458,512      2,469,472      2,375,633
Loans held for sale ................................       287,399        220,236        257,628
Securities available for sale, at market value .....       847,407        818,308      1,000,235
Trading securities, at market value ................         8,177         23,311         17,254
Accrued interest receivable ........................        33,960         30,594         28,750
Real estate held for development and sale and
 joint ventures ....................................       147,919        149,964         60,966
Real estate owned, net .............................         4,268          3,951          6,884
Office properties and equipment, net ...............        56,301         55,473         57,157
Federal Home Loan Bank stock, at cost which
 approximates market value .........................        57,160         56,410         49,155
Mortgage servicing rights, net .....................           792            879         42,804
Deferred tax asset, net ............................        40,049         41,487         21,462
Cost over fair value of net assets acquired, net ...        52,541         53,553         54,530
Other assets .......................................        32,635         32,880        101,134
                                                        ----------     ----------     ----------
Total assets .......................................   $ 4,259,650    $ 4,159,901    $ 4,233,606
                                                        ==========     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...........................................   $ 2,179,709    $ 2,027,892    $ 2,115,559
Advances from FHLB .................................     1,143,188      1,098,186        983,074
Federal Funds purchased ............................         4,000          5,900              -
Securities sold under agreements to repurchase .....       328,588        423,223        409,232
Subordinated debentures, notes and bonds payable ...       217,394        228,773        176,966
Guaranteed preferred beneficial interests in the
 Company's Junior Subordinated Debentures ..........        74,750         74,750         74,750
Advances by borrowers for taxes and insurance ......         4,788          2,595         52,208
Other liabilities ..................................        66,602         62,696        185,022
                                                        ----------     ----------     ----------
Total liabilities ..................................     4,019,019      3,924,015      3,996,811
                                                        ----------     ----------     ----------
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares
 authorized:  none issued and outstanding ..........             -              -              -
Class A Common Stock, $0.01 par value, authorized
 80,000,000 shares; issued and outstanding,
 31,633,138, 32,418,470 and 31,254,379 shares ......           316            324            258
Class B Common Stock, $0.01 par value, authorized
 45,000,000 shares; issued and outstanding,
 9,830,146, 10,264,516 and  10,359,994 shares ......            98            102            104
Additional paid in capital .........................       134,727        145,399        139,532
Unearned compensation restricted stock grants ......          (542)        (5,633)        (6,720)
Retained earnings ..................................       129,786        122,639        103,019
                                                        ----------     ----------     ----------
Total stockholders' equity before accumulated other
 comprehensive income (loss) .......................       264,385        262,831        236,193
                                                        ----------     ----------     ----------
Accumulated other comprehensive income (loss) -
 net unrealized (depreciation) appreciation on
 securities available for sale - net of deferred
 income taxes ......................................       (23,754)       (26,945)           602
                                                       ----------     ----------     ----------
Total stockholders' equity .........................       240,631        235,886        236,795
                                                       ----------     ----------     ----------
Total liabilities and stockholders' equity .........   $ 4,259,650    $ 4,159,901    $ 4,233,606
                                                        ==========     ==========     ==========

               See Notes to Consolidated Financial Statements - Unaudited
                                   1

            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       For the Three Months
                                                          Ended March 31,
(In thousands, except share data)                      --------------------
Interest income:                                        2000       1999
                                                       -------    -------
Interest and fees on loans and leases .............   $ 58,884   $ 53,566
Interest on banker's acceptances ..................        240        187
Interest and dividends on securities available
 for sale .........................................     13,639     10,053
Interest and dividends on other
 investments and trading securities ...............      4,461      2,606
                                                       -------    -------
Total interest income .............................     77,224     66,412
                                                       -------    -------
Interest expense:
Interest on deposits ..............................     19,838     16,591
Interest on advances from FHLB ....................     15,848     13,497
Interest on securities sold under agreements
 to repurchase and federal funds purchased ........      6,582      4,044
Interest on subordinated debentures,
 guaranteed preferred interest in the
 Company's Junior Subordinated Debentures
 and notes and bonds payable ......................      4,904      4,612
                                                       -------    -------
Total interest expense ............................     47,172     38,744
                                                       -------    -------
Net interest income ...............................     30,052     27,668
Provision for loan losses .........................     10,787      5,164
                                                       -------    -------
Net interest income after provision for
 loan losses ......................................     19,265     22,504
Non-interest income:
Loan late fees and other loan income ..............      1,038      1,130
Gains on loans held for sale, net of writedown ....         78        633
Gains on sales of property and equipment ..........        182          -
Gains on securities available for sale, net of
 writedown ........................................         12        579
Trading securities gains (losses) .................         38        (69)
Gains on sales of real estate held for sale and
 joint venture activities .........................      3,111      5,395
Utility expansion receivable sale .................      3,902          -
Principal transactions ............................      4,958      3,000
Investment banking ................................      2,007      3,117
Commissions .......................................      6,235      2,676
Transaction fees ..................................      3,251      3,591
ATM fees ..........................................      2,515      2,199
Other .............................................      1,422      1,218
                                                       -------    -------
Total non-interest income .........................     28,749     23,469
                                                       -------    -------
Non-interest expense:
Employee compensation/benefits excluding RBCO
 and real estate operations .......................     10,885      9,641
Employee compensation/benefits for RBCO and
 real estate operations ...........................     11,169      6,602
Occupancy and equipment ...........................      6,500      5,674
Advertising and promotion .........................      1,466        756
Foreclosed asset activity, net ....................        151         90
Amortization of cost over fair value of net
 assets acquired ..................................      1,016        983
Other excluding RBCO and real estate operations ...      5,163      5,755
Other for RBCO and real estate operations .........      5,551      2,794
                                                       -------    -------
Total non-interest expense ........................     41,901     32,295
                                                       -------    -------
Income before income taxes and extraordinary item .      6,113     13,678
Provision for income taxes ........................      2,432      5,507
                                                       -------    -------
Income before extraordinary item ..................      3,681      8,171
Extraordinary item, net of taxes ..................      3,466          -
                                                       -------    -------
Net income ........................................   $  7,147   $  8,171
                                                       =======    =======

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                  CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                        For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                       2000            1999
                                                     ---------      ----------
Class A common shares
Basic earnings per share before extraordinary
 item ..........................................   $      0.09     $      0.20
Basic earnings per share from extraordinary
 item ..........................................          0.09            0.00
                                                    ----------      ----------
Basic earnings per share .......................   $      0.18     $      0.20
                                                    ==========      ==========
Diluted earnings  per share before extraordinary
 item ..........................................   $      0.09     $      0.16
Diluted earnings per share from extraordinary
 item ..........................................          0.06            0.00
                                                    ----------      ----------
Diluted earnings per share .....................   $      0.15     $      0.16
                                                    ==========      ==========
Basic weighted average number of common shares
 outstanding ...................................    31,499,608      30,697,706
Diluted weighted average number of common and
 common equivalent shares outstanding ..........    48,586,052      48,938,221
Class B common shares
Basic earnings  per share before extraordinary
 item ..........................................   $      0.08     $      0.19
Basic earnings per share from extraordinary
 item ..........................................          0.08            0.00
                                                    ----------      ----------
Basic earnings per share .......................   $      0.16     $      0.19
                                                    ==========      ==========
Diluted earnings per share before extraordinary
 item ..........................................   $      0.08     $      0.16
Diluted earnings per share from extraordinary
 item ..........................................          0.05            0.00
                                                    ----------      ----------
Diluted earnings per share .....................   $      0.13     $      0.16
                                                    ==========      ==========
Basic weighted average number of common shares
 outstanding ...................................    10,058,228      10,359,717
Diluted weighted average number of common and
 common equivalent shares outstanding ..........    10,551,290      11,093,626


     See Notes to Consolidated Financial Statements - Unaudited


                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                Unearned     Unrealized
                                                                                                Compen-       Depreci-
                                                                     Addi-                      sation        ation on
                                           Compre-                   tional                   Restricted     Securities
                                           hensive      Common      Paid in      Retained       Stock        Available
(In thousands)                             Income       Stock       Capital      Earnings       Grants       For Sale       Total
                                          --------     --------     --------     ---------    ----------     ----------   ---------
BALANCE, DECEMBER 31, 1998 ...........                $     372    $ 147,686    $   95,818   $   (7,062)    $    3,626    $ 240,440
  Net income .........................   $   8,171            -            -         8,171            -              -        8,171
                                          --------
  Other comprehensive income (loss),
   net of tax:
    Unrealized losses on securities
     available for ...................      (3,300)
   Reclassification adjustment for
     net gains included in net income          276
                                          --------
  Other comprehensive loss ...........      (3,024)
                                          --------
Comprehensive income .................   $   5,147
                                          ========
Dividends on Class A common stock ....                        -            -          (711)           -              -         (711)
Dividends on Class B common stock ....                        -            -          (259)           -              -         (259)
Exercise of Class A common stock
 options .............................                        -           42             -            -              -           42
Exercise of Class B common stock
 options .............................                        -           14             -            -              -           14
Tax effect relating to the exercise
 of stock options ....................                        -           12             -            -              -           12
Purchase and retirement of Class A
 common stock ........................                      (10)      (8,384)            -            -              -       (8,394)
Forfeited Class A restricted
 common stock ........................                        -          (89)            -           89              -            -
Unearned compensation restricted
 stock grants ........................                        -          251             -         (251)             -            -
Amortization of unearned compensation
 restricted stock grants .............                        -            -             -          504              -          504
Net change in unrealized depreciation
 on securities available for sale net
 of deferred income taxes ............                         -           -             -            -         (3,024)      (3,024)
                                                        --------    --------     ---------    ---------      ---------     --------
BALANCE, MARCH 31, 1999 ..............                 $     362   $ 139,532    $  103,019   $   (6,720)    $      602    $ 236,795
                                                        ========    ========     =========    =========      =========     ========
BALANCE, DECEMBER 31, 1999 ...........                 $     426   $ 145,399    $  122,639   $   (5,633)    $  (26,945)   $ 235,886
 Net income ..........................    $   7,147            -           -         7,147            -              -        7,147
                                           --------
  Other comprehensive income (loss),
   net of tax:
    Unrealized gain on securities
     available for sale ..............        3,718
   Reclassification adjustment for
     net losses included in net income         (527)
                                           --------
  Other comprehensive income .........        3,191
                                           --------
Comprehensive income .................   $   10,338
                                           ========
Exercise of Class B common stock
 options .............................                         1         400             -            -              -          401
Tax effect relating to the exercise
 of stock options ....................                         -          88             -            -              -           88
Purchase and retirement of Class B
 common stock ........................                        (6)     (3,258)            -            -              -       (3,264)
Forfeited Class A restricted common
 stock ...............................                         -        (123)            -          103              -          (20)
Exchange of Class A restricted common
 stock for participation in deferred
 compensation plan ...................                        (7)     (7,779)            -        4,599              -       (3,187)
Amortization of  unearned compensation
 restricted stock grants .............                         -           -             -          389              -          389
Net change in unrealized appreciation
 on securities available for sale net
 of deferred income taxes ............                         -           -             -            -          3,191        3,191
                                                        --------     -------     ---------    ---------      ---------     --------
BALANCE, MARCH 31, 2000 ..............                 $     414    $134,727    $  129,786   $     (542)    $  (23,754)   $ 240,631
                                                        ========     =======     =========    =========      =========     ========

                     See Notes to Consolidated Financial Statements - Unaudited
                                            4

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                        For the Three Months
(In thousands)                                              Ended March 31,
--------------                                          ---------------------
                                                          2000         1999
                                                        --------     --------
Operating activities:
Income before extraordinary item ...................   $   3,681    $   8,171
Extraordinary item, net of tax .....................       3,466            -
Adjustments to reconcile net income to net cash used
 in operating activities:
Provision for loan losses ..........................      10,787        5,164
Provision for losses on real estate owned ..........                       70
Depreciation, amortization and accretion, net ......       3,772        6,308
Writeoff of deferred offering cost .................         673            -
Decrease (increase) in deferred tax asset, net .....        (597)         599
Trading account (gains) losses .....................         (38)          69
Purchases of trading securities ....................          -           (30)
Proceeds from sales of trading securities ..........          38          (69)
Decrease in trading securities owned at market-RBCO.      15,134        12,781
Gains on sales of real estate owned ................         (72)         (71)
Change in real estate inventory ....................       4,367        1,141
Gains on sales of securities available for sale ....        (793)        (579)
Gains on sales of property and equipment ...........        (182)           -
Proceeds from sales of loans held for sale .........      14,590       60,619
Fundings of loans held for sale ....................      (6,513)     (22,702)
Loans purchased, classified as held for sale .......     (80,840)    (122,624)
Gains on sales of loans held for sale ..............        (242)        (633)
Loans held for sale valuation allowance ............         164            -
Provision for tax certificate losses ...............         225          180
Writedown of securities available for sale .........         781            -
Increase in accrued interest receivable ............      (3,366)        (979)
Decrease (increase) in other assets ................      (1,514)       5,681
Equity in joint venture losses (earnings) ..........         284       (1,729)
Increase (decrease) in other liabilities ...........       1,744      (14,339)
                                                        --------     --------
Net cash used in operating activities ..............     (34,451)     (62,972)
                                                        --------     --------

           See Notes to Consolidated Financial Statements - Unaudited

                                                        For the Three Months
(In thousands)                                              Ended March 31,
--------------                                          ---------------------
                                                          2000         1999
                                                        --------     --------
Investing activities:
Proceeds from redemption and maturities of
 tax certificates ..................................      13,723        8,463
Purchase of tax certificates .......................     (30,089)      (8,428)
Proceeds from sales of securities available
 for sale ..........................................       1,110            -
Principal collected on securities available
 for sale ..........................................      45,241       48,174
Proceeds from maturities of assets available
 for sale ..........................................       5,195            -
Purchases of securities available for sale .........     (75,073)    (405,474)
Purchases of other investments .....................         (82)           -
Proceeds from sales of FHLB stock ..................       5,700        7,550
FHLB stock acquired ................................      (6,450)      (4,475)
Principal reduction on loans .......................     203,213      397,386
Loan fundings for portfolio ........................    (189,398)    (289,656)
Proceeds from maturities of banker's acceptances ...         883        3,672
Purchases of banker's acceptances ..................           -       (2,643)
Proceeds from sales of real estate owned ...........       1,382        1,072
REO acquired in connection with bulk residential
 loan purchases ....................................           -         (784)
Mortgage servicing rights acquired .................           -         (643)
Cost of equipment acquired for lease ...............     (10,661)      (7,462)
Additions to office property and equipment .........      (2,353)      (1,108)
Repayments of joint venture investments ............           -        3,005
Proceeds from sales of property and equipment ......         364            -
Investment in and advances to joint ventures, net ..      (2,607)     (16,296)
                                                        --------     --------
Net cash used in investing activities ..............     (39,902)    (267,647)
                                                        --------     --------
Financing activities:
Net increase in deposits ...........................     133,542      176,944
Interest credited to deposits ......................      18,275       12,843
Repayments of FHLB advances ........................    (290,000)    (330,498)
Proceeds from FHLB advances ........................     335,002      269,000
Net increase (decrease) in securities sold under
 agreements to repurchase ..........................     (94,635)     247,139
Net decrease in federal funds purchased ............      (1,900)     (18,500)
Repayment of notes payable .........................      (8,825)      (1,480)
Increase in notes payable ..........................       7,027        1,332
Issuance of investment notes .......................      15,419            -
Issuance of common stock relating to exercise
 of employee stock options .........................         401           56
Retirement of subordinated debentures ..............     (25,000)           -
Payments to acquire and retire common stock ........      (3,264)      (8,394)
(Repayments) receipts of advances by borrowers
 for taxes and insurance ...........................       2,193      (10,138)
Common stock dividends paid ........................        (958)        (997)
                                                        --------     --------
Net cash provided in financing activities ..........      87,277      337,307
                                                        --------     --------
Increase in cash and cash equivalents ..............      12,924        6,688
Cash and cash equivalents at beginning of period ...      90,383      100,823
                                                        --------     --------
Cash and cash equivalents at end of period .........   $ 103,307    $ 107,511
                                                        ========     ========

           See Notes to Consolidated Financial Statements - Unaudited

                                                        For the Three Months
(In thousands)                                              Ended March 31,
--------------                                          --------------------
                                                          2000        1999
                                                        --------    --------
Supplementary disclosure and non cash investing
 and financing activities:
Interest paid on borrowings and deposits ...........   $ 47,435    $ 38,305
Income taxes paid ..................................          -       5,000
Loans transferred to real estate owned .............      1,627       1,668
Loan charge offs ...................................      7,587       6,614
Tax certificate chargeoffs (recoveries), net .......         56         (78)
Class A common stock dividends declared; not paid
 until April .......................................          -         711
Class B common stock dividends declared; not paid
 until April .......................................          -         259
Increase in equity for the tax effect related to the
 exercise of employee stock options ................         88          12
Change in net unrealized appreciation (depreciation)
 on securities available for sale ..................      5,226      (4,937)
Change in deferred taxes on net unrealized
 appreciation (depreciation) on securities
 available for sale ................................      2,035      (1,913)
Change in stockholders' equity from net unrealized
 appreciation (depreciation) on securities
 available for sale, less related deferred income
 taxes .............................................      3,191      (3,024)
Reduction in stockholders' equity from the
 retirement of restricted stock ....................     (3,187)          -
Increase in other liabilities from the retirement
 of restricted stock ...............................      3,187           -


           See Notes to Consolidated Financial Statements - Unaudited

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., Inc. ("RBCO"), an investment banking firm and its subsidiaries. The Company's primary activities have related to the operations of BankAtlantic and RBCO and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2000, December 31, 1999 and March 31, 1999, the consolidated results of operations for the three months ended March 31, 2000 and 1999, the consolidated stockholders' equity and comprehensive income for the three months ended March 31, 2000 and 1999 and the consolidated cash flows for the three months ended March 31, 2000 and 1999. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 2. The consolidated financial statements and related notes are presented as permitted by Form 10Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

2. Subordinated debentures, investment notes and equity capital

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to- time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $3.3 million to repurchase and retire 551,000 shares of Class B common stock during the three months ended March 31, 2000. Pursuant to a previously announced plan to repurchase shares of common stock, the Company paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the three months ended March 31, 1999.

     During the three months ended March 31, 2000, 116,630 shares of Class B incentive and non-qualifying stock options were exercised resulting in a $489,000 increase in stockholders' equity. The tax effect included in the preceding amount was $88,000.

     During the three months ended March 31, 1999, 7,490 and 3,563 of Class A and Class B incentive stock options, respectively, were exercised resulting in a $68,000 increase in stockholders' equity. The tax effect included in the preceding amount was $12,000.

     On March 1, 2000, 749,533 restricted shares of Class A common stock issued to key employees of RBCO in connection with the acquisition of RBCO were retired in exchange for the establishment of interests in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. In January 2000, each participant in the RBCO retention pool was provided the opportunity to exchange those restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the RBCO acquisition. The Company may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). Subject to the terms of the Plan, the participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise it rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%. As a result of the exchange, stockholders' equity declined by $3.2 million with a corresponding increase in other liabilities.

     In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures for an aggregate purchase price of $18.75 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

     In January 2000, the Board of Directors of the Company approved a corporate transaction which would result in the redemption and retirement of all publicly held outstanding shares of Class B common stock at a price of $6.00 per share payable in cash. The Class B common stock represents 100% of the voting rights of the Company. BFC Financial Corporation and its affiliates currently beneficially own in excess of 50% of BankAtlantic Bancorp's Class B common stock. As a result of the transaction, which is structured as a merger, BFC Financial Corporation would be the sole holder of the Class B common stock. The Company's Class A common stock will be unaffected by the transaction and will remain outstanding as shares of Class A common stock of the Company as the surviving corporation. Outstanding options to purchase Class A common stock will remain exercisable for the same number of shares of Class A common stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 will remain convertible into the same number of shares of Class A common stock of the Company as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger. All outstanding options to acquire Class B common stock will automatically be exchanged for options to acquire Class A common stock on a basis which preserves the intrinsic value of the option on the effective date of the corporate transaction. The options will otherwise be on substantially the same terms and conditions as the former options to purchase shares of Class B common stock, including vesting and term. The proposed transaction is subject to approval of the Company's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

     In January 2000, the Company began an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that only $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At March 31, 2000 the Company had issued an aggregate of $15.4 million of investment notes with interest rates between 10% and 11% and maturity dates between February 2002 and April 2002. The Company used a portion of the proceeds to pay a portion of the purchase price for the debentures tendered pursuant to the tender offer described above and also intends to use the proceeds to fund the proposed merger and for general corporate purposes. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

3.  Sales of Financial Assets

     During the three months ended March 31, 2000 the Company sold $317,000 of securities available for sale for a $793,000 gain and recognized a writedown on marketable equity securities available for sale of $781,000. The writedown was made due to a significant decline in the market value of the security. The decline was considered other than temporary due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuer of the security.

     On March 26, 1999, the Company sold $63.5 million of securities available for sale for a $579,000 gain. Included in other assets was a $64.1 million receivable from the above sale.

     During the three months ended March 31, 2000 the Company sold $6.5 million of loans held for sale for a $242,000 gain. Included in gains on sales of loans held for sale was a $164,000 writedown to the lower of cost or market associated with loans held for sale.

     During the three months ended March 31, 1999 the Company sold $38.5 million, $20.4 million and $1.1 million of loans originated for resale, loans purchased and classified as held for sale and leases for gains of $492,000, $64,000 and $77,000, respectively.

4. Trading Securities

     During the three months ended March 31, 2000, the Company realized gains of $38,000 on trading securities compared to a realized loss of $69,000 during the same 1999 period.

     The RBCO gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 2000, RBCO realized net gains from principal transactions of $5.0 million compared to net gains of $3.0 million during the same 1999 period. Furthermore, included in other liabilities at March 31, 2000 and December 31, 1999 was $750,000 and $2.6 million, respectively, of securities sold not yet purchased, relating to RBCO trading activity.

     The Company's trading securities consist of the following (in thousands):

                                  March 31,    December 31,     March 31,
                                     2000          1999           1999
                                  ---------    ------------    ----------
Debt obligations:
  States and municipalities      $    3,324   $      13,961   $     5,925
  Corporations                          898           1,085           738
  U.S. Government and agencies          153              29           181
  Corporate equities                  3,802           8,236        10,410
                                   --------    ------------    ----------
                                 $    8,177   $      23,311   $    17,254
                                   ========    ============    ==========

5.  Real Estate Held for Development and Sale and Joint Venture Activities

     BankAtlantic Development Corporation was renamed Levitt Corporation in March 2000. Real estate held for development and sale and joint venture activities consists of the combined activities of St. Lucie West Holding Corporation ("SLWHC"), and Levitt and Sons. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt and Sons, which was acquired in December 1999, is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida.

     Real estate held for development and sale and joint ventures consisted of the following:

                                       March 31,   December 31,   March 31,
                                         2000         1999          1999
                                       ---------   -----------   ---------
Inventory of real estate,
 Levitt and Sons .................    $  71,518    $   73,794    $     --
SLWHC land .......................       30,932        33,023       26,700
Loans to joint ventures ..........       34,947        33,647       25,600
Equity investments in
 joint ventures ..................        7,436         6,407        8,666
Other ............................        3,086         3,093           --
                                       --------     ---------     --------
                                      $ 147,919    $  149,964    $  60,966
                                       ========     =========     ========

     During the three months ended March 31, 2000 and 1999, SLWHC land sales resulted in gains of $1.2 million and $3.7 million, respectively. Levitt and Sons sales of real estate resulted in net gains of $2.2 million. Additionally, during the three months ended March 31, 2000 SLWHC sold its rights to utility impact fees to the Port St. Lucie Service Department for a net gain of $3.9 million.

     Levitt Corporation's equity in earnings from joint ventures was a $284,000 loss during the three months ended March 31, 2000 and $1.7 million of earnings during the same 1999 period. During the 1999 quarter, one of the real estate joint ventures closed on a land sale to a developer resulting in the recognition of a $1.7 million gain. Additionally, during the three months ended March 31, 1999, the Company relinquished its equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. The loan was paid in full in 1999.

     During the three months ended March 31, 2000, the Company capitalized $1.7 million of interest expense associated with real estate inventory and investments and advances to real estate joint ventures. Furthermore, $336,000 of interest income associated with loans to joint ventures was deferred. During the three months ended March 31, 1999 the Company capitalized $175,000 of interest expense and deferred $224,000 of interest income from joint venture loans.

     Included in other expenses in the Company's Consolidated Statements of Operations during the three months ended March 31, 2000 and 1999 was $150,000 of consulting fees paid to the Abdo Companies, an affiliate of the Company. John Abdo, the Vice Chairman and Director of the Company is the President and Chief Executive Officer of the Abdo Companies. Additionally, $20,000 of management fees was paid to BFC Financial Corporation, an affiliate of the Company, during the three months ended March 31, 2000. BFC Financial Corporation provides administrative and real estate advisory services to the Levitt Corporation.

6.  Comprehensive Income

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2000 was $271,000 compared to a tax benefit for the 1999 quarter of $168,000.

7.  Discontinued operations and restructuring charges

     During December 1998, the Company commenced a restructuring of its operations and established a restructuring liability. The restructuring liability at March 31, 2000 was $213,000 and consists of the remaining lease payments on closed branches.

     At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). All the assets of the MSB were sold except for a building which is currently held for sale. The building has a book value of $785,000 at March 31, 2000. The Company at March 31, 2000 had a liability of $550,000 relating to expected costs of obtaining loan documents associated with the sale of the mortgage servicing portfolio during 1999.

     There were no adjustments to the restructuring liability or discontinued operations reserve during the three months ended March 31, 2000 and 1999.

8.  Derivatives

     During the three months ended March 31, 2000 the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million. The interest rate swaps terminate during the first quarter of 2002. The interest rate swap contracts obligate the Company to pay the one-month LIBOR index and the Company receives an average fixed rate of interest of 7.08%. The interest rate swap contracts were executed to convert the Company's 7% fixed rate callable time deposits to a one-month LIBOR interest rate. The Company has elected hedge accounting treatment for the interest rate swaps; therefore, any adjustment to the carrying amount of the interest rate swaps shall be recognized in the carrying amount of the callable time deposits.

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

     The following summarizes the aggregation of the Company's operating segments into reportable segments:

     Reportable Segment                          Operating Segments Aggregated
     ------------------                          -----------------------------

     Bank Investment Operations - Other          Investment Division, Tax
                                                 Certificate Department,
                                                 Trading, Equity Portfolio

     Bank Investment Operations - Wholesale      Real Estate Capital Services,
      Residential                                Capital Markets

     Bank Loan Operations - Commercial           Commercial Lending,
                                                 Syndications, International
                                                 and Trade Finance

     Bank Loan Operations - Retail               Residential Lending, CRA
                                                 Lending,  Indirect and Direct
                                                 Consumer Lending, Small
                                                 Business Lending, Lease
                                                 financing

     Real Estate Operations                      Levitt Corporation (includes
                                                 Levitt and Sons, SLWHC and
                                                 real estate joint ventures)

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

     The Company evaluates segment performance based on net contribution after tax. The table below is segment information for income before extraordinary item for the three months ended March 31, 2000 and 1999:

                              Bank Investment               Bank Loan
                                Operations                  Operations
                         ------------------------    -----------------------                   Investment
                                       Wholesale                                Real Estate     Banking
(in thousands)             Other      Residential    Commercial      Retail     Operations     Operations      Total
--------------           ---------    -----------    ----------     --------    -----------    ----------    ----------
March 31, 2000
Interest income .....   $   17,117    $    25,500    $   23,317    $  11,229    $     (420)    $     481     $   77,224
Interest expense
 and overhead ......      (14,698)       (20,316)      (14,409)      (6,180)        (1,031)         (208)       (56,842)
Recovery from
 (provision for)
 loan losses ........            -           (182)           86      (10,691)            -             -        (10,787)
Non-interest income .           74              -           431          717         7,415        13,200         21,837
Segment profits
 before taxes .......          971          3,621         7,735       (7,728)        2,353          (839)         6,113
Provision for
 income taxes .......          386          1,441         3,078       (3,075)          936          (334)         2,432
                         ---------     ----------     ---------     --------     ---------      --------      ---------
Segment net income ..   $      585    $     2,180    $    4,657    $  (4,653)   $    1,417     $    (505)    $    3,681
                         =========     ==========     =========     ========     =========      ========      =========
Segment total assets    $1,016,471    $ 1,416,360    $1,002,163    $ 417,087    $  152,743     $  42,520     $4,047,344
                         =========     ==========     =========     ========     =========      ========      =========
March 31, 1999
Interest income .....   $   12,008    $    22,438    $   18,185    $  13,648    $     (224)    $     357     $   66,412
Interest expense
 and overhead .......      (10,025)       (18,284)      (10,213)      (7,812)         (390)         (227)       (46,951)
Recovery from
 (provision for)
 loan losses ........            -             32          (887)      (4,309)            -             -         (5,164)
Non-interest income .          526             64           390        1,379         5,417         8,940         16,716
Segment profits
 before taxes .......        1,714          3,202         6,419         (939)        3,643          (361)        13,678
Provision for
 income taxes .......          683          1,276         2,559         (339)        1,385           (57)         5,507
                         ---------     ----------    ----------    ----------   ----------      ----------    ----------
Segment net income ..   $    1,031    $     1,926    $    3,860    $    (600)   $    2,258     $    (304)    $    8,171
                         =========     ==========     =========     ========     =========      =========     =========
Segement total asset.   $1,065,860    $ 1,387,800    $  793,924    $ 535,059    $   39,839     $   55,094    $3,877,576
                         =========     ==========     =========     ========     =========      =========     =========
                                                     13

     The difference between total segment assets and total consolidated assets and segment non-interest income, and total non-interest income is as follows:

                                                At or for the
                                             Three Months Ended
                                                 March 31,
                                         ------------------------
(in thousands)                              2000           1999
                                         ---------      ---------
Total Assets
Total assets for reportable segments .   $4,047,344   $3,877,576
Assets in discontinued operations ....          785       44,169
Assets in overhead ...................      211,521      311,861
                                         ----------   ----------
Total consolidated assets ............   $4,259,650   $4,233,606
                                         ==========   ==========
Non-interest Income
Total non-interest income for
 reportable segments .................   $   21,837   $   16,716
Items included in inteest expense
 and overhead:
Transaction fee income ...............        3,251        3,591
ATM fees .............................        2,515        2,199
Other ................................        1,146          963
                                         ----------   ----------
Total consolidated non-interest income   $   28,749   $   23,469
                                         ==========   ==========

10.  Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), When used in this report the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with the implementation of and the realization of benefits from its restructuring initiatives and expense reductions, economic, competitive and other factors affecting the Company and its operations, markets, products and services, credit risks and the related adequacy of the allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, significant growth in banking as well as non-banking initiatives, the ability of the Company to obtain financing for the merger and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

Results of Operations

                                          For the Three
                                          Months Ended,
                                             March 31,
                                       -------------------
(In thousands)                            2000      1999
--------------                         -------    --------
Income before extraordinary item ..   $  3,681   $  8,171
Extraordinary item, net of taxes ..      3,466          -
                                       -------    -------
Net income ........................   $  7,147   $  8,171
                                       =======    =======
CLASS A COMMON SHARES
Diluted earnings per share before
 extraordinary item ...............   $   0.09   $   0.16
Diluted earnings per share from
 extraordinary item ...............       0.06          -
                                       -------    -------
Diluted earnings per share ........   $   0.15   $   0.16
                                       =======    =======
CLASS B COMMON SHARES
Diluted earnings per share before
 extraordinary item ...............   $   0.08   $   0.16
Diluted earnings per share from
 extraordinary item ...............       0.05          -
                                       -------    -------
Diluted earnings per share ........   $   0.13   $   0.16
                                       =======    =======

     Income before extraordinary item - Income before extraordinary item declined by 55% during the three months ended March 31, 2000 compared to the same period during 1999. The primary reasons for the decline were:

     1) an increase in the provision for loan losses resulting from historical loss experiences in the small business and consumer loan portfolios,
     2) higher compensation expense from expanded investment banking operations, the acquisition of Levitt and Sons and new banking products,
     3) a significant increase in other real estate expenses resulting from Levitt and Sons and selling general and administrative expenses during 2000 which were not included during 1999,
     4) increased occupancy expenses associated with repairs and maintenance on bank branches and maintenance contracts associated with ATM operations, and
     5) lower gains on sales of securities available for sale net of writedowns were due to a reduction in securities sales caused by a rising rate environment, and
     6) lower gains on sales of loans held for sale were due to a decline in loans originated for sale and an increase in the valuation allowance.

     The above reductions in income from before extraordinary item were partially offset by:

     1) an improvement in net interest income resulting from an increase in interest earning assets reflecting higher loan receivable and securities available for sale average balances, partially offset by a decline in the net margin.
     2)   the sale of one parcel of land for a $182,000 gain,
     3) trading securities profits during 2000 compared to losses during 1999, and
     4) a gain on the sale of a utility expansion receivable from real estate operations.

     Extraordinary  item  - The  extraordinary  item  resulted  from  the  early extinguishment of debt. On February 29, 2000, the Company repurchased $25 million aggregate principal amount of its 5 5/8% convertible subordinated debentures for $18.75 million. Included in the extraordinary item was $250,000 of offering costs and a $673,000 writeoff of the original unamortized issuance costs.

Net Interest Income

                                          For the Three Months
                                             Ended March 31,
                                     -------------------------------
(In thousands)                         2000        1999       Change
--------------                       -------     -------     -------
Interest and fees on loans
 and banker's acceptances .......   $ 59,124    $ 53,753    $  5,371
Interest on securities
 available for sale .............     13,639      10,053       3,586
Interest and dividends on
 investment, tax certificates
 and trading securities .........      4,461       2,606       1,855
Interest on deposits ............    (19,838)    (16,591)     (3,247)
Interest on advances from FHLB ..    (15,848)    (13,497)     (2,351)
Interest on securities sold
 under agreements to repurchase .     (6,582)     (4,044)     (2,538)
Interest on subordinated
 debentures, notes and bonds
 payable and guaranteed
 preferred interests in the
 Company's Junior Subordinated
 Debentures .....................     (4,904)     (4,612)       (292)
                                     -------    --------     -------
Net interest income .............   $ 30,052   $  27,668    $  2,384
                                     =======    ========     =======

First quarter this year versus the same quarter last year:

     Net interest income increased by 9%. Total interest income increased by $10.8 million while total interest expense increased by $8.4 million. The increase in interest income resulted from higher average interest earning assets and average yields. The Company experienced asset growth in all categories of earning assets. The increase in total interest expense reflects the funding of the asset growth primarily with time deposits and securities sold under agreements to repurchase and higher borrowing rates. The increased average rates on earning assets and rate paying liabilities primarily resulted from an increasing interest rate environment beginning in July 1999.

     The increase in loan interest income primarily resulted from the origination of commercial real estate, lease financing and syndication loans as well as the purchase of residential loans held for sale. The above increases in loan average balances were partially offset by declines in the Company's wholesale residential, consumer and small business loan portfolios. The decline in consumer loans resulted from the Company ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan. The decline in small business average balances resulted from a significant decrease in loan originations during the 1999 fiscal year and the first quarter of 2000 compared to the 1998 fiscal year. Also contributing to the increase in loan interest income was higher loan average yields due to the prime interest rate rising 125 basis points since July 1999.

     The increase in securities available for sale interest income primarily resulted from higher average balances and yields. The higher average balances and yields were caused by purchases of mortgage-backed securities and REMICs during 1999 and the first quarter of 2000. The higher yields were due to new purchases of securities at higher rates than the existing portfolio.

     The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with tax certificates and FHLB stock. The additional tax certificate income resulted from expansion of the Company's tax certificate operations outside of the State of Florida. The increased FHLB stock dividend income reflects higher FHLB advance average balances due to the required FHLB stock balances needed for the current period.

     The increase in deposit expense resulted from higher time deposit average balances and increased deposit rates. Higher time deposit average balances resulted from the introduction of new deposit products and the use of public funds and brokered deposits. The average balance of brokered deposits and public funds increased from $203.9. million in 1999 to $286.9 million in 2000. The increased deposit average balances and rates reflect the introduction of new transaction and time deposit products and a rising interest rate environment during the latter half of 1999 and the first quarter of 2000. The new deposit products have higher interest rates than the Company's existing deposits. As a result of the new deposit products, total deposits increased by $152 million or 7.5% from the fourth quarter of 1999. One of the deposit products was a two-year fixed rate callable certificate of deposit. The Company hedged the interest rate of these deposit accounts with two year interest rate swaps. The Company originated approximately $108 million of this deposit product during the first quarter of 2000.

     The increase in interest expense on advances from FHLB was primarily due to higher average balances and rates. The additional FHLB advance average balances were used to fund growth in securities available for sale. The higher rates reflect the origination of new advances during 2000.

     The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. The higher average balances funded loan growth and the purchase of securities available for sale and the higher rates reflect a rising interest rate environment.

     The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted primarily from notes payable acquired in connection with the Levitt and Sons acquisition. The Levitt Corporation average notes payable balance during the 2000 period was $57 million compared to $0 during the 1999 period. The reduction of interest expense associated with the retirement of $25.0 million of the 5 5/8% convertible debentures was offset by the interest expense related to the issuance of $15.4 million of investment notes.

     Interest expense of $1.7 million was capitalized during the three months ended March 31, 2000 associated with Levitt and Sons real estate operations and investments and advances to joint ventures. During the three months ended March 31, 1999 $175,000 of interest expense was capitalized in connection with investments and advances to real estate joint ventures.

     The net interest spread declined to 2.71% during 2000 compared to 2.86% during 1999 as rate increases in liabilities exceeded the increase in yields on earning assets. Yields on earning assets increased from 7.71% during the 1999 period to 7.93% during the 2000 period. Likewise, rates on interest bearing liabilities increased from 4.85% during the 1999 period to 5.22% during the 2000 period. The increased earning asset yields and interest bearing liabilities rates primarily resulted from the rising interest rate environment beginning in July 1999.

Provision for Loan Losses
                                                       For the Three Months
                                                           Ended March 31,
                                                      ----------------------
                                                        2000          1999
                                                      --------      --------
Balance, beginning of period .................       $ 44,450      $ 37,950
Charge-offs:
  Commercial real estate loans ...............              -          (158)
  Nonmortgage Commercial .....................            (24)            -
  Lease financing ............................           (520)         (303)
  Small business - real estate ...............            (18)          (10)
  Small business - non-mortgage ..............         (3,131)       (2,093)
  Consumer loans - indirect ..................         (3,369)       (3,297)
  Consumer loans - direct ....................         (1,494)         (694)
  Residential real estate loans ..............           (100)          (59)
                                                      --------       -------
                                                       (8,656)       (6,614)
                                                      -------       -------
Recoveries:
  Commercial real estate loans ...............              2             -
  Lease financing ............................             54            66
  Small business - non-mortgage ..............            113            37
  Consumer loans - indirect ..................            698           378
  Consumer loans - direct ....................            187           228
  Commercial business loans ..................             14           141
  Residential real estate loans ..............              1             -
                                                      -------       -------
                                                        1,069           850
                                                      -------       -------
Net charge-offs ..............................         (7,587)       (5,764)
Additions charged to operations ..............         10,787         5,164
                                                      -------       -------
Balance, end of period .......................       $ 47,650      $ 37,350
                                                      =======       =======

     The provision for loan losses increased significantly during the three months ended March 31, 2000 compared to the same 1999 period primarily due to losses experienced in the small business and consumer lending portfolios, including an increase in direct consumer loan second mortgage charge-offs . The substantial increase in the allowance for loan losses resulted from small business and consumer loan charge-offs and delinquency trends.

     The Company ceased the origination of indirect consumer loans as part of its December 1998 restructuring. The high charge off and delinquency trends in the small business nonmortgage portfolio resulted in additions to the allowance for loan losses. The Company has significantly reduced the origination of small business loans and has implemented substantial modifications to the small business program including oversight of the program by the Chief Credit Officer.

     At the indicated dates the Company's non-performing assets were (in thousands):

                                                March 31,      December 31,
                                                  2000             1999
                                                -------        ------------
Nonaccrual :
  Tax certificates ..........................   $ 1,442          $ 2,258
  Loans and leases ..........................    32,744           42,741
                                                 ------           ------
  Total nonaccrual ..........................    34,186           44,999
                                                 ------           ------
Repossessed  Assets:
 Real estate owned, net
  of allowance ..............................     4,268            3,951
 Vehicles and equipment .....................       894            1,253
                                                 ------           ------
 Total repossessed assets ...................     5,162            5,204
Contractually past due 90 days or more (1) ..         -              410
                                                 ------           ------
                                                 39,348           50,613
Restructured loans ..........................         -                -
                                                 ------           ------
 Total non-performing assets ................   $39,348          $50,613
                                                 ======           ======
 (1) The majority of these loans at December 31, 1999 had matured and the borrowers continued to make payments under the matured loan agreement.

     As of March 31, 2000, a commercial loan in which BankAtlantic is a participant in a nationally syndicated credit facility was in violation of certain covenants in the loan agreement. The total commitment of BankAtlantic to this borrower is $13.7 million, of which $13.4 million is outstanding. As of this date, the borrower continues to make payment under the loan agreement; however, based on the fact that the borrower is continuing to incur operating losses it is possible that this loan may be included in the above table as a non-accruing loan in subsequent periods.

     The Company experienced declines in all non-accrual asset categories. The decrease in non-accrual loans and leases resulted from:

         1)   a $3.9 million decrease in consumer non-accrual loans,
         2) a $2.9 million decline in non-accrual residential loans including a $1.5 million decline in non-accrual residential loans purchased,
         3)   a $1.7 million reduction in non-accrual small business loans,
         4)   a $1.3 million decrease in non-accrual commercial loans and
         5)   a $190,000 decrease in non-accrual lease financing.

     Non-accrual   and  repossessed   consumer  loans  decreased   significantly
resulting  from  more  aggressive   disposition,   repossession  and  collection
procedures.

     The improvement in residential non-accrual loans reflects the Company either negotiating a payoff or foreclosing and selling the collateral on non-accrual residential loans acquired. The remaining decline in residential non-accrual loans reflects improvements in the delinquency trends of the portfolio.

     The reduction in small business non-accrual loans resulted from changes in the collection process resulting in improvements in the delinquency trends.

     Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

Non-Interest Income
                                                  For the Three Months Ended
                                                            March 31,
                                                -------------------------------
(In thousands)                                   2000         1999      Change
--------------                                  -------     -------     -------
Noninterest Income Bank Operations
Loan late fees and other  loan income ......   $  1,038    $  1,130    $    (92)
Gains on sales of loans held for sale,
 net of writedowns .........................         78         633        (555)
Gains on sales of property and equipment ...        182           -         182
Trading account gains (losses) .............         38         (69)        107
Gains on sales of securities availabe
 for sale, net of writedowns ...............         12         579        (567)
Transaction fees ...........................      3,251       3,591        (340)
ATM fees ...................................      2,515       2,199         316
Other ......................................        765       1,049        (284)
                                                -------     -------     -------
Non-interest income banking operations .....      7,879       9,112      (1,233)
                                                -------     -------     -------
RBCO Operations
Principal transactions .....................      4,958       3,000       1,958
Investment banking .........................      2,007       3,117      (1,110)
Commissions ................................      6,235       2,676       3,559
Other ......................................        255         147         108
                                                -------     -------     -------
Non-interest income - RBCO .................     13,455       8,940       4,515
                                                -------     -------     -------
Real Estate Operations .....................
Gains on sales of real estate held for sale       3,395       3,666        (271)
Equity in earnings (losses) of
 unconsolidated real estate joint ventures .       (284)      1,729      (2,013)
Utility expansion receivable sale ..........      3,902           -       3,902
Other ......................................        402          22         380
                                                -------     -------     -------
Non-interest income - real estate operations      7,415       5,417       1,998
                                                -------     -------     -------
Total non-interest income ..................   $ 28,749    $ 23,469    $  5,280
                                               ========    ========    ========

Non-Interest Income - Bank Operations

     During the three months ended March 31, 2000 the Company sold $6.5 million of loans held for sale for a $242,000 gain. Included in gains on sales of loans held for sale was a $164,000 writedown to the lower of cost or market associated with loans held for sale.

     During the three months ended March 31, 1999 the Company sold $38.5 million, $20.4 million and $1.1 million of loans originated for resale, loans purchased and classified as held for sale and leases for gains of $492,000, $64,000 and $77,000, respectively.

     During the three months ended March 31, 2000, the Company sold a parcel of land with a book value of $182,000 for a gain as shown in the above table.

     During the three months ended March 31, 2000, the Company realized gains of $38,000 on securities trading compared to a realized loss of $69,000 during the same 1999 period.

     During the three months ended March 31, 2000 the Company sold $317,000 of securities available for sale for a gain of $793,000 and recognized a writedown on marketable equity securities available for sale of $781,000. The writedown was made due to a significant decline in the market value of the securities. The decline was considered other than temporary due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuer of the security.

     During the three months ended March 31, 1999, the Company sold $63.5 million of securities available for sale for a $579,000 gain.
                                 20

     The decline in transaction fee income during the three months ended March 31, 2000 compared to the same period in 1999 primarily resulted from a decline in overdraft protection fee income reflecting the increased monitoring of deposit account activity in order to prevent check kiting and check fraud activities.

     The increase in ATM fee income during 2000 was primarily the result of a renegotiated profit sharing agreement and increased ATM activity at the Company's branch locations.

     The decline in other income during the three months ended March 31, 2000 was due to lower commissions earned from teller check outsourcing and deposit customer services such as teller check fees and account research fees.

Non-Interest Income - RBCO Operations

     The enhanced principal transaction income during the three months ended March 31, 2000 compared to the same 1999 period resulted from improved equity trading results. The significant increase in commission income was attributed to growth in RBCO's retail and institutional clients. The growth reflects fees from the brokerage operations conducted in various BankAtlantic branches and income from the Southeast Research Group which was acquired by RBCO in June 1999. The above improvements in non-interest income were partially offset by a decline in investment banking income primarily due to a weak IPO market for bank and thrift stocks during the three months ended March 31, 2000.

Non-Interest Income - Real Estate Operations

     During the three months ended March 31, 2000, gains on sales of real estate held for sale represented the net profits on sales of real estate by Levitt and Sons and SLWHC. During the first quarter of 2000, Levitt and Sons sold real estate inventory for a net gain of $2.2 million and SLWHC sold developed land for a net gain of $1.2 million. During the three months ended March 31, 1999 SLWHC sold developed land for a net gain of $3.7 million. Equity in earnings (losses) from unconsolidated joint ventures reflects the Company's real estate joint ventures. Other income primarily represents revenues from Levitt and Sons mortgage operations and storage income from a marina property.

     During February 2000, SLWHC received a cash payment of $8.5 million representing the full satisfaction of a certain receivable from a public municipality providing water and wastewater services to St. Lucie West. The cash payment is in full settlement of an agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.



                   [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Non-Interest Expenses
                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
(In thousands)                              2000      1999     Change
--------------                             ------    ------    ------
Noninterest expense Bank Operations
Employee compensation and benefits ....   $10,885   $ 9,641   $ 1,244
Occupancy and equipment ...............     5,601     5,188       413
Foreclosed asset activity, net ........       151        90        61
Advertising and promotion .............       581       326       255
Amortization of cost over fair value of
   net assets acquired ................       708       711        (3)
Other .................................     5,163     5,755      (592)
                                           ------    ------    ------
    Non-interest expenses .............    23,089    21,711     1,378
                                           ------    ------    ------
RBCO Operations
Employee compensation and benefits ....     9,844     6,450     3,394
Occupancy and equipment ...............       899       486       413
Advertising and promotion .............       272       248        24
Amortization of cost over fair value of
   net assets acquired ................       308       272        36
Other .................................     3,185     1,976     1,209
                                           ------    ------    ------
Non-interest expenses .................    14,508     9,432     5,076
                                           ------    ------    ------
Real Estate Operations
Employee compensation and benefits ....     1,325       152     1,173
Advertising and promotion .............       613       182       431
Selling, general and administrative ...     2,366       818     1,548
                                           ------    ------    ------
  Non-interest expenses ...............     4,304     1,152     3,152
                                           ------    ------    ------
Total non-interest expenses ...........   $41,901   $32,295   $ 9,606
                                           ======    ======    ======

Non-Interest Expenses - Bank Operations

     Compensation expense increased due principally to the growth of several lines of business, including internet banking, annual salary and benefit increases and one-time recruiting expenses.

     Occupancy and equipment expenses increased due to higher ATM equipment repair and maintenance along with additional costs incurred associated with branch network building repair and maintenance.

     The higher advertising expense relates to promotions associated with BankAtlantic's new deposit and loan products that were introduced during the first quarter of 2000.

     The improvement in other expenses resulted from lower ATM, consulting and general corporate expenses. The decline in ATM expenses primarily resulted from a review and renegotiation of various vendor contracts for all ATM vendors and suppliers. Additionally, the Company experienced a decrease in the following expense categories:

         1)   Telephone,
         2)   Postage,
         3)   Bank charges, and
         4)   Teller outages.



RBCO Non-Interest Expenses

     The significant increase in employee compensation and benefits was primarily due to higher commission expenses associated with the increase in commission revenues and a cumulative increase in salary, payroll taxes and insurance expenses associated with 58 additional employees. RBCO during 1999 significantly expanded its business activities including the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

     The increases in occupancy and equipment reflects additional rent and depreciation expenses associated with the expansion of business activities mentioned above.

     The higher amortization of cost over fair value of net assets acquired was attributable to the June 28, 1999 acquisition of the Southeast Research Group.

     The increase in other expenses resulted from additional telephone, quotation and postage expenses associated with the expanded business activities as well as a significant increase in floor brokerage and clearing fees reflecting a 130% increase in the number of trades.

Real Estate Operations Non-Interest Expenses

     The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt and Sons.

     Included in selling, general and administrative expenses during the three months ended March 31, 2000 and 1999 was $150,000 of consulting fees paid to the Abdo Companies, Inc., an affiliate of the Company. Additionally, included in selling, general and administrative expenses during the three months ended March 31, 2000 were $20,000 of management fees paid to BFC Financial Corporation, an affiliate of the Company.

Segment Reporting

     The table below provides segment information for continuing operations for the three months ended March 31, 2000 and 1999:

                                                    For the Three Months
(in thousands)                                          Ended March 31,
--------------                                      --------------------
                                                       2000       1999
                                                      ------     ------
Net contribution after income taxes ..............
Bank investment operations - wholesale residential   $ 2,180    $ 1,926
Bank investment operations - other ...............       585      1,031
Bank loan operations - retail products ...........    (4,653)      (600)
Bank loan operations - commercial products .......     4,657      3,860
Real estate operations ...........................     1,417      2,258
Investment banking operations ....................      (505)      (304)
                                                      ------     ------
Net contribution .................................   $ 3,681    $ 8,171
                                                      ======     ======

     Bank Investment Operations

     Segment net contribution from bank investment operations - other declined due to lower gains on the sale of loans and securities available for sale as well as a writedown of a marketable equity security. The additional noninterest income resulted from increased earning assets relating primarily to the purchase of securities during the period. The higher interest expense and overhead resulted from an increase in allocated overhead reflecting a decline in deposit related noninterest income and an increase in noninterest expenses.

     Segment net contribution from bank investment operations - wholesale residential increased primarily from an increase in earning assets and higher average yields. The additional earning assets represent loans purchased during the period and the improvement in yield reflects rate adjustments on adjustable rate loans. The additional overhead allocation reflects the increase in segment assets and higher bankwide allocated overhead.


     Bank Loan Operations

     Segment net contribution from bank loan operations - commercial increased due to a significant increase in loan balances due to loan origination and loan syndications. Also, contributing to the improved net contributions was a decline in the provision for loan losses attributed to a recovery on a nonaccrual loan and higher syndication loan growth during 1999 compared to 2000.

     Segment net contribution from bank loan operations - retail declined due to a significant increase in the provision for loan losses and declining portfolio balances. The additional provision for loan losses during 2000 was the result of increased small business and consumer loan charge-offs and delinquency trends. The decline in portfolio balances reflects lower fundings of small business loans and the Company ceasing the origination of indirect consumer loans during 1998.

     Real Estate Operations

     Segment net contribution from real estate operations decreased due to a decline in earnings from joint venture operations, a decline in land sales at
SLWHC, and a loss from Levitt and Sons operations. The above net contribution declines were partially offset by the sale of SLWHC utility expansion receivable. The additional overhead allocation reflects a significant increase in intercompany borrowings during 2000 compared to 1999.

     Investment Banking Operations

     Segment net contribution from investment banking operations declined resulting from increased operating expenses associated with RBCO expanded business activities. RBCO experienced a significant increase in commission and trading revenues, offset by lower investment banking revenues and higher compensation, communication and occupancy expenses. The increased compensation expense reflects higher commission expense associated with the commission revenue. The higher communication and occupancy expenses resulted from the expansion of RBCO operations and the acquisition of the Southeast Research Group.

Financial Condition

     The Company's total assets at March 31, 2000 were $4.3 billion compared to $4.2 billion at December 31, 1999. The increase in total assets primarily resulted from increased:

      1) loans held for sale balances due to bulk purchases of residential loans categorized as held for sale,
      2) securities available for sale resulting from the purchase of adjustable rate mortgage backed securities,
      3)  tax certificate purchases, and
      4) securities purchased under resell agreements associated with RBCO activities.

     The above increases in total assets were partially offset by decreased:

      1) loans receivable resulting from the repayment of consumer indirect automobile loans and purchased residential loans held to maturity,
      2)  trading securities related to RBCO operations, and
      3) real estate held for development and sale and joint ventures due to sales.

     The Company's total liabilities at March 31, 2000 were $4.0 billion compared to $3.9 billion at December 31, 1999. The increase in total liabilities primarily resulted from increased:

      1) deposit balances reflecting the introduction of new deposit products, and
      2) advances from the FHLB used to fund growth in securities available for sale.

     The  above  increases  in  total   liabilities  were  partially  offset  by
decreased:

      1)  short term borrowings due to deposit growth, and
      2) subordinated debentures due to the repurchase of $25 million of 5 5/8% convertible subordinated debentures, partially offset by the issuance of $15 million of investment notes.


Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

Equity Price Risk

     The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, trading and available for sale securities at March 31, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                   Available       Securities        Total
   Percent          Trading         for Sale        Sold Not         Dollar
  Change in        Securities      Securities         Yet         Change from
 Fair Value        Fair Value      Fair Value      Purchased           0%
--------------    ------------    ------------    -----------    ------------
     20 %           $ 9,812         $ 26,719        $(900)         $  5,938
     10 %           $ 8,995         $ 24,493        $(825)         $  2,970
      - %           $ 8,177         $ 22,266        $(750)         $      -
    (10)%           $ 7,359         $ 20,039        $(675)         $ (2,970)
    (20)%           $ 6,542         $ 17,813        $(600)         $ (5,938)


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

     The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the
Company's:

            loan portfolio,
            debt securities available for sale,
            investment securities,
            FHLB stock,
            Federal Funds sold,
            government securities,
            Eurodollar time deposit options and futures deposits, including brokered deposits and public funds, advances from FHLB, securities sold under agreements to repurchase, Federal Funds purchased,
            Notes and Bonds payable
            Subordinated Debentures,
            Trust Preferred Securities,
            Interest rate swaps, and
            Off-balance sheet loan commitments.

     The Company has fixed rate loan commitments aggregating $6.4 million at March 31, 2000.

     The model calculates the net potential gains and losses in net portfolio fair value by:

              (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2000,
              (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
              (iii)   the difference between the fair value calculated in
                      (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

     Presented below is an analysis of the Company's interest rate risk at March 31, 2000 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                          Net Portfolio
            Changes           Value           Dollar
            in Rate           Amount          Change
            --------      -------------      --------
                           In thousands
             +200 bp        $ 258,485       $ (86,554)
             +100 bp        $ 307,559       $ (37,480)
                0 bp        $ 345,039       $       -
            (100) bp        $ 368,358       $  23,319
            (200) bp        $ 347,867       $   2,828

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

             loan prepayment rates,
             deposit decay rates,
             market values of certain assets under the representative interest rate scenarios, and repricing of certain deposits and borrowings

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


Liquidity and Capital Resources

     The Company's principal source of cash flow is dividends from BankAtlantic, sales of securities available for sale and proceeds from the issuance of debt and equity securities. Such funds were utilized by the Company to pay dividends on its outstanding common stock, interest payments on its Debentures, acquire its common stock and to fund the repurchase of Debentures under the tender offer. Dividends from BankAtlantic to the Company are currently subject to regulatory approval.

     BankAtlantic's primary sources of funds during the first three months of 2000 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, repay advances from borrowers for taxes and insurance and to purchase FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At March 31, 2000, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     The Company's commitments to originate and purchase loans at March 31, 2000 were $245.1 million and $55.8 million compared to $212.7 million and zero at March 31, 1999. Additionally, the Company had commitments to purchase $30.1 million of mortgage-backed securities at March 31, 2000 compared to zero during the same 1999 period. At March 31, 2000, loan commitments were 10.96% of net loans receivable. At March 31, 2000, commitments to sell mortgage backed securities were $49.5 million.

     Leasing Technology Inc. ("LTI") is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At March 31, 2000, the amount of lease payments subject to such recourse provisions was approximately $2.1 million and a $84,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     In January 2000, the Board of Directors of the Company approved a corporate transaction which would result in the redemption and retirement of all publicly held outstanding shares of Class B common stock at a price of $6.00 per share payable in cash. Based on the number of Class B common shares outstanding at March 31, 2000 and assuming 25% of outstanding Class B stock options are exercised prior to the effective date of the corporate transaction, approximately $32 million in cash will be required to consummate the corporate transaction. The Class B common stock represents 100% of the voting rights of the Company. BFC Financial Corporation and its affiliates currently beneficially own in excess of 50% of BankAtlantic Bancorp's Class B common stock. As a result of the transaction which is structured as a merger, BFC Financial Corporation would be the sole holder of the Class B common stock. The Company's Class A common stock will be unaffected by the transaction and will remain outstanding. Outstanding options to purchase Class A common stock will remain exercisable for the same number of shares of Class A common stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5- 5/8% Convertible Subordinated Debentures due 2007 will remain convertible into the same number of shares of Class A common stock of the Company as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger. All outstanding options to acquire Class B common stock will automatically be exchanged for options to acquire Class A common stock on a basis which preserves the intrinsic value of the option on the effective date of the corporate transaction. The options will otherwise be on substantially the same terms and conditions as the former options to purchase shares of Class B common stock, including vesting and term. The proposed transaction is subject to approval of the Company's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

     In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures for an aggregate purchase price of $18.75 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.


     In January 2000, the Company began an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that only $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At March 31, 2000 the Company had issued an aggregate of $15.4 million of investment notes with interest rates between 10% and 11% and maturity dates between February 2002 and April 2002. The Company used a portion of the proceeds to pay a portion of the purchase price for the debentures tendered pursuant to the tender offer described above and also intends to use the proceeds to fund the proposed merger and for general corporate purposes. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

     On March 1, 2000, 749,533 restricted shares of Class A common stock issued to key employees of RBCO in connection with the acquisition of RBCO were retired in exchange for the establishment of interests in the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. In January 2000, each participant in the RBCO retention pool was provided the opportunity to exchange those restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the RBCO acquisition. The Company may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). Subject to the terms of the Plan, the participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise it rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%. As a result of the exchange, stockholders' equity declined by $3.2 million with a corresponding increase in other liabilities.

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to- time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $3.3 million to repurchase and retire 551,000 shares of Class B common stock during the three months ended March 31, 2000.

     During the three months ended March 31, 2000 the Company entered into interest rate swap contracts with an aggregate notional amount of $125 million. The interest rate swaps terminate during the first quarter of 2002. The interest rate swap contracts obligate the Company to pay the one month LIBOR index and the Company receives an average fixed rate of interest of 7.08%. The interest rate swap contracts were executed to convert the Company's 7% fixed rate callable time deposits to a one-month LIBOR interest rate. The Company has elected hedge accounting treatment for the interest rate swaps; therefore, any adjustment to the carrying amount of the interest rate swaps shall be recognized in the carrying amount of the callable time deposits.

     At the indicated date BankAtlantic's capital amounts and ratios were:

                                                            Minimum Ratios
                                                       ------------------------
                                                       Adequately      Well
                               Actual                 Capitalized   Capitalized
                               Amount    Ratio           Ratio         Ratio
                              --------   ------       -----------   -----------
(In thousands)
AT MARCH 31, 2000:
Total risk-based capital     $ 349,133    12.99%         8.00%         10.00%
Tier I risk-based capital    $ 315,372    11.74%         4.00%          6.00%
Tangible capital             $ 315,372     7.71%         1.50%          1.50%
Core capital                 $ 315,372     7.71%         4.00%          5.00%

AT DECEMBER 31, 1999:
Total risk-based capital     $ 339,322    13.30%         8.00%         10.00%
Tier I risk-based capital    $ 307,270    12.04%         4.00%          6.00%
Tangible capital             $ 307,270     7.71%         1.50%          1.50%
Core capital                 $ 307,270     7.71%         4.00%          5.00%



     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

     The Company's wholly owned subsidiary, RBCO, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At March 31, 2000, RBCO's regulatory net capital was approximately $14.1 million, which exceeded minimum net capital rule requirements by $13.1 million.

     RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2000.

PART II - OTHER INFORMATION

     Exhibits and Reports on Form 8K

      (a)     Exhibits

         Exhibit 2 Amended and Restated Agreement and Plan of Merger, dated March 29, 2000 by and among the Company and BBC Sub, Inc. (incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement filed on April 10, 2000)

         Exhibit 10   BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan

         Exhibit 11   Statement re:  Computation of Per Share Earnings


      (b)     Reports on Form 8K

              A report on Form 8K dated January 13, 2000 was filed with the Securities and Exchange Commission announcing a corporate merger which would result in the redemption and retirement of all publicly held Class B common stock.
                                     30

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BANKATLANTIC BANCORP, INC.


May 15, 2000                       By:   /s/Alan B. Levan
------------                             ----------------
   Date                                  Alan B. Levan
                                         Chief Executive Officer/
                                         Chairman/President



May 15, 2000                       By:   /s/James A. White
------------                             -----------------
  Date                                   James A. White
                                         Executive Vice President,
                                         Chief Financial Officer