Form 10-Q
period 2000-06-30
BANKATLANTIC BANCORP INC
filed 2000-08-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228


                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)


          Florida                                       65-0507804
  ------------------------------                    ------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   1750 East Sunrise Boulevard
    Ft. Lauderdale, Florida                               33304
    -----------------------                             ----------
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

                              YES [X]         NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                        Outstanding at
           Title of Each Class                          August 8, 2000
  -----------------------------------------------      ----------------
  Class A Common Stock, par value $0.01 per share         31,681,764
  Class B Common Stock, par value $0.01 per share          9,881,585

BANKATLANTIC BANCORP, INC.



                                TABLE OF CONTENTS



FINANCIAL INFORMATION                                          Page Reference

  Financial Statements                                               1-11


  Consolidated Statements of Financial Condition -
     June 30, 2000 and 1999 and December 31, 1999 - Unaudited         4

  Consolidated Statements of Operations - for the Three and Six
     Months Ended June 30, 2000 and 1999 - Unaudited                 5-6

  Consolidated Statements of Stockholders' Equity and
     Comprehensive Income - for the Six Months Ended June 30,
     2000 and 1999 - Unaudited                                       7-8

  Consolidated Statements of Cash Flows - for the Six Months
     Ended June 30, 2000 and 1999 - Unaudited                        9-11

  Notes to Consolidated Financial Statements - Unaudited            12-18

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                      19-36


OTHER INFORMATION

  Exhibits and Report on Form 8K                                     37

  Signatures                                                         38

BANKATLANTIC BANCORP, INC.












                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                                 June 30,     December 31,     June 30,
(In thousands, except share data)                                  2000           1999           1999
                                                                ----------    ------------    ----------

ASSETS
Cash and due from depository institutions ..................   $    80,430    $    90,070    $   103,300
Federal Funds sold and securities purchased under
 resell agreements .........................................         1,122            313            474
Tax certificates and other securities held to maturity .....       361,186        113,000         93,315
Loans receivable, net ......................................     2,412,527      2,469,472      2,404,380
Loans held for sale ........................................       368,009        220,236        278,092
Securities available for sale, at market value .............       773,076        818,308      1,005,265
Trading securities, at market value ........................        16,796         23,311         20,042
Accrued interest receivable ................................        38,539         30,594         30,141
Real estate held for development and sale and joint
 ventures ..................................................       156,974        149,964         68,706
Real estate owned, net .....................................         5,465          3,951          5,399
Office properties and equipment, net .......................        56,155         55,473         56,364
Federal Home Loan Bank stock, at cost which approximates
 market value ..............................................        50,958         56,410         45,777
Deferred tax asset, net ....................................        38,469         41,487         22,581
Cost over fair value of net assets acquired, net ...........        51,913         53,553         55,669
Other assets ...............................................        26,972         33,759         59,702
                                                                ----------     ----------     ----------
Total assets ...............................................   $ 4,438,591    $ 4,159,901    $ 4,249,207
                                                                ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...................................................   $ 2,138,319    $ 2,027,892    $ 2,230,301
Advances from FHLB .........................................       989,140      1,098,186        915,525
Federal Funds purchased ....................................             0          5,900         13,800
Securities sold under agreements to repurchase .............       676,502        423,223        467,360
Subordinated debentures, notes and bonds payable ...........       225,519        228,773        183,304
Guaranteed preferred beneficial interests in the Company's
  Junior Subordinated Debentures ...........................        74,750         74,750         74,750
Advances by borrowers for taxes and insurance ..............         7,381          2,595         47,692
Other liabilities ..........................................        80,186         62,696         79,887
                                                                ----------     ----------     ----------
Total liabilities ..........................................     4,191,797      3,924,015      4,012,619
                                                                ----------     ----------     ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares
   authorized:  none issued and outstanding ................             0              0              0
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares; issued and outstanding, 31,681,764, 32,418,470
   and 31,535,429 shares ...................................           317            324            260
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares; issued and outstanding, 9,799,596, 10,264,516 and
   10,375,215 shares .......................................            98            102            104
Additional paid-in capital .................................       134,606        145,399        141,243
Unearned compensation  - restricted stock grants ...........          (492)        (5,633)        (6,510)
Retained earnings ..........................................       132,994        122,639        111,477
                                                                ----------     ----------     ----------
Total stockholders' equity before accumulated other
   comprehensive income ....................................       267,523        262,831        246,574
Accumulated other comprehensive loss - net unrealized
   depreciation on securities available for sale - net of
   deferred income taxes ...................................       (20,729)       (26,945)        (9,986)
                                                                ----------     ----------     ----------
Total stockholders' equity .................................       246,794        235,886        236,588
                                                                ----------     ----------     ----------
Total liabilities and stockholders' equity .................   $ 4,438,591    $ 4,159,901    $ 4,249,207
                                                                ==========     ==========     ==========

                          See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.



                               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                         For the Three Months       For the Six Months
(In thousands, except share data)                            Ended June 30,           Ended June 30,
                                                        ----------------------    ----------------------
INTEREST INCOME:                                            2000        1999         2000         1999
                                                         ---------    --------    ---------     --------
Interest and fees on loans and leases ...............   $  60,964    $  55,369   $  119,848    $ 108,933
Interest on banker's acceptances ....................         247          200          487          389
Interest and dividends on securities available
  for sale ..........................................      14,361       14,618       28,000       24,671
Interest and dividends on tax certificates and
  other securities held to maturity and trading
  securities ........................................       4,574        3,344        9,035        5,950
                                                        ---------    ---------    ---------    ---------
Total interest income ...............................      80,146       73,531      157,370      139,943
                                                        ---------    ---------    ---------    ---------
INTEREST EXPENSE:
Interest on deposits ................................      22,267       20,529       42,105       37,120
Interest on advances from FHLB ......................      15,692       13,337       31,540       26,834
Interest on securities sold under agreements to
  repurchase and federal funds purchased ............       7,407        4,353       13,989        8,397
Interest on subordinated debentures, guaranteed
  preferred interest in the Company's Junior
  Subordinated Debentures and notes and bonds payable       6,932        4,912       13,521        9,699
Capitalized interest ................................      (1,841)        (157)      (3,526)        (332)
                                                        ---------    ---------    ---------    ---------
Total interest expense ..............................      50,457       42,974       97,629       81,718
                                                        ---------    ---------    ---------    ---------
Net interest income .................................      29,689       30,557       59,741       58,225
Provision for loan losses ...........................       4,533        5,669       15,320       10,833
                                                        ---------    ---------    ---------    ---------
Net interest income after provision for loan losses .      25,156       24,888       44,421       47,392
                                                        ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
Loan late fees and other loan income ................       1,069        1,359        2,107        2,489
Gains (losses) on loans held for sale, net of write
  down ..............................................        (367)         234         (289)         867
Gains on sales of property and equipment ............          58        1,459          240        1,459
Gains on sales of securities available for sale, net
  of write down .....................................         218          839          230        1,418
Trading securities gains (losses) ...................         (16)          15           22          (54)
Levitt Corp. sales of real estate and joint venture
  activities ........................................       2,646        1,302        5,757        6,697
Levitt Corp. utility expansion receivable sale ......         363            0        4,265            0
Ryan, Beck principal transactions ...................       4,043        1,704        9,001        4,704
Ryan, Beck investment banking .......................       3,032        1,223        5,039        4,340
Ryan, Beck commissions ..............................       5,429        3,331       11,664        6,007
Transaction fees ....................................       3,221        3,428        6,472        7,019
ATM fees ............................................       2,718        2,504        5,233        4,703
Other ...............................................       1,387        1,280        2,809        2,498
                                                        ---------    ---------    ---------    ---------
Total non-interest income ...........................      23,801       18,678       52,550       42,147
                                                        ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
Employee compensation/benefits excluding Ryan, Beck
  and Levitt Corp ...................................      11,120        9,034       22,005       18,675
Employee compensation/benefits for Ryan, Beck
  and Levitt Corp ...................................      10,048        6,717       21,217       13,319
Occupancy and equipment .............................       6,447        6,001       12,947       11,675
Advertising and promotion ...........................       2,670          937        4,136        1,693
Foreclosed asset activity, net ......................         124       (1,355)         275       (1,265)
Amortization of cost over fair value of net assets
  acquired ..........................................       1,024          986        2,040        1,969
Other excluding Ryan, Beck and Levitt Corp ..........       5,210        3,907       10,261        9,389
Other for Ryan, Beck and Levitt Corp ................       4,850        3,437       10,513        6,504
                                                        ---------    ---------    ---------    ---------
Total non-interest expense ..........................      41,493       29,664       83,394       61,959
                                                        ---------    ---------    ---------    ---------
Income before income taxes, discontinued operations
  and extraordinary item ............................       7,464       13,902       13,577       27,580
Provision for income taxes ..........................       2,461        5,273        4,893       10,780
                                                        ---------    ---------    ---------    ---------
Income from continuing operations ...................       5,003        8,629        8,684       16,800
Income from discontinued operations, net of taxes ...         259          801          259          801
                                                        ---------    ---------    ---------    ---------
Income before extraordinary item ....................       5,262        9,430        8,943       17,601
Extraordinary item, net of taxes ....................           0            0        3,466            0
                                                        ---------    ---------    ---------    ---------
Net Income ..........................................  $    5,262   $    9,430   $   12,409   $   17,601
                                                        =========    =========    =========    =========

                See Notes to Consolidated Financial Statements - Unaudited (Continued)

                                                                -5-

BANKATLANTIC BANCORP, INC.


                               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                               For the Three Months         For the Six Months
                                                                  Ended June 30,              Ended June 30,
                                                             ------------------------    ------------------------
                                                                2000          1999          2000          1999
                                                             ----------    ----------    ----------    ----------
CLASS A COMMON SHARES
Basic earnings per share from continuing operations ....    $      0.12   $      0.22   $      0.21   $      0.42
Basic earnings per share from discontinued operations ..           0.01          0.02          0.01          0.02
Basic earnings per share from extraordinary item .......           0.00          0.00          0.09   $      0.00
                                                             ----------    ----------    ----------    ----------
Basic earnings per share ...............................    $      0.13   $      0.24   $      0.31   $      0.44
                                                             ==========    ==========    ==========    ==========

Diluted earnings  per share from continuing operations .    $      0.11   $      0.17   $      0.20   $      0.33
Diluted earnings  per share from discontinued operations           0.00          0.01          0.00          0.02
Diluted earnings  per share from extraordinary item ....           0.00          0.00          0.06          0.00
                                                             ----------    ----------    ----------    ----------
Diluted earnings  per share ............................    $      0.11   $      0.18   $      0.26   $      0.35
                                                             ==========    ==========    ==========    ==========
Basic weighted average number of common shares
  outstanding ..........................................     31,546,061    30,385,075    31,522,835    30,540,788
                                                             ==========    ==========    ==========    ==========
Diluted weighted average number of common and common
  equivalent shares outstanding ........................     47,194,152    48,580,788    47,894,114    48,760,391
                                                             ==========    ==========    ==========    ==========

CLASS B COMMON SHARES
Basic earnings  per share from continuing operations ...    $      0.11   $      0.20   $      0.19   $      0.39
Basic earnings per share from discontinued operations ..           0.01          0.02          0.01          0.02
Basic earnings per share from extraordinary item .......           0.00          0.00          0.08          0.00
                                                             ----------    ----------    ----------    ----------
Basic earnings  per share ..............................    $      0.12   $      0.22   $      0.28   $      0.41
                                                             ==========    ==========    ==========    ==========

Diluted earnings per share from continuing operations ..    $      0.11   $      0.17   $      0.19   $      0.32
Diluted earnings per share from discontinued operations            0.01          0.01          0.00          0.01
Diluted earnings per share from extraordinary item .....           0.00          0.00          0.06          0.00
                                                             ----------    ----------    ----------    ----------
Diluted earnings per share .............................    $      0.12   $      0.18   $      0.25   $      0.33
                                                             ==========    ==========    ==========    ==========

Basic weighted average number of common shares
  outstanding ..........................................      9,774,193    10,363,216     9,916,211    10,361,476
                                                             ==========    ==========    ==========    ==========
Diluted weighted average number of common and common
  equivalent shares outstanding ........................     10,270,725    11,074,638    10,412,743    11,084,770
                                                             ==========    ==========    ==========    ==========



                                See Notes to Consolidated Financial Statements - Unaudited (Continued)

                                                              -6-

BANKATLANTIC BANCORP, INC.


                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                                    Net
                                                                                     Unearned   Unrealized
                                                                                      Compen-    Apppreci-
                                                               Addi-                  sation     ation on
                                          Compre-             tional                Restricted  Securities
                                          hensive   Common    Paid-in    Retained     Stock      Available
   (In thousands)                         Income     Stock    Capital    Earnings     Grants     for Sale     Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 ............            $   372   $147,686   $  95,818   $ (7,062)   $   3,626   $ 240,440
 Net income ...........................  $ 17,601        0          0      17,601          0            0      17,601
                                          -------
 Other comprehensive income (loss), net
   of tax:
  Change in unrealized losses on
   securities available for sale ......   (14,323)
  Reclassification adjustment for net
   losses included in net income ......       711
                                          -------
  Other comprehensive loss ............   (13,612)
                                          -------
 Comprehensive income .................  $  3,989
                                          =======
 Dividends on Class A common stock ....                  0          0      (1,424)         0            0      (1,424)
 Dividends on Class B common stock ....                  0          0        (518)         0            0        (518)
 Fair value of stock options granted to
   non-employees ......................                  0         69           0          0            0          69
 Exercise of Class A common stock
   options ............................                  0        206           0          0            0         206
 Exercise of Class B common stock
   options ............................                  0         77           0          0            0          77
 Tax effect relating to the exercise of
   stock options ......................                  0         45           0          0            0          45
 Purchase and  retirement of Class A
   common stock .......................                (10)    (8,384)          0          0            0      (8,394)
 Issuance of Class A restricted common
   stock for acquisitions .............                  2      1,082           0          0            0       1,084
 Forfeited Class A restricted common
   stock ..............................                  0        (89)          0         89            0           0
 Amortization of unearned compensation -
   restricted stock grants ............                  0          0           0      1,014            0       1,014
 Unearned compensation retention pool
   grants .............................                  0        551           0       (551)           0           0
 Net change in unrealized depreciation
   on securities available for sale-net
   of deferred income taxes ...........                  0          0           0          0      (13,612)    (13,612)
----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999 ................            $   364   $141,243    $111,477   $ (6,510)   $  (9,986)  $ 236,588
======================================================================================================================




                                See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.



                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (Continued)

                                                                                                    Net
                                                                                     Unearned   Unrealized
                                                                                      Compen-    Apppreci-
                                                               Addi-                  sation     ation on
                                          Compre-             tional                Restricted  Securities
                                          hensive   Common    Paid-in    Retained     Stock      Available
   (In thousands)                         Income     Stock    Capital    Earnings     Grants     for Sale     Total
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 ............            $   426   $145,399   $ 122,639   $ (5,633)   $ (26,945)  $ 235,886
 Net income ...........................  $ 12,409        0          0      12,409          0            0      12,409
                                          -------
 Other comprehensive income (loss), net
   of tax:
  Change in unrealized gains on
   securities available for sale ......     6,884
  Reclassification adjustment for net
    gains included in net income ......      (668)
                                          -------
  Other comprehensive loss ............     6,216
                                          -------
 Comprehensive income .................  $ 18,625
                                          =======
 Dividends on Class A common stock ....                  0          0      (1,601)         0            0      (1,601)
 Dividends on Class B common stock ....                  0          0        (453)         0            0        (453)
 Exercise of Class B common stock
   options ............................                  2        634           0          0            0         636
 Tax effect relating to the exercise of
   stock options ......................                  0        152           0          0            0         152
 Purchase and  retirement of Class B
   common stock .......................                 (6)    (3,855)          0          0            0      (3,861)
 Forfeited Class A restricted common
   stock ..............................                  0       (123)          0        103            0         (20)
 Exchange of Class A restricted common
   stock for participaiton in deferred
   compensation plan ..................                 (7)    (7,779)          0      4,599            0      (3,187)
 Amortization of unearned compensation -
   restricted stock grants ............                  0          0           0        439            0         439
 Issuance of Class A restricted common
   stock for acquisitions .............                  0        178           0          0            0         178
 Net change in unrealized depreciation
   on securities available for sale-net
   of deferred income taxes ...........                  0          0           0          0        6,216       6,216
----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000 ................            $   415   $134,606    $132,994   $   (492)   $ (20,729)  $ 246,794
======================================================================================================================



                                See Notes to Consolidated Financial Statements - Unaudited (Continued)


BANKATLANTIC BANCORP, INC.



                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                            For the Six Months
                                                              Ended June 30,
                                                           -------------------

(In thousands, except share data)                            2000       1999
                                                           -------     -------
Operating activities:
  Income from continuing operations ...................   $  8,684    $ 16,800
  Income from discontinued operations .................        259         801
  Extraordinary item ..................................      3,466           0
Adjustments to reconcile net income to net cash in
   operating activities:
  Provision for loan losses ...........................     15,320      10,833
  Provision for losses on real estate owned ...........         62         131
  Depreciation, amortization and accretion, net .......      6,458      13,989
  Write-off of deferred offering costs ................        673           0
  Gain on sale of mortgage servicing rights ...........        (88)          0
  Decrease (increase) in deferred tax asset, net ......       (916)      6,163
  Trading account (gains) losses ......................        (22)         54
  Purchases of trading securities .....................          0         (30)
  Proceeds from sales of trading securities ...........         22         (54)
  Decrease in trading securities owned at market - RBCO      6,515       9,993
  Losses (gains) on sales of real estate owned ........        101      (1,617)
  Change in real estate inventory .....................        (97)        721
  Gains on sales of securities available for sale .....     (1,011)     (1,418)
  Write-down of securities available for sale .........        781           0
  Gains on sales of property and equipment ............       (240)     (1,459)
  Proceeds from sales of loans held for sale ..........     23,824      87,633
  Funding of loans held for sale ......................    (18,329)    (30,337)
  Loans purchased, classified as held for sale ........    (80,840)   (161,448)
  Loans held for sale valuation allowance .............        821           0
  Gains on sales of loans held for sale ...............       (444)       (867)
  Provision for tax certificate losses ................        444         193
  Increase in accrued interest receivable .............     (7,945)     (2,370)
  Decrease in other assets ............................      3,169       9,152
  Equity in losses (earnings) of unconsolidated real
    estate joint ventures .............................        411      (1,310)
  Increase (decrease) in other liabilities ............      4,297      (2,941)
                                                          --------    --------
  Net cash used by operating activities ...............    (34,625)    (47,388)
                                                          --------    --------


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

                                                         For the Six Months
                                                           Ended June 30,
                                                       ----------------------

(In thousands, except share data)                         2000         1999
                                                       ---------     --------
Investing activities:
Proceeds from redemption and maturities of tax
  certificates .....................................  $   51,292    $  24,470
Maturities of other securities .....................       5,195            0
Purchases of tax certificates and other securities .    (110,405)     (68,082)
Proceeds from sales of securities available for sale      79,040      139,899
Principal collected on securities available for sale      86,612      112,320
Purchases of securities available for sale .........     (79,874)    (680,173)
Purchases of mortgage-backed securities held to
  maturity .........................................    (180,396)           0
Proceeds from sales of FHLB stock ..................      13,657       12,678
FHLB stock acquired ................................      (8,205)      (6,225)
Principal reduction on loans .......................     520,298      775,188
Loan funding for portfolio .........................    (489,369)    (630,712)
Loans purchased for portfolio ......................     (75,667)     (58,552)
Proceeds from maturities of banker's acceptances ...       3,662        7,838
Purchases of banker's acceptances ..................      (2,809)     (15,370)
Proceeds from sales of real estate owned ...........       2,089        8,078
REO acquired in connection with bulk residential
  loan purchases ...................................           0       (2,678)
Mortgage servicing rights acquired .................           0         (897)
Proceeds from sales of mortgage servicing rights ...         882       12,377
Cost of equipment acquired for lease ...............     (24,424)     (15,547)
Additions to office property and equipment .........      (3,656)      (2,723)
Proceeds from sales of property and equipment ......         422        2,416
Investment in and advances to joint ventures, net ..      (7,324)     (14,373)
Acquisition, net of cash acquired ..................        (210)      (1,221)
                                                       ---------    ---------
Net cash used in investing activities ..............    (219,190)    (401,289)
                                                       ---------    ---------
Financing activities:
Net increase in deposits ...........................      71,333      278,302
Interest credited to deposits ......................      39,094       26,227
Repayments of FHLB advances ........................    (805,050)    (458,047)
Proceeds from FHLB advances ........................     696,004      329,000
Net increase in securities sold under agreements
  to repurchase ....................................     253,279      305,267
Net decrease in federal funds purchased ............      (5,900)      (4,700)
Repayment of notes payable .........................     (12,849)      (1,571)
Increase in notes payable ..........................       7,027        1,812
Issuance of common stock relating to exercise of
  employee stock options ...........................         636          283
Issuance of common stock options to non-employees ..           0           69
Retirement of subordinated debentures ..............     (25,083)           0
Issuance of investment notes .......................      27,651            0
Payments to acquire and retire common stock ........      (3,861)      (8,394)
Receipts (repayments) of advances by borrowers
  for taxes and insurance ..........................       4,786      (14,654)
Common stock dividends paid ........................      (2,083)      (1,966)
                                                       ---------    ---------
Net cash provided by financing activities ..........     244,984      451,628
                                                       ---------    ---------
Increase (decrease) in cash and cash equivalents ...      (8,831)       2,951
Cash and cash equivalents at beginning of period ...      90,383      100,823
                                                       ---------     --------
Cash and cash equivalents at end of period .........      81,552      103,774
                                                       =========    =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

                                                            For the Six Months
                                                              Ended June 30,
                                                           --------------------
(In thousands, except share data)                            2000        1999
                                                           --------     -------
 Supplementary disclosure and non-cash investing and
   financing activities:
 Interest paid on borrowings and deposits ..............    103,294    $ 77,479
 Income taxes paid .....................................      2,000       5,000
 Loans transferred to real estate owned ................      3,766       4,518
 Commercial non-mortgage loans held for investment
   transferred to held for sale ........................    123,868           0
 Issuance of Class A common stock upon acquisitions ....        178       1,084
 Loan charge-offs ......................................     13,638      12,669
 Tax certificate charge-offs, net ......................        549         377
 Changes in proceeds receivable from sales of mortgage
   servicing rights ....................................          0      20,991
Class A common stock dividends; not paid until July ....        802         713
Class B common stock dividends; not paid until July ....        225         259
Increase in equity for the tax effect related to the
   exercise of employee stock options ..................        152          45
Change in net unrealized depreciation on securities
   available for sale ..................................     10,151     (22,208)
 Change in deferred taxes on net unrealized depreciation
   on securities available for sale ....................     (3,935)      8,596
 Change in stockholders' equity from net unrealized
   depreciation on securities available for sale, less
   related deferred income taxes .......................      6,216     (13,612)
 Increase in real estate held for development and sale
   resulting from roadway improvement development bond .          0       5,949
 Reduction in stockholders' equity from the retirement
   of restricted stock .................................     (3,187)          0
 Increase in other liabilities from the retirement of
   restricted stock ....................................      3,187           0
 Accrual for purchases of tax certificates, paid in July     10,167      10,164
 Loan securitization ...................................     33,577           0





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

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2000, December 31, 1999 and June 30, 1999 and the consolidated results of operations for the three and six months ended June 30, 2000 and 1999, the consolidated stockholders' equity and comprehensive income; and the consolidated cash flows for the six months ended June 30, 2000 and 1999. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 2. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10K for the year ended December 31, 1999 and the March 31, 2000 Form 10-Q.

2. SUBORDINATED DEBENTURES, INVESTMENT NOTES AND EQUITY CAPITAL

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $596,500 and $3.9 million to repurchase and retire 100,000 and 651,000 shares of Class B common stock during the three and six months ended June 30, 2000, respectively. Pursuant to a previously announced plan to repurchase shares of common stock, the Company paid $8.4 million to repurchase and retire 1,149,655 shares of Class A common stock during the six months ended June 30, 1999. There were no shares of common stock repurchased during the three months ended June 30, 1999.

     During the three and six months ended June 30, 2000, 69,450 and 186,080 shares of Class B incentive and non-qualifying stock options were exercised resulting in a $299,000 and $788,000 increase in stockholders' equity. The tax effect included in the preceding amount was $64,000 and $152,000, respectively.

     During the three months ended June 30, 1999, 32,340 and 18,673 of Class A and Class B incentive and non-qualifying stock options, respectively, were exercised resulting in a $260,000 increase in stockholders' equity. The tax effect included in the preceding amount was $33,000. During the six months ended June 30, 1999, 40,954 and 22,770 of Class A and Class B incentive and non-qualifying stock options, respectively, were exercised resulting in a $328,000 increase in stockholders' equity. The tax effect included in the preceding amount was $45,000.

     On  May  2,  2000,  the  Board  of  Directors  granted,   pursuant  to  the
BankAtlantic Bancorp 1999 stock option plan, incentive stock options and non-qualifying stock options to purchase 317,500 shares of Class A common stock to selected officers and directors of the Company. The options vest in five years and expire ten years after the grant date except for options issued to non-officer Directors which vested immediately and 34,064 options which vest 66 months from the grant date. The exercise price for all of the above option grants was equal to the market value of the underlying common stock at the date of grant ($3.688) except for 90,000 options that were issued at 110% of the fair market value at the date of the grant.

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

     On June 1, 2000 and 1999, pursuant to the February 1998 acquisition agreement under which RBCO acquired Cumberland Advisors, the Company issued 55,239 and 40,968 shares of Class A common stock and made a cash payment of $210,000 and

BANKATLANTIC BANCORP, INC.




$266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was considered an adjustment to the purchase price of
Cumberland Advisors and not compensation for services subsequent to the acquisition date. The Class A common stock is subject to restrictions prohibiting transfers for two years.

     On June 28, 1999, RBCO acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 154,496 shares of restricted Class A common stock and $875,000 of cash. The Company also accrued $57,000 of acquisition costs. Southeast Research Partners, Inc. is being operated as a division of RBCO.

     On February 29, 2000 the Company completed a tender offer and purchased $25 million aggregate principal amount of the Company's 5 5/8% Convertible Subordinated Debentures for an aggregate purchase price of $18.75 million. The Company recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

     In January 2000, the Company commenced an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that no more than $75 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At June 30, 2000 the Company had issued an aggregate of $27.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and June 2002.

3. TRADING SECURITIES

     During the three and six months ended June 30, 2000, the Company realized losses of $16,000 and gains of $22,000 on trading securities compared to a realized gain of $15,000 and a realized loss of $54,000 during the same 1999 period.

     The RBCO gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and six months ended June 30, 2000, RBCO realized net gains from principal transactions of $4.0 million and $9.0 million, respectively, compared to net gains of $1.7 million and $4.7 million during the same 1999 periods. Furthermore, included in other liabilities at June 30, 2000 and December 31, 1999 was $383,000 and $2.6 million, respectively, of securities sold not yet purchased, relating to RBCO trading activity.

    The Company's trading securities consist of the following (in thousands):


                                 June 30,   December 31,     June 30,
                                   2000         1999           1999
                                 --------   ------------    ---------
Debt obligations:
  States and municipalities ..   $  8,532    $  13,961      $  10,690
  Corporations ...............        376        1,085          1,115
  U.S. Government and agencies      3,734           29            341
  Corporate equities .........      4,154        8,236          7,866
  Option and future contracts           0            0             30
                                  -------     --------       --------
     Total ...................   $ 16,796    $  23,311      $  20,042
                                  =======     ========       ========

4.  LOANS HELD FOR SALE

     The Company continuously evaluates its business units for profitability and overall efficiency. As a result, the Company made a determination to discontinue its participation in syndication lending. At June 30, 2000, the Company's entire portfolio of syndication loans ($123.9 million) was transferred from loans held to maturity to loans held for sale and the Company is currently seeking a purchaser for the portfolio.

BANKATLANTIC BANCORP, INC.



5.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     BankAtlantic Development Corporation was renamed Levitt Corporation in March 2000. Levitt Corporation's real estate held for development and sale and joint venture activities consists of the combined activities of St. Lucie West Holding Corporation ("SLWHC"), and Levitt & Sons, Inc. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt & Sons, which was acquired in December 1999, is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida.

     Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                           June 30,   December 31,  June 30,
                                             2000         1999        1999
                                           --------   -----------   --------
Inventory of real estate, Levitt & Sons   $  75,603    $  73,794    $      0
SLWHC land ............................      31,318       33,023      33,906
Loans to joint ventures ...............      39,757       33,647      28,917
Equity investments in joint ventures ..       7,214        6,407       3,483
Other .................................       3,082        3,093       2,400
                                           --------     --------     -------
                                          $ 156,974    $ 149,964    $ 68,706
                                           ========     ========     =======

     During the three and six months ended June 30, 2000 SLWHC land sales resulted in gains of $701,000 and $1.9 million, respectively, while Levitt & Sons sales of real estate resulted in net gains of $2.1 million and $4.3 million, respectively. Additionally, during the three and six months ended June 30, 2000 SLWHC sold certain rights to utility impact fees to the Port St. Lucie Service Department for a net gain of $363,000 and $4.3 million, respectively.

     During the three and six months ended June 30, 1999 SLWHC land sales resulted in gains of $1.7 million and $5.4 million, respectively.

     Levitt Corporation's equity in earnings from joint ventures was a $128,000 and $412,000 loss during the three and six months ended June 30, 2000 compared to a loss of $418,000 during the three months ended June 30, 1999 and a gain of $1.3 million during the six months ended June 30, 1999. During the first quarter of 1999, one of the real estate joint ventures closed on a land sale to an unaffiliated developer resulting in the recognition of a $1.7 million gain. Additionally, during the six months ended June 30, 1999, the Company relinquished its equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. The loan was repaid in full in 1999.

     During the three and six months ended June 30, 2000, the Company capitalized $1.8 million and $3.5 million of interest expense associated with real estate inventory and investments and advances to real estate joint ventures. Furthermore, $394,000 and $618,000 of interest income associated with loans to joint ventures was deferred. During the three and six months ended June 30, 1999 the Company capitalized $157,000 and $332,000 of interest expense and deferred $251,000 and $475,000 of interest income from joint venture loans.

     Included in other expenses in the Company's Consolidated Statements of Operations during the three and six months ended June 30, 2000 was $155,000 and $305,000, respectively, of consulting fees paid to the Abdo Companies, an affiliate of the Company. John Abdo, the Vice Chairman and Director of the Company is the President and Chief Executive Officer of the Abdo Companies. During the three and six months ended June 30, 1999, $150,000 and $300,000 of consulting fees were paid to the Abdo Companies. Additionally, $20,000 and $40,000, of management fees were paid to BFC Financial Corporation, an affiliate of the Company, during the three and six months ended June 30, 2000. BFC Financial Corporation provides administrative and real estate advisory services to Levitt Corporation. BFC Financial Corporation pays BankAtlantic a $9,000 quarterly administration fee and rents office space from BankAtlantic for a monthly rent payment of $2,227.

BANKATLANTIC BANCORP, INC.


6.  COMPREHENSIVE INCOME

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2000 and 1999 was $359,000 and $442,000, respectively.

7.  DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     During December 1998, the Company commenced a restructuring of its operations and established a restructuring liability. The restructuring liability at June 30, 2000 was $155,000 and consists of the remaining lease payments on closed branches.

     At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). During the three and six months ended June 30, 2000 the Company recognized income from discontinued operations of $404,000 ($259,000 net of tax) from the sale of a building. The Company at June 30, 2000 had a liability of $610,000 relating to expected costs of obtaining loan documents associated with the sale of the mortgage servicing portfolio during 1999.

     During the three and six months ended June 30, 1999 the Company recognized income from discontinued operations of $1.3 million ($801,000 net of taxes) as a consequence of lower than anticipated losses on the disposal of the servicing portfolio. The MSB anticipated loss from operations projected higher prepayment speeds and higher servicing and disposal cost than actually occurred.

8.   DERIVATIVES

     During the six months ended June 30, 2000 the Company entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $240 million, of which $150 million terminates two years from the date of issuance and $90 million terminates one year from the date of issuance. The interest rate swap contracts obligate the Company to pay the one month LIBOR index and the Company receives an average fixed rate of interest of 7.08% for the two year interest rate swaps and 6.88% for the one year interest rate swaps. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a one-month LIBOR interest rate.

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

BANKATLANTIC BANCORP, INC.


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

Bank Investment Operations - Other         Investment Division, Tax Certificate
                                           Department, Trading, Equity Portfolio

Bank Investment Operations - Wholesale
 Residential                               Real Estate Capital Services, Capital
                                           Markets

Bank Loan Operations - Commercial          Commercial Lending, Syndications,
                                           International and Trade Finance

Bank Loan Operations - Retail              Residential Lending, CRA Lending,
                                           Indirect and Direct Consumer Lending,
                                           Small Business Lending,
                                           Lease financing

Real Estate Operations                     Levitt Corporation (includes Levitt &
                                           Sons, SLWHC and real estate joint
                                           ventures)

Investment Banking Operations              Ryan, Beck & Co.


     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements or an allocated cost of funds and are effectively eliminated in the interest expense and overhead allocations.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.


     The Company evaluates segment performance based on net contribution after tax. The following table presents segment information for income from continuing operations for the three months ended June 30, 2000 and 1999:

                                     Bank Investment              Bank Loan
                                       Operations                 Operations
                                 -----------------------    ----------------------
                                                                                                    Investment
                                              Wholesale                               Real Estate     Banking     Segment
(in thousands)                     Other     Residential    Commercial     Retail     Operations    Operations     Total
----------------------------     ---------   -----------    ----------    --------    -----------   ----------   ---------
June 30, 2000
Interest income .............   $   17,939  $     25,219   $    25,090   $  10,946   $      492     $    460    $   80,146
Interest expense and overhead      (16,435)      (20,528)      (17,076)     (6,617)      (1,294)         (70)      (62,020)
Recovery from (provision for)
   loan losses ..............            0             4        (2,375)     (2,162)           0            0        (4,533)
Non-interest income .........           17           520          (160)        729        3,221       12,718        17,045
                                 ==========================================================================================
Segment profits before taxes           718         5,160         5,797      (2,820)      (1,493)         102         7,464
Provision for income taxes ..          291         2,092         2,350      (1,143)      (1,256)         127         2,461
                                 ---------   -----------    ----------    --------    ---------     --------     ---------
Segment net income (loss) ...   $      427  $      3,068   $     3,447   $  (1,677)  $     (237)   $     (25)   $    5,003
                                 =========   ===========    ==========    ========    =========     ========    ==========
Segment total assets ........   $1,128,627  $  1,338,429   $ 1,132,974   $ 415,747   $  154,210    $  38,212    $4,208,199
                                 =========   ===========    ==========    ========    =========     ========    ==========
JUNE 30, 1999
Interest income .............   $   17,213  $     22,060   $    19,815   $  13,725   $      378    $     340    $   73,531
Interest expense and overhead      (13,572)      (17,710)      (11,300)     (7,208)        (417)        (222)      (50,429)
Recovery from (provision for)
   loan losses ..............            0          (117)          754      (6,306)           0            0        (5,669)
Non-interest income .........          890          (106)          501       1,274        2,247        6,406        11,212
                                 ==========================================================================================
Segment profits before taxes         4,287         4,323        10,062      (1,880)         488       (3,378)       13,902
Provision for income taxes ..        1,626         1,640         3,816        (713)         185       (1,281)        5,273
                                 ---------   -----------    ----------    --------    ---------     --------     ---------
Segment net income (loss) ...   $    2,661  $      2,683   $     6,246   $  (1,167)  $      303    $  (2,097)   $    8,629
                                 =========   ===========    ==========    ========    =========     ========     =========
Segment total assets ........   $1,131,549  $  1,283,319   $   897,299   $ 533,251   $   66,818    $  57,460    $3,969,696
                                 =========   ===========    ==========    ========    =========     ========     =========

      The following table is segment information for income from continuing operations for the six months ended June 30, 2000 and 1999:

                                     Bank Investment              Bank Loan
                                       Operations                 Operations
                                 -----------------------    ----------------------
                                                                                                    Investment
                                              Wholesale                               Real Estate     Banking     Segment
(in thousands)                     Other     Residential    Commercial     Retail     Operations    Operations     Total
----------------------------     ---------   -----------    ----------    --------    -----------   ----------   ---------
JUNE 30, 2000
Interest income                 $   35,056  $     50,719   $    48,407   $  22,175    $       72    $     941   $  157,370
Interest expense and overhead      (31,133)      (40,844)      (31,485)    (12,797)       (2,325)        (278)    (118,862)
Recovery from (provision for)
   loan losses                           0          (178)       (2,289)    (12,853)            0            0      (15,320)
Non-interest income                     91           520           271       1,446        10,636       25,918       38,882
                                 ==========================================================================================
Segment profits before taxes         1,689         8,781        13,532     (10,548)          860         (737)      13,577
Provision for income taxes             677         3,533         5,428      (4,218)         (320)        (207)       4,893
                                 ---------   -----------    ----------    --------     ---------     --------     ---------
Segment net income (loss)       $    1,012  $      5,248   $     8,104   $  (6,330)   $    1,180    $    (530)   $   8,684
                                 =========   ===========    ==========    ========     =========     ========     =========
JUNE 30, 1999
Interest income                 $   29,221  $     44,498   $    38,000   $  27,373    $      154    $     697    $ 139,943
Interest expense and overhead      (23,597)      (35,994)      (21,513)    (15,020)         (807)        (449)     (97,380)
Recovery from (provision for)
   loan losses                           0           (85)         (133)    (10,615)            0            0      (10,833)
Non-interest income                  1,416           (42)          891       2,653         5,387       15,346       25,651
                                 ==========================================================================================
Segment profits before taxes         6,001         7,525        16,481      (2,819)        4,131       (3,739)      27,580
Provision for income taxes           2,309         2,916         6,375      (1,052)        1,570       (1,338)      10,780
                                 ---------   -----------    ----------    --------     ---------     --------     ---------
Segment net income (loss)       $    3,692  $      4,609   $    10,106   $  (1,767)   $    2,561    $  (2,401)   $  16,800
                                 =========   ===========    ==========    ========     =========     ========     =========


BANKATLANTIC BANCORP, INC.


     The differences between total segment assets and total consolidated assets and the difference between segment non-interest income and total consolidated non-interest income are as follows:

                                             At June 30,
                                       -----------------------
(in thousands)                            2000          1999
                                       ----------   ----------
Total Assets
Total assets for reportable segments   $4,208,199   $3,969,697
Assets in discontinued operations ..            0       28,919
Assets in overhead .................      230,392      250,591
                                       ----------   ----------
Total consolidated assets ..........   $4,438,591   $4,249,207
                                       ==========   ==========


                                        For the            For the
                                     Three Months         Six Months
                                    Ended June 30,      Ended June 30,
                                   ----------------    ----------------
(in thousands)                      2000      1999      2000      1999
                                   ------    ------    ------    ------
Non-interest Income
Total non-interest income for
  reportable segments .........   $17,045   $11,212   $38,882   $25,651
Items included in interest
  expense and overhead:
  Transaction fee income ......     3,221     3,428     6,472     7,019
  ATM fees ....................     2,718     2,504     5,233     4,703
  Other deposit related fees ..       817     1,534     1,963     4,774
                                   ------    ------    ------    ------
Total consolidated non-interest
  income ......................   $23,801   $18,678   $52,550   $42,147
                                   ======    ======    ======    ======


10.  NEW ACCOUNTING STANDARDS AND POLICIES

     Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments as fair value.

     The Company intends to implement FAS 133, as amended by FAS 137 and 138 as of January 1, 2001 and its potential impact on the Statement of Operations and Statement of Condition is currently under review by management.


11.  RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for the periods in 2000.

BANKATLANTIC BANCORP, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with economic, competitive and other factors affecting the Company and its operations, markets, products and services, credit risks generally and the related adequacy of the allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, significant growth in banking as well as non-banking initiatives, the financing and consummation of the anticipated corporate transaction and possible debenture repurchases and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

RESULTS OF OPERATIONS
                                             For the            For the
                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                         ----------------    ----------------
(In thousands, except per share data)      2000     1999       2000     1999
                                         -------  -------    -------  -------
Income from continuing operations . $ 5,003 $ 8,629 $ 8,684 $16,800 Income from discontinued operations
  net of taxes ....................          259      801        259      801
Extraordinary item, net of taxes ..            0        0      3,466        0
                                         -------  -------    -------  -------
Net income ........................      $ 5,262  $ 9,430    $12,409  $17,601
                                         =======  =======    =======  =======
CLASS A COMMON SHARES
Basic earnings per share from
 continuing operations ............      $  0.12  $  0.22    $  0.21  $  0.42
Basic earnings per share from
 discontinued operations ..........         0.01     0.02       0.01     0.02
Extraordinary item, net of taxes ..         0.00     0.00       0.09     0.00
                                         -------  -------    -------  -------
Basic earnings per share ..........      $  0.13  $  0.24    $  0.31  $  0.44
                                         =======  =======    =======  =======
Diluted earnings per share from
 continuing operations ............      $  0.11  $  0.17    $  0.20  $  0.33
Diluted earnings per share from
 discontinued operations ..........         0.00     0.01       0.00     0.02
Extraordinary item ................         0.00     0.00       0.06     0.00
                                         -------  -------    -------  -------
Diluted earnings per share ........      $  0.11  $  0.18    $  0.26  $  0.35
                                         =======   ======    =======  =======
CLASS B COMMON SHARES
Basic earnings per share from
 continuing operations ............      $  0.11  $  0.20    $  0.19  $  0.39
Basic earnings per share from
 discontinued operations ..........         0.01     0.02       0.01     0.02
Extraordinary item ................         0.00     0.00       0.08     0.00
                                         -------  -------    -------  -------
Basic earnings  per share .........      $  0.12  $  0.22    $  0.28  $  0.41
                                         =======  =======    =======  =======
Diluted earnings per share from
 continuing operations ............      $  0.11  $  0.17    $  0.19  $  0.32
Diluted earnings per share from
 discontinued operations ..........         0.01     0.01       0.00     0.01
Extraordinary item ................         0.00     0.00       0.06     0.00
                                         -------  -------    -------  -------
Diluted earnings per share ........      $  0.12  $  0.18    $  0.25  $  0.33
                                         =======  =======    =======  =======

BANKATLANTIC BANCORP, INC.


     Income from continuing operations - Income from continuing operations declined by 42% during the three months ended June 30, 2000 compared to the same period during 1999. The primary reasons for the decline were:

  /bullet/     higher compensation expense from expanded investment banking operations, the acquisition of Levitt & Sons and new banking products,
  /bullet/     a significant increase in other real estate expenses resulting from Levitt & Sons during 2000 which were not included during
               1999,
  /bullet/     increased  occupancy expenses associated with repairs and
               maintenance on bank branches, data processing services and maintenance contracts associated with ATM operations,
  /bullet/     lower gains on sales of securities available for sale net
               of write-downs,
  /bullet/     an unrealized loss on a syndication loan,
  /bullet/     lower gains on the sale of property and equipment resulting from a $1.5 million gain on the sale of a branch facility during 1999,
  /bullet/     a decline in income from foreclosed asset activity, net
               reflecting the sale of a REO property during 1999 for a $1.4 million gain,
  /bullet/     a substantial increase in advertising costs due to the
               acquisition of Levitt & Sons and promotions of new deposit and loan products,
  /bullet/     higher other expenses  excluding RBCO and real estate
               operations primarily associated with consulting fees related to technology investments, and
  /bullet/     a decrease in net interest income due to a decline in the net interest margin reflecting a rising interest rate environment which began in July 1999.

     The above reductions in income from continued operations were partially offset by:

  /bullet/     an  improvement  in the provision for loan losses  resulting from a decline in small business and indirect  consumer loan charge-offs,
  /bullet/     a significant increase in RBCO non-interest income,
  /bullet/     an  increase  in gains on sales of real estate held for sale due to the Levitt & Sons acquisition, and
  /bullet/     a $651,000 decline in the deferred tax asset valuation
               allowance due to gains on the sale of real estate from Levitt
               Corporation and the related decrease in the provision for income taxes.

     INCOME FROM CONTINUING OPERATIONS - Income from continuing operations for the six months ended June 30, 2000 declined by 48% compared to the same period during 1999. The primary reasons for the decline were related to the items discussed above along with an increase in the provision for loan losses attributed to charge-offs and delinquency trends in the small business and indirect consumer loan portfolios.

     DISCONTINUED OPERATIONS - Income from discontinued operations for the three and six months ended June 30, 2000 was $259,000 compared to $801,000, net of income taxes, respectively for the same 1999 periods. Income from discontinued operations during the three and six months ended June 30, 2000 resulted from the sale of a building used in the mortgage servicing operations. Income from discontinued operations during the three and six months ended June 30, 1999 resulted primarily from slower loan repayments than originally estimated which were the result of caused by rising residential loan interest rates during the period.

     EXTRAORDINARY  ITEM  - The  extraordinary  item  resulted  from  the  early extinguishment of debt. On February 29, 2000, the Company repurchased $25 million aggregate principal amount of its 5 5/8% convertible subordinated debentures for $18.75 million. Included in the extraordinary item was $250,000 of offering costs and a $673,000 writeoff of unamortized original issuance costs.

BANKATLANTIC BANCORP, INC.


NET INTEREST INCOME

                                          For the Three Months Ended         For the Six Months Ended
                                                     June 30,                         June 30,
                                        ------------------------------    ------------------------------
(In thousands)                            2000        1999     Change       2000       1999      Change
                                        --------   --------   --------    --------   --------   --------
Interest and fees on loans and leases   $ 60,964   $ 55,369   $  5,595    $119,848   $108,933   $ 10,915
Interest on banker's acceptances ....        247        200         47         487        389         98
Interest and dividends on securities
  available for sale ................     14,361     14,618       (257)     28,000     24,671      3,329
Interest and dividends on investment
  securities held to maturity and
  trading securities ................      4,574      3,344      1,230       9,035      5,950      3,085
Interest on deposits ................    (22,267)   (20,529)    (1,738)    (42,105)   (37,120)    (4,985)
Interest on advances from FHLB ......    (15,692)   (13,337)    (2,355)    (31,540)   (26,834)    (4,706)
Interest on securities sold under
  agreements to repurchase ..........     (7,407)    (4,353)    (3,054)    (13,989)    (8,397)    (5,592)
Interest on subordinated debentures,
  notes, payable and guaranteed
  preferred interest in the Company's
  Junior Subordinated Debentures ....     (6,932)    (4,912)    (2,020)    (13,521)    (9,699)    (3,822)
Capitalized interest ................      1,841        157      1,684       3,526        332      3,194
                                        --------   --------   --------    --------   --------   --------
  Net interest income ...............   $ 29,689   $ 30,557   $   (868)   $ 59,741   $ 58,225   $  1,516
                                        ========   ========   ========    ========   ========   ========
Net interest margin .................       2.95%      3.22%     (0.27)%      3.01%      3.17%     (0.16)%
                                        ========   ========   ========    ========   ========   ========

SECOND QUARTER THIS YEAR VERSUS THE SAME QUARTER LAST YEAR:

     Net interest income decreased by 3%. The net interest income decline primarily resulted from a decline in the net interest margin partially offset by interest earning asset growth. Total interest income increased by $6.6 million while total interest expense increased by $7.5 million. The increase in interest income resulted from higher average interest earning assets and average yields. The Company experienced significant loan growth concentrated in the commercial real estate segment of bank loan operations. Additionally, other securities held to maturity increased due to purchases of mortgage-backed securities and tax certificate fundings. The above increases in interest earning assets were partially offset by declines in securities available for sale resulting from principal  pay-downs  and  sales.  Average  yields on  interest  earning  assets increased due to a rising interest rate environment. The increase in total interest expense reflects the funding of the asset growth primarily with FHLB advances and securities sold under agreements to repurchase and an increase in associated average borrowing rates. The increased average rates on interest paying liabilities primarily resulted from competition in the Company's deposit markets and the increasing interest rate environment mentioned above driving up rates on institutional borrowings. Additionally, the Company retired $25.0 million of 5 5/8% Convertible Subordinated Debentures and issued $27.7 million of Investment Notes with interest rates ranging from 10% to 11.75%.

     The increase in loan interest income primarily resulted from increases in average balances as a consequence of the origination of commercial real estate loans, lease financings, home equity and syndication loans as well as the purchase of wholesale residential loans and commercial real estate loans. The above increases in loan average balances were partially offset by declines in the Company's consumer and small business loan portfolios. The decline in consumer loans resulted from the Company ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan. The decline in small business average balances resulted from a significant decrease in loan originations during the 1999 fiscal year and the six months of 2000 compared to the 1998 fiscal year. Also contributing to the increase in loan interest income was higher yields due to the increases in the prime interest rate.

BANKATLANTIC BANCORP, INC.

     The increase in banker's acceptances interest income resulted from higher average balances and yields.

     The decrease in securities available for sale interest income primarily resulted from lower average balances partially offset by higher average yields. The lower average balances resulted from principal pay-downs and sales of mortgage-backed securities. The higher yields were due to new purchases of securities at higher rates than the existing portfolio and interest rate increases on adjustable rate mortgage-backed securities.

     The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with tax certificates and mortgage-backed securities held to maturity. The additional tax certificate income resulted from expansion of the Company's tax certificate operations outside of the State of Florida. The increased mortgage-backed securities held to maturity average balances resulted from purchases during the second quarter of 2000.

     The increase in deposit expense primarily resulted from higher rates on deposits partially offset by lower time deposit average balances. The decline in time deposit average balances resulted from the maturity of brokered deposits. The increased deposit average rates reflect the introduction of new transaction and time deposit products and a rising interest rate environment during the latter half of 1999 and the first six months of 2000. The new deposit products have higher interest rates than the Company's existing deposits. As a result the average rates on interest-bearing deposits increased from 4.09% during the 1999 quarter to 4.64% during the comparable 2000 period. Two of the deposit products were a one and two-year fixed rate callable certificate of deposit. The Company synthetically altered the interest rate characteristics of these deposit accounts from fixed-rate borrowings to floating-rate borrowings with one and two year interest rate swaps. The Company originated approximately $232 million of these one and two year time deposit products during the first six months of 2000.

     The increase in interest expense on advances from FHLB was primarily due to higher average balances and rates. The additional FHLB advance average balances were used to fund loan growth. The higher rates reflect the origination of new advances during 2000 at higher rates then the existing portfolio.

     The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. The higher average balances funded loan growth and the purchase of other securities held to maturity and the higher rates reflect a rising interest rate environment.

     The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted primarily from notes payable acquired in connection with the Levitt & Sons acquisition. The Levitt Corporation average notes payable balance during the 2000 period was $51 million with no corresponding balance during the 1999 period. The reduction of interest expense associated with the retirement of $25.0 million of the 5 5/8% Convertible Subordinated Debentures was offset by the interest expense related to the issuance of $27.7 million of investment notes.

     Interest expense of $1.8 million was capitalized during the three months ended June 30, 2000 associated with Levitt Corporation real estate operations and investments and advances to joint ventures. During the three months ended June 30, 1999 $157,000 of interest expense was capitalized in connection with investments and advances to real estate joint ventures.

     The net interest margin declined to 2.95% during 2000 compared to 3.22% during 1999 as rate increases in liabilities exceeded the increase in yields on earning assets. Yields on earning assets increased from 7.78% during the 1999 period to 8.04% during the 2000 period. Likewise, the ratio of interest expense income to interest earning assets increased from 4.56% during the 1999 period to 5.09% during the 2000 period. The increased earning asset yields and increased ratio of interest expense to interest earning assets were primarily the result of the rising interest rate environment.

BANKATLANTIC BANCORP, INC.


YEAR-TO-DATE THIS YEAR VERSUS YEAR-TO-DATE LAST YEAR:

     Net interest income increased by 3%. Total interest income increased by $17.4 million while total interest expense increased by $15.9 million. The change in net interest income primarily resulted from the items discussed above for the three months ended June 30, 2000 except for an increase in interest income on securities available for sale. The higher securities available for sale interest income reflects higher average balances and yields resulting from the purchase of REMIC securities during 1999. The net interest margin declined by 16 basis points. Yields on earning assets increased from 7.76% during the 1999 period to 7.99% during the 2000 period. Likewise, rates on interest bearing liabilities increased from 4.59% during the 1999 period to 4.98% during the 2000 period. The change in net interest margin primarily resulted from the items discussed above for the three months ended June 30, 2000.

PROVISION FOR LOAN LOSSES

                                  For the Three Months     For the Six Months
                                     Ended June 30,          Ended June 30,
                                  --------------------    --------------------
                                    2000        1999        2000         1999
                                  --------    --------    --------    --------
Balance, beginning of period ..   $ 47,650    $ 37,350    $ 44,450    $ 37,950
Charge-offs:
  Commercial real estate loans           0         (53)          0        (211)
  Non-mortgage commercial .....          0         (61)        (24)        (61)
  Lease financing .............       (402)       (245)       (922)       (548)
  Small business - real estate         (67)        (75)        (85)        (85)
  Small business - non-mortgage     (2,964)     (2,738)     (6,095)     (4,831)
  Consumer loans - indirect ...     (1,025)     (2,322)     (4,394)     (5,618)
  Consumer loans - direct .....       (283)       (517)     (1,777)     (1,212)
  Residential  real estate ....       (241)        (44)       (341)       (103)
                                  --------    --------    --------    --------
                                    (4,982)     (6,055)    (13,638)    (12,669)
                                  --------    --------    --------    --------
Recoveries:
  Commercial real estate loans           0         198           2         198
  Residential real estate .....         96           0          97           0
  Lease financing .............        108          83         162         149
  Non-mortgage commercial .....         28          10          42         150
  Small business - non-mortgage        174          38         287          74
  Consumer loans - indirect ...        847         570       1,545         950
  Consumer loans - direct .....        196         237         383         465
                                  --------    --------    --------    --------
                                     1,449       1,136       2,518       1,986
                                  --------    --------    --------    --------
Net charge-offs ...............     (3,533)     (4,919)    (11,120)    (10,683)
Additions charged to operations      4,533       5,669      15,320      10,833
                                  --------    --------    --------    --------
Balance, end of period ........   $ 48,650    $ 38,100    $ 48,650    $ 38,100
                                  ========    ========    ========    ========

     The provision for loan losses decreased during the three months ended June 30, 2000 compared to the same 1999 period due to a $1.4 million decline in net charge-offs primarily associated with the indirect loan portfolio. The majority of the Company's net charge-offs were from the small business and indirect loan portfolios. The aggregate balances in these portfolios declined from $287.4 million at June 30, 1999 to $176.1 million at June 30, 2000. The increase in the allowance for loan losses during the quarter resulted from a $1.3 million specific reserve assigned to the indirect consumer loan portfolio.

     The provision for loan losses increased during the six months ended June 30 2000 compared to the same 1999 period primarily due to losses experienced in the small business and consumer lending portfolios, including an increase in direct

BANKATLANTIC BANCORP, INC.


consumer loan second mortgage charge-offs. The increase in the allowance for loan losses for the six months ended June 30, 2000 resulted from small business and consumer loan charge-offs, delinquency trends and the specific reserve mentioned above.

     At the indicated dates the Company's non-performing assets were (in thousands):

                                               June 30,  December 31,
                                                 2000      1999
                                               -------   -----------
   Nonaccrual:
     Tax certificates ....................     $ 3,364     $ 2,258
     Loans and leases ....................      27,651      42,741
                                               -------     -------
     Total nonaccrual ....................      31,015      44,999
                                               -------     -------
   Repossessed  Assets:
    Real estate owned, net of allowance ..       5,465       3,951
       Vehicles and equipment ............       1,179       1,253
                                               -------     -------
    Total repossessed assets .............       6,644       5,204
                                               -------     -------
   Contractually past due 90 days or more (1)      865         410
                                               -------     -------
        Total non performing assets ......     $38,524     $50,613
                                               =======     =======

   (1) The majority of these loans in both periods had matured but the borrowers continued to make payments under the matured loan agreement.


     The decrease in non-accrual loans and leases resulted from:

     /bullet/     a $4.7 million decrease in consumer non-accrual loans,
     /bullet/     a $6.8 million decline in non-accrual residential loans
                  including a $3.0 million decline in non-accrual residential loans purchased,
     /bullet/     a $2.1 million reduction in non-accrual small business loans,
     /bullet/     a $1.2 million decrease in non-accrual commercial loans, and
     /bullet/     a $232,000 decrease in non-accrual lease financing.

     The increase in non-accrual tax certificates was primarily the result of the increased size of the tax certificate portfolio.

     Non-accrual and repossessed consumer loans decreased significantly resulting from more aggressive disposition, repossession and collection procedures. Repossessed equipment associated with lease financing increased $437,000 primarily as a result of portfolio growth.

     The improvement in residential non-accrual loans reflect that the Company either negotiated a payoff or foreclosed and sold the collateral on non-accrual residential loans acquired. The remaining decline in residential non-accrual loans reflects improvements in the delinquency trends of the portfolio.

     The reduction in small business non-accrual loans resulted from changes in the collection process resulting in improvements in the delinquency trends.

BANKATLANTIC BANCORP, INC.

     Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

     The increase REO balances was attributed to increased residential REO and the foreclosure mentioned above.

NON-INTEREST INCOME

                                          For the Three Months Ended           For the Six Months Ended
                                                   June 30,                            June 30,
                                       --------------------------------    --------------------------------
(In thousands)                           2000        1999       Change       2000        1999       Change
                                       --------    --------    --------    --------    --------    --------
NON-INTEREST INCOME
BANK OPERATIONS
Loan late fees and other
  loan income ......................  $   1,069   $   1,359   $    (290)  $   2,107   $   2,489   $    (382)
  Gains on sales of loans
   held for sale, net of write-down        (367)        234        (601)       (289)        867      (1,156)
Gains on sales of property
  and equipment ....................         58       1,459      (1,401)        240       1,459      (1,219)
Trading account gains (losses) .....        (16)         15         (31)         22         (54)         76
  Gains on sales of securities
   available for sale ..............        218         839        (621)        230       1,418      (1,188)
Transaction accounts ...............      3,221       3,428        (207)      6,472       7,019        (547)
ATM fees ...........................      2,718       2,504         214       5,233       4,703         530
  Other ............................        961       1,079        (118)      1,726       2,128        (402)
                                       --------    --------    --------    --------    --------    --------
Non-interest income - banking
  operations .......................      7,862      10,917      (3,055)     15,741      20,029      (4,288)
                                       --------    --------    --------    --------    --------    --------
RBCO Operations
Principal transactions .............      4,043       1,704       2,339       9,001       4,704       4,297
Investment banking .................      3,032       1,223       1,809       5,039       4,340         699
Commissions ........................      5,429       3,331       2,098      11,664       6,007       5,657
Other ..............................        214         146          68         469         293         176
                                       --------    --------    --------    --------    --------    --------
Non-interest income - RBCO .........     12,718       6,404       6,314      26,173      15,344      10,829
                                       --------    --------    --------    --------    --------    --------
Levitt Operations
Gains on sales of real estate
  held for sale ....................      2,774       1,720       1,054       6,169       5,387         782
Equity in earnings of unconsolidated
  real estate joint ventures .......       (128)       (418)        290        (412)      1,310      (1,722)
Utility expansion receivable sale ..        363           0         363       4,265           0       4,265
Other ..............................        212          55         157         614          77         537
                                       --------    --------    --------    --------    --------    --------
Non-interest income - real estate
 operations ........................      3,221       1,357       1,864      10,636       6,774       3,862
                                       --------    --------    --------    --------    --------    --------
Total non-interest income ..........  $  23,801   $  18,678   $   5,123   $  52,550   $  42,147   $  10,403
                                       ========    ========    ========    ========    ========    ========

NON-INTEREST INCOME - BANK OPERATIONS

     Loan late fees and other loan income decreased during the three and six months ended June 30, 2000 compared to the same periods during 1999. The decrease resulted from lower late fees on consumer and residential loans and a decline in renewal fee income on small business loans.

     During the three months ended June 30, 2000 the Company securitized $33.6 million of loans held for sale and sold $25.9 million of the resulting securities available for sale for a $312,000 gain. Additionally the Company sold $49.9 million of treasury notes for a $18,000 gain and sold $2.3 million of corporate bonds for a $112,000 loss. During the six months ended June 30, 2000 the Company sold $78.8 million of securities available for sale for a $230,000 gain inclusive of a write-down of marketable equity securities available for sale of $781,000. The write-down was made due to a significant decline in the market value of the security. The decline was considered other than temporary

BANKATLANTIC BANCORP, INC.


due to the magnitude and length of time of the decline and the financial condition and the near term prospects for the issuer of the security.

     During the three and six months ended June 30, 1999 the Company sold $78.2 million and $138.5 million of securities available for sale for gains as shown on the above table.

     During the three months ended June 30, 2000 the Company sold $9.1 million of loans held for sale for a $247,000 gain, recognized a $86,000 decrease in the valuation allowance on residential loans held for sale, and recorded a $700,000 unrealized loss on a syndicated loan. The borrower on a $12.0 million syndicated loan received a going concern opinion from its independent auditors'. The underwriter of the syndicate offered to purchase the loan from the Company at a discount. On July 7, 2000, the Company completed the sale of the syndication loan to the syndicate underwriter realizing the $700,000 loss.

     During the six months ended June 30, 2000, the Company sold $23.4 million of loans held for sale for a $532,000 gain, recognized a $121,000 increase in the valuation allowance on residential loans held for sale and recorded a $700,000 unrealized loss on a syndication loan.

     During the three months ended June 30, 1999 the Company sold $23.9 million and $457,000 of loans and leases held for sale for gains of $197,000 and $37,000, respectively. During the six months ended June 30, 1999 the Company sold $80.7 million of loans held for sale and $1.4 million of leases for gains of $753,000 and $114,000, respectively.

     During the three months ended June 30, 2000 the Company sold ATM equipment for a gain as shown on the above table. During the six months ended June 30, 2000, the Company sold a parcel of land for a $182,000 gain.

     During the three and six months ended June 30, 1999, two branches were consolidated and the vacated property was sold for a gain as shown on the above table.

     During the three and six months ended June 30, 2000, the Company realized gains (losses) of $(16,000) and $22,000, respectively on securities trading compared to realized gains (losses) of $15,000 and $(54,000), respectively, during the same 1999 periods. Trading activities consisted of options and futures on government securities and Eurodollar time deposits.

     The Company experienced a decline in all transaction fee income categories during the three and six months ended June 30, 2000 compared to the same periods in 1999. The reduction in transaction fee income primarily resulted from declines in transaction accounts associated with small business loans and the Company's increased monitoring of deposit account activity in order to prevent check kiting and check fraud activities.

     The increase in ATM fee income during the three and six months ended June 30, 2000 was primarily the result of a renegotiated profit sharing agreement and increased ATM activity at the Company's branch locations.

     The decline in other income during the three and six months ended June 30, 2000 was due to lower commissions earned from teller check outsourcing and deposit customer services such as teller check fees and account research fees.

NON-INTEREST INCOME - RBCO OPERATIONS

     The increased principal transaction income during the three and six months ended June 30, 2000 compared to the same 1999 period resulted from improved equity trading results. During the 1999 quarter RBCO principal transaction revenues were adversely affected by unfavorable market conditions and a lack of retail and institutional interest in small and mid size financial service companies as well as losses associated with RBCO's trading activities. During 2000, market conditions were favorable and RBCO experienced trading gains associated with general market research stocks and its new wholesale fixed income trading desk.

BANKATLANTIC BANCORP, INC.


     The increase in investment banking revenues during the three and six months ended June 30, 2000 compared to the same 1999 period resulted from increased merger and acquisition consulting fees as well as investment banking revenues from the middle markets group which began operations in April 1999.

     The significant increase in commission income during the three and six months ended June 30, 2000 compared to the same 1999 period was attributed to growth in RBCO's retail and institutional clients. The growth reflects fees from the brokerage operations conducted in various BankAtlantic branches and income from the Southeast Research Group which was acquired by RBCO in June 1999.

     The increased other income during the three and six months ended June 30, 2000 compared to the same 1999 period resulted from increased transaction fee income and an unrealized gain in a hedge fund investment.

NON-INTEREST INCOME - LEVITT OPERATIONS

     During the three and six months ended June 30, 2000 SLWHC land sales resulted in gains of $701,000 and $1.9 million, respectively, while Levitt & Sons sales of real estate resulted in net gains of $2.1 million and $4.3 million, respectively.

     During the three and six months ended June 30, 1999 SLWHC land sales resulted in gains of $1.7 million and $5.4 million, respectively.

     During February 2000, SLWHC received a cash payment of $8.5 million representing the full satisfaction of a certain receivable from a public municipality providing water and wastewater services to St. Lucie West resulting in a $3.9 million gain. The gain was subsequently adjusted upward during the second quarter of 2000 by $363,000. The adjustment related to the finalization of proceeds due to minority participants. The cash payment is in full settlement of an receivable pursuant to the agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.

     Levitt Corporation's equity in earnings from joint ventures was a $128,000 and $412,000 loss during the three and six months ended June 30, 2000 compared to a loss of $418,000 during the three months ended June 30, 1999 and a gain of $1.3 million during the six months ended June 30, 1999. During the first quarter of 1999, one of the real estate joint ventures consummated a land sale to a third party developer resulting in the recognition of a $1.7 million gain.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.


NON-INTEREST EXPENSE

                                          For the Three Month Ended         For the Six Months Ended
                                                  June 30,                           June 30,
                                       -------------------------------   -------------------------------
(In thousands)                           2000       1999       Change      2000       1999       Change
                                       --------   --------    --------   --------   --------    --------
NON-INTEREST EXPENSE BANK OPERATIONS
Employee compensation and benefits .   $ 11,120   $  9,034    $  2,086   $ 22,005   $ 18,675    $  3,330
Occupancy and equipment ............      5,638      5,400         238     11,239     10,589         650
Foreclosed asset activity, net .....        124     (1,355)      1,479        275     (1,265)      1,540
Advertising and promotion ..........      1,452        473         979      2,033        799       1,234
Amortization of cost over fair value
  of net assets acquired ...........        709        709           0      1,417      1,421          (4)
Other ..............................      5,210      4,174       1,036     10,261      9,929         332
                                       --------   --------    --------   --------   --------    --------
 Non-interest expense ..............     24,253     18,435       5,818     47,230     40,148       7,082
                                       --------   --------    --------   --------   --------    --------
RBCO OPERATIONS
Employee compensation and benefits .      8,732      6,481       2,251     18,576     12,931       5,645
Occupancy and equipment ............        809        601         208      1,708      1,086         622
Advertising and promotion ..........        383        261         122        655        509         146
Amortization of cost over fair value
  of net assets acquired ...........        315        277          38        623        548          75
Other ..............................      2,753      2,006         747      5,938      3,982       1,956
                                          -----      -----         ---      -----      -----       -----
Non-interest expenses ..............     12,992      9,626       3,366     27,500     19,056       8,444
                                       --------   --------    --------   --------   --------    --------
REAL ESTATE OPERATIONS
Employee compensation and benefits .      1,316        236       1,080      2,641        388       2,253
Advertising and promotion ..........        835        203         632      1,448        385       1,063
Selling, general and administrative       2,097      1,164         933      4,575      1,982       2,593
                                          -----      -----         ---      -----      -----       -----
                                          4,248      1,603       2,645      8,664      2,755       5,909
                                       --------   --------    --------   --------   --------    --------
Total non-interest expense .........   $ 41,493   $ 29,664    $ 11,829   $ 83,394   $ 61,959    $ 21,435
                                       ========   ========    ========   ========   ========    ========

NON-INTEREST EXPENSE - BANK OPERATIONS

     The significant increase in compensation expense during the three and six months ended June 30, 2000 primarily resulted from the hiring of personnel for several lines of business, including personnel for internet banking, as well as annual salary and benefit increases and recruiting expenses. Due to competitive local labor market conditions, the Company substantially increased its employee health insurance and 401(k) retirement benefits. Additionally, increased loan and deposit growth resulted in significant increases in bonuses and incentive compensation.

     The increase in occupancy and equipment expenses during the three and six months ended June 30, 2000 resulted from higher ATM equipment repair and maintenance, additional data processing fees and higher costs associated with branch network repairs and maintenance.

     Higher advertising and promotion expense related to promotions associated with BankAtlantic's new deposit and loan products that were introduced during the first quarter of 2000 and advertising and promotional costs during the second quarter associated with the internet banking.

     The foreclosed asset activity, net, included a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property during the three months ended June 30, 1999.

BANKATLANTIC BANCORP, INC.



     The increase in other expenses during the three and six months ended June 30, 2000 resulted from:

     /bullet/ higher consulting fees primarily associated with internet banking,
     /bullet/ increased provision for tax certificates attributed to the growth in the portfolio and
     /bullet/ additional operating expenses such as postage, telephone and general corporate expenses associated with deposit and loan growth.

     The above increases in other expense were partially offset by lower ATM expenses. The decline in ATM expenses primarily resulted from a review and renegotiation of various contracts with ATM vendors and suppliers.

RBCO NON-INTEREST EXPENSE

     All categories of non-interest expense increased during the three and six months ended June 30, 2000 compared to the same 1999 periods. Compensation and benefits accounted for the majority of the increase. The increase in compensation and benefits resulted form higher commission expenses associated with the higher commission revenues referred to above and increases in salary, bonus, payroll taxes, profit sharing and insurance expenses associated with nearly 50 additional employees. RBCO during 1999 significantly expanded its business activities including the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, the expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

     The increases in occupancy and equipment during the three and six months ended June 30, 2000 compared to the same periods in 1999 reflects additional rent and depreciation expenses associated with the expansion of business activities indicated above.

     The higher amortization of cost over fair value of net assets acquired was attributable to the June 28, 1999 acquisition of the Southeast Research Group.

     The increase in other expense resulted from additional telephone, quotation and postage expenses associated with the expanded business activities as well as a significant increase in floor brokerage and clearing fees associated with a 81% increase in the number of trades.

REAL ESTATE OPERATIONS NON-INTEREST EXPENSE

     The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt & Sons.

     Included in other expenses in the Company's Consolidated Statements of Operations during the three and six months ended June 30, 2000 was $155,000 and $305,000, respectively, of consulting fees paid to the Abdo Companies, an affiliate of the Company. John Abdo, the Vice Chairman and Director of the Company is the President and Chief Executive Officer of the Abdo Companies. During the three and six months ended June 30, 1999 $150,000 and $300,000 of consulting fees were paid to the Abdo Companies. Additionally, $20,000 and $40,000, respectively, of management fees were paid to BFC Financial Corporation, an affiliate of the Company, during the three and six months ended June 30, 2000. BFC Financial Corporation provides administrative and real estate advisory services to the Levitt Corporation. BFC Financial Corporation pays BankAtlantic a $9,000 quarterly administration fee and rents office space from BankAtlantic for a monthly rent payment of $2,227.

BANKATLANTIC BANCORP, INC.

 SEGMENT REPORTING

     The table below provides segment information for continuing operations:

                                    For the Three Months     For the Six Months
                                       Ended June 30,          Ended June 30,
                                    --------------------   ---------------------
Net contribution after income
 taxes                                2000       1999        2000        1999
                                    --------   --------    --------    --------
Bank investment operations -
  wholesale residential .........   $  3,068   $  2,683    $  5,248    $  4,609
Bank investment operations
  - other .......................        427      2,661       1,012       3,692
Bank loan operations - retail
  products ......................     (1,677)    (1,167)     (6,330)     (1,767)
Bank loan operations - commercial
  products ......................      3,447      6,246       8,104      10,106
Real estate operations ..........       (237)       303       1,180       2,561
Investment banking operations ...        (25)    (2,097)       (530)     (2,401)
                                    --------   --------    --------    --------
Net contributions ...............   $  5,003   $  8,629    $  8,684    $ 16,800
                                    ========   ========    ========    ========

     BANK INVESTMENT OPERATIONS

     Segment net contribution from bank investment operations - wholesale residential increased during the three and six months ended June 30, 2000 compared to the same 1999 period primarily from an increase in earning assets and higher average yields. The additional earning assets represent loans purchased during the period and the improvement in yield reflects rate adjustments on adjustable rate loans. The additional overhead allocation reflects the increase in segment assets and higher bankwide allocated overhead.

     Segment net contribution from bank investment operations - other declined during the three and six months ended June 30, 2000 compared to the same 1999 period due to lower gains on the sale of loans and securities available for sale as well as a writedown of a marketable equity security. The increase in interest income during the six months ended June 30, 2000 compared to the same 1999 period resulted from increased earning assets relating primarily to the purchase of securities during the period. The higher interest expense and overhead resulted from an increase in allocated overhead reflecting a significant increase in non-interest expenses as well as higher bankwide interest expense primarily due to deposit and other borrowing rate increases.

     BANK LOAN OPERATIONS

     Segment net contribution from bank loan operations - retail declined during the three months ended June 30, 2000 due to a decrease in interest income attributed to lower earning asset balances. The decline in portfolio balances reflects lower fundings of small business loans and the Company's decision to cease the origination of indirect consumer loans during 1998. Additionally, non-interest income declined reflecting lower small business renewal fee income. The above decreases in segment net contribution were partially offset by an improved provision for loan losses due to a decline in indirect loan charge-offs. Segment net contribution during the six months ended June 30, 2000 compared to the same 1999 period decreased due to the items discussed above and an increase in the provision for loan losses. The additional provision for loan losses during 2000 was the result of increased small business charge-offs and delinquency trends.

     Segment net contribution from bank loan operations - commercial declined during the three and six months ended June 30, 2000 compared to the same periods during 1999 due to a significant increase in the provision for loan losses, a $700,000 unrealized loss associated with a syndicated loan, and higher allocated overhead. The provision for loan losses increase resulted from higher loan balances and increased classified assets in the syndicated loan portfolio.

     REAL ESTATE OPERATIONS

     Segment net contribution from real estate operations during the three and six months ended June 30, 2000 compared to the same 1999 period decreased due to a decline in earnings from joint venture operations, a loss in Levitt & Sons operations and higher overhead allocations. The above net contribution declines

BANKATLANTIC BANCORP, INC.


were partially offset by the sale of by SLWHC of a utility expansion receivable and a reduction in the deferred tax asset valuation allowance. The additional overhead allocation reflects a significant increase in intercompany borrowings during 2000 compared to 1999.

     INVESTMENT BANKING OPERATIONS

     Segment net contribution from investment banking operations during the three and six months ended June 30, 2000 compared to the same 1999 period improved resulting from a significant increase in commission, investment banking and trading revenues, partially offset by higher compensation, communication and occupancy expenses. The increased compensation expense reflects higher commission expense associated with the commission revenue. The higher communication and occupancy expenses resulted from the expansion of RBCO operations and the acquisition of the Southeast Research Group.


 FINANCIAL CONDITION

     The Company's total assets at June 30, 2000 were $4.4 billion compared to $4.2 billion at December 31, 1999. The increase in total assets primarily resulted from increased:

     /bullet/ loans held for sale balances due to the transfer of a $12.0 million syndicated loan from loans held to maturity to loans held for sale,
     /bullet/ tax certificates and other securities held to maturity due to purchases of mortgage-backed securities held to maturity and the funding of tax certificate acquisitions,
     /bullet/ real estate held for development and sale and joint ventures due to the funding of loan commitments to real estate joint ventures,
     /bullet/ loans receivable reflecting the origination and purchase of commercial real estate loans, and
     /bullet/ accrued interest receivable reflecting the caused by growth in earnings assets.

     The above increases in total assets were partially offset by decreased:

     /bullet/   securities available for sale resulting from principal
                pay-downs and sales of mortgage-backed securities and
                REMICs,
     /bullet/   trading securities related to RBCO operations,
     /bullet/   FHLB stock reflecting sales during the period,
     /bullet/   other assets  reflecting lower balances in broker-dealer
                receivable, dealer reserve and prepaid expenses, and
     /bullet/   deferred tax asset, net attributed to a decline in
                unrealized depreciation on securities available for sale.

     The Company's total liabilities at June 30, 2000 were $4.2 billion compared to $3.9 billion at December 31, 1999. The increase in total liabilities primarily resulted from increased:

     /bullet/ deposit balances reflecting the introduction of new deposit products,
     /bullet/ securities sold under agreements to repurchase used to fund growth in loans receivable and other securities held to maturity and to pay-down FHLB advances, and
     /bullet/ other liabilities resulting from tax certificate purchases and increased teller check balances.

     The  above  increases  in  total   liabilities  were  partially  offset  by
decreased:

     /bullet/   FHLB advances, and
     /bullet/   subordinated debentures, notes and bond payable.

     The repurchase of $25 million of 5 5/8% convertible subordinated debentures was offset by the issuance of $27.7 million of investment notes.

BANKATLANTIC BANCORP, INC.


MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

EQUITY PRICE RISK

     The Company maintains a portfolio of trading and available for sale equity securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, trading and available for sale securities at June 30, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.


                                Available
                                for Sale       Securities
 Percent        Trading          Equity         Sold Not          Total
Change in      Securities      Securities         Yet          Appreciation
Fair Value     Fair Value      Fair Value      Purchased      (Depreciation)
----------    ------------    ------------    ------------    --------------
    20 %       $   20,155      $   31,622      $    460         $    8,706
    10 %       $   18,476      $   28,987      $    421         $    4,353
     - %       $   16,796      $   26,352      $    383         $        0
   (10)%       $   15,116      $   23,717      $    345         $   (4,353)
   (20)%       $   13,437      $   21,082      $    306         $   (8,706)


     RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.

INTEREST RATE RISK

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. During 1998, the Company began trading government securities which are generally bought and sold on the same day. During the second quarter of 1999 the Company's trading activities were expanded beyond trading in government securities to trading in options and futures on Eurodollar time deposits which expire in six months or less. Eurodollar time deposits are indexed to the LIBOR. During the six months ended June 30, 2000 the Company has entered into interest rate swap contracts to change fixed rate time deposits to floating rate borrowings.

     The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were the
Company's:

     /bullet/    loan portfolio,
     /bullet/    debt securities available for sale,
     /bullet/    investment securities,
     /bullet/    FHLB stock,
     /bullet/    Federal Funds sold,
     /bullet/    government securities,

BANKATLANTIC BANCORP, INC.


     /bullet/    Eurodollar time deposit options and futures
     /bullet/    deposits, including brokered deposits and public funds,
     /bullet/    advances from FHLB,
     /bullet/    securities sold under agreements to repurchase,
     /bullet/    Federal Funds purchased,
     /bullet/    Notes and Bonds payable
     /bullet/    Subordinated Debentures and investment notes,
     /bullet/    Trust Preferred Securities,
     /bullet/    Interest rate swaps, and
     /bullet/    Off-balance sheet loan commitments.

     The Company had fixed rate loan commitments aggregating $40.1 million at June 30, 2000.

     The model calculates the net potential gains and losses in net portfolio fair value by:


          (i)  discounting   anticipated   cash  flows  from  existing   assets,
               liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2000,

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

     Presented below is an analysis of the Company's interest rate risk at June 30, 2000 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                        Net Portfolio
        Changes             Value               Dollar
        in Rate             Amount              Change
     -------------     ----------------     --------------
                         In thousands
        +200 bp         $    133,991         $  (101,641)
        +100 bp         $    188,910         $   (46,722)
          0 bp          $    235,632         $         0
       (100) bp         $    280,058         $    44,426
       (200) bp         $    272,897         $    37,265

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

     /bullet/    loan prepayment rates,
     /bullet/    deposit decay rates,
     /bullet/    market values of certain assets under the representative
                 interest rate scenarios, and
     /bullet/    repricing of certain deposits and borrowings.

     It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would be impacted as

BANKATLANTIC BANCORP, INC.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash flow is dividends from BankAtlantic, sales of securities available for sale, borrowings from financial service companies, and proceeds from the issuance of debt and equity securities. Such funds were utilized by the Company to pay dividends on its outstanding common stock, interest payments on its Debentures and investment notes, acquire its common stock and to fund the repurchase of Debentures under the tender offer. Dividends from BankAtlantic to the Company are currently subject to regulatory approval.

     BankAtlantic's primary sources of funds during the first six months of 2000 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, loans held for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, loan purchases and fundings, repay advances from borrowers for taxes and insurance and to purchase FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At June 30, 2000, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     The Company's commitments to originate loans at June 30, 2000 were $155.9 million compared to $150.0 million at June 30, 1999. Additionally, the Company had commitments to purchase $931,000 of mortgage-backed securities at June 30, 2000 compared to zero during the same 1999 period. At June 30, 2000, loan commitments were 5.61% of net loans receivable.

     Leasing Technology Inc. ("LTI") is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable sold upon a default by the lessees. At June 30, 2000, the amount of lease payments subject to such recourse provisions was approximately $1.6 million and a $62,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     On August 17, 2000, the Company's Class A and Class B shareholders will consider and vote on a transaction which would result in the redemption and retirement of all publicly held outstanding shares of Class B common stock at a price of $6.00 per share payable in cash. Based on the number of Class B common shares outstanding at June 30, 2000 and assuming 25% of outstanding Class B stock options are exercised prior to the effective date of the corporate transaction, approximately $32 million in cash will be required to consummate the corporate transaction. The Class B common stock represents 100% of the voting rights of the Company. BFC Financial Corporation and its affiliates currently beneficially own in excess of 50% of BankAtlantic Bancorp's Class B common stock. As a result of the transaction which is structured as a merger, BFC Financial Corporation would be the sole holder of the Class B common stock. The Company's Class A common stock will be unaffected by the transaction and will remain outstanding. Outstanding options to purchase Class A common stock will remain exercisable for the same number of shares of Class A common stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 will remain convertible into the same number of shares of Class A common stock of the Company as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger. All outstanding options to acquire Class B common stock will automatically be exchanged for options to acquire Class A common stock on a basis which preserves the intrinsic value of the option on the effective date of the corporate transaction. The options will otherwise be on substantially the same terms and conditions as the former options to purchase shares of Class B common stock, including vesting and term. The Company intends to finance the proposed transaction through the issuance of investment notes and from a $20 million revolving line of credit with a floating interest rate equal to the prime rate minus 50 basis points with a maturity date of three years from the date of issuance. The proposed transaction is subject to approval of the Company's Class A and Class B shareholders, receipt of all required regulatory approvals, and obtaining financing for the transaction.

BANKATLANTIC BANCORP, INC.

     In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5 5/8% Convertible Subordinated Debentures due 2007 for a cash price of $750 per $1,000 principal amount of Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of Debentures for an aggregate purchase price of $18.75 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the Debentures tendered were purchased on a pro-rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures. Subject to market conditions and other factors, the Company may seek to repurchase additional 5 5/8% debentures in the future.

     In January 2000, the Company began an offering of up to $150 million of its subordinated investment notes. The Company currently anticipates that only $75 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At June 30, 2000 the Company had issued an aggregate of $27.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and June 2002. The Company used a portion of the proceeds to pay a portion of the purchase price for the debentures tendered pursuant to the tender offer described above and intends to use the proceeds to fund a portion of the consideration payable in the proposed merger and for general corporate purposes. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

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

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $3.9 million to repurchase and retire 651,000 shares of Class B common stock during the six months ended June 30, 2000.

     During the six months ended June 30, 2000 the Company entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $240 million, of which $150 million terminates two years from the date of issuance and $90 million terminates one year from the date of issuance. The interest rate swap contracts obligate the Company to pay the one month LIBOR index and the Company receives an average fixed rate of interest of 7.08% for the two year interest rate swaps and 6.88% for the one year interest rate swaps. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a one-month LIBOR interest rate.

     The Company continuously evaluates its business units for profitability and overall efficiency. The Company concluded that the profit margins earned on syndicated lending did not meet the Company's strategic objectives. As a result, the Company made a determination to discontinue the its participation in syndicated lending.

BANKATLANTIC BANCORP, INC.



     At the indicated date BankAtlantic's capital amounts and ratios were:


                                                   Adequately         Well
                             Actual                Capitalized    Capitalized
                             Amount       Ratio       Ratio          Ratio
                            --------      ------   -----------    -----------
(In thousands)
AT JUNE 30, 2000:
Total risk-based capital    $356,302      12.24%       8.00%         10.00%
Tier I risk-based capital   $319,765      10.98%       4.00%          6.00%
Tangible capital ........   $319,765       7.47%       1.50%          1.50%
Core capital ............   $319,765       7.47%       4.00%          5.00%

AT DECEMBER 31, 1999:
Total risk-based capital    $339,322      13.30%       8.00%         10.00%
Tier I risk-based capital   $307,270      12.04%       4.00%          6.00%
Tangible capital ........   $307,270       7.71%       1.50%          1.50%
Core capital ............   $307,270       7.71%       4.00%          5.00%


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

     The Company's wholly owned subsidiary, RBCO, is subject to the net capital provisions of the Securities Exchange Act of 1934. At June 30, 2000, RBCO's regulatory net capital was approximately $7.9 million, which exceeded minimum net capital rule requirements by $6.9 million.

     RBCO operates as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to Securities and Exchange Commission rules relating to possession or control and customer reserve requirements and was in compliance with such rules at June 30, 2000.









                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.




PART II - OTHER INFORMATION

         Exhibits and Report on Form 8-K


(a)      Exhibits
         Exhibit 11     Statement re Computation of Per Share Earnings

(b)      Reports on Form 8k
         None

BANKATLANTIC BANCORP, INC.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BANKATLANTIC BANCORP, INC.



Date:    August 14, 2000                 By:  /s/Alan B. Levan
         ---------------                      ------------------------
                                              Alan B. Levan
                                              Chief Executive Officer/
                                              Chairman/President


Date:    August 14, 2000                 By:  /s/James A. White
         ---------------                      ------------------------
                                              James A. White
                                              Executive Vice President,
                                              Chief Financial Officer

BANKATLANTIC BANCORP, INC.
                                                                     EXHIBIT 11
EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share.

                                                   For the Three Months                         For the Three Months
                                                   Ended June 30, 2000                           Ended June 30, 1999
(In thousands, except share data         ----------------------------------------   ----------------------------------------
 and percentages)                          Class A       Class B         Total         Class A      Class B         Total
                                         ------------  ------------   -----------   ------------  -----------    -----------
BASIC NUMERATOR
Actual dividends declared ............   $     1,599   $       450    $     2,049   $       713   $       259    $       972
Basic allocation of undistributed
 earnings from continuing operations .         2,305           649          2,954         5,845         1,812          7,657
                                         -----------   -----------    -----------   -----------   -----------    ----------
Income from continuing operations ....         3,904         1,099          5,003         6,558         2,071          8,629
Income from discontinued operations ..           202            57            259           611           190            801
                                         -----------   -----------    -----------   -----------   -----------    -----------
Net income ...........................   $     4,106   $     1,156    $     5,262   $     7,169   $     2,261    $     9,430
                                         ===========   ===========    ===========   ===========   ===========    ===========
BASIC DENOMINATOR
Weighted average shares outstanding ..    31,546,061     9,774,193                   30,385,075    10,363,216
                                         ===========   ===========                  ===========   ===========
Allocation percentage ................         78.02%        21.98%                       76.33%        23.67%
                                         ===========   ===========                  ===========   ===========
Basic earnings per share .............   $      0.13   $      0.12                  $      0.24   $      0.22
                                         ===========   ===========                  ===========   ===========
DILUTED NUMERATOR
Actual dividends declared ............   $     1,599   $       450    $     2,049   $       713   $       259    $       972
                                         -----------   -----------    -----------   -----------   -----------    -----------
Basic allocation of undistributed
  earnings from continuing operations          3,904         1,099          5,003         6,558         2,071          8,629
                                         -----------   -----------    -----------   -----------   -----------    -----------
Reallocation of basic undistributed
  earnings due to change in allocation
  percentage .........................           162          (162)             0           498          (498)             0
                                         -----------   -----------   ------------    ----------   -----------    -----------
Diluted allocated undistributed
 earnings from continuing operations .         4,066           937          5,003         7,056         1,573          8,629
                                         -----------   -----------   ------------    ----------   -----------    -----------
Interest expense on convertible debt .         1,045           207          1,252         1,225           255          1,480
                                         -----------   -----------   ------------    ----------   -----------    -----------
Dilutive net income from continuing
 operations ..........................         5,111         1,144          6,255         8,281         1,828         10,109
Dilutive net income from discontinued
 operations ..........................           216            43            259           663           138            801
                                         -----------   -----------   ------------    ----------   -----------    -----------
Net income ...........................   $     5,327   $     1,187    $     6,514   $     8,944   $     1,966    $    10,910
                                         ===========   ===========   ============    ==========   ===========    ===========
DILUTED DENOMINATOR
Basic weighted average shares
  outstanding ........................    31,546,061     9,774,193                   30,385,075    10,363,216
Convertible debentures ...............    15,640,702             0                   17,873,324             0
Options ..............................         7,389       496,532                      322,389       711,422
                                         -----------   -----------                  -----------   -----------
Diluted weighted average shares
 outstanding .........................    47,194,152    10,270,725                   48,580,788    11,074,638
                                         ===========   ===========                  ===========   ===========
Allocation percentage ................         83.48%        16.52%                       82.83%        17.17%
                                         ===========   ===========                  ===========   ===========
Diluted earnings per share ...........   $      0.11   $      0.12                  $      0.18   $      0.18
                                         ===========   ===========                  ===========   ===========

BANKATLANTIC BANCORP, INC.

                                                    For the Six Months                       For the Six Months
                                                    Ended June 30, 2000                      Ended June 30, 1999
(In thousands, except share data          --------------------------------------   ----------------------------------------
       and percentages)                     Class A       Class B       Total        Class A        Class B        Total
                                          -----------   ----------   -----------   -----------    -----------   -----------
BASIC NUMERATOR
Actual dividends declared .............   $     1,599   $       450   $    2,049   $     1,423    $       518   $     1,941
Basic allocation of undistributed
 earnings from continuing operations ..         5,160         1,475        6,635        11,356          3,503        14,859
                                          -----------   ----------   ----------   -----------     -----------   -----------
Income from continuing operations .....         6,759         1,925        8,684        12,779          4,021        16,800
Income from discontinued operations ...           202            57          259           613            188           801
Extraordinary item ....................         2,694           772        3,466             0              0             0
                                          -----------   -----------   ----------   -----------    -----------   -----------
Net income ............................   $     9,655   $     2,754   $   12,409   $    13,392    $     4,209        17,601
                                          ===========   ===========   ==========   ===========    ===========   ===========
BASIC DENOMINATOR
Weighted average shares outstanding ...    31,522,835     9,916,221                 30,540,788     10,361,476
                                          ===========   ===========                ===========    ============
Allocation percentage .................         77.76%        24.24%                     76.43%         23.57%
                                          ===========   ===========                ===========    ===========
Basic earnings per share ..............   $      0.31   $      0.28                $      0.44    $      0.41
                                          ===========   ===========                ===========    ===========
Diluted Numerator
Actual dividends declared .............   $     1,599   $       450   $    2,049   $     1,423    $       518   $     1,941
                                          -----------   -----------   ----------   -----------    -----------   -----------
Basic allocation of undistributed
  earnings from continuing operations .         6,759         1,925        8,684        12,779          4,021        16,800
                                          -----------   -----------   ----------   -----------    -----------   -----------
Reallocation of basic undistributed
  earnings due to change in allocation
  percentage ..........................           395          (395)           0           958           (958)            0
                                          -----------   -----------   ----------   -----------    -----------   -----------
Diluted allocated undistributed
 earningsfrom continuing operations ...         7,154         1,530        8,684        13,737          3,063        16,800
                                          -----------   -----------   ----------   -----------    -----------   -----------
Interest expense on convertible debt ..         2,216           438        2,654         2,462            509         2,971
                                          -----------   -----------   ----------   -----------    -----------   -----------
Dilutive income from continuing
 operations ...........................         9,370         1,968       11,338        16,199          3,572         19,771
Dilutive income from discontinued
 operations ...........................           217            42          259           664            137            801
Dilutive income from extraordinary item         2,894           572        3,466             0              0
                                          -----------   -----------   ----------   -----------    -----------    -----------
Net income ............................   $    12,481   $     2,582   $   15,063   $    16,863    $     3,709    $    20,572
                                          ===========   ===========   ==========   ===========    ===========    ===========
DILUTED DENOMINATOR
Basic weighted average shares
  outstanding .........................    31,522,835     9,916,211                 30,540,788     10,361,476
Convertible debentures ................    16,361,092             0                 17,873,324              0
Options ...............................        10,187       496,532                    346,279        723,294
                                          -----------   -----------                -----------    -----------
Diluted weighted average shares
 outstanding ..........................    47,894,114    10,412,743                 48,760,391     11,084,770
                                          ===========   ===========                ===========    ===========
Allocation percentage .................         83.50%        16.50%                     82.87%         17.13%
                                          ===========   ===========                ===========    ===========
Diluted earnings per share ............   $      0.26   $      0.25                $      0.35    $      0.33
                                          ===========   ===========                ===========    ===========