Form 10-Q
period 2000-09-30
BANKATLANTIC BANCORP INC
filed 2000-11-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                           1750 East Sunrise Boulevard
                          Ft. Lauderdale, Florida 33304
                          -----------------------------
               (Address of principal executive offices) (Zip Code)

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

                           YES [X]            NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                             Outstanding at
  Title of Each Class                                       November 8, 2000
  -------------------                                       ----------------
  Class A Common Stock, par value $0.01 per share              31,698,220
  Class B Common Stock, par value $0.01 per share                       1

 BankAtlantic Bancorp, Inc.






                                TABLE OF CONTENTS



  FINANCIAL INFORMATION ....................................   Page Reference

    Financial Statements ...................................        1-11

     Consolidated Statements of Financial Condition -
        September 30, 2000 and 1999 and December 31,
        1999 - Unaudited ...................................           4

     Consolidated Statements of Operations - for the
        Three and Nine Months Ended September 30, 2000
        and 1999 - Unaudited ...............................         5-6

     Consolidated Statements of Stockholders' Equity
        and Comprehensive Income - for the Nine Months
        Ended September 30, 2000 and 1999 - Unaudited ......         7-8

     Consolidated Statements of Cash Flows - for the
        Nine Months Ended September 30, 2000 and 1999
        - Unaudited ........................................        9-11

     Notes to Consolidated Financial Statements -
        Unaudited ..........................................       12-19

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................       20-41


OTHER INFORMATION

     Submission of Matters to Vote of Securities Holders ..           42

     Exhibits and Report on Form 8K .......................           42

     Signatures ...........................................           43

 BankAtlantic Bancorp, Inc.






















                      [THIS PAGE INTENTIONALLY LEFT BLANK]

  BankAtlantic Bancorp, Inc.

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                   September 30,  December 31,  September 30,
                                                       2000           1999         1999
(In thousands, except share data)                  ------------   -----------   ------------
ASSETS

Cash and due from depository institutions ......   $   79,769     $   90,070    $   95,372
Federal Funds sold and securities purchased
 under resell agreements .......................        3,318            313         5,824
Tax certificates and other securities held
 to maturity ...................................      388,568        113,000        94,130
Loans receivable, net ..........................    2,673,191      2,469,472     2,352,847
Loans held for sale, net .......................       77,248        220,236       215,058
Securities available for sale, at market
 value .........................................      763,541        818,308       872,149
Trading securities, at market value ............       25,879         23,311        17,985
Accrued interest receivable ....................       40,901         30,594        29,184
Real estate held for development and sale
 and joint ventures ............................      157,255        149,964        75,148
Real estate owned, net .........................        5,282          3,951         3,327
Office properties and equipment, net ...........       59,004         55,473        56,314
Federal Home Loan Bank stock, at cost which
 approximates market value .....................       49,988         56,410        46,058
Deferred tax asset, net ........................       31,902         41,487        26,589
Cost over fair value of net assets acquired, net       50,898         53,553        54,729
Other assets ...................................       24,941         33,759        25,915
                                                   ----------     ----------    ----------
Total assets ...................................   $4,431,685     $4,159,901    $3,970,629
                                                   ==========     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ........................................  $2,186,728     $2,027,892    $2,140,096
Advances from FHLB ..............................     979,749      1,098,186       921,135
Federal Funds purchased .........................      13,500          5,900        10,200
Securities sold under agreements to repurchase ..     623,795        423,223       328,210
Subordinated debentures, notes and bonds payable      227,100        228,773       186,544
Guaranteed preferred beneficial interests in the
 Company's Junior Subordinated Debentures .......      74,750         74,750        74,750
Advances by borrowers for taxes and insurance ...      11,022          2,595         9,131
Other liabilities ...............................      83,239         62,696        63,596
                                                   ----------     ----------    ----------
Total liabilities ...............................   4,199,883      3,924,015     3,733,662
                                                   ----------     ----------    ----------

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000
 shares authorized: none issued and outstanding .           0              0             0
Class A Common Stock, $0.01 par value, authorized
 80,000,000 shares; issued  and  outstanding,
 31,698,220, 32,418,470 and 31,525,106 ..........         317            324           315
Class B Common Stock, $0.01 par value, authorized
 45,000,000 shares; issued and outstanding, 1,
 2 and 2 shares .................................          0              0             0
Additional paid-in capital ......................     103,953        145,501       140,134
Unearned compensation-restricted stock grants ...        (442)        (5,633)       (5,934)
Retained earnings ...............................     137,410        122,639       119,701
                                                   ----------     ----------    ----------
Total stockholders' equity before accumulated
 other comprehensive income .....................     241,238        262,831       254,216
Accumulated other comprehensive loss - net
 unrealized depreciation on securities
 available for sale-net of deferred income taxes       (9,436)       (26,945)      (17,249)
                                                   ----------     ----------    ----------
Total stockholders' equity ......................     231,802        235,886       236,967
                                                   ----------     ----------    ----------
Total liabilities and stockholders' equity ......  $4,431,685     $4,159,901    $3,970,629
                                                   ==========     ==========    ==========

                    See Notes to Consolidated Financial Statements - Unaudited

  BankAtlantic Bancorp, Inc.

                               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                              For the Three Months       For the Nine Months
(In thousands, except share data)                              Ended September 30,       Ended September 30,
                                                             ----------------------    ----------------------
                                                                2000         1999         2000         1999
INTEREST INCOME:                                             ---------    ---------    ---------    ---------

 Interest and fees on loans and leases ....................   $  62,241    $  54,444    $ 182,089    $ 163,378
 Interest on banker's acceptances .........................         212          348          699          736
 Interest and dividends on securities available for sale ..      12,292       14,496       38,866       39,167
 Interest and dividends on tax certificates and other
  securities held to maturity and trading securities ......      10,293        3,936       20,754        9,886
                                                              ---------    ---------    ---------    ---------
Total interest income .....................................      85,038       73,224      242,408      213,167
                                                              ---------    ---------    ---------    ---------
INTEREST EXPENSE:
 Interest on deposits .....................................      24,070       20,525       66,175       57,645
 Interest on advances from FHLB ...........................      15,158       13,227       46,698       40,061
 Interest on securities sold under agreements to
  repurchase and federal funds purchased ..................      10,317        4,732       24,306       13,129
 Interest on subordinated debentures, guaranteed preferred
  interest in the Company's Junior Subordinated Debentures
  and notes and bonds payable .............................       7,570        5,176       21,091       14,875
 Capitalized interest .....................................      (1,400)        (171)      (4,926)        (503)
                                                              ---------    ---------    ---------    ---------
Total interest expense ....................................      55,715       43,489      153,344      125,207
                                                              ---------    ---------    ---------    ---------
Net interest income .......................................      29,323       29,735       89,064       87,960
Provision for loan losses .................................       6,696        8,223       22,016       19,056
                                                              ---------    ---------    ---------    ---------
Net interest income after provision for loan losses .......      22,627       21,512       67,048       68,904
                                                              ---------    ---------    ---------    ---------
NON_INTEREST INCOME:
 Loan late fees and other loan income .....................         981        1,404        3,088        3,893
 Gains (losses) on loans held for sale, net of write down .        (144)         759         (433)       1,626
 Gains on sales of property and equipment .................           0           34          240        1,494
 Gains (losses) on sales of securities available for
  sale, net of write down .................................          (8)          31          223        1,449
 Trading securities gains (losses) ........................         (16)          (5)           5          (59)
 Levitt  Corp. gains on sales of real estate and
  joint venture activities ................................       5,019           71       10,776        6,768
 Levitt Corp. utility expansion receivable sale ...........           0            0        4,265            0
 Ryan, Beck principal transactions ........................       2,993        3,680       11,994        8,384
 Ryan, Beck investment banking ............................       1,314       14,475        6,353       18,815
 Ryan, Beck commissions ...................................       4,875        4,422       16,539       10,429
 Transaction fees .........................................       3,351        3,480        9,823       10,499
 ATM fees .................................................       2,827        2,617        8,060        7,320
 Other ....................................................       1,341        1,426        4,150        3,924
                                                              ---------    ---------    ---------    ---------
Total non-interest income .................................      22,533       32,394       75,083       74,542
                                                              ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
 Employee compensation/benefits excluding Ryan, Beck
  and Levitt Corp. ........................................      11,548        9,657       33,553       28,332
 Compensation in connection with corporate merger .........       1,320            0        1,320            0
 Employee compensation/benefits for Ryan, Beck and
  Levitt Corp. ............................................       9,583       12,556       30,800       25,875
 Occupancy and equipment ..................................       6,956        6,370       19,903       18,045
 Advertising and promotion ................................       1,953          972        6,089        2,665
 Foreclosed asset activity, net ...........................          24         (205)         299       (1,470)
 Amortization of cost over fair value of net assets
  acquired ................................................       1,018        1,015        3,058        2,984
 Other excluding Ryan, Beck and Levitt Corp. ..............       5,653        4,985       16,129       14,914
 Other for Ryan, Beck and Levitt Corp. ....................       4,515        3,824       14,813        9,788
                                                              ---------    ---------    ---------    ---------
Total non-interest expense ................................      42,570       39,174      125,964      101,133
                                                              ---------    ---------    ---------    ---------
 Income before income taxes, discontinued operations
  and extraordinary items .................................       2,590       14,732       16,167       42,313
 Provision for income taxes ...............................       1,391        5,842        6,284       16,622
                                                              ---------    ---------    ---------    ---------
 Income from continuing operations ........................       1,199        8,890        9,883       25,691
 Income from discontinued operations, net of taxes ........         165          373          424        1,174
                                                              ---------    ---------    ---------    ---------
 Income before extraordinary items ........................       1,364        9,263       10,307       26,865
 Extraordinary items, net of taxes ........................       3,966            0        7,432            0
                                                              ---------    ---------    ---------    ---------
Net Income ................................................   $   5,330    $   9,263    $  17,739    $  26,865
                                                              =========    =========    =========    =========

                      See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                For the Three Months        For the Nine Months
                                                                 Ended September 30,        Ended September 30,
                                                             -------------------------   -------------------------
                                                                2000            1999         2000         1999
                                                             -----------   -----------   -----------   -----------
CLASS A COMMON SHARES

Basic earnings per share from continuing operations ......   $      0.03   $      0.22   $      0.25   $      0.64
Basic earnings per share from discontinued operations ....          0.01          0.01          0.01          0.03
Basic earnings per share from extraordinary items ........          0.10          0.00          0.19          0.00
                                                             -----------   -----------   -----------   -----------
Basic earnings per share .................................   $      0.14   $      0.23   $      0.45          0.67
                                                             ===========   ===========   ===========   ===========

Diluted earnings  per share from continuing operations ...   $      0.03$         0.18$         0.24$         0.51
Diluted earnings  per share from discontinued operations .          0.01          0.00          0.01          0.02
Diluted earnings  per share from extraordinary items .....          0.10          0.00          0.13          0.00
                                                             -----------   -----------   -----------   -----------
Diluted earnings  per share ..............................   $      0.14   $      0.18   $      0.38   $      0.53
                                                             ===========   ===========   ===========   ===========

Basic weighted average number of common shares outstanding    31,588,054    30,583,412    31,544,733    30,554,979
                                                             ===========   ===========   ===========   ===========
Diluted weighted average number of common and common
  equivalent shares outstanding ..........................    31,722,395    48,762,287    47,702,745    48,764,910
                                                             ===========   ===========   ===========   ===========

CLASS B COMMON SHARES
Basic earnings  per share from continuing operations .....   $    106.19   $    985.51   $  1,074.57   $  2,877.61
Basic earnings per share from discontinued operations ....         19.04         41.40         47.31        130.24
Basic earnings per share from extraordinary items ........        457.63          0.00        829.30          0.00
                                                             -----------   -----------   -----------   -----------
Basic earnings  per share ................................   $    582.86   $  1,026.91   $  1,951.18   $  3,007.85
                                                             ===========   ===========   ===========   ===========


Diluted earnings per share from continuing operations ....   $    103.64   $    811.57   $  1,143.34   $  2,385.43
Diluted earnings per share from discontinued operations ..         18.86         28.14         33.44         88.48
Diluted earnings per share from extraordinary items ......        453.53          0.00        586.13          0.00
                                                             -----------   -----------   -----------   -----------
Diluted earnings per share ...............................   $    576.03   $    839.71   $  1,762.91   $  2,473.91
                                                             ===========   ===========   ===========   ===========


Basic weighted average number of common shares outstanding          1.53          2.11          1.86          2.12
                                                             ===========   ===========   ===========   ===========
Diluted weighted average number of common and common
  equivalent shares outstanding ..........................          1.58          2.25          1.94          2.27
                                                             ===========   ===========   ===========   ===========



                          See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                                                Net
                                                                                                             Unrealized
                                                                                               Unearned      Appreci-
                                                                                                Compen-       ation
                                                                      Addi-                     sation     (Depreciation)
                                             Compre-                  tional                  Restricted    on Securities
                                             hensive     Common      Paid-in     Retained       Stock        Available
(In thousands)                               Income      Stock       Capital     Earnings       Grants       for Sale       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998 .............                $   270     $ 147,788    $ 95,818     $ (7,062)      $  3,626     $240,440
 Net income ............................   $ 26,865           0             0      26,865            0              0       26,865
                                           --------
 Other comprehensive income (loss),
  net of tax:
 Change in unrealized losses on
  securities available for sale ........    (20,170)
 Reclassification  adjustment for
  net gains included in net income .....       (705)
                                           --------
 Other comprehensive income ............    (20,875)
                                           --------
 Comprehensive income ..................   $  5,990
                                           ========
 Dividends on Class A Common Stock .....                      0             0      (2,182)           0              0       (2,182)
 Dividends on Class B Common Stock .....                      0             0        (746)           0              0         (746)
 Fair value of stock options granted
  to non-employees .....................                      0            69           0            0              0           69
 Exercise of Class A Common Stock
  options ..............................                      0           262           0            0              0          262
 Exercise of Class B Common Stock
  options ..............................                      1           301           0            0              0          302
 Tax effect relating to the exercise
  of stock options .....................                      0           124           0            0              0          124
 Purchase and retirement of Class A
  Common Stock .........................                    (10)       (8,384)          0            0              0       (8,394)
 Purchase and retirement of Class  B
  Common Stock .........................                     (2)       (1,562)          0            0              0       (1,564)
 Forfeited Class A restricted Common
  Stock ................................                      0           (89)          0           89              0            0
 Issuance of Class A Common Stock
  upon conversion of subordinated
  debentures ...........................                      0            30           0            0              0           30
 Stock dividend August 1999 ............                     54             0         (54)           0              0            0
 Unearned compensation - restricted
  stock grants .........................                      0           513           0         (513)             0            0
 Amortization of unearned compensation
  restricted stock grants ..............                      0             0           0        1,552              0        1,552
 Issuance of Class A restricted Common
  Stock for acquisitions ...............                      2         1,082           0            0              0        1,084
 Net change in unrealized depreciation
  on securities available for sale-net
  of deferred income taxes .............                      0             0           0            0        (20,875)     (20,875)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1999 ............                $   315     $ 140,134    $119,701     $ (5,934)      $(17,249)    $236,967
===================================================================================================================================

                                See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Continued)

                                                                                                                Net
                                                                                                             Unrealized
                                                                                               Unearned      Appreci-
                                                                                                Compen-       ation
                                                                      Addi-                     sation     (Depreciation)
                                             Compre-                  tional                  Restricted    on Securities
                                             hensive     Common      Paid-in     Retained       Stock        Available
(In thousands)                               Income      Stock       Capital     Earnings       Grants       for Sale       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999 .............                $   324     $ 145,501    $122,639     $ (5,633)      $(26,945)    $235,886
 Net income ............................   $ 17,739           0             0      17,739            0              0       17,739
                                           --------
 Other comprehensive income (loss),
  net of tax:
 Change in unrealized gains on
  securities available for sale ........     18,786
 Reclassification  adjustment for
  net gains included in net income .....     (1,277)
                                           --------
 Other comprehensive income ............     17,509
                                           --------
 Comprehensive income ..................   $ 35,248
                                           ========
 Dividends on Class A Common Stock .....                      0             0      (2,402)           0              0       (2,402)
 Dividends on Class B Common Stock .....                      0             0        (566)           0              0         (566)
 Exercise of Class A Common Stock
  options ..............................                      0            37           0            0              0           37
 Exercise of Class B Common Stock
  options ..............................                      6         2,126           0            0              0        2,132
 Tax effect relating to the exercise
  of stock options .....................                      0           100           0            0              0          100
 Purchase and retirement of Class B
  Common Stock .........................                     (7)       (4,357)          0            0              0       (4,363)
 Retirement of publicly traded Class B
  Common Stock pursuant to merger.......                      0       (33,050)          0            0              0      (33,050)
 Compensation in connection with
  corporate merger......................                      0         1,320           0            0              0        1,320
 Forfeited Class A restricted Common
  Stock ................................                      0          (123)          0          103              0          (20)
 Exchange of Class A restricted Common
  Stock for participation in deferred
  compensation plan ....................                     (7)       (7,779)          0        4,599              0       (3,187)
 Amortization of unearned compensation
  restricted stock grants ..............                      0             0           0          489              0          489
 Issuance of Class A restricted Common
  Stock for acquisitions ...............                      0           178           0            0              0          178
 Net change in unrealized depreciation
  on securities available for sale-net
  of deferred income taxes .............                      0             0           0            0         17,509       17,509
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 2000 ............                $   317     $ 103,953    $137,410     $   (442)      $ (9,436)    $231,802
===================================================================================================================================


                                 See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.



               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                   For the Nine Months
                                                   Ended September 30,
                                             -----------------------------
                                                 2000             1999
(In thousands, except share data)            ------------     ------------
Operating activities:
  Income from continuing operations ......   $   9,883         $  25,691
  Income from discontinued operations ....         424             1,174
  Extraordinary items ....................       7,432                 0
Adjustments to reconcile net income to net
 cash used in operating activities:
Provision for loan losses ................      22,016            19,056
Provision for losses on real estate owned           80               193
Depreciation, amortization and accretion,
  net ....................................      10,060            14,652
Write-off of deferred offering costs .....       1,314                 0
Decrease (increase) in deferred tax asset,
  net ....................................      (1,467)            6,657
Trading account (gains) losses ...........          (5)               59
Purchases of trading securities ..........           0               (31)
Proceeds from sales of trading securities            5               (59)
Decrease (increase) in trading securities
  owned - RBCO ...........................      (2,568)           12,051
Losses (gains) on sales of real estate
  owned ..................................          82            (1,933)
Change in real estate inventory ..........      (2,976)           (5,628)
Gains on sales of securities available
  for sale ...............................      (1,003)           (1,449)
Write-down of securities available for
  sale ...................................         780                 0
Loans held for sale valuation allowance ..         557                56
Gains on sales of property and equipment .        (240)           (1,494)
Proceeds from sales of loans held for sale      42,730           118,534
Funding of loans held for sale ...........     (28,093)          (54,211)
Loans purchased, classified as held for
  sale ...................................     (92,707)         (125,790)
Compensation in connection with corporate
  merger .................................       1,320                 0
Gains on sales of loans held for sale ....        (124)           (1,682)
Provision for tax certificate losses .....         675               373
Increase in accrued interest receivable ..     (10,307)           (1,413)
Decrease in other assets .................       3,601               541
Equity in losses (earnings) of
 unconsolidated real estate joint ventures      (1,089)           (1,140)
Increase (decrease) in other liabilities .      17,578           (26,095)
                                             ---------         ---------
Net cash used by operating activities ....     (22,042)          (21,888)
                                             ---------         ---------


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                                                         For the Nine Months
                                                         Ended September 30,
                                                     --------------------------
                                                         2000          1999
(In thousands, except share data)                    -----------    -----------

INVESTING ACTIVITIES:
Proceeds from redemption and maturities of tax
  certificates ...................................   $    85,972    $    44,017
Principal pay-downs on mortgage-backed securities
  held to maturity ...............................        10,360              0
Purchases of tax certificates and other securities      (136,793)       (82,475)
Proceeds from sales of securities available for
  sale ...........................................        89,810        224,026
Principal collected on securities available for
  sale ...........................................       135,456        196,044
Purchases of securities available for sale .......       (81,986)      (687,242)
Purchases of mortgage-backed securities held to
  maturity .......................................      (235,458)             0
Proceeds from sales of FHLB stock ................        14,627         13,380
FHLB stock acquired ..............................        (8,205)        (7,208)
Principal reduction on loans .....................       802,332      1,137,392
Loan fundings for portfolio ......................      (661,744)      (909,755)
Loans purchased for portfolio ....................      (172,445)      (105,112)
Proceeds from maturities of banker's acceptances .         8,742          8,195
Purchases of banker's acceptances ................        (2,898)       (16,963)
Proceeds from sales of real estate owned .........         3,711          9,898
REO acquired in connection with bulk residential
  loan purchases .................................             0         (1,025)
Mortgage servicing rights acquired ...............             0           (897)
Proceeds from sales of mortgage servicing rights .             0         32,648
Cost of equipment acquired for lease .............       (41,864)       (24,363)
Additions to office property and equipment .......        (8,816)        (4,588)
Proceeds from sales of property and equipment ....           422          2,451
Investment in and advances to joint ventures, net         (3,226)       (15,305)
Acquisition, net of cash acquired ................          (222)        (1,296)
                                                     -----------    -----------
Net cash used in investing activities ............      (202,225)      (188,178)
                                                     -----------    -----------
Financing activities:
Net increase in deposits .........................       101,567        157,857
Interest credited to deposits ....................        57,269         56,467
Repayments of FHLB advances ......................    (1,182,441)      (502,437)
Proceeds from FHLB advances ......................     1,064,004        379,000
Net increase in securities sold under agreements
  to repurchase ..................................       200,572        166,117
Net increase (decrease) in federal funds
  purchased ......................................         7,600         (8,300)
Repayment of notes payable .......................       (47,871)        (1,574)
Increase in notes payable ........................        62,306          5,085
Issuance of common stock relating to exercise
  of employee stock options ......................         2,169            564
Issuance of common stock options to non-employees              0             69
Retirement of subordinated debentures ............       (50,786)             0
Issuance of investment notes .....................        34,678              0
Payments to acquire and retire common stock ......        (4,363)        (9,958)
Payments to acquire and retire publicly held
  Class B Common Stock ...........................       (33,050)             0
Receipts (repayments) of advances by borrowers
  for taxes and insurance ........................         8,427        (29,512)
Common stock dividends paid ......................        (3,110)        (2,939)
                                                     -----------    -----------
Net cash provided by financing activities ........       216,971        210,439
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents .        (7,296)           373
Cash and cash equivalents at beginning of period .        90,383        100,823
                                                     -----------    -----------
Cash and cash equivalents at end of period .......   $    83,087    $   101,196
                                                     ===========    ===========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                                                           For the Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            2000        1999
(In thousands, except share data)                        ---------    ---------

SUPPLEMENTARY DISCLOSURE AND NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Interest paid on borrowings and deposits .............   $ 156,614    $ 118,918
Income taxes paid ....................................       2,466        5,000
Loans transferred to real estate owned ...............       5,204        4,957
Commercial non-mortgage loans held for investment
  transferred to held for sale .......................     123,868            0
Residential loans held for sale transferred to held
  for investment .....................................     221,757            0
Issuance of Class A Common Stock upon acquisitions ...         178        1,084
Loan charge-offs .....................................      20,027       18,715
Proceeds from sale of servicing offset by escrow
  reductions .........................................           0       23,703
Issuance of Class A Common Stock upon conversion
  of subordinated debt ...............................           0           30
Decrease in subordinated debt upon conversion to
  Class A Common Stock ...............................           0          (30)
Tax certificate charge-offs (recoveries), net ........         458         (156)
Changes in proceeds receivable from sales of
  mortgage servicing rights ..........................           0       (7,528)
Class A Common Stock dividends; not paid until October         801          758
Class B Common Stock dividends; not paid until October         113          228
Increase in equity for the tax effect related to the
  exercise of employee stock options .................         100          124
Change in net unrealized appreciation (depreciation)
  on securities available for sale ...................      28,561      (33,973)
Change in deferred taxes on net unrealized
  appreciation (depreciation) on securities available
  for sale ...........................................      11,052      (13,098)
Change in stockholders' equity from net unrealized
  appreciation (depreciation) on securities available
  for sale, less deferred income taxes ...............      17,509      (20,875)
Increase in real estate held for development and sale
  resulting from roadway improvement development bond            0        5,949
Reduction in stockholders' equity from the retirement
  of restricted stock ................................      (3,187)           0
Increase in other liabilities from the retirement of
  restricted stock ...................................       3,187            0
Loan to joint ventures transferred to loans receivable           0       20,758
Loan securitization ..................................      58,491       38,790



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

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at September 30, 2000, December 31, 1999 and September 30, 1999 and the consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, the consolidated stockholders' equity and comprehensive income; and the consolidated cash flows for the nine months ended September 30, 2000 and 1999. Such adjustments consisted only of normal recurring items except for the extraordinary items discussed in Note 2. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Form 10-Q for each of the periods ended March 31, 2000 and June 30, 2000.


2. SUBORDINATED DEBENTURES, INVESTMENT NOTES, REVOLVING CREDIT FACILITY AND EQUITY CAPITAL

      On August 17, 2000, the Company's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share and that had the effect of converting BFC Financial Corporation's 4,876,124 shares of Class B Common Stock into Class B Common Stock with an equivalent economic value. Pursuant to the transaction, the Company paid $33.1 million (including $1.4 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction, which was structured as a merger, BFC Financial Corporation became the sole holder of the Class B Common Stock. The Class B Common Stock held by BFC represents 100% of the voting rights of the Company. Outstanding shares of Class B Common Stock were retroactively restated to reflect the merger transaction.

      Outstanding options to purchase Class A Common Stock remained exercisable for the same number of shares of Class A Common Stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of the Company as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger.

      The redemption and retirement of all publicly held outstanding shares of Class B Common Stock pursuant to the merger transaction resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge resulted from the exercise of options to acquire Class B Common Stock six months before the merger date.

     On September 29, 2000, the Company completed a tender offer and purchased $25 million aggregate principal amount of the Company's 5-5/8% Debentures for an aggregate purchase price of $18.25 million. The Company recognized a $3.8 million (net of income tax) extraordinary gain upon the retirement of the Debentures. During the third quarter of 2000 the Company purchased $700,000 of 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000, net of tax.

     The merger transaction and the tender offer were funded through the issuance of investment notes and funds obtained from the revolving credit facility discussed below.

BankAtlantic Bancorp, Inc.

     On August 24, 2000, the Company closed on a revolving credit facility of up to $20 million from an independent financial institution. The credit facility has a three year term and bears interest at prime minus 50 basis points. The Credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the Common Stock of BankAtlantic. At September 30, 2000, the credit facility had an outstanding balance of $19.96 million. The Company was in compliance with all loan covenants at September 30, 2000.

     In January 2000, the Company commenced an offering of up to $150 million of subordinated investment notes. The Company currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At September 30, 2000 the Company had issued an aggregate of $34.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and September 2002.

     The following table sets forth the activity of all outstanding options issued under the Company's stock option plans:

                                               Class B        Class A
                                              ----------    -----------
Outstanding at December 31, 1999 ..........    1,759,468     3,588,336
Issued (canceled) in connection with merger
 transaction...............................   (1,136,108)    1,704,148
  Exercised ...............................     (623,360)            0
  Granted .................................            0       350,000
  Canceled ................................            0       (92,652)
                                              ----------    ----------
Outstanding at September 30, 2000 .........            0     5,549,832
                                              ==========    ==========
Exercisable at September 30, 2000 .........            -     2,157,570
                                              ==========    ==========
Exercise price per share outstanding ......            -   $2.26-12.23
                                              ==========    ==========

     In August 2000, the Company's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of Class A Common Stock. The plan was established pursuant to the merger transaction in order to exchange options to acquire Class B Common Stock that was converted in the merger into options to acquire Class A Common Stock. All outstanding options to acquire Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant Class B option. The options issued had the same intrinsic value as the Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

     On  May  2,  2000,  the  Board  of  Directors  granted,   pursuant  to  the
BankAtlantic Bancorp 1999 stock option plan, incentive stock options and non-qualifying stock options to purchase 317,500 shares of Class A Common Stock to selected officers and directors of the Company. The options vest in five years and expire ten years after the grant date except for options issued to non-officer Directors which vested immediately and 34,064 options which vest 66 months from the grant date. The exercise price for all of the above option grants was equal to the market value of the underlying Common Stock at the date of grant ($3.688) except for 90,000 options that were issued at 110% of the fair market value at the date of the grant. Furthermore, during the nine months ended September 30, 2000, 32,500 options to acquire Class A Common Stock were issued to selected officers with exercise prices ranging from $3.94 to $4.44 The options were issued at market value at the date of the grant, vest in five years and expire ten years after the grant date.

3. EARNINGS PER SHARE

     The Company is required to use the two-class method to report earnings per share. Under the two-class method net income is allocated to Class A and Class B shares first by actual dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. The allocation of undistributed earnings is based on the proportionate equity interest of Class A and Class B shares outstanding. As a consequence of the merger transaction, the Class B Common Stock is entitled to a distribution equal and identical to the distribution on 4,876,124 shares of Class A Common Stock. The 110% dividend preference to Class A shareholders was not affected by the transaction. The basic and diluted earnings per share amounts were calculated using the actual number of Class A and Class B Common Shares outstanding divided by the amount of net income allocated to the Class A and Class B Common shares based on their proportionate equity interest. Outstanding shares of Class B Common Stock during all periods were retroactively restated to reflect the merger transaction.

  BankAtlantic Bancorp, Inc.

4. TRADING SECURITIES

     During the three and nine months ended September 30, 2000, the Company realized losses of $16,000 and gains of $5,000 on trading securities compared to realized losses of $5,000 and $59,000 during the same 1999 period, respectively. During the third quarter of 2000 the Company discontinued its government securities and Euro-dollar trading activities closing out all option and future contracts. These trading activities did not meet the Company's overall growth and profit objectives.

     The RBCO losses and gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in other liabilities at September 30, 2000 and 1999 and December 31, 1999 was $5.9 million and $3.5 million and $2.6 million, respectively, of securities sold not yet purchased, relating to RBCO trading activity.

     The Company's trading securities consist of the following (in thousands):

                                 September 30,   December 31,   September 30,
                                     2000            1999           1999
                                 ------------    -----------    ------------
Debt obligations:
  States and municipalities ..     $ 6,185         $13,961        $ 9,214
  Corporations ...............         707           1,085            756
  U.S. Government and agencies       4,944              29            256
  Corporate equities .........       3,004           8,236          7,728
  Certificates of deposit ....      11,039               0              0
  Option and future contracts            0               0             31
                                   -------         -------        -------
     Total ...................     $25,879         $23,311        $17,985
                                   =======         =======        =======

5.  LOANS HELD FOR SALE

     The Company continuously evaluates its business units for profitability, growth and overall efficiency. As a result, the Company made a determination to discontinue its capital markets activities and its participation in syndication lending. BankAtlantic's Capital Markets Group purchased residential loans with the intent to package and sell, securitize or retain these loans based on individual characteristics. As a consequence of the Company discontinuing its Capital Markets activities, $222 million of residential loans held for sale were transferred from the held for sale portfolio to the held to maturity portfolio resulting in the Company realizing a loss of $654,000 at the date of transfer. As a result of the Company discontinuing its syndication lending activities the entire portfolio of $123.9 million of syndication loans was transferred at June 30, 2000 from loans held to maturity to loans held for sale.

6. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     Levitt Corporation's real estate held for development and sale and joint venture activities consists of the combined activities of St. Lucie West Holding Corporation ("SLWHC"), and Levitt & Sons, Inc. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt & Sons, which was acquired in December 1999, is a developer of single-family home communities and condominium and rental apartment complexes, primarily in Florida.

BankAtlantic Bancorp, Inc.


     Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                              September 30,  December 31,  September 30,
                                 2000           1999           1999
                              ------------   -----------   ------------
Inventory of real estate,
 Levitt & Sons ............     $ 77,193      $ 73,794      $      0
SLWHC land ................       32,763        33,023        34,401
Loans to joint ventures ...       37,523        33,647        31,545
Equity investments in joint
 ventures .................        6,077         6,407         4,411
Other .....................        3,699         3,093         4,791
                                --------      --------      --------
                                $157,255      $149,964      $ 75,148
                                ========      ========      ========

7. COMPREHENSIVE INCOME

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2000 and 1999 was $701,000 and $468,000, respectively.

8. DISCONTINUED OPERATIONS

     At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB"). During the three and nine months ended September 30, 2000 the Company recognized income from discontinued operations, net of tax of $165,000 and $424,000, respectively. The $165,000 liability adjustment during the three months ended September 30, 2000 was associated with lower than projected costs associated with loans serviced in the former mortgage loan servicing unit of BankAtlantic. The remaining liability adjustment of $259,000, net of tax, resulted from the sale of a building used in the Company's MSB operations at a higher than projected sales price.

     During the three and nine months ended September 30, 1999 the Company recognized income from discontinued operations of $373,000 and $1.2 million as a consequence of lower than anticipated losses on the disposal of the servicing portfolio. The MSB anticipated loss from operations was based upon higher prepayment speeds and higher servicing and disposal costs than actually occurred.

9. Derivatives

     During the nine months ended September 30, 2000 the Company entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $275 million, of which $150 million terminate two years from the date of issuance and are callable six months after the issue date, $75 million terminate one year from the date of issuance, $30 million terminate one year from the date of issuance and are callable three months after the issue date and $20.0 million terminate five years from the date of issue and are callable one year after the issue date. The interest rate swap contracts obligate the Company to pay the one month LIBOR index and the Company receives an average fixed rate of interest of 7.08% for the two year interest rate swaps, 6.83% for the one year interest rate swaps, 7.10% for the one-year-callable interest rate swaps and 7.20% for the five-year-callable interest rate swaps. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a one-month LIBOR interest rate. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense in the Company's Statement of Operations for the three and nine months ended September 30, 2000.

10. SEGMENT REPORTING

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

BankAtlantic Bancorp, Inc.

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





                [REMAINDER OF THE PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net contribution after tax. The following table presents segment information for income from continuing operations for the three months ended September 30, 2000 and 1999:

                                     Bank Investment                 Bank Loan
                                        Operations                  Operations
                                 -------------------------   --------------------------                Investment
                                              Wholesale                                 Real Estate      Banking       Segment
(in thousands)                    Other      Residential    Commercial       Retail      Operations    Operations       Total
--------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000

Interest income .............   $   21,098    $   24,182     $   27,315    $  11,196    $      689     $     558     $   85,038
Interest expense and overhead      (20,092)      (20,884)       (19,923)      (7,342)       (1,479)           90        (69,630)
Recovery from (provision
   for) loan losses .........            0            37         (8,185)       1,452             0             0         (6,696)
Non-interest income .........           30          (152)           474          686         5,337         9,345         15,720
                                 ===============================================================================================
Segment profits (loss) before
   taxes ....................          198         2,738           (227)       2,395          (488)       (2,026)         2,590
Provision for income taxes ..           71           986            (82)       1,305          (188)         (701)         1,391
                                ----------    ----------     ----------    ---------    ----------     ---------     ----------
Segment net income (loss) ...   $      127    $    1,752     $     (145)$      1,090    $     (300)    $  (1,325)    $    1,199
                                ==========    ==========     ==========    =========    ==========     =========     ==========
Segment total assets ........   $1,075,383    $1,283,821     $1,156,124    $ 229,514    $  159,612     $  62,201     $3,966,655
                                ==========    ==========     ==========    ==========   ==========     =========     ==========

SEPTEMBER 30, 1999
Interest income .............   $   17,349    $   21,625 $      20,215     $  13,006    $      588     $     441     $   73,224
Interest expense and overhead      (14,228)      (17,871)      (12,505)       (7,332)         (976)         (222)       (53,134)
Recovery from (provision for)
   loan losses ..............            0            42          (604)       (7,661)            0             0         (8,223)
Non-interest income .........          579            51           669           990           496        22,787         25,572
                                ================================================================================================
Segment profits (loss) before
   taxes ....................        2,655         4,075         7,615        (4,431)       (1,771)        6,589         14,732
Provision for income taxes ..        1,053         1,616         3,020        (1,758)         (702)        2,613          5,842
                                ----------    ----------   -----------    ----------     ----------     ---------     ----------
Segment net income (loss) ...   $    1,602    $    2,459   $     4,595    $   (2,673)   $   (1,069)    $   3,976     $    8,890
                                ==========    ==========   ===========    ==========    ==========     =========     ==========
Segment total assets ........   $  937,317    $1,307,792   $   918,070    $  438,907    $   72,126     $  64,526     $3,738,738
                                ==========    ==========   ===========    ==========    ==========     =========     ==========

         The following table is segment information for income from continuing operations for the nine months ended September 30, 2000 and 1999:

                                     Bank Investment                 Bank Loan
                                        Operations                  Operations
                                 -------------------------   --------------------------                Investment
                                              Wholesale                                 Real Estate      Banking       Segment
(in thousands)                    Other      Residential    Commercial       Retail      Operations    Operations       Total
--------------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
Interest income .............   $   56,154    $   74,901   $   75,722     $  33,371     $      761     $   1,499     $  242,408
Interest expense and overhead      (51,225)      (61,728)     (51,408)      (20,139)        (3,804)         (188)      (188,492)
Provision  for loan losses ..            0          (141)     (10,474)      (11,401)             0             0        (22,016)
Non-interest income .........          121           368          745         2,132         15,973        35,518         54,857
                                ================================================================================================
Segment profits (loss)
   before taxes .............        1,887        11,519       13,305        (8,153)           372        (2,763)        16,167
Provision for income taxes ..          748         4,519        5,346        (2,913)          (508)         (908)         6,284
                                ----------    ----------   ----------     ---------     ----------     ---------     ----------
Segment net income (loss) ...   $    1,139    $    7,000   $    7,959     $  (5,240)    $      880     $  (1,855)    $    9,883
                                ==========    ==========   ==========     =========     ==========     =========     ==========

SEPTEMBER 30, 1999
Interest income .............   $   46,570    $   66,123   $   58,215    $   40,379     $      742     $   1,138     $  213,167
Interest expense and overhead      (37,825)      (53,865)     (34,018)      (22,352)        (1,783)         (671)      (150,514)
Provision loan losses .......            0           (43)        (737)      (18,276)             0             0        (19,056)
Non-interest income .........        1,995             9        1,560         3,643          7,269        38,132         52,608
                                ===============================================================================================
Segment profits (loss) before
   taxes ....................        8,656        11,600       24,097        (7,250)         2,360         2,850         42,313
Provision for income taxes ..        3,362         4,532        9,395        (2,810)           868         1,275         16,622
                                ----------    ----------   ----------     ---------     ----------     ---------     ----------
Segment net income (loss) ...   $    5,294    $    7,068   $   14,702     $  (4,440)    $    1,492     $   1,575     $   25,691
                                ==========    ==========   ==========     =========     ==========     =========     ==========

BankAtlantic Bancorp, Inc.

     The differences between total segment assets and total consolidated assets and the difference between segment non-interest income and total consolidated non-interest income are as follows:

                                                         At September 30,
                                                     -----------------------
     (in thousands)                                      2000        1999
                                                     ----------   ----------
     Total Assets
     Total assets for reportable segments ....       $3,966,655   $3,738,738
     Assets in discontinued operations .......                0          982
     Assets in overhead ......................          465,030      230,909
                                                     ----------   ----------
     Total consolidated assets ...............       $4,431,685   $3,970,629
                                                     ==========   ==========


                                     For the Three Months   For the Nine Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   -------------------
(in thousands)                           2000     1999         2000      1999
                                      -------   -------      -------   -------
Non-interest Income
 Total non-interest income for
  reportable segments ............     $15,720   $25,572     $54,857   $52,608
 Items included in interest
  expense and overhead:
   Transaction fee income ........       3,351     3,480       9,823    10,499
   ATM fees ......................       2,827     2,617       8,060     7,320
   Gains on sales of property and
     equipment ...................           0        34         240     1,494
    Other deposit related fees ...         635       691       2,103     2,621
                                        ------   -------     -------   -------
 Total consolidated non-interest
   income ........................     $22,533   $32,394     $75,083   $74,542
                                       =======   =======     =======   =======


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

     Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140") was issued in September 2000. FAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

     FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted.

BankAtlantic Bancorp, Inc.

     The potential impact on the Statement of Operations and Statement of Condition of FAS 140 is currently under review by management.


11. RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for the periods in 2000.















                  {REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this report the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with economic, competitive and other factors affecting the Company and its operations, markets, products and services, credit risks generally and the related adequacy of the allowance for loan losses, changes in interest rates and economic policies, the success of technological, strategic and business initiatives, significant growth in banking as well as non-banking initiatives and other factors discussed elsewhere in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

RESULTS OF OPERATIONS

                                                For the Three Months     For the Nine Months
(In thousands, except per share data)           Ended September 30,      Ended September 30,
                                               ---------------------   -----------------------
                                                  2000        1999        2000         1999
                                               ---------   ---------   ----------   ----------

Income from continuing operations ........     $   1,199   $   8,890   $    9,883   $   25,691
Income from discontinued operations net of
  taxes ....................................         165         373          424        1,174
Extraordinary items, net of taxes ..........       3,966           0        7,432            0
                                               ---------   ---------   ----------   ----------
Net income .................................   $   5,330   $   9,263   $   17,739   $   26,865
                                               =========   =========   ==========   ==========
CLASS A COMMON SHARES
Basic earnings per share from
 continuing operations .....................   $    0.03   $    0.22   $    0.25    $     0.64
Basic earnings per share from discontinued
  operations ...............................        0.01        0.01         0.01         0.03
Extraordinary items, net of taxes ..........        0.10        0.00         0.19         0.00
                                               ---------   ---------   ----------   ----------
Basic earnings per share ...................   $    0.14   $    0.23   $     0.45   $     0.67
                                               =========   =========   ==========   ==========

Diluted earnings per share from continuing
  operations ...............................   $    0.03   $    0.18   $     0.24   $     0.51
Diluted earnings per share from discontinued
   operations ..............................        0.01        0.00         0.01         0.02
Extraordinary items ........................        0.10        0.00         0.13         0.00
                                               ---------   ---------   ----------   ----------
Diluted earnings  per share ................   $    0.14   $    0.18   $     0.38   $     0.53
                                               =========   =========   ==========   ==========
CLASS B COMMON SHARES
Basic earnings per share from continuing
  operations ...............................   $  106.19   $  985.51   $ 1,074.57   $ 2,877.61
Basic earnings per share from discontinued
  operations ...............................       19.04       41.40        47.31       130.24
Extraordinary items ........................      457.63        0.00       829.30         0.00
                                               ---------   ---------   ----------   ----------
Basic earnings  per share ..................   $  582.86   $1,026.91   $ 1,951.18   $ 3,007.85
                                               =========   =========   ==========   ==========

Diluted earnings per share from continuing
  operations ...............................   $  103.64   $  811.57   $ 1,143.34   $ 2,385.43
Diluted earnings per share from discontinued
  operations ...............................       18.86       28.14        33.44        88.48
Extraordinary items ........................      453.53        0.00       586.13         0.00
                                               ---------   ---------   ----------   ----------
Diluted earnings per share .................   $  576.03   $  839.71   $ 1,762.91   $ 2,473.91
                                               =========   =========   ==========   ==========

                                      -20-

BankAtlantic Bancorp, Inc.

     Income from continuing operations - Income from continuing operations declined significantly during the three months ended September 30, 2000 compared to the same period during 1999. The primary reasons for the decline were:

o a substantial decrease in RBCO investment banking income reflecting revenues from a $544 million initial public offering that closed during 1999 with no corresponding initial public offering closings during 2000.

o a significant increase in bank operations compensation associated with the formation of a new senior management team and higher labor costs due to market competition,

o  a compensation charge associated with  the redemption  and  retirement
          of  all  publicly   traded  Class  B  Common  Stock,

o a significant increase in other real estate expenses resulting from the acquisition of Levitt & Sons in December 1999,

o  an increase  in bank  operations  occupancy  expenses  associated with
          repairs and maintenance on bank  branches, data   processing  services
          and maintenance  contracts  associated with ATM operations,

o lower gains on the sale of residential loans held for sale, net of $436,000 in write-downs,

o an increase in advertising costs associated with the operations of Levitt & Sons and the promotions of new deposit and loan products,

o  higher  other   expenses  excluding   RBCO and real estate  operations
          primarily  associated   with   consulting  fees  related to technology
          investments, internet banking operating costs and general corporate expenses associated with deposit and loan growth and

o  a   decrease  in net  interest  income  due to  a  decline  in the net interest margin reflecting a rising interest rate environment which began in July 1999.

     The above reductions in income from continuing operations were partially offset by:

o an improvement in the provision for loan losses resulting from a decline in indirect consumer loan charge-offs and lower aggregate small business and indirect consumer loan portfolio balances,
o an increase in gains on sales of real estate held for sale due to the December 1999 Levitt & Sons acquisition,
o  an increase in RBCO commissions income due to mutual fund sales, and
o  a benefit recognized in the Company's defined benefit pension plan.

     Income from continuing operations - Income from continuing operations for the nine months ended September 30, 2000 declined by 62% compared to the same period during 1999. The primary reasons for the decline were related to the items discussed above along with:

o an increase in the provision for loan losses attributed to charge-offs and delinquency trends in the small business, syndication and indirect consumer loan portfolios,
o  a $695,000 realized loss on the sale of a syndication loan,
o a decline in income from foreclosed asset activity, net attributable to the sale of a REO property during 1999 for a $1.4 million gain, and
o lower gains on the sale of property and equipment resulting from a $1.5 million gain on the sale of a branch facility during 1999.

BankAtlantic Bancorp, Inc.

     The above reductions in income from continuing operations were partially offset by a $651,000 decline in the deferred tax asset valuation allowance due to gains on the sale of real estate from Levitt Corporation and the related decrease in the provision for income taxes. Furthermore, SLWHC realized a $4.3 million gain from the utility expansion receivable sale during the nine months ended September 30, 2000.

     DISCONTINUED OPERATIONS - Income from discontinued operations for the three and nine months ended September 30, 2000 was $165,000 and $424,000, net of income taxes, respectively. The $165,000 gain represents a liability adjustment associated with lower than projected costs associated with loans serviced in the former mortgage loan servicing unit of BankAtlantic. The remaining liability adjustment during the nine months ended September 30, 2000 resulted from the sale of a building.

     During the three and nine months ended September 30, 1999 the discontinued operations gain resulted primarily from slower loan repayments than originally estimated which were the result of rising residential loan interest rates during the period.

     EXTRAORDINARY ITEMS - The extraordinary items resulted from the early extinguishment of debt. On February 29, 2000, the Company repurchased $25 million aggregate principal amount of its 5-5/8% Debentures for $18.75 million. Included in the extraordinary item was $250,000 of costs associated with the tender offer and a $673,000 writeoff of unamortized original issuance costs. On September 29, 2000, the Company repurchased another $25 million aggregate principal amount of its 5-5/8% Debentures for $18.25 million. Included in the extraordinary item was $250,000 of costs associated with the tender offer and a $641,000 writeoff of unamortized original issuance costs. Also, during the third quarter of 2000 the Company purchased $700,000 of its 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000, net of tax.


NET INTEREST INCOME
                                            For the Three Months Ended           For the Nine Months Ended
                                                   September 30,                         September 30,
                                         --------------------------------    ------------------------------------
(In thousands)                             2000        1999       Change        2000         1999        Change
                                         --------   ---------   ---------    ---------   -----------   ----------
Interest and fees on loans and leases    $ 62,241   $  54,444   $   7,797    $ 182,089   $  163,378    $  18,711
Interest on banker's acceptances .....        212         348        (136)         699          736          (37)
Interest and dividends on securities
  available for sale .................     12,292      14,496      (2,204)      38,866       39,167         (301)
Interest and dividends on investment
  securities held to maturity and
  trading securities .................     10,293       3,936       6,357       20,754        9,886       10,868
Interest on deposits .................    (24,070)    (20,525)     (3,545)     (66,175)     (57,645)      (8,530)
Interest on advances from FHLB .......    (15,158)    (13,227)     (1,931)     (46,698)     (40,061)      (6,637)
Interest on securities sold under
  agreements to repurchase ...........    (10,317)     (4,732)     (5,585)     (24,306)     (13,129)     (11,177)
Interest on subordinated debentures,
   notes payable and guaranteed
   preferred interest in the Company's
   Junior Subordinated Debentures ....     (7,570)     (5,176)     (2,394)     (21,091)     (14,875)      (6,216)
Capitalized interest .................      1,400         171       1,229        4,926          503        4,423
                                         --------    --------   ---------    ---------    ---------    ---------
  Net interest income ................   $ 29,323    $ 29,735   $    (412)   $  89,064   $   87,960    $   1,104
                                         ========    ========   =========    =========    =========    =========
Net interest margin ..................       2.92%       3.13%      (0.21)%       2.97%        3.17%       (0.20)%
                                         ========    ========   =========    =========    =========    =========

BankAtlantic Bancorp, Inc.


THIRD QUARTER THIS YEAR VERSUS THE SAME QUARTER LAST YEAR:

     Net interest income was slightly lower primarily resulting from a narrowing of the net interest margin partially offset by interest earning asset growth. The net interest margin declined 21 basis points from 3.13% to 2.92%. The narrowing of the net interest margin was due to the rising interest rate environment which began in July 1999. The increase in earning assets during the period primarily resulted from the origination and purchases of commercial real estate loans.

     Total interest income increased by $11.8 million while total interest expense increased by $12.2 million. The increase in interest income resulted from higher average interest earning assets and average yields. The Company experienced significant loan growth concentrated in the commercial real estate segment of bank loan operations. Additionally, other securities held to maturity increased due to purchases of mortgage-backed securities and tax certificate fundings. The above increases in interest earning assets were partially offset by declines in securities available for sale resulting from principal pay-downs and sales. Average yields on interest earning assets increased due to a rising interest rate environment.

     The increase in total interest expense reflects the funding of the asset growth primarily with FHLB advances and securities sold under agreements to repurchase and an increase in associated average borrowing rates as well as increased borrowings related to the merger transaction which resulted in the retirement of all publicly traded Class B Common Stock. The increased average rates on interest paying liabilities primarily resulted from competition in the Company's deposit markets and the increasing interest rate environment discussed above resulting in higher rates on institutional borrowings. Additionally, the Company funded the retirement of $50.8 million of 5-5/8% Debentures and the retirement of all publicly traded Class B Common Stock with the issuance of $34.7 million of Investment Notes with interest rates ranging from 10% to 11.75% and borrowings of $19.96 million from a revolving credit facility obtained from an independent financial institution. The revolving credit facility bears interest at prime minus 50 basis points.

     The increase in loan interest income primarily resulted from increases in average loan balances and higher average yields. The Company experienced growth in commercial real estate loans, lease financings and home equity loans. The increase in loan average balances was partially offset by declines in the Company's consumer, residential and small business loan portfolios. The decline in consumer loans resulted from the Company ceasing the origination of indirect consumer loans as part of its December 1998 restructuring plan. The decline in small business loan average balances resulted from a significant decrease in loan originations during the 1999 fiscal year and the nine months of 2000 compared to the 1998 fiscal year. The residential loan portfolio decline reflects lower originations associated with the down-sizing of the residential loan division as well as lower residential loan originations during 1999 and the nine months of 2000 compared to prior periods. Also contributing to the increase in loan interest income was higher yields due to the increases in the prime interest rate.

     The decline in banker's acceptances interest income resulted from lower average balances partially offset by higher yields.

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

     The increase in interest and dividends on investment securities held to maturity and trading securities primarily resulted from interest income associated with tax certificates and mortgage-backed securities held to maturity. The additional tax certificate income resulted from expansion of the Company's tax certificate operations outside of the State of Florida. The increased mortgage-backed

BankAtlantic Bancorp, Inc.


securities held to maturity average balances resulted from purchases. The Company did not have mortgage-backed securities held to maturity during the 1999 periods.

     The increase in deposit expense primarily resulted from higher rates on deposits partially offset by lower time deposit average balances. The decline in time deposit average balances was due to the maturity of brokered deposits. The increased deposit average rates reflect the introduction of new transaction and time deposit products and a rising interest rate environment during the latter half of 1999 and the first nine months of 2000. The new deposit products have higher interest rates than the Company's other deposits. Overall, the average rates on interest-bearing deposits increased from 4.09% during the 1999 quarter to 4.97% during the comparable 2000 period.

     The increase in interest expense on advances from FHLB was primarily due to higher average balances and rates. The additional FHLB advance average balances were used to fund loan growth. The higher rates reflect the origination of new advances during 2000 at higher rates than the existing portfolio as well as the repricing of callable advances.

     The higher interest expense on securities sold under agreements to repurchase resulted from higher average balances and rates. The higher average balances funded tax certificate and loan growth as well as the purchase of other securities held to maturity. The higher rates reflect a rising interest rate environment.

     The increase in interest on subordinated debentures, guaranteed preferred interest in the Company's Junior Subordinated Debentures and notes and bonds payable resulted from notes payable acquired in connection with the Levitt & Sons acquisition and borrowings to fund the redemption and retirement of all publicly owned Class B Common Stock and the repurchase and retirement of $50.8 million of the 5-5/8% Debentures. The Levitt Corporation average notes payable balance during the 2000 period was $51 million compared to $10.5 million during the 1999 period. The reduction of interest expense associated with the retirement of $50.8 million of the 5-5/8% Debentures was offset by the interest expense related to the issuance of $34.7 million of investment notes and $19.96 million of borrowings from an independent financial institution.

     Interest expense of $1.4 million was capitalized during the three months ended September 30, 2000 associated with Levitt Corporation real estate operations and investments and advances to joint ventures. During the three months ended September 30, 1999 $171,000 of interest expense was capitalized in connection with investments and advances to real estate joint ventures.

YEAR-TO-DATE THIS YEAR VERSUS YEAR-TO-DATE LAST YEAR:

        Net interest income was slightly higher during the current period. Total interest income increased by $29.2 million while total interest expense increased by $28.1 million. The change in net interest income primarily resulted from the items discussed above. The net interest margin declined by 20 basis points. Yields on earning assets increased from 7.75% during the 1999 period to 8.08% during the 2000 period. Likewise, rates on interest bearing liabilities increased from 4.86% during the 1999 period to 5.48% during the 2000 period. The change in net interest margin primarily resulted from the items discussed above for the three months ended September 30, 2000.

BankAtlantic Bancorp, Inc.


PROVISION FOR LOAN LOSSES

                                  For the Three Months     For the Nine Months
                                   Ended September 30,     Ended September 30,
                                  --------------------    --------------------
                                    2000        1999        2000        1999
                                  --------    --------    --------    --------
 Balance, beginning of period .   $ 48,650    $ 38,100    $ 44,450    $ 37,950
 Charge-offs:
  Commercial real estate loans           0           0           0        (211)
  Non-mortgage commercial .....          0         (26)        (24)        (87)
  Lease financing .............       (427)       (231)     (1,349)       (779)
  Small business - real estate           0         (51)        (85)       (136)
  Small business - non_mortgage     (4,072)     (3,039)    (10,167)     (7,870)
  Consumer loans - indirect ...     (1,594)     (2,321)     (5,988)     (7,939)
  Consumer loans - direct .....       (243)       (368)     (2,020)     (1,580)
  Residential  real estate ....        (53)        (10)       (394)       (113)
                                  --------    --------    --------    --------
                                    (6,389)     (6,046)    (20,027)    (18,715)
                                  --------    --------    --------    --------
 Recoveries:
  Commercial real estate loans           0           5           0         203
  Residential real estate .....          9           0         108           0
  Lease financing .............         59          32         221         181
  Non-mortgage commercial .....         38          18          80         168
  Small business - non_mortgage        330          49         617         123
  Consumer loans - indirect ...        790         479       2,335       1,429
  Consumer loans - direct .....        167         140         550         605
                                  --------    --------    --------    --------
                                     1,393         723       3,911       2,709
                                  --------    --------    --------    --------
Net charge-offs ...............     (4,996)     (5,323)    (16,116)    (16,006)
Additions charged to operations      6,696       8,223      22,016      19,056
                                  --------    --------    --------    --------
Balance, end of period ........   $ 50,350    $ 41,000    $ 50,350    $ 41,000
                                  ========    ========    ========    ========

     The provision for loan losses decreased during the three months ended September 30, 2000 compared to the same 1999 period. The improvement primarily resulted from lower credit losses in the Company's indirect loan portfolio, declining aggregate small business and indirect loan balances and improved delinquency trends during the 2000 quarter compared to the same period during 1999. The majority of the Company's net charge-offs were from the small business and indirect loan portfolios. The aggregate balances in these portfolios declined from $238.2 million at September 30, 1999 to $151.3 million at September 30, 2000. The above positive trends were partially offset by higher lease financings charge-offs, potential problem loans and a $3.7 million specific reserve in the syndication loan portfolio. The increase in lease financing charge-offs was primarily associated with portfolio growth.

     The  provision  for loan  losses  increased  during the nine  months  ended
September 30, 2000 compared to the same 1999 period primarily due to losses experienced in the small business and consumer lending portfolios, including an increase in direct consumer loan second mortgage charge-offs and additional reserves assigned to the syndication and indirect consumer loan portfolios.

     The increase in the allowance for loan losses for the nine months ended September 30, 2000 resulted from small business, and consumer loan delinquency trends, potential problem loans and a $1.3 million specific reserve assigned to the indirect consumer loan portfolio and the syndication loan specific reserve mentioned above.

BankAtlantic Bancorp, Inc.


     At the indicated dates the Company's non-performing assets were (in thousands):

                                         September 30,   December 31,
                                             2000            1999
                                         ------------    -----------
Nonaccrual:
  Tax certificates ...................      $ 2,664        $ 2,258
  Loans and leases ...................       27,574         42,741
                                            -------        -------
  Total nonaccrual ...................       30,238         44,999
                                            -------        -------
Repossessed  Assets:
  Real estate owned, net
    of allowance .....................        5,282          3,951
  Vehicles and equipment .............        1,301          1,253
                                            -------        -------
  Total repossessed assets ...........        6,583          5,204
                                            -------        -------
 Contractually past due 90
    days or more (1) .................            2            410
                                            -------        -------
  Total non performing assets ........      $36,823        $50,613
                                            =======        =======
(1) The majority of these loans in both periods had matured but the borrowers continued to make payments under the matured loan agreement.


     The decrease in non-accrual loans and leases resulted from:

o   a $4.5 million decrease in consumer non-accrual loans,
o   a $8.1 million decline in non-accrual residential loans including a
           $4.5 million decline in non-accrual residential loans purchased,
o   a $2.0 million reduction in non-accrual small business loans and
o   a $1.2 million decrease in non-accrual commercial loans.

     Non-accrual and repossessed consumer loans decreased significantly due to a change in collection procedures. Repossessed equipment associated with lease financing increased by $437,000 primarily as a result of portfolio growth.

     The improvement in residential non-accrual loans reflect that the Company either negotiated a payoff or foreclosed and sold the collateral on non-accrual residential loans acquired. The remaining decline in residential non-accrual loans reflects improvements in the delinquency trends of the portfolio.

     The increase in nonaccrual tax certificates was attributed to portfolio growth.

     The reduction in small business non-accrual loans resulted from a declining portfolio and changes in the collection process resulting in improvements in the delinquency trends.

     Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

     The increase in REO balances was attributed to increased residential REO and the foreclosure mentioned above.

BankAtlantic Bancorp, Inc.

     Two syndication loans totaling $22 million and $5.2 million of small business loans were not included in the above table but are considered potential problem loans. The two syndication loans did not meet their loan covenants resulting in management having serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The small business loans were considered impaired resulting in management having serious doubts that the Company will collect all contractual principal and interest payments. As noted previously, the Company had established allowances for loan loss reserves for these problem loans. At September 30, 2000 both syndication loans and the impaired loans in the small business portfolio had made all contractual principal and interest payments.

 NON-INTEREST INCOME

                                                  For the Three Months Ended         For the Nine Months Ended
                                                       September 30,                        September 30,
                                              --------------------------------    --------------------------------
(In thousands)                                  2000        1999       Change       2000        1999       Change
                                              --------    --------    --------    --------    --------    --------
NON-INTEREST INCOME
BANK OPERATIONS

Loan late fees and other loan income ......   $    981    $  1,404    $   (423)   $  3,088    $  3,893    $   (805)
Gains on sales of loans held for sale,
  net of write-down .......................       (144)        759        (903)       (433)      1,626      (2,059)
Gains on sales of property and equipment ..          0          34         (34)        240       1,494      (1,254)
Trading account gains (losses) ............        (16)         (5)        (11)          5         (59)         64
Gains (losses)on sales of securities
  available for sale ......................         (8)         31         (39)        223       1,449      (1,226)
Transaction accounts ......................      3,351       3,480        (129)      9,823      10,499        (676)
ATM fees ..................................      2,827       2,617         210       8,060       7,320         740
Other .....................................        860         791          69       2,586       2,919        (333)
                                              --------    --------    --------    --------    --------    --------
Non-interest income - banking operations ..      7,851       9,111      (1,260)     23,592      29,141      (5,549)
                                              --------    --------    --------    --------    --------    --------
RBCO OPERATIONS
Principal transactions ....................      2,993       3,680        (687)     11,994       8,384       3,610
Investment banking ........................      1,314      14,475     (13,161)      6,353      18,815     (12,462)
Commissions ...............................      4,875       4,422         453      16,539      10,429       6,110
Other .....................................        163         210         (47)        632         504         128
                                              --------    --------    --------    --------    --------    --------
Non-interest income - RBCO ................      9,345      22,787     (13,442)     35,518      38,132      (2,614)
                                              --------    --------    --------    --------    --------    --------
LEVITT OPERATIONS
Gains on sales of real estate held for sale      3,518         241       3,277       9,687       5,628       4,059
Equity in earnings of unconsolidated
  real estate joint ventures ..............      1,501        (170)      1,671       1,089       1,140         (51)
Utility expansion receivable sale .........          0           0           0       4,265           0       4,265
Other .....................................        318         425        (107)        932         501         431
                                              --------    --------    --------    --------    --------    --------
Non-interest income - real estate
 operations ...............................      5,337         496       4,841      15,973       7,269       8,704
                                              --------    --------    --------    --------    --------    --------
Total non-interest income .................   $ 22,533    $ 32,394    $ (9,861)   $ 75,083    $ 74,542    $    541
                                              ========    ========    ========    ========    ========    ========

BankAtlantic Bancorp, Inc.

NON-INTEREST INCOME - BANK OPERATIONS

     Loan late fees and other loan income decreased during the three and nine months ended September 30, 2000 compared to the same periods during 1999. The decrease primarily resulted from lower prepayment penalties on commercial real estate loans, a decline in late fees on consumer and residential loans and a decrease in renewal fee income on small business loans.

     The declines in gains on sales of loans held for sale during the three and nine months ended September 30, 2000 resulted from a decline in residential loan originations for resale and losses associated with capital markets activities. The realized loss on the syndication loan sale resulted from the Company accepting an offer from the underwriter of a syndication loan to purchase the loan at a discount. The borrower on the syndication loan received a going concern opinion from its independent auditors. In September 2000, the Company discontinued its capital markets activities and reclassified all its loans held for sale to loans held to maturity.


     During the three months ended September 30, 2000 the Company sold $6.4 million of residential loans and a $12.5 million syndication loan held for sale for realized gains of $288,000 and a realized loss of $695,000, respectively. The Company had established a $700,000 valuation allowance associated with the syndicated loan in a prior period. Additionally, the Company transferred $222 million of residential loans held for sale to loans held to maturity and recorded a $654,000 writedown on the transfer date. The Company had established a $217,000 valuation allowance associated with the residential loans in prior periods. During the nine months ended September 30, 2000 the Company sold $42.6 million of loans held for sale for a $819,000 gain and recorded a $557,000 loss related to residential loans held for sale and a $695,000 loss associated with the syndication loan sale mentioned above.

     During the three months ended September 30, 1999 the Company sold $30.1 million of loans held for sale for a $759,000 gain. During the nine months ended September 30, 1999 the Company sold $95.1 million of loans held for sale, $20.4 million of loans purchased and classified as held for sale and $1.4 million of leases for a $1.6 million gain.

     During the nine months ended September 30, 2000, the Company sold ATM equipment and a parcel of land for gains of $58,000 and $182,000, respectively. There were no sales of properties and equipment during the three months ended September 30, 2000.

     During the three and nine months ended September 30, 1999, two branches were consolidated and the vacated property was sold for a gain of $1.5 million.


     During the three and nine months ended September 30, 2000, the Company's trading operations resulted in a $16,000 loss and a $5,000 gain, respectively, compared to a $5,000 and a $59,000 loss during the same 1999 periods. During the third quarter of 2000 the Company discontinued its government securities and Euro-dollar trading activities closing out all option and future contracts. These trading activities did not meet the Company's overall growth and profit objectives.

     During the three months ended September 30, 2000 the Company sold $2.8 million of equity securities for a $75,000 loss and $1.5 million of securitized mortgage-backed securities for a $67,000 gain.

     During the nine months ended September 30, 2000, the Company securitized $58.5 million of loans held for sale and sold $31.4 million of the resulting securities for a $379,000 gain. The Company also sold $49.9 million of treasury notes for a $18,000 gain, $2.3 million of corporate bonds for a $112,000 loss and $6.2 million of securities available for sale for a $62,000 loss. The
$62,000 loss includes a $781,000 write-down of marketable equity securities available for sale. The write-down was made due to a significant decline in the market value of the security. The decline was considered other than temporary due to the magnitude

BankAtlantic Bancorp, Inc.


and length of time of the decline and the financial condition and the near term prospects for the issuer of the security. The securities was sold in September 2000.

     During the three and nine months ended September 30, 1999 the Company sold $84.1 million and $222.6 million of securities available for sale for gains as shown on the above table. Included in the sales of securities available for sale were $24.1 million of securitized loans.

     Transaction fee income declined during the three and nine months ended September 30, 2000. The Company experienced lower analysis charges and monthly transaction fee income during the three and nine months ended September 30, 2000 compared to the same periods in 1999. Overdraft charges were slightly higher during the three months ended September 30, 2000 compared to the same 1999 period.

     The increase in ATM fee income during the three and nine months ended September 30, 2000 was primarily the result of a renegotiated profit sharing agreement for certain locations and increased ATM activity at the Company's branch locations.

     The increase in other income during the three months ended September 30, 2000 was due to higher fees earned on deposit customer services and additional fee income from the Company's lease financing operations.

     The decrease in other income during the nine months ended September 30, 2000 resulted from lower commissions earned from teller check outsourcing and deposit customer services.


NON-INTEREST INCOME - RBCO OPERATIONS

     The decline in principal transaction income during the three months ended September 30, 2000 compared to the same 1999 period was due to a volatile equity market and overall negative market sentiment exhibited by investors during the current quarter. Furthermore, RBCO realized approximately $500,000 of trading gains in connection with a $544 million initial public offering that it managed during 1999.

     The increase in principal transaction income during the nine months ended September 30, 2000 compared to the same 1999 period reflects revenues generated in general market research and internet stocks during the first half of this year. Additionally, RBCO absorbed a significant one-day trading loss during the second quarter of 1999.


     The significant decrease in investment banking revenues during the three and nine months ended September 30, 2000 compared to the same 1999 period resulted from the effect of a $544 million initial public offering during the 1999 quarter while investment banking revenues during the current quarter were at their lowest level since the quarter ended June 30, 1999.

BankAtlantic Bancorp, Inc.


     The significant increase in commission income during the three months ended September 30, 2000 compared to the same 1999 period was attributed to mutual fund sales which was due to increased interest in the various mutual fund products offered to RBCO clients. The increase in commission income during the nine months ended September 30, 2000 compared to the same 1999 period resulted from commissions from general market research stocks and BankAtlantic Bank Brokerage.

     The decrease in other income during the three months ended September 30, 2000 resulted from lower fees from insurance sales. The increased other income during the nine months ended September 30, 2000 compared to the same 1999 period resulted from increased transaction fee income and an unrealized gain in a hedge fund investment.


NON-INTEREST INCOME - LEVITT OPERATIONS

     During the three and nine months ended September 30, 2000 SLWHC land sales resulted in gains of $266,000 and $2.1 million, respectively, while Levitt & Sons sales of real estate resulted in net gains of $3.2 million and $7.6 million, respectively.

     During the three and nine months ended September 30, 1999 SLWHC land sales resulted in gains of $241,000 and $5.6 million, respectively.

     Levitt Corporation's equity in earnings from joint ventures was $1.5 million and $1.1 million during the three and nine months ended September 30, 2000 compared to a loss of $170,000 during the three months ended September 30, 1999 and a gain of $1.1 million during the nine months ended September 30, 1999. During the quarter ended September 30, 2000, a real estate joint venture closed on the sale of a multi-family apartment complex for a gain allocable to the Company of $664,000. During the first quarter of 1999, one of the real estate joint ventures closed on a land sale to an unaffiliated developer resulting in the recognition of a gain allocable to the Company of $1.7 million. Additionally, during the nine months ended September 30, 1999, the Company relinquished its equity participation rights in a loan accounted for as a joint venture in exchange for substantial principal repayments on the loan and a guarantee from a real estate investment trust resulting in the Company transferring $20.8 million in investments in joint ventures to loans receivable. The loan was repaid in full in 1999.

     During February 2000, SLWHC received a cash payment of $8.5 million representing the full satisfaction of a receivable from a public municipality providing water and wastewater services to St. Lucie West resulting in a $3.9 million gain. The gain was subsequently adjusted upward during the second quarter of 2000 by $363,000. The adjustment related to the finalization of proceeds due to minority participants. The cash payment is in full settlement of a receivable pursuant to the agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.

     During the three and nine months ended September 30, 2000, the Company capitalized $1.4 million and $4.9 million of interest expense associated with real estate inventory and investments and advances to real estate joint ventures. During the three and nine months ended September 30, 1999 the Company capitalized $171,000 and $503,000 of interest expense.

     Other income during the three and nine months ended September 30, 2000 represents other revenues from Levitt & Sons and storage income from a marina property. Other income during the three months and nine months ended September 30, 1999 primarily represents accretion of SLWHC impact fee receivables established at the acquisition date. Levitt & Sons was acquired in December 1999.

BankAtlantic Bancorp, Inc.

NON-INTEREST EXPENSES

                                        For the Three Months Ended       For the Nine Months Ended
                                               September 30,                   September 30,
                                       -----------------------------   ------------------------------
                (In thousands)           2000      1999      Change      2000       1999      Change
                                       -------   --------  ---------   --------   --------   --------
NON-INTEREST EXPENSE BANK OPERATIONS
Employee compensation and benefits .   $11,548   $  9,657  $   1,891   $ 33,553   $ 28,332   $ 5,221
Compensation related to merger .....     1,320          0      1,320      1,320          0     1,320
Occupancy and equipment ............     6,053      5,497        556     17,292     16,086     1,206
Foreclosed asset activity, net .....        24       (205)       229        299     (1,470)    1,769
Advertising and promotion ..........       914        483        431      2,947      1,282     1,665
Amortization of cost over fair value
 of net assets acquired ............       708        709         (1)     2,125      2,130        (5)
Other ..............................     5,653      4,985        668     16,129     14,914     1,215
                                       -------   --------   --------   --------   --------   -------
  Non-interest expense .............    26,220     21,126      5,094     73,665     61,274    12,391
                                       -------   --------   --------   --------   --------   -------
RBCO Operations
Employee compensation and benefits .     7,957     12,415     (4,458)    26,533     25,346     1,187
Occupancy and equipment ............       903        873         30      2,611      1,959       652
Advertising and promotion ..........       384        337         47      1,039        846       193
Amortization of cost over fair value
 of net assets acquired ............       310        306          4        933        854        79
Other ..............................     2,271      2,542       (271)     8,209      6,524     1,685
                                       -------   --------   --------   --------   --------   -------
Non-interest expenses ..............    11,825     16,473     (4,648)    39,325     35,529     3,796
                                       -------   --------   --------   --------   --------   -------
Real Estate Operations
Employee compensation and benefits .     1,626        141      1,485      4,267        529     3,738
Advertising and promotion ..........       655        152        503      2,103        537     1,566
Selling, general and administrative      2,244      1,282        962      6,604      3,264     3,340
                                       -------   --------   --------   --------   --------   -------
                                         4,525      1,575      2,950     12,974      4,330     8,644
                                       -------   --------   --------   --------   --------   -------
Total non-interest expense .........   $42,570   $ 39,174  $   3,396   $125,964   $101,133   $24,831
                                       =======   ========   ========   ========   ========   =======

NON-INTEREST EXPENSE - BANK OPERATIONS

     The significant increase in compensation expense during the three and nine months ended September 30, 2000 primarily resulted from the hiring of a new senior management team, as well as annual salary and benefit increases and recruiting expenses. Due to competitive local labor market conditions, the Company substantially increased its employee health insurance and 401(k) retirement benefits. Additionally, increased loan and deposit growth resulted in significant increases in bonuses and incentive compensation. The above compensation increases were partially offset by a recognized benefit of $538,000 and $931,000 for the three and nine months ended September 30, 2000 associated with the Company's defined benefit pension plan. The benefit was recognized due to a change in actuarial assumptions during 2000 associated with the rising interest rate enviornment. There was no corresponding benefit recognized during the 1999 periods.

     The redemption and retirement of all publicly held outstanding shares of Class B Common Stock pursuant to the merger transaction resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge resulted from the exercise of options to acquire Class B Common Stock six months before the merger date.

BankAtlantic Bancorp, Inc.

     The increase in occupancy and equipment expenses during the three and nine months ended September 30, 2000 resulted from higher ATM equipment repair and maintenance, additional data processing fees, higher costs associated with branch network repairs and maintenance, and additional rental expense associated with new data processing facilities.

     Higher advertising and promotion expense related to promotions associated with BankAtlantic's new deposit and loan products as well as promotional costs associated with internet banking.

     The foreclosed asset activity, net primarily reflects residential loan REO operations during the three and nine months ended September 30, 2000.

     The foreclosed asset activity, net included during the three months ended September 30, 1999 a $316,000 gain from the sale of foreclosed land acquired in connection with the acquisition of the Bank of North America in 1996. The foreclosed asset activity, net included a $1.3 million gain from the sale of one parcel of previously foreclosed commercial real estate property during the nine months ended September 30, 1999.

     The increase in other expenses during the three and nine months ended September 30, 2000 resulted from:

o     higher  consulting fees primarily  associated with internet banking and upgrades to the Company's technology infrastructure,
o     increased  provision for tax certificates attributed to the growth in  the  portfolio,  and
o     additional  operating  expenses  such  as postage,  telephone  and general corporate expenses associated with deposit and loan growth.

     The above increases in other expense were partially offset by lower ATM expenses. The decline in ATM expenses primarily resulted from a review and renegotiation of various contracts with ATM vendors and suppliers.

RBCO NON-INTEREST EXPENSE

     The decrease in compensation and benefits expense during the three months ended September 30, 2000 compared to the same 1999 period was primarily due to the $544 million initial public offering that closed in July 1999. RBCO did not close on any initial public offerings during the 2000 quarter.

     The increase in compensation and benefits for the nine months ended September 30, 2000 compared to the same 1999 period resulted form higher commission expenses associated with the higher commission revenues referred to above and increases in salary, bonus, payroll taxes, profit sharing and insurance expenses associated with nearly 60 additional employees. RBCO during 1999 significantly expanded its business activities including the diversification into the healthcare, consumer and technology industries, the expansion of investment banking activities, the expansion of retail operations into BankAtlantic branches and the acquisition of the Southeast Research Group.

     The increases in occupancy and equipment during the three and nine months ended September 30, 2000 compared to the same periods in 1999 reflects additional rent and depreciation expenses associated with the expansion of business activities indicated above and significant additions to assets related to upgrades of information hardware and software systems.

BankAtlantic Bancorp, Inc.

     The higher amortization of cost over fair value of net assets acquired for the nine months ended September 30, 2000 compared to the same 1999 period was attributable to the June 28, 1999 acquisition of the Southeast Research Group.

     The decrease in other expenses during the three months ended September 30, 2000 resulted from lower professional fees and clearing fees. During the September 2000 quarter RBCO renegotiated its clearing agreement which reduced its clearing fees.

     The increase in other expense during the nine months ended September 30, 2000 resulted from additional telephone, quotation and postage expenses associated with the expanded business activities as well as a significant increase in floor brokerage and clearing fees associated with a 73% increase in the number of trades.

 REAL ESTATE OPERATIONS NON-INTEREST EXPENSE

     The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt & Sons.

 SEGMENT REPORTING

     The table below provides segment information for continuing operations:

                                          For the Three Months    For the Nine Months
                                          Ended September 30,     Ended September 30,
                                         --------------------    --------------------
Net contribution after income taxes        2000        1999        2000        1999
                                         --------    --------    --------    --------
Bank investment operations-wholesale
  residential ........................   $  1,752    $  2,459    $  7,000    $  7,068
Bank investment operations - other ...        127       1,602       1,139       5,294
Bank loan operations - retail products      1,090      (2,673)     (5,240)     (4,440)
Bank loan operations - commercial
  products ...........................       (145)      4,595       7,959      14,702
Real estate operations ...............       (300)     (1,069)        880       1,492
Investment banking operations ........     (1,325)      3,976      (1,855)      1,575
                                         --------    --------    --------    --------
Net contributions ....................   $  1,199    $  8,890    $  9,883    $ 25,691
                                         ========    ========    ========    ========


BANK INVESTMENT OPERATIONS

     BANK INVESTMENT OPERATIONS - WHOLESALE RESIDENTIAL

     Segment net contribution decreased during the three months ended September 30, 2000 compared to the same 1999 period primarily from a substantial increase in allocated overhead partially offset by higher interest income associated with a larger portfolio. The higher allocated overhead resulted from a significant increase in non-interest expenses as well as higher bank-wide interest expense primarily due to deposit and other borrowing rate increases. The additional interest income resulted from improvement in yields on interest earning assets.

     Segment net contribution during the nine months remained at 1999 levels due to higher average earnings assets and average yields during the nine month period of 2000 compared to the same 1999 period. The additional interest income from increased average assets and yields was offset by the substantially higher allocated overhead.

BankAtlantic Bancorp, Inc.

     BANK INVESTMENT OPERATIONS - OTHER

     Segment net contribution declined during the three and nine months ended September 30, 2000 compared to the same 1999 period due to lower gains on the sale of loans and securities available for sale as well as a realized loss on the sales of marketable equity securities. The increase in interest income during the three and nine months ended September 30, 2000 compared to the same 1999 period resulted from increased average earning assets relating primarily to the purchase of securities during the period. The higher interest income was offset by allocated overhead.

BANK LOAN OPERATIONS

     BANK LOAN OPERATIONS - RETAIL

     Segment net contribution increased during the three months ended September 30, 2000 due primarily to a substantial decrease in the provision for loan losses partially offset by lower earning asset balances, higher allocated overhead and lower fee income. The decline in the provision for loan losses reflects lower credit losses in the Company's indirect loan portfolio and declining aggregate small business and indirect loan balances. The decline in portfolio balances reflects lower fundings of small business loans and the Company's decision to cease the origination of indirect consumer loans during 1998. Additionally, non-interest income declined reflecting lower small business renewal fee income.

     Segment net contribution during the nine months ended September 30, 2000 compared to the same 1999 period decreased due to lower earning asset balances and a decline in fee income. The above decreases in net contributions were partially offset by an improvement in the provision for loan losses.

     BANK LOAN OPERATIONS - COMMERCIAL

     Segment net contribution declined substantially during the three and nine months ended September 30, 2000 compared to the same periods during 1999 due to a significant increase in the provision for loan losses, a $695,000 realized loss associated with a syndicated loan, and higher allocated overhead. The provision for loan losses increase resulted from higher loan balances and increased classified and problem assets in the syndicated loan portfolio.

REAL ESTATE OPERATIONS

     Segment net contribution from real estate operations during the three months ended September 30, 2000 compared to the same 1999 period increased due to higher earnings from joint venture operations, and earnings from Levitt & Sons operations partially offset by additional overhead allocations. The decline in net contribution during the nine months ended September 30, 2000 reflects additional overhead allocations due to increased inter-company borrowings partially offset by the sale of a utility expansion receivable and a reduction in the deferred tax asset valuation allowance.

INVESTMENT BANKING OPERATIONS

     Segment net contribution from investment banking operations during the three and nine months ended September 30, 2000 compared to the same 1999 period declined primarily due to the $544 million initial public offering that closed in July 1999 and higher operating expenses resulting from the expansion of RBCO operations and the acquisition of Southeast Research Group in June 1999.

BankAtlantic Bancorp, Inc.


     The Company's total assets at September 30, 2000 were $4.4 billion compared to $4.2 billion at December 31, 1999. The increase in total assets primarily resulted from increased:


o tax certificates and other securities held to maturity due to purchases of mortgage-backed securities held to maturity and the funding of tax certificate acquisitions,

o loans receivable, net resulting primarily from the origination and purchase of commercial real estate loans,

o real estate held for development and sale and joint ventures due to the funding of loan commitments to real estate joint ventures,

o  accrued  interest  receivable   reflecting  the  growth  in earning
          assets and payments  receivable  on interest  rate swaps,

o office properties and equipment resulting from computer hardware and software expenditures,

o real estate owned reflecting a commercial nonresidential loan foreclosure, and

o  trading securities related to RBCO operations


     The above increases in total assets were partially offset by decreased:

o securities available for sale resulting from principal pay-downs and sales of mortgage-backed securities, REMICs, and equity securities,

o  FHLB  stock  reflecting  sales  during  the  period,

o other assets reflecting lower balances in broker-dealer receivable, dealer reserve and prepaid expenses, and

o deferred tax asset, net attributed to a decline in unrealized depreciation on securities available for sale.

     The Company's total liabilities at September 30, 2000 were $4.2 billion compared to $3.9 billion at December 31, 1999. The increase in total liabilities primarily resulted from increased:

o  deposit balances  reflecting the introduction of new deposit products,

o securities sold under agreements to repurchase and federal funds purchased used to fund growth in loans receivable, and other securities held to maturity and to pay-down FHLB advances,
o advances by borrowers for taxes and insurance due to an increase in commercial real estate escrow balances, and
o other liabilities resulting from increased teller check balances, higher current taxes payable and the establishment of a deferred compensation liability associated with the BankAtlantic Bancorp-Ryan Beck Deferred Compensation Plan.

     The retirement of $50.8 million of the Company's 5.625% convertible subordinated debenture during the nine months ended September 30, 2000 was offset by the Company issuing $34.7 million of investment notes and borrowing $19.96 million from an independent financial institution.

BankAtlantic Bancorp, Inc.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuation which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.


EQUITY PRICE RISK

     The Company maintains a portfolio of trading and available for sale equity securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's securities sold not yet purchased, and trading and available for sale securities at September 30, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                 Available
                                 for Sale       Securities
 Percent         Trading         Equity         Sold Not            Total
Change in       Securities      Securities         Yet           Appreciation
Fair Value      Fair Value      Fair Value      Purchased       (Depreciation)
----------      ----------      ----------      ---------       --------------
   20 %          $ 31,055        $ 34,406       $ (7,058)          $ 9,734
   10 %          $ 28,467        $ 31,539       $ (6,470)          $ 4,867
    - %          $ 25,879        $ 28,672       $ (5,882)          $     0
  (10)%          $ 23,291        $ 25,805       $ (5,294)          $(4,867)
  (20)%          $ 20,703        $ 22,938       $ (4,706)          $(9,734)

     RBCO is a market maker in equity securities which could from time to time require them to hold securities during declining markets. The Company attempts to manage its equity price risk by maintaining a relatively small portfolio of securities and evaluating equity securities as part of the Company's overall asset and liability management process.


INTEREST RATE RISK

     The majority of the Company's assets and liabilities are monetary in nature subjecting the Company to significant interest rate risk. During the nine months ended September 30, 2000 the Company has entered into callable and noncallable interest rate swap contracts to change fixed rate time deposits to floating rate borrowings.

     The Company has developed a model using vendor software to quantify its interest rate risk. A sensitivity analysis was performed measuring the Company's potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model include the Company's loans, securities, other earning assets, deposits, other borrowings, debentures, financial derivatives and off balance sheet loan commitments.

     The Company had fixed rate loan commitments aggregating $16.7 million at September 30, 2000.

BankAtlantic Bancorp, Inc.


     The model calculates the net potential gains and losses in net portfolio fair value by:

     (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2000,

     (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

     (iii)the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

     Presented below is an analysis of the Company's interest rate risk at September 30, 2000 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                        Net Portfolio
          Changes          Value          Dollar
          in Rate         Amount          Change
          -------       -------------   ---------
                       In thousands
          +200 bp         $184,072      $(110,100)
          +100 bp         $242,857      $ (51,315)
             0 bp         $294,172      $       0
          (100)bp         $332,765      $  38,593
          (200)bp         $321,771      $  27,599


     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include loan prepayment rates, deposit decay rates, market values of certain assets under the assumed interest rate scenarios, and repricing of certain deposits and borrowings.

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

BankAtlantic Bancorp, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash flow is dividends from BankAtlantic, sales of securities available for sale, borrowings from financial service companies, and proceeds from the issuance of debt and equity securities. Such funds were utilized by the Company to pay dividends on its outstanding common stock, interest payments on its Debentures, investment notes and notes payable, acquire its common stock, fund purchases of securities available for sale, and repurchases of its 5-5/8% Debentures. Dividends from BankAtlantic to the Company are subject to regulatory approval.

     BankAtlantic's primary sources of funds during the first nine months of 2000 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, loans held for sale, FHLB stock, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit maturities, loan purchases and fundings, purchases of FHLB stock, and increases in tax certificates, trading securities, real estate inventory, joint venture investments, securities held to maturity and securities available for sale. At September 30, 2000, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     The Company's commitments to originate loans at September 30, 2000 were $164.9 million compared to $173.8 million at September 30, 1999. Additionally, the Company had commitments to purchase $21.0 million of mortgage-backed securities at September 30, 2000 compared to zero during the same 1999 period. At September 30, 2000, loan commitments were 6.00% of net loans receivable.

     Leasing Technology Inc. ("LTI") is obligated on leases sold with full recourse by LTI to investors prior to the Company's acquisition. Under the terms of such agreements, LTI is subject to recourse for 100% of the remaining balance of the lease receivable of LTI sold upon a default by the lessees. At September 30, 2000, the amount of lease payments subject to such recourse provisions was approximately $1.2 million and a $47,000 estimated liability on leases sold with recourse is included in other liabilities in the Company's Statement of Financial Condition.

     On August 17, 2000, the Company's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share and that had the effect of converting BFC Financial Corporation's 4,876,124 shares of Class B Common Stock into Class B Common Stock with an equivalent economic value. Pursuant to the transaction, the Company paid $33.1 million (including $1.4 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction, which was structured as a merger, BFC Financial Corporation became the sole holder of the Class B Common Stock. The Class B Common Stock held by BFC represents 100% of the voting rights of the Company.

     Outstanding options to purchase Class A Common Stock remained exercisable for the same number of shares of Class A Common Stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the merger. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of the Company as the surviving corporation at the same conversion price and upon the same terms as in effect before the merger.

BankAtlantic Bancorp, Inc.

        All outstanding options to acquire Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire Class A Common Stock at an exercise price ranging from $2.26 to $2.32. The Class A options issued had the same intrinsic value as the Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

     In August 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5-5/8% Debentures due 2007 for a cash price of $730 per $1,000 principal amount of 5-5/8% Debentures. On September 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of 5-5/8% Debentures for an aggregate purchase price of $18.25 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $45 million aggregate principal amount of the 5-5/8% Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the 5-5/8% Debentures tendered were purchased on a pro_rata basis (at a ratio of approximately 56%) in accordance with the terms of the tender offer. The Company recognized a $3.8 million (net of income tax) extraordinary gain upon the retirement of the Debentures. Subject to market conditions and other factors, the Company may seek to repurchase additional 5-5/8% Debentures in the future.

     In January 2000, the Company announced a tender offer for up to $25 million in principal amount of the Company's outstanding 5-5/8% Debentures due 2007 for a cash price of $750 per $1,000 principal amount of 5-5/8% Debentures. On February 29, 2000 the Company accepted for purchase the maximum $25 million aggregate principal amount of 5-5/8% Debentures for an aggregate purchase price of $18.75 million under the terms of the tender offer. Upon expiration of the tender offer, approximately $60 million aggregate principal amount of the 5-5/8% Debentures had been validly tendered, and since this amount exceeded the $25 million principal amount tendered by the Company, the 5-5/8% Debentures tendered were purchased on a pro_rata basis (at a ratio of approximately 41%) in accordance with the terms of the tender offer. The Company recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

     During the third quarter of 2000 the Company purchased $700,000 of 5-5/8% Debentures in the secondary market and recognized an extraordinary gain of $158,000 net of tax.

     In January 2000, the Company began an offering of up to $150 million of its subordinated investment notes. The Company currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At September 30, 2000 the Company had issued an aggregate of $34.7 million of investment notes with interest rates between 10% and 11.75% and maturity dates between February 2002 and September 2002. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

     On August 24, 2000, the Company closed on a revolving credit facility of up to $20 million from an independent financial institution. The credit facility has a three year term and bears interest at prime minus 50 basis points. The Credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. At September 30, 2000, the credit facility had an outstanding balance of $19.96 million. The Company was in compliance with all loan covenants at September 30, 2000.

     The Company used the proceeds from the investment notes and the revolving credit facility to fund the tender offer and the merger transaction.

BankAtlantic Bancorp, Inc.

     On March 1, 2000, 749,533 restricted shares of Class A Common Stock issued to key employees of RBCO in connection with the acquisition of RBCO were retired in exchange for the establishment of interests in the BankAtlantic Bancorp_Ryan Beck Deferred Compensation Plan ("Plan") in the aggregate amount of $7.8 million. In January 2000, each participant in the RBCO retention pool was provided the opportunity to exchange those restricted shares that were allocated to such participant for a cash_based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the RBCO acquisition. The Company may at its option terminate the Plan at anytime without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). Subject to the terms of the Plan, the participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise it rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%. As a result of the exchange, stockholders' equity declined by $3.2 million with a corresponding increase in other liabilities.

     On July 14, 1999, the Company's Board of Directors approved the repurchase on the open market of up to 3.5 million shares of the Company's common stock. The Board authorized the repurchase of common stock on a "time-to-time" basis, depending upon market conditions and subject to compliance with applicable securities laws. Pursuant to the above repurchase plan the Company paid $4.4 million to repurchase and retire 736,000 shares of Class B Common Stock during the nine months ended September 30, 2000. Pursuant to a previously announced plan to repurchase shares of common stock, the Company paid $8.4 million to repurchase and retire 1,149,655 shares of Class A Common Stock and $1.6 million to repurchase and retire 221,345 shares of Class B Common Stock during the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000 the Company entered into interest rate swap contracts with various primary brokers in an aggregate notional amount of $275 million, of which $150 million terminate two years from the date of issuance and are callable six months from the date of issuance, $75 million terminate one year from the date of issuance, $30 million terminate one year from the date of issuance and are callable three months after the issue date and $20.0 million terminate five years from the issue date and are callable one year after the issue date. The interest rate swap contracts obligate the Company to pay the one month LIBOR index and the Company receives an average fixed rate of interest of 7.08% for the two year interest rate swaps, 6.83% for the one year interest rate swaps, 7.10% for the one-year-callable interest rate swaps and 7.20% for the five-year-callable interest rate swaps. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a one-month LIBOR interest rate.

     At the indicated date BankAtlantic's capital amounts and ratios were:

                                                         Adequately     Well
                                     Actual             Capitalized  Capitalized
                                     Amount     Ratio      Ratio       Ratio
                                    --------  --------  -----------  ----------
(In thousands)
At September 30, 2000:
Total risk-based capital ........   $331,025   11.67 %     8.00 %      10.00 %
Tier I risk-based capital .......   $295,444   10.41 %     4.00 %       6.00 %
Tangible capital ................   $295,444    6.99 %     1.50 %       1.50 %
Core capital ....................   $295,444    6.99 %     4.00 %       5.00 %

At December 31, 1999:
Total risk-based capital ........   $339,322   13.30 %     8.00 %      10.00 %
Tier I risk-based capital .......   $307,270   12.04 %     4.00 %       6.00 %
Tangible capital ................   $307,270    7.71 %     1.50 %       1.50 %
Core capital ....................   $307,270    7.71 %     4.00 %       5.00 %

BankAtlantic Bancorp, Inc.

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company's wholly owned subsidiary, RBCO, is subject to the net capital provisions of the Securities Exchange Act of 1934. At September 30, 2000, RBCO's regulatory net capital was approximately $6.3 million, which exceeded minimum net capital rule requirements by $5.3 million.

     RBCO operates as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to Securities and Exchange Commission rules relating to possession or control and customer reserve requirements and was in compliance with such rules at September 30, 2000.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of Shareholders on August 17, 2000. At the meeting three Directors were elected by the following votes:


                                           For        Against
                                        ---------    ---------
        John E. Abdo ................   9,490,764      67,191
        Charlie C. Winningham, II ...   9,427,400     130,555
        Ira Siegel ..................   9,490,864      67,091


     The following Directors terms of office continued after the meeting:

            Jarett S. Levan            Bruno Di Giulian
            Steven M. Coldren          Alan B. Levan
            Mary G. Ginestra           Ben A. Plotkin


     Holders of Class A Common Stock and Class B Common Stock adopted the Amended and Restated Agreement and Plan of Merger, dated March 29, 2000 by the following votes:

                                                                     Broker
                                 For        Against    Abstained    Non-vote
                              ----------   ---------   ---------   ---------
Class A Common Shareholders   20,086,486   1,852,617    129,365            0
Class B Common Shareholders    8,073,357     200,805     43,644    1,233,049






EXHIBITS AND REPORT ON FORM 8-K

(a)           EXHIBITS

              Exhibit 11 - Statement re Computation of Per Share Earnings


(b)           Reports on Form 8-K

              None

BankAtlantic Bancorp, Inc.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BANKATLANTIC BANCORP, INC.



Date:  November 13, 2000              By:   /s/Alan B. Levan
       -----------------                    -------------------------
                                            Alan B. Levan
                                            Chief Executive Officer/
                                            Chairman/President


Date:  November 13, 2000              By:   /s/James A. White
       -----------------                    -------------------------
                                            James A. White
                                            Executive Vice President,
                                            Chief Financial Officer

BankAtlantic Bancorp, Inc.
                                                                     EXHIBIT 11
                                                                     ----------
EARNINGS PER SHARE

     The following reconciles the numerators and denominators of the basic and diluted earnings per share. The basic and diluted Class B weighted average shares were restated to reflect the merger whereby each weighted average share of Class B Common Stock before the merger was converted into .0000002051 shares of Class B Common Stock after the merger.

                                                 For the Three Months                      For the Three Months
                                                Ended September 30, 2000                 Ended September 30, 1999
(In thousands, except share data         -------------------------------------    -------------------------------------
 and percentages)                          Class A       Class B       Total        Class A       Class B      Total
                                         -----------   ----------   ----------    -----------   ----------   ----------
BASIC NUMERATOR
Actual dividends declared ...........    $       801   $      113   $      914    $       758   $      228   $      986
Basic allocation of undistributed
 earnings from continuing operations             235           50          285          6,051        1,853        7,904
                                         -----------   ----------   ----------    -----------   ----------   ----------
Income from continuing operations ...          1,036          163        1,199          6,809        2,081        8,890
Income from discontinued operations .            136           29          165            286           87          373
Income from extraordinary item ......          3,265          701        3,966              0            0            0
                                         -----------   ----------   ----------    -----------   ----------   ----------
Net income ..........................    $     4,437          893        5,330          7,095        2,168        9,263
                                         ===========   ==========   ==========    ===========   ==========   ==========
BASIC DENOMINATOR
Weighted average shares outstanding .     31,588,054         1.53                  30,583,412         2.11
                                         ===========   ==========                 ===========   ==========
Allocation percentage ...............          82.35%       17.65%                      76.57%       23.43%
                                         ===========   ==========                 ===========   ==========
Basic earnings per share ............    $      0.14   $   582.86                 $      0.23   $ 1,026.91
                                         ===========   ==========                 ===========   ==========
DILUTED NUMERATOR
Actual dividends declared ...........    $       801   $      113   $      914    $       758   $      228   $      986
                                         -----------   ----------   ----------    -----------   ----------   ----------
Basic allocation of undistributed
 earnings from continuing operations             235           50          285          6,051        1,853        7,904
                                         -----------   ----------   ----------    -----------   ----------   ----------
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage .........................             (1)           1            0            509         (509)           0
                                         -----------   ----------   ----------    -----------   ----------   ----------
Diluted allocated undistributed
 earnings from continuing operations             234           51          285          6,560        1,344        7,904
                                         -----------   ----------   ----------    -----------   ----------   ----------
Interest expense on convertible debt               0            0            0          1,250          256        1,506
                                         -----------   ----------   ----------    -----------   ----------   ----------
Dilutive net income from continuing
 operations .........................          1,035          164        1,199          8,568        1,828       10,396
Dilutive net income from discontinued
 operations .........................            135           30          165            309           64          373
Extraordinary item ..................          3,250          716        3,966              0            0            0
                                         -----------   ----------   ----------    -----------   ----------   ----------
Net income ..........................    $     4,420   $      910   $    5,330    $     8,877   $    1,892   $   10,769
                                         ===========   ==========   ==========    ===========   ==========   ==========
DILUTED DENOMINATOR
Basic weighted average shares
 outstanding ........................     31,588,054         1.53                  30,583,412         2.11
Convertible debentures ..............              0            -                  17,870,080            -
Options .............................        134,341         0.05                     308,795         0.14
                                         -----------   ----------                 -----------   ----------
Diluted weighted average shares
 outstanding ........................     31,722,395         1.58                  48,762,287         2.25
                                         ===========   ==========                 ===========   ==========
Allocation percentage ...............          81.95%       18.05%                      83.01%       16.99%
                                         ===========   ==========                 ===========   ==========
Diluted earnings per share ..........    $      0.14   $   576.03                 $      0.18   $   839.71
                                         ===========   ==========                 ===========   ==========

   BankAtlantic Bancorp, Inc.


                                                 For the Nine Months                      For the Nine Months
                                                Ended September 30, 2000                 Ended September 30, 1999
(In thousands, except share data         -------------------------------------    -------------------------------------
 and percentages)                          Class A       Class B       Total        Class A       Class B      Total
                                         -----------   ----------   ----------    -----------   ----------   ----------
BASIC NUMERATOR
Actual dividends declared ...........    $     2,402   $     566    $    2,968    $     2,182   $      746   $    2,928
Basic allocation of undistributed
earnings from continuing operations .          5,479       1,436         6,915         17,407        5,356       22,763
                                         -----------   ---------    ----------    -----------   ----------   ----------
Income from continuing operations ...          7,881       2,002         9,883         19,589        6,102       25,691
Income from discontinued operations .            336          88           424            898          276        1,174
Extraordinary item ..................          5,894       1,538         7,432              0            0            0
                                         -----------   ---------    ----------    -----------   ----------   ----------
Net income ..........................    $    14,111   $   3,628    $   17,739    $    20,487   $    6,378   $   26,865
                                         ===========   =========    ==========    ===========   ==========   ==========

BASIC DENOMINATOR
Weighted average shares outstanding .     31,544,733        1.86                   30,554,979         2.12
                                         ===========   =========                  ===========   ==========
Allocation percentage ...............          79.25%      20.75%                       76.47%       23.53%
                                         ===========   =========                  ===========   ==========
Basic earnings per share ............    $      0.45   $1,951.18                  $      0.67   $ 3,007.85
                                         ===========   =========                  ===========   ==========

DILUTED NUMERATOR
Actual dividends declared ...........    $     2,402   $     566    $    2,968    $     2,182   $      746   $    2,928
                                         -----------   ---------    ----------    -----------   ----------   ----------
Basic allocation of undistributed
 earnings from continuing operations           5,479       1,436         6,915         17,407        5,356       22,763
                                         -----------   ---------    ----------    -----------   ----------   ----------
Reallocation of basic undistributed
 earnings due to change in allocation
 percentage .........................            378        (378)            0          1,468       (1,468)           0
                                         -----------   ---------    ----------    -----------   ----------   ----------
Diluted allocated undistributed
 earnings from continuing operations           5,857       1,058         6,915         18,875        3,888       22,763
                                         -----------   ---------    ----------    -----------   ----------   ----------
Interest expense on convertible debt           3,303         597         3,900          3,742          771        4,513
                                         -----------   ---------    ----------    -----------   ----------   ----------
Dilutive income from continuing
 operations .........................         11,562       2,221        13,783         24,799        5,405       30,204
Dilutive income from discontinued
 operations .........................            364          60           424            973          201        1,174
Dilutive income from extraordinary
 item ...............................          6,295       1,137         7,432              0            0            0
                                         -----------   ---------    ----------    -----------   ----------   ----------
Net income ..........................   $     18,221   $   3,418    $   21,639    $    25,772   $    5,606   $   31,378
                                        ============   =========    ==========    ===========   ==========   ==========

DILUTED DENOMINATOR
Basic weighted average shares
 outstanding ........................     31,544,733        1.86                   30,554,979         2.12
Convertible debentures ..............     16,107,909           -                   17,872,231            -
 Options ............................         50,103        0.08                      337,700         0.15
                                         -----------   ---------                  -----------   ----------
Diluted weighted average shares
 outstanding ........................     47,702,745        1.94                   48,764,910         2.27
                                         ===========   =========                  ===========   ==========
Allocation percentage ...............          84.70%      15.30%                       82.92%       17.08%
                                         ===========   =========                  ===========   ==========
Diluted earnings per share ..........    $      0.38   $1,762.91                  $      0.53     2,473.91
                                         ===========   =========                  ===========   ==========
