Form 10-K405
period 2000-12-31
BANKATLANTIC BANCORP INC
filed 2001-03-30
CIK 921768

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                             Commission File Number
                                    34-027228

                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)

           FLORIDA                                          65-0507804
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

    1750 EAST SUNRISE BOULEVARD
      FT. LAUDERDALE, FLORIDA                                  33304
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


       Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ X ]

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]


       The number of shares of Registrant's Class A Common Stock outstanding on March 14, 2001 was 31,741,228.

         Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders, are incorporated in Part III of this report.

                                     PART I

                                ITEM I. BUSINESS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company" ) and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of increased leverage; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of its allowance for loan losses, changes in interest rates and economic policies; the success of technological, strategic and business initiatives, the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's equity investments; and other factors discussed elsewhere in this report filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

THE COMPANY

         The Company is a Florida-based diversified financial services holding company which owns BankAtlantic, Levitt Corporation (a subsidiary of BankAtlantic) and Ryan, Beck & Co., LLC ("Ryan Beck"). BankAtlantic, a federally-chartered, federally-insured savings bank was organized in 1952, and provides traditional retail banking services and a full range of commercial banking products and related financial services through 70 branch offices located primarily in Miami-Dade, Broward, Hillsborough and Palm Beach Counties in the State of Florida. BankAtlantic's activities include: (i) attracting checking and savings deposits from the public and general business customers,
(ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties, and (iv) making other investments in mortgage-backed securities, tax certificates and other securities. BankAtlantic is regulated and examined by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC").

         Levitt Corporation ("Levitt") owns St. Lucie West Holding Corp., a developer of a master planned residential, commercial and industrial community in St. Lucie County, Florida and Levitt and Sons, a developer of single-family home communities, condominiums and rental apartment complexes. Levitt also has several other real estate joint venture investments in South Florida.

         Ryan Beck provides a full range of investment banking, brokerage and investment management services through offices in New Jersey, New York, Pennsylvania, Massachusetts, Maine and Florida.

BUSINESS SEGMENTS

         We are a diversified financial services holding company that provides a full line of products and services encompassing consumer and commercial banking; real estate construction and development, and brokerage and investment banking. Management reports our results of operations through six segments. Capital Markets, Commercial Banking, and Community Banking are our Bank Operation segments, Levitt Corporation is our real estate construction and development segment, Ryan Beck is our brokerage and investment banking segment, and the Parent Company is our acquisition finance and equity investments segment.

CAPITAL MARKETS

         The Capital Markets segment manages the investments in the securities portfolios as well as wholesale and retail residential lending activities. The Capital Markets segment administers our fixed income securities portfolios which includes securities available for sale, investment securities and tax certificates. Additionally, this segment also handles our residential loan portfolio.

         Residential Loans - We make residential real estate loans secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties. We originate Community Reinvestment Act ("CRA") residential loans through our branch banking network and handle other types of residential loans through a referral program with an unaffiliated lender on a fee basis. We originate both fixed rate and adjustable rate loans with amortization periods up to 30 years.

         Securities Available for Sale - Securities available for sale consist of mortgage-backed securities, treasury notes and real estate mortgage investment conduits ("REMIC"). Our securities portfolio serves as a source of liquidity while providing a means to moderate interest rate changes. The decision to purchase and sell securities is based upon current assessment of the economy, the interest rate environment and our liquidity requirements.

         Investment Securities Held to Maturity and Tax Certificates - Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. Our experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period. Other than in Florida and Georgia, there is no significant concentration of tax certificate holdings in any one taxing authority. Investment securities held to maturity consist of adjustable rate mortgage-backed securities issued by government agencies. These securities have minimal credit and interest rate risk due to the government agency guarantee of the principal balance and periodic interest rate adjustments.

      The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):

                                     U.S.                                     CORPORATE
                                   TREASURY                     MORTGAGE-        BOND                      WEIGHTED
                                     AND           TAX           BACKED          AND                       AVERAGE
                                   AGENCIES    CERTIFICATES    SECURITIES       OTHER           TOTAL       YIELD
                                 ------------  -------------  --------------  ------------   ----------  -----------
DECEMBER 31, 2000
MATURITY: (1)
  One year or less               $  5,945       $ 87,477       $    4,480       $    0       $   97,902       10.57%
  After one through five
    years                               0         34,875              313          250           35,438       11.10
  After five through ten
    years                               0              0           11,626            0           11,626        5.39
  After ten years                       0              0        1,033,633            0        1,033,633        6.42
                                 --------     ----------      -----------   ----------       ----------       ------
Fair values (2) (3)              $  5,945     $  122,352      $ 1,050,052   $      250       $1,178,599        6.90%
                                 ========     ==========      ===========   ==========       ==========       =====
Amortized cost (2) (3)           $  5,945     $  122,352      $ 1,056,470   $      250       $1,185,017        6.43%
                                 ========     ==========      ===========   ==========       ==========       =====
Weighted average yield based
    on fair values                   5.82%         11.15%            6.41%        7.00%            6.90%
Weighted average maturity        .2 years      2.0 years       21.7 years    4.7 years       19.5 years
                                 --------     ----------      -----------   ----------      -----------
DECEMBER 31, 1999
Fair values (2) (3)              $ 30,624     $   91,576      $   767,372   $    2,093       $  891,665        6.80%
                                 ========     ==========      ===========   ==========       ==========       =====
Amortized cost (2) (3)           $ 30,632     $   91,576      $   813,127       $2,322       $  937,657        6.47%
                                 ========     ==========      ===========   ==========       ==========       =====
DECEMBER 31, 1998
Fair value (2) (3)               $  5,041     $   51,811      $   573,402       $1,980       $  632,234        5.93%
                                 ========     ==========      ===========   ==========       ==========       =====
Amortized cost (2)(3)            $  4,992     $   51,811      $   571,177       $2,342       $  630,322        6.42%
                                 ========     ==========      ===========   ==========       ==========       =====

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.
(2) Equity securities with a cost of $35.0 million, $37.5 million and $13.2 million and a fair value of $48.4 million, $39.6 million and $17.1 million at December 31, 2000, 1999 and 1998, respectively, were excluded from the above table.
(3) Trading securities of $43.6 million, $23.3 million and $30.0 million for 2000, 1999 and 1998, respectively, were excluded from the above table.

         A summary of the cost and gross unrealized appreciation or depreciation of estimated fair value compared to cost of tax certificates and held to maturity and available for sale securities follows (in thousands):


                                                                           DECEMBER 31, 2000
                                                      ----------------------------------------------------------
                                                                         GROSS          GROSS
                                                      AMORTIZED        UNREALIZED     UNREALIZED       ESTIMATED
                                                        COST          APPRECIATION   DEPRECIATION     FAIR VALUE
                                                      ----------      ------------   ------------     -----------
Tax certificates and investment securities:
  Cost equals market                                  $  145,344        $     0        $     0        $  145,344
Mortgage-backed securities held to maturity:
  Market over cost                                       238,275          4,352              0           242,627
Investment securities available for sale:
  Cost equals market                                       5,945              0              0             5,945
  Market over cost                                        11,410         13,575              0            24,985
  Cost over market                                           805              0            150               655
Mortgage-backed securities available for sale:
  Market over cost                                       280,854          1,369              0           282,223
  Cost over market                                       537,341              0         12,139           525,202
                                                      ----------        -------        -------        ---------
      Total                                           $1,219,974        $19,296        $12,289        $1,226,981
                                                      ==========        =======        =======        ==========

COMMERCIAL BANKING

         The Commercial Banking segment provides a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans to customers with balances over $1.0 million, and international term financing, trade finance and banker's acceptances. This segment also provides letters of credit and standby letters of credit to its corporate customers and is responsible for our lease financing operations.

         Commercial Real Estate - Commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Commercial real estate loans, other than those relating to Levitt joint ventures, typically are based on a maximum of 75% of the collateral's appraised value and typically require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan we consider the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. We normally require that these loans be guaranteed by one or more of the principals of the borrowing entity. The loans and our investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan to value ratio and guarantees of the principals are not required.

         Commercial Business - Commercial business loans are generally over $1.0 million and made to medium size companies located throughout Florida, primarily in the Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. We make both secured and unsecured loans, although the majority of these loans are on a secured basis. New commercial business loans are typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime-based. These loans typically are originated for terms ranging from one to five years.

         International - International lending operations provide the following:

         - Trade financing for correspondent financial institutions in Latin America, including pre-export financing, advances on letters of credit and banker's acceptances;
         - Trade financing for local commercial customers who are primarily importing from or exporting to Latin America;
         - Term financing of the export of United States goods and services guaranteed by the EximBank; and
         -        Other correspondent banking services.

         International loans have rates tied to either prime or LIBOR, and generally have maturities of one year or less.

         Banker's Acceptances - Banker's acceptances are collateralized by inventory and accounts receivable of borrowers of the issuing bank and are unconditional obligations of the issuing bank. We primarily issue banker's acceptances to corporate customers that do business in foreign countries.

         Standby Letters of Credit and Commitments - Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. We may hold certificates of deposit and residential and commercial liens as collateral for letters of credit.

         We issue commitments for commercial real estate and commercial business loans. In most cases these commitments are for three months. We extend commitments to financial institutions in Latin America which can be terminated at any time by us. Financial institutions are evaluated on a case by case basis.

         Lease Financing - We principally lease or finance trucks and manufacturing and construction equipment to businesses located primarily in Miami-Dade, Broward and Palm Beach Counties in Florida. The leases are secured by the acquired equipment and are originated with terms ranging from two to five years. Residuals are typically less than 10% of the original purchase price of the equipment. The lease interest component is at a fixed rate.

         Lease financing is considered sub-prime lending and generally has a higher degree of risk than our portfolio. These leases are more likely to be adversely impacted by unfavorable economic conditions and are highly dependent on the success of the business and the credit worthiness of the principals.

COMMUNITY BANKING

         The Community Banking segment offers a complete range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending. The above loans are originated by business bankers through our branch network. This segment also administers our ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

         Small Business - Small business loans are generally made to companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. Small business loans are originated on a secured or unsecured basis and do not exceed $1.0 million. These loans are originated with maturities primarily ranging from one to three years or on demand. Lines of credit are due upon demand. Small business loans typically have either fixed or variable prime based interest rates.

         Small business loans generally have a higher degree of risk than other loans in our portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

         Consumer - Consumer loans are primarily loans to individuals originated through our branch network and sales force of business bankers. The majority of our originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. We do not currently use brokers to originate loans. In the past, we originated automobile loans through automobile dealers but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

UNDERWRITING AND CREDIT MANAGEMENT

         We have a centralized underwriting area that establishes policies and procedures for all of our segments and their related products. We are exposed to the risk that borrowers or counter-parties may default on their obligations to us. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and capital markets transactions. In an attempt to manage this risk, we establish policies and procedures to manage both on and off-balance sheet credit risk and we monitor the application of these policies and procedures throughout the Company.

         The Chief Credit Officer works with lending officers and various other line personnel who conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

         We attempt to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans and leases, securities, letters of credit, banker's acceptances, derivatives and unfunded commitments. In addition, the creditworthiness of individual borrowers or counter-parties is analyzed by credit personnel, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

         For products in the commercial banking division we evaluate a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial and syndicated business loans of $1.0 million to $5.0 million require Senior Loan Committee approval and Major Loan Committee ratification. Commercial loans over $5.0 million require the approval of our Major Loan Committee. The Major Loan Committee consists of: the Chief Executive Officer; the Vice Chairman; the Chief Credit Officer; the Executive Vice President of Commercial Lending; and certain other officers of BankAtlantic.

         International loan underwriting procedures assess the country risk and the credit quality of the borrower. International loans to correspondent banks must be approved by the International Loan Committee ("ILC"). The ILC includes the Chief Credit Officer, certain Executive Vice Presidents, and the Manager of International Lending.

         The Country Risk Committee ("CRC") also monitors the international loans. The CRC members include the ILC members and an independent economist. The CRC meets quarterly to review each country and establish guidelines by country, including amount of exposure, acceptable types of transactions and duration.

         For consumer and small business lending, credit scoring systems are utilized to assess the relative risks of new underwritings and provide standards for extensions of credit. Consumer and small business portfolio credit risk is monitored primarily using statistical models and regular reviews of actual payment experience to predict portfolio behavior.

         Consumer loans for $250,000 or more also require the approval of our Major Loan Committee. The Chief Credit Officer must approve all small business loans at or above $750,000 but less than $1.0 million.

         We purchase residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, we review the seller's underwriting policies and subject certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. We set guidelines for loan purchases relating to: loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal, and loan documentation. We also originate residential loans, primarily Community Reinvestment Act loans. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

         Residential loans for over $500,000 require approval by the Senior Loan Committee and ratification by the Major Loan Committee. Purchased residential loans in pools greater than $50 million require Investment Committee approval.

         An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining on a regular basis risk assessments for credit exposure and overall compliance with policy.

         Our primary credit exposure is focused in our loan and lease portfolio, which totaled $2.9 billion and $2.7 billion at December 31, 2000 and 1999, respectively.

Loans and leases receivable composition at the dates indicated was (in thousands):

                                                                              DECEMBER 31,
                                --------------------------------------------------------------------------------------------------
                                       2000                 1999                 1998               1997                1996
                                ----------------     ----------------     ----------------     ----------------   ----------------
                                AMOUNT   PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT     AMOUNT   PERCENT   AMOUNT   PERCENT
                                ------   -------     ------   -------     ------   -------     ------   -------   ------   -------
LOANS RECEIVABLE:
Real estate:
  Residential real estate      $1,316,062   46.14% $1,188,092    44.39% $1,336,587  50.90% $  811,770   42.44% $  871,094   47.75%
  Construction and development    937,881   32.88     634,382    23.71     439,418  16.74     325,951   17.04     301,813   16.54
  Commercial real estate          369,282   12.95     312,014    11.66     341,738  13.02     378,718   19.80     427,235   23.41
  Small business - real estate     28,285    0.99      22,241     0.83      20,275   0.77      17,639    0.92           0    0.00
Other loans:
  Second mortgage - direct        124,859    4.38      85,936     3.21      60,403   2.30      65,810    3.44      86,234    4.73
  Second mortgage - indirect        4,020    0.14       5,325     0.20       8,032   0.31      12,461    0.65       9,894    0.54
  Commercial business              86,194    3.02     188,040     7.03      91,591   3.49      41,858    2.19      78,177    4.28
  Small business - non-mortgage    69,325    2.43      93,442     3.49      98,543   3.75      13,757    0.72           0    0.00
  Lease finance                    75,918    2.66      43,436     1.62      25,055   0.95           0    0.00           0    0.00
  Due from foreign banks           64,207    2.25      51,894     1.94      27,293   1.04      12,256    0.64           0    0.00
  Consumer - other direct          33,036    1.16      35,508     1.33      40,930   1.56      51,558    2.70      76,506    4.19
  Consumer - other indirect        58,455    2.05     120,184     4.49     212,571   8.10     204,689   10.70     172,056    9.43
Loans held for sale:
  Residential real estate               0    0.00     220,236     8.23     168,881   6.43     161,562    8.45      16,207    0.89
  Syndication loans                80,016    2.80           0     0.00           0   0.00           0    0.00           0    0.00
                               ---------- -------  ----------  -------  ---------- ------  ----------  ------  ----------  ------
        Total                   3,247,540  113.85   3,000,730   112.13   2,871,317 109.36   2,098,029  109.69   2,039,216  111.76
                               ---------- -------  ----------  -------  ---------- ------  ----------  ------  ----------  ------
Adjustments:
Undisbursed portion of loans
  in process                      344,390   12.07     286,608    10.71     218,937   8.34     163,237    8.53     190,874   10.46
Unearned discounts (premiums)       3,675    0.13      (6,420)   (0.24)    (11,277) (0.43)     (6,378)  (0.33)     (2,057)  (0.11)
Allowance for loan losses          47,000    1.65      44,450     1.66      37,950   1.45      28,450    1.49      25,750    1.41
                               ---------- -------  ----------  -------  ---------- ------  ----------  ------  ----------  ------
  Total loans receivable, net  $2,852,475  100.00% $2,676,092   100.00% $2,625,707 100.00% $1,912,720  100.00% $1,824,649  100.00%
                               ========== =======  ==========  =======  ========== ======  ==========  ======  ==========  ======
BANKER'S ACCEPTANCES           $    1,329  100.00% $   13,616   100.00% $    9,662 100.00% $  160,105  100.00% $      207  100.00%
                               ========== =======  ==========  =======  ========== ======  ==========  ======  ==========  ======


INTEREST EXPENSE AND OVERHEAD ALLOCATIONS TO BANK OPERATION SEGMENTS

        Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items which are allocated to each Bank Operation segment by its pro-rata average assets. Items included in interest expense and overhead include interest expense on deposits, FHLB advances, securities sold under agreements to repurchase and short term borrowings along with back office and corporate headquarter operating expenses, net of deposit account fee income.

         Deposits - Our deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. We solicit deposits in our market areas through advertising and relationship banking activities primarily conducted through our sales force and branch network. During December 1999, we began offering Internet banking products. Most of our depositors are residents of Florida at least part of the year. We have several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. The relationships are considered an alternative source of funding.

         Federal Home Loan Bank ("FHLB") Advances - We are a member of the FHLB and can apply for secured advances from the FHLB of Atlanta. Our advances are collateralized by a security lien against our residential loans and securities. In addition, we must maintain certain levels of FHLB stock for outstanding advances. We primarily use FHLB advances, or borrowings, to fund our purchased residential loan portfolio.

         Securities Sold Under Agreements To Repurchase And Other Short Term Borrowings - Short term borrowings consist of securities sold under agreements to repurchase, federal funds borrowings and borrowings from the Federal Reserve Bank. Securities sold under agreements to repurchase is a transaction whereby we sell a portion of our current investment portfolio (usually MBS and REMIC's) at a negotiated rate and agree to repurchase the same assets on a specified date. We issue repurchase agreements to institutions and to our customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC. Federal funds borrowings are established unsecured facilities with various federally insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review and may be terminated at any time by the issuer institution. We established a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against our consumer loans.

LEVITT CORPORATION

         Levitt Corporation ("Levitt") is our real estate construction and development segment. Levitt through its wholly owned subsidiary Levitt and Sons, is a developer of planned communities for the growing active adult market and its current home development projects are located in Florida. Levitt also engages in real estate activities through St. Lucie West Holding Corp. ("SLWHC") and several investments in real estate joint venture development projects in South Florida. SLWHC owns the unsold land and other entitlements of the master planned community commonly known as St. Lucie West. The majority of Levitt's assets and activities are located in South Florida. Changes in the economic conditions of the area would have an impact on the operations of Levitt.

         Levitt's construction activity is summarized as follows:

                                               AT OR FOR YEAR ENDED
                                          DECEMBER 31,     DECEMBER 31,*
LEVITT AND SONS                              2000              1999
                                          ------------     -------------
Pre-sold backlog                                703               330
Homes delivered and titled                      620               599
Lot inventory (owned or optioned)             2,613             3,355
Average sale price of homes                $201,000          $183,000
                                           ========          ========
SLWHC
Inventory in acres                            1,066             1,211
Inventory sold in acres                         145               312
                                           ========          ========

         (*) Levitt and Sons' 1999 results of operations are not reflected in the Company's 1999 Income Statement.

         Levitt and its subsidiaries had outstanding indebtedness of $50 million at December 31, 2000 which was collateralized by Levitt's assets. See note 10 to the consolidated financial statements for further details regarding this indebtedness. Pursuant to the terms of the outstanding indebtedness, Levitt is subject to restrictions on the payment of dividends to BankAtlantic.

RYAN BECK

         Ryan Beck is our brokerage and investment banking segment. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck offers a full-service, general securities brokerage business with investment and insurance products for retail and institutional clients. Ryan Beck also provides investment and wealth management advisory services; capital-raising and related advisory services; and mergers and acquisitions consultation.

         A registered broker-dealer with the Securities and Exchange Commission ("SEC"), Ryan Beck also offers a general securities business with extensive investment and research products for retail and institutional clients. The firm operates on a fully disclosed basis with its clearing firm, the Pershing Division of Donaldson, Lufkin and Jenrette Securities Corporation. Clients consist primarily of:

         -        High net worth individuals (primarily in New Jersey, other
                  Mid-Atlantic and Northeastern states and Florida);
         -        Financial institutions (primarily in New Jersey, Pennsylvania and Florida);
         - Institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors); and
         - To a lesser extent, insurance companies and specialty finance companies.

         Ryan Beck's money management subsidiary, Cumberland Advisors, Inc., was acquired in 1998 and supervises approximately $500 million in assets for individuals, institutions, retirement plans, governmental entities and cash management portfolios.

         In 1999, Ryan Beck began offering variable and fixed rate annuities and mutual fund shares to BankAtlantic customers through BankAtlantic's branch network. Also in 1999, Ryan Beck hired a group of investment bankers to focus on non-financial institutions business, expanding into emerging growth and middle market companies. Later in the year, Ryan Beck acquired Southeast Research Partners, a Florida based research and institutional brokerage company.

         The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck's business and its profitability are affected by many factors including:

         -        The volatility and price levels of the securities markets,
         -        The volume, size and timing of securities transactions,
         -        The demand for investment banking services,
         -        The level and volatility of interest rates,
         -        The availability of credit,
         -        Legislation affecting the business and financial communities,
         -        The economy in general and
         - The volatility of equity and debt securities held in inventory.

         Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in New Jersey, the mid-Atlantic region or the financial services industry in general.

         The majority of Ryan Beck's assets are trading securities. Trading securities are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Trading transactions as principal involve making markets in securities held in inventory to facilitate sales to and purchases from customers.

PARENT COMPANY

         The Parent Company segment operations include the costs of acquisitions, financing of acquisitions, contributions of capital to its subsidiaries and managing equity investments. The parent company obtains its funds from issuances of equity securities, subordinated debentures, convertible subordinated debentures and subordinated investment notes as well as borrowings from unrelated financial institutions. These funds are used for loans and additional investments in BankAtlantic and Ryan Beck, repurchases of debt and equity securities, as well as the purchase of equity investments.

EMPLOYEES

          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

         The Company's number of employees at the indicated dates were:


                       DECEMBER 31, 2000       DECEMBER 31, 1999
                   -----------------------   ---------------------
                      FULL-        PART-      FULL-         PART-
                      TIME         TIME       TIME          TIME
                   ---------     --------    ---------    --------
BankAtlantic          836          112          834          137
Levitt                170           35          108           16
Ryan Beck             272           18          286           10
                   ------         ----       ------         ----

   Total            1,278          165        1,228          163
                   ======         ====       ======         ====

COMPETITION

         BankAtlantic is one of the largest financial institutions headquartered in the State of Florida. BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds.

         BankAtlantic's competitors include:

         -        Credit unions,
         -        Commercial banks,
         -        Other savings institutions,
         -        Money market funds,
         -        Mortgage banking companies,
         -        Financial consultants,
         -        Finance companies, and
         -        Investment banking firms.

         BankAtlantic competes not only with financial institutions headquartered in the State of Florida but also with a growing number of financial institutions headquartered outside of Florida which are active in Florida. In addition, the Gramm Leach Bliley Act has significantly increased the number of entities with which we compete. Many of our competitors have substantially greater financial resources than we have and, in some cases, operate under fewer regulatory constraints.

         Levitt is engaged in the real estate development and construction industry. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt's products must also compete with re-sales of existing homes and available rental housing. In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing.

         Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

         - All of the member organizations of the New York Stock Exchange and other registered securities exchanges,
         -        All members of the NASD,
         -        Commercial banks and thrift institutions,
         -        Insurance companies,
         -        Investment companies, and
         -        Financial consultants.

REGULATION AND SUPERVISION

GENERAL

         The Company is a unitary savings bank holding company that operates as a diversified financial services holding company. As a unitary savings bank holding company, the Company has broad authority with few restrictions to engage in various types of business activities. The Company is registered with the OTS and is subject to OTS regulation, examinations, supervision and reporting.

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

HOLDING COMPANY REGULATIONS

         Federal law allows the Director of the OTS to take action when it determines that there is reasonable cause to believe that the continuation by a savings bank holding company of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of a subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary:

         -        Limit the payment of dividends by the savings institution;
         - Limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either;
         - Limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution; or
         -        Impose capital requirements on the holding company.

SAVINGS INSTITUTION REGULATIONS

         Regulatory Capital - Both the OTS and the FDIC have promulgated regulations establishing capital requirements applicable to savings institutions. Savings institutions must meet the OTS specific capital standards which by law must be no less stringent than capital standards applicable to national banks, with exceptions for risk-based capital requirements to reflect interest rate risk or other risk. Capital calculated pursuant to the OTS regulations varies substantially from capital calculated pursuant to GAAP.

         In order to be categorized as "well capitalized," an institution must have a risk-based capital ratio of 10% or more, leverage ratio of 5% or more and a Tier 1 ratio of 6% or more, and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level or a specific capital measure. BankAtlantic meets each of these requirements.

         Insurance of Accounts - BankAtlantic's deposits are regulated by the FDIC and insured by the SAIF and BIF for up to $100,000 for each insured account holder, the maximum amount currently permitted by law.

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

         Restrictions on Dividends and Other Capital Distributions - BankAtlantic's payment of dividend distributions to the Company is subject to various regulatory policies and requirements. The requirements include maintaining capital above regulatory minimums and limiting the amount of distributions without OTS approval based upon prior periods net income. BankAtlantic is in compliance with these restrictions.

         The Federal Home Loan Bank ("FHLB") System - The FHLB system provides a central credit facility for member institutions. BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta based on its size and use of FHLB services. BankAtlantic is in compliance with this requirement.

         Fees and Assessments of the OTS - The OTS assesses fees on savings institutions to fund the operations of the OTS. These fees are reported in the financial results of BankAtlantic.

         Investment Activities - BankAtlantic is subject to various restrictions and prohibitions with respect to its investment activities. BankAtlantic is in compliance with these restrictions.

         Safety and Soundness - Operational and managerial standards for internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and benefits for bank officers, employees, directors and principal shareholders are all the subject of extensive guidelines. Additionally, the OTS is empowered to set standards for any other facet of an institution's operations not specifically covered by regulations. BankAtlantic is in compliance with all such guidelines.

         Loans to One Borrower - Savings institutions are subject to complex limitations on loans to one borrower or inter-related borrowers. BankAtlantic is in compliance with the loans to one borrower limitations.

         Qualified Thrift Lender ("QTL") - BankAtlantic is required to meet the QTL test which measures the proportion of its assets invested in loans or securities supporting residential construction and home ownership. BankAtlantic currently meets QTL requirements.

         Transaction with Affiliates - BankAtlantic is subject to the OTS' regulations relating to transactions with affiliates, including officers and directors. BankAtlantic is also subject to substantially similar restrictions regarding affiliate transactions as those imposed on member banks under Sections 22(g), 22(h), 23A, and 23B of the Federal Reserve Act. At December 31, 2000, BankAtlantic was in compliance with the restrictions regarding transactions with affiliates.

         Liquidity Requirements of the OTS - The OTS regulations establish several liquidity tests which BankAtlantic is required to meet. During the year ended December 31, 2000 BankAtlantic was in compliance with all applicable liquidity requirements.

         The Federal Reserve System ("FRB") - BankAtlantic is subject to certain regulations promulgated by the FRB. Pursuant to such regulations, savings institutions are required to maintain non-interest bearing reserves against their transaction accounts (which include deposit accounts that may be accessed by writing checks) and non-personal time deposits. BankAtlantic is in compliance with all such FRB regulations.

         Community Reinvestment Act - Under the CRA a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. BankAtlantic has a "Satisfactory" CRA rating.

         Restrictions on Real Estate Investments - Levitt Corporation is a subsidiary of BankAtlantic and therefore it is subject to OTS examination and reporting requirements. Through an informal agreement with the OTS, BankAtlantic has agreed that it will not contribute more than $50.0 million of equity to Levitt and that it will not lend in the aggregate more than $125 million to real estate developments and joint ventures. BankAtlantic is in compliance with this agreement.

REAL ESTATE INDUSTRY REGULATIONS

         The development business and homebuilding industry in which Levitt is engaged have, in the last several years, become subject to increased environmental, building, land use, zoning and sales regulations administered by various federal, state and local authorities, which affect construction activities as well as sales activities and other dealings with customers. Levitt must obtain for its development and housing activities the approval of numerous governmental authorities which often have wide discretion in such matters. Changes in local circumstances or applicable law may necessitate applications for additional approvals or the modification of existing approvals. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. Levitt is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a materially adverse effect on the marketability or profitability of a project.

         The real estate development business and homebuilding industries are subject to various environmental regulations, including those relating to soil condition, hazardous materials, air quality and traffic. The impact of environmental regulations is evaluated on a project by project basis and the estimated costs of remediation or insurance are accounted for in plan/development or job costing. Levitt often places property considered for development under an option purchase contract pending environmental review and other feasibility studies.

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

         Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2000, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

         -        Sales methods,
         -        Trade practices among broker-dealers,
         -        Uses and safekeeping of customers funds and securities,
         -        Capital structure of securities firms,
         -        Record-keeping, and
         -        The conduct of directors, officers and employees.

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

         As a broker-dealer, Ryan Beck is required by federal law to belong to, and is a member of, the Securities Investor Protection Corp. ("SIPC").

         Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. At December 31, 2000, Ryan Beck was in compliance with all applicable capital requirements.

         Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

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

         The Company implemented FAS 133, as amended by FAS 137 and 138 as of January 1, 2001. The Statement required the Company to mark its derivative securities to market. FAS 133 did not have a material impact on the Statement of Operations or the Statement of Financial Condition.

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

         FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management believes that the implementation of FAS 140 will not have a material impact on the Statement of Operations or the Statement of Financial Conditions.

                               ITEM 2. PROPERTIES

         The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. BankAtlantic owns three buildings and leases four locations which house its back office operations. The following table sets forth owned and leased branch offices at December 31, 2000:

                                                                                                             WAL*MART (1)
                                       MIAMI-DADE         BROWARD         PALM BEACH        TAMPA BAY         SUPERSTORES
                                     ---------------   --------------   ---------------   ---------------   ----------------

Owned full-service branches                 3               10                10                 3                  0
Leased full-service branches                9               12                 3                 4                 16
                                     ---------------   --------------   ---------------   ---------------   ----------------

    Total full-service branches            12               22                13                 7                 16
                                     ===============   ==============   ===============   ===============   ================

  Lease expiration dates               2001-2005         2001-2009        2001-2004         2002-2003          2001-2005
                                     ===============   ==============   ===============   ===============   ================

(1) BankAtlantic has discussed the possible sale of several Wal*Mart Superstore branches to financial institutions in the local markets closest to those branches. A total of five branch leases mature in 2001.

         BankAtlantic also maintains two ground leases in Broward County expiring between 2001 - 2072.

         Levitt Corporation leases administrative space. The leases expire in 2004 - 2005.

         Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                                                     LEASE
                       LOCATIONS                  EXPIRATION
                  ------------------------        ------------
                  New Jersey                       2001 - 2007
                  New York                         2001 - 2003
                  Pennsylvania                            2005
                  Florida                          2002 - 2004
                  Massachusetts                    2002 - 2004

                            ITEM 3. LEGAL PROCEEDINGS





         The following is a description of legal proceedings other than ordinary routine litigation incidental to BankAtlantic's business to which the Company or BankAtlantic is a party:

Frances Scott, Naomi Rogers, and Maxine Leacock, on behalf of themselves and all others similarly situated, Plaintiffs, vs. Mayflower Home Improvement Corp., BankAtlantic, et. At., Defendants was filed in the Superior Court of New Jersey, Passaic County, Law Division Docket No.: PAS-L-2628-95. Frances Scott, on behalf of herself and all other similarly situated brought an action against Mayflower Home Improvement Corp., EquiCredit Corporation of America, Bernard Perry, Gino Ciuffetelli, Hyman Beyer, Jeffrey Beyer, Bruce Beyer, MNC Credit Corp., Shawmut Bank, First Tennessee Bank, CIT Group/Credit Finance, Inc., Security Pacific Financial Services, Inc., Jerome Goldman, BankAtlantic, FSB, Michael Bisceglia and Gerald Annabel, in the Superior Court of New Jersey, Passaic County and was commenced on April 6, 1995. This action is a class action on behalf of the named and unnamed plaintiffs who may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. The action seeks, among other things, recision of the loan agreements and damages. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statute of limitations and stating causes of action under various New Jersey Acts and Regulations. The class as presently defined for the Company consists of 529 loans having original principal balances of $11.7 million. Through December 31, 2000, $4.3 million of such loans had been charged-off and $558,000 remained outstanding. The court conducted a number of settlement discussions which resulted in a preliminary settlement agreement. Subject to final documentation and court approval, the parties have agreed to a settlement pursuant to which the Company will pay approximately $592,500 for class benefits and attorneys fees and will provide $511,000 in principal reductions on loans which are currently carried on the BankAtlantic's books.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Class A common stock is quoted on the New York Stock Exchange under the symbol "BBX". In August 2000, a corporate transaction was effected which resulted in the retirement of all publicly held Class B Common Stock and the subsequent de-listing of the Class B Common Stock from the NASDAQ National Market. Subsequent to the corporate transaction BFC became the sole holder of the Company's Class B Common Stock. For additional information about the corporate transaction see Note 11 of the consolidated financial statements.

         On March 14, 2001, there were approximately 1,146 record holders of the Class A Common Stock and 31,741,228 shares issued and outstanding.

         The following table sets forth, for the periods indicated, the high and low closing sale prices of the Class A Common Stock:

                                                            CLASS A COMMON
                                                             STOCK PRICE
                                                     --------------------------
                                                        HIGH            LOW
--------------------------------------------------------------------------------
For the year ended December 31, 2000........       $     5   1/2  $     3
   Fourth quarter...........................             4  9/16        3   1/2
   Third quarter............................             4   1/2        3
   Second quarter...........................             4   3/4        3  7/16
   First quarter............................             5   1/2        3   3/4
--------------------------------------------------------------------------------

For the year ended December 31, 1999........       $     7 49/64  $     3 13/16
   Fourth quarter...........................             5 15/16        3 13/16
   Third quarter............................             6 61/64        5  9/16
   Second quarter...........................             7 25/64        6  9/64
   First quarter............................             7 49/64        5 45/64
--------------------------------------------------------------------------------

         On March 14, 2001 the last sale price of the Class A Common Stock as reported by the New York Stock Exchange was $5.83 per share.

         On July 3, 1996, the Company consummated a public offering of $57.5 million aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures are convertible into shares of Class A Common Stock at an exercise price of $5.70 per share. The Company's 6 3/4% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCG". On December 31, 2000, $51.1 million aggregate principal amount of the 6 3/4% Debentures were outstanding.

         On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007, ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A Common Stock at an exercise price of $11.25 per share. The Company's 5 5/8% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCH". On December 31, 2000, $46.1 million aggregate principal amount of 5 5/8% Debentures were outstanding. See Note 10 of the consolidated financial statements for additional information concerning the purchase of the 5 5/8% Debentures by the Company.

The following table sets forth, for the periods indicated, the high and low closing sale prices as reported by the Nasdaq SmallCap Market for the 6 3/4% Debentures and the 5 5/8% Debentures.

                                                    6 3/4%DEBENTURES            5 5/8% DEBENTURES
                                                ------------------------ ------------------------------
                                               HIGH          LOW             HIGH             LOW
-------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000        $     97      $     79        $     74        $      60 1/4
Fourth quarter..........................          89 1/2        82              74               66 1/2
Third quarter...........................          88 5/8        79              71               63 3/4
Second quarter..........................          88            80              69               61
First quarter                                     97            85              71  1/4          60 1/4
--------------------------------------------------------------------------------------------------------

For the year ended December 31, 1999        $    128      $     87 1/4    $     87        $      58 1/2
Fourth quarter..........................         108            87 1/4          76  1/2          58 1/2
Third quarter...........................         118           108              85  5/8          77
Second quarter..........................         124           111              86               77
First quarter                                    128           108              87               77

         See Regulation and Supervision "Restrictions on Dividends and Other Capital Distributions" and "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain limitations on the payment of dividends by BankAtlantic. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.


                                                   CASH DIVIDENDS PER      CASH DIVIDENDS PER
                                                    SHARE OF CLASS B        SHARE OF CLASS A
                                                      COMMON STOCK            COMMON STOCK
------------------------------------------------------------------------------------------------
  Fiscal year ended December 31, 2000           $        0.0920         $        0.1012
  Fourth quarter.......................                  0.0230                  0.0253
  Third quarter........................                  0.0230                  0.0253
  Second quarter.......................                  0.0230                  0.0253
  First quarter........................                  0.0230                  0.0253
------------------------------------------------------------------------------------------------

  Fiscal year ended December 31, 1999           $        0.0881         $        0.0970
  Fourth quarter.......................                  0.0230                  0.0253
  Third quarter........................                  0.0217                  0.0239
  Second quarter.......................                  0.0217                  0.0239
  First quarter........................                  0.0217                  0.0239
------------------------------------------------------------------------------------------------

  Fiscal year ended December 31, 1998           $        0.0852         $        0.9380
  Fourth quarter.......................                  0.0217                  0.0239
  Third quarter........................                  0.0217                  0.0239
  Second quarter.......................                  0.0209                  0.0230
  First quarter........................                  0.0209                  0.0230

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)           2000          1999          1998         1997          1996
                                                     ------------  ------------- ------------  ------------ -------------
INCOME STATEMENT
Total interest income                                $    327,891  $    285,937  $    254,138  $   210,554  $    152,631
Total interest expense                                    210,012       168,671       151,853      116,024        76,365
                                                     ------------  ------------  ------------  -----------  ------------
Net interest income                                       117,879       117,266       102,285       94,530        76,266
Provision for loan losses                                  29,132        30,658        21,788       11,268         5,844
Gains on sales of securities, net                           2,226         1,928         1,207        4,830         5,959
Other non-interest income                                 113,938        98,141        55,673       28,536        20,859
Non-interest expense                                      177,207       139,779       120,665       77,722        68,221
                                                     ------------  ------------  ------------  -----------  ------------
Income before income taxes, discontinued operations
   and extraordinary items                                 27,704        46,898        16,712       38,906        29,019
Provision for income taxes                                 11,607        18,106         6,526       15,248        11,380
                                                     ------------  ------------  ------------  -----------  ------------
Income from continuing operations                          16,097        28,792        10,186       23,658        17,639
Income (loss) from discontinued operations,
   net of tax                                                 669         2,077       (18,220)       4,111         1,372
                                                     ------------  ------------  ------------  -----------  ------------
Income (loss) before extraordinary items                   16,766        30,869        (8,034)      27,769        19,011
Extraordinary items, net of tax                             7,948             0             0            0             0
                                                     ------------  ------------  ------------  -----------  ------------
Net income (loss)                                    $     24,714  $     30,869  $     (8,034) $    27,769  $     19,011
                                                     ============  ============  ============  ===========  ============
PERFORMANCE RATIOS
Return on average assets (2) (5)                             0.37% $       0.72%         0.28%        0.86%         0.88%
Return on average equity (2) (5)                             6.31         11.68          4.39        14.85         13.07
Efficiency ratio (4) (5)                                    75.72         64.30         75.81        60.77         66.12
CLASS A PER COMMON SHARE DATA
Diluted earnings from continuing operations          $       0.38  $       0.59  $       0.25  $      0.58  $       0.47
Earnings (loss) from discontinued operations                 0.01          0.03         (0.45)        0.09          0.03
Earnings from extraordinary items                            0.15          0.00          0.00         0.00          0.00
                                                     ------------  ------------  ------------  -----------  ------------
Diluted Class A earnings per share                   $       0.54  $       0.62  $      (0.20) $      0.67  $       0.50
                                                     ------------  ------------  ------------  -----------  ------------
Cash dividends declared per common share Class A     $      0.101  $      0.970  $      0.094  $     0.082  $      0.071
Cash dividends declared per common share Class B     $      0.092  $      0.088  $      0.085  $     0.074  $      0.063
Book value                                           $       6.80  $       5.53  $       5.63  $      5.59  $       4.48
Tangible book value                                  $       5.44  $       4.27  $       4.33  $      4.89  $       3.60
BALANCE SHEET (AT YEAR END)
Loans and leases, net (1)                            $  2,853,804  $  2,689,708  $  2,635,369  $ 2,072,825  $  1,824,856
Securities                                           $  1,266,186  $    954,932  $    679,336  $   667,770  $    493,856
Total assets                                         $  4,617,300  $  4,159,901  $  3,788,975  $ 3,064,480  $  2,605,527
Deposits                                             $  2,234,485  $  2,027,892  $  1,925,772  $ 1,763,733  $  1,832,780
Securities sold under agreements to repurchase and
  other short term borrowings                        $    669,202  $    429,123  $    180,593  $    61,216  $    190,588
Other borrowings (3)                                 $  1,337,909  $  1,401,709  $  1,296,436  $   952,057  $    374,200
Stockholders' equity                                 $    248,821  $    235,886  $    240,440  $   207,171  $    147,704
ASSET QUALITY RATIOS
Non-performing assets as a percent of total loans,
  tax
  certificates and real estate owned                         0.89%         1.40%         1.15%        1.33%         1.11%
Loan loss allowance as a percent of non-performing
 loans                                                     259.58        137.64        162.43       161.93        207.26
Loan loss allowance as a percent of total loans              1.62          1.63          1.42         1.35          1.39
CAPITAL RATIOS FOR BANKATLANTIC:
Total risk based capital                                    11.00         13.30         13.92        18.64         10.83
Tier I risk based capital                                    9.74         12.04         12.67        17.38          9.58
Leverage                                                     6.66          7.71          8.48        11.12          6.65

(1) Includes $1.3 million, $13.6 million, $9.7 million, $160.1 million and $207,000 of banker's acceptances in 2000, 1999, 1998, 1997 and 1996.
(2) ROA and ROE excluding the $7.2 million SAIF one-time special assessment would have been 1.09% and 16.33%, respectively, for the year ended December 31, 1996.
(3) Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Company's junior subordinated debentures.

(4) The efficiency ratio is non-interest expense as a percent of net interest income plus non-interest income. Excluding the $7.2 million SAIF one-time special assessment, this ratio for the year needed December 31, 1996 would have been 62.79%.
(5)      Restated for continuing operations.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE SAME 1999 PERIOD:


OVERVIEW

         Income from continuing operations declined 44% from 1999. The reduced income primarily resulted from higher compensation, advertising and consulting expenses, lower gains from the sale of loans held for sale, losses from capital markets activities, lower earnings from investment banking operations, and a restructuring charge associated with our ATM activities. Additionally, we recognized a $7.9 million extraordinary gain from the repurchase of our 5 5/8% Debentures at a discount and recorded $669,000 of gains from discontinued operations primarily from the sale of the building occupied by the mortgage servicing unit.

         Net interest income increased slightly from 1999. This arose from an increase in average earning assets from growth in our commercial real estate and securities portfolios which resulted in a corresponding increase in our total interest income. This total interest income increase was substantially offset by increased interest expenses associated with higher average balances of interest-bearing liabilities used to fund asset growth and an increase in our average rates on interest-bearing liabilities reflecting a narrowing of our net interest margin due to the rising interest rate environment during 2000.

         The provision for loan losses declined by 5.0% from 1999. The decrease reflects management's assessment of the inherent risk associated with our small business and indirect loan portfolios due to declining portfolio balances while at the same time recognizing a need for additional allowances associated with our syndication and lease financing portfolios.

         Gains on securities transactions increased by 15% from 1999. Securities transaction gains during 2000 primarily resulted from the sales of equity securities and unrealized gains on forward contracts. Securities transactions gains during 1999 resulted primarily from sales of mortgage-backed securities.

         Other non-interest income increased by 16% from 1999. The increase was attributed to significantly higher gains on real estate sales associated with the construction and development activities of Levitt Corporation. These gains were partially offset by losses on the sale of loans held for sale during 2000 compared to gains during 1999. Losses on loan sales during 2000 were due to unfavorable market conditions caused by a rising interest rate environment during 2000 and the sale of a syndicated loan for a $695,000 loss.

         Non-interest expense increased by 27% from 1999. The increase reflects the inclusion of Levitt and Sons' operations during the 2000 period, higher compensation, advertising and consulting expenses associated with banking operations and higher investment banking operating expenses associated with Ryan Beck's diversification into the analytical coverage of new industries. Additionally, we incurred a $2.7 million restructuring charge and impairment write-down associated with a strategic decision to terminate our ATM relationships with two retailers.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         The following table summarizes net interest income before capitalized interest expense:


                                                                        FOR THE YEARS ENDED (D)
(DOLLARS IN THOUSANDS)                    DECEMBER 31, 2000                 DECEMBER 31, 1999                 DECEMBER 31, 1998
                                    ----------------------------    -------------------------------    -----------------------------
                                     AVERAGE  REVENUE/    YIELD/     AVERAGE   REVENUE/      YIELD/    AVERAGE    REVENUE/    YIELD/
INTEREST EARNING ASSETS              BALANCE   EXPENSE     RATE      BALANCE    EXPENSE      RATE      BALANCE    EXPENSE     RATE
                                    --------  --------    ------    ---------  ----------    ------    ---------  ---------   ------
 Loans: (a)
 Residential real estate           $1,372,034  $100,178     7.30%  $1,360,310   $ 96,381      7.09%  $1,474,988  $ 105,927     7.18%
 Commercial real estate               861,483    82,475     9.57      676,944     63,139      9.33      540,465     51,340     9.50
 Consumer                             226,515    21,809     9.63      273,448     26,321      9.63      325,736     31,678     9.73
 International                         51,860     4,145     7.99       33,777      2,556      7.57       39,258      2,577     6.57
 Lease financing                       57,649     8,260    14.33       33,220      5,228     15.74       14,299      2,365    16.54
 Commercial business                  193,067    18,053     9.35      169,440     13,586      8.02       85,786      7,206     8.40
 Small business                       102,748    11,461    11.15      120,655     12,494     10.36       76,529      8,063    10.54
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Total loans                         2,865,356   246,381     8.60    2,667,794    219,705      8.24    2,557,061    209,156     8.18
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Securities available for sale (b)     829,608    50,799     6.12      865,837     52,306      6.04      583,753     34,924     5.98
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Investment securities (c)             341,678    28,921     8.46      124,075     12,160      9.80      102,726      9,909     9.65
Federal funds sold                        629        40     6.36        1,302         64      4.92        2,688        149     5.54
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Total investment securities           342,307    28,961     8.46      125,377     12,224      9.75      105,414     10,058     9.54
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Total interest earning assets       4,037,271   326,141(f)  8.08%   3,659,008    284,235(f)   7.77%   3,246,228    254,138     7.83%
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
NON-INTEREST EARNING ASSETS
Total non-interest earning assets     356,107                         356,826                           339,241
                                   ----------                      ----------                        ----------
Total assets                       $4,393,378                      $4,015,834                        $3,585,469
                                   ==========                      ==========                        ==========
INTEREST BEARING LIABILITIES
Deposits:
 Savings (g)                       $   99,545  $  1,268     1.27%  $  122,590   $  1,833      1.50%  $  234,198  $   7,018     3.00%
 NOW, money funds and checking (g)    692,680    26,156     3.78      608,203     16,427      2.70      551,344     14,038     2.55
 Certificate accounts               1,119,319    64,299     5.74    1,157,414     58,615      5.06      845,918     45,658     5.40
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Total interest bearing deposits     1,911,544    91,723     4.80    1,888,207     76,875      4.07    1,631,460     66,714     4.09
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Securities sold under agreements
  to repurchase and federal funds
  purchased                           563,178    34,617     6.15      383,231     18,329      4.78      270,277     13,767     5.09
Advances from FHLB                  1,031,255    61,331     5.95      938,146     54,242      5.78      901,324     52,763     5.85
Subordinated debentures and notes     221,242    21,631     9.78      181,188     12,718      7.02      178,209     12,446     6.98
Trust preferred securities (h)         74,750     7,197     9.63       74,750      7,197      9.63       74,750      7,197     9.63
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
Total interest bearing liabilities  3,801,969   216,499(e)  5.69%   3,465,522    169,361(e)   4.89%   3,056,020    152,887(e)  5.00%
                                   ----------  --------    -----   ----------   --------     -----   ----------  ---------    -----
NON-INTEREST BEARING LIABILITIES
Demand deposit and escrow accounts    253,456                         232,980                           233,099
    Other liabilities                  82,732                          70,762                            64,143
                                   ----------                      ----------                        ----------
    Total non-interest bearing
      liabilities                     336,188                         303,742                           297,242
                                   ----------                      ----------                        ----------
Stockholders' equity                  255,221                         246,570                           232,207
                                   ==========                      ==========                        ==========
    Total liabilities and
      stockholders' equity         $4,393,378                      $4,015,834                        $3,585,469
                                   ==========                      ==========                        ==========
Net interest income/net interest
  spread                                       $109,642     2.39%               $114,874      2.88%              $ 101,251     2.83%
                                               ========    =====                ========     =====               =========    =====
MARGIN
Interest income/interest earning
  assets                                                    8.08%                             7.77%                            7.83%
Interest expense/interest earning
  assets                                                    5.36                              4.63                             4.71
                                                           -----                             -----                            -----
Consolidated net interest margin                            2.72%                             3.14%                            3.12%
                                                           =====                             =====                            =====
Net interest margin excluding
Levitt notes payable                                        2.86%                             3.16%                            3.12%
                                                           =====                             =====                            =====

(a)      Includes non-accruing loans.
(b)      Average balances were based on amortized cost.
(c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity, interest-bearing deposits and trading securities.
(d) Applicable amounts and rates have been adjusted for discontinued operations.
(e) Does not reflect reduction due to capitalized interest on real estate investments.
(f) Excludes SLWHC utility receivable interest income accretion of $1.7 million for December 31, 2000 and 1999.
(g) During 1998, the Company restructured its transaction accounts whereby savings accounts were transferred to NOW accounts.
(h) Trust preferred securities reflect the guaranteed preferred beneficial interests in Company's junior subordinated debentures.

         The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)


                                                             YEAR ENDED                                YEAR ENDED
                                                         DECEMBER 31, 2000                         DECEMBER 31, 1999
                                                       COMPARED TO YEAR ENDED                   COMPARED TO YEAR ENDED
                                                         DECEMBER 31, 1999 (C)                    DECEMBER 31, 1998 (C)
                                                 ------------------------------------      -----------------------------------
                                                 VOLUME (A)      RATE         TOTAL        VOLUME (A)       RATE         TOTAL
                                                 ----------    --------      --------      ---------     -------      --------
INCREASE (DECREASE) DUE TO:
Loans                                            $ 17,072      $  9,604      $ 26,676      $  9,015      $ 1,534      $ 10,549
Securities available for sale                      (2,200)          693        (1,507)       17,274          108        17,382
Investment securities (b)                          18,424        (1,663)       16,761         2,097          154         2,251
Federal funds sold                                    (43)           19           (24)          (68)         (17)          (85)
                                                 --------      --------      --------      --------      -------      --------
Total earning assets                               33,253         8,653        41,906        28,318        1,779        30,097
                                                 --------      --------      --------      --------      -------      --------
Deposits:
  Savings                                            (283)         (282)         (565)       (1,672)      (3,513)       (5,185)
  NOW, money funds, and checking                    3,160         6,569         9,729         1,562          827         2,389
  Certificate accounts                             (2,186)        7,870         5,684        15,833       (2,876)       12,957
                                                 --------      --------      --------      --------      -------      --------
Total deposits                                        691        14,157        14,848        15,723       (5,562)       10,161
                                                 --------      --------      --------      --------      -------      --------
Securities sold under agreements to
  repurchase                                       10,980         5,064        16,044         5,134         (848)        4,286
Federal funds purchased                                98           146           244           284           (8)          276
Advances from FHLB                                  5,494         1,595         7,089         2,110         (631)        1,479
Subordinated debentures                             3,912         5,001         8,913           201           71           272
Guaranteed  preferred  beneficial  interest
  in Company's Junior Subordinated Debentures           0             0             0             0            0             0
                                                 --------      --------      --------      --------      -------      --------
                                                   20,484        11,806        32,290         7,729       (1,416)        6,313
                                                 --------      --------      --------      --------      -------      --------
Total interest bearing liabilities                 21,175        25,963        47,138        23,452       (6,978)       16,474
                                                 --------      --------      --------      --------      -------      --------
Change in net interest income                    $ 12,078      $(17,310)     $ (5,232)     $  4,866      $ 8,757      $ 13,623
                                                 ========      ========      ========      ========      =======      ========

(a)      Changes attributable to rate/volume have been allocated to volume.
(b)      Average balances were based on amortized costs.
(c) Does not reflect reduction due to capitalized interest on investments in real estate.

         Net interest income excluding capitalized interest and interest accretion on SLWHC utility receivable declined by $5.2 million from 1999. The decline resulted from the narrowing of the net interest margin due to the rising interest rate environment which began in July 1999 and the acquisition of Levitt and Sons. The acquisition of Levitt and Sons resulted in a 14 basis point decline in the net interest margin during 2000 primarily because Levitt and Sons interest expenses was included in the above average balance sheet whereas the income associated with those borrowings was recognized in non-interest income as gains on the sales of real estate. The unfavorable effects of the lower interest rate margin were partially offset by growth in our average earning assets. During the 2000 period, average earning assets significantly increased due to growth in the commercial real estate portfolio and the purchase of mortgage-backed securities held to maturity.

         The net interest margin declined by 42 basis points from 1999. The reduced margin was primarily the result of the fact that rates on interest bearing liabilities increased faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable acquired in connection with the Levitt and Sons acquisition, short term borrowings and additional borrowings by the Parent Company segment to fund the corporate transaction and retire a portion of the Company 5 5/8% Convertible Debentures. The increased deposit average rates reflect the introduction of new transaction and time deposit products with higher rates than the existing portfolio. Market rates on short-term borrowings were higher during 2000 compared to 1999.

         During 2000, our average earning assets and average rate paying liabilities increased compared to 1999. The rising interest rate environment resulted in increased yields on earning assets with a corresponding increase in rates on interest paying liabilities. The higher balances and yields increased interest income by $41.9 million. Likewise, the higher balances and rates paid on average interest bearing liabilities increased interest expense by $47.1 million.

PROVISION FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows (dollars in thousands):

                                                                     FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                             2000            1999              1998            1997             1996
                                          --------         --------         --------         --------         --------
Balance, beginning of period              $ 44,450         $ 37,950         $ 28,450         $ 25,750         $ 19,000
Charge-offs:
  Syndication loans                         (3,659)               0                0                0                0
  Commercial business loans                    (24)             (87)            (896)            (180)          (1,048)
  Commercial real estate loans                   0             (211)            (562)            (276)            (266)
  Small business                           (14,114)         (12,531)          (2,043)               0                0
  Lease financing                           (3,930)          (1,217)          (1,233)               0                0
  Consumer loan - indirect                  (7,546)         (11,052)          (9,446)          (7,885)          (4,581)
  Consumer loans - direct                   (2,233)          (2,443)          (1,746)          (2,809)          (1,756)
  Residential real estate loans               (715)            (150)            (169)            (180)             (67)
                                          --------         --------         --------         --------         --------
                                           (32,221)         (27,691)         (16,095)         (11,330)          (7,718)
                                          --------         --------         --------         --------         --------
Recoveries:
  Small business - real estate                   0                0               30                0                0
  Small business - non-mortgage              1,240              188                0                0                0
  Lease financing                              335              285              229                0                0
  Commercial business loans                     94              185              489              301              518
  Commercial real estate loans                   8              205                9              208               47
  Residential real estate loans                106                0                0                0                0
  Consumer loans - indirect                  3,211            1,931            1,449            1,462              382
  Consumer loans - direct                      645              739              844              791            1,277
                                          --------         --------         --------         --------         --------
                                             5,639            3,533            3,050            2,762            2,224
                                          --------         --------         --------         --------         --------
Net charge-offs                            (26,582)         (24,158)         (13,045)          (8,568)          (5,494)
Provision for loan losses                   29,132           30,658           21,788           11,268            5,844
Allowance for loan losses acquired               0                0              757                0            6,400
                                          --------         --------         --------         --------         --------
Balance, end of period                    $ 47,000         $ 44,450         $ 37,950         $ 28,450         $ 25,750
                                          ========         ========         ========         ========         ========

         The provision for loan losses declined slightly from 1999. The improvement primarily resulted from lower credit losses in our small business and consumer indirect loan portfolios partially offset by additional reserves required in our syndications and lease financing portfolios. The majority of our net charge-offs were from small business and indirect consumer loans. We have significantly reduced the origination of small business loans and in December 1998 discontinued the originations of indirect consumer loans. During 2000, major modifications were made to the underwriting process for small business loans. The declining loan balances in the above two portfolios resulted in reductions in the allowance for loan losses allocated to those portfolios. These improvements in credit quality were partially offset by additional reserves required for the syndication and lease financing portfolios. The increased provision for loan losses associated with syndication loans relates to two loans in which the borrowers encountered financial difficulties. The additional reserves allocated to lease financing resulted from adverse delinquency and industry trends associated with the portfolio.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS


                                                                                     DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                             2000            1999           1998            1997            1996
                                                        ----------      ----------      ----------      ----------      ----------
                                                                              (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
NON-ACCRUAL (1)
Tax certificates                                        $    2,491      $    2,258      $      765      $      880      $    1,835
Residential                                                 11,229          15,214           6,956           8,026           6,477
Commercial real estate and business                          1,705           5,747          10,904           4,377           3,868
Small business                                               2,532           4,427           1,603               0               0
Lease financing                                              1,515           1,201             893               0               0
Consumer                                                     1,125           5,705           3,008           5,166           2,079
                                                        ----------      ----------      ----------      ----------      ----------
                                                            20,597          34,552          24,129          18,449          14,259
REPOSSESSED (1)
Residential real estate owned                                2,562           1,929           2,169           3,825             748
Commercial real estate owned                                 1,937           2,022           3,334           3,703           4,170
Consumer                                                        95             867           1,572           2,912           1,992
Lease financing                                              1,647             386             324               0               0
                                                        ----------      ----------      ----------      ----------      ----------
                                                             6,241           5,204           7,399          10,440           6,910
                                                        ----------      ----------      ----------      ----------      ----------
TOTAL NON-PERFORMING ASSETS                             $   26,838      $   39,756      $   31,528      $   28,889      $   21,169
                                                        ----------      ----------      ----------      ----------      ----------
Total non-performing assets as a percentage of:
  Total assets                                                0.58%           0.96%           0.83%           0.94%           0.81%
                                                        ==========      ==========      ==========      ==========      ==========
  Loans, tax certificates and net real estate owned           0.89%           1.40%           1.15%           1.33%           1.11%
                                                        ==========      ==========      ==========      ==========      ==========
TOTAL ASSETS                                            $4,617,300      $4,159,901      $3,788,975      $3,064,480      $2,605,527
                                                        ==========      ==========      ==========      ==========      ==========
TOTAL LOANS, TAX CERTIFICATES AND NET
   REAL ESTATE OWNED                                    $3,029,592      $2,831,189      $2,729,738      $2,164,965      $1,911,501
                                                        ==========      ==========      ==========      ==========      ==========
Allowance for loan losses                               $   47,000      $   44,450      $   37,950      $   28,450      $   25,750
                                                        ==========      ==========      ==========      ==========      ==========
Total tax certificates                                  $  124,289      $   93,080      $   50,916      $   56,162      $   55,977
                                                        ==========      ==========      ==========      ==========      ==========
Allowance for tax certificate losses                    $    1,937      $    1,504      $    1,020      $      949      $    1,466
                                                        ==========      ==========      ==========      ==========      ==========
POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Small business                                          $        0      $        0      $      349      $        0      $        0
Commercial real estate and business (2)                      7,086             410           2,833             647           2,961
                                                        ----------      ----------      ----------      ----------      ----------
                                                             7,086             410           3,182             647           2,961
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC ALLOWANCES
Corporate syndication loans                                 15,001               0               0               0               0

RESTRUCTURED LOANS
Commercial real estate and business                              0               0               7           4,043           3,718

DELINQUENT RESIDENTIAL LOANS PURCHASED                       5,389          10,447               0               0               0
                                                        ----------      ----------      ----------      ----------      ----------
TOTAL POTENTIAL PROBLEM LOANS                           $   27,476      $   10,857      $    3,189      $    4,690      $    6,679
                                                        ==========      ==========      ==========      ==========      ==========

(1)   Amounts are net of specific allowances for loan losses.
(2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

        Non-performing assets decreased by $12.9 million to $26.8 million at December 31, 2000 compared to $39.8 million at December 31, 1999. Non-performing loans declined by $14.0 million while repossessed property increased by $1.1 million. The improvement reflects declines in non-performing residential, commercial, small business and consumer loans. These declines were partially offset by higher non-performing lease financing and tax certificates balances.

         The reduction in small business and consumer non-performing loans resulted from a declining portfolio and changes in the collection process resulting in decreased delinquencies.

         Non-accrual commercial loans improved due to a payoff of a nonresidential commercial real estate loan and the foreclosure of a commercial real estate loan.

         The increase in non-performing tax certificates was attributed to portfolio growth.

         The increase in lease financing non-performing balances was due to higher portfolio balances and higher delinquencies.

        The increase in repossessed asset balances reflects higher residential REO and lease financing repossessed assets partially offset by lower consumer repossessed assets. The decline in consumer foreclosed assets resulted from changes in the collection process.

        Potential problem assets were $27.5 million at December 31, 2000 compared to $10.9 million at December 31, 1999. Commercial real estate and business loans contractually past due 90 days or more at December 31, 2000 represents one commercial real estate loan that was paid-off in February 2001. The performing impaired loans reflects two syndication loans that did not meet their loan covenants resulting in management having serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The above increase in potential problem loans was partially offset by decreases in delinquent residential loans purchased. The improvement resulted from either negotiated payoffs or foreclosure and sales of the non-performing residential loans acquired.

ALLOWANCE FOR CREDIT LOSSES

         We perform periodic and systematic detailed reviews of our loan and lease portfolios in an effort to identify inherent risks and to assess the overall collectibility of those portfolios. Certain homogeneous loan portfolios are evaluated collectively based on individual loan type, while remaining portfolios are reviewed on an individual loan basis. These reviews, combined with historical loss experience and other factors, result in the identification and quantification of specific allowances for credit losses and loss factors which are used in determining the amount of the allowance and related provision for loan losses. The actual amount of credit losses may vary from the estimated losses due to changing economic conditions or changes in industry. We have procedures in place to monitor differences between estimated and actual incurred credit losses, which include periodic assessments by senior management of both individual loans and credit portfolios and the models used to estimate credit losses in those portfolios. Portions of the allowance for loan losses, as presented on the table below, are assigned to cover the estimated probable losses in each loan and lease category based on the results of our review process described above. Further assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit, including industry concentrations. The assigned portion of the allowance for loan losses is weighted toward the small business and the commercial loan portfolios. The amounts assigned to the small business portfolio reflect a higher level of delinquency trends and the potential for higher individual losses. The assigned portion associated with the commercial portfolio includes two syndication loans identified as potential problem loans and a portfolio reserve for commercial real estate loans due to their large loan balances and the size of the portfolio. The remaining unassigned portion of the allowance for loan losses, determined separately from the procedures outlined above, addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan losses, the relationship of the unassigned component to the total allowance for loan losses may fluctuate from period to period. Management evaluates the adequacy of the allowance for loan losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan losses reflects management's best estimate of incurred credit losses as of the balance sheet date.

         The table below presents the allocation of the allowance for loan losses by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. There is no assurance that the allowance will be sufficient.

                                   DECEMBER 31, 2000                    DECEMBER 31, 1999                  DECEMBER 31, 1998
                          --------------------------------      --------------------------------    -------------------------------
                                         ALL       LOANS                      ALL        LOANS                   ALL        LOANS
                                      TO GROSS      BY                     TO GROSS       BY                   TO GROSS       BY
                            ALL         LOANS     CATEGORY        ALL        LOANS      CATEGORY      ALL        LOANS     CATEGORY
                             BY        IN EACH    TO GROSS         BY       IN EACH     TO GROSS       BY       IN EACH    TO GROSS
(DOLLARS IN THOUSANDS)    CATEGORY    CATEGORY     LOANS        CATEGORY   CATEGORY       LOANS     CATEGORY    CATEGORY    LOANS
                          --------    --------    --------      --------   --------     --------    --------   ---------   --------
Commercial business       $ 9,982       4.33%       7.10%        $ 4,655       1.94%       8.01%    $ 2,749       2.31%      4.14%
Commercial real estate     10,072       0.77       40.25           8,118       0.86       31.44       9,411       1.20      27.21
Small business             10,750      11.01        3.01          13,278      11.48        3.84       4,831       4.07       4.14
Lease financing             2,879       3.79        2.34           2,131       4.91        1.45       1,320       5.27       0.87
Residential real estate     1,540       0.12       40.52           1,912       0.14       47.00       1,804       0.12      52.43
Consumer - direct          2,989       1.89        4.86           2,294       1.89        4.05       1,652       1.63       3.53
Consumer - indirect         5,388       8.62        1.92           7,758       6.18        4.21      10,409       4.72       7.68
Unassigned                  3,400        N/A         N/A           4,304        N/A         N/A       5,774        N/A        N/A
                          -------                 ------         -------                   ----     -------                ------
                          $47,000       1.45%     100.00%        $44,450       1.48%     100.00%    $37,950       1.32%    100.00%
                          =======                 ======         =======                 ======     =======                ======

                                   DECEMBER 31, 1997                       DECEMBER 31, 1996
                          --------------------------------------  --------------------------------------
                                             ALL         LOANS                      ALL         LOANS
                                           TO GROSS       BY                     TO GROSS        BY
                              ALL            LOANS     CATEGORY       ALL          LOANS       CATEGORY
                              BY           IN EACH     TO GROSS       BY          IN EACH      TO GROSS
                           CATEGORY        CATEGORY     LOANS       CATEGORY      CATEGORY      LOANS
                          -----------     ---------- -----------  ----------   ------------- -----------
Commercial business       $     1,629       3.01%       2.57%     $     3,676        4.70%       3.83%
Commercial real estate          8,021       1.14       33.59            5,526        0.76       35.75
Small business                    451       1.59        1.50                0        0.00        0.00
Lease financing                     0       0.00        0.00                0        0.00        0.00
Residential real estate         2,045       0.21       46.39            3,201        0.36       43.52
Consumer - direct               3,935       3.75        5.60            3,632        2.23        7.98
Consumer - indirect             7,791       3.59       10.35            5,289        2.91        8.92
Unassigned                      4,578        N/A         N/A            4,426         N/A         N/A
                          -----------                -------       ----------                 -------
                          $    28,450       1.36%     100.00%     $    25,750        1.26%     100.00%
                          ===========                =======      ===========                 =======


NON-INTEREST INCOME

                                                                         FOR THE YEAR
                                                                       ENDED DECEMBER 31,                CHANGE
                                                                   -------------------------  ------------------------
                                                                       2000          1999       AMOUNT         PERCENT
                                                                   -----------   -----------  -----------    ---------
                                                                                      (IN THOUSANDS)
BANKING OPERATIONS
Loan late fees and other loan income                               $     4,144   $     5,122  $      (978)      (19.09)%

(Losses) gains on sales of loans held for sale, net                       (528)        1,703       (2,231)     (131.00)
Gains on trading securities and available for sale, net                  2,226         1,928          298        15.46
Transaction fees                                                        13,666        14,172         (506)       (3.57)
ATM fees                                                                10,881         9,945          936         9.41
Other                                                                    4,511         5,731       (1,220)      (21.29)
                                                                   -----------   -----------  -----------     --------
    Non-interest income                                                 34,900        38,601       (3,701)       (9.59)
                                                                   -----------   -----------  -----------     --------
LEVITT OPERATIONS
Gains on sales of real estate held for development and sale             22,076         9,061       13,015       143.64
Other                                                                    7,055         1,812        5,243       289.35
                                                                   -----------   -----------  -----------     --------
Non-interest income                                                     29,131        10,873       18,258       167.92
                                                                   -----------   -----------  -----------     --------
RYAN BECK OPERATIONS
Principal transactions                                                  14,778        12,105        2,673        22.08
Investment banking                                                      15,387        20,984       (5,597)      (26.67)
Commissions                                                             20,936        16,849        4,087        24.26
Other                                                                    1,032           657          375        57.08
                                                                   -----------   -----------  -----------     --------
Non-interest income                                                     52,133        50,595        1,538         3.04
                                                                   -----------   -----------  -----------     --------
Total non-interest income                                          $   116,164   $   100,069  $    16,095        16.08%
                                                                   ===========   ===========  ===========     ========

BANKING OPERATIONS

         Loan late fees and other loan income declined by 19% from 1999. The decrease primarily resulted from lower prepayment penalties on commercial real estate loans, a decline in late fee income on consumer and residential loans and lower renewal fee income associated with small business loans.

         The loss on sales of loans during 2000 resulted from the sale of a syndication loan for a $695,000 loss as well as losses associated with capital markets activities and a decline in residential loans originated for resale. The realized loss on the syndication loan sale resulted from the acceptance of an offer from the underwriter of a syndication loan to purchase the loan at a discount. The borrower on the syndication loan had previously received a going concern opinion from its independent auditors. In September 2000, we discontinued the purchase for resale of residential loans and reclassified $222 million of loans held for sale to loans held for investment realizing a $654,000 loss at the transfer date. During 2000, we refocused our residential lending activities exclusively on CRA lending and significantly reduced the origination and sale of residential loans resulting in a decline in gains on sales of residential loans originated for resale. The 1999 gains on loan sales resulted from sales of loans originated for resale and sales of loans purchased for resale.

         Gains on sales of trading securities and securities available for sale during 2000 resulted from gains of $2.1 million and $399,000 from the sale of equity securities and mortgage-backed securities, respectively, a $316,000 unrealized gain from a forward contract, partially offset by a $5,000 net loss from trading activities and a $630,000 write-down of equity investments.

         The sales of securities available for sale were due to market conditions or were strategic sales associated with managing our interest rate risk. The unrealized gain resulted from our investment in a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The trading loss was due to our government securities and European time deposit trading activities. These activities were discontinued during 2000 due to low profit margins. The write-down resulted from two equity securities that were written down due to significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the securities.

         During 1999, the gains on trading securities and securities available for sale resulted from gains of $1.6 million and $381,000 from the sale of mortgage-backed securities available for sale and equity securities, respectively, and a $82,000 loss from trading activities. The sales of securities available for sale were in reaction to changes in the interest rate environment during 1999.

         Transaction fee income was slightly lower during 2000 compared to 1999. The decline was primarily due to lower deposit account monthly charges and analysis charges partially offset by an increase in fees earned on overdrafts.

         The improvement in ATM fee income during 2000 resulted from a renegotiated profit sharing agreement for certain locations and increased transaction activity at our branch locations.

         Other income declined by 21% from 1999. The decline was due to lower gains on the sale of branch and back office facilities during 2000 compared to 1999. Gains on the sale of property and equipment was $874,000 during 2000 compared to $2.0 million during 1999.

LEVITT OPERATIONS

         The significant increase in gains on sales of real estate primarily resulted from the acquisition of Levitt and Sons effective December 31, 1999 and consistent earnings during the period from the St. Lucie West development. During 2000, gains on the sale of Levitt and Sons real estate was $13.0 million compared to zero during 1999. SLWHC recorded $9.0 million of gains on real estate sales in both the current year and 1999.

         Other income includes equity earnings in joint ventures, utility expansion income and revenues from rental operations. The majority of other income during 2000 came from utility expansion income. During February 2000, SLWHC received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment is in full settlement of a receivable pursuant to an agreement dated December 1991 between SLWHC and the municipality. The 1991 agreement required the municipality to reimburse SLWHC for its cost of increasing the service capacity of the utility plant via payment to SLWHC of the future connection fees generated from such capacity.

         Equity in earnings from joint ventures increased during the current year to $1.1 million compared to $800,000 last year. The remaining increase in other income resulted from the activities of Levitt and Sons.

         Net pre-tax income from Levitt and Sons' homebuilding for 2000 was $4.0 million. The net profit margin during 2000 was negatively impacted by the purchase accounting valuation of construction in process at the time of the acquisition. As a consequence, the net profit margin on the sale of real estate should improve in 2001 as the effects of purchase accounting valuations were largely absorbed in 2000 operating results.

RYAN BECK OPERATIONS

         Ryan Beck principal transactions and commission revenues increased 22% and 24%, respectively, from 1999, due to new initiatives such as intra-day trading, Certificate of Deposit wholesale trading and the full year recognition of commission income from institutional sales and the sale of retail investment products in BankAtlantic's branches. During 2000, Ryan Beck recognized a full year of activity in the institutional commission business as opposed to only six months in 1999. Principal transactions trading revenues recovered from losses in 1999 related to two equity securities on which Ryan Beck acted as a market maker. Investment banking revenues decreased 27% in 2000, primarily resulting from a $544 million initial public offering that closed in 1999 (this was an all-time record-size offering for Ryan Beck) for which there was no correspondingly sized transaction in 2000. Other income increased due to an improvement in wealth management fees earned during 2000 compared to 1999.

         NON-INTEREST EXPENSES


                                                                      FOR THE YEAR
                                                                    ENDED DECEMBER 31,                CHANGE
                                                               --------------------------     ------------------------
                                                                    2000          1999           AMOUNT      PERCENT
                                                               -----------   -----------      ----------    ----------
                                                                                       (IN THOUSANDS)
BANKING OPERATIONS
Employee compensation and benefits                             $    46,890   $    39,206      $    7,684       19.60 %
Occupancy and equipment                                             23,622        21,512           2,110        9.81 %
Advertising and promotion                                            4,154         2,113           2,041       96.59 %
Restructuring charges and write-downs                                2,656             0           2,656         N/A
Amortization of cost over fair value of net assets acquired          2,833         2,840              (7)       0.25)%
Other                                                               24,137        18,545           5,592       30.15 %
                                                               -----------   -----------      ----------      ------
  Noninterest expenses                                             104,292        84,216          20,076       23.84 %
                                                               -----------   -----------      ----------      ------
LEVITT OPERATIONS
Employee compensation and benefits                                   6,846         1,012           5,834      576.48 %
Advertising and promotion                                            2,684           724           1,960      270.72 %
Selling, general and administrative                                  9,201         4,352           4,849      111.42 %
                                                               -----------   -----------      ----------      ------
Noninterest expenses                                                18,731         6,088          12,643      207.67 %
                                                               -----------   -----------      ----------      ------
RYAN BECK OPERATIONS
Employee compensation and benefits                                  37,191        34,777           2,414        6.94 %
Occupancy and equipment                                              3,632         2,910             722       24.81 %
Advertising and promotion                                            1,381         1,188             193       16.25 %
Amortization of cost over fair value of net assets acquired          1,248         1,161              87        7.49 %
Other                                                               10,732         9,439           1,293       13.70 %
                                                               -----------   -----------      ----------      ------
Noninterest expenses                                                54,184        49,475           4,709        9.52 %
                                                               -----------   -----------      ----------      ------
Total noninterest expenses                                     $   177,207  $    139,779      $   37,428       26.78 %
                                                               ===========  ============      ==========      ======

BANKING OPERATIONS

         Compensation expense increased by 20% from 1999. Due to competitive local labor market conditions, we substantially increased compensation of existing employees and related health insurance and 401(k) retirement benefits. We strengthened our senior management team incurring recruitment and relocation expenses. We hired information systems personnel to upgrade our technology infrastructure and to launch internet banking. Additionally, significantly higher discretionary bonuses and incentive compensation were paid based on individual performance and the achievement of corporate goals.

         Included in compensation expense during 2000 was a $1.3 million one-time charge resulting from the retirement of all publicly held outstanding shares of Class B Common Stock. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

         The above compensation increases were partially offset by the recognition during the 2000 period of a $1.5 million benefit associated with our defined benefit pension plan. The benefit was recognized due to a change in actuarial assumptions during 2000 associated with the rising interest rate environment. There was a $789,000 benefit recognized during the 1999 period.

         Occupancy expenses increased by 10% from 1999. The increase resulted from higher ATM equipment repair and maintenance, additional data processing fees, higher costs associated with branch network and Internet banking maintenance contracts and additional rental expense associated with new data processing facilities.

         During 2000, we incurred significant advertising costs associated with promotions for new deposit and loan products as well as promotional costs associated with Internet banking.

         During the fourth quarter of 2000, we made a strategic decision to terminate our ATM relationships with Wal*Mart and K-Mart resulting in the restructuring charge and impairment write-down shown on the above table. The investment returns on the above relationships did not meet our strategic goals. Management anticipates an improved contribution from ATM operations during 2001 from this action.

         Other expenses increased by 30% from 1999. Part of the increase was due to the sale of REO properties during 1999 for a net gain of $2.2 million. During 2000, we recognized a net loss of $107,000 on the sale of REO properties. The majority of the 1999 gains were from the sale of one parcel of a foreclosed commercial real estate property. The remaining increase in other expenses resulted from higher consulting fees associated with upgrades to our technology infrastructure and Internet banking, increases in the loss provision for tax certificates due to portfolio growth, an increase in contributions to the BankAtlantic Foundation, higher costs in connection with the Sterling loans (see note 16 to the consolidated financial statements) and higher telecommunication expenses associated with enhancements to our telecommunications infrastructure and call center.

LEVITT OPERATIONS

         The increase in real estate operations non-interest expenses primarily related to the December 1999 acquisition of Levitt and Sons.

         Non-interest expense excluding Levitt and Sons operations was as follows:

                                               FOR THE YEAR
                                             ENDED DECEMBER 31,             CHANGE
                                           ---------------------    ------------------------
                                             2000         1999        AMOUNT        PERCENT
                                          ----------   ---------    ----------    ----------
         Compensation and benefits        $    1,933   $   1,012    $      921       91.01%
         Advertising                           1,002         724           278       38.40%
         Other                                 4,800       4,352           448       10.29%
                                          ----------   ---------    ----------       ------
                                          $    7,735   $   6,088    $    1,647       27.05%
                                          ==========   =========    ==========       =====

         The higher compensation reflected an increase in the number of employees as well as annual salary and benefit increases.

RYAN BECK OPERATIONS

         Compensation expense increased by 7% from 1999. The increase was primarily due to the implementation of numerous new initiatives since the latter half of 1999. Ryan Beck experienced higher compensation charges related to the full year of institutional sales and general market research departments compared to three and six months of operations during 1999, respectively.

         Occupancy and equipment expense increases resulted from additional rent and depreciation expenses associated with new and renovated offices.

         Advertising and promotional expenses increased based on a full year of costs associated with institutional sales.

         Other expenses increased due to communication costs such as telephone, quotation systems and postage expenses associated with new offices and departments. Floor broker and clearing expenses were higher due to a 65% increase in the number of trades executed during 2000 compared to 1999. Professional fees increased due to additional expenses incurred for job placement and recruiting for various management positions.

DISCONTINUED OPERATIONS

         During 2000, we recognized a $669,000 gain, net of taxes, from discontinued operations. The gain resulted from a higher than projected gain on the sale of a building used by the mortgage servicing unit.

         During 1999, we recognized a $2.1 million gain, net of taxes from discontinued operations. The gain resulted from lower than anticipated costs associated with the mortgage servicing portfolio sale along with higher servicing balances based on slower than anticipated loan repayments.

EXTRAORDINARY ITEMS

         During 2000, we purchased $53.8 million aggregate principal amount of our 5 5/8% convertible debentures through two tender offers and unsolicited open market purchases. These debentures were purchased at a discount resulting in a $7.9 million (net of tax) extraordinary gain.

SEGMENT REPORTING

         The following table and subsequent discussion are based on the Company's method for reporting internally on business segment performance. The reports centralize at the Parent Company level all acquisition financing and intangible costs. Overhead and other expenses of non-revenue divisions are allocated within BankAtlantic as interest expense and overhead based on average assets of each segment. The presentation and allocation of interest expense and overhead and the net contribution calculated for the six operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

                                                                                                             BANK OPERATIONS
(DOLLARS IN THOUSANDS)       CAPITAL MARKETS           COMMERCIAL BANKING        COMMUNITY BANKING                 TOTAL
                      --------------------------    ------------------------    --------------------    --------------------------
                          2000           1999            2000         1999       2000         1999         2000           1999
                      -----------    -----------    -----------    ---------    --------   ---------    -----------    -----------
Interest income       $   178,229    $   159,855    $   116,196    $  85,257    $ 33,238   $  38,728    $   327,663    $   283,840
Interest expense and
  overhead               (145,565)      (120,259)       (68,030)     (43,337)    (20,229)    (19,997)      (233,824)      (183,593)
Provision for loan
  losses                     (449)          (258)       (15,866)      (3,017)    (12,817)    (27,383)       (29,132)       (30,658)
Non-interest income           731          3,293          2,359        4,550      11,693      12,062         14,783         19,905
Segment net income
  (loss)                   17,898         22,738         17,774       22,287      (5,969)     (9,576)        29,703         35,449
Average assets          2,484,625      2,335,055      1,173,581      914,101     350,973     421,556      4,009,179      3,670,712
Net interest spread          2.79%          2.92%          5.44%        5.77%       5.19%       5.64%          3.78%          3.94%

                            LEVITT CORPORATION               RYAN, BECK            PARENT COMPANY           CONSOLIDATED TOTAL
                      --------------------------    ------------------------    --------------------    --------------------------
                          2000          1999            2000         1999         2000       1999          2000            1999
                      -----------    -----------    -----------    ---------    --------   ---------    -----------    -----------
Interest income       $     2,264       $ 1,702$          2,151    $   1,589    $  1,206    $  4,052    $   333,284    $   291,183
Interest expense and
  overhead                 (1,315)        (1,001)          (551)        (903)    (22,990)    (19,370)      (258,680)      (204,867)
Provision for loan los          0              0              0            0           0           0        (29,132)       (30,658)
Non-interest income        29,670         10,874         52,133       50,595       2,916         984         99,502         82,358
Segment net income
   (loss)                   6,955          4,032            867        2,319     (19,753)    (13,008)        17,772         28,792
Average assets            157,090         73,346         43,890       38,433      88,844      89,489      4,299,003      3,871,980

BUSINESS SEGMENT RESULTS OF OPERATIONS

CAPITAL MARKETS

         Segment net income declined by 21% from 1999. The lower net income primarily resulted from lower gains on the sale of residential loans held for sale, write-downs of loans held for sale and an increase in the interest expense and overhead allocation to this segment.

         The decrease in non-interest income was primarily associated with lower gains associated with loans held for sale and write-downs of purchased residential loans held for sale. The declines in gains on sales of residential loans held for sale and write-downs of residential loans resulted from unfavorable market conditions during 2000.

         The above declines in segment net income were partially offset by an increase in interest income primarily associated with higher rates earned on average assets caused by higher interest rates during 2000 compared to 1999.

COMMERCIAL BANKING

         Segment net income declined by 20% from 1999. The primary reasons for the decline were a substantial increase in the provision for loan losses (primarily in syndications and lease activities), a significant gain on the sale of a REO property during 1999 for which no similar gain was realized in 2000, losses on the sale of a problem syndicated loan and an increase in interest expense and overhead allocated to this segment.

         The above declines in segment net income were partially offset by an increase in interest income attributed to a substantial increase in the commercial real estate portfolio and higher rates earned on average assets compared to 1999.

         The decline in non-interest income resulted from a $1.5 million gain on the sale of an REO property during 1999 and a $695,000 loss on the sale of a syndicated loan during 2000. There were no significant gains on the sale of REO in the segment during 2000 and we did not sell loans from this segment during 1999.

COMMUNITY BANKING

         Segment net loss declined by $3.6 million during 2000 compared to 1999. The improvement in the community banking segment operations primarily resulted from a significantly lower provision for loan losses. This improvement reflects management's belief that substantial progress has been made in enhancing the credit quality of new loan originations in this segment. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses.

         The decline in interest income was also due to lower average portfolio balances during 2000 compared to 1999.

         Noninterest income decreased slightly due to higher ATM fee income partially offset by declines in loan fees.

ALLOCATION OF OVERHEAD - BANK OPERATION

         The Bank Operation overhead increased for all bank segments due to a substantial increase in interest expense from higher interest bearing liabilities average rates and balances. The increased interest bearing liabilities was primarily associated with the funding of asset growth. The increased average rates reflected the rising interest rate environment during 2000 compared to 1999. The higher operating expenses resulted from increased compensation, data processing and consulting expenses. The increases in data processing and consulting fees were primarily associated with upgrades to our technology infrastructure as well as our entry into Internet banking. These bank operation overhead increases were allocated to each bank operation segment pro-rata based on its average assets.

LEVITT CORPORATION

         Segment net income from Levitt's operations increased by 72% from 1999. The improvement in segment net income primarily resulted from the acquisition of Levitt and Sons during December 1999 and secondarily higher income from St. Lucie West operations due to the utility receivable sale. Excluding the acquisition of Levitt and Sons, interest income increased by $300,000, non-interest income increased by $3.0 million and non-interest expense increased by $1.8 million.

RYAN BECK

         Segment income from operations declined by 63% from 1999. The decline in segment income during 2000 primarily reflects lower investment banking income and higher operating expenses.

         Total non-interest income increased from 1999. While investment banking revenues declined during 2000, revenues from principal transactions and commissions increased 22% and 24%, respectively. This increase reflected a strategic expansion of operations, in the latter half of 1999, which added analytical coverage of new industries, including the consumer services, energy, homebuilding, healthcare and pharmaceuticals industries. The decline in investment banking revenue can be attributed to an all-time record-size offering during 1999. The increase in operating expenses resulted from the significant expansion of Ryan Beck's operations discussed above.

PARENT COMPANY

         The Parent Company's loss increased by $6.7 million during 2000 compared to 1999. This additional net loss reflected additional borrowings associated with the corporate transaction and lower interest income due to the repayment of a $10 million note receivable from Ryan Beck.

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE SAME 1998 PERIOD

RESULTS OF OPERATIONS

OVERVIEW

         Income from continuing operations increased by 183% to $28.8 million. Diluted Class A earnings per share from continuing operations increased by 136% to $0.59 per share. The primary reasons for the increase were a significant improvement in the net interest margin, enhanced income from Levitt Operations, gains on the sales of property and equipment and REO and lower bank operation expenses resulting from the December 1998 corporate restructuring.

NET INTEREST INCOME

         Net interest income excluding capitalized interest and accretion of SLWHC utility receivable increased from $101.3 million during 1998 to $114.9 million during 1999. The improvement in net interest income resulted from asset growth and lower borrowing rates. The improvement in net interest income was partially offset by lower yields on earning assets.

         The net interest margin remained essentially unchanged at 3.14% during 1999 compared to 3.12% during 1998. The decline in the average yield on earning assets resulted from higher levels of securities which have lower yields than loans. The decline in yields on average earning assets was offset by lower rates paid on interest bearing liabilities. The lower rates resulted from increased deposit levels which have lower rates than other borrowings.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $30.7 million in 1999 compared to $21.8 million in 1998. The substantial increase resulted from a significant increase in the allowance for loan losses reflecting small business and indirect consumer loan charge-offs and delinquency trends.

GAINS ON TRADING SECURITIES AND SECURITIES AVAILABLE FOR SALE

         Gains on securities were $1.9 million during 1999 and $1.2 million during 1998. The 1999 gains were primarily from the sales of debt securities available for sale partially offset by an $82,000 loss from trading activities. The 1998 gains includes gains on the sale of marketable equity trading securities of $898,000. The remaining gain was from the sale of securities available for sale. The above gains from the sale of securities were partially offset by a $2.1 million write-down of two marketable equity securities available for sale.

NON-INTEREST INCOME

         Non-interest income increased by 76% to $100.1 million during 1999. The increase was primarily due to including Ryan Beck non-interest income for a full year during 1999 and only six months during 1998. Additionally, we had higher levels of income from Levitt, loan income, ATM fees and transaction fees.

NON-INTEREST EXPENSE

         Non-interest expense increased by 16% to $139.8 million during 1999. The increase was primarily due to including Ryan Beck non-interest expense for a full year during 1999 and only six months during 1998. Levitt non-interest expense also increased due to higher compensation and management fees during 1999. The above increases were partially offset by lower bank operations, compensation and other operating expenses.

DISCONTINUED OPERATIONS

         Historically, the mortgage servicing business ("MSB") generated net fee income and provided a substantial interest free source of funds from escrow balances, as well as periodic gains from servicing portfolio sales. However, the rapidly changing interest rate environment, coupled with competition and technological advances, produced an environment that did not fit our long term strategic plans. As a consequence, the operations of the mortgage servicing unit were discontinued during the fourth quarter of 1998 resulting in a $18.2 million loss, net of taxes.

         Included in the loss from discontinued operations during the year ended December 31, 1998 was a $6.2 million provision for the disposal of the MSB (net of income taxes). The remaining loss from discontinued operations during 1998 primarily resulted from rapidly declining interest rates during the latter part of 1998 causing prepayments and associated decline in the value of the MSR asset.

         Income from discontinued operations for the year ended December 31, 1999 resulted primarily from a lower than anticipated cost to sell the mortgage servicing rights (MSRs) and a recovery of a portion of the 1998 valuation allowance due to rising interest rates during 1999. The valuation allowance was established based upon the interest rate environment at year end, which anticipated certain prepayment speeds. Due to rising interest rates during 1999, prepayment speeds were less than estimated resulting in an increase in MSR market value.

BUSINESS SEGMENT RESULTS OF OPERATIONS

CAPITAL MARKETS

         Segment net income from Capital Markets increased by 42% to $22.7 million. The improvement in segment net income reflected lower interest expense and overhead allocated to the segment, a decline in premium amortization and a lower provision for loan losses.

         The lower interest expense and overhead allocation was caused by a decline in total assets and lower bank operation overhead. The decline in bank operation overhead resulted from the December 1998 corporate restructuring and managements focus on expense reductions during the year ended December 31, 1999.

         The reduction in premium amortization reflected a decline in loan payoffs and curtailments due to the increasing interest rates environment during 1999.

COMMERCIAL BANKING

         Segment net income from Commercial Banking increased by 128% to $22.3 million. The increase resulted from an improvement in the net interest margin due to loan growth and the reduction in bank overhead discussed above. The increase in segment assets was primarily due to loan growth. The segment experienced improvement in the provision for loan losses based on improved charge-off and delinquency trends and in non-interest income due to loan extension and prepayment fees.

COMMUNITY BANKING

         Segment net loss from community banking increased by $6.6 million to $9.6 million. The primary reasons for the higher 1999 losses was significant increases in the provisions for loans losses for small business and indirect consumer loans. The increased charge-offs and deteriorating delinquency trends resulted in significant increases in the allowance for loan losses during 1999.

LEVITT CORPORATION

         Segment net income from Levitt's operations increased by 177% to $4.0 million. The significant increase in earnings resulted from additional gains on the sales of real estate during 1999 and increased equity in earnings from joint venture operations.

RYAN BECK

         Segment net income for the 1999 period was $2.3 million compared to segment net income of $686,000 during the six months ended December 31, 1998. The increased earnings for 1999 reflect an all-time record-size offering during 1999.

PARENT COMPANY

         Segment net loss declined by $335,000 from 1998. The reduction in the net loss resulted from higher interest income from a $10 million note from Ryan, Beck & Co., LLC that was originated during 1998 as well as an increase in non-interest income associated with write-downs of equity securities during 1998. These above reductions in the net loss were partially offset by higher interest expense due to interest capitalized on a real estate joint venture investment during 1998.

FINANCIAL CONDITION

         We consider the interest rate sensitivity, credit risk, liquidity risk, equity pricing risk, general economic conditions and our capital position in managing our financial condition.

         Our total assets at December 31, 2000 and 1999 were $4.6 billion and $4.2 billion, respectively. The increase in total assets primarily resulted from an increase in: investment securities and tax certificates, securities available for sale, loans and leases receivable, accrued interest receivable and trading securities. The above increases were partially offset by declines in deferred tax assets and other assets.

         The securities available for sale portfolio totaled $839 million at December 31, 2000 compared to $818 million at December 31, 1999. The increase primarily resulted from purchases of mortgage-backed securities during the fourth quarter of 2000.

         Investment securities and tax certificates at December 31, 2000 totaled $384 million compared to $113 million at December 31, 1999. The increase primarily resulted from the purchase of mortgage-backed securities classified as held to maturity and the expansion of our tax certificate operation. During 2000, we purchased $426 million of investment securities and tax certificates and received proceeds from redemptions and maturities of $155 million.

         Trading securities totaled $43.6 million at December 31, 2000 compared to $23.3 million at December 31, 1999. The increase reflects the implementation of new trading strategies during the fourth quarter of 2000 which resulted in increased positions in fixed income debt securities.

         Total loans and leases at December 31, 2000 were $2,854 million compared to $2,690 million at December 31, 1999. The growth in our loan portfolio reflected higher commercial loan balances due to originations and purchases partially offset by declining consumer and small business loan balances.

        Accrued interest receivable balances increased from the comparable 1999 period. The increase resulted from growth in the loan and tax certificate portfolios along with purchases of mortgage-backed securities held to maturity and the execution of swap contracts.

        Deferred tax assets balances declined from the comparable 1999 period. The decline primarily resulted from an increase in the deferred tax liability on unrealized appreciation on securities available for sale.

        Other assets declined from the comparable 1999 period. Other assets primarily consist of REO, deferred offering costs on debentures, prepaid expenses, dealer reserve associated with indirect consumer loans and receivables from Ryan Beck's clearing agent. The decline in other assets reflected lower receivables from Ryan Beck's clearing agent and a decline in indirect consumer loans dealer reserve due to loan repayments.

         Our total liabilities at December 31, 2000 and 1999 were $4.4 billion and $3.9 billion, respectively. The increase in total liabilities primarily resulted from an increase in: deposits, securities sold under agreements to repurchase and other short term borrowings and other liabilities. The above increases were partially offset by declines in advances from the FHLB and subordinated debentures, notes and bonds payable borrowings.

         Total deposits increased by 10% to $2,234 million at December 31, 2000 compared to $2,028 million at December 31, 1999. The increase in our deposits primarily resulted from growth in our insured money savings, interest free checking and certificate accounts partially offset by declines in our savings and checking accounts.

         During 2000, we implemented a strategy to increase the balances and maturities of our certificate accounts and to manage the associated interest rate risk. We issued $285 million of certificate accounts with maturities from one year to five years and executed interest rate swap contracts with the same maturities and notional amounts as the certificate accounts. These swaps were fair value hedges which converted the fixed rate certificate accounts to a short term LIBOR interest rate.

        Securities sold under agreements to repurchase and other short term borrowings increased by $240 million to $669 million at December 31, 2000 compared to $429 million at December 31, 1999. We use securities sold under agreements to repurchase and other short term borrowings to fund our earning assets and to manage our interest rate risk. The increase in short term borrowings was used to fund loan and securities growth not funded by deposits.

         FHLB advances decreased by $59 million to $1,039 million at December 31, 2000 compared to $1,098 million at December 31, 1999. FHLB advances were primarily used to fund the purchase of residential loans and secondarily to fund loan growth and securities purchases.

         Subordinated debentures and notes payable declined by $4 million to $224 million at December 31, 2000 from $228 million at December 31, 1999. The decline primarily resulted from lower convertible debentures and real estate notes payable balances partially offset by investment notes issued during 2000 and borrowings from unrelated financial institutions.

         Other liabilities totaled $126.9 million at December 31, 2000 compared to $65.3 million at December 31, 1999. The increase reflects higher ending and average balances in the following categories: current taxes payable, securities sold not yet purchased, Ryan Beck cash-based deferred compensation, teller checks, due from clearing agent and restructuring charge.

         Stockholders' equity at December 31, 2000 was $248.8 million compared to $235.9 at December 31, 1999. The increase was primarily attributed to $28.6 million of after tax appreciation of securities available for sale, net earnings of $24.7 million and issuance of $2.3 million of common stock from the exercise of stock options. Offsetting the above increases were reductions in stockholder's equity of $31.9 million associated with the retirement of the publicly held Class B Common Stock, $3.9 million of dividends, $4.4 million of stock repurchases and $3.2 million associated with Ryan Beck's cash-based deferred compensation awards program.

         The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 15 to the consolidated financial statements.

ASSET AND LIABILITY MANAGEMENT

         We originate commercial real estate loans, commercial business loans, international loans, small business loans, and consumer loans which generally have higher yields and shorter durations than residential real estate loans. In the past, we originated residential loans with both fixed and adjustable rates, however currently the majority of residential loans originated are CRA loans sold to correspondents. We also purchase both fixed and variable rate residential loans which are retained for portfolio. We also acquire mortgage-backed securities (including REMIC) and Treasury securities with intermediate terms. In previous years we did not emphasize certificates of deposit and sought to generate low cost transaction accounts as market opportunities allowed. However, during 1999 we were able to obtain brokered deposits at lower rates than in local markets. We also increased our participation in the State of Florida's public funds program because rates paid were lower than current certificate rates. During 2000, we refocused our efforts on obtaining transaction accounts and implemented hedging strategies creating synthetic floating rate callable CD's that replaced our brokered deposits. We also introduced new products to establish customer relationships and grow our transaction accounts.

MARKET RISK

         Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

INTEREST RATE RISK

         The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities change in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2000 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

         -        Loan portfolio,
         -        Debt securities available for sale,
         -        Investment securities,
         -        FHLB stock,
         -        Federal Funds sold,
         -        Deposits,
         -        Advances from FHLB,
         -        Securities sold under agreements to repurchase,
         -        Federal Funds purchased,
         -        Subordinated Debentures,
         -        Notes and bonds payable,
         -        Interest rate swaps,
         -        Forward contracts,
         -        Trust Preferred Securities, and
         -        Off-balance sheet loan commitments.

         The model calculates the net potential gains and losses in net portfolio fair value by:

         (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2000,
         (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and
         (iii)    the difference between the fair value calculated in (i) and
                  (ii) is the potential gains and losses in net portfolio fair values.

         Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. Our fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

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

Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the preceding table. These assumptions related to:

         -        Interest rates,
         -        Loan prepayment rates,
         -        Deposit decay rates,
         - Market values of certain assets under various interest rate scenarios, and
         -        Repricing of certain borrowings.

         The prepayment assumptions used in the model are:

         a)       Fixed rate mortgages                 11%
         b)       Fixed rate securities              9-22%
         c)       Tax certificates                     10%

Deposit runoff assumptions used in the model are as follows:

                                                                 WITHIN          1-3         3-5         OVER 5
                                                                 1 YEAR         YEARS       YEARS        YEARS
                                                                 ------         -----       -----        ------
Money fund savings accounts decay rates                            17%           17%         16%          14%
Insured money fund savings (excluding tiered savings) decay        79%           31%         31%          31%
NOW and savings accounts decay rates                               37%           32%         17%          17%

         Presented below is an analysis of the Company's interest rate risk at December 31, 2000. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                                        NET
                                                     PORTFOLIO
                                      CHANGES          VALUE          DOLLAR
                                      IN RATE          AMOUNT         CHANGE
                                      -------        ---------        ------
                                                (DOLLARS IN THOUSANDS)

                                      +200 bp        $227,531       $(114,665)
                                      +100 bp         314,642         (27,554)
                                         0            342,196               0
                                      -100 bp         349,869           7,673
                                      -200 bp         332,324          (9,872)

         It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

EQUITY PRICE RISK

         We maintain a portfolio of trading and available for sale securities which subjects us to equity pricing risks which would arise as the relative values of our equity securities changed in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 2000 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                                       AVAILABLE     SECURITIES
                       PERCENT           TRADING        FOR SALE      SOLD NOT
                      CHANGE IN         SECURITIES     SECURITIES       YET         DOLLAR
                      FAIR VALUE        FAIR VALUE     FAIR VALUE    PURCHASED      CHANGE
                      ----------        ----------     ----------    ---------      ------
                                             (DOLLARS IN THOUSANDS)

                          20 %          $52,268        $30,468       $14,430       $16,194
                          10 %           47,913         27,929        13,227         8,097
                           0 %           43,557         25,390        12,025             0
                         (10)%           39,201         22,851        10,823        (8,097)
                         (20)%           34,846         20,312         9,620       (16,194)

         Excluded from the above table is $23 million of investments in private companies for which no current market exists. the ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

         Ryan Beck is a market maker in equity securities which could result, from time to time in Ryan Beck holding securities during declining markets.

INTEREST RATE SENSITIVITY

         The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, as the relative spreads between our assets and our liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

         Our profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot assure you that we will be successful.

         Generally, as interest rates fall, loan prepayments accelerate. Prepayments in a declining interest rate environment reduce net interest income and adversely impact earnings due to accelerated amortization of loan premiums and the reinvestment of loan payoffs at lower rates than the loans that have been repaid. Significant loan prepayments in our purchased residential loan portfolio in the future could have an adverse effect on future earnings.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity are dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at December 31, 2000 associated with its subordinated debentures, Trust Preferred Securities, investment notes and financial institution borrowings was $23.6 million. The Company's estimated current annual dividends to common shareholders are $3.7 million. During 2000, the Company received $23.2 million of dividends from BankAtlantic. A declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. Certain covenants contained in a Levitt Corporation loan agreement prohibit it from paying dividends to BankAtlantic. For a further discussion on dividend restrictions see Note 10 and 15 to the consolidated financial statements.

         During the years ending December 31, 2002 and 2003 the Company has $54.8 million of investment notes and bank debt maturing along with a $7.7 million payment associated with its cash-based deferred compensation plan. Management can give no assurance that the Company will be able to fund or refinance the above obligations.

         On August 24, 2000, we closed on a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. Approximately $20 million was outstanding under this credit facility and we were in compliance with all loan covenants at December 31, 2000. Amounts outstanding accrue interest at prime minus 50 basis points and the note matures on May 23, 2003.

         In January 2000, we filed a registration statement for up to $150 million of our subordinated investment notes. We currently anticipate that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and we may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. At December 31, 2000 we issued $34.8 million of investments notes with interest rates between 10% to 11.75% and maturity dates between February 2002 and September 2002. We may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

         From time to time, we borrow funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

        In March 1997, we formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in our Junior Subordinated Debentures. In April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in identical principal amount of our 9.50% Junior Subordinated Debentures (the "Junior Subordinated Debentures") which bear interest at the same rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, we contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinate Debentures. BBC Capital's sole asset is $77.1 million in aggregate principal amount Junior Subordinated Debentures. Holders of the Trust Preferred Securities and the Common Securities will be entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each Security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities held by us. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

         On November 25, 1997, we issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into Class A common stock. The 5 5/8% Debentures are redeemable at any time on or after December 1, 2000 at our option, in whole or in part, at fixed redemption prices. During the year ended December 31, 2000, we purchased $53.8 million aggregate principal amount of our 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases. The outstanding balance of our 5 5/8% Debentures at December 31, 2000 was $46.1 million.

        The indentures for the 9% and 6 3/4% Debentures provide that the we cannot declare or pay dividends on, or purchase, redeem or acquire for value our capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution we retain cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. We are in compliance with this requirement.

         In connection with the acquisition of Ryan Beck in June 1998, we established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted Common Stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. We may at our option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by us in cash on the vesting date (June 28, 2002) except we can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the we elect to exercise our rights to defer 50% of the cash payment, we will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

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

         Regulations currently require that savings institutions maintain an average daily balance of liquid assets (cash and short-term United States Government and other specified securities) equal to 4% of net withdrawable accounts and borrowings payable in one year or less. BankAtlantic had a liquidity ratio of 9.05% under these regulations at December 31, 2000. Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $143.8 million, $131.3 million and $217.2 million at December 31, 2000, 1999 and 1998, respectively. BankAtlantic also entered into a 5 year forward commitment to purchase the remaining balance of government agency securities. The original principal balance of the portfolio was $225 million and 60% of the portfolio is estimated to payoff during the 5 year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2000, loan commitments were approximately 4.6% of loans receivable, net.

         BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; other borrowings; and capital transactions. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be exercised as an alternative source of borrowings, when and if needed. BankAtlantic has established $60.0 million lines of credit with other banks to purchase federal funds and has established a $166.9 million potential advance with the Federal Reserve Bank of Atlanta. See
Note 8 to the Consolidated Financial Statements for further details on lines of credit.

         A significant source of our liquidity is the repayments and maturities of loans, securities available for sale and mortgage-backed securities held to maturity. The table below presents the contractual principal repayments and maturity dates of our loan portfolio, securities available for sale and mortgage-backed securities held to maturity at December 31, 2000. The total amount of principal repayments on loans and securities available for sale contractually due after December 31, 2001 was $3.3 billion, of which $1.9 billion have fixed interest rates and $1.4 billion have floating or adjustable interest rates.

                                  OUTSTANDING
                                       ON
                                  DECEMBER 31,                        FOR THE PERIOD ENDING DECEMBER 31, (1)
                                  ------------  -------------------------------------------------------------------------------
(IN THOUSANDS)                        2000        2001       2002-2003     2004-2008    2009-2013     2014-2018        >2019
                                  ------------  --------     ---------     ---------    ---------     ---------      ----------

Commercial real estate              $  397,567  $108,422      $105,023      $152,002      $21,969      $  9,211      $      940
Residential real estate              1,316,062       284         3,448        16,551       29,947       204,204       1,061,628
Real estate construction               937,881   355,437       429,089       151,598          316         1,359              82
Consumer(2)                            220,370    10,127        53,175        33,348       27,916        95,606             198
Commercial business(5)                 375,660   247,999        87,217        40,416           28             0               0
                                    ----------  --------      --------      --------      -------      --------      ----------
  TOTAL LOANS(3)                    $3,247,540  $722,269      $677,952      $393,915      $80,176      $310,380      $1,062,848
                                    ==========  ========      ========      ========      =======      ========      ==========
TOTAL SECURITIES AVAILABLE
  FOR SALE(3)(4)                    $  839,010  $ 35,815      $    167      $ 12,022      $71,297      $307,771      $  411,938
                                    ==========  ========      ========      ========      =======      ========      ==========
TOTAL MORTGAGE-BACKED
  SECURITIES HELD TO                $  242,627  $      0      $      0      $      0      $     0      $      0      $  242,627
   MATURITY                         ==========  ========      ========      ========      =======      ========      ==========

(1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
(2)      Includes second mortgage loans.
(3)      Actual principal repayments may differ from information shown above.
(4) Includes in 2000 marketable equity securities available for sale of $25.4 million.
(5)      Includes due from foreign banks and lease financing.

        Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2000 were (in thousands):

                                            COMMERCIAL     REAL ESTATE
                                             BUSINESS      CONSTRUCTION   TOTAL
                                            ----------     ------------  --------
One year or less                             $283,639      $595,096      $878,735
Over one year, but less than five years        13,101        39,567        52,668
Over five years                                 4,331             0         4,331
                                             --------      --------      --------
                                             $301,071      $634,663      $935,734
                                             ========      ========      ========
DUE AFTER ONE YEAR:
Pre-determined interest rate                 $ 17,432      $ 39,567      $ 56,999
Floating or adjustable interest rate                0             0             0
                                             --------      --------      --------
                                             $ 17,432      $ 39,567      $ 56,999
                                             ========      ========      ========

Loan Concentration - BankAtlantic's geographic loan concentration at December 31, 2000 was:

         Florida               50%
         California             7%
         Northeast              9%
         Other                 34%
                              ---
         Total                100%
                              ===

         The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 2000. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

         BankAtlantic currently engages in real estate development and investment activities through the ownership of Levitt. There is no assurance that future sales of properties from real estate investments will be sufficient to fund operating expenses in future years. To the extent real estate sales are not adequate to cover operating expenses, it may be necessary to fund an operating deficit from other sources. While BankAtlantic is not obligated to repay any third party debt of Levitt under any circumstances, BankAtlantic has a significant investment in and advances to Levitt.


         A summary of our consolidated cash flows follows (in thousands):

                                               FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------
                                              2000          1999          1998
                                           ----------    ----------   ------------
Net cash provided (used) by:
 Operating activities                      $  102,894    $  (83,759)  $    168,016
 Investing activities                        (450,592)     (286,540)      (783,398)
 Financing activities                         344,008       359,859        633,418
                                           ----------    ----------   ------------
Increase (decrease) in cash and cash
  equivalents and due from banks           $   (3,690)   $  (10,440)  $     18,036
                                           ==========    ==========   ============

         Cash flows from operating activities increased during 2000 compared to 1999 due primarily to a decline in loans purchased or originated for resale and a significant increase in other liabilities. Cash flows from operating activities declined from 1999 compared to 1998 due to an increase in loans purchased and classified as held for sale and declines in amounts due from investors associated with exiting the MSB.

         Cash used by investing activities declined during 2000 compared to 1999 resulting primarily from lower proceeds from the sales of securities available for sale and higher proceeds from the redemption and maturity of investment securities and tax certificates.

         Cash used by investing activities increased during 1999 compared to 1998 due to lower loan funding for portfolio and lower loans purchased for portfolio as well as lower purchases of securities available for sale.

         Cash provided by financing activities declined slightly during 2000 compared to 1999. The decline primarily resulted from payments to retire our publicly held Class B Common Stock, net repayments of FHLB advances and other borrowings partially offset by an increase in net deposit balances.

         Cash provided by financing activities decreased during 1999 compared to 1998. The decrease primarily resulted from lower FHLB advances and deposit inflows. The declines were partially offset by increased securities sold under agreements to repurchase.

DIVIDENDS

         The Company intends to pay regular quarterly cash dividends on its common stock. The availability of funds for dividend payments depends upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - Restriction on Dividends and Other Capital Distributions."

         The indentures relating to the Company's 9% and 6 3/4% Debentures impose restrictions on the Company's ability to pay dividends to its common shareholders. See Note 10 to the consolidated financial statements for further details on dividend restrictions related to Debenture Indentures.

         Subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions, the Company will seek to declare regular quarterly cash dividends on its common stock.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
Independent Auditors' Report .......................................................................        F-3
Consolidated Statements of Financial Condition as of December 31, 2000 and 1999 ....................        F-4
Consolidated Statements of Operations for each of the years in the three year period ended
   December 31, 2000 ...............................................................................        F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years
   in the three year period ended December 31, 2000 ................................................        F-7
Consolidated Statements of Cash Flows for each of the years in the three year period ended
   December 31, 2000 ...............................................................................       F-10
Notes to Consolidated Financial Statements .........................................................       F-13

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
BankAtlantic Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP

Fort Lauderdale, Florida
January 25, 2001

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                               DECEMBER 31,
                                                                                                       --------------------------
(In thousands, except share data)                                                                          2000          1999
                                                                                                       -----------    -----------
ASSETS
Cash and due from depository institutions ..........................................................   $    85,109    $    90,070
Securities purchased under resell agreements (See Note 3) ..........................................         1,584            313
Investment securities and tax certificates (approximate fair value: $387,971
  and $113,000) (See Note 3) .......................................................................       383,619        113,000
Loans receivable, net (See Note 4, 8) ..............................................................     2,853,804      2,689,708
Securities available for sale (at fair value) (See Note 3) .........................................       839,010        818,308
Trading securities (at fair value) (See Note 3) ....................................................        43,557         23,311
Accrued interest receivable (See Note 4) ...........................................................        44,046         30,594
Real estate held for development and sale and joint ventures (See Note 21) .........................       147,755        149,964
Office properties and equipment, net (See Note 6) ..................................................        59,850         55,473
Federal Home Loan Bank stock, at cost which approximates fair value (See Note 8, 14) ...............        51,940         56,410
Deferred tax asset, net (See Note 12) ..............................................................        25,973         41,487
Cost over fair value of net assets acquired, net (See Note 20) .....................................        49,882         53,553
Other assets (See Note 4, 10, 13) ..................................................................        31,171         37,710
                                                                                                       -----------    -----------
         Total assets ..............................................................................   $ 4,617,300    $ 4,159,901
                                                                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (See Note 7) ..............................................................................   $ 2,234,485    $ 2,027,892
Advances from FHLB (See Note 8) ....................................................................     1,038,801      1,098,186
Securities sold under agreements to repurchase  (See Note 9) .......................................       659,502        423,223
Federal funds purchased (See Note 8) ...............................................................         9,700          5,900
Subordinated debentures, notes and bonds payable  (See Note 10) ....................................       224,358        228,773
Guaranteed preferred beneficial interests in Company's Junior Subordinated
  Debentures (See Note 10) .........................................................................        74,750         74,750
Other liabilities (See Note 3, 4, 5, 11) ...........................................................       126,883         65,291
                                                                                                       -----------    -----------
         Total liabilities .........................................................................     4,368,479      3,924,015
                                                                                                       -----------    -----------
Commitments and contingencies (See Note 14)

Stockholders' equity:  (Note 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding .........             0              0
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 31,704,365 and 32,418,470 shares .........................................           317            324
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 1 and 2 shares ...........................................................             0              0
Additional paid-in capital .........................................................................       103,794        145,501
Unearned compensation - restricted stock grants ....................................................          (391)        (5,633)
Retained earnings ..................................................................................       143,471        122,639
                                                                                                       -----------    -----------
Total stockholders' equity before accumulated other comprehensive income (loss) ....................       247,191        262,831
Accumulated other comprehensive income (loss) ......................................................         1,630        (26,945)
                                                                                                       -----------    -----------
         Total stockholders' equity ................................................................       248,821        235,886
                                                                                                       -----------    -----------
         Total liabilities and stockholders' equity ................................................   $ 4,617,300    $ 4,159,901
                                                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------------
INTEREST INCOME:                                                                            2000         1999           1998
                                                                                         ---------     ---------     ---------
Interest and fees on loans and leases ...............................................    $ 246,381     $ 219,705     $ 209,156
Interest and dividends on securities available for sale .............................       50,799        52,306        34,924
Interest and dividends on other investment and trading securities ...................       30,711        13,926        10,058
                                                                                         ---------     ---------     ---------
        Total interest income .......................................................      327,891       285,937       254,138
                                                                                         ---------     ---------     ---------
INTEREST EXPENSE:
Interest on deposits (See Note 7) ...................................................       91,723        76,875        66,714
Interest on advances from FHLB ......................................................       61,331        54,242        52,763
Interest on securities sold under agreements to repurchase and federal
  funds purchased ...................................................................       34,617        18,329        13,767
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures ...........................................................       28,828        19,915        19,643
Capitalized interest on real estate developments and joint ventures .................       (6,487)         (690)       (1,034)
                                                                                         ---------     ---------     ---------
        Total interest expense ......................................................      210,012       168,671       151,853
                                                                                         ---------     ---------     ---------
NET INTEREST INCOME .................................................................      117,879       117,266       102,285
Provision for loan losses (See Note 4) ..............................................       29,132        30,658        21,788
                                                                                         ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .................................       88,747        86,608        80,497
                                                                                         ---------     ---------     ---------
NON-INTEREST INCOME:
Investment banking income (See Note 3) ..............................................       51,101        49,938        16,894
Gains on sales of real estate developed for sale (See Note 21) ......................       22,076         9,061         6,055
Transaction fees ....................................................................       13,666        14,172        12,589
ATM fees ............................................................................       10,881         9,945         6,650
Loan late fees and other loan income ................................................        4,144         5,122         4,299
Gains on trading securities and securities available for sale, net (See Note 3) .....        2,226         1,928         1,207
Gains (losses) on sales of loans held for sale, net (See Note 4) ....................         (528)        1,703         4,104
Other ...............................................................................       12,598         8,200         5,082
                                                                                         ---------     ---------     ---------
        Total non-interest income ...................................................      116,164       100,069        56,880
                                                                                         ---------     ---------     ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits (See Note 11,13) .................................       90,927        74,995        57,506
Occupancy and equipment .............................................................       27,254        24,422        21,444
Advertising and promotion ...........................................................        8,219         4,025         5,749
Amortization of cost over fair value of net assets acquired .........................        4,081         4,001         3,311
Restructuring charge and impairment write-downs (See Note 5) ........................        2,656             0         2,565
Other ...............................................................................       44,070        32,336        30,090
                                                                                         ---------     ---------     ---------
        Total non-interest expense ..................................................      177,207       139,779       120,665
                                                                                         ---------     ---------     ---------
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND
  EXTRAORDINARY ITEMS ...............................................................       27,704        46,898        16,712
Provision for income taxes (See Note 12) ............................................       11,607        18,106         6,526
                                                                                         ---------     ---------     ---------
Income from continuing operations ...................................................       16,097        28,792        10,186
Income (loss) from discontinued mortgage servicing business
  (less applicable income taxes (benefit) of $361, $1,269
  and ($11,101)) (See Note 5) .......................................................          669         2,077       (18,220)
                                                                                         ---------     ---------     ---------
Income (loss)  before extraordinary items ...........................................       16,766        30,869        (8,034)
Extraordinary items (less applicable income taxes of $4,280) (See Note 10) ..........        7,948             0             0
                                                                                         ---------     ---------     ---------
NET INCOME (LOSS) ...................................................................    $  24,714     $  30,869     $  (8,034)
                                                                                         =========     =========     =========

                                                                     (Continued)

                  See Notes to Consolidated Financial Statement

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(In thousands, except share and per share data)                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  2000          1999          1998
                                                                               ----------    ----------    ----------
CLASS A COMMON SHARES  (See Note 2)
Basic earnings per share from continuing operations .......................    $     0.42    $     0.72    $     0.26
Basic earnings (loss) per share from discontinued operations ..............          0.02          0.05         (0.47)
Basic earnings per share from extraordinary items .........................          0.20          0.00          0.00
                                                                               ----------    ----------    ----------
Basic earnings (loss) per share ...........................................    $     0.64    $     0.77    $    (0.21)
                                                                               ==========    ==========    ==========

Diluted earnings per share from continuing operations .....................    $     0.38    $     0.59    $     0.25
Diluted earnings (loss) per share from discontinued operations ............          0.01          0.03         (0.45)
Diluted earnings per share from extraordinary items .......................          0.15          0.00          0.00
                                                                               ----------    ----------    ----------
Diluted earnings (loss) per share .........................................    $     0.54    $     0.62    $    (0.20)
                                                                               ==========    ==========    ==========

Basic weighted average number of common shares outstanding ................    31,560,093    30,776,168    29,358,740
                                                                               ==========    ==========    ==========
Diluted weighted average number of common and common
  equivalent shares outstanding ...........................................    47,126,250    48,856,323    30,083,955
                                                                               ==========    ==========    ==========

CLASS B COMMON SHARES  (See Note 2)
Basic earnings per share from continuing operations .......................    $ 1,804.04    $ 3,202.46    $ 1,204.10
Basic earnings (loss) per share from discontinued operations ..............         75.74        229.26     (2,076.64)
Basic earnings per share from extraordinary items .........................        907.14          0.00          0.00
                                                                               ----------    ----------    ----------
Basic earnings (loss) per share ...........................................    $ 2,786.92    $ 3,431.72    $  (872.54)
                                                                               ==========    ==========    ==========

Diluted earnings per share from continuing operations .....................    $ 1,782.98    $ 2,757.24    $ 1,131.41
Diluted earnings (loss) per share from discontinued operations ............         53.82        156.43     (1,991.35)
Diluted earnings per share from extraordinary items .......................        644.57          0.00          0.00
                                                                               ----------    ----------    ----------
Diluted earnings (loss) per share .........................................    $ 2,481.37    $ 2,913.67    $  (859.94)
                                                                               ==========    ==========    ==========

Basic weighted average number of common shares outstanding ................          1.65          2.12          2.15
                                                                               ==========    ==========    ==========
Diluted weighted average number of common and common
  equivalent shares outstanding ...........................................          1.71          2.26          2.36
                                                                               ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                                                    UNEARNED   ACCUMUL-
                                                                                                     COMPEN-    ATED
                                                                              ADDI-                  SATION-    OTHER
                                                           COMPRE-           TIONAL                RESTRICTED  COMPRE-
                                                           HENSIVE   COMMON  PAID-IN    RETAINED     STOCK     HENSIVE
(IN THOUSANDS)                                             INCOME    STOCK   CAPITAL    EARNINGS     GRANTS    INCOME     TOTAL
                                                          ---------  ------ ---------   ---------  ---------- --------   -------
BALANCE, DECEMBER 31, 1997 ............................              $215   $  98,582     107,650   $      0   $  724    $207,171

Net loss ..............................................   $ (8,034)     0           0      (8,034)         0        0      (8,034)
Other comprehensive income, net of income tax:
   Unrealized gains on securities available for sale...      3,705
   Reclassification adjustment for gains included
     in net loss (less income tax provision of $504)...       (803)
                                                          --------
Other comprehensive income ............................      2,902
                                                          --------
Comprehensive loss ....................................   $ (5,132)
                                                          ========
Dividends on Class A common stock .....................                 0           0      (2,773)         0        0      (2,773)
Dividends on Class B common stock .....................                 0           0      (1,025)         0        0      (1,025)
Exercise of Class A common stock options ..............                 0         200           0          0        0         200
Exercise of Class B common stock options ..............                 4       1,380           0          0        0       1,384
Tax effect relating to the exercise of stock options ..                 0         709           0          0        0         709
Purchase and retirement of Class B common stock .......                (7)    (10,853)          0          0        0     (10,860)
Issuance of Class A common stock for acquisitions .....                39      41,823           0          0        0      41,862
Issuance of Class A restricted stock ..................                 1         583           0          0        0         584
Issuance of Class A common stock options
  upon acquisition of RBCO ............................                 0       1,582           0          0        0       1,582
Issuance of Class A common stock upon
  conversion of subordinated debentures, net ..........                 9       5,720           0          0        0       5,729
Unearned compensation - restricted stock grants .......                 7       8,064           0     (8,071)       0           0
Amortization of unearned compensation - restricted
   stock grants .......................................                 0           0           0      1,009        0       1,009
Net change in unrealized appreciation on securities
  available for sale-net of deferred income taxes .....                 0           0           0          0    2,902       2,902
                                                                     ----   ---------   ---------   --------   ------    --------
BALANCE, DECEMBER 31, 1998 ............................              $268   $ 147,790      95,818   $ (7,062)  $3,626    $240,440
                                                                     ====   =========   =========   ========   ======    ========

         The components of other comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                                                    UNEARNED   ACCUMUL-
                                                                                                     COMPEN-    ATED
                                                                              ADDI-                 SATION-    OTHER
                                                           COMPRE-           TIONAL                RESTRICTED  COMPRE-
                                                           HENSIVE   COMMON  PAID-IN    RETAINED     STOCK     HENSIVE
(IN THOUSANDS)                                             INCOME    STOCK   CAPITAL    EARNINGS     GRANTS     INCOME     TOTAL
                                                          ---------  ------ ---------   ---------  ----------  --------  --------
BALANCE, DECEMBER 31, 1998 .............................             $268   $ 147,790      95,818   $ (7,062)  $  3,626  $240,440

Net income .............................................  $ 30,869      0           0      30,869          0          0    30,869
Other comprehensive income, net of income tax:
   Unrealized losses on securities available for sale...   (29,866)
   Reclassification adjustment for gains
     included in net income (less income tax
     provision of $468) ................................      (705)
                                                          --------
Other comprehensive loss ...............................   (30,571)
                                                          --------
Comprehensive income ...................................  $    298
                                                          ========
Dividends on Class A common stock ......................                0           0      (3,010)         0          0    (3,010)
Dividends on Class B common stock ......................                0           0        (984)         0          0      (984)
Exercise of Class A common stock options ...............                0         262           0          0          0       262
Exercise of Class B common stock options ...............                1         410           0          0          0       411
Tax effect relating to the exercise of stock options ...                0         141           0          0          0       141
Purchase and retirement of Class A common stock ........              (10)     (8,384)          0          0          0    (8,394)
Purchase and retirement of Class B common stock ........               (2)     (1,562)          0          0          0    (1,564)
Fair value of stock options granted to nonemployees ....                0          69           0          0          0        69
Issuance of Class A restricted stock for acquisition ...                2       1,082           0          0          0     1,084
Issuance of Class A common stock for
  investment securities ................................               10       4,990           0          0          0     5,000
Issuance of Class A common stock upon
  conversion of subordinated debentures, net ...........                0          30           0          0          0        30
Forfeited Class A restricted common stock ..............                0         (89)          0         89                    0
Unearned compensation - restricted stock grants ........                1         762           0       (763)         0         0
Amortization of unearned compensation - restricted
   stock grants ........................................                0           0           0      2,103          0     2,103
Stock dividend August 1999 .............................               54           0         (54)         0          0         0
Net change in unrealized appreciation on
  securities available for sale-net of deferred
  income taxes .........................................                0           0           0          0    (30,571)  (30,571)
                                                                     ----   ---------   ---------   --------   --------  --------
BALANCE, DECEMBER 31, 1999 ............................ .            $324   $ 145,501     122,639   $ (5,633)  $(26,945) $235,886
                                                                     ====   =========   =========   ========   ========  ========

         The components of other comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2000

                                                                                                    UNEARNED   ACCUMUL-
                                                                                                     COMPEN-    ATED
                                                                              ADDI-                 SATION-    OTHER
                                                           COMPRE-           TIONAL                RESTRICTED  COMPRE-
                                                           HENSIVE   COMMON  PAID-IN    RETAINED     STOCK     HENSIVE
(IN THOUSANDS)                                             INCOME    STOCK   CAPITAL    EARNINGS     GRANTS     INCOME     TOTAL
                                                          ---------  ------ ---------   ---------  ----------  --------  --------
BALANCE, DECEMBER 31, 1999 ............................              $324   $ 145,501   $ 122,639    $(5,633)  $(26,945) $235,886

Net income ............................................   $ 24,714      0           0      24,714          0          0    24,714
Other comprehensive income, net of income tax:
   Unrealized gains on securities available for sale...     29,873
   Reclassification adjustment for gains
     included in net income (less income tax
     provision of $714) ...............................     (1,298)
                                                          --------
Other comprehensive income ............................     28,575
                                                          --------
Comprehensive income ..................................   $ 53,289
                                                          ========
Dividends on Class A common stock .....................                 0           0      (3,204)         0          0    (3,204)
Dividends on Class B common stock .....................                 0           0        (678)         0          0      (678)
Exercise of Class A common stock options ..............                 0          37           0          0          0        37
Exercise of Class B common stock options ..............                 6       2,126           0          0          0     2,132
Tax effect relating to the exercise of stock options...                 0         100           0          0          0       100
Purchase and retirement of Class B common stock .......                (6)     (4,357)          0          0          0    (4,363)
Retirement of publicly traded Class B common
     stock pursuant to corporate transaction ..........                 0     (33,243)          0          0          0   (33,243)
Compensation in connection with corporate
  corporate transaction ...............................                 0       1,320           0          0          0     1,320
Issuance of Class A common stock upon
  conversion of subordinated debentures, net ..........                 0          34           0          0          0        34
Forfeited Class A restricted common stock .............                 0        (123)          0        103          0       (20)
Exchange of Class A restricted Common Stock for
  participation in deferred compensation plan .........                (7)     (7,779)          0      4,599          0    (3,187)
Amortization of unearned compensation -- restricted
  stock grants ........................................                 0           0           0        540          0       540
Issuance of Class A restricted Common Stock
   for acquisitions ...................................                 0         178           0          0          0       178
Net change in unrealized appreciation on securities
  available for sale-net of deferred income taxes .....                 0           0           0          0     28,575    28,575
                                                                     ----   ---------   ---------   --------   --------  --------
BALANCE, DECEMBER 31, 2000 ............................              $317   $ 103,794   $ 143,471    $  (391)  $  1,630  $248,821
                                                                     ====   =========   =========   ========   ========  ========

         The components of other comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------------
(In thousands)                                                                             2000          1999           1998
                                                                                         ---------     ---------     ---------
OPERATING ACTIVITIES:
Income from continuing operations ...................................................    $  16,097     $  28,792     $  10,186
Income (loss) from discontinued operations ..........................................          669         2,077       (18,220)
Income from extraordinary items .....................................................        7,948             0             0
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
Provision for credit losses (1) .....................................................       30,166        31,426        23,137
Change in real estate inventory .....................................................       (1,270)       (1,040)       (7,694)
Loans held for sale activity, net ...................................................      (34,747)     (247,491)     (161,315)
Gains from  securities activities, net ..............................................       (2,226)       (1,928)       (1,207)
Gains on sales of mortgage servicing rights .........................................            0             0        (2,611)
(Gains) losses on sales of property and equipment, net ..............................         (874)       (2,005)           11
Depreciation, amortization and accretion, net .......................................        5,051        10,854        13,157
Amortization of mortgage servicing rights ...........................................            0         2,656        18,977
Restructuring charges and impairment write-downs ....................................        2,656             0         2,565
Provision for disposal of mortgage servicing business ...............................            0             0        10,000
Provision for valuation of mortgage servicing rights ................................            0            18        10,690
Provision (benefit) for deferred income taxes .......................................       (2,488)        5,940       (18,263)
Proceeds from sales of loans classified as held for sale ............................       50,109       127,592       283,138
Trading activities, net .............................................................      (20,246)        6,612         4,570
Increase in accrued interest receivable .............................................      (13,452)       (2,823)       (5,147)
Amortization of cost over fair value of net assets acquired .........................        4,081         4,001         3,311
Compensation in connection with corporate transaction ...............................        1,320             0             0
(Increase) decrease in other assets .................................................        5,324        (7,334)       (9,456)
Pension curtailment gain, net .......................................................            0             0        (3,128)
Increase (decrease) in other liabilities ............................................       55,917       (40,297)       15,238
Equity in joint venture (earnings) losses ...........................................       (1,141)         (809)           77
                                                                                         ---------     ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ....................................      102,894       (83,759)      168,016
                                                                                         ---------     ---------     ---------

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------------------
(In thousands)                                                                         2000            1999            1998
                                                                                    -----------     -----------     -----------
INVESTING ACTIVITIES:
Purchase of investment securities and tax certificates .........................       (426,177)       (123,482)        (53,214)
Proceeds from redemption and maturity of investment securities
  and tax certificates .........................................................        155,256          72,315          58,297
Purchase of securities available for sale ......................................       (152,162)       (727,663)       (916,445)
Proceeds from sales and maturities of securities available for sale ............        259,867         499,733         930,598
Purchases and net originations of loans and leases .............................       (291,500)        (13,221)       (711,443)
Proceeds from sales of real estate owned .......................................          5,053          11,721           6,774
Net additions to office property and equipment .................................        (11,374)         (5,936)         (9,994)
Proceeds from sales of properties and equipment ................................          1,577           3,456               0
Investments and repayments (advances) to joint ventures ........................          4,620         (18,166)        (38,339)
Purchases of FHLB stock net of redemptions .....................................          4,470          (4,180)        (17,343)
Proceeds from sales of mortgage servicing rights ...............................              0          32,650          31,454
Mortgage servicing rights purchased and originated .............................              0            (897)        (64,176)
Acquisitions, net of cash acquired .............................................           (222)        (12,870)            433
                                                                                    -----------     -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES ..........................................       (450,592)       (286,540)       (783,398)
                                                                                    -----------     -----------     -----------
FINANCING ACTIVITIES:
Net increase in deposits .......................................................        206,593         106,580         162,039
Proceeds from FHLB advances ....................................................      1,359,004         644,000       1,727,000
Repayments of FHLB advances ....................................................     (1,418,389)       (590,386)     (1,380,135)
Net increase (decrease) in federal funds purchased .............................          3,800         (12,600)         16,000
Proceeds from notes and bonds payable ..........................................        113,586           5,085           4,135
Repayment of notes and bonds payable ...........................................        (64,071)         (4,751)         (9,051)
Retirement of subordinated debentures ..........................................        (53,896)              0               0
Payments to acquire and retire publicly held Class B Common Stock ..............        (33,243)              0               0
Net increase (decrease) in securities sold under agreements to repurchase ......        236,279         261,130         103,377
Issuance of stock options to nonemployees ......................................              0              69               0
Payment to acquire and retire common stock .....................................         (4,363)         (9,958)        (10,860)
Issuance of common stock upon exercise of stock options ........................          2,169             673           1,584
(Decrease) increase in advances by borrowers for taxes and insurance, net ......            563         (36,048)         22,949
Common stock dividends paid ....................................................         (4,024)         (3,935)         (3,620)
                                                                                    -----------     -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................        344,008         359,859         633,418
                                                                                    -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents ...............................         (3,690)        (10,440)         18,036
Cash and cash equivalents at the beginning of period ...........................         90,383         100,823          82,787
                                                                                    -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................    $    86,693     $    90,383     $   100,823
                                                                                    ===========     ===========     ===========

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                        ------------------------------------
(In thousands)                                                                            2000          1999          1998
                                                                                        ---------     ---------    ---------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings and deposits ...........................................    $ 214,742     $ 165,025    $ 149,375
Income taxes paid ..................................................................        2,466        18,500        9,372
Issuance of Class A common stock upon conversion of subordinated
  debentures .......................................................................           34            30        5,729
Issuance of Class A common stock upon acquisitions .................................          178         1,084       41,862
Issuance of Class A common stock upon purchase of investment securities ............            0         5,000            0
Issuance of Class A common stock options upon acquisition of RBCO ..................            0             0        1,582
Issuance of Class A restricted stock ...............................................            0           763          584
Increase in real estate held for development and sale resulting from St. Lucie
  West Holding Company ("SLWHC") purchase accounting adjustments ...................            0             0        1,502
Decrease in other assets resulting from SLWHC purchase accounting
  adjustment .......................................................................            0             0       (1,502)
Net change in proceeds receivable from sales of mortgage servicing rights ..........            0         7,528        7,639
Loans to joint ventures transferred to loans receivable ............................            0        20,758            0
Proceeds from the sale of servicing offset by escrow reductions ....................            0        23,703            0
Increase in real estate held for development and sale resulting from roadway
  improvement development bond .....................................................            0         5,949            0
Reduction in stockholders' equity from the retirement of restricted stock ..........       (3,187)            0            0
Increase in other liabilities from the retirement of restricted stock ..............        3,187             0            0

(1) Provision for credit losses represents provision for loan losses, REO and tax certificates.

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company", "BBC") is a unitary savings bank holding company. The Company's principal assets include BankAtlantic, FSB ("BankAtlantic") and its subsidiaries and Ryan Beck & Co., LLC ("RBCO"), an investment banking firm and its wholly owned subsidiaries. Levitt Corporation ("Levitt") is a subsidiary of BankAtlantic. The Company acquired RBCO on June 30, 1998. As a consequence, the Company's consolidated financial statements only reflect RBCO activity from June 30, 1998.

         During 1997 BankAtlantic, through Levitt Corporation (formerly known as BankAtlantic Development Corporation ("Levitt"), acquired St. Lucie West Holding Company ("SLWHC"). SLWHC is the developer of a master planned community located in Port St. Lucie, Florida. Additionally, on December 28, 1999 Levitt acquired Levitt and Sons and subsidiaries. Levitt and Sons, headquartered in Boca Raton, Florida, is a developer of active adult communities. For financial statement presentation, the acquisition of Levitt and Sons was effective December 31, 1999. As a consequence, Levitt and Sons assets and liabilities were included in the Company's Statement of Financial Condition at December 31, 1999 but its operations were excluded from the Company's Statement of Operations for the year ended December 31, 1999.

         In August 2000, the Company's shareholders approved a corporate transaction in which each share of Class B Common Stock was converted into
 .0000002051 of a share of Class B Common Stock of the Company as the surviving corporation in the transaction which was structured as a merger. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held Class B Common Stock, leaving BFC Financial Corporation the sole holder of the Company's Class B Common Stock. All per share amounts have been restated to reflect the corporate transaction.

         At December 31, 2000, BFC Financial Corporation ("BFC") owned 100% of the Company's voting common stock and 36% of the Company's total common stock.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and the valuation of real estate held for development. In connection with the determination of the allowances for loan losses, real estate owned and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.

         Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2000.

         CONSOLIDATION POLICY -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned joint ventures. Less than majority owned joint ventures are accounted for under the equity method of accounting. The Company's non-consolidated ownership interest in these joint ventures range from 40% to 50%. All inter-company transactions and balances have been eliminated.

         CASH EQUIVALENTS -- Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods and securities purchased under resell agreements are settled in less than 30 days.

          SECURITIES -- Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Securities that are bought and held principally for the purpose of resale in the near term are classified as trading instruments and are stated at fair value. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after tax basis. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Marketable equity securities, which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after- tax basis. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost which approximates fair value.

         TAX CERTIFICATES -- Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

         LOANS AND LEASES - Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

         ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses is available to absorb management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's assigning individual loans risk grades. Once an individual loan is found to be impaired, a specific reserve is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio and losses can be predicted based on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups with common characteristics, such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, risk grades and credit scores.

         Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economy of the geographical areas in which BankAtlantic holds loans.

         NON-PERFORMING LOANS AND LEASES -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan or lease is generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or the borrower's entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90 day past due loans on non-accrual may be made if there exists an abundance of collateral. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

         Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

         ALLOWANCE FOR TAX CERTIFICATE LOSSES - This allowance represents the amount which management believes is sufficient to provide for future losses that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time interest ceases to be accrued.

         LOANS HELD FOR SALE -- Such loans are reported at the lower of cost or estimated aggregate fair value, based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         REAL ESTATE OWNED ("REO") -- BankAtlantic's REO is recorded at the lower of the loan balance, plus acquisition costs, or fair value, less estimated disposition costs. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt are not accounted for as REO.

         INVESTMENT BANKING ACTIVITIES - Includes investment banking revenues, principal transactions and commissions. RBCO securities transactions are recorded on a trade date basis. RBCO selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased are valued at fair value, which results in unrealized gains and losses being reflected in operations.

         LOAN SERVICING FEES -- BankAtlantic serviced mortgage loans for its own account and for investors. The Company in December 1998 decided to exit the mortgage servicing business ("MSB"). Accordingly, results of operations of the MSB were presented as "Discontinued Operations" in the Consolidated Statements of Operations for all periods presented. Mortgage loans serviced for investors are not included in the accompanying Consolidated Statements of Financial Condition. Loan servicing fees were based on a stipulated percentage of the outstanding loan principal balances being serviced and recognized as income when related loan payments from mortgagors were collected. Loan servicing costs were charged to expense as incurred.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE -- Includes land, land development costs, and other construction costs and are stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

         Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various parcels or housing units within the respective area based upon the most practicable methods, including specific identification and allocation based upon the relative sales value method or acreage methods.

         Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory components during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

         Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles for real estate transactions.

         Title and mortgage operations include agency and other fees received for the processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

         INVESTMENTS IN JOINT VENTURES -- The Company accounts for its general partnership interests in its joint ventures in which it has a 50% or less ownership interest using the equity method of accounting. Under the equity method, the Company's initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize its share of the joint venture's earnings or losses. Distributions received from joint ventures reduce the carrying amount of the investment. All intercompany profits and losses are eliminated until realized through third party transactions. Interest is capitalized on real estate joint ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

         Profit or loss on real estate sold including REO, joint ventures and real estate held for development and sale is recognized in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." Any estimated loss is recognized in the period in which it becomes apparent.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS
- Cost over fair value of assets acquired and other intangible assets are being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years.

         ADVERTISING -- Advertising expenditures are expensed as incurred.

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

         DERIVATIVE INSTRUMENTS -- During the year ended December 31, 2000 the Company entered into various interest rate swap contracts. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a variable interest rate and to hedge the variability in expected cash flows of money market deposit accounts. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense. The Company has also utilized forward delivery contracts to purchase mortgage-backed securities. The forward contracts were carried at fair value with unrealized gains recognized in gains on trading securities in the Statement of Operations.

          During the two years ended December 31, 1999 the Company did not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" other than fixed rate loan commitments.

         COMMON STOCK -- The Company has two classes of common stock: Class A non-voting common stock and Class B voting common stock. The Class A common stock and the Class B common stock have substantially identical terms except that (i) the Class B common stock is entitled to vote while the Class A common stock has no voting rights other than those which may be required by Florida law and (ii) the Class A common stock is entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B common stock.

         EARNINGS PER COMMON SHARE -- The Company is required to use the two-class method to report its earnings per share. Under the "two class method," net income available to common shareholders is allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. Because the allocation percentage for each class differs for basic and diluted EPS purposes, allocated undistributed earnings differs for such calculations. Outstanding shares during the periods were retroactively restated for stock

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



splits, and stock dividends. As a consequence of the corporate transaction, the Class B common stock is entitled to a distribution equal and identical to the distribution on 4,876,124 shares of Class A common stock. The 110% dividend preference to Class A shareholders was not effected by the transaction. Class A common stock earnings per share was not impacted by the transaction and earnings per share and outstanding shares of Class B common stock during all periods were retroactively restated to reflect the transaction.

         Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, convertible securities or warrants to issue common shares were exercised. In calculating diluted income per share, interest expense net of taxes on convertible securities is added back to net income, with the resulting amount divided by the weighted average number of dilutive common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive.

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

         The Company implemented FAS 133, as amended by FAS 137 and 138 as of January 1, 2001. The Statement required the Company to mark its derivative securities to market. FAS 133 did not have a material impact on the Statement of Operations or the Statement of Financial Condition.

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

         FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management believes that the implementation of FAS 140 will not have a material impact on the Statement of Operations or the Statement of Financial Conditions.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.   EARNINGS PER SHARE

The following reconciles the numerators and denominators of the basic and diluted earnings per share. The basic and diluted Class B weighted average shares were restated to reflect the corporate transaction whereby each weighted average share of Class B Common Stock before the corporate transaction was converted into .0000002051 share of Class B Common Stock.


                                                                               DECEMBER 31,                     DECEMBER 31,
(In thousands, except per share data and percentages)                             2000                              1999
                                                                ---------------------------------------   --------------------------
                                                                  CLASS A        CLASS B        TOTAL       CLASS A       CLASS B
                                                                -----------     ---------      --------   -----------    ---------
BASIC NUMERATOR
Actual dividends declared ..................................    $     3,204     $     678      $  3,882   $     3,010    $     984
Basic allocated undistributed earnings from continuing
  operations ...............................................          9,921         2,294        12,215        19,006        5,792
                                                                -----------     ---------      --------   -----------    ---------
Income from continuing operations ..........................         13,125         2,972        16,097        22,016        6,776
Income (loss) from discontinued operations .................            543           126           669         1,592          485
Income (loss) from extraordinary items .....................          6,455         1,493         7,948             0            0
                                                                -----------     ---------      ---------  -----------    ---------

Net income (loss) ..........................................    $    20,123     $   4,591      $ 24,714   $    23,608    $   7,261
                                                                ===========     =========      ========   ===========    =========
BASIC DENOMINATOR
Weighted average shares outstanding ........................     31,560,093          1.65                  30,776,168         2.12
                                                                ===========     =========                 ===========    =========
Allocation percentage ......................................          81.22%        18.78%                      76.64%       23.36%
                                                                ===========     =========                 ===========    =========
Basic earnings per share from continuing operations ........    $      0.42     $1,804.04                 $      0.72    $3,202.46
Basic earnings (loss) per share from discontinued
  operations ...............................................           0.02         75.74                        0.05       229.26
Basic earnings per share from extraordinary items ..........           0.20        907.14                        0.00         0.00
                                                                -----------     ---------                 -----------    ---------
Basic earnings (loss) per share ............................    $      0.64     $2,786.92                 $      0.77     3,431.72
                                                                ===========     =========                 ===========    =========
DILUTED NUMERATOR
Actual dividends declared ..................................    $     3,204     $     678         3,882   $     3,010    $     984
                                                                -----------     ---------      --------   -----------    ---------
Basic allocated undistributed earnings from continuing
  operations ...............................................          9,921         2,294        12,215        19,006        5,792
Reallocation of basic undistributed earnings due to
  change in allocation percentage ..........................            605          (605)            0         1,581       (1,581)
                                                                -----------     ---------      --------   ------------   ---------
Diluted allocated undistributed earnings from continuing
  operations ...............................................         10,526         1,689        12,215        20,587        4,211
Interest expense on convertible debt .......................          4,219           677         4,896         4,998        1,022
                                                                -----------     ---------      --------   ------------   ---------
Dilutive net income from continuing operations .............         17,949         3,044        20,993        28,595        6,217
Dilutive net income (loss) from discontinued operations ....            576            93           669         1,724          353
Dilutive net income from extraordinary items ...............          6,849         1,099         7,948             0            0
                                                                -----------     ---------      --------   -----------    ---------
Net income (loss) ..........................................    $    25,374     $   4,236        29,610   $    30,319    $   6,570
                                                                ===========     =========      ========   ===========    =========
DILUTED DENOMINATOR
Basic weighted average shares outstanding ..................     31,560,093          1.65                  30,776,168         2.12
Convertible debentures .....................................     15,371,407          0.00                  17,871,179         0.00
Options and restricted common stock ........................        194,750          0.06                     208,976         0.14
                                                                -----------     ---------                 -----------    ---------
Diluted weighted average shares outstanding ................     47,126,250          1.71                  48,856,323         2.26
                                                                ===========     =========                 ===========    =========
Allocation percentage ......................................          86.17%        13.83%                      83.02%       16.98%
                                                                ===========     =========                 ===========    =========

Diluted earnings per share from continuing operations ......    $      0.38     $1,782.98                 $      0.59    $2,757.24
Diluted earnings (loss) per share from discontinued
  operations ...............................................           0.01         53.82                        0.03       156.43
Diluted earnings per share from extraordinary items ........           0.15        644.57                        0.00         0.00
                                                                -----------     ---------                 -----------    ---------
Diluted earnings (loss) per share ..........................    $      0.54     $2,481.37                 $      0.62    $2,913.67
                                                                ===========     =========                 ===========    =========

                                                                DECEMBER 31,             DECEMBER 31,
(In thousands, except per share data and percentages)              1999                      1998
                                                                ------------  -----------------------------------
                                                                   TOTAL        CLASS A       CLASS B      TOTAL
                                                                  --------    -----------    ----------   --------
BASIC NUMERATOR
Actual dividends declared ..................................      $ 3,994     $     2,773    $    1,025   $  3,798
Basic allocated undistributed earnings from continuing
  operations ...............................................       24,798           4,823         1,565      6,388
                                                                  -------     -----------    ----------   --------
Income from continuing operations ..........................       28,792           7,596         2,590     10,186
Income (loss) from discontinued operations .................        2,077         (13,754)       (4,466)   (18,220)
Income (loss) from extraordinary items .....................            0               0             0          0
                                                                  -------     -----------    ----------   --------

Net income (loss) ..........................................      $30,869     $    (6,158)   $   (1,876)  $ (8,034)
                                                                  =======     ===========    ==========   ========
BASIC DENOMINATOR
Weighted average shares outstanding ........................                   29,358,740          2.15
                                                                              ===========    ==========
Allocation percentage ......................................                        75.49%        24.51%
                                                                              ===========    ==========
Basic earnings per share from continuing operations ........                  $      0.26    $ 1,204.10
Basic earnings (loss) per share from discontinued
  operations ...............................................                        (0.47)    (2,076.64)
Basic earnings  per share from extraordinary items .........                         0.00          0.00
                                                                              -----------    ----------
Basic earnings (loss) per share ............................                  $     (0.21)   $  (872.54)
                                                                              ===========    ==========
DILUTED NUMERATOR
Actual dividends declared ..................................      $ 3,994     $     2,773    $    1,025      3,798
                                                                  -------     -----------    ----------   --------
Basic allocated undistributed earnings from continuing
  operations ...............................................       24,798           4,823         1,565      6,388
Reallocation of basic undistributed earnings due to
  change in allocation percentage ..........................            0             (84)           84          0
                                                                  -------     -----------    ----------   --------
Diluted allocated undistributed earnings from continuing
  operations ...............................................       24,798           4,739         1,649      6,388
Interest expense on convertible debt .......................        6,020               0             0          0
                                                                  -------     -----------    ----------   --------
Dilutive net income from continuing operations .............       34,812           7,512         2,674     10,186
Dilutive net income (loss) from discontinued operations ....        2,077         (13,516)       (4,704)   (18,220)
Dilutive net income from extraordinary items ...............            0               0             0          0
                                                                  -------     -----------    ----------   --------
Net income (loss) ..........................................      $36,889     $    (6,004)   $   (2,030)  $ (8,034)
                                                                  =======     ===========    ==========   ========
DILUTED DENOMINATOR
Basic weighted average shares outstanding ..................                   29,358,740          2.15
Convertible debentures .....................................                             0         0.00
Options and restricted common stock ........................                      725,215          0.21
                                                                              -----------    ----------
Diluted weighted average shares outstanding ................                   30,083,955          2.36
                                                                              ===========    ==========
Allocation percentage ......................................                        74.18%        25.82%
                                                                              ===========    ==========

Diluted earnings per share from continuing operations ......                  $      0.25    $ 1,131.41
Diluted earnings (loss) per share from discontinued
  operations ...............................................                        (0.45)    (1,991.35)
Diluted earnings per share from extraordinary items ........                         0.00          0.00
                                                                              -----------    ----------
Diluted earnings (loss) per share ..........................                  $     (0.20)   $  (859.94)
                                                                              ===========    ==========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




3. SECURITIES AND SHORT-TERM INVESTMENTS

         The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

                                                               AVAILABLE FOR SALE
                                                ------------------------------------------------
                                                               DECEMBER 31, 2000
                                                -------------------------------------------------
                                                               GROSS         GROSS
                                                AMORTIZED   UNREALIZED    UNREALIZED   ESTIMATED
DECEMBER 31, 2000                                  COST    APPRECIATION  DEPRECIATION  FAIR VALUE
-----------------                               ---------  ------------  ------------  ----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities .................    $198,957     $ 1,255        $    86      $200,126
Real estate mortgage investment conduits ...     619,238         114         12,053       607,299
                                                --------     -------        -------      --------
   Total mortgage-backed securities ........     818,195       1,369         12,139       807,425
                                                --------     -------        -------      --------
INVESTMENT SECURITIES:
U.S. Treasury Notes ........................       5,945           0              0         5,945
Other Bonds ................................         250           0              0           250
Equity securities (1) ......................      11,965      13,575            150        25,390
                                                --------     -------        -------      --------
   Total investment securities .............      18,160      13,575            150        31,585
                                                --------     -------        -------      --------
     Total .................................    $836,355     $14,944        $12,289      $839,010
                                                ========     =======        =======      ========

                                                                          AVAILABLE FOR SALE
                                                      ----------------------------------------------------------
                                                                           DECEMBER 31, 1999
                                                      ----------------------------------------------------------
                                                                       GROSS           GROSS
                                                      AMORTIZED      UNREALIZED      UNREALIZED       ESTIMATED
DECEMBER 31, 1999                                        COST       APPRECIATION    DEPRECIATION      FAIR VALUE
-----------------                                     ----------    ------------    ------------      ----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities .................           $ 77,787        $   29          $   974         $ 76,842
Real estate mortgage investment conduits ...            735,340             0           44,810          690,530
                                                       --------        ------          -------         --------
   Total mortgage-backed securities ........            813,127            29           45,784          767,372
                                                       --------        ------          -------         --------
INVESTMENT SECURITIES:
U.S. Treasury Notes ........................             30,632             0                8           30,624
Other Bonds ................................              2,322             0              229            2,093
Equity securities (1) ......................             16,115         2,985              881           18,219
                                                       --------        ------          -------         --------
   Total investment securities .............             49,069         2,985            1,118           50,936
                                                       --------        ------          -------         --------
     Total .................................           $862,196        $3,014          $46,902         $818,308
                                                       ========        ======          =======         ========


(1) Amortized cost reflects a $2.1 million impairment resulting from other than temporary declines in the fair value for December 31, 1999.

         The scheduled maturities of debt securities and tax certificates were (in thousands):

                                                                               TAX CERTIFICATES/DEBT
                                                       DEBT SECURITIES               SECURITIES
                                                     AVAILABLE FOR SALE          HELD TO MATURITY
                                                   ------------------------   ------------------------
                                                                 ESTIMATED                   ESTIMATED
                                                   AMORTIZED       FAIR        AMORTIZED       FAIR
DECEMBER 31, 2000(1)                                  COST         VALUE          COST         VALUE
-----------------                                  ---------     ----------    ---------     ---------
Due within one year ..........................      $ 10,464      $ 10,425      $ 87,477      $ 87,477
Due after one year, but within five years ....           560           563        34,875        34,875
Due after five years, but within ten years ...        12,129        11,626       238,275       242,627
Due after ten years ..........................       801,237       791,006             0             0
                                                    --------      --------      --------      --------
     Total ...................................      $824,390      $813,620      $360,627      $364,979
                                                    ========      ========      ========      ========

(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)





                                          INVESTMENT SECURITIES AND TAX CERTIFICATES
                                     ---------------------------------------------------
                                                     DECEMBER 31, 2000 (1)
                                     ---------------------------------------------------
                                                     GROSS         GROSS       ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                        COST     APPRECIATION   DEPRECIATION     VALUE
                                     ---------   ------------   ------------   ---------
Tax certificates --
   Net of allowance of $1,937 ....    $122,352      $    0        $      0      $122,352
   Net of allowance of $1,504 ....           0           0               0             0
Mortgage-backed securities (3) ...     238,275       4,352               0       242,627
Investment securities (2) ........      22,992           0               0        22,992
                                      --------      ------        --------      --------
                                      $383,619      $4,352        $      0      $387,971
                                      ========      ======        ========      ========

                                          INVESTMENT SECURITIES AND TAX CERTIFICATES
                                     ---------------------------------------------------
                                                     DECEMBER 31, 1999 (1)
                                     ---------------------------------------------------
                                                     GROSS          GROSS      ESTIMATED
                                     AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                        COST     APPRECIATION   DEPRECIATION     VALUE
                                     ---------   -------------  ------------   ----------
Tax certificates --
   Net of allowance of $1,937 ....   $      0       $    0        $      0      $      0
   Net of allowance of $1,504 ....     91,576            0               0        91,576
Mortgage-backed securities (3) ...          0            0               0             0
Investment securities (2) ........     21,424            0               0        21,424
                                     --------       ------        --------      --------
                                      113,000            0               0       113,000
                                     ========       ======        ========      ========


(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.
(2) Investment securities consist of equity instruments purchased through private placements.
(3)      Mortgage-backed securities are classified as held to maturity.


         Activity in the allowance for tax certificate losses was (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                               2000              1999              1998
                                             -------           -------           -------
Balance, beginning of period ......          $ 1,504           $ 1,020           $   949
                                             -------           -------           -------
Charge-offs .......................             (796)             (820)             (976)
Recoveries ........................              329               876               813
                                             -------           -------           -------
Net recoveries (charge-offs) ......             (467)               56              (163)
                                             -------           -------           -------
Provision charged to operations ...              900               428               234
                                             -------           -------           -------
Balance, end of period ............          $ 1,937           $ 1,504           $ 1,020
                                             =======           =======           =======


         The components of gains and losses on sales of securities were (in thousands):

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                              2000            1999            1998
                                                             ------          ------          ------

Gross gains on securities activities ..............          $3,775          $2,010          $3,343
Gross losses on  securities activities ............           1,235              82           2,136
                                                             ------          ------          ------
 Net gains on the sales of securities available
  for sale and trading securities .................          $2,540          $1,928          $1,207
                                                             ======          ======          ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




         The specific identification method was used in determining cost in computing realized gains and losses. Included in gains on sales of securities available for sale and trading securities in the Statement of Operations was a $630,000 write-down of equity investments and a $316,000 unrealized gain from forward contracts during the year ended December 31, 2000.

         The Company's trading account consisted of the following (in thousands):

                                           DECEMBER 31,     DECEMBER 31,
                                              2000              1999
                                           -----------      -----------
Debt obligations:
  States and municipalities .......          $11,731          $13,961
  Corporations ....................              227            1,085
  U.S. Government and agencies ....           24,476               29
Corporate equity ..................            3,401            8,236
Certificates of deposit ...........            3,722                0
                                             -------          -------
     Total ........................          $43,557          $23,311
                                             =======          =======

         All the trading securities outstanding at December 31, 2000 and 1999 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of RBCO. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. RBCO realized income from principal transactions of $14.8 million and $12.1 million for the year ended December 31, 2000 and 1999, respectively. During the period from acquisition through December 31, 1998, RBCO realized income from principal transactions of $4.4 million.

         Securities sold, but not yet purchased included in other liabilities consists of the following (in thousands):

                                               DECEMBER 31,
                                        -----------------------
                                          2000            1999
                                        -------          ------
Corporate equity .............          $   363          $2,629
U.S. Government agencies .....           11,662               0
                                        -------          ------
                                        $12,025          $2,629
                                        =======          ======

         Securities sold, but not yet purchased are a part of RBCO's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should RBCO be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

         The following table provides information on securities purchased under agreements to resell (in thousands):

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                 2000             1999             1998
                                                                ------           ------           ------
Ending Balance .......................................          $1,584           $  313           $    0
Maximum outstanding at any month end within period ...          $9,421           $9,681           $4,000
Average amount invested during period ................          $3,034           $4,394           $3,000
Average yield during period ..........................            5.79%            4.88%            4.66%

         The underlying securities associated with the securities purchased under agreements to resell during the years ended December 31, 2000, 1999 and 1998 were in BankAtlantic's possession.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




         The following table provides information on Federal Funds sold (in thousands):

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                  2000             1999              1998
                                                                -------           ------           -------
Ending Balance .......................................          $     0           $    0           $     0
Maximum outstanding at any month end within period ...          $10,500           $1,750           $21,000
Average amount invested during period ................          $   629           $1,302           $ 2,688
Average yield during period ..........................             6.31%            4.92%             5.54%

         The estimated fair value of securities available for sale, investment securities and mortgage-backed securities held to maturity pledged for the following obligations were (in thousands):

                                            2000              1999
                                          --------          --------
FHLB advances ..................          $120,691          $ 34,476
Treasury tax and loan ..........             3,200             3,200
Repurchase agreements ..........           683,518           450,448
Public funds ...................            69,165            90,341
Subordinated debentures ........             5,300             5,800
Interest rate swap contracts ...               981                 0
                                          --------          --------
                                          $882,855          $584,265
                                          ========          ========


         The change in net unrealized holding gains or losses on available for sale securities included as a separate component of stockholders' equity was as follows:

                                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                2000            1999           1998
                                                                              -------        --------         ------
Net change in unrealized appreciation (depreciation)
  on securities available for sale ...................................        $46,577        $(49,747)        $4,678
Change in deferred taxes (benefits) on net unrealized appreciation
  (depreciation) on securities available for sale ....................         18,002         (19,176)         1,776
                                                                              -------        --------         ------
Change in stockholders' equity from net unrealized appreciation
  (depreciation) on securities available for sale ....................        $28,575        $(30,571)        $2,902
                                                                              =======        ========         ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




4.  LOANS RECEIVABLE

         The loan and lease portfolio consisted of the following components:


                                                                      DECEMBER 31,
                                                             ------------------------------
                                                                 2000               1999
                                                             -----------         -----------
                                                                      (IN THOUSANDS)
Real estate loans:
 Residential ........................................        $ 1,316,062         $ 1,188,092
 Construction and development .......................            937,881             634,382
 Commercial .........................................            369,282             312,014
 Small business .....................................             28,285              22,241
Other loans:
 Second mortgages - direct ..........................            124,859              85,936
 Second mortgages - indirect ........................              4,020               5,325
 Commercial business ................................             86,194              56,259
 Commercial syndications ............................                  0             131,781
 Lease financing ....................................             75,918              43,436
 Small business - non-mortgage ......................             69,325              93,442
 Due from foreign banks .............................             64,207              51,894
 Banker's acceptances ...............................              1,329              13,616
 Deposit overdrafts .................................              2,325               3,536
 Consumer loans - other direct ......................             30,711              31,972
 Consumer loans - other indirect ....................             58,455             120,184
Loans held for sale:
 Residential ........................................                  0             220,236
 Commercial syndication .............................             80,016                   0
                                                             -----------         -----------
     Total gross loans ..............................          3,248,869           3,014,346
                                                             -----------         -----------
Adjustments:
 Undisbursed portion of loans in process ............           (344,390)           (286,608)
 Premiums (discounts) related to purchased loans ....                127              10,478
 Unearned discounts on commercial real estate loans .               (178)               (235)
 Deferred fees ......................................             (3,624)             (3,823)
 Allowance for loan and lease losses ................            (47,000)            (44,450)
                                                             -----------         -----------
     Loans receivable -- net ........................        $ 2,853,804         $ 2,689,708
                                                             ===========         ===========

         BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2000:

         Florida              50%
         California            7
         Northeast             9
         Other                34
                           -----
           Total             100%
                           =====

Securitization Activity:

         During the years ended December 31, 2000 and 1999, BankAtlantic securitized $77.9 million and $44.3 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale.

Discontinued Lending Activity:

         The Company continuously evaluates its business units for profitability, growth and overall efficiency. As a result, the Company made a determination in September, 2000 to discontinue its purchasing and reselling of mortgage loans and its participation in syndication commercial lending. The Company purchased residential loans with the intent to package and

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




sell, securitize or retain these loans based on individual characteristics. As a consequence of the Company's discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in the Company realizing a loss of $654,000 at the transfer date. As a result of the Company's discontinuing its syndication lending activities the entire portfolio of $123.9 million of syndication loans was transferred from loans held for investment to loans held for sale.

Transfer of Loans:

         During the year ended December 31, 1998, the Company transferred $108.5 million of purchased residential loans from held for investment to held for sale. As part of its normal operations, the Company purchases bulk residential loans and continually evaluates the portfolio.

Allowance for Loan and Lease Losses (in thousands):


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                  2000             1999             1998
                                                                --------         --------         --------
Balance, beginning of period ...........................        $ 44,450         $ 37,950         $ 28,450
Loans and leases charged-off ...........................         (32,221)         (27,691)         (16,095)
Recoveries of loans and leases previously charged-off ..           5,639            3,533            3,050
                                                                --------         --------         --------
Net charge-offs ........................................         (26,582)         (24,158)         (13,045)
Additions charged to operations ........................          29,132           30,658           21,788
Allowance for loan losses acquired .....................               0                0              757
                                                                --------         --------         --------
Balance, end of period .................................        $ 47,000         $ 44,450         $ 37,950
                                                                ========         ========         ========

         The following summarizes impaired loans (in thousands):

                                                                DECEMBER 31, 2000             DECEMBER 31, 1999
                                                           ---------------------------   --------------------------
                                                              GROSS                         GROSS
                                                             RECORDED       SPECIFIC       RECORDED      SPECIFIC
                                                            INVESTMENT     ALLOWANCES     INVESTMENT    ALLOWANCES
                                                           ------------   ------------   ------------   -----------
Impaired loans with specific reserves ................        $23,090        $8,057        $ 3,527        $1,240
Impaired loans without specific reserves .............         30,548             0         41,419             0
                                                              -------        ------        -------        ------
  Total ..............................................        $53,638        $8,057        $44,946        $1,240
                                                              =======        ======        =======        ======

Average net recorded investment in impaired loans ....        $30,885        $    0        $28,767        $    0
                                                              =======        ======        =======        ======


Foregone Interest Income:

          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                              FOR THE YEARS ENDED DECEMBER 31,
                                          ---------------------------------------
                                            2000            1999            1998
                                          -------         -------         -------
Contracted interest income .......        $ 5,254         $ 3,669         $ 3,058
Interest income recognized (1) ...         (4,129)         (1,739)         (1,850)
                                          -------         -------         -------
Foregone interest income .........        $ 1,125         $ 1,930         $ 1,208
                                          =======         =======         =======

(1)      Interest income on impaired loans was recognized on a cash basis

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




         Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or securities in which interest recognition has been suspended due to the aging of the certificate or deed.

Non-performing assets (in thousands):

                                                                      AT DECEMBER 31,
                                                            -------------------------------------
                                                             2000           1999           1998
                                                            -------        -------        -------
Non-accrual -- tax certificates ....................        $ 2,491        $ 2,258        $   765
Non-accrual -- loans, net of specific allowances ...         18,106         32,294         23,364
Real estate owned, net of allowance ................          4,499          3,951          5,503
Other repossessed assets ...........................          1,742          1,253          1,896
                                                            -------        -------        -------
          Total non-performing assets ..............        $26,838        $39,756        $31,528
                                                            =======        =======        =======

Other potential problem loans (in thousands):

                                                                           AT DECEMBER 31,
                                                                ------------------------------------
                                                                  2000           1999          1998
                                                                -------        -------        ------
Loans contractually past due 90 days or more
   and still accruing ..................................        $ 7,086        $   410        $3,182
Performing impaired loans, net of specific allowances ..         15,001              0             0
Restructured loans .....................................              0              0             7
Delinquent residential loans purchased .................          5,389         10,447             0
                                                                -------        -------        ------
Total potential problem loans ..........................        $27,476        $10,857        $3,189
                                                                =======        =======        ======

         Other potential problem loans consist of loans contractually past due 90 days or more and still accruing, restructured loans, performing impaired loans and delinquent residential loans. Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. The purchased discount on the delinquent purchased loans was $442,000 and $976,000 at December 31, 2000 and 1999, respectively.

Foreclosed Asset Activity in non-interest expense (in thousands):

                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                             2000           1999            1998
                                                            ------        -------         -------
Real estate acquired in settlement of loans and
 tax certificates:
Operating expenses, net ............................        $  186        $   331         $   651
Provisions  for losses on REO ......................           134            340           1,115
Net (gains) losses on sales ........................           107         (2,165)         (1,012)
                                                            ------        -------         -------
      Total (income) loss ..........................        $  427        $(1,494)        $   754
                                                            ======        =======         =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




         Activity in the allowance for real estate owned consisted of (in thousands):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     2000            1999            1998
                                                   -------         -------         -------
Balance, beginning of period ..............        $   310         $ 1,200         $ 1,500
Charge-offs:
  Commercial real estate (1) ..............              0            (890)           (514)
  Residential real estate .................           (134)           (340)           (901)
                                                   -------         -------         -------
                                                      (134)         (1,230)         (1,415)
  Provision for losses on REO .............            134             340           1,115
                                                   -------         -------         -------
Balance, end of period ....................        $   310         $   310         $ 1,200
                                                   =======         =======         =======

(1) Acquired through tax deed

         Accrued interest receivable consisted of (in thousands):

                                                            DECEMBER 31,
                                                      ----------------------
                                                        2000           1999
                                                      -------        -------
Loans receivable .............................        $22,824        $19,760
Investment securities and tax certificates ...         10,645          5,599
Interest rate swaps ..........................          5,356              0
Securities available for sale ................          5,221          5,235
                                                      -------        -------
                                                      $44,046        $30,594
                                                      =======        =======

5.  RESTRUCTURING CHARGES, IMPAIRMENT WRITE-DOWNS  AND DISCONTINUED OPERATIONS

Restructuring Charges and Write-downs:

         During December 2000, the Company adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet the Company's strategic goals or required investment returns. The remaining ATM network (approximately 350 machines) is in proprietary locations in markets served by the branch network and in highly attractive cruise ship and Native American reservation gaming markets. The restructuring plan is scheduled to be completed during the second quarter of 2001.

          Restructuring charges at December 31, 2000 included in other liabilities, consisted of (in thousands):


                                               AMOUNT AT
                                              DECEMBER 31,
                                                  2000
                                              ------------
Lease contract termination costs .......        $1,768
De-installation costs ..................           305
Other ..................................            74
                                                ------
   Total restructuring charge ..........        $2,147
                                                ======

         During December 1998, the Company commenced a restructuring of its operations, as part of a year long efficiency study conducted with the assistance of an outside consulting firm resulting in a $1.5 million restructuring charge and a $1.1 million impairment write-down. Restructuring activities were completed during the year ended December 31, 1999. As part of the restructuring, the Company ceased the origination of indirect automobile loans, consolidated its mortgage banking operations in the Tampa Bay area into a centralized processing operation and closed a drive-through facility. The book value of assets to be disposed of was $2.8 million at December 31, 1998 and the impairment thereon was based on an independent third party appraisal.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




Discontinued Operations:

         At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB") operations. The Company concluded that this business line no longer met the Company's standards for profitability. The exit plan was substantially completed during the year ended December 31, 1999 following the sale of its servicing portfolio in July 1999.

         During the year ended December 31, 2000, the Company recognized a $669,000 gain, net of taxes from discontinued operations. The gain primarily resulted from a higher than projected gain on the sale of a building used by the mortgage servicing unit.

         During the year ended December 31, 1999, the Company recognized a $2.1 million gain, net of taxes from discontinued operations. The discontinued operations gain resulted from lower than anticipated costs to sell the MSR portfolio along with slower loan repayments than projected.

         Loss from discontinued operations during the year ended December 31, 1998 includes the results of operations through the measurement date (December 31, 1998), as well as the anticipated loss from operations through the anticipated disposal date (including estimated losses on sale of MSB assets). The Company recognized a $6.2 million loss, net of tax on exiting the MSB.

         The components of earnings (loss) from discontinued operations are as follows (in thousands):


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                     2000            1999             1998
                                                                    ------          ------          --------
Net interest income ......................................          $    0          $    0          $  1,038
Loan servicing fees, net of amortization .................               0               0            (6,574)
Provision for valuation of mortgage servicing rights .....               0               0           (10,690)(1)
Gain on sale of mortgage servicing rights ................               0               0             2,611
Non-interest expenses ....................................               0               0            (5,706)
                                                                    ------          ------          --------
Loss before income taxes from operations .................               0               0           (19,321)
Income tax benefit .......................................               0               0            (7,315)
                                                                    ------          ------          --------
Loss from operations net of tax ..........................               0               0           (12,006)
                                                                    ------          ------          --------
Gain (loss) on disposal of MSB ...........................           1,030           3,346           (10,000)
Income tax provision (benefit) ...........................             361           1,269            (3,786)
                                                                    ------          ------          --------
Gain (loss) on disposal of MSB, net of tax ...............             669           2,077            (6,214)
                                                                    ------          ------          --------
Income (loss) from discontinued operations ...............          $  669          $2,077          $(18,220)
                                                                    ======          ======          ========

(1) Fair value of MSRs was calculated by an independent appraiser using average market prepayment assumptions, and this valuation provision was thereby established.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment was comprised of (in thousands):

                                                          DECEMBER 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------        -------
Land ......................................        $ 15,102        $13,886
Buildings and improvements ................          45,927         48,011
Furniture and equipment ...................          39,533         32,889
                                                   --------        -------
          Total ...........................         100,562         94,786
Less accumulated depreciation .............          40,712         39,313
                                                   --------        -------
Office properties and equipment -- net ....        $ 59,850        $55,473
                                                   ========        =======

7.  DEPOSITS

         The weighted average nominal interest rate payable on deposit accounts at December 31, 2000 and 1999 was 4.62% and 3.67%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:

                                                                                  DECEMBER 31,
                                                        -------------------------------------------------------------
                                                                       2000                            1999
                                                        -----------------------------       -------------------------
                                                            AMOUNT            PERCENT         AMOUNT          PERCENT
                                                        ---------------       -------       ----------        -------
                                                                              (DOLLARS IN THOUSANDS)
Interest free checking ..............................        $  245,320        10.98%       $  221,498         10.92%
Insured money fund savings
   5.38% at December 31, 2000,
   4.29% at December 31, 1999 .......................           539,355        24.14           368,968         18.19
NOW accounts
  0.70% at December 31, 2000,
  1.00% at December 31, 1999 ........................           199,589         8.93           215,953         10.65
Savings accounts
  1.20% at December 31, 2000,
  1.06% at December 31, 1999 ........................            90,989         4.07           115,228          5.68
                                                             ----------        -----        ----------        ------
Total non-certificate accounts ......................         1,075,253        48.12           921,647         45.44
                                                             ----------        -----        ----------        ------
Certificate accounts:
  0.00% to 4.00% ....................................            32,785         1.47            82,359          4.06
  4.01% to 5.00% ....................................            68,837         3.08           360,669         17.79
  5.01% to 6.00% ....................................           144,341         6.46           594,507         29.32
  6.01% to 7.00% ....................................           812,250        36.35            47,852          2.36
  7.01% and greater .................................            92,144         4.12            10,919          0.54
                                                             ----------        -----        ----------        ------
Total certificate accounts ..........................         1,150,357        51.48         1,096,306         54.07
                                                             ----------        -----        ----------        ------
Total deposit accounts ..............................         2,225,610        99.60         2,017,953         99.51
                                                             ----------        -----        ----------        ------
Interest earned not credited to deposit accounts ....             8,875         0.40             9,939          0.49
                                                             ----------        -----        ----------        ------
Total ...............................................        $2,234,485        100.00%      $2,027,892        100.00%
                                                             ==========        =====        ==========        ======

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Interest expense by deposit category was (in thousands):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000            1999             1998
                                                               --------         --------         --------
          Money fund savings and NOW accounts .........        $ 26,156         $ 16,427         $ 14,038
          Savings accounts ............................           1,267            1,833            7,018
          Certificate accounts -- below $100,000 ......          40,394           30,102           29,447
          Certificate accounts, $100,000 and above ....          24,246           28,783           16,543
          Less early withdrawal penalty ...............            (340)            (270)            (332)
                                                               --------         --------         --------
                         Total ........................        $ 91,723         $ 76,875         $ 66,714
                                                               ========         ========         ========

         At December 31, 2000, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                                        YEAR ENDING DECEMBER 31,
                                   ------------------------------------------------------------------------------------------
                                     2001            2002            2003            2004            2005          THEREAFTER
                                   --------        --------        --------        --------        --------        ----------
     0.00% to 4.00% .......        $ 29,927        $  2,129        $    238        $    405        $     86        $      0
     4.01% to 5.00% .......          58,552           5,502           2,247           1,641             892               3
     5.01% to 6.00% .......         119,436          10,713          11,105           1,801           1,168             118
     6.01% to 7.00% .......         568,624         219,526           7,724           3,285           3,072          10,019
     7.01% and greater ....          66,226           4,195             500             325          10,898          10,000
                                   --------        --------        --------        --------        --------        --------
               Total ......        $842,765        $242,065        $ 21,814        $  7,457        $ 16,116        $ 20,140
                                   ========        ========        ========        ========        ========        ========


         Time deposits of $100,000 and over had the following maturities (in thousands):

                                                  DECEMBER 31,
                                                     2000
                                                  ------------
               3 months or less .......           $ 89,858
               4 to 6 months ..........             69,769
               7 to 12 months .........            133,844
               More than 12 months ....            138,012
                                                  --------
                         Total ........           $431,483
                                                  ========

         Included in certificate accounts at December 31 was:

                                                    2000            1999
                                                  --------        --------
       Brokered deposits .................        $ 31,182        $158,918
       Public deposits ...................          92,914         158,532
                                                  --------        --------
         Total institutional deposits ....        $124,096        $317,450
                                                  ========        ========

         RBCO acted as principal dealer in obtaining $31.2 million and $145.0 million of the brokered deposits outstanding as of December 31, 2000 and 1999, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

Advances from Federal Home Loan Bank ("FHLB") (in thousands):

                                                                                               DECEMBER 31,
            REPAYABLE DURING YEAR                                                     ------------------------------
             ENDING DECEMBER 31,               YEAR CALLABLE  INTEREST RATE              2000                1999
       --------------------------------------- -------------  -------------           ----------          ----------
       2000 ..................................                5.00% to 7.00%          $        0          $  134,400
       2001 ..................................                6.29% to 7.09%              37,778              37,778
       2002 ..................................                5.73% to 7.18%              66,468              66,468
       2003 ..................................                5.88% to 7.25%              84,555               9,540
          Total fixed rate advances ..........                                        ----------          ----------
                                                                                         188,801             248,186
                                                                                      ----------          ----------
       2002 ..................................     2000       5.68% to 6.20%                   0             105,000
       2003 ..................................     2001                5.39%              25,000              25,000
       2004 ..................................     2000                5.29%                   0              25,000
       2005 ..................................     2001       6.09% to 6.15%              75,000                   0
       2006 ..................................     2002                5.68%              25,000              25,000
       2008 ..................................     2001                5.18%              25,000              25,000
       2008 ..................................     2003       4.87% to 5.67%             465,000             465,000
       2010 ..................................     2002                5.84%              30,000                   0
                                                                                      ----------          ----------
         Total callable fixed rate advances...                                           645,000             670,000
          Adjustable rate advances ...........                                        ----------          ----------

       2000 ..................................                6.44% to 6.48%                   0             180,000
       2001 ..................................                6.60% to 6.78%             205,000                   0
                                                                                      ----------          ----------
                                                                                         205,000             180,000
                                                                                      ----------          ----------
       Total FHLB advances ...................                                        $1,038,801          $1,098,186
                                                                                      ==========          ==========

         Included in fixed rate advances at December 31, 2000 and 1999 were $0 and $80 million of overnight advances, respectively. Callable advances give the FHLB the option to reprice the advance, at a specific future date. Upon the FHLB's exercising its call option, the Company has the option to convert to a three month LIBOR-based floating rate advance, payoff the advance or convert to a fixed rate advance. BankAtlantic has established a blanket floating lien with the FHLB against its residential loans. At December 31, 2000 and 1999, $1.3 billion and $1.4 billion of 1-4 family residential loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years at December 31, 2000. On December 31, 2000, BankAtlantic pledged $208.6 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $166.9 million. The FRB line of credit has not been utilized by the Company.

Federal Funds Purchased:

         BankAtlantic established $60.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased: (dollars in thousands).

                                                   2000           1999          1998
                                               -----------    -----------    ------------
Ending balance..............................   $     9,700    $     5,900    $     18,500
Maximum outstanding at any month end
  within period ............................   $    21,500    $    32,000    $     18,500
Average amount invested during period ......   $    12,300    $    10,900    $      5,400
Average  cost during period ................          6.57%          5.20%           5.34%

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are summarized below (in thousands):

                                                                         DECEMBER 31,
                                                                  ------------------------
                                                                    2000            1999
                                                                  --------        --------
           Agreements to repurchase the same security ....        $532,172        $321,113
           Customer repurchase agreements ................         127,330         102,110
                                                                  --------        --------
                     Total ...............................        $659,502        $423,223
                                                                  ========        ========

         Securities sold under agreements to repurchase is a transaction whereby we sell a portion of our current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agree to repurchase the same assets on a specified date. We issue repurchase agreements to institutions and to our customers. These transactions are collateralized by the investment portfolio. Customer repurchase agreements are not insured by the FDIC.

         The following table provides information on the agreements to repurchase (dollars in thousands):

                                                                                        FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                             2000                1999                1998
                                                                          -----------         ----------          -----------
         Maximum borrowing at any month-end within the period ....        $   686,586         $   467,360         $   404,874
         Average borrowing during the period .....................        $   550,850         $   372,371         $   264,866
         Average interest cost during the period .................               5.27%               4.77%               5.09%
         Average interest cost at end of the period ..............               6.40%               5.28%               4.94%

         The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                                            WEIGHTED
                                                           ESTIMATED                        AVERAGE
                                            AMORTIZED         FAIR         REPURCHASE       INTEREST
                                              COST           VALUE          BALANCE           RATE
                                          --------------  -------------   -------------   -------------
DECEMBER 31, 2000(1)
Mortgage-backed securities .............. $     264,612   $    268,070    $    252,140            6.55%
REMIC ...................................       423,565        415,448         407,362            6.16
                                          --------------  -------------   -------------   ------------
          Total ......................... $     688,177   $    683,518    $    659,502            6.40%
                                          ==============  =============   =============   ============

DECEMBER 31, 1999(1)
Mortgage-backed securities .............. $      46,498   $     46,059    $     43,864            5.37%
U.S. Treasury Notes .....................        24,950         24,945          24,938            5.45
REMIC ...................................       402,938        379,444         354,421            5.26
                                          --------------  -------------   -------------   ------------
          Total ......................... $     474,386   $    450,448    $    423,223            5.28%
                                          ==============  =============   =============   ============

(1) At December 31, 2000 and 1999 these securities are classified as available for sale and recorded at fair value in the consolidated statements of financial condition.

         Repurchase agreements at December 31, 2000 matured and were repaid in February 2001. These securities were held by unrelated broker dealers.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10.  SUBORDINATED DEBENTURES, OTHER DEBT, AND TRUST PREFERRED SECURITIES

         The Company had the following subordinated debentures, Trust Preferred Securities and notes and bonds payable outstanding at December 31, 2000 and 1999 (in thousands):

                                                                                                                        BEGINNING
                                                    DECEMBER 31,                                                         OPTIONAL
                                      ISSUE      -----------------    INTEREST     MATURITY   CONVERSION    CLASS OF    REDEMPTION
                                      DATE        2000     1999         RATE         DATE        PRICE        STOCK       DATE
                                    --------     ------  ---------   -----------  ----------  ----------   ----------  -----------
BBC BORROWINGS
9% Debentures ..................... 09/22/95    $21,000  $  21,000         9.00%  10/01/2005      N/A          N/A      10/01/1998
6 3/4% Debentures(1) .............. 07/03/96     51,118     51,152         6.75%  07/01/2006      5.70          A       07/01/1999
5 5/8% Debentures(1) .............. 11/25/97     46,103    100,000         5.63%  12/01/2007     11.25          A       12/01/2000
Investment Notes ..................  Various     34,790          0  10.00-11.75%      2002(2)     N/A          N/A         N/A
Bank line of credit ............... 08/24/00     19,964          0    Prime-.50%  05/23/2003      N/A          N/A         N/A
Brokerage margin account .......... 08/18/00      1,131          0         7.63%      N/A         N/A          N/A         N/A
                                                -------  ---------
  TOTAL BBC BORROWINGS ............             174,106    172,152
                                                -------  ---------
LEVITT BORROWINGS
Acquisition Note .................. 09/15/00     14,000          0    Prime+1/2%  09/01/2005      N/A          N/A         N/A
Working Capital ................... 09/15/00      3,000          0      Prime+1%  09/15/2003      N/A          N/A         N/A
Acquisition Note .................. 12/28/99          0     15,000      Prime+1%  12/28/2009      N/A          N/A         N/A
Acquisition and
   Development Notes ..............  Various     29,015     33,421      Various%   Various        N/A          N/A         N/A
Development Bond .................. 03/31/00      1,052          0         8.50%  01/01/2021      N/A          N/A         N/A
Land Acquisition Loan ............. 12/30/99          0      5,000         9.00%  04/28/2000      N/A          N/A         N/A
Notes payable ..................... 07/15/98      3,185      3,200    Prime+1.5%  07/15/2003      N/A          N/A         N/A
                                               --------  ---------
  TOTAL LEVITT BORROWINGS .........              50,252     56,621
                                               ========  =========
  TOTAL BORROWINGS ................            $224,358  $ 228,773
                                               ========  =========
Trust Preferred Securities          04/24/97   $ 74,750  $  74,750     9.50    %  06/30/2027      N/A          N/A      06/30/2002
                                               ========  =========
  TOTAL                                        $299,108  $303,523
                                               ========  =========

-------------------------------

(1) Convertible at the option of the holder into shares of Class A common stock.
(2)      Extendable at the Company's option until 2003.

         Included in other assets was $5.3 million and $4.7 million of unamortized underwriting discounts and costs at December 31, 2000 and 1999, respectively, associated with the issuance of subordinated debentures and other debt.

Annual Maturities of Subordinated Debentures and Other Debt (in thousands):

                             YEAR ENDING
                             DECEMBER 31,         AMOUNT
                        --------------------     ---------
                              2001               $  3,717
                              2002                 46,162
                              2003                 32,291
                              2004                  1,589
                              2005                 23,783
                           Thereafter             116,816
                                                 --------
                                                 $224,358
                                                 ========

Retirement of Debt:

         During the year ended December 31, 2000, the Company repurchased $53.8 million aggregate principal amount of the Company's 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.

Revolving Credit Facility:

         On August 24, 2000, the Company closed on a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company was in compliance with all loan covenants at December 31, 2000.

Investment Notes and Margin Debt:

         In January 2000, the Company filed a registration statement for up to $150 million of its subordinated investment notes. The Company currently anticipates that no more than $50 million of investment notes will be outstanding at any time. No minimum amount of investment notes must be sold and the Company may terminate the offering at any time. The interest rate and maturity date are fixed upon issuance. The Company may elect at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes are subordinated to all existing and future senior indebtedness.

         From time to time, the Company borrows funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

Trust Preferred Securities:

        BBC Capital Trust I ("BBC Capital ") is a statutory business trust which was formed for the purpose of issuing 9-1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share in April 1997 for $74.75 million. BBC Capital used these proceeds and $2.3 million of contributed capital from the Company to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 2000 and 1999, the amount of outstanding Trust Preferred Securities was $74.75 million. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. The Company has the right, at any time, so long as there are no continuing events of default to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company's having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

INDENTURES

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

         The Debenture indentures for the 9% and 6 3/4% Debentures provide that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution the Company retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. The Company is in compliance with this requirement.

        During the years ended December 31, 2000 and 1999, the Company issued 5,965 and 5,263 shares of Class A common stock, respectively, upon the conversion of $34,000 and $30,000 in principal amount of the Company's 6 3/4% Debentures at a conversion price of $5.70.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


LEVITT CORPORATION:

         Levitt Corporation's acquisition and development loan obligations are secured by land acquisitions, construction and development of various adult communities located in Florida. The unused commitments on these various mortgage obligations were $26.9 million at December 31, 2000. The fixed rate loans total $11.2 million and have interest rates ranging from 5.88% to 8.00% and maturity dates ranging from April 2002 to May 2007. The variable rate loans total $17.8 million and are indexed to the prime rate of interest with maturity dates ranging from June 2001 to September 2005.

         Levitt Corporation borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and covenants in the loan agreement that prohibit the payment of dividends or other advances by Levitt Corporation to BankAtlantic. There is currently $14 million outstanding on this loan.

RBCO:

         At December 31, 2000, RBCO had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus one percent. The line expires on June 28, 2001 and is secured by certificates of deposit ("CDs") from RBCO's CD wholesale business. There were no amounts outstanding under this agreement at December 31, 2000.

11.  RESTRICTED STOCK, COMMON STOCK AND COMMON STOCK OPTION PLANS

Retirement of Public Class B Common Stock:

         On August 17, 2000, the Company's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share and that had the effect of converting BFC Financial Corporation's 4,876,124 shares of Class B Common Stock into one share of Class B Common Stock with an equivalent economic value. Pursuant to the transaction, the Company paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction, BFC Financial Corporation ("BFC") became the sole holder of the Class B Common Stock. The Class B Common Stock held by BFC represents 100% of the voting rights of the Company. The Class A Common Stock remained outstanding and unchanged by the transaction. Outstanding shares of Class B Common Stock were retroactively restated to reflect the corporate transaction .

         Outstanding options to purchase Class A Common Stock remained exercisable for the same number of shares of Class A Common Stock of the Company as the surviving corporation for the same exercise price and upon the same terms as in effect before the corporate transaction. Likewise, the Company's 6-3/4% Convertible Subordinated Debentures due 2006 and 5-5/8% Convertible Subordinated Debentures due 2007 remained convertible into the same number of shares of Class A Common Stock of the Company at the same conversion price and upon the same terms as in effect before the corporate transaction.

         The redemption and retirement of all publicly held outstanding shares of Class B Common Stock resulted in compensation expense of $1.3 million for the year ended December 31, 2000. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

Ryan, Beck Restricted Stock Incentive Plan and Retention Pool:

         The Company adopted in December 1998, a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of its subsidiary, RBCO. The Plan provided up to 862,500 Class A common shares of restricted stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards.


         The Board granted 0, 127,002 and 103,214 shares of restricted Class A common stock under this plan to key employees of RBCO in 2000, 1999 and 1998, respectively. The fair value of the awards was recorded as compensation expense over the vesting period.

         In connection with the acquisition of RBCO in June 1998, the Company established a retention pool covering certain key officers of RBCO, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the RBCO acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of RBCO with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted common stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. The Company may at its option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise its rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%. Included in the Company's Statement of Financial Condition in other liabilities was a $4.8 million obligation associated with the Plan. Included in the Statement of Operations during December 31, 2000, 1999 and 1998 was $1.9 million, $1.9 million and $1.0 million, respectively of compensation expense associated with the Plan.

Stock Repurchases:

         In March 1998, the Board of Directors announced a plan to purchase up to 2.3 million shares of common stock and in July 1999, the Board approved a plan to purchase up to an additional 3.5 million shares of common stock.

         The Company repurchased and retired the following shares pursuant to the above announced purchase plans (in thousands except share data):

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2000           1999            1998
                                                            ----------     -----------       --------
         Class A shares purchased ........................           0       1,149,655              0
         Class B shares purchased ........................     736,000         221,375        769,500
         Amount paid to purchase Class A shares ..........  $        0     $     8,394       $      0
         Amount paid to purchase Class B shares ..........  $    4,363     $     1,564       $ 10,860

Stock Option Plans:

                                                                       STOCK OPTION PLANS
                                             -----------------------------------------------------------------------
                                               MAXIMUM         SHARES      CLASS OF      VESTING         TYPE OF
                                               TERM(3)       AUTHORIZED      STOCK     REQUIREMENTS    OPTIONS (5)
                                             -----------------------------------------------------------------------
   1996 Stock Option Plan                      10 years        2,246,094      A       5 Years (1)       ISO, NQ
   1998 Ryan Beck Option Plan                  10 years          362,417      A               (4)       ISO, NQ
   1998 Stock Option Plan                      10 years          920,000      A       5 Years (1)       ISO, NQ
   1999 Non-qualifying Stock Option Plan       10 years          862,500      A               (2)            NQ
   1999 Stock Option Plan                      10 years          862,500      A               (2)       ISO, NQ
   2000 Non-qualifying Stock Option Plan       10 years        1,704,148      A       immediately            NQ

---------------
(1)      All director stock options vest immediately.
(2)      Options vest at the discretion of the compensation committee.
(3) All outstanding options could be exercised 10 years after their grant date.
(4) Upon acquisition of RBCO, the Company assumed all options outstanding under RBCO's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options expire. The value of such options at the acquisition date was included in the cost of the RBCO acquisition and credited to additional paid-in-capital.
(5)      ISO - Incentive Stock Option
         NQ - Non-qualifying Stock Option

         In August 2000, the Company's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of Class A Common Stock. The plan was established pursuant to the corporate transaction in order to exchange options to acquire Class B Common Stock that was converted in the transaction into options to acquire Class A Common Stock. All outstanding options to acquire Class B Common Stock were exchange for !,704,148 non-qualifying options to acquire Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant Class B option. The options issued had the same intrinsic value as the Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

         On December 14, 1998, the Compensation Committee approved an exchange program whereby stock options held by employees other than executive management and members of the Board of Directors of the Company could be surrendered for cancellation and exchanged for new options with an exercise price equal to the fair market value for Class A common stock at December 14, 1998. As a result of the exchange 685,288 of options to purchase Class A common stock issued pursuant to the 1996 and 1998 stock option plans with an exercise price of $6.89 and $8.26, respectively were exchanged for options with the same terms except the exercise price was reduced to $5.65. Also on December 14, 1998,

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


185,521 of options to purchase Class A common stock issued pursuant to RBCO stock option plans with various exercise prices greater than $5.65 were exchanged for similar options with a $5.65 exercise price.

         A summary of stock option activity segregated by class of stock was:

                                                                                         CLASS A             CLASS B
                                                                                       OUTSTANDING         OUTSTANDING
                                                                                         OPTIONS             OPTIONS
                                                                                       -----------         -----------
               Outstanding December 31, 1997 ................................           1,859,128            2,432,879
               Options issued in connection with the acquisition of RBCO ....             362,417                    0
               Exercised ....................................................             (21,127)            (508,317)
               Forfeited ....................................................          (1,202,090)             (38,981)
               Issued .......................................................           1,515,303                    0
                                                                                       ----------           ----------
               Outstanding December 31, 1998 ................................           2,513,631            1,885,581
               Exercised ....................................................             (51,997)            (118,420)
               Forfeited ....................................................            (408,052)              (7,693)
               Issued .......................................................           1,534,754                    0
                                                                                       ----------           ----------
               Outstanding December 31, 1999 ................................           3,588,336            1,759,468
               Issued in connection with corporate transaction ..............           1,704,148                    0
               Canceled in connection with corporate transaction ............                   0           (1,136,108)
               Exercised ....................................................             (16,456)            (623,360)
               Forfeited ....................................................            (145,642)                   0
               Issued .......................................................             360,000                    0
                                                                                       ----------           ----------
               Outstanding at December 31, 2000 .............................           5,490,386                    0
                                                                                       ==========           ==========
               Available for grant at December 31, 2000 .....................           1,377,693
                                                                                       ==========

                                                                      FOR THE YEAR ENDED
                                                                         DECEMBER 31,
                                                             -------------------------------------
                                                                2000         1999          1998
                                                             -----------  -----------   ----------
Weighted average exercise price of options outstanding ..... $     4.80    $    5.25     $   4.90
Weighted average exercise price of options exercised .......       3.40         3.90         2.97
Weight average price of options forfeited .................. $     6.05    $    5.92     $   6.78

         The adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $1.1 million, $1.1 million and, $884,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:

                                                                                FOR THE YEAR ENDED
(In thousands, except per share data)                                              DECEMBER 31,
                                                                      --------------------------------------
                                                                          2000          1999         1998
                                                                      -----------   -----------  -----------
Net income (loss)                             As reported ..........  $    24,714   $    30,869   $   (8,034)
                                                                      ===========   ===========  ===========
                                              Pro forma ............       23,656        29,741       (8,918)
                                                                      ===========   ===========  ===========

Basic earnings (loss) per share Class A       As reported ..........  $      0.64   $      0.77   $    (0.21)
                                                                      ===========   ===========  ===========
                                              Pro forma ............         0.61          0.74        (0.23)
                                                                      ===========   ===========  ===========

Basic earnings (loss) per share Class B       As reported ..........  $  2,786.92   $  3,431.72   $  (872.54)
                                                                      ===========   ===========  ===========
                                              Pro forma ............     2,661.90      3,302.38      (971.87)
                                                                      ===========   ===========  ===========

Diluted earnings (loss) per share Class A     As reported ..........  $      0.54   $      0.62   $    (0.20)
                                                                      ===========   ===========  ===========
                                              Pro forma ............         0.53          0.61        (0.22)
                                                                      ===========   ===========  ===========

Diluted earnings (loss) per share Class B     As reported ..........  $  2,481.37   $  2,913.67   $  (859.94)
                                                                      ===========   ===========  ===========
                                              Pro forma ............     2,038.59      2,428.72    (1,395.15)
                                                                      ===========   ===========  ===========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                                        WEIGHTED AVERAGE
                                           -------------------------------------------------------------------------
                            NUMBER OF                                     RISK FREE                      EXPECTED
            YEAR OF          OPTIONS        GRANT DATE      EXERCISE      INTEREST       EXPECTED        DIVIDEND
             GRANT           GRANTED        FAIR VALUE        PRICE         RATE        VOLATILITY        YIELD
         ---------------   -------------   -------------  --------------  ----------   ------------    -------------
              1998              644,493    $       3.83   $        7.50        5.02%         50.00%          1.03%
              1999            1,534,754    $       3.39   $        6.28        5.17%         50.00%          1.34%
              2000              270,000    $       1.78   $        3.84        6.47%         50.00%          2.61%
              2000               90,000    $       1.70   $        4.05        6.47%         50.00%          2.61%

         The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000 and 5.88% for incentive and non-qualifying employee stock options for the year ended December 31, 1998, respectively. The employee turnover factor was 6.00% for officer incentive stock options and 25% for non-qualifying employee stock options for the year ended December 31, 1999. The expected life for all options issued was 7.5 years.

         The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               ------------------------------------------------       ---------------------------
                                                  WEIGHTED-         WEIGHTED-                          WEIGHTED-
 CLASS OF       RANGE OF          NUMBER           AVERAGE           AVERAGE             NUMBER         AVERAGE
  COMMON        EXERCISE        OUTSTANDING       REMAINING          EXERCISE         EXERCISABLE       EXERCISE
   STOCK         PRICES         AT 12/31/00      CONTRACTUAL LIFE      PRICE          AT 12/31/00         PRICE
------------ ---------------   --------------   ------------------  -----------       -------------    ----------
     A       $2.26 to 4.44         2,067,692      4.8 years         $     2.57           1,691,691     $     2.29
     A       $4.45 to 7.83         3,107,885      6.9 years               5.90             408,544           5.61
     A       $7.84 to 12.23          314,809      6.4 years               8.68              88,984           9.47
                               -------------    -----------         ----------        ------------     ----------
                                   5,490,386      6.1 years         $     4.80           2,189,219     $     3.20
                               =============    ===========         ==========        ============     ==========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. INCOME TAXES

         The provision for income taxes consisted of (in thousands):

                                                          2000           1999           1998
                                                        --------       --------       --------
               Continuing operations .............      $ 11,607       $ 18,106       $  6,526
               Discontinued operations ...........           361          1,269        (11,101)
               Extraordinary items ...............         4,280              0              0
                                                        --------       --------       --------
               Total .............................      $ 16,248       $ 19,375       $ (4,575)
                                                        ========       ========       ========

               Continuing operations:
               Current:
                 Federal .........................      $ 13,473       $ 18,944       $ 14,051
                 State ...........................           869            733          1,658
                                                        --------       --------       --------
                                                          14,342         19,677         15,709
                                                        --------       --------       --------
               Deferred:
                Federal ..........................        (3,576)        (1,836)        (7,571)
                 State ...........................           841            265         (1,612)
                                                        --------       --------       --------
                                                          (2,735)        (1,571)        (9,183)
                                                        --------       --------       --------

               Provision for income taxes ........      $ 11,607       $ 18,106       $  6,526
                                                        ========       ========       ========

        BankAtlantic's actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

                                                                                    FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                                  2000                    1999                    1998
                                                           -------------------     -------------------     -------------------
Income tax provision at expected federal income
  tax rate of 35% .....................................    $  9,698     35.00%     $ 16,414     35.00%     $  5,849     35.00%
   Increase (decrease) resulting from:
   Tax-exempt interest income .........................        (129)    (0.47)         (158)    (0.34)          (36)    (0.22)
   Provision for state taxes net of federal benefit ...         403      1.45         1,398      2.98           478      2.86
   Change in valuation allowance for deferred
      tax assets ......................................        (800)    (2.86)         (517)    (1.10)         (827)    (4.95)
   Effect of change in State tax jurisdiction .........         926      3.34             0      0.00          0.00      0.00
   Amortization of costs over fair value of net
     assets acquired ..................................       1,300      4.69         1,297      2.77         1,217      7.28
   Other -- net .......................................         209      0.75          (328)    (0.70)         (155)    (0.93)
                                                           --------     -----      --------     -----      --------     -----
          Provision for income taxes .................    $ 11,607     41.90%     $ 18,106     38.61%     $  6,526     39.04%
                                                           ========     =====      ========     =====      ========     =====

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                                          DECEMBER 31,
                                                                                                ---------------------------------
                                                                                                  2000        1999        1998
                                                                                                --------    --------    --------
                                                                                                         (IN THOUSANDS)
DEFERRED TAX ASSETS:
   Provision for discontinued operations, restructuring charges and write-downs .............   $  1,106    $    374    $  4,758
   Allowance for loans, REO, tax certificate losses and other reserves, for
      financial statement purposes ..........................................................     19,709      19,919      18,015
   Amortization of mortgage servicing rights for financial
      reporting purposes in excess of amount amortized for tax purposes .....................          0           0       5,370
   Net operating loss carryforward ..........................................................      2,883       1,073       1,387
   Real estate held for development and sale capitalized costs for tax purposes
     in excess of amounts capitalized for financial statement purposes ......................     13,192      13,499       3,006
   Unrealized depreciation on securities available for sale .................................          0      16,943           0
   Other ....................................................................................      3,366       1,874       1,169
                                                                                                --------    --------    --------
  Total gross deferred tax assets ...........................................................     40,256      53,682      33,705
  Less valuation allowance ..................................................................      7,331       5,140       3,357
                                                                                                --------    --------    --------
  Total deferred tax assets .................................................................     32,925      48,542      30,348
                                                                                                --------    --------    --------
DEFERRED TAX LIABILITIES:
   Tax bad debt reserve in excess of base year reserve ......................................        819       1,072       1,378
   Deferred loan income, due to differences in the recognition of loan origination
     fees and discounts .....................................................................      1,984       2,949       2,917
   Unrealized appreciation on securities available for sale .................................      1,025           0       2,233
    Other ...................................................................................      3,124       3,034       3,672
                                                                                                --------    --------    --------
  Total gross deferred tax liabilities ......................................................      6,952       7,055      10,200
                                                                                                --------    --------    --------
  Net deferred tax asset ....................................................................     25,973      41,487      20,148
  Less net deferred tax asset at beginning of period ........................................    (41,487)    (20,148)     (3,197)
  Acquired net deferred tax asset, net of valuation allowance ...............................          0      (8,105)       (464)
  Increase (decrease) in deferred tax liability on unrealized appreciation (depreciation)
    on debt securities available for sale included as a separate component of
    stockholders' equity ....................................................................     18,002     (19,174)      1,776
                                                                                                --------    --------    --------
  Benefit (provision) for deferred income taxes .............................................      2,488      (5,940)     18,263
  Benefit (provision) for deferred income taxes - discontinued operations ...................        247       7,511      (9,080)
                                                                                                --------    --------    --------
  Benefit for deferred income taxes - continuing operations .................................   $  2,735    $  1,571    $  9,183
                                                                                                ========    ========    ========

         Activity in the deferred tax valuation allowance was (in thousands):

                                                                                                       FOR THE YEAR ENDED
                                                                                                           DECEMBER 31,
                                                                                                --------------------------------
                                                                                                  2000        1999        1998
                                                                                                --------    --------    --------
          Balance, beginning of period ...................................................      $  5,140    $  3,357    $  4,184
          Utilization of acquired tax benefits ...........................................          (470)       (109)       (827)
          Increase (reduction) in deferred tax valuation allowance .......................         2,661        (408)          0
          Valuation allowance established on acquired deferred tax assets ................             0       2,300           0
                                                                                                --------    --------    --------
          Balance, end of period .........................................................      $  7,331    $  5,140    $  3,357
                                                                                                ========    ========    ========

         On December 31, 1999, the Company established a $2.3 million valuation allowance associated with the deferred tax assets acquired in connection with the Levitt acquisition.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 2000, 1999 and 1998 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance will occur if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. The valuation allowance was established in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the SLWHC and Levitt acquisitions. For the year ended December 31, 2000, the valuation allowance increased by $2.2 million which includes (i) a decrease of $470,000 from the utilization of acquired tax benefits from the SLWHC and Levitt acquisitions; (ii) a decrease of $330,000 resulted from management's evaluation of the uncertainties associated with the utilization of certain acquire tax benefits associated from the SLWHC and Levitt acquisitions; and (iii) an increase of $3.0 million relating to state deferred tax assets for which realizability is limited due to the deconsolidation of the Company and its subsidiaries for Florida income tax purposes. For the year ended December 31, 1999, the valuation allowance increased by $1.8 million which includes: (i) a decrease of $109,000 from the utilization of acquired tax benefits associated with the SLWHC acquisition; (ii) a decrease of $408,000 resulting from management's evaluation of the uncertainties associated with the utilization of certain acquired tax benefits from the SLWHC acquisition; and (iii) an increase of $2.3 million associated with the deferred tax assets acquired in connection with the Levitt acquisition.

         Approximately $2.6 million of net operating loss carryforwards ("NOL's") acquired in connection with the SLWHC acquisition remain as of December 31, 2000 which expire through the year 2011. The NOL carryforwards can only be realized if SLWHC has taxable income of an appropriate character.

         Prior to December 31, 1996 BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, retained income at December 31, 2000, includes $10.1 million for which no provision for income tax has been provided. If in the future this portion of retained income is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $3.9 million would be imposed at the then applicable tax rates.

13. PENSION AND 401(K) PLANS

Pension Plan:

         At December 31, 1998, the Company froze its defined benefit pension plan ("Plan") whereby then-current participants in the Plan will not accrue service benefits beyond that date and vested all participants at that date. The Company will be subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations to employees.

         The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition in other assets at:

                                                                                        DECEMBER 31,
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
                                                                                      (IN THOUSANDS)
          Projected benefit obligation at the beginning of the year .......      $ 17,665       $ 19,597
          Service cost ....................................................             0              0
          Interest cost ...................................................         1,353          1,287
          Amendments ......................................................             0              0
          Termination benefits ............................................             0              0
          Actuarial (gain) loss ...........................................           712         (2,529)
          Benefits paid ...................................................          (792)          (690)
          Gross curtailment gain ..........................................             0              0
                                                                                 --------       --------
          Projected benefit obligation at end of year .....................      $ 18,938       $ 17,665
                                                                                 ========       ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                          DECEMBER 31,
                                                                                                    -----------------------
                                                                                                      2000           1999
                                                                                                    --------       --------
                                                                                                         (IN THOUSANDS)
          Fair value of Plan assets at the beginning of year .................................      $ 28,278       $ 23,372
          Actual return on Plan assets .......................................................          (664)         5,596
          Employer contribution ..............................................................             0              0
          Benefits paid ......................................................................          (792)          (690)
                                                                                                    --------       --------
          Fair value of Plan assets as of actuarial date .....................................      $ 26,822       $ 28,278
                                                                                                    ========       ========
                                                                                                          DECEMBER 31,
                                                                                                    -----------------------
                                                                                                      2000           1999
                                                                                                    --------       --------
                                                                                                         (IN THOUSANDS)
          Actuarial present value of projected benefit obligation for service
            rendered to date .................................................................      $(18,938)      $(17,665)
          Plan assets at fair value as of the actuarial date .................................        26,822         28,278
                                                                                                    --------       --------
          Plan assets in excess of projected benefit obligation ..............................         7,884         10,613
          Unrecognized net gain from past experience different from that assumed
           and effects of changes in assumptions .............................................        (1,853)        (6,049)
          Prior service (cost) benefit not yet recognized in net periodic pension cost .......             0              0
          Unrecognized net asset at October 1, 1987, being recognized over 15 years ..........             0              0
                                                                                                    --------       --------
          Prepaid pension cost ...............................................................      $  6,031       $  4,564
                                                                                                    ========       ========

Net pension cost includes the following components:

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                 -----------------------------------
                                                                                  2000          1999          1998
                                                                                 -------       -------       -------
                                                                                             (IN THOUSANDS)
          Service cost benefits earned during the period ..................      $     0       $     0       $ 1,791
          Interest cost on projected benefit obligation ...................        1,353         1,287         1,443
          Expected return on plan assets ..................................       (2,511)       (2,076)       (1,814)
          Amortization of transition asset ................................            0             0          (268)
          Amortization of prior service costs .............................            0             0            68
          Amortization of unrecognized net gains and losses ...............         (309)            0            63
          Curtailment gain less termination benefits, and recognition
            of previously unrecognized deferred items .....................            0             0        (3,128)
                                                                                 -------       -------       -------
          Net periodic pension benefit (1) ................................      $(1,467)      $  (789)      $(1,845)
                                                                                 =======       =======       =======

         (1) Periodic pension benefit, excluding the curtailment gain, is included in employee compensation expense.

The actuarial assumptions used in accounting for the Plan were:

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                 -----------------------------------
                                                                                  2000          1999          1998
                                                                                 -------       -------       -------
          Weighted average discount rate ..................................         7.50%         7.50%         6.50%
          Rate of increase in future compensation levels ..................          N/A           N/A           N/A
          Expected long-term rate of return ...............................         9.00%         9.00%         9.00%

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Participant data at December 31, 2000, 1999 and 1998 was used for the actuarial assumption for the years ended December 31, 2000, 1999 and 1998. During the years ended December 31, 2000, 1999 and 1998, BankAtlantic funded $0, $0, and $652,000, respectively, to the plan.

401(k) Plan:

         BankAtlantic sponsors a defined contribution plan ("401(k) Plan") for all employees who have completed three months of service. Employees can contribute up to 14% of their salary, not to exceed $10,500 for 2000 and $10,000 for 1999 and 1998. For employees that fall within the highly compensated criteria, maximum contributions were 7% of salary. Effective October 1991, BankAtlantic's 401k Plan was amended to include only a discretionary match as deemed appropriate by the Board of Directors. Included in employee compensation and benefits on the consolidated statement of operations was $1.1 million, $205,000, and $225,000 of expenses and employer contributions related to the 401(k) Plan for the years ended December 31, 2000, 1999 and 1998, respectively. The discretionary match was 100% of the first 4% of an employee's contribution for the year ended December 31, 2000. The discretionary match was 25% of the first 4% of an employee's contribution during the years ended December 31, 1999 and 1998.

Ryan Beck Plans:

         RBCO sponsored defined contribution savings plans during the year ended December 31, 1998, and made contributions to those plans of $1.3 million during 1998. Effective April 1, 1999, RBCO suspended discretionary contributions to its Profit Sharing and 401(k) Savings Plan and began making comparable non-discretionary contributions to a new Money Purchase Savings Plan. At the same time, RBCO matching contribution was added to the Profit Sharing and 401(k) Savings Plan. RBCO's discretionary profit sharing contribution from January 1, 1999 to April 1, 1999 totaled $375,000. The non-discretionary matching contribution was dollar-for-dollar on the first 4% of 401(k) deferral contributions for salaried employees and the first 2.5% for Investment Consultants.

         RBCO's Money Purchase Plan contributions totaled $1.6 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively. RBCO matching contributions on eligible employees' 401(k) deferrals and profit sharing contributions were $560,000 and 336,000 during the years ended December 31, 2000 and 1999, respectively. The above contributions are included in compensation and benefits expense in the statements of operations.

14. COMMITMENTS AND CONTINGENCIES

        The Company is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2000, for the periods shown was (in thousands):

                  YEAR ENDING DECEMBER 31,   AMOUNT
                  ------------------------  --------
                  2001 ...................  $  7,572
                  2002 ...................     6,207
                  2003 ...................     5,128
                  2004 ...................     3,106
                  2005 ...................     1,785
                  Thereafter .............     5,973
                                            --------
                       Total .............  $ 29,771
                                            ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                       FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                                 -----------------------------------
                                                                                   2000          1999          1998
                                                                                 -------       -------       -------
          Rental expense for premises and equipment .......................      $ 9,683       $ 7,294       $ 6,658
                                                                                 =======       =======       =======
          Allowance for future rental payments on closed branches
          (included in other liabilities) .................................      $    75       $   271       $   409
                                                                                 =======       =======       =======

         The allowance for closed branches includes branches closed in prior periods, and those branches included in the restructuring plan (see Note 5).

         At December 31, 2000, BankAtlantic leased 692 ATM's of which 348 ATM's are associated with the restructuring charge (See Note 5). The remaining ATM's are located in BankAtlantic branch locations, cruise ships, Native American Reservation gaming facilities and various retail outlets.

         In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Financial instruments with off-balance sheet risk were:

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                   2000          1999
                                                                                 --------      --------
                                                                                     (IN THOUSANDS)
          Commitment to sell fixed rate residential loans .................      $    599      $  2,200
          Commitment to sell variable  rate residential loans .............             0        12,256
          Commitments to purchase mortgage backed securities ..............        11,564        49,816
          Forward contract to purchase mortgage-backed securities .........       225,163             0
          Commitments to purchase investment securities ...................             0        25,000
          Commitments to extend credit, including the undisbursed
            portion of loans in process ...................................       476,545       368,089
          Letters of credit ...............................................       187,596       152,663

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

         BankAtlantic is required to maintain average reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $40.6 million and $40.0 million at December 31, 2000 and 1999, respectively.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2000 BankAtlantic was in compliance with this requirement, with an investment of approximately $51.9 million in stock of the FHLB of Atlanta.

         Levitt is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

         St. Lucie West Utilities Inc, ("SLWUI") a wholly owned subsidiary of Levitt entered into a connection fee Guarantee Agreement with the St. Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by SLWUI to service outstanding bonds of the District. SLWUI has no underlying guarantee obligation in connection with the District Bonds.

         Upon the acquisition of RBCO, the Company became subject to the risks of investment banking. RBCO's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of RBCO and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose RBCO to off-balance-sheet risk, wherein the clearing broker may charge RBCO for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. RBCO seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker. RBCO does not utilize futures as a hedge against interest rate risk for its trading inventory or use derivatives in its trading activities.

15. REGULATORY MATTERS

         The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC Financial Corporation ("BFC") owns 8,296,890 shares of Class A common stock and 100% of Class B common stock which amounts to 36% of the Company's outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

         BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. BankAtlantic's ability to pay dividends to the Company is subject to regulatory approvals. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels. At December 31, 2000, BankAtlantic meets all capital adequacy requirements to which it is subject and is considered a well capitalized institution.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                          FOR CAPITAL           TO BE CONSIDERED
                                                     ACTUAL            ADEQUACY PURPOSES        WELL CAPITALIZED
                                               ------------------     -------------------     --------------------
                                                AMOUNT     RATIO       AMOUNT      RATIO       AMOUNT       RATIO
                                               --------   -------     --------    -------     --------     -------
(DOLLARS IN THOUSANDS)

AS OF DECEMBER 31, 2000:
Total risk-based capital ..................    $328,973    11.00%  >  $239,356  >   8.00%  >  $299,194   >  10.00%
                                                                   -            -          -             -
Tier I risk-based capital .................    $291,544     9.74%  >  $119,678  >   4.00%  >  $179,517   >   6.00%
                                                                   -            -          -             -
Tangible capital ..........................    $291,544     6.66%  >  $ 65,653  >   1.50%  >  $ 65,653   >   1.50%
                                                                   -            -          -             -
Core capital ..............................    $291,544     6.66%  >  $175,077  >   4.00%  >  $218,846   >   5.00%
                                                                   -            -          -             -
AS OF DECEMBER 31, 1999:
Total risk-based capital ..................    $339,322    13.30%  >  $204,091  >   8.00%  >  $255,144   >  10.00%
                                                                   -            -          -             -
Tier I risk-based capital .................    $307,270    12.04%  >  $102,045  >   4.00%  >  $153,068   >   6.00%
                                                                   -            -          -             -
Tangible capital ..........................    $307,270     7.71%  >  $ 59,778  >   1.50%  >  $ 59,778   >   1.50%
                                                                   -            -          -             -
Core capital ..............................    $307,270     7.71%  >  $159,407  >   4.00%  >  $199,259   >   5.00%
                                                                   -            -          -

         The Company's wholly owned subsidiary, RBCO is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that RBCO's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, RBCO, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by RBCO, not to exceed $1,000,000. At December 31, 2000, RBCO's regulatory net capital was approximately $8.1 million, which exceeded minimum net capital rule requirements by $7.1 million.

         RBCO operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, RBCO safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, RBCO is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2000.

16. STERLING PORTFOLIO

         Frances Scott, on behalf of herself and all others similarly situated brought this action against Mayflower Home Improvement Corp., EquiCredit Corporation of America, Bernard Perry, Gino Ciuffetelli, Hyman Beyer, Jeffrey Beyer, Bruce Beyer, MNC Credit Corp., Shawmut Bank, First Tennessee Bank, CIT Group/Credit Finance, Inc., Security Pacific Financial Services, Inc., Jerome Goldman, BankAtlantic, FSB., Michael Bisceglia and Gerald Annabel, in the Superior Court of New Jersey, Passaic County and was commenced on April 6, 1995. This action is a class action on behalf of the named and unnamed plaintiffs who may have obtained loans from dealers who subsequently sold the loans to financial institutions, including BankAtlantic. The action seeks, among other things, recision of the loan agreements and damages. In January 2000, plaintiff filed an amended complaint with the trial court, identifying two new named plaintiffs whose potential claims were not barred by the statute of limitations and stating causes of action under various New Jersey Acts and Regulations. The class as presently defined for the Company consists of 529 loans having original principal balances of $11.7 million. Through December 31, 2000, $4.3 million of such loans had been charged-off and $558,000 remained outstanding. The court conducted a number of settlement discussions which resulted in a preliminary settlement agreement. Subject to final documentation and court approval, the parties have agreed to a settlement pursuant to which the Company will pay approximately $592,500 for class benefits and attorneys fees and will provide $511,000 in principal reductions on loans which are currently carried on the Bank's books.

         The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales and underwriting, lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters. None of this litigation is other than in the ordinary course of business.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. PARENT COMPANY FINANCIAL INFORMATION

         Condensed Statements of Financial Condition at December 31, 2000 and 1999 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 2000 are shown below. (in thousands):


                                                                                      ------------------------------
                                                ASSETS                                   2000                 1999
                                                                                      ----------          ----------
Cash deposited at  BankAtlantic ............................................          $    3,172          $    7,876
Investment securities ......................................................              45,865              39,237
Loan receivable from subsidiary ............................................                   0              10,000
Investment in BankAtlantic .................................................             401,452             372,386
Investment in subsidiaries and joint ventures ..............................              50,349              46,003
Due from BankAtlantic ......................................................                   0               5,704
Other assets ...............................................................               5,777              10,358
                                                                                      ----------          ----------
          Total assets .....................................................          $  506,615          $  491,564
                                                                                      ==========          ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated debentures, subordinated debentures and other borrowings          $  251,169          $  249,214
Other liabilities ..........................................................               6,625               6,464
                                                                                      ----------          ----------
Total liabilities ..........................................................             257,794             255,678
Stockholders' equity: ......................................................             248,821             235,886
                                                                                      ----------          ----------
          Total liabilities and stockholders' equity .......................          $  506,615          $  491,564
                                                                                      ==========          ==========

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                        ---------------------------------------
                           CONDENSED STATEMENTS OF OPERATIONS                              2000           1999           1998
                                                                                        ---------      ---------      ---------
Dividends from subsidiaries .......................................................     $  23,404      $  23,440      $  22,025
Interest income on repurchase agreements and deposits at BankAtlantic .............           538            235          1,096
Interest income on loans and investments ..........................................           667          3,821          1,055
                                                                                        ---------      ---------      ---------
         Total interest income ....................................................        24,609         27,496         24,176
Interest expense on subordinated debentures, junior subordinated debentures
  and other borrowings ............................................................        20,808         19,044         18,091
                                                                                        ---------      ---------      ---------
   Net interest income ............................................................         3,801          8,452          6,085
Management fee income from RBCO ...................................................             0            604              0
Securities activity, net ..........................................................         1,506            381         (1,240)
Compensation in connection with corporate merger ..................................        (1,320)             0              0
Other expenses, net ...............................................................          (400)          (350)          (495)
                                                                                        ---------      ---------      ---------
Income before extraordinary items, income tax benefit and undistributed earnings
  of subsidiaries .................................................................         3,587          9,087          4,350

Income tax benefit ................................................................         6,859          4,955          6,572
                                                                                        ---------      ---------      ---------
Income before extraordinary items and undistributed earnings of subsidiaries ......        10,446         14,042         10,922
Extraordinary items, net of tax ...................................................         7,948              0              0
                                                                                        ---------      ---------      ---------
Income before undistributed earnings of subsidiaries ..............................        18,394         14,042         10,922
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic ..        (1,251)           237           (342)
Equity in income (loss) from BankAtlantic's continuing operations .................         6,902         14,513           (394)
Equity in income (loss) from BankAtlantic's discontinued operations ...............           669          2,077        (18,220)
                                                                                        ---------      ---------      ---------
          Net income (loss) .......................................................     $  24,714      $  30,869      $  (8,034)
                                                                                        =========      =========      =========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                         ---------------------------------------
(In thousands)                                                                              2000          1999           1998
                                                                                         ---------      ---------      ---------
OPERATING ACTIVITIES:
  Income from continuing operations ................................................     $  16,097      $  28,792      $  10,186
  Income from discontinued operations ..............................................           669          2,077        (18,220)
  Income from extraordinary items ..................................................         7,948              0              0
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES:
  Equity in net undistributed (earnings) loss of BankAtlantic and other subsidiaries        (6,320)       (16,827)        18,956
  Amortization and accretion, net ..................................................         1,559            700            792
  Other than temporary impairment ..................................................           630              0          2,136
  Gains on sales of securities available for sale ..................................        (1,506)          (381)           (62)
  Trading activities, net ..........................................................             0              0          6,193
  Increase (decrease) in other liabilities .........................................        (3,490)         2,977          1,096
  Decrease (increase) in receivable (payable) from (to) BankAtlantic ...............         5,704         (5,047)          (696)
  Decrease (increase) in other assets ..............................................          (480)            47             86
                                                                                         ---------      ---------      ---------
  Net cash provided (used) by operating activities .................................        20,811         12,338         20,467
                                                                                         ---------      ---------      ---------
INVESTING ACTIVITIES:
  Loans originated to subsidiaries .................................................             0              0        (10,000)
  Principal reduction on loans .....................................................        10,000              0          6,275
  Investment and advances to joint ventures ........................................             0              0        (10,696)
  Additional investment in BankAtlantic ............................................             0              0        (17,325)
  Additional investment in RBCO ....................................................        (5,000)             0              0
  Repayment of joint venture advances ..............................................             0         10,499              0
  Purchase of securities ...........................................................        (2,106)       (19,184)       (12,030)
  Proceeds from sales of  securities ...............................................         8,649          2,794            603
                                                                                         ---------      ---------      ---------
  Net cash provided (used) by investing activities .................................        11,543         (5,891)       (43,173)
                                                                                         ---------      ---------      ---------
FINANCING ACTIVITIES:
  Issuance of common stock upon exercise of options ................................         2,169            673          1,584
  Issuance of Class A restricted common stock ......................................           178          1,084            584
  Issuance of stock options to nonemployees ........................................             0             69              0
  Common stock dividends paid ......................................................        (4,024)        (3,935)        (3,620)
  Proceeds from borrowings .........................................................        54,801              0              0
  Retirement of subordinated debentures ............................................       (53,896)             0              0
  Payments to acquire and retire publicly held Class B Common Stock ................       (31,923)             0              0
  Payment to acquire and retire common stock .......................................        (4,363)        (9,958)       (10,860)
                                                                                         ---------      ---------      ---------
  Net cash used by financing activities ............................................       (37,058)       (12,067)       (12,312)
                                                                                         ---------      ---------      ---------
  Decrease in cash and cash equivalents ............................................        (4,704)        (5,620)       (35,018)
  Cash and cash equivalents at beginning of period .................................         7,876         13,496         48,514
                                                                                         ---------      ---------      ---------
  Cash and cash equivalents at end of period .......................................     $   3,172      $   7,876      $  13,496
                                                                                         =========      =========      =========

                                                                     (CONTINUED)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(In thousands)                                                                              2000          1999           1998
                                                                                         ---------      ---------      ---------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Interest paid ...................................................................      $  20,641      $  20,780      $  18,541
  Issuance of Class A common stock upon acquisitions ..............................            178          1,084         41,862
  Issuance of Class A common stock upon acquisition of other securities ...........              0          5,000              0
  Issuance of common stock options upon acquisition of RBCO .......................              0              0          1,582
  Common stock dividends declared and not paid until subsequent period ............            914          1,067            997
  Increase in equity for the tax effect related to the exercise of stock options ..            100            141            709
  Increase (decrease) in stockholders' equity from net unrealized appreciation
    (depreciation) on debt securities available for sale by BankAtlantic, less
    related deferred income taxes .................................................         28,575        (30,571)         2,902
  Issuance of Class A common stock upon conversion of subordinated debentures .....             34             30          5,729

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. SELECTED QUARTERLY RESULTS (Unaudited)

         The following tables summarize the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands except share and per share data):

                                                        FIRST          SECOND           THIRD          FOURTH
                        2000                           QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                        ----                        ------------    ------------    ------------    ------------    ------------
Interest income ................................    $     77,224    $     80,146    $     85,038    $     85,483    $    327,891
Interest expense ...............................          47,172          50,457          55,715          56,668         210,012
                                                    ------------    ------------    ------------    ------------    ------------
Net interest income ............................          30,052          29,689          29,323          28,815         117,879
Provision for loan losses ......................          10,787           4,533           6,696           7,116          29,132
                                                    ------------    ------------    ------------    ------------    ------------
Net interest income after provision for loan
   losses ......................................          19,265          25,156          22,627          21,699          88,747
                                                    ------------    ------------    ------------    ------------    ------------
Income before income taxes .....................           6,113           7,464           2,590          11,537          27,704
                                                    ------------    ------------    ------------    ------------    ------------
Income from continuing operations ..............           3,681           5,003           1,199           6,214          16,097
Income from discontinued operations ............               0             259             165             245             669
Extraordinary item, net of taxes ...............           3,466               0           3,966             516           7,948
                                                    ------------    ------------    ------------    ------------    ------------
Net income .....................................    $      7,147    $      5,262    $      5,330    $      6,975    $     24,714
                                                    ============    ============    ============    ============    ============
Class A basic earnings per share from continuing
   operations ..................................    $       0.09    $       0.12    $       0.03    $       0.17    $       0.42
Class A basic earnings per share from
   discontinued operations .....................            0.00            0.01            0.01            0.01            0.02
Class A basic earnings per share from
   extraordinary items .........................            0.09            0.00            0.10            0.01            0.20
                                                    ------------    ------------    ------------    ------------    ------------
Class A basic earnings per share ...............    $       0.18    $       0.13    $       0.14    $       0.19    $       0.64
                                                    ============    ============    ============    ============    ============
Class B basic earnings  per share from
   continuing operations .......................    $     401.44    $     548.46    $     106.19    $     764.03    $   1,804.04
Class B basic earnings  per share from
   discontinued operations .....................            0.00           28.39           19.04           30.14           75.74
Class B basic earnings per share from
   extraordinary items .........................          377.99            0.00          457.63           63.46          907.14
                                                    ------------    ------------    ------------    ------------    ------------
Class B basic earnings per share ...............    $     779.43    $     576.85    $     582.86    $     857.63    $   2,786.92
                                                    ============    ============    ============    ============    ============
Class A diluted earnings  per share from
   continuing operations .......................    $       0.09    $       0.11    $       0.03    $       0.14    $       0.38
Class A diluted earnings per share from
   discontinued operations .....................            0.00            0.00            0.01            0.01            0.01
Class A diluted earnings per share from
   extraordinary items .........................            0.06            0.00            0.10            0.01            0.15
                                                    ------------    ------------    ------------    ------------    ------------
Class A diluted earnings per share ............     $       0.15    $       0.11    $       0.14    $       0.16    $       0.54
                                                    ============    ============    ============    ============    ============
Class B diluted earnings per share from
   operations ..................................    $     387.26    $     543.54    $     103.64    $     673.06    $   1,782.98
Class B diluted earnings per share from
   discontinued  operations ....................            0.00           20.31           18.86           21.84           53.82
Class B diluted earnings per share from
   extraordinary items .........................          264.06            0.00          453.53           46.01          644.57
                                                    ------------    ------------    ------------    ------------    ------------
Class B diluted earnings  per share ............    $     651.32    $     563.85    $     576.03    $     740.91    $   2,481.37
                                                    ============    ============    ============    ============    ============

Basic weighted average number of common
   Class A shares outstanding ..................      31,499,608      31,546,061      31,588,054      31,605,840      31,560,093
                                                    ============    ============    ============    ============    ============
Basic weighted average number of common
   Class B shares outstanding ..................            2.06            2.00            1.53            1.00            1.65
                                                    ============    ============    ============    ============    ============
Diluted weighted average number of common
   Class A shares outstanding ..................      48,586,052      47,194,152      31,722,395      45,285,849      47,126,250
                                                    ============    ============    ============    ============    ============
Diluted weighted average number of common
   Class B shares outstanding ..................            2.16            2.11            1.58            1.00            1.71
                                                    ============    ============    ============    ============    ============

         Income from continuing operations during the first quarter was adversely affected by increased provision for loan losses resulting from historical loss experiences in small business and consumer loan portfolios. Income from continuing operations during the third quarter was affected by losses from Ryan, Beck operations and compensation expense recognized in connection with the corporate transaction.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                        FIRST          SECOND           THIRD          FOURTH
                        1999                           QUARTER         QUARTER         QUARTER         QUARTER         TOTAL
                        ----                        ------------    ------------    ------------    ------------    ------------
Interest income ................................    $     66,412    $     73,531    $     73,224    $     72,770    $    285,937
Interest expense ...............................          38,744          42,974          43,489          43,464         168,671
                                                    ------------    ------------    ------------    ------------    ------------
Net interest income ............................          27,668          30,557          29,735          29,306         117,266
Provision for loan losses ......................           5,164           5,669           8,223          11,602          30,658
                                                    ------------    ------------    ------------    ------------    ------------
Net interest income after provision for loan
   losses ......................................          22,504          24,888          21,512          17,704          86,608
                                                    ------------    ------------    ------------    ------------    ------------
Income before income taxes .....................          13,678          13,902          14,732           4,586          46,898
                                                    ------------    ------------    ------------    ------------    ------------
Income from continuing operations ..............           8,171           8,629           8,890           3,102          28,792
Income from discontinued operations ............               0             801             373             903           2,077
                                                    ------------    ------------    ------------    ------------    ------------
Net income .....................................    $      8,171    $      9,430    $      9,263    $      4,005    $     30,869
                                                    ============    ============    ============    ============    ============
Class A basic earnings per share from
   continuing operations .......................    $       0.20    $       0.22    $       0.22    $       0.08    $       0.72
Class A basic earnings per share from
   discontinued operations .....................            0.00            0.02            0.01            0.02            0.05
                                                    ------------    ------------    ------------    ------------    ------------
Class A basic earnings per share ...............    $       0.20    $       0.24    $       0.23    $       0.10    $       0.77
                                                    ============    ============    ============    ============    ============
Class B basic earnings per share from
  continuing operations ........................    $     917.65    $     974.46    $     985.51    $     334.79    $   3,202.46
Class B basic earnings per share from
  discontinued operations ......................            0.00           89.19           41.40           98.22          229.26
                                                    ------------    ------------    ------------    ------------    ------------
Class B basic earnings per share ...............    $     917.65    $   1,063.65    $   1,026.91    $     433.01        3,431.72
                                                    ============    ============    ============    ============    ============
Class A diluted earnings per share from
  continuing operations ........................    $       0.16    $       0.17    $       0.18    $       0.08    $       0.59
Class A diluted earnings per share from
  discontinued operations ......................            0.00            0.01            0.00            0.01            0.03
                                                    ------------    ------------    ------------    ------------    ------------
Class A diluted earnings per share .............    $       0.16    $       0.18    $       0.18    $       0.09    $       0.62
                                                    ============    ============    ============    ============    ============
Class B diluted earnings per share from
  continuing operations ........................    $     766.72    $     804.54    $     811.57    $     326.58    $   2,757.24
Class B diluted earnings per share from
 discontinued operations .......................            0.00           60.54           28.14           97.06          156.43
                                                    ------------    ------------    ------------    ------------    ------------
Class B diluted earnings per share .............    $     766.72    $     865.08    $     839.71    $     423.64    $   2,913.67
                                                    ============    ============    ============    ============    ============

Basic weighted average number of common
  Class A shares outstanding ...................      30,697,706      30,385,075      30,583,412      31,432,522      30,776,168
                                                    ============    ============    ============    ============    ============
Basic weighted average number of common
  Class B shares outstanding ...................            2.12            2.12            2.11            2.10            2.12
                                                    ============    ============    ============    ============    ============
Diluted weighted average number of common
  Class A shares outstanding ...................      48,938,221      48,580,788      48,762,287      49,303,186      48,856,323
                                                    ============    ============    ============    ============    ============
Diluted weighted average number of common
  Class B shares outstanding ...................            2.28            2.27            2.25            2.21            2.26
                                                    ============    ============    ============    ============    ============

         Income during the fourth quarter was adversely affected by a continuing increase in the provision for loan losses resulting from small business and consumer charge-offs and delinquency trends.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

         Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

         The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for national historical prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs. For adjustable rate loans, the fair value is estimated at book value after adjusting for credit risk inherent in the loan. Interest rate risk for adjustable rate loans is considered insignificant since the majority of BankAtlantic's adjustable rate loans are based on prime rates or one year Constant Maturity Treasuries ("CMT") rates and adjust monthly or generally not greater than annually.

         Fair values of non-performing loans are based on the assumption that on a non-interest received status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

         The book value of tax certificates approximates market value. Fair value of mortgage-backed and investment securities is estimated based on bid prices available from security dealers.

         Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, should be considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.

         The book value of securities sold under agreements to repurchase approximates fair value.

         The fair value of advances from FHLB is based on discounted cash flows for comparable terms to maturity, interest rates and issuer credit standing.

         The fair value of convertible subordinated debentures and guaranteed preferred beneficial interests in the Company's junior subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, notes payable and brokerage margin account were based on discounted value of contractual cash flows at a market discount rate.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The following table presents information for the Company's financial instruments at December 31, 2000 and 1999 (in thousands):

                                                                          DECEMBER 31, 2000                DECEMBER 31, 1999
                                                                    -----------------------------     -----------------------------
                                                                      CARRYING           FAIR           CARRYING           FAIR
                                                                       AMOUNT            VALUE           AMOUNT            VALUE
                                                                    ------------     ------------     ------------     ------------
Financial assets:
  Cash and other short term investments .......................     $     86,693     $     86,693     $     90,383     $     90,383
  Securities available for sale ...............................          839,010          839,010          818,308          818,308
  Trading securities ..........................................           43,557           43,557           23,311           23,311
  Investment securities .......................................          383,619          387,971          113,000          113,000
  Loans receivable including loans held for sale, net .........        2,853,804        2,883,810        2,689,708        2,677,483
Financial liabilities:
  Deposits ....................................................     $  2,234,485     $  2,185,471     $  2,027,892     $  1,958,736
  Securities sold under agreements to repurchase and federal
    funds purchased ...........................................          669,202          669,202          429,123          429,123
  Advances from FHLB ..........................................        1,038,801        1,035,334        1,098,186        1,068,691
  Subordinated debentures and notes payable ...................          224,358          201,708          228,773          181,638
  Guaranteed preferred beneficial interests in Company's
    junior subordinated debentures ............................           74,750           54,194           74,750           52,325

         The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (see Note 14 for the contractual amounts of BankAtlantic's financial instrument commitments)

DERIVATIVES

         The primary derivatives utilized by the Company during the year ended December 31, 2000 were interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price.

         The Company uses interest rate swap contracts to manage its interest rate risk. During the year ended December 31, 2000, the Company created fair value hedges by entering into various interest rate swap contracts to convert designated fixed rate time deposits to a one-month LIBOR interest rate. The interest rate swaps are accounted for as synthetic alterations. The net interest receivable or payable on the interest rate swap contracts was accrued and recognized as an adjustment to interest expense in the Company's Statement of Operations for the year ended December 31, 2000. Additionally, at December 28, 2000, the Company entered into interest rate swap contracts in order to create a cash flow hedge associated with future originations of money market deposit accounts.

         The following table outlines the notional amount and fair value of the Company's interest rate swaps outstanding at December 31, 2000: (in thousands)

                                                                                PAYING         RECEIVING
                                              NOTIONAL                       INDEX/FIXED      INDEX/FIXED     TERMINATION
                                               AMOUNT         FAIR VALUE        AMOUNT           AMOUNT           DATE
                                             ----------       ----------    ------------      -----------     -----------
Five year callable receive fixed swaps       $   30,000      $  1,660        3 mo. LIBOR         7.13%         01/16/2006
One year receive fixed swaps                 $   75,000      $    278        1 mo. LIBOR         6.83%         04/28/2001
One year callable receive fixed swaps        $   30,000      $    111        1 mo. LIBOR         7.10%         07/08/2001
Two year callable receive fixed swaps        $  150,000      $  1,895        1 mo. LIBOR         7.05%         03/09/2002
Three year pay fixed swaps                   $   30,000      $     47           5.82%         3 mo. LIBOR      12/28/2003

         The method used to estimate the fair value of the interest rate swaps was discounted cash flows of the net change between the paying index and the receiving index.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value. Included in other assets in the Statement of Financial Condition at December 31, 2000 and gains on trading securities and securities available for sale in the Statement of Operations was a $316,000 unrealized gain associated with the above forward contract.

20. ACQUISITIONS

         In December 1999, Levitt Corporation (formerly known as BankAtlantic Development Corporation) acquired Levitt and Sons. Levitt and Sons is primarily a home-builder and secondarily develops rental apartments exclusively in Florida. Levitt and Sons was acquired for $27.0 million in cash and assumed debt in an acquisition accounted for under the purchase method of accounting.

         The fair value of assets acquired and liabilities assumed in connection with the acquisition of Levitt and Sons effective December 31, 1999 is as follows (in thousands):

                                                                            LEVITT
                                                                          ----------
         Cash acquired .........................................          $    1,023
         Loans receivable, net .................................                 548
         Loans receivable at BankAtlantic ......................             (20,652)
         Real estate held for development and sale .............              73,908
         Investments in real estate joint ventures .............               3,005
         Deferred tax asset, net ...............................               8,105
         Other assets ..........................................                 992
         Deposits at BankAtlantic ..............................               4,430
         Notes payable .........................................             (30,405)
         Other liabilities .....................................             (13,954)
                                                                          ----------
         Cash paid to shareholder ..............................          $   27,000
                                                                          ==========

         Levitt Corporation funded the cash paid to Levitt and Sons' shareholder through BankAtlantic's capital contributions and a $15.0 million term loan from an unrelated financial institution.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         On June 28, 1999, RBCO acquired the assets of Southeast Research Partners, Inc. for consideration consisting of 154,496 shares of restricted Class A common stock and $875,000 of cash. The assets of Southeast Research Partners primarily consisted of fixed assets with a fair value of $160,000. The goodwill from the acquisition, approximately $1.7 million, is tax deductible and will be amortized over its estimated useful life of 15 years. Proforma information relating to Southeast Research Partners is not presented due to lack of significance.

         In June 2000 and 1999, pursuant to the February 1998 acquisition agreement under which RBCO acquired Cumberland Advisors, the Company issued 55,239 and 40,968 shares of Class A common stock and made a cash payment of $210,000 and $266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. The Class A common stock is subject to restrictions prohibiting transfers for two years. The $2.6 million goodwill associated with the Cumberland entities is amortized on a straight line basis over 15 years.

         Effective March 1, 1998, the Company acquired LTI, a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of Class A common stock and $300,000 in cash in a merger accounted for under the purchase method of accounting. The results of LTI are included in the Company's results of Operations since March 1, 1998. The Company amortizes $7.9 million of goodwill from the transaction over 25 years on a straight line basis. The Class A common stock received by the LTI shareholders was subject to restrictions prohibiting transfers for periods ranging from one to three years. Proforma information relating to LTI is not presented due to lack of significance.

         On June 30, 1998 the Company acquired RBCO through a merger in which all of RBCO's outstanding shares of common stock were acquired in exchange for shares of the Company's Class A common stock in an acquisition accounted for under the purchase method of accounting. Results of operations of RBCO are included as of July 1, 1998. RBCO is operated as an autonomous independent wholly owned subsidiary under RBCO's management. The $22.5 million of goodwill associated with the RBCO acquisition is amortized on a straight line basis over 25 years.

21. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

         Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                                                              FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                         ------------------------------
                                                                                            2000                1999
                                                                                         ----------          ----------
         Land and land development costs ......................................          $   87,989          $   88,699
         Construction costs ...................................................              15,254              15,723
         Other costs ..........................................................               4,775                 593
         Equity investments in Joint Ventures .................................               7,559               6,407
         Loans to joint ventures ..............................................              29,125              33,647
         Other ................................................................               3,053               4,895
                                                                                         ----------          ----------
           Total ..............................................................          $  147,755          $  149,964
                                                                                         ==========          ==========

         The Company had commitments to loan an additional $17.2 million to joint ventures at December 31, 2000.

         Levitt, invests in various real estate joint ventures. These joint ventures are in various stages of development and required equity investments by Levitt at the inception of the project of 44.5% - 90% of the total venture equity with profit sharing of 40% - 50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. Such lending activities have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The components of gains on sales of real estate developed for resale were as follows:

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------------
         (IN THOUSANDS)                                                      2000               1999               1998
                                                                          ---------          ---------          ---------
         Sales of real estate ..................................          $ 100,322          $  18,499          $  13,229
         Cost of sales on real estate ..........................             78,246              9,438              7,174
                                                                          ---------          ---------          ---------
         Gains on sales of real estate .........................          $  22,076          $   9,061          $   6,055
                                                                          =========          =========          =========

         The Condensed Statements of Financial Condition and Condensed Statements of Operations for joint ventures is as follows for December 31, 2000 and 1999: (unaudited)

         (IN THOUSANDS)                                                                     2000                1999
                                                                                         ----------          ----------
         Statement of Financial Condition as of December 31
         Real estate assets ...................................................          $   50,455          $   62,083
         Other assets .........................................................               9,460               8,215
                                                                                         ----------          ----------
            Total Assets ......................................................          $   59,915          $   70,298
                                                                                         ==========          ==========

         Due to BankAtlantic ..................................................          $   27,743          $   30,508
         Notes payable ........................................................               5,605              21,796
         Other liabilities ....................................................              11,444               6,864
                                                                                         ----------          ----------
            Total Liabilities .................................................              44,792              59,168

         Partners' capital ....................................................              15,123              11,130
                                                                                         ----------          ----------
         Total Liabilities and Equity .........................................          $   59,915          $   70,298
                                                                                         ==========          ==========

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                             2000               1999              1998
                                                                          ---------          ---------          ---------
         STATEMENT OF OPERATIONS(1).............................
         Revenues ..............................................          $  74,487          $   6,639          $     253
         Selling, general and administrative expenses ..........             68,055              3,866                609
                                                                          ---------          ---------          ---------
         Net income ............................................          $   6,432          $   2,773          $    (356)
                                                                          =========          =========          =========
         Company's share of income included in other non-interest
            income .............................................          $   1,141          $     809          $    (257)
                                                                          =========          =========          =========

         (1) 1999 and 1998 amounts do not include real estate joint ventures acquired in the Levitt acquisition.

22. RELATED PARTY

During 1998, Levitt entered into an agreement with the Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby the Abdo Companies receive monthly management fees from Levitt Corporation, plus 10% of the BankAtlantic share of the joint venture profits after a 15% return on equity, as defined, to be determined on a cumulative basis. BFC Financial Corporation ("BFC"), received management fees in connection with providing accounting, general and administrative services to Levitt. Management fees to related parties for the years ended December 31, 2000, 1999 and 1998 consisted of:

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------------------
                                                                             2000               1999               1998
                                                                          ---------          ---------          ---------
         Abdo Companies ........................................          $ 475,136          $ 600,000          $ 200,000
         BFC ...................................................             80,000             80,000             25,000
                                                                          ---------          ---------          ---------
                                                                          $ 555,136          $ 680,000          $ 225,000
                                                                          =========          =========          =========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company is an investor in Seisint, Inc. ("Seisint"), of which Dale Renner, Director of the Company, is President. Seisint owns 848,364 shares of the Company's Class A stock. Both Alan B. Levan and John E. Abdo serve as directors of Seisint and each own direct and indirect interests in shares of Seisint Common Stock. The Company and its affiliates collectively own approximately 11% of Seisint's outstanding Common Stock. Seisint also serves as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $368,000 were paid to Seisint for its services.

         During 2000, the Company invested $1.2 million in two private limited partnerships managed by BFC Financial Corporation. During 2000, approximately $9.8 million of capital was raised by these partnerships, $3.8 million of which was provided by independent third parties. Both Alan B. Levan and John E. Abdo each own direct and indirect interests in these partnerships. The Company has a 12.5% equity interest in two partnerships, and together with its affiliates, collectively own approximately 61% of the partnerships. The investments in the limited partnerships were included in the consolidated financial statements of the Company.

23 SEGMENT REPORTING

         Management reports the results of operations of the Company through six operating segments. The operating segments are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net contribution calculated for the six operating segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

         The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT                 OPERATING SEGMENTS AGGREGATED
------------------                 -----------------------------
Capital Markets                    Investments, tax certificates, residential loan purchases, CRA lending and real estate capital services

Commercial Banking                 Commercial lending, syndications, international, lease finance and trade finance

Community Banking                  Indirect and direct consumer lending, small business lending and ATM operations

Levitt Corporation                 Real estate and joint venture operations

Ryan Beck                          Investment banking and brokerage operations

Parent Company                     Costs of acquisitions, financing of acquisitions and equity investments

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three years ended December 31, 2000:

                                                 BANK OPERATIONS
                                 -----------------------------------------
                                   CAPITAL        COMMERCIAL     COMMUNITY      LEVITT                     PARENT        SEGMENT
(in thousands)                     MARKETS         BANKING        BANKING    CORPORATION    RYAN, BECK     COMPANY        TOTAL
                                 -----------     -----------     ---------   -----------    ----------    --------     -----------
2000
Interest income .............    $   178,229     $   116,196     $  33,238     $   2,264     $  2,151     $  1,206     $   333,284
Interest expense and
overhead ....................       (145,565)        (68,030)      (20,229)       (1,315)        (551)     (22,990)       (258,680)
Provision for loan losses ...           (449)        (15,866)      (12,817)            0            0            0         (29,132)
Non-interest income .........            731           2,359        11,693        29,670       52,133        2,916          99,502
Depreciation and
amortization ................         (1,870)            654          (239)          (78)      (1,677)      (2,946)         (6,156)
Segment profits and losses
 before taxes ...............         27,474          27,756        (9,595)       10,163        1,849      (27,287)         30,360
Provision for income taxes ..          9,576           9,982        (3,626)        3,208          982       (7,534)         12,588
                                 -----------     -----------     ---------     ---------     --------     --------     -----------
Segment net income (loss) ...    $    17,898     $    17,774     $  (5,969)    $   6,955     $    867     $(19,753)    $    17,772
                                 ===========     ===========     =========     =========     ========     ========     ===========

Segment average assets ......    $ 2,484,625     $ 1,173,581     $ 350,973     $ 157,090     $ 43,890     $ 88,844     $ 4,299,003
                                 ===========     ===========     =========     =========     ========     ========     ===========
Equity method investments
 included in total assets ...    $         0     $         0     $       0     $   7,559     $      0     $  1,500     $     9,059
                                 ===========     ===========     =========     =========     ========     ========     ===========
Expenditures for  segment
  assets ....................    $        35     $        14     $     201     $       0     $    800     $      0     $     1,050
                                 ===========     ===========     =========     =========     ========     ========     ===========
1999
Interest income .............    $   159,855     $    85,257     $  38,728     $   1,702     $  1,589     $  4,052     $   291,183
Interest expense and
overhead ....................       (120,259)        (43,337)      (19,997)       (1,001)        (903)     (19,370)       (204,867)
Provision for loan losses ...           (258)         (3,017)      (27,383)            0            0            0         (30,658)
Non-interest income .........          3,293           4,550        12,062        10,874       50,595          984          82,358
Depreciation and
amortization ................         (2,327)          1,079          (715)          (14)      (1,129)      (3,204)         (6,310)
Segment profits and losses
 before taxes ...............         36,918          36,815       (16,192)        5,600        3,806      (20,049)         46,898
Provision for income taxes ..         14,180          14,528        (6,616)        1,568        1,487       (7,041)         18,106
                                 -----------     -----------     ---------     ---------     --------     --------     -----------
Segment net income (loss) ...    $    22,738     $    22,287     $  (9,576)    $   4,032     $  2,319     $(13,008)    $    28,792
                                 ===========     ===========     =========     =========     ========     ========     ===========

Segment average assets ......    $ 2,335,055     $   914,101     $ 421,556     $  73,346     $ 38,433     $ 89,489     $ 3,871,980
                                 ===========     ===========     =========     =========     ========     ========     ===========
Equity method investments
 included in total assets ...    $         0     $         0     $       0     $   5,724     $      0     $  2,130     $     7,854
                                 ===========     ===========     =========     =========     ========     ========     ===========
Expenditures for  segment
  assets ....................    $        17     $         8     $       1     $       0     $  1,692     $      0     $     1,718
                                 ===========     ===========     =========     =========     ========     ========     ===========
1998
Interest income .............    $   150,107     $    63,515     $  39,740     $     863     $    637     $  2,150     $   257,012
Interest expense and
overhead ....................       (128,628)        (39,582)      (24,652)         (337)        (465)     (15,720)       (209,384)
Provision for loan losses ...           (195)         (4,525)      (17,068)            0            0            0         (21,788)
Non-interest income .........          6,301           2,727         9,010         6,139       17,092       (1,238)         40,031
Depreciation and
amortization ................         (4,315)            135          (367)            0         (420)      (1,811)         (6,778)
Segment profits and losses                                                                                                       0
  before taxes ..............         27,264          17,033        (5,505)        1,223        1,121      (21,859)         19,277
Provision for income taxes ..         11,263           7,269        (2,564)         (232)         435       (8,516)          7,655
                                 -----------     -----------     ---------     ---------     --------     --------     -----------
Segment net income (loss) ...    $    16,001     $     9,764     $  (2,941)    $   1,455     $    686     $(13,343)    $    11,622
                                 ===========     ===========     =========     =========     ========     ========     ===========

Segment average assets ......    $ 2,173,369     $   669,477     $ 417,042     $  38,618     $ 35,861     $ 99,640     $ 3,434,007
                                 ===========     ===========     =========     =========     ========     ========     ===========
Equity method investments
  included in total assets ..    $         0     $         0     $       0     $   7,281     $  2,000     $ 20,758     $    30,039
                                 ===========     ===========     =========     =========     ========     ========     ===========
Expenditures for  segment
  assets ....................    $        36     $        21     $     251     $       0     $     43     $      0     $       351
                                 ===========     ===========     =========     =========     ========     ========     ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The differences between segment average assets and consolidated average assets, segment interest income and consolidated interest income, segment non-interest income and consolidated non-interest income and segment profits and consolidated net income are as follows:

         (in thousands)                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------------
                                                                            2000                 1999                 1998
                                                                        ------------         ------------         ------------
         AVERAGE ASSETS
         Average  assets for reportable segments ...............        $  4,299,003         $  3,871,980         $  3,434,007
         Average assets in discontinued operations .............                   0               21,942               56,749
         Average assets in overhead ............................              94,375              121,912               94,713
                                                                        ------------         ------------         ------------
         Total average consolidated assets .....................        $  4,393,378         $  4,015,834         $  3,585,469
                                                                        ============         ============         ============

         NONINTEREST INCOME
          Total non-interest income for reportable segments ....        $     99,502         $     82,358         $     40,031
         Items included in interest expense and overhead:
          Transaction fee income ...............................              13,661               14,172               12,589
          Gains (losses) on sales of property and equipment ....                 874                2,005                  (11)
          Other deposit related fees ...........................               2,127                1,534                4,271
                                                                        ------------         ------------         ------------
         Total consolidated non-interest income ................        $    116,164         $    100,069         $     56,880
                                                                        ============         ============         ============

         INTEREST INCOME
         Total interest income for reportable segments .........        $    333,284         $    291,183         $    257,012
         Deferred interest income on real estate activities ....              (4,168)              (3,956)                (746)
         Elimination entries ...................................              (1,225)              (1,290)              (2,128)
                                                                        ------------         ------------         ------------
         Total consolidated interest income ....................        $    327,891         $    285,937         $    254,138
                                                                        ============         ============         ============

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------------
                                                                            2000                 1999                 1998
                                                                        ------------         ------------         ------------
         SEGMENT PROFITS
         Total segment profits before taxes for reportable
          segments .............................................        $     30,360         $     46,898         $     19,277
         Restructuring charges .................................              (2,656)                   0               (2,565)
                                                                        ------------         ------------         ------------
                                                                              27,704               46,898               16,712
                                                                        ------------         ------------         ------------
         Total provision for income taxes for reportable
          segments .............................................              12,588               18,106                7,655
         Provision for income taxes on restructuring charges ...                 981                    0                1,129
                                                                        ------------         ------------         ------------
         Total consolidated provision for income taxes .........              11,607               18,106         $      6,526
                                                                        ------------         ------------         ------------
         Total consolidated income from continuing operations ..        $     16,097         $     28,792         $     10,186
                                                                        ============         ============         ============

         Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

          ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

         Items 10 through 13 will be provided by incorporating the information required under such items by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10K under cover of 10-KA no later than the end of such 120 day period.

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      Documents Filed as Part of this Report:

         (1)      Financial Statements

                  The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

                           Independent Auditors' Report dated January 25, 2001. Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

                           Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2000.

                           Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2000.

                           Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000.

                           Notes to Consolidated Financial Statements for the three years ended December 31, 2000.

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

         (3)      Exhibits

         The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

   EXHIBIT
    NUMBER                              DESCRIPTION                                               REFERENCE
---------------------------------------------------------------------------------------------------------------------------------

     3.1             Amended and Restated Articles of Incorporation           Exhibit 3.1 to the Registrant's Registration
                                                                                Statement on Form S-3, filed on June 5, 1996
                                                                                (Registration No. 333-05287).
     3.2             Amendment to the Articles of Incorporation               Exhibit 3.2 to the Registrant's Annual Report on
                                                                                Form 10-K for the year ended December 31,
                                                                                1997, filed on March 13, 1998.
     3.3             Bylaws                                                   Exhibit 3.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.1            Indenture for the Registrant's 9% Subordinated           Exhibit 4.1 to the Registrant's Registration
                     Debentures due 2005                                        Statement on Form S-2, filed on August 25, 1995
                                                                                (Registration No. 33-96184).
     10.2            Indenture for the Registrant's 6-3/4% Convertible        Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2006                           Statement on Form S-3, filed on June 5, 1996
                                                                                (Registration No. 333-05287).
     10.3            Indenture for the Registrant's 9-1/2% Junior             Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2027                           Statement on Form S-3, filed on March 21, 1997
                                                                                (Registration No. 333-23771 and 333-23771-01).
     10.4            Indenture for the Registrant's 5-5/8% Convertible        Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2007                           Statement on Form S-3, filed on October 27,
                                                                                1997 (Registration No. 333-38799).
     10.5            Key Employees' Stock Option Plan*                        Exhibit 10.1 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.6            BankAtlantic Bancorp 1994 Stock Option Plan*             Exhibit 10.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     10.7            BankAtlantic Bancorp 1996 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on April 25, 1996.
     10.8            BankAtlantic Bancorp 1998 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on March 16, 1998.
     10.9            BankAtlantic Bancorp, Inc. Restricted Stock              Exhibit 10.9 to the Registrant's Annual Report on
                     Award Plan for Key Employees of Ryan,                    Form 10K for the year ended December 31, 1998,
                     Beck & Co.,  Inc.*                                       Filed on March 26, 1999.
    10.10            BankAtlantic Bancorp, Inc. - Ryan Beck                   Exhibit 10.10 to the Registrant's Annual Report on
                     Restricted Stock  Incentive Plan*                        Form 10K for the year ended December 31, 1998.
                                                                              Filed on March 26, 1999.
    10.11            BankAtlantic Bancorp-Ryan Beck Executive                 Appendix B to the Registrant's Definitive Proxy
                     Incentive Plan*                                          Statement filed on June 22, 1999.
    10.12            BankAtlantic Bancorp 1999 Stock Option Plan*             Appendix C to the Registrant's Definitive Proxy
                                                                              Statement filed on June 22, 1999.
    10.13            Indenture for Registrant's Subordinated                  Exhibit 4 to the Registrant's Registration
                     Investment Notes                                         Statement on Form S-3 filed December 21, 1999.
                                                                                (Registration No. 333-93139)
    10.14            BankAtlantic Bancorp 2001 Stock Option Plan*             Filed with this Report.
    10.15            Columbus Bank and Trust Company loan                     Exhibit 99.B2 to Form SC TO-I filed on
                       agreement                                                 August 30, 2000.
    10.16            Employment agreement of James A. White                   Filed with this report

   Exhibit
   Number                        Description                                         Reference
   -------           -----------------------------------                      -----------------------
     12.1            Ratio of Earnings to Fixed Charges.                      Filed with this Report.
     21.1            Subsidiaries of the Registrant.                          Filed with this Report.
     23.1            Consent of KPMG LLP                                      Filed with this Report.

      (b)            Reports on Form 8-K None

---------------
*Compensatory Plan

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BANKATLANTIC BANCORP, INC.


March 30, 2001                   By: /s/ Alan B. Levan
                                     ------------------------------------------
                                     Alan B. Levan, Chairman of the Board,
                                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



                        SIGNATURE                                                         TITLE
                        ---------                                                         -----
/s/Alan B. Levan                                                 Chairman of the Board, President and Chief Executive
-----------------------------------------------------------      Officer
Alan B. Levan

/s/John E Abdo                                                   Vice Chairman of the Board; President of Levitt
-----------------------------------------------------------      Corporation

John E. Abdo

/s/James A. White                                                Executive Vice President and Chief Financial
-----------------------------------------------------------      Officer
James A. White

/s/Ben A. Plotkin                                                Director
-----------------------------------------------------------
Ben  A. Plotkin

/s/Steven M. Coldren                                             Director
-----------------------------------------------------------
Steven M. Coldren

/s/Mary E. Ginestra                                              Director
-----------------------------------------------------------
Mary E. Ginestra

/s/Bruno Di Giulian                                              Director
-----------------------------------------------------------
Bruno Di Giulian

/s/Charlie C. Winningham, II                                     Director
-----------------------------------------------------------
Charlie C. Winningham, II

/s/Jarett S. Levan                                               Director
-----------------------------------------------------------
Jarett S. Levan

/s/Dale Renner                                                   Director
-----------------------------------------------------------
Dale Renner