Form 10-Q
period 2001-03-31
BANKATLANTIC BANCORP INC
filed 2001-05-15
CIK 921768

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228


                           BANKATLANTIC BANCORP, INC.
             (Exact name of registrant as specified in its Charter)

                 FLORIDA                                  65-507804
    (State or other jurisdiction of                  (I.R.S.Employer
     incorporation or organization)                 Identification No.)

       1750 EAST SUNRISE BOULEVARD
        FT. LAUDERDALE, FLORIDA                            33304
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
                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                             Outstanding at
               Title of Each Class                            May 7,  2001
  -----------------------------------------------            --------------
  Class A Common Stock, par value $0.01 per share             31,746,763
  Class B Common Stock, par value $0.01 per share              4,876,124

================================================================================

                                TABLE OF CONTENTS





FINANCIAL INFORMATION


                                                                Page

 Reference

     Financial Statements                                         1-15

         Consolidated Statements of Financial Condition -
          March 31, 2001 and 2000 and December 31, 2000 -
          Unaudited                                                  4

         Consolidated Statements of Operations - For the
          Three Months Ended March 31, 2001 and 2000 -
          Unaudited                                                5-6

         Consolidated Statements of Stockholders' Equity
          and Comprehensive Income - For the Three Months
          Ended March 31, 2001 and 2000 - Unaudited                  7

         Consolidated Statements of Cash Flows - For the
          Three Months Ended March 31, 2001 and 2000 -
          Unaudited                                                8-9

         Notes to Consolidated Financial Statements -
          Unaudited                                              10-15

         Management's Discussion and Analysis of
          Financial Condition and Results of Operations          16-27



OTHER INFORMATION

         Exhibits and Reports on Form 8K                            28

         Signatures                                                 29

                      [THIS PAGE INTENTIONALLY LEFT BLANK]


                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                March 31,     December 31,    March 31,
(In thousands, except share data)                 2001            2000          2000
                                               -----------    -----------    -----------
 ASSETS

Cash and due from depository institutions ..   $    98,226    $    85,109    $    93,989
Federal Funds sold and securities purchased
 under resell agreements ...................         1,242          1,584          9,318
Investment securities and tax certificates
 (approximate fair value:$369,309, $387,971
 and $129,223) .............................       363,782        383,619        129,223
Loans receivable, net ......................     2,915,119      2,853,804      2,745,911
Securities available for sale, at fair value       986,055        839,010        847,407
Trading securities, at fair value ..........        36,126         43,557          8,177
Accrued interest receivable ................        43,178         44,046         33,960
Real estate held for development and sale
 and joint ventures ........................       157,732        147,755        147,919
Office properties and equipment, net .......        60,362         59,850         56,301
Federal Home Loan Bank stock, at cost which
 approximates fair value ...................        52,690         51,940         57,160
Deferred tax asset, net ....................        18,373         25,973         40,049
Cost over fair value of net assets acquired,
 net .......................................        48,857         49,882         52,541
Other assets ...............................        30,071         31,171         37,695
                                               -----------    -----------    -----------
Total assets ...............................   $ 4,811,813    $ 4,617,300    $ 4,259,650
                                               ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ...................................   $ 2,380,721    $ 2,234,485    $ 2,179,709
Advances from FHLB .........................     1,028,803      1,038,801      1,143,188
Federal Funds purchased ....................         8,500          9,700          4,000
Securities sold under agreements to
 repurchase ................................       714,121        659,502        328,588
Subordinated debentures, notes and
 bonds payable .............................       221,006        224,358        217,394
Guaranteed preferred beneficial
 interests in the Company's Junior
 Subordinated Debentures ...................        74,750         74,750         74,750
Other liabilities ..........................       119,673        126,883         71,390
                                               -----------    -----------    -----------
Total liabilities ..........................     4,547,574      4,368,479      4,019,019
                                               -----------    -----------    -----------
Stockholders' equity:
Preferred stock, $0.01 par value,
 10,000,000 shares authorized: none
 issued and outstanding ....................          --             --             --
Class A Common Stock, $0.01 par value,
 authorized 80,000,000 shares; issued
 and outstanding, 31,742,882, 31,704,365
 and 31,633,138 shares .....................           317            317            316
Class B Common Stock, $0.01 par value,
 authorized 45,000,000 shares; issued
 and outstanding, 4,876,124, 4,876,124
 and 9,830,146 shares ......................            49             49             98
Additional paid-in capital .................       103,910        103,745        134,727
Unearned compensation - restricted
 stock grants ..............................          (341)          (391)          (542)
Retained earnings ..........................       150,521        143,471        129,786
                                               -----------    -----------    -----------
Total stockholders' equity before
 accumulated other comprehensive income
 (loss) ....................................       254,456        247,191        264,385
Accumulated other comprehensive income
 (loss) ....................................         9,783          1,630        (23,754)
                                               -----------    -----------    -----------
Total stockholders' equity .................       264,239        248,821        240,631
                                               -----------    -----------    -----------
Total liabilities and stockholders' equity .   $ 4,811,813    $ 4,617,300    $ 4,259,650
                                               ===========    ===========    ===========


           See Notes to Consolidated Financial Statements - Unaudited


                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   For the Three Months
(In thousands, except share data)                      Ended March 31,
                                                   --------------------
INTEREST INCOME:                                     2001        2000
                                                   --------    --------
Interest and fees on loans and leases ..........   $ 63,851    $ 59,124
Interest and dividends on securities available
 for sale ......................................     13,365      13,639
Interest and dividends on other investments and
 trading securities ............................      9,036       4,461
                                                   --------    --------
TOTAL INTEREST INCOME ..........................     86,252      77,224
                                                   --------    --------
INTEREST EXPENSE:
Interest on deposits ...........................     24,444      19,838
Interest on advances from FHLB .................     14,701      15,848
Interest on securities sold under agreements to
 repurchase and federal funds purchased ........      9,632       6,582
Interest on subordinated debentures, guaranteed
 preferred interest in the Company's Junior
 Subordinated Debentures and notes and bonds
 payable .......................................      7,375       6,589
Capitalized interest on real estate developments
 and joint ventures ............................     (1,571)     (1,685)
                                                   --------    --------
TOTAL INTEREST EXPENSE .........................     54,581      47,172
                                                   --------    --------
Net interest income ............................     31,671      30,052
Provision for loan losses ......................      2,761      10,787
                                                   --------    --------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES ...............................     28,910      19,265
NON-INTEREST INCOME:
Investment banking income ......................      8,853      13,200
Transaction fees ...............................      3,880       3,251
Gains on sales of real estate held for sale and
 joint venture activities ......................      6,570       3,111
ATM fees .......................................      2,652       2,515
Loan late fees and other loan income ...........        909       1,038
Gains on loans held for sale, net ..............         13          78
Gains on trading securities and securities
 available for sale, net .......................        135          50
Other ..........................................      2,302       5,506
                                                   --------    --------
TOTAL NON-INTEREST INCOME ......................     25,314      28,749
                                                   --------    --------
NON-INTEREST EXPENSE:
Employee compensation and benefits .............     23,599      22,054
Occupancy and equipment ........................      6,883       6,500
Advertising and promotion ......................      1,512       1,466
Amortization of cost over fair value of net
 assets acquired ...............................      1,025       1,016
Other ..........................................     10,174      10,865
                                                   --------    --------
TOTAL NON-INTEREST EXPENSE .....................     43,193      41,901
                                                     ------      ------
Income before income taxes, extraordinary item
 and cumulative effect of a change in accounting
 principle .....................................     11,031       6,113
Provision for income taxes .....................      4,206       2,432
                                                   --------    --------
Income before extraordinary item and cumulative
 effect of a change in accounting principle ....      6,825       3,681
Extraordinary item, net of taxes ...............       --         3,466
Cumulative effect of a change in accounting
 principle, net of tax .........................      1,138        --
                                                   --------    --------
NET INCOME .....................................   $  7,963    $  7,147
                                                   ========    ========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)



               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         For the Three Months
                                                           Ended March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
CLASS A COMMON SHARES
Basic earnings per share before extraordinary item
  and cumulative effect of a change in accounting
  principle ......................................   $      0.19    $     0.09
Basic earnings per share from extraordinary item .           --           0.09
Basic earnings per share from cumulative effect of
  a change in accounting principle ...............          0.03           --
                                                      ----------     ----------
Basic earnings per share .........................   $      0.22    $     0.18
                                                      ==========     ==========

Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $      0.16    $      0.09
Diluted earnings per share from extraordinary item           --            0.06
Diluted earnings per share from cumulative effect
  of a change in accounting principle ............          0.02            --
                                                      ----------     ----------
Diluted earnings per share .......................   $      0.18    $      0.15
                                                      ==========     ==========


Basic weighted average number of common shares
  outstanding ....................................    31,626,248     31,499,608
Diluted weighted average number of common and
  common equivalent shares outstanding ...........    45,695,619     48,586,052

CLASS B COMMON SHARES
Basic earnings per share before extraordinary item
  and cumulative effect of a change in accounting
  principle ......................................   $      0.17    $      0.08
Basic earnings per share from extraordinary item .           --            0.08
Basic earnings per share from cumulative effect
  of a change in accounting principle ............          0.03            --
                                                      ----------     ----------
Basic earnings per share .........................   $      0.20    $     0.16
                                                      ==========     ==========

Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $      0.15    $      0.08
Diluted earnings per share from extraordinary item           --            0.05
Diluted earnings per share from cumulative effect
  of a change in accounting principle ............          0.02            --
                                                      ----------     ----------
Diluted earnings per share .......................   $      0.17    $      0.13
                                                      ==========     ==========

Basic weighted average number of common shares
  outstanding ....................................    4,876,124      10,058,228
Diluted weighted average number of common and
  common equivalent shares outstanding ...........    4,876,124      10,551,290


           See Notes to Consolidated Financial Statements - Unaudited


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                                                               Unearned      Unrealized
                                                                                               Compen-        Appreci-
                                                                      Addi-                    sation        ation on
                                          Compre-                    tional                    Restricted     Securities
                                          hensive       Common      Paid-in     Retained       Stock        Available
     (In thousands)                        Income       Stock       Capital     Earnings       Grants        For Sale    Total
                                         ------------ ------------ ----------- ------------- -------------  ----------  -------




BALANCE, DECEMBER 31, 1999............            $    426       $ 145,399    $ 122,639     $  (5,633)     $ (26,945)  $ 235,886

Net income                               $ 7,147        --              --        7,147          --             --         7,147
                                        ---------
Other comprehensive income, net of tax:
Unrealized gain on securities available
  for sale ............................    3,718
Reclassification adjustment for net
  gains included in net income .......      (527)
                                        ---------
Other comprehensive income............     3,191
                                        ---------
Comprehensive income.................. $  10,338
                                        =========
Exercise of Class B common stock options                  1            400           --            --           --           401
Tax effect relating to the exercise of
   stock options .....................                   --             88           --            --           --            88
Purchase and retirement of Class B
   common stock ......................                   (6)        (3,258)          --            --           --        (3,264)

Forfeited Class A restricted common stock ..              --          (123)          --           103           --           (20)
Exchange of class A restricted common stock
  for participation in deferred
  compensation plan ..................                   (7)        (7,779)          --         4,599           --        (3,187)
Amortization of  unearned compensation
   restricted stock grants .................              --            --           --           389           --           389
Net change in unrealized appreciation on
  securities available for sale-net of
deferred income taxes ................                    --            --           --            --          3,191       3,191
                                                       ---------    ---------    ---------    ---------    ---------    --------
BALANCE, MARCH 31, 2000...............               $    414      $ 134,727    $ 129,786    $    (542)   $ (23,754)   $ 240,631
                                                       =========    =========    =========    =========    =========    =========


BALANCE, DECEMBER 31, 2000 ...........              $     366      $ 103,745    $ 143,471    $    (391)   $   1,630    $ 248,821
Net income                             $  7,963                                     7,963                                  7,963
                                        ---------
Other comprehensive income, net of tax:
Unrealized gain on securities available
 for sale ......................          8,212
Reclassification adjustment for net
    gain included in net income ......      (59)
                                       ---------
  Other comprehensive income              8,153
                                       ---------
Comprehensive income                  $  16,116
                                       =========
Dividends on Class A Common Stock.....                                               (801)                                  (801)
Dividends on Class B Common Stock ....                                               (112)                                  (112)
Exercise of Class A common stock options                   --            135          --           --           --           135
Tax effect relating to the exercise of
   stock options .....................                                    30                                                  30
Amortization of  unearned compensation -
   restricted stock grants ...........                                                              50                        50
Net change in unrealized appreciation on
  securities available for sale-net of
  deferred income taxes ................                                                                      8,153        8,153
                                                    ---------       ---------    ---------    ---------    ---------    ---------
BALANCE, MARCH 31, 2001                             $     366      $ 103,910    $ 150,521    $    (341)   $   9,783    $ 264,239
                                                    =========       =========    =========    =========    =========    =========





                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                      For the Three Months
(In thousands)                                           Ended March 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------   ---------
OPERATING ACTIVITIES:
Income before extraordinary item and cumulative
 effect of a change in accounting principle ......   $   6,825    $   3,681
Extraordinary item, net of tax ...................         --         3,466
Cumulative effect of a change in accounting
 principle, net of tax ...........................       1,138          --
Adjustments to reconcile net income to net cash
 provided (used) in operating activities:
Provision for credit losses * ....................       3,197       11,012
Change in real estate inventory ..................      (3,650)       4,367
Equity in joint venture losses (earnings) ........        (740)         284
Loans held for sale activity, net ................      (3,591)     (87,431)
Proceeds from sales of loans classified as held
 for sale ........................................       6,182       14,590
Gains on securities activities, net ..............        (135)         (50)
Gains on sales of property and equipment .........        (386)        (182)
Depreciation, amortization and accretion, net ....       1,893        2,756
Amortization of cost over fair value of net
 assets acquired .................................       1,025        1,016
Decrease (increase) in deferred tax asset, net ...       3,121         (597)
Trading activities, net ..........................       7,431       15,172
Decrease (increase) in accrued interest receivable         868       (3,366)
Decrease in other assets .........................        (285)        (913)
Increase (decrease) in other liabilities .........      (7,180)       3,937
                                                     ---------    ---------
Net cash provided (used) in operating activities .      15,713      (32,258)
                                                     ---------    ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of
 investment securities and tax certificates ......      52,659       13,723
Purchase of investment securities and tax
 certificates ....................................     (33,060)     (30,171)
Purchases of securities available for sale .......    (163,459)     (75,073)
Proceeds from sales and maturities of securities
 available for sale ..............................      29,909       51,546
Proceeds from sales of FHLB stock ................        --          5,700
FHLB stock acquired ..............................        (750)      (6,450)
Purchases and net (originations) collections of
 loans and leases ................................     (68,509)       4,037
Proceeds from sales of real estate owned .........       2,188        1,382
Net additions to office property and equipment ...      (1,856)      (1,989)
Investment in and advances to joint ventures, net       (5,587)      (2,607)
                                                     ---------    ---------
Net cash used in investing activities ............    (188,465)     (39,902)
                                                     ---------    ---------
FINANCING ACTIVITIES:
Net increase in deposits .........................     146,236      151,817
Repayments of FHLB advances ......................    (239,998)    (290,000)
Proceeds from FHLB advances ......................     230,000      335,002
Net increase (decrease) in securities sold
 under agreements to repurchase ..................      54,619      (94,635)
Net decrease in federal funds purchased ..........      (1,200)      (1,900)
Repayment of notes and bonds payable .............     (14,500)      (8,825)
Proceeds from notes and bonds payable ............      11,148       22,446
Issuance of common stock upon exercise of
 stock options ...................................         135          401
Retirement of subordinated debentures ............        --        (25,000)
Payments to acquire and retire common stock ......        --         (3,264)
Common stock dividends paid ......................        (913)        (958)
                                                     ---------    ---------
Net cash provided in financing activities ........     185,527       85,084
                                                     ---------    ---------
Increase in cash and cash equivalents ............      12,775       12,924
Cash and cash equivalents at beginning of period .      86,693       90,383
                                                     ---------    ---------
Cash and cash equivalents at end of period .......   $  99,468    $ 103,307
                                                     =========    =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                                                  8



                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                  For the Three Months
(In thousands)                                       Ended March 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------
Interest paid                                     $ 54,496    $ 47,435
Income taxes paid ...............................       75       2,000
Loans transferred to real estate owned ..........    1,216       1,627
Loan charge-offs ................................    2,633       7,587
Tax certificate net chargeoffs ..................       61          56
Increase in equity for the tax effect related
 to the exercise of employee stock options ......       30          88
Change in net unrealized appreciation  on
  securities available for sale .................   12,632       5,226
Change in deferred taxes on net unrealized
  appreciation on securities available for sale .    4,479       2,035
Change in stockholders' equity from net
  unrealized appreciation on securities available
  for sale, less related deferred income taxes ..    8,153       3,191
Reduction in stockholders' equity from the
  retirement of restricted stock ................     --        (3,187)
Increase in other liabilities from the retirement
  of restricted stock ...........................     --         3,187


* Provision for credit losses represents provision for loan losses, REO and tax certificates.













           See Notes to Consolidated Financial Statements - Unaudited

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the "Company") is a unitary savings bank holding company. The Company's principal assets include the capital stock of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and its subsidiaries and Ryan, Beck & Co., LLC. ("Ryan Beck"), an investment banking firm and its subsidiaries. Levitt Corporation ("Levitt"), a real estate development company is a subsidiary of BankAtlantic. The Company's primary activities have related to the operations of BankAtlantic and Ryan Beck and their subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation including $30.1 million of loans from BankAtlantic to Levitt Corporation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2001, December 31, 2000 and March 31, 2000, the consolidated results of operations for the three months ended March 31, 2001 and 2000, the consolidated stockholders' equity and comprehensive income for the three months ended March 31, 2001 and 2000 and the consolidated cash flows for the three months ended March 31, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and an extraordinary item discussed in Note 9 and Note 3, respectively. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Common Stock Options

     In April 2001, the Class B shareholder approved the BankAtlantic Bancorp 2001 Stock Option Plan, which provides for the grant of incentive and non-qualifying stock options for up to an aggregate of 1,500,000 shares of Class A Common Stock. The Board of Directors approved the stock option plan effective January 2, 2001.

     In January 2001 the Board of Directors granted, pursuant to the BankAtlantic Bancorp 2001 Stock Option Plan, 548,875 incentive and non-qualifying stock options to acquire Class A Common Stock. The options vest in five years and expire ten years after the grant date except for Director stock options which vest immediately. All stock options were issued with an exercise price equal to the fair market value of the common stock at the date of grant ($3.875) except for incentive options issued to certain control persons, which were issued at 110% of fair market value ($4.26).

     The following table sets forth the activity of all outstanding options issued under our stock option plans:

                                               Class A
                                             -------------
     Outstanding at December 31, 2000 ...        5,490,386
     Exercised ..........................          (38,517)
     Granted ............................          548,875
     Canceled ...........................          (83,585)
                                            --------------
     Outstanding at March 31, 2001 ......        5,917,159
                                            ==============
     Exercisable at March 31, 2001 ......        2,175,020
                                            ==============
     Exercise price per share outstanding   $2.26 - $12.23
                                            ==============

3.  Extraordinary Item

     In February 2000, the Company repurchased $25 million in aggregate principal amount of the Company's 5-5/8% Debentures and recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of the Debentures.

4. Trading Securities

     The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 2001, Ryan Beck realized net revenues from principal transactions of $4.5 million included in investment banking income compared to net revenues of $5.0 million during the same 2000 period. Furthermore, included in other liabilities at March 31, 2001 and December 31, 2000 was $14.2 million and $12.0 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

     The Company's trading securities consisted of the following (in thousands):

                                    March 31, December 31,   March 31,
                                      2001        2000         2000
                                    --------  -----------  ----------
    States and municipalities ..   $   3,497  $  11,731   $    3,324
    Corporations ...............         544        227          898
    U.S. Government and agencies      25,161     24,476          153
    Corporate equities .........       4,082      3,401        3,802
    Certificates of deposit ....       2,842      3,722            0
                                    --------   --------    ---------
                                   $  36,126  $  43,557   $    8,177
                                    ========   ========    =========

5.  Loans Held for Sale

     In the past, we originated and purchased residential loans for portfolio and for sale. Currently, the majority of residential loans originated are CRA loans held for sale and the majority of residential loans purchased are retained in our portfolio. During June 2000, we discontinued our commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale. At March 31, 2000, commercial syndication loans of $120 million were accounted for as loans held to maturity.

     Loans held for sale consisted of the following (in thousands):

                                March 31,  December 31,   March 31,
                                   2001        2000         2000
                                --------   -----------   ---------
  Residential................   $  1,607  $        0    $  287,399
  Commercial syndication.....     75,805      80,016             0
                                 -------    --------     ---------
    Total loans held for sale   $ 77,412  $   80,016    $  287,399
                                 =======    =========    =========


6.  Real Estate Held for Development and Sale and Joint Venture Activities

     Real estate held for development and sale and joint venture activities consisted of the combined activities of St. Lucie West Holding Corporation ("SLWHC") and Levitt and Sons as well as Levitt Corporation's joint venture activities. SLWHC is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida.

     Real estate held for development and sale and joint ventures consisted of the following:

                                        March 31,   December 31,  March 31,
(in thousands)                            2001          2000        2000
                                       ---------    -----------   --------
Land and land development costs .....   $ 88,789   $   87,989    $  85,853
Construction costs ..................     18,305       15,254       14,644
Other costs .........................      6,953        4,775        1,953
Equity investments in joint ventures       5,683        7,559        7,436
Loans to joint ventures .............     34,943       29,125       34,947
Other ...............................      3,059        3,053        3,086
                                        --------    ---------     --------
                                       $ 157,732   $  147,755    $ 147,919
                                        ========   ==========     ========


     The components of gains on sales of real estate developed for resale were as follows:

                                        For the Three Months
                                          Ended March 31,
                                        --------------------
     (In thousands)                        2001      2000
                                        --------   --------
     Sales of real estate ............ $  24,778  $  23,211
     Cost of sales ...................    18,948     19,816
                                        --------    -------
     Gains on sales of real estate ...     5,830      3,395
     Gains (losses) on joint venture
       activities ....................       740       (284)
                                        --------   --------
     Gains on sales of real estate
       held for sale and joint venture
       activities .................... $   6,570  $   3,111
                                         =======   ========

7.  Comprehensive Income

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2001 and 2000 was $33,000 and $271,000, respectively.


8.  Restructuring Charge

     During December 2000, we adopted a plan to terminate our ATM relationships with Wal*Mart and K-Mart. The above relationships did not meet our strategic goals.

     The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the three months ended March 31, 2001.

(in thousands)                     Initial     Amount paid      Ending
Type of restructuring charge        Amount    During period    Balance
--------------------------------   --------   --------------   --------
Lease contract termination costs   $  1,768     $    (856)     $    912
De-installation costs ..........        305           (12)          293
Other ..........................         74           --             74
                                   --------     ---------      --------
  Total restructuring charge ...   $  2,147     $    (868)     $  1,279
                                   ========     =========      ========

     During the three months ended March 31, 2001 there was no adjustment to the restructuring liability. The restructuring of our ATM network is anticipated to be completed during the fourth quarter of 2001.


9.   Derivatives

     We adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax.

     The derivatives utilized by us during the three months ended March 31, 2001 were interest rate swaps and forward contracts. We used interest rate swap contracts to manage our interest rate risk. We entered into interest rate swaps to reduce our interest rate risk associated with our deposits accounts. The forward contracts were held for trading purposes.

     The following table outlines the notional amount and fair value of our derivatives outstanding at March 31, 2001: (in thousands)


                                                                         Paying       Receiving
                                              Notional                 Index/Fixed   Index/Fixed   Termination
                                               Amount     Fair Value      Amount       Amount         Date
                                              ---------   ----------   -----------   -----------   -----------
Five year callable receive fixed swaps       $  30,000   $        0    3 mo. LIBOR          7.13%   1/16/2006
One year receive fixed swaps..........       $  75,000   $       81    1 mo. LIBOR          6.83%   4/28/2001
One year callable receive fixed swaps.       $  30,000   $      165    1 mo. LIBOR          7.10%    7/8/2001
Two year callable receive fixed swaps.       $ 150,000   $    3,163    1 mo. LIBOR          7.05%    3/9/2002
Three year pay fixed swaps                   $  75,000   $   (1,505)          5.82%  3 mo. LIBOR    8/30/2004
                                              =========   =========    ===========   ===========   ===========
Forward contract to purchase
  Adjustable rate mortgages ..........       $ 210,200   $      513
                                              ========   ==========

10.   Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

The following summarizes the aggregation of the Company's operating segments into reportable segments:

REPORTABLE SEGMENT       OPERATING SEGMENTS AGGREGATED
------------------        -----------------------------

Capital Markets          Investments, tax certificates, residential loans
                         purchased, CRA lending and real estate capital services

Commercial  Banking      Commercial lending, syndications, international, lease
                         finance and trade finance

Community Banking        Indirect and direct consumer lending, small business
                         lending and ATM operations

Levitt Corporation       Real estate and joint venture operations

Ryan Beck                Investment banking and brokerage operations

Parent Company           Costs of acquisitions, financing of acquisitions,
                         contributions of capital to subsidiaries and equity investments

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

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and the cumulative effect of a change in accounting principle for the three months ended March 31, 2001 and 2000:

                                             Bank Operations
                                  ---------------------------------------
                                   Capital    Commercial     Community       Levitt                     Parent     Segment
(in thousands)                     Markets      Banking       Banking     Corporation    Ryan Beck     Company      Total
                                  ------------------------- ------------- ------------- ------------ ------------ ----------
2001
Interest income                  $   46,619   $   31,975    $   7,597    $      451    $    576       $     43   $  87,261
Interest expense and overhead       (35,645)     (19,193)      (4,702)          (90)       (103)        (5,616)    (65,349)
Provision for loan losses              (163)      (4,246)       1,648             0           0              0      (2,761)
Non-interest income                     122          727        2,757         7,296       9,133            322      20,357
Segment profits and losses
 before taxes                         8,780        7,967        1,440         1,551      (1,838)        (6,869)     11,031
Provision for income taxes            3,302        2,996          542           423        (653)        (2,404)      4,206
                                  ------------------------- ------------- ------------- ------------ ------------ ----------
Segment net income (loss)        $    5,478   $    4,971    $     898    $    1,128    $ (1,185)      $ (4,465)   $  6,825
                                  =========== ============= ============= ============= ============ ============  ==========

Segment average assets           $ 2,593,231  $1,257,364   $  405,159    $  165,759    $ 59,822       $ 79,526    $4,560,861
                                  ===========  ============ ============= ============= ============ ============ ==========

2000
Interest income                  $   43,363   $   24,795   $     8,769   $       521    $     481   $      540    $  78,469
Interest expense and overhead       (34,311)     (13,831)       (4,887)         (240)        (208)      (5,422)     (58,899)
Provision for loan losses              (143)        (661)       (9,983)            0            0            0      (10,787)
Non-interest income                      57          622         2,875         7,415       13,455           12       24,436
Segment profits and losses
 before taxes                         7,884        9,454       (8,188)         3,385         (77)       (6,345)       6,113
Provision for income taxes            2,953        3,541       (3,066)         1,259         (33)       (2,222)       2,432
                                  -------------  ---------- ------------- ------------- ------------ ------------   ---------
Segment net income (loss)        $     4,931    $  5,913   $   (5,122)   $     2,126   $     (44)    $ (4,123)    $   3,681
                                  ==============  ========= ============= ============= ============ ============  ==========

Segment average assets           $ 2,474,134    $  996,617 $     414,052 $     153,664 $     38,151  $  73,375    $4,149,993
                                  =============  ========== ============= ============= ============ ==========    ==========


     The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income is as follows:

                                                     For the Three Months Ended
(in thousands)                                                March 31,
                                                     --------------------------
AVERAGE ASSETS                                          2001           2000
                                                     -----------    -----------
Average assets for reportable segments ...........   $ 4,560,861    $ 4,149,993
Average assets in overhead .......................       138,067        123,337
                                                     -----------    -----------
Total average consolidated assets ................   $ 4,698,928    $ 4,273,330
                                                     ===========    ===========
Non-interest income
Total non-interest income for reportable segments    $    20,357    $    24,436
Items included in interest expense and overhead:
  Transaction fee income .........................         3,880          3,251
  Gains on sales of property and equipment .......           386            182
  Other deposit related fees .....................           691            880
                                                     -----------    -----------
Total consolidated interest income ...............   $    25,314    $    28,749
                                                     ===========    ===========
Interest income
Total interest income for reportable segments ....   $    87,261    $    78,469
Deferred interest income on real estate activities          (834)        (1,036)
Elimination entries ..............................          (175)          (209)
                                                     -----------    -----------
Total consolidated non-interest income ...........   $    86,252    $    77,224
                                                     ===========    ===========


11.  Common Stock Split

     As a result of the corporate transaction effected in August 2000 which resulted in the redemption and cancellation of all publicly held shares of the Company's Class B Common Stock, the 4,876,124 shares of Class B Common Stock owned by BFC Financial Corporation ("BFC") were converted into one share of Class B Common Stock. As provided in the Company's Articles of Incorporation, the one share of Class B Common Stock owned by BFC after the transaction continued to have the economic equivalence of 4,876,124 shares of Class A Common Stock. In order to more clearly reflect the equity interest of the one share of Class B Common Stock as compared to the outstanding Class A Common Stock, the Board on April 16, 2001 approved a four million eight hundred seventy-six thousand one hundred twenty-four to one (4,876,124:1) forward stock split of the Class B Common Stock. This stock split was implemented on April 18, 2001. As a result of the stock split, BFC holds 4,876,124 shares of Class B Common Stock, with each share of Class B Common Stock having an identical economic interest as one share of Class A Common Stock. The stock split had no impact on the equity interest in the Company of any shareholder. Stockholders' equity and all per share data have been retroactively restated to reflect the stock split.

12.  Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2001.

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

Results of Operations

                                                          For the Three Months
                                                             Ended March 31,
                                                           ------------------
(in thousands)                                               2001      2000
                                                           -------   -------
Income Statement
Total interest income ................................... $ 86,252  $ 77,224
Total interest expense ..................................   54,581    47,172
                                                           -------    ------
Net interest income                                         31,671    30,052
Provision for loan losses ...............................    2,761    10,787
Gains on sales of securities, net .......................      135        50
Other non-interest income ...............................   25,179    28,699
Non-interest expense ....................................   43,193    41,901
Income before income taxes, extraordinary item and
cumulative effect of a change in accounting principle ...   11,031     6,113
Provision for income taxes ..............................    4,206     2,432
Income before extraordinary item and cumulative effect of
  change in accounting principle                           -------   -------
                                                             6,825     3,681
Extraordinary item, net of tax ..........................     --       3,466

Cumulative effect of a change in accounting principle ...    1,138       --
                                                           -------   -------
Net income .............................................. $  7,963  $  7,147
                                                           =======   =======


FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

OVERVIEW

     Income  before  extraordinary  item and  cumulative  effect  of a change in accounting principle increased 85% from 2000. This improvement resulted primarily from a substantial reduction in our provision for loan losses and secondarily from an increase in our net interest income. We also recognized a $1.1 million gain, net of tax during the 2001 period from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period we recognized a $3.5 million extraordinary gain, net of tax resulting from the repurchase of our 5-5/8% Debentures at a discount.

     Net interest income increased by 5.4% from 2000. The improvement resulted from an increase in average earning assets partially offset by a narrowing of the net interest margin. The earning asset growth was primarily related to growth in the commercial real estate loan portfolio and secondarily in higher securities average balances.

     The provision for loan loss decreased $8.0 million. The large provision for loan losses during the March 2000 quarter reflected losses experienced in our small business and indirect consumer lending portfolios. During the first quarter of 2001, the losses in these portfolios significantly declined resulting in a corresponding reduction in the provision for loan losses.

     Non-interest income declined by 11.9% from the 2000 quarter. The decline in non-interest income primarily resulted from lower investment banking revenues along with a one-time $3.9 million gain from the sale of a utility expansion receivable during 2000. The above declines in non-interest income were partially offset by higher transaction account fee income and a gain on the sale of a branch facility.

     Non-interest expense increased by 3.1% from 2000. The increase primarily resulted from higher compensation expense associated with additions to our senior management team as well as increased salaries and employee benefits due to a highly competitive local labor market.

  RESULTS OF OPERATIONS

  Net interest income
                                                   For the Three Months
                                                      Ended March 31,
                                              ---------------------------------
(in thousands)                                  2001         2000       Change
                                              --------     --------    --------
Interest and fees on loans and banker's
 acceptances ...............................  $ 63,851   $  59,124    $  4,727
Interest on securities available for sale ..    13,365      13,639        (274)
Interest and dividends on investments, tax
 certificates and trading securities .......     9,036       4,461       4,575
Interest on deposits .......................   (24,444)    (19,838)     (4,606)
Interest on advances from FHLB .............   (14,701)    (15,848)      1,147
Interest on securities sold under agreements
 to repurchase .............................    (9,632)     (6,582)     (3,050)
Interest on subordinated debentures, notes
 and bonds payable and guaranteed preferred
 interests in the Company's  Junior
 Subordinated Debentures ...................    (7,375)     (6,589)       (786)
Capitalized interest on real estate
 developments and joint ventures ...........     1,571       1,685        (114)
                                              --------    --------     -------
Net interest income ........................ $  31,671   $  30,052    $  1,619
                                              --------    --------    --------
Net interest margin ........................      2.91%       3.07%      (0.16)%
                                              ========    ========    ========


FIRST QUARTER THIS YEAR VERSUS THE SAME QUARTER LAST YEAR:

     Net interest income increased by 5.4% from 2000. The increase was due to higher interest income in our loan portfolio and our investments held to maturity portfolio. The additional interest income in our loan portfolio primarily resulted from growth in our commercial real estate loans. The additional interest income in our securities held to maturity portfolio primarily resulted from the purchase of adjustable rate mortgage-backed securities. The growth in our loan and securities portfolio average balances was partially offset by the narrowing of the net interest margin resulting primarily from the rising interest rate environment during 2000.

     The net interest margin declined by 16 basis points from 2000. The reduced margin primarily resulted from rates on interest bearing liabilities increasing faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable and short term borrowings as well as additional subordinated investment note borrowings at higher rates than traditional borrowings. Proceeds from subordinated investment notes were used to fund the retirement of all publicly held Class B Common Stock and to retire a portion of our 5-5/8% convertible debentures.


Provision for Loan Losses

                                           For the Three Months
        (in thousands)                        Ended March 31,
                                           --------------------
                                             2001        2000
                                           --------    --------
        Balance, beginning of period ..   $ 47,000    $ 44,450
        Charge-offs:
          Commercial business loans ...          0         (24)
          Small business - real estate         (68)        (18)
          Small business - nonmortgage      (1,344)     (3,131)
          Lease financing .............     (1,985)       (520)
          Consumer loan - indirect ....     (1,023)     (3,369)
          Consumer loans - direct .....       (377)     (1,494)
          Residential real estate loans       (152)       (100)
                                          --------    --------
                                            (4,949)     (8,656)
                                          --------    --------
        Recoveries:
          Small business - real estate          21           0
          Small business - nonmortgage         876         113
          Lease financing .............        284          54
          Commercial business loans ...        211          14
          Commercial real estate loans           0           2
          Residential real estate loans         65           1
          Consumer loans - indirect ...        768         698
          Consumer loans - direct .....         91         187
                                          --------    --------
                                             2,316       1,069
                                          --------    --------
        Net charge-offs ...............     (2,633)     (7,587)
        Provision for loan losses .....      2,761      10,787
                                          --------    --------
        Balance, end of period ........   $ 47,128    $ 47,650
                                          ========    ========


     The provision for loan losses declined significantly during the three months ended March 31, 2001 compared to the same 2000 period. The large 2000 provision for loan losses reflected losses experienced in our small business and indirect consumer loan portfolio. During 2000, we significantly reduced the origination of small business loans and modified the underwriting process. We discontinued the origination of indirect consumer loans in December 1998. During 2000, the majority of our charge-offs were from small business and indirect consumer loans. During 2001, charge-offs from these portfolios were significantly reduced due to declining portfolio balances and a modified underwriting process on new originations. The improved loan loss experiences in the portfolios were partially offset by additional reserves required for our syndication and lease financing portfolios. The increased provision for loan losses associated with syndication loans related to an increase in our general reserves for syndication loans based on evaluation of the aggregate portfolio. The additional reserves allocated to lease financing resulted from higher than anticipated loss experiences as well as adverse delinquency and industry trends associated with the portfolio.

     At the indicated dates, the Company's non-performing assets and potential problem loans were (in thousands):

                                                     March 31,  December 31,
                                                        2001        2000
                                                     --------   -----------
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates ..................................   $ 2,481     $ 2,491
Loans and leases ..................................    18,287      18,106
                                                      -------     -------
  Total nonaccrual ................................    20,768      20,597
                                                      -------     -------
Repossesssed assets:
Real estate owned, net of allowance ...............     2,827       2,562
Vehicles and equipment ............................     2,892       3,679
                                                      -------     -------
  Total repossessed assets ........................     5,719       6,241
                                                      -------     -------
Total nonperforming assets ........................   $26,487     $26,838
                                                      =======     =======

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more ............   $    46     $ 7,086
Performing impaired loans net of specific allowance    37,287      15,001
Restructured loans ................................         0           0
Delinquent residential loans purchased ............     4,902       5,389
                                                      -------     -------
Total potential problem loans .....................   $42,235     $27,476
                                                      =======     =======


     Nonperforming assets were slightly lower at March 31, 2001 compared to December 31, 2000. Nonaccrual and repossessed assets remained at December 2000 levels. We experienced declines in nonaccrual residential and consumer loans which were offset by increases in nonaccrual leases. The improvement in vehicle and equipment repossessed assets reflects declines in repossessed equipment and vehicles obtained from lease financing activities.

     The significant increase in potential problem loan balances primarily resulted from the impairment of three syndication loans during the March 2001 quarter with an aggregate loan balance of $22.5 million. The decline in loans contractually past due 90 days or more from the December 31, 2000 balance reflects one loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

NON-INTEREST INCOME

                                      For the Three Months
                                         Ended March 31,
                                   -------------------------
                                    2001     2000     Change
                                   ------   ------    ------
(in thousands)
Banking Operations
Loan late fees and other loan
 income ........................  $   909   $1,038   $  (129)
Gains on sales of loans held for
 sale, net .....................       13       78       (65)
Gains on trading and available
 for sale securities, net ......      135       50        85
Transaction fees ...............    3,880    3,251       629
ATM fees .......................    2,652    2,515       137
Other ..........................    1,296      947       349
                                   ------   ------    ------
   Non-interest income .........    8,885    7,879     1,006
                                   ------   ------    ------
Levitt Operations
Gains on sales of real estate
 held for development and sale .    6,570    3,111     3,459
Other ..........................      726    4,304    (3,578)
                                   ------   ------    ------
   Non-interest income .........    7,296    7,415      (119)
                                   ------   ------    ------
Ryan Beck Operations
Principal transactions .........    4,470    4,958      (488)
Investment banking .............      960    2,007    (1,047)
Commissions ....................    3,423    6,235    (2,812)
Other ..........................      280      255        25
                                   ------   ------    ------
   Non-interest income .........    9,133   13,455    (4,322)
                                   ------   ------    ------
Total non-interest income ......  $25,314  $28,749   $(3,435)
                                   ======   ======    ======

NON-INTEREST INCOME - BANKING OPERATIONS

     Loan late fees and other loan income declined by 12% from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer and residential loans.

     During the three months ended March 31, 2001 we sold $6.2 million of loans held for sale for a $13,000 gain. During the three months ended March 31, 2000 we sold $14.3 million of loans held for sale for a $242,000 gain. Included in gains on sales of loans held for sale during the 2000 quarter was a $164,000 writedown associated with loans held for sale.

     Gains on trading and available for sale securities, net during the three months ended March 31, 2001 consisted of the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 writedown associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments. The partnership writedown was due to an other-than-temporary decline in one equity investment held by the limited partnership.

     During the three months ended March 31, 2000 the Company sold $317,000 of securities available for sale for a gain of $793,000, recognized a writedown on marketable equity securities available for sale of $781,000 and realized $38,000 of gains on trading activities. BankAtlantic's trading activities were discontinued during 2000.

     During the 2001 period transaction fee income increased by 19% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts.

     During the 2001 period, ATM fee income increased by 5% compared to the same 2000 period. The increase resulted from a renegotiated profit sharing agreement at certain ATM locations.

     Other income increased by 37% from 2000. The increase primarily resulted from the sale of a branch facility for a $386,000 gain and higher other revenues from tax certificates and leasing operations. During the three months ended March 31, 2000, we sold a parcel of land for a $182,000 gain.

NON-INTEREST INCOME - LEVITT OPERATIONS

     Gains on sales of real estate held for sale represented the net profits on sales of real estate by Levitt and Sons and SLWHC as well as our equity in earnings from real estate joint venture activities. During the first quarter of 2001, Levitt and Sons sold real estate inventory for a net gain of $4.0 million, SLWHC sold developed land for a net gain of $1.5 million and we realized $740,000 of earnings from joint venture activities. During the three months ended March 31, 2000 Levitt and Sons sold real estate inventory for a net gain of $2.4 million, SLWHC sold developed land for a net gain of $1.2 million and we incurred a $284,000 loss from joint venture activities.

     During the first quarter of 2001 other income declined significantly from the comparable 2000 period. Included in other income during the March 2000 period was a one-time $3.9 million gain associated with a sale of a utility expansion receivable to a public municipality.

NON-INTEREST INCOME - RYAN BECK OPERATIONS

     Ryan Beck's revenues in the three major categories of fee income declined during the 2001 quarter compared to the same 2000 period. Principal transactions, investment banking and commission revenues declined by 10%, 52% and 45%, respectively, from the corresponding 2000 period. The substantial reduction in revenues was attributed to the overall erosion of the stock market from its highs set during the first quarter of 2000. The principal transaction revenue decline reflected a 43% reduction in equity trading revenues partially offset by an increase in fixed income transaction revenues. This increase was related to revenues from a newly developed certificate of deposit and government agency department.


NON-INTEREST EXPENSES
                                          For the Three Months
                                             Ended March 31,
                                      ---------------------------
                                        2001     2000      Change
                                      -------   -------   -------
(in thousands)
Banking Operations
Employee compensation and benefits    $13,187   $10,885   $ 2,302
Occupancy and equipment ...........     6,019     5,601       418
Advertising and promotion .........       587       581         6
Amortization of cost over fair
 value of net assets ..............       708       708         0
acquired
Other .............................     5,255     5,314       (59)
                                      -------   -------   -------
  Non-interest expense ............    25,756    23,089     2,667
                                      -------   -------   -------
Levitt Operations
Employee compensation and benefits      2,136     1,325       811
Advertising and promotion .........       800       613       187
Selling, general and administrative     2,374     2,366         8
                                      -------   -------   -------
  Non-interest expense ............     5,310     4,304     1,006
                                      -------   -------   -------
Ryan Beck Operations
Employee compensation and benefits      8,276     9,844    (1,568)
Occupancy and equipment ...........       864       899       (35)
Advertising and promotion .........       125       272      (147)
Amortization of cost over fair
 value of net assets ..............       317       308         9
acquired
Other .............................     2,545     3,185      (640)
                                      -------   -------   -------
  Non-interest expense ............    12,127    14,508    (2,381)
                                      -------   -------   -------
Total  non-interest expenses ......   $43,193   $41,901   $ 1,292
                                      =======   =======   =======


Non-Interest Expenses - Banking Operations

     Compensation expenses increased 21% from the comparable 2000 period. Due to competitive local labor market conditions, we substantially increased compensation of existing employees and related health insurance benefits. We also strengthened our senior management team and hired information system personnel to upgrade our technology infrastructure and to implement our internet banking activities.

     Occupancy and equipment expenses increased 7% from the comparable 2000 period. The increase was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from our service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in our technology infrastructure.

NON-INTEREST EXPENSES  - LEVITT OPERATIONS

     The increase in compensation and benefits resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 145 at March 31, 2000 to 200 at March 31, 2001. Levitt and Sons began several new development projects during 2000 and the first quarter of 2001. This expansion also resulted in an increase in advertising and promotion expense.

NON-INTEREST EXPENSES  - RYAN BECK OPERATIONS

     The decline in employee compensation and benefits was primarily due to lower commission expenses associated with the significant declines in Ryan Beck revenues discussed above.

     The decline in other expenses related to lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues as well as the effects of lower clearing costs in the second quarter of 2000.


SEGMENT REPORTING

     The  table  below   provides   segment   information   for  income   before
extraordinary item and the cumulative effect of a change in accounting principle for the three months ended March 31, 2001 and 2000:

                              For the Three Months
        (in thousands)           Ended March 31,
                              --------------------
        Segment net income        2001       2000
                               -------    -------
        Capital markets ....   $ 5,478    $ 4,931
        Commercial banking .     4,971      5,913
        Community banking ..       898     (5,122)
        Levitt Corporation .     1,128      2,126
        Ryan Beck ..........    (1,185)       (44)
        Parent Company .....    (4,465)    (4,123)
                               -------    -------
          Segment net income   $ 6,825    $ 3,681
                               =======    =======

         CAPITAL MARKETS

     Segment net income increased by 11% from the comparable 2000 quarter. The improvement reflected additional interest income resulting from growth in average earning assets. The increase in average earning assets reflected the purchase of mortgage-backed securities and tax certificate acquisitions. The higher interest expense and overhead resulted from an increase in allocated overhead due to higher average segment assets.

         COMMERCIAL BANKING

     Segment net income declined by 16% from the comparable 2000 quarter. The decline primarily resulted from an increase in the provision for loan losses associated with the lease finance portfolio and secondarily higher interest expense and overhead. The higher interest expense and overhead resulted from an increase in allocated overhead due to higher average segment assets balances. The reductions in segment net income were partially offset by additional interest income from higher commercial real estate average balances due to loan originations and purchases.

         COMMUNITY BANKING

     Segment net income increased by $6.0 million from the comparable 2000 quarter. The improvement primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances and management's belief that substantial progress has been made in improving the credit quality of the loan portfolio in this segment. Also contributing to the improvement in segment net income was additional interest income earned from higher average loan balances primarily relating to the origination of home equity loans.

         LEVITT CORPORATION

     Segment net income from the operations of Levitt Corporation declined by 47% from the comparable 2000 quarter. The lower segment net income resulted from a one-time $3.9 million gain in 2000 associated with a sale of a utility expansion receivable to a public municipality. Revenues from Levitt Corporation's sales of real estate and joint venture activities increased from $3.1 million for the three months ended March 31, 2000 to $6.6 million during the comparable 2001 period.

         RYAN BECK

     During the three months ended March 31, 2001 the Ryan Beck segment posted a $1.2 million loss compared to a slight loss during the same 2000 period. The segment loss was attributed to lower revenues from Ryan Beck's three major revenues sources: investment banking, principal transactions and commissions. The substantial decline in revenues resulted from the overall erosion of the stock market from its highs set in the first quarter of 2000. The decline in this segment's net income was partially offset by lower compensation and clearing expenses.

         PARENT COMPANY

     The parent company loss increased by $341,000 during the first quarter of 2001 compared to the same 2000 period. The increase primarily resulted from lower interest income due to the repayment of an inter-company $10 million note receivable along with higher interest expense associated with the issuance of investment notes during 2000.


FINANCIAL CONDITION

     Our total assets at March 31, 2001 were $4.8 billion compared to $4.6 billion at December 31, 2000. The increase in total assets primarily resulted from increased:

     1) loans receivable, net primarily from the origination and purchase of commercial real estate loans,
     2) Securities available for sale resulting from the purchase of US government securities and adjustable rate mortgage backed securities,
     3) real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory, and
     4) cash and due from depository institutions due to higher in-transit cash letter balances.

     The above increases in total assets were partially offset by decreased:

     1) investment securities and tax certificates resulting from redemptions and maturities,
     2)   trading securities related to Ryan Beck's operations, and
     3) deferred tax asset, net primarily due to appreciation of securities available for sale.

     The Company's total liabilities at March 31, 2001 were $4.5 billion compared to $4.4 billion at December 31, 2000. The increase in total liabilities primarily resulted from increased:

     1) deposit balances reflecting an increase in time deposits and savings accounts and

     2) securities sold under agreements to repurchase which were used to fund growth in loans receivable and securities available for sale.

     The  above  increases  in  total   liabilities  were  partially  offset  by
decreased:

     1)   advances  from  FHLB  due  to  maturities,  and

     2) other liabilities resulting from lower due from clearing agent balances.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

INTEREST RATE RISK

     The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2001 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were our:

     /bullet/     Loan portfolio,
     /bullet/     Debt securities available for sale,
     /bullet/     Investment securities,
     /bullet/     FHLB stock,
     /bullet/     Federal Funds sold,
     /bullet/     Government securities,
     /bullet/     Deposits
     /bullet/     Advances from FHLB,
     /bullet/     Securities sold under agreements to repurchase,
     /bullet/     Federal Funds purchased,
     /bullet/     Notes and Bonds payable
     /bullet/     Subordinated Debentures,
     /bullet/     Trust Preferred Securities, ss.
     /bullet/     Forward, contracts,
     /bullet/     Interest rate swaps, and
     /bullet/     Off-balance sheet loan commitments.

     The model calculates the net potential gains and losses in net portfolio fair value by:

          (i)  discounting   anticipated   cash  flows  from  existing   assets,
               liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2001,

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

     Presented below is an analysis of the Company's interest rate risk at March 31, 2001 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                    Net
                                   Portfolio
                  Changes            Value            Dollar
                   in Rate          Amount            Change
                -------------     ------------     -------------
                            (dollars in thousands)
                  +200 bp        $    315,688     $    (49,616)
                  +100 bp        $    349,900     $    (15,404)
                     0           $    365,304     $           0
                  -100 bp        $    363,466     $     (1,838)
                  -200 bp        $    339,192     $    (26,112)


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

     It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

EQUITY PRICE RISK

     The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at March 31, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.
                                               Securities
                                 Available     Sold Not
  Percent           Trading       for Sale        Yet
 Change in        Securities     Securities    Purchased      Dollar
 Fair Value       Fair Value     Fair Value    Fair Value     Change
-------------     ------------  ------------- ------------- -----------
                        (dollars in thousands)
     20     %    $  43,351     $   28,817    $   17,000    $   14,861
     10     %    $  39,739     $   26,415    $   15,584    $    7,431
     0      %    $  36,126     $   24,014    $   14,167    $        0
    (10)    %    $  32,513     $   21,613    $   12,750    $   (7,431)
    (20)    %    $  28,901     $   19,211    $   11,334    $  (14,861)

     Excluded from the above table are $20 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

     Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of liquidity is dividends from BankAtlantic. During 2000, the Company received $23.2 million of dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at March 31, 2001 associated with its subordinated debentures, Trust Preferred Securities, investment notes and financial institution borrowings was $20.3 million. The Company's estimated current annual dividends to common shareholders are $3.7 million. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

     During the years ending December 31, 2002 and 2003 the Company has $54.8 million of investment notes and bank debt maturing along with a $7.7 million payment associated with its cash-based deferred compensation plan. Management has no current plans with respect to the payment of such obligations and there is no assurance that the Company will be in a position to fund or refinance the obligations on terms satisfactory to the Company.

     BankAtlantic's primary sources of funds during the first three months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At March 31, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic has entered into discussions with other banks concerning the possible sale of selected branches located in Wal*Mart Super Stores ("in-store branches"). BankAtlantic has sixteen in-store branches with aggregate deposit balances of approximately $133 million.

     The Company's commitments to originate and purchase loans at March 31, 2001 were $174.4 million and $74.8 million compared to $245.1 million and $55.8 million at March 31, 2000. Additionally, the Company had commitments to purchase $30.1 million of mortgage-backed securities at March 31, 2000 compared to zero during the same 2001 period. At March 31, 2001, loan commitments represented approximately 9% of net loans receivable, net.

     At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                           Minimum Ratios
                                                    --------------------------
                                   Actual           Adequately         Well
                            ---------------------   Capitalized    Capitalized
                             Amount       Ratio        Ratio          Ratio
                            ----------   --------   -----------    -----------
At March 31, 2001:
Total risk-based capital   $ 336,847      11.03%       8.00%         10.00%
Tier 1 risk-based capital  $ 298,658       9.78%       4.00%          6.00%
Tangible capital.........  $ 298,658       6.54%       1.50%          1.50%
Core capital.............  $ 298,658       6.54%       4.00%          5.00%

At December 31, 2000:
Total risk-based capital.  $ 328,973      11.00%       8.00%         10.00%
Tier 1 risk-based capital  $ 291,544       9.74%       4.00%          6.00%
Tangible capital.........  $ 291,544       6.66%       1.50%          1.50%
Core capital.............  $ 291,544       6.66%       4.00%          5.00%


     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At March 31, 2001, Ryan Beck's regulatory net capital was approximately $8.1 million, which exceeded minimum net capital rule requirements by $7.1 million.

     Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2001.

PART II - OTHER INFORMATION


         EXHIBITS AND REPORTS ON FORM 8K

  (a)    Exhibits
         --------

         Exhibit 3 Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company

         Exhibit 11        Statement re:  Computation of Per Share Earnings


  (b)    Reports on Form 8K
         ------------------

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.


May 15, 2001                            By:  /s/Alan B. Levan
--------------                               ---------------------------
    Date                                     Alan B. Levan
                                             Chief Executive Officer/
                                             Chairman/President



May 15, 2001                            By:  /s/James A. White
--------------                               --------------------------
    Date                                     James A. White
                                             Executive Vice President,
                                             Chief Financial Officer