Form 10-Q
period 2001-06-30
BANKATLANTIC BANCORP INC
filed 2001-08-14
CIK 921768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 34-027228


                           BANKATLANTIC BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its Charter)


                Florida                                  65-0507804
    -------------------------------                  -----------------
    (State or other jurisdiction of                  (I.R.S.Employer
     incorporation or organization)                  Identification No.)


         1750 East Sunrise Boulevard
          Ft. Lauderdale, Florida                            33304
    --------------------------------------                ----------
   (Address of principal executive offices)               (Zip Code)


                                 (954) 760-5000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                         Outstanding at
               Title of Each Class                       August 2, 2001
 -----------------------------------------------         --------------
 Class A Common Stock, par value $0.01 per share           37,393,873
 Class B Common Stock, par value $0.01 per share            4,876,124




================================================================================

                                TABLE OF CONTENTS





FINANCIAL INFORMATION
                                                                Page Reference
                                                                --------------

     FINANCIAL STATEMENTS                                             1-19

      Consolidated Statements of Financial Condition -
        June 30, 2001 and 2000 and December 31, 2000  - Unaudited        4

      Consolidated Statements of Operations -
        For the Three and Six Months Ended June 30, 2001
        and 2000 - Unaudited ....................................      5-7

      Consolidated Statements of Stockholders' Equity
        and Comprehensive Income - For the Three and Six Months
        Ended June 30, 2001 and 2000 - Unaudited ................        8

      Consolidated Statements of Cash Flows - For the Three
        and Six Months Ended June 30, 2001 and 2000 - Unaudited .     9-10


      Notes to Consolidated Financial Statements - Unaudited ....    11-19


      Management's Discussion and Analysis of Financial
        Condition and Results of Operations .....................    20-33



OTHER INFORMATION

         Exhibits and Reports on Form 8K ........................       34

         Signatures .............................................       35

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.


                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

                                                        June 30,      December 31,    June 30,
(In thousands, except share data)                         2001           2000           2000
                                                       -----------    -----------    ----------
 ASSETS

Cash and due from depository institutions .........   $    98,254    $    85,109    $    80,430
Federal Funds sold and securities purchased
  under resell agreements .........................         1,018          1,584          1,122
Investment securities and tax certificates
  (approximate fair value: $362,616,$387,971
  and $361,302) ...................................       356,179        383,619        361,186
Loans receivable, net .............................     2,972,548      2,853,804      2,780,536
Securities available for sale, at fair value ......       866,097        839,010        773,076
Trading securities, at fair value .................        31,113         43,557         16,796
Accrued interest receivable .......................        37,087         44,046         38,539
Real estate held for development and sale and
  joint ventures ..................................       154,546        147,755        156,974
Office properties and equipment, net ..............        61,649         59,850         56,155
Federal Home Loan Bank stock, at cost which
  approximates fair value .........................        56,428         51,940         50,958
Deferred tax asset, net ...........................        17,495         25,973         38,469
Cost over fair value of net assets acquired, net ..        48,463         49,882         51,913
Other assets ......................................        55,220         31,171         32,437
                                                       ----------     ----------     ----------
Total assets ......................................   $ 4,756,097    $ 4,617,300    $ 4,438,591
                                                       ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..........................................   $ 2,370,505    $ 2,234,485    $ 2,138,319
Advances from FHLB ................................     1,128,555      1,038,801        989,140
Federal Funds purchased ...........................       107,000          9,700              -
Securities sold under agreements to repurchase ....       438,714        659,502        676,502
Subordinated debentures, notes and bonds payable ..       220,508        224,358        225,519
Guaranteed preferred beneficial interests in
  the Company's Junior Subordinated Debentures ....        74,750         74,750         74,750
Other liabilities .................................       141,652        126,883         87,567
                                                       ----------     ----------     ----------
Total liabilities .................................     4,481,684      4,368,479      4,191,797
                                                       ----------     ----------     ----------
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000
  shares authorized: none issued and outstanding ..            -               -              -
Class A Common Stock, $0.01 par value, authorized
  80,000,000 shares; issued and outstanding,
  31,794,761, 31,704,365 and 31,681,764 shares ....           318            317            317
Class B Common Stock, $0.01 par value, authorized
  45,000,000 shares; issued and outstanding,
  4,876,124, 4,876,124 and  9,799,596 shares ......            49             49             98
Additional paid-in capital ........................       104,237        103,745        134,606
Unearned compensation - restricted stock grants ...          (290)          (391)          (492)
Retained earnings .................................       157,910        143,471        132,994
                                                       ----------     ----------     ----------
Total stockholders' equity before accumulated other
  comprehensive income (loss) .....................       262,224        247,191        267,523
Accumulated other comprehensive income (loss) .....        12,189          1,630        (20,729)
                                                       ----------     ----------     ----------
Total stockholders' equity ........................       274,413        248,821        246,794
                                                       ----------     ----------     ----------
Total liabilities and stockholders' equity ........   $ 4,756,097    $ 4,617,300    $ 4,438,591
                                                       ==========     ==========     ==========


                      See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

                               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       For the Three Months       For the Six Months
(In thousands, except share data)                         Ended June 30,             Ended June 30,
                                                       ---------------------     ---------------------
                                                         2001         2000         2001         2000
                                                       --------     --------     --------     --------
Interest income:
Interest and fees on loans and leases .............   $  61,580    $  61,211    $ 125,431    $ 120,335
Interest and dividends on securities available
  for sale ........................................      13,284       12,934       26,649       26,574
Interest and dividends on other investments and
  trading securities ..............................       8,792        6,001       17,828       10,461
                                                       --------     --------     --------     --------
Total interest income .............................      83,656       80,146      169,908      157,370
                                                       --------     --------     --------     --------
Interest expense:
Interest on deposits ..............................      23,089       22,267       47,533       42,105
Interest on advances from FHLB ....................      14,660       15,692       29,361       31,540
Interest on securities sold under agreements to
  repurchase and federal funds purchased ..........       7,142        7,407       16,774       13,989
Interest on subordinated debentures, guaranteed
  preferred interest in the Company's Junior
  Subordinated Debentures and notes and bonds
  payable .........................................       7,130        6,932       14,505       13,521
Capitalized interest on real estate developments
  and joint ventures ..............................      (1,447)      (1,841)      (3,018)      (3,526)
                                                       --------     --------     --------     --------
Total interest expense ............................      50,574       50,457      105,155       97,629
                                                       --------     --------     --------     --------
Net interest income ...............................      33,082       29,689       64,753       59,741
Provision for loan losses .........................       4,040        4,533        6,801       15,320
                                                       --------     --------     --------     --------
Net interest income after provision for loan losses      29,042       25,156       57,952       44,421
Non-interest income:
Investment banking income .........................      10,202       12,504       19,055       25,704
Transaction fees ..................................       3,890        3,221        7,770        6,472
Net revenues from sales of real estate ............       7,949        2,646       14,519        5,757
ATM fees ..........................................       2,654        2,718        5,306        5,233
Loan late fees and other loan income ..............       1,157        1,069        2,066        2,107
Gains (loss) on loans held for sale, net ..........           9         (367)          22         (289)
Gains on trading securities and securities
  available for sale, net .........................       1,221          202        1,356          252
Other .............................................       1,938        1,808        4,240        7,314
                                                       --------     --------     --------     --------
Total non-interest income .........................      29,020       23,801       54,334       52,550
                                                       --------     --------     --------     --------
Non-interest expense:
Employee compensation and benefits ................      23,152       21,168       46,751       43,222
Occupancy and equipment ...........................       6,953        6,447       13,836       12,947
Advertising and promotion .........................       2,407        2,670        3,919        4,136
Amortization of cost over fair value of net
  assets acquired .................................       1,049        1,024        2,074        2,040
Other .............................................      11,264       10,184       21,438       21,049
                                                       --------     --------     --------     --------
Total non-interest expense ........................      44,825       41,493       88,018       83,394
Income before income taxes, discontinued
  operations, extraordinary item and cumulative
  effect of a change in accounting principle ......      13,237        7,464       24,268       13,577
Provision for income taxes ........................       4,632        2,461        8,838        4,893
                                                       --------     --------     --------     --------
Income before discontinued operations,
  extraordinary item and cumulative effect of
  a change in accounting principle ................       8,605        5,003       15,430        8,684
Discontinued operations, net of taxes .............           -          259            -          259
Extraordinary item, net of taxes ..................           -            -            -        3,466
Cumulative effect of a change in accounting
  principle, net of tax ...........................           -            -        1,138            -
                                                       --------     --------     --------     --------
Net income ........................................   $   8,605    $   5,262    $  16,568    $  12,409
                                                      ========     ========     ========     ========

               See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                       For the Three Months        For the Six Months
                                                           Ended June 30,            Ended June 30,
                                                      ----------------------     ---------------------
                                                        2001         2000          2001         2000
                                                      -------     ----------     -------     ---------
Class A common shares (1)
Basic earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $    N/A    $      0.12    $    N/A     $     0.21
Basic earnings per share from discontinued
  operations .....................................        N/A           0.01         N/A           0.01
Basic earnings per share from extraordinary item .        N/A              -         N/A           0.09
Basic earnings per share from cumulative effect
  of a change in accounting principle ............        N/A              -         N/A              -
                                                      -------      ---------     -------      ---------
Basic earnings per share .........................   $    N/A    $      0.13    $    N/A     $     0.31
                                                      =======     ==========     =======      =========

Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $    N/A    $      0.11    $    N/A     $     0.20
Diluted earnings per share from discontinued
  operations .....................................        N/A              -         N/A              -
Diluted earnings per share from extraordinary item        N/A              -         N/A           0.06
Diluted earnings per share from cumulative effect
  of a change in accounting principle ............        N/A              -         N/A              -
                                                      -------      ---------     -------      ---------
Diluted earnings per share .......................   $    N/A    $      0.11    $    N/A     $     0.26
                                                      =======     ==========     =======      =========
Basic weighted average number of common shares
  outstanding ....................................        N/A     31,546,061         N/A      31,522,835
                                                      =======     ==========     =======      ==========
Diluted weighted average number of common and
  common equivalent shares outstanding ...........        N/A     47,194,152         N/A      47,894,114
                                                      =======     ==========     =======      ==========
Class B common shares (1)
Basic earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $    N/A    $      0.11    $    N/A     $      0.19
Basic earnings per share from discontinued
  operations .....................................        N/A           0.01         N/A            0.01
Basic earnings per share from extraordinary item .        N/A              -         N/A            0.08
Basic earnings per share from cumulative effect
  of a change in accounting principle ............        N/A              -         N/A               -
                                                      -------     ----------     -------      ----------
Basic earnings per share .........................   $    N/A    $      0.12    $    N/A     $      0.28
                                                      =======     ==========     =======      ==========

Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................   $    N/A    $      0.11    $    N/A     $      0.19
Diluted earnings per share from discontinued
  operations .....................................        N/A           0.01         N/A               -
Diluted earnings per share from extraordinary item        N/A              -         N/A            0.06
Diluted earnings per share from cumulative effect
  of a change in accounting principle ............        N/A              -         N/A               -
                                                      -------     ----------     -------      ----------
Diluted earnings per share .......................   $    N/A    $      0.12    $    N/A     $      0.25
                                                      =======     ==========     =======      ==========

Basic weighted average number of common shares
  outstanding ....................................        N/A      9,774,193         N/A       9,916,211
                                                      =======     ==========     =======      ==========
Diluted weighted average number of common and
  common equivalent shares outstanding ...........        N/A     10,270,725         N/A      10,412,743
                                                      =======     ==========     =======      ==========


          See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.


                           CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                      For the Three Months        For the Six Months
                                                         Ended June 30,             Ended June 30,
                                                     ----------------------     ----------------------
                                                        2001          2000         2001         2000
                                                     ----------     -------     ----------     -------
Earnings per share (1)
Basic earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................         0.24         N/A           0.42         N/A
Basic earnings per share from discontinued
  operations .....................................            -         N/A              -         N/A
Basic earnings per share from extraordinary item .            -         N/A              -         N/A
Basic earnings per share from cumulative effect
  of a change in accounting principle ............            -         N/A           0.03         N/A
                                                     ----------     -------     ----------     -------
Basic earnings per share .........................         0.24         N/A           0.45         N/A
                                                     ==========     =======     ==========     =======

Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle ...........................         0.19         N/A           0.34         N/A
Diluted earnings per share from discontinued
  operations .....................................            -         N/A              -         N/A
Diluted earnings per share from extraordinary item            -         N/A              -         N/A
Diluted earnings per share from cumulative effect
  of a change in accounting principle ............            -         N/A           0.03         N/A
                                                     ----------     -------     ----------     -------
Diluted earnings per share .......................         0.19         N/A           0.37         N/A
                                                     ==========     =======     ==========     =======

Basic weighted average number of common shares
  outstanding ....................................   36,535,810         N/A     36,519,091         N/A
                                                     ==========     =======     ==========     =======
Diluted weighted average number of common and
  common equivalent shares outstanding ...........   51,275,621         N/A     50,909,002         N/A
                                                     ==========     =======     ==========     =======


(1)  In prior periods our capital structure  included a dividend  preference for our Class A  shareholders.
     As  a consequence of the dividend  preference we used the two-class  method to calculate our earnings
     per share.  During the  2001 second   quarter  our   shareholders  voted to  eliminate  the  dividend
     preference.   As a result  we  will no  longer  use the  two-class  method to calculate  our earnings per share as of January 1, 2001.  If  the  two-class  method for  calculating  earnings per share was utilized  through  March  31, 2001, the  diluted earnings per share for the six months ended June 30,
     2001 would remain unchanged.



                   See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                                                                      Unearned
                                                                                       Compen-
                                                                   Addi-               sation      Other
                                                Compre-            tional            Restricted   Compre-
                                                hensive  Common   Paid-in  Retained     Stock     hensive
(In thousands)                                  Income   Stock    Capital  Earnings    Grants     Income      Total
                                                -------  ------  --------  --------  ----------  --------   --------
BALANCE, DECEMBER 31, 1999 ..................            $  426  $145,399  $122,639  $  (5,633)  $(26,945)  $235,886
  Net income ................................   $12,409       -         -    12,409          -          -     12,409
                                                --------
  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale .............................     6,884
   Reclassification adjustment for net gains
       included in net income ...............      (668)
                                                -------
  Other comprehensive income ................     6,216
                                                -------
Comprehensive income ........................   $18,625
                                                =======

Dividends on Class A common stock ...........                 -         -    (1,601)         -          -     (1,601)
Dividends on Class B common stock ...........                 -         -      (453)         -          -       (453)
Exchange of Class A restricted stock for
  participation in deferred compensation plan                (7)   (7,779)        -      4,599          -     (3,187)
Exercise of Class B common stock options ....                 2       634         -          -          -        636
Tax effect relating to the exercise of
   stock options ............................                 -       152         -          -          -        152
Purchase and retirement of Class A
   common stock .............................                (6)   (3,855)        -          -          -     (3,861)
Issuance of Class A restricted common stock
  for acquisitions ..........................                 -       178         -          -          -        178
Forfeited Class A restricted common stock ...                 -      (123)        -        103          -        (20)
Amortization of  unearned compensation
   restricted stock grants ..................                 -         -         -        439          -        439
Net change in unrealized appreciation on
  securities available for sale-net of
  deferred income taxes .....................                 -         -         -          -      6,216      6,216
                                                         ------  --------  --------  ----------  --------   --------
BALANCE, JUNE 30, 2000 ......................            $  415  $134,606  $132,994  $    (492)  $(20,729)  $246,794
                                                         ======  ========  ========  ==========  ========   ========

BALANCE, DECEMBER 31, 2000 ..................            $  366  $103,745  $143,471  $    (391)  $  1,630   $248,821
  Net income ................................   $16,568                      16,568          -          -     16,568
                                                -------
  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale .............................    10,515
   Accumulated gains associated with cash
       flow hedge ...........................       301
   Reclassification adjustment for net gains
       included in net income ...............      (257)
                                                -------
  Other comprehensive income ................    10,559
                                                -------
Comprehensive income ........................   $27,127
                                                =======
Dividends on Class A Common Stock ...........                 -         -    (1,876)         -          -     (1,876)
Dividends on Class B Common Stock ...........                 -         -      (253)         -          -       (253)
Exercise of Class A common stock options ....                 1       404         -          -          -        405
Tax effect relating to the exercise of
   stock options ............................                 -        63         -          -          -         63
Issuance of Class A common stock upon
  conversion of subordinated debentures .....                 -        25         -          -          -         25
Amortization of  unearned compensation ......                 -
   restricted stock grants ..................                 -         -         -        101          -        101
Net change in other comprehensive income, net
  of income taxes ...........................                 -         -         -          -     10,559     10,559
                                                         ------  --------  --------  ---------   --------   --------
BALANCE, JUNE 30, 2001 ......................            $  367  $104,237  $157,910  $   (290)   $ 12,189   $274,413
                                                         ======  ========  ========  =========   ========   ========


                                See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                           For the Six Months
(In thousands)                                               Ended June 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
OPERATING ACTIVITIES:
Income before discontinued operations extraordinary
  item and cumulative effect of a change in
  accounting principle ................................  $  15,430    $   8,684
Income from discontinued operations ...................       --            259
Extraordinary item, net of tax ........................       --          3,466
Cumulative effect of a change in accounting principle,
  net of tax ..........................................      1,138         --
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED (USED) IN OPERATING ACTIVITIES:
Provision for credit losses * .........................      7,573       15,826
Change in real estate inventory .......................     (1,131)         (97)
Equity in joint venture losses (earnings) .............     (1,196)         411
Loans held for sale activity, net .....................    (17,813)     (98,792)
Proceeds from sales of loans classified as held
  for sale ............................................     13,002       23,824
Gains on securities activities, net ...................       (934)        (318)
Gains on sales of property and equipment ..............       (367)        (240)
Depreciation, amortization and accretion, net .........      3,298        4,418
Amortization of cost over fair value of net
  assets acquired .....................................      2,074        2,040
Decrease (increase) in deferred tax asset, net ........      2,667         (916)
Trading activities, net ...............................     12,444        6,515
Decrease (increase) in accrued interest receivable ....      6,959       (7,945)
Decrease (increase) in other assets ...................    (25,335)       3,943
Increase in other liabilities .........................     14,832        9,083
                                                          --------     --------
Net cash provided (used) in operating activities ......     32,641      (29,839)
                                                          --------     --------
Investing activities:
Proceeds from redemption and maturities of investment
  securities and tax certificates .....................    129,813       56,487
Purchase of investment securities and tax certificates    (102,085)    (290,801)
Purchases of securities available for sale ............   (237,894)     (79,874)
Proceeds from sales and maturities of securities
  available for sale ..................................    228,969      166,534
Proceeds from sales of FHLB stock .....................        512       13,657
FHLB stock acquired ...................................     (5,000)      (8,205)
Purchases and net originations of loans and leases ....   (123,899)     (68,309)
Proceeds from sales of real estate owned ..............      3,490        2,089
Net additions to office property and equipment ........     (5,586)      (3,234)
Acquisition, net of cash acquired .....................       (655)        (210)
Investment in and advances to joint ventures, net .....     (4,464)      (7,324)
                                                          --------     --------
Net cash used in investing activities .................   (116,799)    (219,190)
                                                          --------     --------
FINANCING ACTIVITIES:
Net increase in deposits ..............................    136,020      110,427
Repayments of FHLB advances ...........................   (275,246)    (805,050)
Proceeds from FHLB advances ...........................    365,000      696,004
Net increase (decrease) in securities sold under
  agreements to repurchase ............................    (220,788)     253,279
Net increase (decrease) in federal funds purchased ....     97,300       (5,900)
Repayment of notes and bonds payable ..................    (27,333)     (12,849)
Proceeds from notes and bonds payable .................     23,508       34,678
Issuance of common stock upon exercise of stock options        405          636
Retirement of subordinated debentures .................       --        (25,083)
Payments to acquire and retire common stock ...........       --         (3,861)
Common stock dividends paid ...........................     (2,129)      (2,083)
                                                          --------     --------
Net cash provided in financing activities .............     96,737      240,198
                                                          --------     --------
Increase in cash and cash equivalents .................     12,579       (8,831)
Cash and cash equivalents at beginning of period ......     86,693       90,383
                                                          --------     --------
Cash and cash equivalents at end of period ............  $  99,272    $  81,552
                                                          ========     ========

* Provision for credit losses represents provision for loan losses, REO and tax certificates.


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.



                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                    For the Six Months
                                                      Ended June 30,
                                                   ---------------------
(In thousands)                                       2001         2000
                                                   --------     --------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Interest paid .................................   $ 108,908    $ 103,294
Income taxes paid .............................      10,875        2,000
Loans transferred to real estate owned ........       2,375        3,766
Loan charge-offs ..............................      10,113       13,638
Tax certificate net charge-offs ...............       1,327          549
Increase in equity for the tax effect related
  to the exercise of employee stock options ...          63          152
Change in other comprehensive income ..........      16,370       10,151
Change in deferred taxes on other comprehensive
  income ......................................      (5,811)      (3,935)
Change in stockholders' equity from other
  comprehensive income ........................      10,559        6,216
Reduction in stockholders' equity from the
  retirement of restricted stock ..............           -       (3,187)
Increase in other liabilities from the
  retirement of restricted stock ..............           -        3,187
Issuance of common stock upon acquisition .....           -          178
Accrual for the purchase of tax certificates,
  paid in July ................................           -       10,167
Loan securitizations ..........................           -       33,577






           See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

     We are a Florida-based financial services holding company with $4.8 billion in assets and we own, directly or indirectly, BankAtlantic, Levitt Corporation, and Ryan, Beck & Co., LLC. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail and commercial banking products and services and engages in a wide range of related activities. Through Levitt Corporation, a subsidiary of BankAtlantic, we engage in real estate development and real estate investment activities primarily in Florida. Our wholly-owned subsidiary, Ryan, Beck, is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $29.5 million of loans from BankAtlantic to Levitt Corporation.

     In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly our consolidated financial condition at June 30, 2001, December 31, 2000 and June 30, 2000, the consolidated results of operations for the three and six months ended June 30, 2001 and 2000, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 2001 and 2000 and the consolidated cash flows for the six months ended June 30, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and an extraordinary item discussed in Note 9 and Note 3, respectively. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Form 10-Q for the three months ended March 31, 2001.

2. COMMON STOCK

     On May 24, 2001 we amended our articles of incorporation to grant voting rights to holders of our Class A Common Stock, make the Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on our Class A Common Stock and Class B Common Stock. As a consequence of the amendment, our Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of the Class A Common Stock and the Class B Common Stock. Our Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which amount is 50% of the number of shares it now holds).

3. EXTRAORDINARY ITEM

     In February 2000, the Company repurchased $25 million in aggregate principal amount of the Company's 5-5/8% Convertible Subordinated Debentures at a purchase price of $18.75 million and recognized a $3.5 million (net of income tax) extraordinary gain upon the retirement of these Debentures.

4.  EARNINGS PER SHARE

     We were required to use the two-class method to report our earnings per share in prior periods. This method was required as a result of the Class A shareholders' having a right to receive a per share cash dividend equal to at least 110% of any cash dividend paid per share on our Class B Common Stock. Our articles of incorporation were amended on May 24, 2001 to equalize the cash dividend payable on our Class A and Class B Common Stock. As a result we will no longer use the two-class method to calculate our earnings per share as of January 1, 2001. See our Annual Report on Form 10-K for a detailed explanation on the calculation of earnings per share using the two-class method.

     Subsequent to January 1, 2001, basic earnings per share were computed based upon the weighted-average number of common shares outstanding during the periods. Diluted earnings per share were computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

5. TRADING SECURITIES

     The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three and six months ended June 30, 2001, Ryan Beck realized net revenues from principal transactions of $3.9 million and $8.4 million, respectively, compared to $4.0 million and $9.0 million during the same 2000 periods. Furthermore, included in other liabilities at June 30, 2001 and December 31, 2000 was $40.2 million and $12.0 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

     Ryan Beck's trading securities consisted of the following (in thousands):

                                   June 30,  December 31,  June 30,
                                    2001        2000         2000
                                   -------   -----------   -------
Debt obligations:
  States and municipalities ..     $ 9,791   $   11,731   $  8,532
  Corporations ...............         290          227        376
  U.S. Government and agencies      16,640       24,476      3,734
  Corporate equities .........       4,094        3,401      4,154
  Certificates of deposit ....         298        3,722          0
                                   -------   ----------   --------
                                   $31,113   $   43,557   $ 16,796
                                   =======   ==========   ========

6.  LOANS HELD FOR SALE

     In the past, we originated and purchased residential loans for portfolio and for sale. Currently, the majority of residential loans originated are CRA loans held for sale and the majority of residential loans purchased are retained in our portfolio. During June 2000, we discontinued our commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale. During the second quarter of 2001, a syndicated commercial real estate loan that had been classified held to maturity was transferred to held for sale. The change in classification reflects management's intent to sell the loan in the foreseeable future.

     Loans held for sale consisted of the following (in thousands):

                                     June 30,   December 31,   June 30,
                                       2001         2000         2000
                                    ---------   -----------   ---------
  Residential ...............      $    4,904  $          0  $  244,141
  Commercial real estate ....          22,713             0           0
  Commercial syndication ....          79,901        80,016     123,868
                                    ---------   -----------   ---------
    Total loans held for sale      $  107,518  $     80,016  $  368,009
                                    =========   ===========   =========


7.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities, Inc. ("Core Communities" f/k/a St. Lucie West Holding Corporation) and Levitt and Sons as well as Levitt Corporation's joint venture activities. Core Communities is the developer of the master planned community of St. Lucie West in St. Lucie County Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida.

     Real estate held for development and sale and joint ventures consisted of the following:

                                       June 30,   December 31,   June 30,
                                          2001        2000         2000
                                       --------   -----------    --------
Land and land development costs ...   $  86,907  $     87,989   $  90,180
Construction costs ................      19,657        15,254      14,994
Other costs .......................       8,022         4,775       1,747
Equity investments in joint venture       6,151         7,559       7,214
Loans to joint ventures ...........      33,809        29,125      39,757
Other .............................           -         3,053       3,082
                                       --------   -----------    --------
                                      $ 154,546  $    147,755   $ 156,974
                                       ========   ===========    ========


     The components of net revenues from sales of real estate were as follows:

                                     For the Three Months    For the Six Months
                                        Ended June 30,          Ended June 30,
                                     --------------------   -------------------
(In thousands)                         2001       2000        2001       2000
                                     --------   --------    --------   --------
Sales of real estate .............   $ 33,176   $ 16,775    $ 57,954   $ 39,986
Cost of sales ....................     25,683     14,001      44,631     33,817
                                     --------   --------    --------   --------
Gains on sales of real estate ..      7,493      2,774      13,323      6,169
Gains (losses) on joint venture
  activities .....................        456       (128)      1,196       (412)
                                     --------   --------    --------   --------
Net revenues from sales of real
  estate .........................   $  7,949   $  2,646    $ 14,519   $  5,757
                                     ========   ========    ========   ========

8.  COMPREHENSIVE INCOME

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2001 and 2000 was $145,000 and $359,000, respectively.

9.  RESTRUCTURING CHARGE

     During December 2000, we adopted a plan to terminate our ATM relationships with Wal*Mart and K-Mart. The restructuring of the ATM network is part of a company-wide program to review all lines of business. These reviews, which will continue in future quarters, are designed to identify underperforming units with a view towards improving performance.

     The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the six months ended June 30, 2001: (in thousands)
                                               Amount
                                                Paid
                                    Initial    During                 Ending
Type of Restructuring Charge         Amount    Period   Adjustments   Balance
--------------------------------    -------   -------   -----------   -------
Lease contract termination costs   $  1,768  $   (856)  $      (219) $   693
De-installation costs ..........        305       (15)            -      290
Other ..........................         74         -             -       74
                                    -------   -------    ----------   ------
  Total restructuring charge       $  2,147  $   (871)  $      (219) $ 1,057
                                    =======   =======    ===========  ======

     During  the  2001  second  quarter,   the  restructuring  charge  liability
established during the fourth quarter 2000 was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined. The restructuring of our ATM network is anticipated to be completed during the fourth quarter of 2001.

10.   DERIVATIVES

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

     The derivatives utilized by us during the six months ended June 30, 2001 were interest rate swaps and forward contracts. We used interest rate swap contracts to manage our interest rate risk. The callable receive fixed swaps were issued in an effort to reduce our interest rate risk associated with our callable 7% certificate accounts. During the 2001, second quarter, we exercised the call option and retired the 7% certificate accounts. We expect the swaps to be called in the foreseeable future. The forward contracts were held for trading purposes.

     The three and five year pay fixed swaps were originally purchased to reduce exposure to interest rate risk associated with our Business Money Market Deposit product. We did not elect hedge accounting treatment for the swaps. Due to changes in the interest rate environment, we shifted our interest rate risk strategy and designated the swaps from hedging our Business Money Market Deposit product to hedging the variable cash flows associated with the forecasted interest payments on certain variable rate FHLB Advances, and elected cash flow hedge accounting treatment. The swaps were designated as a cash flow hedge on June 15, 2001. Our risk management objective and strategy is to fix the cash outflow on forecasted interest payments associated with the LIBOR based advances at an approximate rate of 5.09%. The risk being hedged is the interest rate risk associated with the variability of cash outflows relating to the advances. The net gain recognized from the inception of the hedge through June 30, 2001 representing the amount of hedge ineffectiveness was $15,000. The net gain included in other comprehensive income from this hedging relationship was $301,000. These net gains will be recognized in earnings as interest expense is accrued on the FHLB advances. The net amount of existing losses on the swaps included in other liabilities expected to be reclassified into earnings within the next 12 months is $533,000. The hedging relationship is expected to last over the term of the swaps.

     The following table outlines the notional amount and fair value of our derivatives outstanding at June 30, 2001: (in thousands)

                                                                  Paying        Receiving
                                         Notional     Fair      Index/Fixed    Index/Fixed   Termination
                                          Amount      Value       Amount          Amount        Date
                                         --------   --------    -----------    -----------   -----------
Five year callable receive fixed swaps   $ 30,000   $      0    3 mo. LIBOR           7.13%    1/16/2006
One year callable receive fixed swaps.   $ 15,000   $      0    1 mo. LIBOR           7.06%    7/23/2001
Five year pay fixed swaps ............   $ 25,000   $    (39)          5.73%   3 mo. LIBOR     1/05/2006
Three year pay fixed swaps ...........   $ 50,000   $   (934)          5.81%   3 mo. LIBOR    12/28/2003
                                         ========   ========    ===========    ===========   ===========
Forward contract to purchase
  adjustable rate mortgage-backed
   Securities ........................   $176,823   $    489
                                         ========   ========


11.   SEGMENT REPORTING

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

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the three months ended June 30, 2001 and 2000:

                                          Bank Operations
                               ---------------------------------------
                                Capital     Commercial     Community       Levitt                     Parent      Segment
(in thousands)                  Markets       Banking       Banking     Corporation    Ryan Beck     Company       Total
                               ----------   -----------   -----------   -----------   -----------   ---------   ----------
2001
----
Interest income ............. $    46,487  $     30,178  $      7,016  $        344  $        580  $      (34) $    84,571
Interest expense and overhead     (35,687)      (17,761)       (4,225)          (60)         (206)     (5,118)     (63,057)
Provision for loan losses ...          43        (5,404)        1,321             0             0           0       (4,040)
Non-interest income .........         589           868         2,868         8,657        10,338         758       24,078
Segment profits and losses
 before taxes................       9,856         6,234         1,837         2,078          (915)     (5,853)      13,237
Provision for income taxes ..       3,621         2,291           675           421          (327)     (2,049)       4,632
                               ----------   -----------   -----------   -----------   -----------   ---------   ----------
Segment net income (loss) ... $     6,235  $      3,943  $      1,162  $      1,657  $       (588) $   (3,804) $     8,605
                               ==========   ===========   ===========   ===========   ===========   =========   ==========

Segment average assets ...... $ 2,654,965  $  1,360,428  $    323,421  $    166,661  $     76,306  $  108,570  $ 4,690,351
                               ==========   ===========   ===========   ===========   ===========   =========   ==========

2000
----
Interest income ............. $    43,973  $     27,964  $      8,241  $        492  $        460  $      311 $     81,441
Interest expense and overhead     (35,599)      (16,201)       (5,028)         (425)          (70)     (5,513)     (62,836)
Provision for loan losses ...         (74)       (2,986)       (1,473)            0             0           0       (4,533)
Non-interest income .........         635            84         2,909         3,211        12,718        (113)      19,444
Segment profits and losses
 before taxes ...............       7,742         7,212         (650)          (863)          820      (6,797)       7,464
Provision for income taxes ..       2,962         2,759         (249)          (947)          315      (2,379)       2,461
                               ----------   -----------   ----------    -----------   ------------  ---------   ----------
Segment net income (loss) ... $     4,780  $      4,453  $      (401)  $         84  $        505  $   (4,418) $     5,003
                               ==========   ===========   ==========    ===========   ===========   =========   ==========

Segment average assets ...... $ 2,483,892  $  1,150,649  $   357,271   $    153,644  $     33,998  $   91,458  $ 4,270,912
                               ==========   ===========   ==========    ===========   ===========   =========   ==========








                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     The table below is segment information for income before discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the six months ended June 30, 2001 and 2000:

                                          Bank Operations
                               -------------------------------------
                                 Capital    Commercial    Community      Levitt                   Parent      Segment
(in thousands)                   Markets      Banking      Banking    Corporation    Ryan Beck    Company      Total
                               ----------   ----------   ----------   -----------   -----------  ---------   ----------
2001
Interest income ............. $    93,106  $    62,153  $    14,613   $       795  $     1,156  $        9  $   171,832
Interest expense and overhead     (71,332)     (36,954)      (8,927)         (150)        (309)    (10,734)    (128,406)
Provision for loan losses ...        (120)      (9,650)       2,969             0            0           0       (6,801)
Non-interest income .........         711        1,595        5,625        15,953       19,471       1,080       44,435
Segment profits and losses
 before taxes ...............      18,636       14,201        3,277         3,629       (2,753)    (12,722)      24,268
Provision for income taxes ..       6,923        5,287        1,217           844         (980)     (4,453)       8,838
                               ----------   ----------   ----------    ----------   ----------   ---------   ----------
Segment net income (loss) ... $    11,713  $     8,914  $     2,060   $     2,785  $    (1,773) $   (8,269) $    15,430
                               ==========   ==========   ==========    ==========   ==========   =========   ==========

Segment average assets ...... $ 2,624,098  $ 1,308,896  $   364,290   $   166,210  $    68,064  $   97,882  $ 4,629,440
                               ==========   ==========   ==========    ==========   ==========   =========   ==========

2000
Interest income ............. $    87,336  $    52,759  $    17,010   $     1,013  $       941  $      851  $   159,910
Interest expense and overhead     (69,910)     (30,032)      (9,915)         (665)        (278)    (10,935)    (121,735)
Provision for loan losses ...        (217)      (3,647)     (11,456)            0            0           0      (15,320)
Non-interest income .........         692          706        5,784        10,626       26,173        (101)      43,880
Segment profits and losses
 before taxes ...............      15,626       16,666       (8,838)        2,522          743     (13,142)      13,577
Provision for income taxes ..       5,915        6,300       (3,315)          312          282      (4,601)       4,893
                               ----------   ----------   ----------    ----------   ----------   ---------   ----------
Segment net income (loss) ... $     9,711  $    10,366  $    (5,523)  $     2,210  $       461  $   (8,541) $     8,684
                               ==========   ==========   ==========    ==========   ==========   =========   ==========

Segment average assets ...... $ 2,479,013  $ 1,073,633  $   385,662   $   153,654  $    36,075  $   94,917  $ 4,222,954
                               ==========   ==========   ==========    ==========   ==========   =========   ==========










                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, segment interest income and total consolidated interest income is as follows:

                                                     For the Three Months Ended    For the Six Months Ended
(in thousands)                                                June 30,                     June 30,
                                                     --------------------------    --------------------------
Total average assets                                     2001           2000           2001           2000
                                                     -----------    -----------    -----------    -----------
Total assets for reportable segments .............   $ 4,690,351    $ 4,270,912    $ 4,629,440    $ 4,222,954
Assets in overhead ...............................       110,451        118,048        120,707        108,191
                                                     -----------    -----------    -----------    -----------
Total consolidated assets ........................   $ 4,800,802    $ 4,388,960    $ 4,750,147    $ 4,331,145
                                                     ===========    ===========    ===========    ===========
Non-interest income
Total non-interest income for reportable segments    $    24,078    $    19,444    $    44,435    $    43,880
Items included in interest expense and overhead:
  Transaction fee income .........................         3,890          3,221          7,770          6,472
  Gains on sales of property and equipment .......            20             57            367            240
  Other fees .....................................         1,032          1,079          1,762          1,958
                                                     -----------    -----------    -----------    -----------
Total consolidated non-interest income ...........   $    29,020    $    23,801    $    54,334    $    52,550
                                                     ===========    ===========    ===========    ===========
Interest income
Total interest income for reportable segments ....   $    84,571    $    81,441    $   171,832    $   159,910
Deferred interest income on real estate activities          (107)           371           (282)          (665)
Elimination entries ..............................          (808)        (1,666)        (1,642)        (1,875)
                                                     -----------    -----------    -----------    -----------
Total consolidated interest income ...............   $    83,656    $    80,146    $   169,908    $   157,370
                                                     ===========    ===========    ===========    ===========


12.  SUBSEQUENT EVENTS

     During July 2001, we sold 5.1 million shares of our Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering will be used to reduce debt at the holding company level and for general corporate purposes.

     On July 13, 2001, we exercised our right to redeem our subordinated investment notes. We had outstanding $34.8 million of subordinated investment notes with an 11% weighted average interest rate at June 30, 2001. The notes will be redeemed on August 15, 2001 at 100% of the principal amount plus accrued interest.

13.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria in which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to Be Disposed Of.

     We are required to adopt the provisions of Statement 141 immediately. The goodwill on our Statement of Financial Condition will continue to be amortized prior to the adoption of Statement 142. We will adopt Statement 142 on January 1, 2002.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $47.4 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million and $2.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses would be required to be recognized as the cumulative effect of a change in accounting principle.

     On July 5, 2001, the FASB board voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations", That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The potential impact of Statement 143 on our Statement of Operations and Statement of Financial Condition is currently under review by management.

14.  RECLASSIFICATIONS

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2001.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company") and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of leverage; economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and the related sufficiency of its allowance for loan losses; changes in interest rates and economic policies; the success of technological, strategic and business initiatives; the profitability of its banking and non-banking initiatives; risks associated with the value of the Company's equity investments; expectations of performance improvements at our investment banking and leasing subsidiaries; the impact of the implementation of FASB Statement 141 and 142 and other factors discussed elsewhere in reports filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control.

RESULTS OF OPERATIONS

                                           For the Three Months   For the Six Months
                                               Ended June 30,        Ended June 30,
                                           --------------------   -------------------
(In thousands)                                2001       2000       2001       2000
                                            --------   --------   --------   --------
Income Statement
Total interest income ..................   $ 83,656   $ 80,146   $169,908   $157,370
Total interest expense .................     50,574     50,457    105,155     97,629
                                            -------    -------    -------    -------
Net interest income ....................     33,082     29,689     64,753     59,741
Provision for loan losses ..............      4,040      4,533      6,801     15,320
Gains on sales of securities, net ......      1,221        202      1,356        252
Other non-interest income ..............     27,799     23,599     52,978     52,298
Non-interest expense ...................     44,825     41,493     88,018     83,394
Income before income taxes, discontinued
  operations, extraordinary item and
  cumulative effect of a change in .....    -------    -------    -------    -------
  accounting principle .................     13,237      7,464     24,268     13,577
Provision for income taxes .............      4,632      2,461      8,838      4,893
Income before discontinued operations,
 extraordinary item and cumulative .....    -------    -------    -------    -------
 effect of a change in accounting
 principle .............................      8,605      5,003     15,430      8,684
Discontinued operations, net of taxes ..        -          259        -          259
Extraordinary item, net of tax .........        -          -          -        3,466
Cumulative effect of a change in
 accounting principle, net of tax ......        -          -        1,138        -
                                            -------    -------    -------    -------
Net income .............................   $  8,605   $  5,262   $ 16,568   $ 12,409
                                            =======    =======    =======    =======

OVERVIEW

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:


     Income before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle increased 72% from 2000. This improvement resulted primarily from increased net interest income, a reduction in our provision for loan losses, higher gains on the sales of securities and a
substantial   increase  in  income  from  real  estate
operations. The above improvements in income were partially offset by higher compensation expense, a decline in income from investment banking operations and an increase in other operating expenses.

     Net interest income increased by 11.4% from 2000. The improvement resulted from higher average earning assets and an improvement in the net interest margin. The earning asset growth was primarily related to growth in the commercial real estate loan portfolio and, secondarily, higher securities average balances. The improvement in the net interest margin reflects the rapid decline in interest rates during the first six months of 2001.

     The provision for loan losses decreased $493,000. The decline in the provision for loan losses primarily resulted from a continuing decline in charge-offs and required reserves associated with our small business and indirect loan portfolios partially offset by additional reserves allocated to our syndication and lease financing portfolios.

     Non-interest  income  increased  by  21.9%  from  the  2000  quarter.   The
improvement in non-interest income primarily resulted from a substantial increase in income from our real estate operations as well as higher transaction account fees and gains on the sales of assets. The above increases in non-interest income were partially offset by lower revenues from our investment banking operations.

     Non-interest expense increased by 8.0% from 2000. The increase primarily resulted from higher compensation, occupancy and operating expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

     Income before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle increased 77.7% from 2000. The improvement primarily resulted from the items discussed above.

     We also recognized a $1.1 million gain, net of tax during the 2001 period from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period we recognized a $3.5 million extraordinary gain, net of tax, resulting from the repurchase of our 5-5/8% Debentures at a discount and we recognized $259,000 of income from discontinued operations, net of tax. Income from discontinued operations resulted from the sale of a building used in the mortgage servicing operations.

  NET INTEREST INCOME

                                                 For the Three Months          For the Six Months
                                                    Ended June 30,                Ended June 30,
                                              --------------------------   ---------------------------
(In thousands)                                  2001     2000     Change     2001       2000    Change
                                              -------   -------   ------   --------   -------   ------

Interest and fees on loans and leases ....   $ 61,580  $ 61,211  $   369   $125,431  $120,335  $ 5,096
Interest on securities available for sale      13,284    12,934      350     26,649    26,574       75
Interest and dividends on other
  investments and trading securities .....      8,792     6,001    2,791     17,828    10,461    7,367
Interest on deposits .....................    (23,089)  (22,267)    (822)   (47,533)  (42,105)  (5,428)
Interest on advances from FHLB ...........    (14,660)  (15,692)   1,032    (29,361)  (31,540)   2,179
Interest on securities sold under
  agreements to repurchase ...............     (7,142)   (7,407)     265    (16,774)  (13,989)  (2,785)
Interest on subordinated debentures,
  notes and bonds payable and guaranteed
  preferred interests in the Company's
  junior Subordinated Debentures .........     (7,130)   (6,932)    (198)   (14,505)  (13,521)    (984)
Capitalized interest on real estate
  developments and joint ventures ........      1,447     1,841     (394)     3,018     3,526     (508)
                                              -------   -------   ------    -------   -------   ------
Net interest income ......................   $ 33,082  $ 29,689  $ 3,393   $ 64,753  $ 59,741  $ 5,012
                                              =======   =======   ======    =======   =======   ======
Net interest margin ......................       3.03%     2.95%     .08%      2.97%     3.01%    (.04)%
                                             ========   =======   ======    =======   =======   ======

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

     Net interest income increased by 11.4% from 2000. The increase was due to higher average loan, securities available for sale and securities held to maturity balances as well as a slight improvement in our net interest margin. The growth in our loan portfolio was primarily attributable to commercial real estate fundings and the origination of home equity loans. This growth resulted from our strategy to emphasize commercial real estate loans and to grow our core commercial and retail banking business. This growth was partially offset by declines in our small business, indirect consumer, syndication and international loan portfolios. The decline in the above portfolio balances reflects our strategic decision to exit non-mortgage syndication, indirect consumer and correspondent financial institution lending as well as reduce our small business loan production. The growth in our securities portfolio primarily resulted from our purchases of adjustable rate mortgage-backed securities. The securities were purchased to reposition our portfolio in reaction to the significant decline in interest rates during the first six months of 2001.

     The net interest margin improved by 8 basis points from 2000. The increased margin primarily resulted from rates on interest bearing liabilities declining faster than yields on interest earning assets. Rate declines on interest-bearing liabilities were due to lower rates paid on deposit products, FHLB advances and short-term borrowings due to the rapid decline in interest rates during 2001. These rate declines were partially offset by additional subordinated investment note borrowings at higher rates than traditional borrowings. Proceeds from subordinated investment notes were used to fund the retirement of all publicly held Class B Common Stock and to retire a portion of our 5-5/8% convertible debentures. Lower yields on interest earning assets reflected the re-pricing of our floating rate loans and securities downward due to the declining interest rate environment during 2001.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

     Net interest income increased by 8.4% from 2000. Total interest income increased by $12.5 million and total interest expense increased by $7.5 million. The increase in net interest income primarily resulted from the items discussed above for the three months ended June 30, 2001 except that the net interest margin during the 2001 period declined 4 basis points from the 2000 period. The decline in the net interest margin resulted from higher rates on deposit products and additional subordinated investment note borrowings. The higher deposit rates were primarily from money market accounts and callable certificates of deposits. During the second quarter of 2001, the rates on money market accounts were significantly lowered and we exercised our right to redeem all callable certificate accounts.









                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROVISION FOR LOAN LOSSES

                                         For the                For the
                                       Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                   -------------------   ---------------------
(in thousands)                       2001       2000         2001       2000
                                   -------    --------     -------    --------
Balance, beginning of period ..   $ 47,128   $  47,650    $ 47,000   $  44,450
Charge-offs:
  Syndication loans ...........          0           0           0           0
  Commercial business loans ...          0           0           0         (24)
  Commercial real estate loans           0           0           0           0
  Small business - real estate           0         (67)        (12)        (85)
  Small business - nonmortgage        (840)     (2,964)     (2,184)     (6,095)
  Lease financing .............     (3,397)       (402)     (5,382)       (922)
  Consumer loan - indirect ....       (669)     (1,025)     (1,692)     (4,394)
  Consumer loans - direct .....       (314)       (283)       (691)     (1,777)
  Residential real estate loans          0        (241)       (152)       (341)
                                   -------    --------     -------    --------
                                    (5,220)     (4,982)    (10,113)    (13,638)
                                   -------    --------     -------    --------
Recoveries:
  Small business - real estate           0           0           0          42
  Small business - nonmortgage         637         174       1,478         287
  Lease financing .............        705         108         989         162
  Commercial business loans ...         18          28         229           0
  Commercial real estate loans           7           0           7           2
  Residential real estate loans         91          96         156          97
  Consumer loans - indirect ...        480         847       1,248       1,545
  Consumer loans - direct .....        132         196         223         383
                                   -------    --------     -------    --------
                                     2,070       1,449       4,330       2,518
                                   -------    --------     -------    --------
Net charge-offs ...............     (3,150)     (3,533)     (5,783)    (11,120)
Provision for loan losses .....      4,040       4,533       6,801      15,320
                                   -------    --------     -------    --------
Balance, end of period ........   $ 48,018   $  48,650    $ 48,018   $  48,650
                                   =======    ========     =======    ========

     The provision for loan losses declined by $493,000 during the three months ended June 30, 2001 compared to the same 2000 period. The decline in the provision for loan losses primarily resulted from a continuing decline in charge-offs and required reserves associated with our small business and indirect loan portfolios. These portfolios were responsible for the majority of our provisions for loan losses in prior periods. The above improvements in the provision for loan losses were partially offset by additional reserves allocated to our syndication and lease financing portfolios. We increased specific reserves on one syndication loan due to a decline in the financial condition of the borrower. The leasing portfolio experienced a significant increase in charge-offs during the current period with a corresponding increase in delinquencies. As a consequence of these adverse trends we increased our reserves on the leasing portfolio and made several management and strategic decisions. These decisions include reducing lease financing originations, modifying our underwriting process, reducing staff and engaging a consulting firm to review all aspects of our leasing operations. We believe that these strategic initiatives will improve the operating results of our leasing subsidiary.


     The decreased provision for loan losses during the 2001 six month period reflected improvements from the significant losses experienced in our small business and indirect consumer lending portfolios during the comparable 2000 period. During 2000, we significantly reduced the origination of small business loans and modified the underwriting process. We discontinued the origination of indirect consumer loans in December 1998 and non-mortgage syndication loans in June 2000. The improved loan loss experiences in the portfolios were partially offset by the additional reserves required for our syndication and lease financing portfolios discussed above.

     At the indicated dates, our non-performing assets and potential problem loans were (in thousands):

                                                     June 30,    December 31,
                                                       2001        2000
                                                     --------    -----------
NONPERFORMING ASSETS
Non-accrual:
Tax certificates ..................................  $ 2,506      $  2,491
Loans and leases ..................................   18,282        18,106
                                                      ------        ------
  Total non-accrual ...............................   20,788        20,597
                                                      ------        ------
Repossessed assets:
Real estate owned, net of allowance ...............    4,321         4,499
Vehicles and equipment ............................      325         1,742
                                                      ------        ------
  Total repossessed assets ........................    4,646         6,241
                                                      ------        ------
Total non-performing assets .......................  $25,434       $26,838
                                                      ======        ======

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more ............  $    46       $ 7,086
Performing impaired loans net of specific allowance   25,737        15,001
Restructured loans ................................      629             0
Delinquent residential loans purchased ............    4,291         5,389
                                                      ------        ------
Total potential problem loans .....................  $30,703       $27,476
                                                      ======        ======


     Non-performing assets were slightly lower at June 30, 2001 compared to December 31, 2000. Nonaccrual assets remained at December 2000 levels while repossessed assets improved. We experienced declines in nonaccrual commercial, small business and consumer loans partially offset by increases in non-accrual leases and syndication loans. One $7.5 million syndication loan, which was included in performing impaired loans at December 31, 2000, was moved to non-accrual loans at June 30, 2001 due to the deteriorating financial condition of the borrower. The $2.6 million specific reserve on this loan at December 31, 2000 was increased to $4.8 million at June 30, 2001.

     The improvement in repossessed assets resulted from fewer repossessed equipment and vehicles obtained from lease financing activities. We began repossessing and selling leased equipment earlier in the collection process during 2001.

     The increase in potential problem loan balances primarily resulted from the impairment of syndication and commercial non-mortgage loans with an aggregate loan balance of $19.4 million and the restructuring of various non-mortgage small business loans. The decline in loans contractually past due 90 days or more from the December 31, 2000 balance reflects one loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

NON-INTEREST INCOME

                                                      For the Three Months        For the Six Months
                                                         Ended June 30,             Ended June 30,
                                                   ------------------------   ------------------------
                                                    2001     2000    Change    2001     2000    Change
(in thousands)                                     ------   ------   ------   ------   ------   ------
BANKING OPERATIONS
Loan late fees and other loan income ...........  $ 1,157  $ 1,069  $    88  $ 2,066  $ 2,107  $   (41)
Gains on sales of loans held for sale, net of
 write-down ....................................        9     (367)     376       22     (289)      311
Gains on trading securities and available for
  sale, net ....................................    1,221      202    1,019    1,356      252     1,104
Transaction fees ...............................    3,890    3,221      669    7,770    6,472     1,298
ATM fees .......................................    2,654    2,718      (64)   5,306    5,233        73
Other ..........................................    1,119    1,019      100    2,415    1,966       449
                                                   ------   ------   ------   ------   ------   -------
   Non-interest income from banking operations     10,050    7,862    2,188   18,935   15,741     3,194
                                                   ------   ------   ------   ------   ------   -------
LEVITT OPERATIONS
Net revenues from sales of real estate .........    7,949    2,646    5,303   14,519    5,757     8,762
Other ..........................................      681      575      106    1,407    4,879    (3,472)
                                                   ------   ------   ------   ------   ------   -------
   Non-interest income from Levitt operations .     8,630     3,221   5,409   15,926   10,636     5,290
                                                   ------   ------   ------   ------   ------   -------
RYAN BECK OPERATIONS
Principal transactions .........................    3,935    4,043     (108)   8,405    9,001      (596)
Investment banking .............................    3,078    3,032       46    4,038    5,039    (1,001)
Commissions ....................................    3,189    5,429   (2,240)   6,612   11,664    (5,052)
Other ..........................................      138      214      (76)     418      469       (51)
                                                   ------   ------   -------  ------   ------   -------
   Non-interest income from Ryan Beck operations   10,340   12,718   (2,378)  19,473   26,173    (6,700)
                                                   ------   ------   ------   ------   ------   -------
Total non-interest income ......................  $29,020  $23,801  $ 5,219  $54,334  $52,550  $  1,784
                                                   ======   ======   ======   ======   ======   =======


NON-INTEREST INCOME - BANKING OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

     Loan late fees and other loan income increased slightly from 2000. The increase primarily resulted from higher late fees collected on our leasing portfolio and an increase in trade finance loan fees.

     During the three months ended June 30, 2001 we sold $6.8 million of loans held for sale for a $9,000 gain. The loans sold were qualifying loans under the Community Reinvestment Act ("CRA"). During the three months ended June 30, 2000 we sold loans held for sale for a gain of $247,000, recognized a $86,000 decrease in the valuation allowance on residential loans held for sale and recorded a $700,000 unrealized loss on a syndication loan.

     Gains on trading and available for sale securities, net during the three months ended June 30, 2001 consisted of the sale of equity securities for a gain of $1.2 million, the sale of fixed rate mortgage backed securities for a $497,000 gain, a $21,000 gain on a derivative instrument and write-downs of a limited partnership investment and an equity security of $54,000 and $418,000, respectively. The partnership and the equity security write-downs were due to other-than-temporary declines in value of the equity investments.

     During the three months ended June 30, 2000 we securitized $33.6 million of loans held for sale and sold the resulting mortgage-backed securities for a gain of $312,000. In addition, we sold treasury notes for an $18,000 gain and corporate bonds for a $112,000 loss.

     During the 2001 period transaction fee income increased by 21% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts.

     During the 2001 period, ATM fee income declined by 2% compared to the same 2000 period. The decline resulted primarily from the termination of our ATM relationship with K-Mart. The decline was substantially offset by a renegotiated profit sharing agreement at certain ATM locations and from Wal*Mart ATM's associated with the restructuring of our ATM network. Wal*Mart agreed to forego all profit sharing in exchange for our leaving the ATM's in its stores until August 31, 2001.

     Other income remained at 2000 levels. Included in other income during the three months ended June 30, 2001 was a $12,000 gain associated with the sale of a Wal*Mart in-store branch to an unrelated financial institution.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

     Loan late fees and other loan income declined slightly from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer and residential loans. The above declines were partially offset by the items discussed above for the three months ended June 30, 2001.

     During the six months ended June 30, 2001 we sold $13.0 million of CRA loans held for sale for a $22,000 gain. During the six months ended June 30, 2000 we sold $23.4 million of loans held for sale and recorded a $532,000 gain, recognized a $121,000 increase in the valuation allowance on residential loans held for sale and recorded the unrealized loss on a syndication loan discussed above.

     Gains on trading and available for sale securities, net during the six months ended June 30, 2001 consisted of items discussed above as well as the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 write-down associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments.

     Gains on trading and available for sale securities, net during the six months ended June 30, 2000 consisted of gains on the sale of mortgage-backed securities of $1.0 million, a $781,000 write-down of an equity security and $22,000 gains from government securities trading.

     The increases in ATM fees and transaction fees were due to the items discussed above during the three months ended June 30, 2001.

     Other income increased by 23% from 2000. Included in other revenues during the 2001 period was the sale of a branch facility for a $386,000 gain. During the 2000 period other income included a $182,000 gain from the sale of a parcel of land.

NON-INTEREST INCOME - LEVITT OPERATIONS

     Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as our equity in earnings from real estate joint venture activities. During the second quarter of 2001, Levitt and Sons sold real estate inventory for a net gain of $6.1 million, Core Communities sold developed land for a net gain of $1.3 million and we realized $500,000 of earnings from joint venture activities. During the second quarter of 2000, Levitt and Sons sold real estate inventory for a net gain of $2.1 million, Core Communities sold developed land for a net gain of $701,000 and we incurred a $128,000 loss from joint venture activities.

     During the six months ended June 30, 2001, Levitt and Sons sold real estate inventory for a net gain of $10.5 million, Core Communities sold developed land for a net gain of $2.8 million and we realized $1.2 million of earnings from joint venture activities. During the six months ended June 30, 2000, Levitt and Sons sold real estate inventory for a net gain of $4.3 million, Core Communities sold developed land for a net gain of $1.9 million and we incurred a $412,000 loss from joint venture activities.

     During the first six months of 2001 other income declined significantly from the comparable 2000 period. Included in other income during the 2000 period was a $3.9 million gain associated with a sale of a utility expansion receivable to a public municipality.

NON-INTEREST INCOME - RYAN BECK OPERATIONS

     During the second quarter of 2001 compared to the same 2000 period revenues declined by 19%. The decline was primarily the result of reduced agency commissions. The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

     During the six months ended June 30, 2001 compared to the same 2000 period revenues declined by 26%. Revenues in the three major categories of fee income declined during the first six months of 2001 compared to the same 2000 period. Principal transactions, investment banking and commission revenues declined by 7%, 20% and 43%, respectively, from the corresponding 2000 period. The substantial reduction in revenues was attributed to the overall erosion of the stock market from its highs set during the first quarter of 2000. The principal transaction revenue decline reflected a 24% reduction in equity trading revenues partially offset by an increase in fixed income transaction revenues. This increase was related to revenues from a newly developed certificate of deposit and government agency department.

NON-INTEREST EXPENSES

                                                       For the Three Months             For the Six Months
                                                          Ended June 30,                  Ended June 30,
                                                  -----------------------------   ----------------------------
                                                     2001      2000     Change      2001      2000     Change
(In thousands)                                    --------   -------   --------   -------   -------    -------
BANKING OPERATIONS
Employee compensation and benefits .............  $ 12,562  $ 11,120  $   1,442  $ 25,749  $ 22,005   $  3,744
Occupancy and equipment ........................     6,172     5,638        534    12,191    11,239        952
Advertising and promotion ......................       970     1,452       (482)    1,557     2,033       (476)
Amortization of cost over fair value of net
 assets acquired ...............................       711       709          2     1,419     1,417          2
Other ..........................................     6,228     5,334        894    11,483    10,536        947
                                                   -------   -------    -------   -------   -------    -------
  Non-interest expense from banking operations .    26,643    24,253      2,390    52,399    47,230      5,169
                                                   -------   -------    -------   -------   -------    -------
LEVITT OPERATIONS
Employee compensation and benefits .............     2,133     1,316        817     4,269     2,641      1,628
Advertising and promotion ......................       779       835        (56)    1,579     1,448        131
Other ..........................................     2,951     2,097        854     5,325     4,575        750
                                                   -------   -------    -------   -------   -------    -------
  Non-interest expense from Levitt operations ..     5,863     4,248      1,615    11,173     8,664      2,509
                                                   -------   -------    -------   -------   -------    -------
RYAN BECK OPERATIONS
Employee compensation and benefits .............     8,457     8,732       (275)   16,733    18,576     (1,843)
Occupancy and equipment ........................       781       809        (28)    1,645     1,708        (63)
Advertising and promotion ......................       658       383        275       783       655        128
Amortization of cost over fair value of net
 assets acquired ...............................       338       315         23       655       623         32
Other ..........................................     2,085     2,753       (668)    4,630     5,938     (1,308)
                                                   -------   -------    -------   -------   -------    -------
  Non-interest expense from Ryan Beck operations    12,319    12,992       (673)   24,446    27,500     (3,054)
                                                   -------   -------    -------   -------   -------    -------
Total non-interest expenses ....................  $ 44,825  $ 41,493   $   3,332 $ 88,018  $ 83,394   $  4,624
                                                   =======   =======    =======   =======   =======    =======

NON-INTEREST EXPENSES - BANKING OPERATIONS

     The increase in compensation expenses during the three and six months ended June 30, 2001 compared to the same 2000 periods primarily resulted from increases in compensation of existing employees and related health insurance benefits. We also strengthened our senior management team and hired information system personnel to upgrade our technology infrastructure and to implement our internet banking strategy.

     The increase in occupancy and equipment expenses during the three and six months ended June 30, 2001 compared to the same 2000 period was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from our service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in our technology infrastructure.

     The decline in advertising and promotion expense during the three and six months ended June 30, 2001 compared to the same 2000 periods related to promotions associated with BankAtlantic's new deposit and loan products that were introduced during 2000 along with BankAtlantic's promotion of internet banking.

     The increase in other expenses during the three and six months ended June 30, 2001 compared to the same 2000 periods resulted from substantially higher legal expenses as well as additional telecommunication expenses associated with internet and technology upgrades. Also included in other expenses during the three and six months ended June 30, 2001 was income of $219,000 from a restructuring charge adjustment. During the 2001 second quarter, the restructuring charge liability established during the 2000 fourth quarter was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined.

NON-INTEREST EXPENSES  - LEVITT OPERATIONS

     The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 116 at January 1, 2000 to 196 at June 30, 2001. Levitt and Sons began several new development projects during 2000 and the first six months of 2001. This expansion also resulted in an increase in selling, general and administrative expenses.

NON-INTEREST EXPENSES  - RYAN BECK OPERATIONS

     The decline in employee compensation and benefits during the three months ended June 30, 2001 compared to the same 2000 period was primarily due to lower commission expenses associated with a significant decline in Ryan Beck commission revenues discussed above. The significant decline in compensation expense during the six months ended June 30, 2001 compared to the same 2000 period resulted from substantial declines in Ryan Beck's revenues in all major revenue producing categories discussed above.

     The decline in other expenses during the three and six months ended June 30, 2001 compared to the same 2000 period related to lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues as well as the effects of lower clearing costs in the second quarter of 2001. The above expense reductions were partially offset by $262,000 of compensation severance charges associated with staff reductions in market related units.

     During the second quarter of 2001, in response to adverse market conditions, the management of Ryan Beck initiated measures to reduce staff in operational departments most affected by the market downturn. Additionally, management is currently reviewing underperforming lines of business with a view towards improving Ryan Beck's performance in subsequent periods.

SEGMENT REPORTING

     The table below provides segment information for income before discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the three and six months ended June 30, 2001 and 2000:

                        For the Three Months     For the Six Months
(in thousands)              Ended June 30,         Ended June 30,
                        --------------------    --------------------
Segment net income       2001        2000        2001        2000
                        --------    --------    --------    --------
Capital markets ....    $  6,235    $  4,780    $ 11,713    $  9,711
Commercial banking .       3,943       4,453       8,914      10,366
Community banking ..       1,162        (401)      2,060      (5,523)
Levitt Corporation .       1,657          84       2,785       2,210
Ryan Beck ..........        (588)        505      (1,773)        461
Parent Company .....      (3,804)     (4,418)     (8,269)     (8,541)
                        --------    --------    --------    --------
  Segment net income    $  8,605    $  5,003    $ 15,430    $  8,684
                        ========    ========    ========    ========

         CAPITAL MARKETS

     The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period reflected additional interest income resulting from growth in average earning assets. The increase in average earning assets resulted from the purchase of adjustable rate mortgage-backed securities and tax certificate acquisitions. The higher interest expense and overhead during the three and six months period resulted from an increase in allocated overhead due to higher average segment assets partially offset by a decline in the overhead allocation rate due to lower cost of funds during 2001 compared to the same 2000 period.

         COMMERCIAL BANKING

     The decline in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period resulted from a substantial increase in the provision for loan losses associated with the lease finance and syndication portfolios. This reduction in segment net income was partially offset by additional interest income from higher commercial real estate average balances and the decline in the overhead allocation rate discussed above. In addition, non-interest income increased during 2001 compared to the 2000 period attributable to a $700,000 unrealized loss recorded in June 2000 associated with a syndication loan.

         COMMUNITY BANKING

     The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances and management's belief that substantial progress has been made in improving the credit quality of the loan portfolio in this segment with the origination of home equity loans and a significant reduction in the originations of non-mortgage small business loans.

         LEVITT CORPORATION

     The increase in segment net income for the three and six months ended June 30, 2001 compared to the same 2000 period primarily resulted from an increase in Levitt and Sons net gains from residential real estate sales. During the second quarter of 2001 Levitt and Sons closed on 194 homes compared to 73 homes during the same 2000 period. During the six months ended June 30, 2001 Levitt and Sons closed on 361 homes compared to 188 homes during the same 2000 period. Income during the 2000 six month period included $3.9 million of income associated with a sale of a utility expansion receivable to a public municipality as part of the master plan for that community. In addition, income from joint venture operations was $500,000 and $1.2 million during the three and six months ended June 30, 2001, respectively, compared to net losses of $128,000 and $412,000 during the same 2000 periods.

         RYAN BECK

     Segment net income declined from $505,000 during the 2000 second quarter to a segment net loss of $588,000 during the same 2001 period. The reduced segment net income contribution resulted from a decline in commission income attributable to lower investor transaction volume due to a decline in overall financial market transactions.

     Segment net income declined from $461,000 during the first six months of 2000 to a segment net loss of $1.8 million during the same 2001 period. The decline resulted from the impact of adverse market conditions on each of Ryan Beck's three major revenue sources: investment banking, trading (principal transactions) and commissions. Investment banking, trading and commission revenue declined by 20%, 7% and 43%, respectively, from the 2000 six month period.

         PARENT COMPANY

     The parent company net loss declined during the three and six months ended June 30, 2001 compared to the same 2000 period. The decline primarily resulted from gains on the sales of equity securities and lower interest expense on floating rate debt. The decline in interest expense for the quarter reflects the recognition of deferred income associated with inter-company loans to Levitt Corporation. The deferred income was recognized when the real estate associated with the inter-company loans was sold. These reductions in the net segment loss were partially offset by lower interest income from the repayment of an inter-company $10 million note receivable along with higher interest expense associated with the issuance of investment notes during 2000.

FINANCIAL CONDITION

     Our total assets at June 30, 2001 were $4.8 billion compared to $4.6 billion at December 31, 2000. The increase in total assets primarily resulted from increased:

     1) loans receivable, net primarily from the origination and purchase of commercial real estate loans,
     2) securities available for sale resulting from the purchase of adjustable rate mortgage backed securities,
     3) real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory,
     4) other assets resulting from a substantial increase in the amounts due from Ryan Beck's clearing agent, and
     5) cash and due from depository institutions due to higher in-transit cash letter balances.

     The above increases in total assets were partially offset by decreased:

     1) investment securities and tax certificates resulting from redemptions and maturities,
     2)   trading securities related to Ryan Beck's operations,
     3) accrued interest associated with the settlement of interest receivables on derivative securities, and
     4) deferred tax asset, net primarily due to appreciation of securities available for sale.

     The Company's total liabilities at June 30, 2001 were $4.5 billion compared to $4.4 billion at December 31, 2000.

     The increase in total liabilities primarily resulted from increased:

     1) deposit balances reflecting an increase in time deposits, money market accounts and savings accounts,
     2) FHLB advances due to additional three to five year variable rate advance borrowings,
     3) other liabilities associated with Levitt and Sons' construction accounts payable, and
     4) Federal Funds purchased used to pay down securities sold under agreements to repurchase.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations, which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

INTEREST RATE RISK

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in the net portfolio fair values of interest rate sensitive instruments at June 30, 2001 resulting from a change in interest rates. The model calculates the net potential gains and losses in net portfolio fair value by:

         (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2001,
         (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and
         (iii) the difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

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

     Presented below is an analysis of the Company's interest rate risk at June 30, 2001 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                      Net
                                   Portfolio
                  Changes            Value            Dollar
                   in Rate          Amount            Change
                -----------      ------------     -------------
                            (dollars in thousands)
                  +200 bp        $    286,531     $    (63,802)
                  +100 bp        $    330,816     $    (19,517)
                     0           $    350,333     $           0
                  (100)bp        $    363,447     $      13,114
                  (200)bp        $    345,004     $     (5.329)

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

      [X]  loan prepayment rates,
      [X]  deposit decay rates,
      [X] market values of certain assets under the representative interest rate scenarios, and
      [X]  repricing of certain deposits and borrowings

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


EQUITY PRICE RISK

     The Company maintains a portfolio of trading and available for sale securities, which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at June 30, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                   Available     Securities
      Percent         Trading       for Sale      Sold Not
     Change in       Securities    Securities       Yet          Dollar
     Fair Value      Fair Value    Fair Value    Purchased       Change
   ------------     -----------   -----------   ----------     -----------
                        (dollars in thousands)
        20 %        $   37,336    $   39,550    $   48,300     $    20,865
        10 %        $   34,224    $   36,254    $   44,275     $    10,432
         0 %        $   31,113    $   32,958    $   40,250     $         0
       (10)%        $   28,002    $   29,662    $   36,225     $  (10,432)
       (20)%        $   24,890    $   26,366    $   32,200     $  (20,865)

     Excluded from the above table are $21 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

     Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.

LIQUIDITY AND CAPITAL RESOURCES

     During July 2001, we sold 5.1 million shares of our Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering will be used to reduce debt at the holding company level and for general corporate purposes.

     On July 13, 2001, we exercised our right to redeem our subordinated investment notes. We had outstanding $34.8 million of subordinated investment notes with an 11% weighted average interest rate at June 30, 2001. The notes will be redeemed on August 15, 2001.

     In August 2001, the Board of Directors passed a resolution to redeem our 6.75% Convertible Subordinated Debentures. These Debentures currently trade at a premium to the call price, and are convertible at $5.70 per share. The amount of Debentures redeemed and the timing of the redemptions are subject to market conditions.

     In August 2001, the Office of Thrift Supervision ("OTS") approved our request to transfer direct ownership of Levitt Corporation from BankAtlantic to BankAtlantic Bancorp. As a consequence of the transfer, loans from BankAtlantic to Levitt-related entities will be subject to regulatory restrictions on loans to affiliates. Loans currently outstanding to Levitt will be grandfathered and therefore would not be subject to the restrictions. The transfer is pending Board approval and is anticipated to occur during the 2001 third quarter. Management believes that the transfer on Levitt Corporation to BankAtlantic Bancorp would not have a material effect on the operations of Levitt Corporation or BankAtlantic Bancorp.

     Our principal source of liquidity is dividends from BankAtlantic. During 2000, the Company received $23.2 million of dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. These funds are utilized primarily to service our debt, to pay dividends to our shareholders and to make investments in equity securities. The Company's annual debt service at June 30, 2001 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $16.7 million. The Company's estimated current annual dividends to common shareholders are $4.8 million. The declaration and payment of dividends by the Company will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company. Payments and distributions by BankAtlantic to the Company are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

     BankAtlantic's primary sources of funds during the first six months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, real estate inventory, joint venture investments and securities available for sale. At June 30, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic has entered into discussions with other banks concerning the possible sale of selected branches located in Wal*Mart Super Stores ("in-store branches"). At June 30, 2001 BankAtlantic had fifteen in-store branches with aggregate deposit balances of approximately $126.9 million. One in-store branch was sold in June 2001. We are actively seeking buyers for the fifteen remaining branches. As of June 30, 2001 we had contracts to sell eleven of those branches by December 31, 2001 to unrelated financial institutions.

     The Company's commitments to originate and purchase loans at June 30, 2001 were $174.5 million and $20.4 million compared to $155.9 million and $0 million at June 30, 2000, respectively. Additionally, the Company had commitments to purchase $931,000 of mortgage-backed securities at June 30, 2000 compared to $138 million at June 30, 2001. At June 30, 2001, loan commitments represented approximately 6.6% of loans receivable, net.

     At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                       Minimum Ratios
                                                  -------------------------
                                    Actual         Adequately      Well
                             ------------------   Capitalized   Capitalized
                              Amount     Ratio       Ratio         Ratio
                             --------   -------   -----------  ------------
AT JUNE 30, 2001:
Total risk-based capital     $342,571    10.96%      8.00%        10.00%
Tier 1 risk-based capital    $304,709     9.75%      4.00%         6.00%
Tangible capital .........   $304,709     6.79%      1.50%         1.50%
Core capital .............   $304,709     6.79%      4.00%         5.00%

AT DECEMBER 31, 2000:
Total risk-based capital     $328,973    11.00%      8.00%        10.00%
Tier 1 risk-based capital    $291,544     9.74%      4.00%         6.00%
Tangible capital .........   $291,544     6.66%      1.50%         1.50%
Core capital .............   $291,544     6.66%      4.00%         5.00%


     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At June 30, 2001, Ryan Beck's regulatory net capital was approximately $4.6 million, which exceeded minimum net capital rule requirements by $3.6 million.

     Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2001.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 23, 2001. At the meeting the following four Directors were elected by the Class B shareholder, each of which received 4,876,124 votes for, with no votes against and no abstentions:

             Steven M. Coldren
             Mary E. Ginestra
             Jarett S. Levan
             Dale Renner

     The following Directors' terms of office continued after the meeting:

             John E. Abdo                       Alan B. Levan
             Charlie C. Winningham              Ben A. Plotkin
             Bruno Di Giulian


     Holders of Class A Common Stock and Class B Common Stock adopted the Amended and Restated Articles of Incorporation, dated May 24, 2001 by the following votes:


                                                                      Broker
                                  For       Against    Abstained    Non-votes
                              -------------------------------------------------
Class A Common Shareholders   21,687,568    316,595     60,477      8,272,239
Class B Common Shareholders    4,876,124          0          0              0





EXHIBITS AND REPORTS ON FORM 8K


(a)      EXHIBITS

         Exhibit 3 Restated Articles of Incorporation of BankAtlantic Bancorp, Inc.

         Exhibit 11   Statement re:  Computation of Per Share Earnings


  (b)    REPORTS ON FORM 8K

         A report on Form 8K dated May 23, 2001 was filed with the Securities and Exchange Commission announcing the amendment to the Company's articles of incorporation.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BANKATLANTIC BANCORP, INC.


August 14, 2001                     By:  /s/Alan B. Levan
---------------                          ---------------------------
         Date                            Alan B. Levan
                                         Chief Executive Officer/
                                         Chairman/President



August 14 , 2001                    By:  /s/James A. White
----------------                         --------------------------
        Date                             James A. White
                                         Executive Vice President,
                                         Chief Financial Officer