Form 10-Q
period 2001-09-30
BANKATLANTIC BANCORP INC
filed 2001-11-14
CIK 921768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                           Outstanding At
            Title of Each Class                           November 6, 2001
-----------------------------------------------           ----------------
Class A Common Stock, par value $0.01 per share               46,241,688
Class B Common Stock, par value $0.01 per share                4,876,124


================================================================================

                       TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----

PART I.  FINANCIAL INFORMATION

REFERENCE

Item 1.   Financial Statements                                                                           1-20

          Consolidated Statements of Financial Condition - September 30, 2001 and 2000
            and December 31, 2000  - Unaudited                                                            4

          Consolidated Statements of Operations - For the Three and Nine Months
            Ended September 30, 2001 and 2000 - Unaudited                                                5-7

          Consolidated Statements of Stockholders' Equity and Comprehensive Income -
            For the Three and Nine Months Ended September 30, 2001 and 2000 - Unaudited                   8

          Consolidated Statements of Cash Flows - For the Three and Nine Months Ended
            September 30, 2001 and 2000 - Unaudited                                                     9-10


          Notes to Consolidated Financial Statements - Unaudited                                        11-20


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         21-31

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                    32-35

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                               36

          Signatures                                                                                     37


                      [THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.

                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                                                   September 30,     December 31,     September 30,
(In thousands, except share data)                                                      2001              2000             2000
                                                                                   -------------     ------------     -------------
ASSETS
Cash and due from depository institutions                                           $    86,201      $    85,109      $    79,769
Federal Funds sold and securities purchased under resell agreements                      17,280            1,584            3,318
Investment securities and tax certificates (approximate fair value: $366,616,
    $387,971 and $389,913)                                                              359,967          383,619          388,568
Loans receivable, net                                                                 2,885,518        2,853,804        2,750,439
Securities available for sale, at fair value                                            945,105          839,010          763,541
Trading securities, at fair value                                                        33,024           43,557           25,879
Accrued interest receivable                                                              36,113           44,046           40,901
Real estate held for development and sale and joint ventures                            173,032          147,755          157,255
Office properties and equipment, net                                                     61,986           59,850           59,004
Federal Home Loan Bank stock, at cost which approximates fair value                      56,428           51,940           49,988
Deferred tax asset, net                                                                  16,669           25,973           31,902
Cost over fair value of net assets acquired, net                                         40,807           49,882           50,898
Other assets                                                                             53,526           31,171           30,223
                                                                                    -----------      -----------      -----------
Total assets                                                                        $ 4,765,656      $ 4,617,300      $ 4,431,685
                                                                                    ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                            $ 2,293,597      $ 2,234,485      $ 2,186,728
Advances from FHLB                                                                    1,113,979        1,038,801          979,749
Federal Funds purchased                                                                  70,000            9,700           13,500
Securities sold under agreements to repurchase                                          546,521          659,502          623,795
Subordinated debentures, notes and bonds payable                                        136,906          224,358          227,100
Guaranteed preferred beneficial interests in the Company's Junior
  Subordinated Debentures                                                                74,750           74,750           74,750
Other liabilities                                                                       157,470          126,883           94,261
                                                                                    -----------      -----------      -----------
Total liabilities                                                                     4,393,223        4,368,479        4,199,883
                                                                                    -----------      -----------      -----------
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
   none issued and outstanding                                                               --               --               --
Class A Common Stock, $0.01 par value, authorized 80,000,000 shares;
    issued and outstanding, 46,202,430, 31,704,365 and 31,698,220 shares                    462              317              317
Class B Common Stock, $0.01 par value, authorized 45,000,000 shares;
    issued and outstanding, 4,876,124, 4,876,124 and  4,876,124 shares                       49               49               49
Additional paid-in capital                                                              197,285          103,745          103,904
Unearned compensation - restricted stock grants                                          (1,579)            (391)            (442)
Retained earnings                                                                       161,534          143,471          137,410
                                                                                    -----------      -----------      -----------
Total stockholders' equity before accumulated other comprehensive income (loss)         357,751          247,191          241,238
Accumulated other comprehensive income (loss)                                            14,682            1,630           (9,436)
                                                                                    -----------      -----------      -----------
Total stockholders' equity                                                              372,433          248,821          231,802
                                                                                    -----------      -----------      -----------
Total liabilities and stockholders' equity                                          $ 4,765,656      $ 4,617,300      $ 4,431,685
                                                                                    ===========      ===========      ===========



          See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                 For the Three Months         For the Nine Months
                                                                                  Ended September 30,          Ended September 30,
                                                                                -----------------------     -----------------------
(In thousands, except share data)                                                 2001          2000          2001          2000
                                                                                ---------     ---------     ---------     ---------
Interest income:
Interest and fees on loans and leases                                           $  60,372     $  62,453     $ 185,803     $ 182,788
Interest and dividends on securities available for sale                            13,112        12,292        39,761        38,866
Interest and dividends on other investments and trading securities                  9,595        10,293        27,423        20,754
                                                                                ---------     ---------     ---------     ---------
TOTAL INTEREST INCOME                                                              83,079        85,038       252,987       242,408
                                                                                ---------     ---------     ---------     ---------
INTEREST EXPENSE:

Interest on deposits                                                               21,410        24,070        68,943        66,175
Interest on advances from FHLB                                                     15,476        15,158        44,837        46,698
Interest on securities sold under agreements to repurchase and federal funds
  purchased                                                                         4,618        10,317        21,392        24,306
Interest on subordinated debentures, guaranteed preferred interest in the
  Company's Junior Subordinated Debentures and notes and bonds payable              5,951         7,570        20,456        21,091
Capitalized interest on real estate developments and joint ventures                (1,426)       (1,400)       (4,444)       (4,926)
                                                                                ---------     ---------     ---------     ---------
TOTAL INTEREST EXPENSE                                                             46,029        55,715       151,184       153,344
                                                                                ---------     ---------     ---------     ---------
Net interest income                                                                37,050        29,323       101,803        89,064
Provision for loan losses                                                           7,258         6,696        14,059        22,016
                                                                                ---------     ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                29,792        22,627        87,744        67,048
NON-INTEREST INCOME:
Investment banking income                                                          10,944         9,182        29,999        34,886
Transaction fees                                                                    3,820         3,351        11,590         9,823
Net revenues from sales of real estate                                             11,752         5,019        26,271        10,776
ATM fees                                                                            2,974         2,827         8,280         8,060
Loan late fees and other loan income                                                  929           981         2,995         3,088
Gains (losses) on loans held for sale, net                                              1          (144)           23          (433)
Gains (losses) on trading securities and securities available for sale, net         2,236           (24)        3,592           228
Other                                                                               2,048         1,341         6,288         8,655
                                                                                ---------     ---------     ---------     ---------
TOTAL NON-INTEREST INCOME                                                          34,704        22,533        89,038        75,083
                                                                                ---------     ---------     ---------     ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                                 22,924        22,451        69,675        65,673
Occupancy and equipment                                                             7,258         6,956        21,094        19,903
Advertising and promotion                                                           1,943         1,953         5,862         6,089
Amortization of cost over fair value of net assets acquired                         1,041         1,018         3,115         3,058
Impairment of cost over fair value of net assets acquired (See Note 10)             6,624            --         6,624            --
Other                                                                              12,149        10,192        33,587        31,241
                                                                                ---------     ---------     ---------     ---------
TOTAL NON-INTEREST EXPENSE                                                         51,939        42,570       139,957       125,964
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, EXTRAORDINARY
   ITEMS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 12,557         2,590        36,825        16,167
Provision for income taxes                                                          7,213         1,391        16,051         6,284
                                                                                ---------     ---------     ---------     ---------
INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         5,344         1,199        20,774         9,883
Discontinued operations, net of taxes                                                  --           165            --           424
Extraordinary items, net of taxes                                                    (253)        3,966          (253)        7,432
Cumulative effect of a change in accounting principle, net of tax                      --            --         1,138            --
                                                                                ---------     ---------     ---------     ---------
NET INCOME                                                                      $   5,091     $   5,330     $  21,659     $  17,739
                                                                                =========     =========     =========     =========



        See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                      For the Three Months              For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                 ------------------------------    ------------------------------
                                                                     2001             2000             2001             2000
                                                                 --------------     -----------    -------------     ------------
CLASS A COMMON SHARES (1)
Basic earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle          $    N/A           $      0.03    $    N/A          $      0.25
Basic earnings per share from discontinued operations                 N/A                  0.01         N/A                 0.01
Basic earnings per share from extraordinary items                     N/A                  0.10         N/A                 0.19
Basic earnings per share from cumulative effect of a change
  in accounting principle                                             N/A                    --         N/A                   --
                                                                 --------------     -----------    -------------     -----------
Basic earnings per share                                         $    N/A           $      0.14    $    N/A          $      0.45
                                                                 ==============     ===========    =============     ===========

Diluted earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle          $    N/A           $      0.03  $      N/A          $      0.24
Diluted earnings per share from discontinued operations               N/A                  0.01         N/A                 0.01
Diluted earnings per share from extraordinary items                   N/A                  0.10         N/A                 0.13
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                             N/A                    --         N/A                   --
                                                                 --------------     -----------    -------------     -----------
Diluted earnings per share                                       $    N/A           $      0.14    $    N/A          $      0.38
                                                                 ==============     ===========    =============     ===========

Basic weighted average number of common shares outstanding            N/A            31,588,054         N/A          $31,544,733
                                                                 ==============     ===========    =============     ===========
Diluted weighted average number of common and common
  equivalent shares outstanding                                       N/A            31,722,395         N/A           47,702,745
                                                                 ==============     ===========    =============     ===========

CLASS B COMMON SHARES (1)
Basic earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle          $    N/A           $      0.02  $      N/A          $      0.22
Basic earnings per share from discontinued operations                 N/A                  0.01         N/A                 0.01
Basic earnings per share from extraordinary items                     N/A                  0.09         N/A                 0.17
Basic earnings per share from cumulative effect of a change
  in accounting principle                                             N/A                    --         N/A                   --
                                                                 --------------     -----------    -------------     -----------
Basic earnings per share                                         $    N/A           $      0.12    $    N/A          $      0.40
                                                                 ==============     ===========    =============     ===========

Diluted earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle          $    N/A           $      0.02  $      N/A          $      0.23
Diluted earnings per share from discontinued operations               N/A                  0.01         N/A                 0.01
Diluted earnings per share from extraordinary items                   N/A                  0.09         N/A                 0.12
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                             N/A                    --         N/A                   --
                                                                 --------------     -----------    -------------     -----------
Diluted earnings per share                                            N/A            $     0.12    $    N/A          $      0.36
                                                                 ==============     ===========    =============     ===========

Basic weighted average number of common shares outstanding            N/A             7,449,622         N/A            9,088,013
                                                                 ==============     ===========    =============     ===========
Diluted weighted average number of common and common
  equivalent shares outstanding                                       N/A             7,686,402         N/A            9,475,482
                                                                 ==============     ===========    =============     ===========







     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                      For the Three Months              For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                 ------------------------------    ------------------------------
                                                                     2001             2000             2001             2000
                                                                 --------------     -----------    -------------     ------------
EARNINGS PER SHARE (1)
Basic earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle                   0.12         N/A                 0.53          N/A
Basic earnings per share from discontinued operations                       --         N/A                   --          N/A
Basic earnings per share from extraordinary items                           --         N/A                   --          N/A
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                   --         N/A                 0.03          N/A
                                                                 --------------     -----------    -------------     -----------
Basic earnings per share                                                  0.12         N/A                 0.56          N/A
                                                                 ==============     ===========    =============     ===========

Diluted earnings per share before extraordinary items and
  cumulative effect of a change in accounting principle                   0.11         N/A                 0.45          N/A
Diluted earnings per share from discontinued operations                     --         N/A                   --          N/A
Diluted earnings per share from extraordinary items                         --         N/A                (0.01)         N/A
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                   --         N/A                 0.02          N/A
                                                                 --------------     -----------    -------------     -----------
Diluted earnings per share                                                0.11         N/A                 0.46          N/A
                                                                 ==============     ===========    =============     ===========

Basic weighted average number of common shares outstanding          43,378,684         N/A           38,839,248          N/A
                                                                 ==============     ===========    =============     ===========
Diluted weighted average number of common and common
  equivalent shares outstanding                                     57,009,076         N/A           53,010,671          N/A
                                                                 ==============     ===========    =============     ===========


(1) In prior periods our capital structure included a dividend premium for our Class A common shareholders. As a consequence of the dividend structure we used the two-class method to calculate our earnings per share. During the 2001 second quarter our shareholders voted to equalize the dividend payable on the Class A and Class B Common Stock. As a result as of January 1, 2001 we no longer use the two-class method to calculate our earnings per share. If the two-class method for calculating earnings per share were utilized through March 31, 2001, the diluted earnings per share for the nine months ended September 30, 2001 would remain unchanged.


     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001 (UNAUDITED)


                                                                                           Unearned
                                                                                            Compen-
                                                              Addi-                         sation           Other
                                        Compre-               tional                      Restricted        Compre-
                                        hensive    Common     Paid-in       Retained         Stock          hensive
(In Thousands)                           Income    Stock      Capital       Earnings        Grants          Income         Total
                                        -------    ------    --------       --------      ----------       --------       --------
BALANCE, DECEMBER 31, 1999                          $373     $145,452       $122,639        $(5,633)       $(26,945)      $235,886

  Net income                            $17,739       --           --         17,739             --              --         17,739
                                        -------
  Other comprehensive income
    (loss), net of tax:
   Unrealized gain on securities
    available for sale                   18,786
   Reclassification adjustment
    for net gains included
    in net income                        (1,277)
                                        -------
  Other comprehensive income             17,509
                                        -------
Comprehensive income                    $35,248
                                        =======
Dividends on Class A
 common stock                                         --           --         (2,402)            --             --          (2,402)
Dividends on Class B
 common stock                                         --           --           (566)            --             --            (566)
Exchange of Class A
 restricted stock for
 participation in
 deferred compensation plan                           (7)      (7,779)            --          4,599              --         (3,187)
Exercise of Class A common
 stock options                                        --           37             --             --              --             37
Exercise of Class B common
 stock options                                         6        2,126             --             --              --          2,132
Tax effect relating to the
 exercise of stock options                            --          100             --             --              --            100
Purchase and retirement of
  Class B common stock                                (6)      (4,357)            --             --              --         (4,363)
Retirement of publicly
 traded Class B Common
 Stock pursuant to corporate
 transaction                                          --      (33,050)            --             --              --        (33,050)
Compensation in connection with
  corporate transaction                               --        1,320             --             --              --          1,320
Issuance of Class A restricted
 common stock for acquisitions                        --          178             --             --              --            178
Forfeited Class A restricted
 common stock                                         --         (123)            --            103                            (20)
Amortization of unearned
 compensation -  restricted
 stock grants                                         --           --             --            489              --            489
Net change in unrealized
 appreciation on securities
 available for sale-net of
 deferred income taxes                                --           --             --             --          17,509         17,509
                                                    ----     --------       --------        -------         -------       --------
BALANCE, SEPTEMBER 30, 2000                         $366     $103,904       $137,410        $  (442)        $(9,436)      $231,802
                                                    ====     ========       ========        =======         =======       ========

BALANCE, DECEMBER 31, 2000                          $366     $103,745       $143,471        $  (391)        $ 1,630       $248,821
  Net income                            $21,659                               21,659                                        21,659
                                        -------
  Other comprehensive income,
   net of tax:
   Unrealized gain on securities
    available for sale                   16,689
   Accumulated losses associated
    with cash flow hedge                 (1,718)
   Reclassification adjustment
    for net gains
    included in net income               (1,919)
                                        -------
  Other comprehensive income             13,052
                                        -------
Comprehensive income                    $34,711
                                        =======
Dividends on Class A
 Common Stock                                         --           --         (3,202)            --              --         (3,202)
Dividends on Class B
 Common Stock                                         --           --           (394)            --              --           (394)
Exercise of Class A
 common stock options                                  3        1,322             --             --              --          1,325
Tax effect relating to
 the exercise of
 stock options                                        --          388             --             --              --            388
Issuance of Class A
 common stock upon
 conversion of subordinated
 debentures                                           89       49,824             --             --              --         49,913
Issuance of Class A
 common stock                                         53       42,006                        (1,372)                        40,687
Amortization of unearned
 compensation -  restricted
 stock grants                                         --           --             --            184              --            184
Net change in other comprehensive
income, net of income taxes                                                                                  13,052         13,052
                                                    ----     --------       --------        -------         -------       --------
BALANCE, SEPTEMBER 30, 2001                         $511     $197,285       $161,534        $(1,579)        $14,682       $372,433
                                                    ====     ========       ========        =======         =======       ========




           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                   For the Nine Months
(In Thousands)                                                                     Ended September 30,
                                                                             ---------------------------------
                                                                                 2001                 2000
                                                                             -----------           -----------
OPERATING ACTIVITIES:
Income before discontinued operations, extraordinary items and
  cumulative effect of a change in accounting principle                      $    20,774           $     9,883
Income from discontinued operations                                                   --                   424
Extraordinary items, net of tax                                                     (253)                7,432
Cumulative effect of a change in accounting principle, net of tax                  1,138                    --
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED)
   IN OPERATING ACTIVITIES:
Provision for credit losses*                                                      15,257                22,771
Change in real estate inventory                                                  (23,999)               (2,976)
Equity in joint venture earnings                                                  (2,604)                 (844)
Loans held for sale activity, net                                                (21,182)             (120,243)
Proceeds from sales of loans classified as held for sale                          13,150                42,606
Gains on securities activities, net                                               (3,592)                 (228)
(Gains) losses on sales of REO                                                    (1,174)                   82
Gains on sales of property and equipment                                            (178)                 (240)
Gains on sales of in-store branches, net                                            (319)                   --
Depreciation, amortization and accretion, net                                      4,204                 7,002
Amortization of cost over fair value of net assets acquired                        3,115                 3,058
Impairment of cost over fair value of net assets acquired                          6,624                    --
Compensation in connection with corporate merger                                      --                 1,320
Decrease (increase) in deferred tax asset, net                                     2,006                (1,467)
Trading activities, net                                                           10,533                (2,563)
Decrease (increase) in accrued interest receivable                                 7,933               (10,307)
(Increase) decrease in other assets                                              (25,516)                4,915
Increase in other liabilities                                                     27,807                26,005
                                                                             -----------           -----------
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                                  33,724               (13,370)
                                                                             -----------           -----------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                155,644                85,972
Purchase of investment securities and tax certificates                          (131,865)             (136,793)
Purchases of securities available for sale                                      (480,581)              (81,986)
Proceeds from sales and maturities of securities available for sale              402,786               225,266
Purchases of mortgage-backed securities held to maturity                              --              (235,458)
Principal paydowns of mortgage-backed securities held to maturity                     --                10,360
Proceeds from sales of FHLB stock                                                    512                14,627
FHLB stock acquired                                                               (5,000)               (8,205)
Purchases and net originations of loans and leases                               (41,371)              (67,877)
Proceeds from sales of real estate owned                                           5,338                 3,711
Net additions to office property and equipment                                    (6,569)               (8,394)
Acquisition, net of cash acquired                                                   (315)                 (222)
Investment in and advances to joint ventures, net                                  1,326                (3,471)
                                                                             -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (100,095)             (202,470)
                                                                             -----------           -----------
FINANCING ACTIVITIES:
Net increase in deposits                                                          59,112               158,836
Repayments of FHLB advances                                                     (289,822)           (1,182,441)
Proceeds from FHLB advances                                                      365,000             1,064,004
Net (decrease) increase in securities sold under agreements
  to repurchase                                                                 (112,981)              200,572
Net increase in federal funds purchased                                           60,300                 7,600
Repayment of notes and bonds payable                                             (41,067)              (47,871)
Proceeds from notes and bonds payable                                             39,558                62,306
Issuance of common stock upon exercise of stock options                            1,325                 2,169
Retirement of convertible subordinated debentures                                   (251)              (50,786)
Retirement of subordinated investment notes                                      (34,791)                   --
Issuance of subordinated investment notes                                             --                34,678
Issuance of Class A Common Stock                                                  40,372                    --
Payments to acquire and retire common stock                                           --                (4,363)
Payments to acquire and retire publicly held Class B Common Stock                     --               (33,050)
Common stock dividends paid                                                       (3,596)               (3,110)
                                                                             -----------           -----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                         83,159               208,544
                                                                             -----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  16,788                (7,296)
Cash and cash equivalents at beginning of period                                  86,693                90,383
                                                                             -----------           -----------
Cash and cash equivalents at end of period                                   $   103,481           $    83,087
                                                                             ===========           ===========


* Provision for credit losses represents provision for loan losses, REO and tax certificates.

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                       For the Nine Months
(In Thousands)                                                                         Ended September 30,
                                                                                 -----------------------------
                                                                                   2001                2000
                                                                                 ---------           ---------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest paid                                                                    $ 159,145           $ 156,614
Income taxes paid                                                                   13,875               2,466
Loans transferred to real estate owned                                               3,040               5,204
Net loan charge-offs                                                                16,771              20,027
Tax certificate net charge-offs                                                      1,285                 458
Increase in equity for the tax effect related to the exercise of
  employee stock options                                                               388                 100
Change in other comprehensive income                                                20,350              28,561
Change in deferred taxes on other comprehensive income                              (7,298)            (11,052)
Change in stockholders' equity from other comprehensive income                      13,052              17,509
Reduction in stockholders' equity from the retirement of
  restricted stock                                                                      --              (3,187)
Increase in other liabilities from the retirement of restricted stock                   --               3,187
Issuance of common stock upon acquisition                                              315                 178
Loan securitizations                                                                    --              58,491
Issuance of Class A Common Stock upon conversion of
  subordinated debentures                                                           49,913                  --






           See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         We are a Florida-based financial services holding company with $4.8 billion in assets and we own BankAtlantic, Levitt Corporation, and Ryan, Beck & Co., LLC. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail and commercial banking products and services and engages in a wide range of related activities. Levitt Corporation engages in real estate development and real estate investment activities primarily in Florida. Ryan, Beck is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation.

         In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly our consolidated financial condition at September 30, 2001, December 31, 2000 and September 30, 2000, the consolidated results of operations for the three and nine months ended September 30, 2001 and 2000, the consolidated stockholders' equity and comprehensive income for the nine months ended September 30, 2001 and 2000 and the consolidated cash flows for the nine months ended September 30, 2001 and 2000. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle and the extraordinary items discussed in Note 11 and Note 3, respectively. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Forms 10-Q for each of the periods ended March 31, 2001 and June 30, 2001.

2. COMMON STOCK

         On May 24, 2001 we amended our articles of incorporation to grant voting rights to holders of our Class A Common Stock, make the Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on our Class A Common Stock and Class B Common Stock. As a consequence of the amendment, our Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of the Class A Common Stock and the Class B Common Stock. Our Class B Common Stock represents the remaining 47% of the combined vote. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC Financial Corporation ("BFC") or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which amount is 50% of the number of shares it now holds).

         During July 2001, we sold 5.1 million shares of our Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of our subordinated investment notes and for general corporate purposes. On August 15, 2001, we called for redemption approximately $51 million in principal amount of our outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Debentures were convertible into Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of Class A Common Stock.

         Pursuant to a 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, we issued 43,991 and 55,239 shares of Class A Common Stock and made a cash payment of $315,000 and $210,000, respectively, to former Cumberland Advisors' partners during the nine months ended September 30, 2001 and 2000, respectively. This additional consideration was considered an adjustment to the purchase price which increased the goodwill associated with the acquisition. The Class A Common Stock issued is subject to restrictions prohibiting transfers for two years.

         During the third quarter of 2001, we issued 196,500 shares of restricted Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $1.4 million on the issue date.

BankAtlantic Bancorp, Inc.

3. EXTRAORDINARY ITEMS

         During the third quarter of 2001, we redeemed $34.8 million of our subordinated investment notes and recognized a $253,000 (net of income tax) extraordinary loss.

         During the nine months ended September 30, 2000, we repurchased $51 million in aggregate principal amount of our 5-5/8% Convertible Subordinated Debentures due 2007 at a purchase price of $37.7 million and recognized a $4.0 million and $7.4 million (net of income tax) extraordinary gain upon the retirement of these Debentures for the three and nine months ended September 30, 2000, respectively.

4.  EARNINGS PER SHARE

         We were required to use the two-class method to report our earnings per share in prior periods. This method was required as a result of the Class A shareholders having a right to receive a per share cash dividend equal to at least 110% of any cash dividend paid per share on our Class B Common Stock. Our articles of incorporation were amended on May 24, 2001 to equalize the cash dividend payable on our Class A and Class B Common Stock. As a result we will no longer use the two-class method to calculate our earnings per share as of January 1, 2001. See our Annual Report on Form 10-K for a detailed explanation on the calculation of earnings per share using the two-class method.

         Subsequent to January 1, 2001, basic earnings per share were computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share were computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

5. TRADING SECURITIES

          Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. During the three and nine months ended September 30, 2001, Ryan Beck realized net revenues from principal transactions of $4.0 million and $12.4 million, respectively, compared to $3.0 million and $12.0 million during the same 2000 periods. Furthermore, included in other liabilities at September 30, 2001, December 31, 2000 and September 30, 2000 was $43.3 million, $12.0 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

         Ryan Beck's trading securities consisted of the following:


                                 September 30,     December 31,    September 30,
(In Thousands)                       2001             2000              2000
                                 -------------     ------------    -------------
Debt obligations:
  States and municipalities        $ 4,169         $11,731          $ 6,185
  Corporations                         345             227              707
  U.S. Government and agencies      24,733          24,476            4,944
  Corporate equities                 3,777           3,401            3,004
  Certificates of deposit                0           3,722           11,039
                                   -------         -------          -------
                                   $33,024         $43,557          $25,879
                                   =======         =======          =======

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

BankAtlantic Bancorp, Inc.

         Loans held for sale consisted of the following:

                                September 30,     December 31,    September 30,
(In Thousands                       2001             2000              2000
                                -------------     ------------    -------------

Residential                        $ 8,272          $     0          $     0
Commercial syndication              67,595           80,016           77,248
                                   -------          -------          -------
  Total loans held for sale        $75,867          $80,016          $77,248
                                   =======          =======          =======


7. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

         Real estate held for development and sale and joint ventures consisted of the combined activities of Core Communities, Inc. ("Core Communities" f/k/a St. Lucie West Holding Corporation) and Levitt and Sons as well as Levitt Corporation's joint venture activities. Core Communities is the developer of the master planned community of St. Lucie West in St. Lucie County, Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida.

         During September 2001, Core Communities purchased for $17.0 million Live Oak Preserve, a 1,285-acre master planned community in Tampa, Florida zoned for both commercial and residential developments.

         Real estate held for development and sale and joint ventures consisted of the following:


                                         September 30,      December 31,      September 30,
(In thousands)                                2001              2000               2000
                                         -------------      ------------      -------------
Land and land development costs            $105,847         $ 87,989           $ 87,971
Construction costs                           22,902           15,254             16,354
Other costs                                   8,705            4,775              5,631
Equity investments in joint venture           6,865            7,559              6,077
Loans to joint ventures                      28,713           29,125             37,523
Other                                            --            3,053              3,699
                                           --------         --------           --------
                                           $173,032         $147,755           $157,255
                                           ========         ========           ========


         The components of net revenues from sales of real estate were as follows:


                                             For the Three Months                For the Nine Months
                                              Ended September 30,                Ended September 30,
                                           ------------------------          ------------------------
(In thousands)                               2001            2000             2001             2000
                                           -------          -------          -------          -------
Sales of real estate                       $33,921          $19,224          $91,875          $59,210
Cost of sales                               23,577           15,461           68,208           49,278
                                           -------          -------          -------          -------
  Gains on sales of real estate             10,344            3,763           23,667            9,932
Gains  on joint venture
  Activities                                 1,408            1,256            2,604              844
                                           -------          -------          -------          -------
Gains on sales of real estate
  held for sale and joint venture
  Activities                               $11,752          $ 5,019          $26,271          $10,776
                                           =======          =======          =======          =======


BankAtlantic Bancorp, Inc.


8. COMPREHENSIVE INCOME

         The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2001 and 2000 was $1.1 million and $701,000, respectively.

9. RESTRUCTURING CHARGE

         During December 2000, we adopted a plan to terminate our ATM relationships with Wal*Mart and K-Mart. The restructuring of the ATM network is part of a company-wide program to review all lines of business.

         The table below summarizes amounts paid associated with the restructuring liability included in other liabilities during the nine months ended September 30, 2001.



(In Thousands)                            Initial         Amount Paid                            Ending
Type of Restructuring Charge               Amount        During Period     Adjustments           Balance
----------------------------              -------        -------------     -----------           -------
Lease contract termination costs          $ 1,768          $(1,678)          $   (90)                0

De-installation costs                         305              (43)             (129)              133

Other                                          74               --                --                74
                                          -------          -------           -------               ---
  Total restructuring charge              $ 2,147          $(1,721)          $  (219)              207
                                          =======          =======           =======               ===

         During the 2001 second quarter, the restructuring charge liability established during the fourth quarter 2000 was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined. The restructuring of our ATM network is anticipated to be completed during the fourth quarter of 2001.

10. IMPAIRMENT OF LONG-LIVED ASSETS

     We acquired Leasing Technology, Inc. ("LTI"), a company engaged in the equipment and commercial vehicle leasing and finance business, in March 1998 with the objective of expanding LTI's operations and cross-selling its products to our customers. During 1998 through 2000 LTI's lease production increased significantly, while delinquency trends and charge-offs increased in absolute dollars and as a percentage of the portfolio, particularly in the first six months of 2001. During the third quarter of 2001 we performed an extensive review of LTI's operations, which included comparing LTI's actual performance to its business plan and evaluating LTI's product line in light of our core business strategy. We concluded that LTI has been unable to meet our performance expectations and that its products did not complement our current product mix. Consequently, we closed the offices of LTI and ceased new lease originations at LTI. As a result of the above decisions, we determined that the goodwill associated with the LTI acquisition was impaired, resulting in a $6.6 million write-off during the third quarter of 2001. The goodwill write-off was not deductible for income tax purposes.

     During the nine months ended September 30, 2001, we sold six in-store branches to unrelated financial institutions for a $319,000 gain (net of impairment write-down). The remaining ten in-store branches were evaluated for asset impairment, resulting in a $550,000 write-down. We expect to sell the remaining in-store branches by the first quarter of 2002. At September 30, 2001 total deposits in in-store branches were $95.4 million.

11. DERIVATIVES

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

         The derivatives utilized by us during the nine months ended September 30, 2001 were interest rate swaps and forward contracts. We used interest rate swap contracts to manage our interest rate risk. The three and five year pay fixed swaps are intended to hedge the risk associated with the variable cash flows associated with the forecasted interest payments on certain variable rate FHLB Advances. Our risk management objective and strategy is to fix the cash outflow on forecasted interest payments associated with the LIBOR based advances at an approximate rate of 5.09%. The risk being hedged is the interest rate risk associated with the variability of cash outflows relating to the advances. The loss recognized during the three and nine months ended September 30, 2001 representing the amount of hedge ineffectiveness was $135,000

BankAlantic Bancorp, Inc.


and $158,000 respectively. The net loss included in other comprehensive income from this hedging relationship was $1.7 million. These net losses will be recognized in earnings as interest expense is accrued on the FHLB advances. The net amount of existing losses on the swaps included in other liabilities expected to be reclassified into earnings within the next 12 months is $532,000. The hedging relationship is expected to last over the term of the swaps.

         The following table outlines the notional amount and fair value of our derivatives outstanding at September 30, 2001:


                                                                             Paying       Receiving
                                      Notional                            Index/fixed    Index/fixed         Termination
(In thousands)                         Amount          Fair Value            Amount         Amount               Date
                                      ---------        ----------         ------------   -----------         -----------
Five year pay fixed swaps             $ 25,000          $ (1,388)             5.73%       3 mo. LIBOR          1/5/2006

Three year pay fixed swaps            $ 50,000          $ (2,528)             5.81%       3 mo. LIBOR          12/28/2003
                                      ========          ========              ====        ===========          ==========
Forward contract to purchase
  adjustable rate mortgages           $144,603          $    498
                                      ========          ========

12. SEGMENT REPORTING

          Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Interest expense and certain revenue and expense items are allocated to the various segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

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

BankAtlantic Bancorp, Inc.

         We evaluate segment performance based on net income after tax. The table below is segment information for income before discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle for the three months ended September 30, 2001 and 2000:

BankAtlantic Bancorp, Inc.

                                            Bank Operations
                               ---------------------------------------
                                 Capital     Commercial     Community      Levitt                       Parent      Segment
(In thousands)                   Markets       Banking       Banking     Cororation    Ryan, Beck      Company       Total
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
2001

Interest income                $    45,136   $    30,787   $     6,564   $       810   $       541   $       119   $    83,957
Interest expense and overhead      (34,147)      (17,600)       (4,119)          (17)         (136)       (3,608)      (59,627)
Provision for loan losses              168       (11,590)        4,164             0             0             0        (7,258)
Non-interest income                     71           626         3,247        11,894        11,142         2,245        29,225
Segment profits and losses
 before taxes                        9,905           546         5,222         5,824           553        (9,493)       12,557
Provision for income taxes           3,726           205         1,964         2,119           203        (1,004)        7,213
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Segment net income (loss)      $     6,179   $       341   $     3,258   $     3,705   $       350   $    (8,489)  $     5,344
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========
Segment average assets         $ 2,568,439   $ 1,390,635   $   325,425   $   173,086   $    64,379   $   113,070   $ 4,635,034
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========

2000

Interest income                $    46,115   $    30,690   $     8,209   $       689   $       558   $       346   $    86,607
Interest expense and overhead      (38,019)      (18,375)       (5,169)         (682)          (90)       (5,668)      (68,003)
Provision for loan losses               83        (9,073)        2,294             0             0             0        (6,696)
Non-interest (loss) income            (178)          738         2,988         5,287         9,343           (74)       18,104
Segment profits and losses
 before taxes                        6,650         2,234         3,023           310        (1,376)       (8,251)        2,590
Provision for income taxes           2,619           880         1,191           123          (534)       (2,888)        1,391
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Segment net income (loss)      $     4,031   $     1,354   $     1,832   $       187   $      (842)  $    (5,363)  $     1,199
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========
Segment average assets         $ 2,522,093   $ 1,221,270   $   343,832   $   157,476   $    39,982   $    88,456   $ 4,373,109
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.

         The table below is segment information for income before discontinued operations, extraordinary items and the cumulative effect of a change in accounting principle for the nine months ended September 30, 2001 and 2000:

                                            Bank Operations
                               ---------------------------------------
                                 Capital     Commercial     Community      Levitt                       Parent      Segment
(In thousands)                   Markets       Banking       Banking     Cororation    Ryan, Beck      Company       Total
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------

2001

Interest income                $   138,242   $    92,940   $    21,177   $     1,605   $     1,697   $       128   $   255,789
Interest expense and overhead     (105,479)      (54,554)      (13,046)         (167)         (445)      (14,342)     (188,033)
Provision for loan losses               48       (21,240)        7,133             0             0             0       (14,059)
Non-interest income                    782         2,221         8,872        27,847        30,613         3,325        73,660
Segment profits and losses
 before taxes                       28,541        14,747         8,499         9,453        (2,200)      (22,215)       36,825
Provision for income taxes          10,649         5,492         3,181         2,963          (777)       (5,457)       16,051
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Segment net income (loss)      $    17,892   $     9,255   $     5,318   $     6,490   $    (1,423)  $   (16,758)  $    20,774
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========
Segment average assets         $ 2,596,268   $ 1,349,766   $   344,858   $   168,502   $    66,836   $   102,944   $ 4,629,174
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========

2000

Interest income                $   133,451   $    83,449   $    25,219   $     1,702   $     1,499   $     1,197   $   246,517
Interest expense and overhead     (107,929)      (48,407)      (15,084)       (1,347)         (368)      (16,603)     (189,738)
Provision for loan losses             (134)      (12,720)       (9,162)            0             0             0       (22,016)
Non-interest income (loss)             514         1,444         8,772        15,913        35,516          (175)       61,984
Segment profits and losses
 before taxes                       22,276        18,900        (5,815)        2,832          (633)      (21,393)       16,167
Provision for income taxes           8,534         7,180        (2,124)          435          (252)       (7,489)        6,284
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Segment net income (loss)      $    13,742   $    11,720   $    (3,691)  $     2,397   $      (381)  $   (13,904)  $     9,883
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========
Segment average assets         $ 2,500,553   $ 1,147,451   $   364,747   $   154,928   $    37,377   $    92,763   $ 4,297,819
                               ===========   ===========   ===========   ===========   ===========   ===========   ===========




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.


         The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income and segment interest income and total consolidated interest income is as follows:


                                                          For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                        September 30,
                                                         ----------------------------        ----------------------------
(In thousands)                                              2001              2000              2001              2000
                                                         ----------        ----------        ----------        ----------
TOTAL  AVERAGE ASSETS
Total assets for reportable segments                     $4,635,034        $4,373,109        $4,629,174        $4,297,819
Assets in overhead                                           97,506           123,082           115,039            88,743
                                                         ----------        ----------        ----------        ----------
Total consolidated assets                                $4,732,540        $4,496,191        $4,744,213        $4,386,562
                                                         ==========        ==========        ==========        ==========
NON-INTEREST INCOME
Total non-interest income for reportable segments        $   29,225        $   18,104        $   73,660        $   61,984
Items included in interest expense and overhead:
  Transaction fee income                                      3,820             3,351            11,590             9,823
  Gains on sales of property and equipment                      680                 0             1,046               240
  Other fees                                                    979             1,078             2,742             3,036
                                                         ----------        ----------        ----------        ----------
Total consolidated non-interest income                   $   34,704        $   22,533        $   89,038        $   75,083
                                                         ==========        ==========        ==========        ==========


INTEREST INCOME
Total interest income for reportable segments             $  83,957         $  86,607         $ 255,789         $ 246,517
Deferred interest income on real estate activities              (85)             (306)             (367)             (971)
Elimination entries                                            (793)           (1,263)           (2,435)           (3,138)
                                                          ---------         ---------         ---------         ---------
Total consolidated interest income                        $  83,079         $  85,038         $ 252,987         $ 242,408
                                                          =========         =========         =========         =========


13. COMMUNITY SAVINGS BANKSHARES MERGER AGREEMENT

         We entered into a merger agreement on September 9, 2001, to acquire Community Savings Bankshares, Inc. for approximately $170 million in cash. Community Savings Bankshares, Inc. ("Community") is the holding company for Community Savings F.A., a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At September 30, 2001, Community had total consolidated assets of $950.0 million, loans of $695.0 million, deposits of $667.0 million and shareholders' equity of $117.6 million. Community has 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County. The acquisition of Community and the immediate merger of Community Savings F.A. into BankAtlantic are expected to be completed in the first quarter of 2002, but are subject to a number of conditions, including receipt of required regulatory approval and the approval of Community's shareholders. There is no assurance that the transaction will be consummated. The agreement provides for the payment of fees and expenses in certain circumstances related to the termination of the agreement. Funds for the acquisition will be obtained from one or more sources, including operations, traditional borrowings, liquidation of investments and/or proceeds from the issuance of one or more types of securities.

14. SUBSEQUENT EVENTS

         On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to BankAtlantic Bancorp. Prior to the transfer, Levitt Corporation was a wholly-owned subsidiary of BankAtlantic. As a consequence of the transfer, Levitt Corporation is now a direct wholly-owned subsidiary of BankAtlantic Bancorp.

         On October 15, 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, Class A common stock and trust preferred securities. The net proceeds from the sale of these securities are expected to be used for the pending acquisition of Community and for other general corporate purposes.

BankAtlantic Bancorp, Inc.

15. NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $40.0 million that will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $3.1 million and $4.1 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses would be required to be recognized as the cumulative effect of a change in accounting principle.

         On July 5, 2001, the FASB voted to issue Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes that Statement 143 will not have a material impact on our Statement of Operations and Statement of Financial Condition.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This Statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting

BankAtlantic Bancorp, Inc.

model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This Statement retains the basic provisions of Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

         The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The potential impact of Statement 144 on our Statement of Operations and Statement of Financial Condition is currently under review by management.

16.  RECLASSIFICATIONS

         Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2001.


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BankAtlantic Bancorp, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report, or in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, the risks and uncertainties associated with: the impact and effects of leverage; economic, competitive and other factors affecting us and our operations, markets, products and services; credit risks and the related sufficiency of BankAtlantic's allowance for loan losses; changes in interest rates and economic policies; risks associated with commercial real estate and real estate development, the success of technological, strategic and business initiatives; the profitability of our banking and non-banking initiatives; risks associated with the value of our equity investments; expectations of performance improvements at our investment banking subsidiary; the impact on the national and local economies of the terrorist actions of September 11, 2001 and U.S actions subsequently; the implementation of FASB Statement 141 and 142 and other factors discussed elsewhere in reports we file with the Securities and Exchange Commission ("SEC"). With respect to forward looking statements regarding the acquisition of Community, risks include that the transaction will not be consummated, that the financing for the acquisition will not be obtained on satisfactory terms, if at all, and that if consummated the transaction will cost more, take longer, or be less advantageous than expected. Many of these factors are beyond the Company's control.

RESULTS OF OPERATIONS


                                                                     For the Three Months                For the Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                  ---------------------------         ---------------------------
(In thousands)                                                      2001              2000              2001              2000
                                                                  ---------         ---------         ---------         ---------
INCOME STATEMENT
Total interest income                                             $  83,079         $  85,038         $ 252,987         $ 242,408
Total interest expense                                               46,029            55,715           151,184           153,344
                                                                  ---------         ---------         ---------         ---------
Net interest income                                                  37,050            29,323           101,803            89,064
Provision for loan losses                                             7,258             6,696            14,059            22,016
Gains (losses) on sales of securities, net                            2,236                (8)            3,592               228
Other non-interest income                                            32,468            22,541            85,446            74,855

Non-interest expense                                                 51,939            42,570           139,957           125,964
                                                                  ---------         ---------         ---------         ---------
Income before income taxes, discontinued operations,
  extraordinary items and cumulative effect of a change
   in accounting principle                                           12,557             2,590            36,825            16,167
Provision for income taxes                                            7,213             1,391            16,051             6,284
                                                                  ---------         ---------         ---------         ---------
Income before discontinued operations, extraordinary items
  and cumulative effect of a change in accounting
  principle                                                           5,344             1,199            20,774             9,883
Discontinued operations, net of taxes                                    --               165                --               424
Extraordinary items, net of tax                                        (253)            3,966              (253)            7,432
Cumulative effect of a change in accounting principle,
net of tax                                                               --                --             1,138                --
                                                                  ---------         ---------         ---------         ---------
Net income                                                        $   5,091         $   5,330         $  21,659         $  17,739
                                                                  =========         =========         =========         =========


BankAtlantic Bancorp, Inc.


OVERVIEW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Income before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased 346% from 2000. This improvement resulted primarily from increased net interest income, higher gains on the sales of securities and a substantial increase in income from real estate operations. The above improvements in income were partially offset by a goodwill impairment write-off, higher compensation expense, an increase in our provision for loan losses and an increase in other operating expenses.

         Net interest income increased by 26.4% from 2000. The improvement resulted from higher average earning assets, an increase in the net interest margin and $2.8 million of accelerated discount accretion associated with a commercial real estate loan which was prepaid during the quarter. The growth in earning assets was primarily related to growth in the commercial real estate and home equity loan portfolio as well as higher securities average balances. The improvement in the net interest margin reflects the rapid decline in interest rates during the first nine months of 2001 as interest bearing liabilities repriced faster than interest earning assets.

         The increase in gains on securities sales resulted from gains from sales of equity securities during the 2001 quarter. The loss on securities sales during the 2000 quarter primarily resulted from our discontinued government securities trading.

         Other non-interest income increased 43.9% from the 2000 quarter. The improvement in non-interest income primarily resulted from a substantial increase in income from our real estate operations and increased transaction account and investment banking fee income.

         The provision for loan losses increased 8.4%. The increase resulted from additional reserves allocated to our syndication and lease financing portfolios, partially offset by a continuing decline in charge-offs and required reserves associated with our small business and indirect loan portfolios.

         Non-interest expense increased 22.0% from 2000. The increase primarily resulted from a $6.6 million impairment charge for the write-off of the goodwill associated with the March 1998 acquisition of Leasing Technology Inc. ("LTI") and a $550,000 impairment write-down associated with our in-store branches. Also contributing to the increase in non-interest expense were higher compensation, occupancy and professional fees.

         During the 2001 quarter we recognized a $253,000 loss (net of income taxes) associated with the redemption of our subordinated investment notes. During the 2000 quarter we recognized a $4.0 million (net of income tax) extraordinary gain from the repurchase of $25 million of our 5-5/8% Convertible Debentures at a discount and recognized $165,000 (net of income taxes) of income from discontinued operations.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Income before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased 110.2% from 2000. The improvement primarily resulted from the items discussed above as well as a significant improvement in the provision for loan losses. The improvement resulted from the absence in 2001 of significant losses experienced during the 2000 nine month period in our small business and indirect consumer lending portfolios. The losses in these portfolios declined significantly during the 2001 period, partially offset by increased reserves established for the leasing and syndication loan portfolios.

         We also recognized a $1.1 million gain, net of tax, during the 2001 period from the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standard Number 133, "Accounting for Derivative Instruments and Hedging Activities". During the 2000 period we recognized a $7.4 million extraordinary gain, net of tax, resulting from the repurchase of an aggregate of $51 million of our 5-5/8% Convertible Debentures at a discount and we recognized $424,000 of income from discontinued operations, net of tax. Income from discontinued operations resulted from the sale of a building used in mortgage servicing operations.

BankAtlantic Bancorp, Inc.



Net Interest Income

                                                                     For the Three Months                For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                              ---------------------------------   ---------------------------------
(In thousands)                                                  2001         2000      Change       2001        2000        Change
                                                              ---------    --------   ---------   ---------   ---------   ---------
Interest and fees on loans and banker's acceptances           $  60,372    $ 62,453   $  (2,081)  $ 185,803   $ 182,788   $   3,015
Interest on securities available for sale                        13,112      12,292         820      39,761      38,866         895
Interest and dividends on investment, tax certificates and
   trading securities                                             9,595      10,293        (698)     27,423      20,754       6,669

Interest on deposits                                            (21,410)    (24,070)      2,660     (68,943)    (66,175)     (2,768)

Interest on advances from FHLB                                  (15,476)    (15,158)       (318)    (44,837)    (46,698)      1,861

Interest on securities sold under agreements to repurchase       (4,618)    (10,317)      5,699     (21,392)    (24,306)      2,914
Interest on subordinated debentures, notes and bonds payable and guaranteed preferred interests in the Company's
  Junior Subordinated Debentures                                 (5,951)     (7,570)      1,619     (20,456)    (21,091)        635
Capitalized interest on real estate developments and joint
  ventures                                                        1,426       1,400          26       4,444       4,926        (482)
                                                              ---------    --------   ---------   ---------   ---------   ---------
Net interest income                                           $  37,050    $ 29,323   $   7,727   $ 101,803   $  89,064   $  12,739
                                                              =========    ========   =========   =========   =========   =========


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Net interest income increased by 26.4% from 2000. The improvement in net interest income primarily resulted from (i) rates on interest bearing liabilities declining faster than yields on interest earning assets, (ii) growth of earning assets, (iii) the redemption of high yielding subordinated investment notes and (iv) a $2.8 million accretion of a discount on a commercial real estate loan which was prepaid during the third quarter of 2001. The net interest margin improved from 2.92% during the three months ended September 30, 2000 to 3.15% during the same 2001 period (excluding the discount accretion). Due to the rapid decline in interest rates during 2001, yields on interest earning assets declined by 87 basis points while rates paid on interest bearing liabilities declined by 108 basis points. Rate declines on interest-bearing liabilities were due to lower rates paid on deposit products, FHLB advances and short-term borrowings. The redemption of our subordinated investment notes also improved our net interest margin since the interest rates on the notes were higher than the rates payable on traditional borrowings. Lower yields on interest earning assets reflected the re-pricing of our floating rate loans and securities downward due to the declining interest rate environment during 2001. The earning asset growth was due to higher loan and securities available for sale average balances, partially offset by lower securities held to maturity average balances. The loan growth resulted from higher balances in our commercial real estate and home equity loan portfolios, partially offset by declining balances in our consumer, syndication, small business and international loan portfolios. These portfolio declines resulted from decisions in prior periods to cease indirect auto lending, discontinue the purchase of syndication loans, cease international correspondent lending and substantially reduce small business loan originations. The increase in our securities available for sale portfolio reflects purchases of adjustable rate mortgage-backed securities. The purchases were made as part of a portfolio repositioning which management deemed appropriate in response to the rapid decline in interest rates during 2001.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Net interest income increased by 14.3% from 2000. The increase in net interest income primarily resulted from the items discussed above for the three months ended September 30, 2001. The net interest margin improved from 2.97% for the nine months ended September 30, 2000 to 3.03% during the same 2001 period (excluding the discount accretion). Average yields on interest earning assets declined by 37 basis points while rates paid on average interest bearing liabilities declined by 43 basis points. The increase in interest income on average earnings assets for the 2001 nine month period compared to the same 2000 period resulted from higher average balances, partially offset by a decline in average yields. The higher deposit interest expense was due to time deposit and money market account growth, partially offset by lower rates paid on deposits. The decline in interest expense on FHLB borrowings resulted from a decline in average rates.

BankAtlantic Bancorp, Inc.


PROVISION FOR LOAN LOSSES


                                         For the Three Months                For the Nine Months
                                          Ended September 30,                Ended September 30,
                                       -------------------------         -------------------------
(In Thousands)                           2001             2000             2001            2000
                                       --------         --------         --------         --------
Balance, beginning of period           $ 48,018         $ 48,650         $ 47,000         $ 44,450

Charge-offs:
  Syndication loans                      (7,235)               0           (7,235)               0
  Commercial business loans                   0                0                0              (24)
  Small business - real estate              (36)               0              (48)             (85)
  Small business - nonmortgage             (780)          (4,072)          (2,964)         (10,167)
  Lease financing                        (2,955)            (427)          (8,337)          (1,349)
  Consumer loan - indirect                 (676)          (1,594)          (2,369)          (5,988)
  Consumer loans - direct                (1,399)            (243)          (2,090)          (2,020)
  Residential real estate loans               0              (53)            (152)            (394)
                                       --------         --------         --------         --------
                                        (13,081)          (6,389)         (23,195)         (20,027)
                                       --------         --------         --------         --------
Recoveries:
  Small business - nonmortgage              542              330            2,020              617
  Lease financing                           679               59            1,668              221
  Commercial business loans                  20               38              249               80
  Commercial real estate loans                0                0                7                0
  Residential real estate loans              48                9              204              108
  Consumer loans - indirect                 425              790            1,674            2,335
  Consumer loans - direct                   379              167              602              550
                                       --------         --------         --------         --------
                                          2,093            1,393            6,424            3,911
                                       --------         --------         --------         --------
Net charge-offs                         (10,988)          (4,996)         (16,771)         (16,116)
Provision for loan losses                 7,258            6,696           14,059           22,016
                                       --------         --------         --------         --------
Balance, end of period                 $ 44,288         $ 50,350         $ 44,288         $ 50,350
                                       ========         ========         ========         ========


         The provision for loan losses increased by $562,000 during the three months ended September 30, 2001 compared to the same 2000 period. The increase in the provision for loan losses primarily resulted from additional reserves allocated to our syndication and lease financing portfolios, partially offset by a continuing decline in required reserves associated with our small business and indirect loan portfolios. The increase in loan reserves on our discontinued syndications activity primarily resulted from one loan that was classified as "performing impaired" at June 30, 2001 which was placed on a non-accrual status during the third quarter. The borrower is in the aviation industry and the borrower's business has been adversely affected by the September 11, 2001 terrorist attacks. Charge-offs and delinquencies associated with our lease financing portfolio have been increasing since December 2000. As a consequence of adverse trends in this portfolio, we increased our reserves. The reduction in the required reserves associated with small business and indirect consumer loans resulted from a continuing decline in charge-offs and delinquencies primarily caused by a more seasoned loan portfolio and declining loan balances. We discontinued our indirect auto lending in December 1998 and substantially reduced our small business originations during 2000.

         Net charge-offs during the 2001 quarter were $11.0 million. Approximately 87% of this quarter's net charge-offs were the result of a $7.2 million charge-off of a syndication loan which previously was classified as non-performing and lease charge-offs of $2.3 million associated with the LTI portfolio. The bank's leasing unit, LTI, ceased operations during the 2001 third quarter. Additionally, included in consumer direct charge-offs was a $750,000 deposit overdraft that was fully reserved during prior periods.

         Net charge-offs during the 2000 quarter were $5.0 million. Our small business and indirect consumer loan portfolios accounted for 91% of net charge-offs for the 2000 quarter.

BankAtlantic Bancorp, Inc.


         The provision for loan losses declined by $8.0 million during the nine month 2001 period compared to the same 2000 period. The substantial improvement in the provision for loan losses during the 2001 nine month period reflects improvements from the significant losses experienced in our small business and indirect consumer lending portfolios during the 2000 nine month period. The significant decline in losses related to these portfolios during the 2001 period were partially offset by increased reserves established for our leasing and syndication portfolios.

         Net charge-offs during the nine months ended September 30, 2001 were $16.8 million. Our syndication and leasing portfolios accounted for 83% of these net charge-offs. During the same 2000 period our small business and indirect consumer loan portfolios accounted for 83% of net charge-offs.

         At the indicated dates, our non-performing assets and potential problem loans were:


                                                           September 30,    December 31,
(In Thousands)                                                 2001            2000
                                                           -------------    ------------
NONPERFORMING ASSETS
NON-ACCRUAL:
Tax certificates                                             $ 2,125          $ 2,491
Loans and leases                                              32,145           18,106
                                                             -------          -------
  Total non-accrual                                           34,270           20,597
                                                             -------          -------
REPOSSESSED ASSETS:
Real estate owned, net of allowance                            3,077            2,562
Vehicles and equipment                                            10            3,679
                                                             -------          -------
  Total repossessed assets                                     3,087            6,241
                                                             -------          -------
TOTAL NON-PERFORMING ASSETS                                  $37,357          $26,838
                                                             =======          =======

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more                       $   422          $ 7,086
Performing impaired loans net of specific allowance                0           15,001
Restructured loans                                               845                0
Delinquent residential loans purchased                         3,849            5,389
                                                             -------          -------
TOTAL POTENTIAL PROBLEM LOANS                                $ 5,116          $27,476
                                                             =======          =======


         Non-performing assets increased by $10.5 million from December 31, 2000. Nonaccrual assets increased significantly while repossessed assets declined. The significant increase in non-accrual loans and leases primarily resulted from two loans. One of the loans is a residential development loan with an $11.6 million balance (net of reserves) and the other loan is a $3.5 million syndication loan (net of reserves) in the aviation industry as discussed above. The improvement in repossessed assets resulted from the charging off of leased equipment.

         The substantial decline in potential problem loans primarily resulted from certain actions taken with respect to performing impaired loans. During the third quarter of 2001, we charged-off a syndication loan which had a $5.3 million net balance at December 31, 2000 due to the deteriorating financial condition of the borrower and we transferred a syndication loan which had a $9.7 million net balance at December 31, 2000 out of potential problem loans to a performing loan status. The decline in loans contractually past due 90 days or more from December 31, 2000 was primarily the result of one $7.1 million loan that was repaid in February 2001. The decline in delinquent residential loans purchased reflected either a negotiated payoff or foreclosure and sale of the collateral. The above improvements in potential problem loans were partially offset by the restructuring of various non-mortgage small business loans on less favorable terms.

BankAtlantic Bancorp, Inc.


NON-INTEREST INCOME

                                                                 For the Three Months                   For the Nine Months
                                                                  Ended September 30,                   Ended September 30,
                                                           ---------------------------------     ---------------------------------
                                                             2001        2000        Change        2001       2000         Change
                                                           --------    --------     --------     --------    --------     --------
(In thousands)
BANKING OPERATIONS
Loan late fees and other loan income                       $    929    $    981     $    (52)    $  2,995    $  3,088     $    (93)
Gains on sales of loans held for sale, net of writedown           1        (144)         145           23        (433)         456
Gains on trading securities and available for sale, net       2,236         (24)       2,260        3,592         228        3,364
Transaction fees                                              3,820       3,351          469       11,590       9,823        1,767
ATM fees                                                      2,974       2,827          147        8,280       8,060          220
Other                                                         1,731         860          871        4,146       2,826        1,320
                                                           --------    --------     --------     --------    --------     --------
    Non-interest income                                      11,691       7,851        3,840       30,626      23,592        7,034
                                                           --------    --------     --------     --------    --------     --------
LEVITT OPERATIONS
Gains on sales of real estate held for development and
  sale                                                       11,752       5,019        6,733       26,271      10,776       15,495

Other                                                           122         318         (196)       1,529       5,197       (3,668)
                                                           --------    --------     --------     --------    --------     --------
    Non-interest income                                      11,874       5,337        6,537       27,800      15,973       11,827
                                                           --------    --------     --------     --------    --------     --------
RYAN BECK OPERATIONS
Principal transactions                                        3,987       2,993          994       12,392      11,994          398
Investment banking                                            4,003       1,314        2,689        8,041       6,353        1,688
Commissions                                                   2,954       4,875       (1,921)       9,566      16,539       (6,973)
Other                                                           195         163           32          613         632          (19)
                                                           --------    --------     --------     --------    --------     --------
    Non-interest income                                      11,139       9,345        1,794       30,612      35,518       (4,906)
                                                           --------    --------     --------     --------    --------     --------
Total non-interest income                                  $ 34,704    $ 22,533     $ 12,171     $ 89,038    $ 75,083     $ 13,955
                                                           ========    ========     ========     ========    ========     ========


NON-INTEREST INCOME - BANKING OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

        Loan late fees and other loan income declined slightly from 2000. The decrease primarily resulted from a decline in late fees collected on consumer loans.

          During the three months ended September 30, 2000 we sold loans held for sale for a gain of $288,000 and recorded a $695,000 loss on the sale of a syndication loan. We had established a $700,000 valuation allowance associated with the syndicated loan in a prior period. Additionally, we transferred $222 million of residential loans held for sale to loans held to maturity and recorded a $437,000 write down on the transfer.

         Gains on trading and available for sale securities, net during the three months ended September 30, 2001 consisted of the sale of equity securities for gains of $2.2 million. During the three months ended September 30, 2000 losses on trading and available for sale securities resulted from our discontinued government securities trading activities.

         During the 2001 period transaction fee income increased by 14% from the comparable 2000 period. The improvement in fee income primarily resulted from an increase in fees earned on transaction account overdrafts and from analysis charges on commercial accounts.

         During the 2001 period, ATM fees were slightly higher compared to the same 2000 period. The increase in ATM fees primarily resulted from a renegotiated profit sharing agreement at certain ATM locations, higher revenues associated with cruise ship ATMs and an increase in interchange fees. The above increases in revenues were partially offset by the termination of our ATM relationship with K-Mart and the removal of our ATM machines from Wal*Mart stores during September 2001. Consequently, ATM fee income is expected to be lower in subsequent quarters, while the overall performance of our ATM division is expected to improve.

BankAtlantic Bancorp, Inc.

         The increase in other income resulted from an $869,000 gain on the sale of six Wal*Mart in-store branches to unrelated financial institutions. The restructuring of the ATM network and the exiting of in-store branches are part of a bank-wide program to review all lines of business. These reviews, which will continue in future quarters, are designed to identify under-performing units with a view towards improving our overall earnings.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Loan late fees and other loan income declined slightly from 2000. The decline primarily resulted from lower prepayment penalties on commercial real estate loans and lower late fees earned on consumer residential loans.

        During the nine months ended September 30, 2001 we sold $13.2 million of loans held for sale for a $23,000 gain. During the nine months ended September 30, 2000 we sold $42.6 million of loans held for sale and recorded a $819,000 gain, recognized a $557,000 increase in the valuation allowance on residential loans held for sale and recorded a loss on a syndication loan discussed above.

         Gains on trading and available for sale securities, net during the nine months ended September 30, 2001 consisted of the items discussed above as well as the sale of equity securities for a $1.2 million gain, the sale of fixed rate mortgage-backed securities for a $487,000 gain, a $62,000 gain on a derivative instrument, a $322,000 gain on the sale of a mutual fund investment and a write down of a limited partnership investment and equity securities of $281,000 and $418,000, respectively.

         Gains on trading and available for sale securities, net during the nine months ended September 30, 2000 consisted of the securitization of $58.5 million of loans held for sale and the sale of $31.4 million of the resulting securities for a $379,000 gain. We also sold $49.9 million of treasury notes for a $18,000 gain, $2.3 million of corporate bonds for a $112,000 loss and $6.2 million of securities available for sale for a $62,000 loss.

         The increases in ATM fees and transaction fees were due to the items discussed above for the three months ended September 30, 2001.

         Other income increased by 46.7% from 2000. Included in other income during the 2001 period was the sale of in-store branches for gains of $869,000 and the sale of a branch facility for a $386,000 gain. During the 2000 period other income included a $240,000 gain from the sales of a parcel of land and certain ATM equipment.

NON-INTEREST INCOME - LEVITT OPERATIONS

         Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as our equity in earnings from real estate joint venture activities. The significant increase in net profits from the sale of real estate during the 2001 quarter compared to the same 2000 quarter primarily resulted from the sale by Core Communities of a large commercial tract of land in the St. Lucie West development for a $4.1 million gain. Additionally, during the third quarter of 2001, Core Communities realized net gains from other land sales of $627,000 compared to net gains from land sales of $277,000 during the same 2000 period and Levitt and Sons recognized net gains on sales of homes of $5.6 million compared to $3.5 million during the same 2000 period. Gains on joint venture activities were $1.4 million during the 2001 quarter and $1.3 million during the same 2000 quarter.

         The decline in other income during the three months ended September 30, 2001 compared to the same 2000 period resulted from a decline in rental income associated with a marine property sold during the 2001 second quarter.

         During the first nine months of 2001, Levitt Corporation net gains on sales of real estate was $23.7 million compared to $9.9 million during the same 2000 period. Core Communities realized net gains from land sales of $7.5 million for the 2001 nine month period compared to net gains of $2.2 million during the same 2000 period. Levitt and Sons realized net gains from the sales of homes of $15.5 million compared to $7.7 million during the same 2000 period. During the second quarter of 2001 Levitt Corporation sold a marine rental property for a $680,000 gain. Gains on joint venture activities were $2.6 million and $844,000 during the nine months ended September 30, 2001 and 2000, respectively.

         Income during the 2000 nine month period included $4.3 million of income associated with the settlement of a receivable with a public municipality as part of the master plan for that community.

BankAtlantic Bancorp, Inc.

NON-INTEREST INCOME - RYAN BECK OPERATIONS

         During the third quarter of 2001 compared to the same 2000 period revenues increased by 19%. The increase primarily resulted from higher investment banking and principal transaction fees, partially offset by lower commission income. The increase in investment banking revenues was due to higher consulting fees from the financial institution group. The enhanced revenues from principal transactions reflected the sale of an equity investment for a $560,000 gain and revenues from a new trading product (fixed income products group). The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

         During the nine months ended September 30, 2001 compared to the same 2000 period revenues declined by 14%. Commissions significantly declined due to the overall erosion of the stock market from its highs during the first quarter of 2000. Principal transactions increased from the prior period, primarily due to the addition of a new trading product (fixed income products). Principal transactions excluding this line of business were down $620,000. Investment banking revenues increased primarily due to the items discussed above.

NON-INTEREST EXPENSES


                                                                  For the Three Months                 For the Nine Months
                                                                   Ended September 30,                  Ended September 30,
                                                             --------------------------------     --------------------------------
                                                               2001        2000       Change        2001        2000       Change
                                                             --------    --------    --------     --------    --------    --------
(In thousands)
BANKING OPERATIONS
Employee compensation and benefits                           $ 12,701    $ 11,548    $  1,153     $ 38,450    $ 33,553    $  4,897
Compensation in connection with corporate merger                   --       1,320      (1,320)          --       1,320      (1,320)
Occupancy and equipment                                         6,473       6,053         420       18,664      17,292       1,372
Advertising and promotion                                       1,039         914         125        2,596       2,947        (351)
Impairment of cost over fair value of net assets acquired       6,624          --       6,624        6,624          --       6,624
Amortization of cost over fair value of net assets                710         708           2        2,129       2,125           4
acquired
Other                                                           7,090       5,677       1,413       18,573      16,428       2,145
                                                             --------    --------    --------     --------    --------    --------
  Non-interest expense                                         34,637      26,220       8,417       87,036      73,665      13,371
                                                             --------    --------    --------     --------    --------    --------
LEVITT OPERATIONS
Employee compensation and benefits                              2,287       1,626         661        6,556       4,267       2,289
Advertising and promotion                                         517         655        (138)       2,096       2,103          (7)
Selling, general and administrative                             2,781       2,244         537        8,106       6,604       1,502
                                                             --------    --------    --------     --------    --------    --------
  Non-interest expense                                          5,585       4,525       1,060       16,758      12,974       3,784
                                                             --------    --------    --------     --------    --------    --------
RYAN BECK OPERATIONS
Employee compensation and benefits                              7,936       7,957         (21)      24,669      26,533      (1,864)
Occupancy and equipment                                           785         903        (118)       2,430       2,611        (181)
Advertising and promotion                                         387         384           3        1,170       1,039         131
Amortization of cost over fair value of net assets                331         310          21          986         933          53
acquired
Other                                                           2,278       2,271           7        6,908       8,209      (1,301)
                                                             --------    --------    --------     --------    --------    --------
  Non-interest expense                                         11,717      11,825        (108)      36,163      39,325      (3,162)
                                                             --------    --------    --------     --------    --------    --------
Total non-interest expenses                                  $ 51,939    $ 42,570    $  9,369     $139,957    $125,964    $ 13,993
                                                             ========    ========    ========     ========    ========    ========


NON-INTEREST EXPENSES - BANKING OPERATIONS

         The increase in compensation expenses during the three and nine months ended September 30, 2001 compared to the same 2000 periods primarily resulted from increases in compensation of existing employees, bonuses, recruitment and the increased costs associated with health insurance benefits. The increases reflect the costs associated with strengthening our senior management team and hiring information system personnel to upgrade our technology infrastructure.

         The redemption and retirement in August 2000 of our publicly held shares of Class B Common Stock resulted in compensation expense of $1.3 million for the three and nine months ended September 30, 2000. The compensation charge

BankAtlantic Bancorp, Inc.

resulted from the exercise by option holders of options to acquire Class B Common Stock within six months prior to the transaction date.

         The increase in occupancy and equipment expenses during the three and nine months ended September 30, 2001 compared to the same 2000 period was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from our service bureau due to loan and deposit growth. The increase in depreciation expense related to upgrades in our technology infrastructure.

         The increase in advertising and promotion expense during the three months ended September 30, 2001 compared to the same 2000 period related to promotions associated with BankAtlantic's new deposit products that were introduced during the third quarter of 2001. The decrease in advertising expense during the nine months ended September 30, 2001 compared to the same 2000 period reflected promotional expenses during 2000 associated with new loan products and the promotion of internet banking.

         The impairment of cost over fair value of net assets acquired relates to our 1998 acquisition of LTI. We acquired LTI with the objective of expanding LTI's operations and cross-selling its products to our customers. During 1998 through 2000 LTI's lease production increased significantly, while delinquency trends and charge-offs increased in absolute dollars and as a percentage of the portfolio, particularly in the first six months of 2001. During the third quarter of 2001 we performed an extensive review of LTI's operations, which included comparing LTI's actual performance to its business plan and evaluating LTI's product line in light of our core business strategy. We concluded that LTI was unable to meet our performance expectations and that its products did not complement our current product mix. Consequently, we closed the offices of LTI and ceased new lease originations at LTI. As a result of the above decisions, we determined that the costs over fair value of net assets acquired associated with the LTI acquisition was impaired, resulting in a $6.6 million write-off during the third quarter of 2001.

         The increase in other expenses during the three and nine months ended September 30, 2001 compared to the same 2000 periods resulted from a $550,000 write down on assets associated with in-store branches, higher legal expenses, other professional fees and branch operating expenses. The in-store branch impairment is associated with ten in-store branches that we expect to sell by the first quarter of 2002. Also included in other expenses during the nine months ended September 30, 2001 was income of $219,000 from a restructuring charge adjustment and a $1.2 million gain from the sale of a foreclosed commercial real estate property. During the 2001 second quarter, the restructuring charge liability established during the 2000 fourth quarter was adjusted downward to reflect lower ATM lease termination costs than had been projected when the restructuring charge was first determined.

NON-INTEREST EXPENSES - LEVITT OPERATIONS

         The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons activities. The number of Levitt Corporation employees increased from 116 at January 1, 2000 to 206 at September 30, 2001. Levitt and Sons began several new development projects during 2000 and the first nine months of 2001. This expansion also resulted in an increase in selling, general and administrative expenses.

NON-INTEREST EXPENSES  - RYAN BECK OPERATIONS

         The decline in employee compensation and benefits during the three months ended September 30, 2001 compared to the same 2000 period was primarily due to lower commission expenses associated with a significant decline in Ryan Beck commission revenues discussed above and a reduction in staff. Full-time equivalent employees declined from 284 at September 30, 2000 to 255 at September 30, 2001. The above declines in compensation expense were partially offset by severance accruals associated with the reduction in force. The significant decline in compensation expense during the nine months ended September 30, 2001 compared to the same 2000 period resulted from substantial declines in Ryan Beck's commission revenues. These declines primarily reflected a reduction of transactional business from levels attained in the first nine months of 2000.

         The declines in other expense during the nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the fourth quarter of 2000.

BankAtlantic Bancorp, Inc.


SEGMENT REPORTING

         The table below provides segment information for income before discontinued operations, extraordinary item and the cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2001 and 2000:


                           For the Three Months           For the Nine Months
(In thousands)              Ended September 30,            Ended September 30,
                          -----------------------       -----------------------
                            2001           2000           2001           2000
                          --------       --------       --------       --------

SEGMENT NET INCOME
Capital markets           $  6,179       $  4,031       $ 17,892       $ 13,742
Commercial banking             341          1,354          9,255         11,720
Community banking            3,258          1,832          5,318         (3,691)
Levitt Corporation           3,705            187          6,490          2,397
Ryan Beck                      350           (842)        (1,423)          (381)
Parent Company              (8,489)        (5,363)       (16,758)       (13,904)
                          --------       --------       --------       --------
  Segment net income      $  5,344       $  1,199       $ 20,774       $  9,883
                          ========       ========       ========       ========

         CAPITAL MARKETS

         The increase in segment net income for the three months ended September 30, 2001 compared to the same 2000 period primarily resulted from a decline in the overhead allocation. The overhead allocation rate was substantially reduced due to lower borrowing costs attributed to the significant decline in interest rates during 2001, partially offset by higher operating expenses during 2001. The improvement in non-interest income resulted from valuation allowances and recognized loss associated with residential loans that were recognized during the 2000 quarter. The above increases in segment net income were partially offset by higher provision for loan losses attributed to purchased residential loans.

         The increase in segment net income for the nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from an increase in interest income and a decline in the overhead allocation. The additional interest income resulted from growth in average earning assets, partially offset by lower yields on interest earning assets. The increase in average earning assets reflects the purchase of adjustable rate mortgage-backed securities and tax certificate acquisitions. The decline in interest expense and overhead and the increase in non-interest income resulted from the items discussed above.

         COMMERCIAL BANKING

         The decline in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 period resulted from an increase in the provision for loan losses associated with the lease finance and syndication portfolios. This reduction in segment net income was partially offset by additional interest income from higher commercial real estate loan average balances and the decline in the overhead allocation rate discussed above. In addition, non-interest income decreased during the 2001 quarter compared to the same 2000 period due to a decline in other loan fee income. Non-interest income increased during the nine months ended September 30, 2001 compared to the same 2000 period due to a $695,000 realized loss on the sale of a syndication loan during the 2000 period.

         COMMUNITY BANKING

         The increase in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 periods primarily resulted from a significantly lower provision for loan losses. This improvement reflects declining small business and consumer indirect loan average balances. However, increases in segment income during the periods were partially offset by declines in interest income resulting from lower average balances and average yields on loans. The decline in average balances associated with the small business and consumer loan portfolios were partially offset by increases in home equity loan originations. The mix of the community banking loan portfolio shifted from higher yielding consumer and small business loans to lower yielding home equity loans.

BankAtlantic Bancorp, Inc.

LEVITT CORPORATION

         The increase in segment net income for the three and nine months ended September 30, 2001 compared to the same 2000 period primarily resulted from the sale by Core Communities of a large commercial tract of land in the St. Lucie West development and increased Levitt and Sons net gains from residential real estate sales. Income during the 2000 nine month period included $4.3 million of income associated with a sale of a utility expansion receivable to a public municipality as part of the master plan for that community.

         RYAN BECK

         Segment net income increased from a loss of $842,000 during the 2000 third quarter to a gain of $350,000 during the same 2001 period. The increased segment net income resulted from higher investment banking and principal transaction revenues, partially offset by a decline in commission income. The increase in investment banking revenues was due to higher consulting fees earned by the financial institutions group. The enhanced revenues from principal transactions reflected the sale of an equity investment for a $560,000 gain and revenues from a new trading product (fixed income products group). The reduced commissions were due to lower investor transaction volume due to a decline in overall financial market transactions.

         Segment net income declined $1.0 million during the first nine months of 2001 compared to the same 2000 period. Commissions significantly declined due to the overall erosion of the stock market from its highs during the first quarter of 2000. Principal transactions were up from the prior period, with the increase being primarily due to the addition of a new trading product (fixed income products group). Investment banking revenues increased primarily due to the items discussed above.

         PARENT COMPANY

         The parent company net loss increased during the three and nine months ended September 30, 2001 compared to the same 2000 period. The additional loss primarily resulted from the $6.6 million write-off of goodwill associated with the LTI acquisition and lower interest income due to the repayment of an inter-company $10 million note receivable during the first quarter of 2000. These declines in income were partially offset by gains on the sales of equity securities and lower interest expense due to the redemption of our subordinated investment notes and our 6-3/4% convertible subordinated debentures, as well as lower interest rates on our floating rate debt. The decline in interest income reflects lower average short term investments during the 2001 nine month period compared to the 2000 period.

FINANCIAL CONDITION

         Our total assets at September 30, 2001 were $4.8 billion compared to $4.6 billion at December 31, 2000. The increase in total assets primarily resulted from increased:

         1) loans receivable, net, primarily from the origination and purchase of commercial real estate loans,

         2) securities available for sale resulting from the purchase of adjustable rate mortgage-backed securities,

         3) real estate held for development and sale and joint venture activities due to the purchase of 1,285 acres of land in Central Florida,

         4) office properties and equipment reflecting the upgrades in our technology infrastructure,

         5) other assets resulting from a substantial increase in the amounts due from Ryan Beck's clearing agent, and

         6) cash and due from depository institutions due to higher short term borrowings.

         The above increases in total assets were partially offset by decreased:

         1) investment securities and tax certificates resulting from redemptions and maturities,

         2)       trading securities related to Ryan Beck's operations,

         3) accrued interest associated with the settlement of interest receivables on derivative securities,

         4) deferred tax asset, net, primarily due to appreciation of securities available for sale, and

         5) cost over fair value of net assets acquired resulting from the elimination of goodwill associated with the LTI acquisition.


         The Company's total liabilities at September 30, 2001 and December 31, 2000 were $4.4 billion.

         Liabilities which increased included:

         1) deposit balances, reflecting an increase in demand deposits, money market accounts, savings accounts, and public deposits,

         2) FHLB advances, due to additional three to five year variable rate advance borrowings and

         3) federal funds purchased to fund the repayment of securities sold under agreements to repurchase.

         The above increases were partially offset by decreased:

         1) subordinated debentures, notes and bonds payable resulting from the redemption of our subordinated investment notes and 6-3/4% Convertible Subordinated Debentures, and

         2) securities sold under agreements to repurchase, due to lower short term borrowings.

BankAtlantic Bancorp, Inc.


              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET

MARKET RISK

         Market risk is defined as the risk of loss arising from adverse changes in market valuations, which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk, and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

INTEREST RATE RISK

                 The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in the net portfolio fair values of interest rate sensitive instruments at September 30, 2001 resulting from a change in interest rates.

         The model calculates the net potential gains and losses in net portfolio fair value by:

                  (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2001,

                  (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values, and

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

         Presented below is an analysis of our interest rate risk at September 30, 2001 as calculated utilizing our model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                      Net
                                   Portfolio
   Changes                           Value                     Dollar
   in Rate                           Amount                    Change
   -------                         ----------                  ------
                               (Dollars in Thousands)

  +200 bp                         $    405,716              $    (31,477)
  +100 bp                         $    451,534              $      14,341
     0                            $    437,193              $           0
  -100 bp                         $    407,747              $    (29,446)
  -200 bp                         $    372,631              $    (64,562)

         In preparing the above table, we make various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

         o        loan prepayment rates,
         o        deposit decay rates,
         o market values of certain assets under the representative interest rate scenarios, and
         o        repricing of certain deposits and borrowings

         It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S.

BankAtlantic Bancorp, Inc.


Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values indicated above. Furthermore, the result of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

EQUITY PRICE RISK

         We maintain a portfolio of trading and available for sale securities, which subjects us to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at September 30, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                               Available   Securities
        Percent    Trading      for Sale    Sold Not
       Change in  Securities   Securities     Yet          Dollar
       Fair Value Fair Value   Fair Value  Purchased       Change
       ---------- ----------   ----------  ---------     ---------
                           (Dollars in Thousands)

          20 %     $39,629      $28,505      $51,928      $ 20,010
          10 %     $36,326      $26,129      $47,600      $ 10,005
           0 %     $33,024      $23,754      $43,273      $      0
        (10) %     $29,722      $21,379      $38,946      $(10,005)
        (20) %     $26,419      $19,003      $34,618      $(20,010)


         Excluded from the above table are investments in private companies with a cost basis of $21 million for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.

LIQUIDITY AND CAPITAL RESOURCES

         During July 2001, we sold 5.1 million shares of our Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were $40.3 million. The net proceeds of the offering were used to redeem $34.8 million principal amount of our subordinated investment notes and for general corporate purposes.

         On August 15, 2001, we called for redemption our 6-3/4% Convertible Subordinated Debentures due 2006. As of June 30, 2001, approximately $51 million of those debentures were outstanding. The 6-3/4% Convertible Subordinated Debentures were convertible into Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Subordinated Debentures had been converted by holders into an aggregate of 8,919,649 shares of Class A Common Stock.

         In August 2001, the Office of Thrift Supervision ("OTS") approved our request to transfer direct ownership of Levitt Corporation from BankAtlantic to BankAtlantic Bancorp. On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to us. As a consequence of the transfer we currently own 100% of Levitt Corporation's issued and outstanding common stock and the loans from BankAtlantic to Levitt-related entities will be subject to regulatory restrictions on loans to affiliates. Loans currently outstanding to Levitt were grandfathered and therefore are not subject to the restrictions.

         On September 9, 2001, we entered into a merger agreement to acquire Community for approximately $170 million in cash. Community is the holding company for Community Savings F.A., a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. The acquisition of Community and the

BankAtlantic Bancorp, Inc.


immediate merger of Community Savings F.A. into BankAtlantic are expected to be completed in the first quarter of 2002, but are subject to a number of conditions, including receipt of required regulatory approval and the approval of Community's shareholders. The agreement provides for the payment of fees and expenses in certain circumstances related to the termination of the agreement. It is anticipated that funds for the acquisition will be obtained from one or more sources, including operations, traditional borrowings, liquidation of investments and/or proceeds from the issuance of one or more securities. There is no assurance that the transaction will be consummated or that financing will be available on satisfactory terms.

         On October 15, 2001, we filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, Class A common stock and trust preferred securities. The net proceeds from the sale of these securities are expected to be used for the pending acquisition of Community and for other general corporate purposes.

          Our principal source of liquidity is dividends from BankAtlantic. During 2000, we received $23.2 million of dividends from BankAtlantic. We also obtain funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. These funds are utilized to service and redeem our debt, to pay dividends to our shareholders and to make investments in equity securities, real estate and joint ventures. The Company's annual debt service at September 30, 2001 associated with our subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $12.4 million. Our estimated current annual dividends to common shareholders are $5.9 million. The declaration and payment of dividends by us will depend upon, among other things, our results of operations, financial condition and cash requirements as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to us. Payments and distributions by BankAtlantic to us are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income.

         We established a revolving credit facility of up to $30 million from an independent financial institution. The credit facility matures in May 2003 and bears interest at prime minus 50 basis points. At September 30, 2001, we had outstanding borrowings of $12.9 million under this credit facility.

         BankAtlantic's primary sources of funds during the first nine months of 2001 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, REO, and real estate held for development, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment and deposit inflows. These funds were primarily utilized to fund operating expenses, deposit outflows, branch sales and to fund or purchase loans, FHLB stock, tax certificates, trading securities and securities available for sale. At September 30, 2001, BankAtlantic met all applicable liquidity and regulatory capital requirements.

         On October 26, 2001, BankAtlantic closed on the sale of six Wal*Mart in-store branches to unrelated financial institutions. The six branches sold had aggregate deposit balances of $57.3 million at September 30, 2001. BankAtlantic's four remaining in-store branches are expected to be sold by February 2002. The four in-store branches have aggregate deposits of $38.1 million at September 30, 2001.

         The Company's commitments to originate and purchase loans at September 30, 2001 were $210.1 million and $20.4 million, compared to $164.9 million and $0 million at September 30, 2000, respectively. Additionally, the Company had commitments to purchase $144.6 million of mortgage-backed securities at September 30, 2001 compared to commitments of $21 million at September 30, 2000. At September 30, 2001, loan commitments represented approximately 8.0% of loans receivable, net.

BankAtlantic Bancorp, Inc.



         At the indicated dates BankAtlantic's capital amounts and ratios were:

(dollars in thousands)                                     Minimum Ratios
                                                     ---------------------------
                                    Actual           Adequately         Well
                             --------------------    Capitalized     Capitalized
                              Amount       Ratio         Ratio          Ratio
                             --------      ------        -----         -------
AT SEPTEMBER 30, 2001:

Total risk-based capital     $343,689      11.33%         8.00%         10.00%
Tier 1 risk-based capital    $307,213      10.13%         4.00%          6.00%
Tangible capital             $307,213       6.83%         1.50%          1.50%
Core capital                 $307,213       6.83%         4.00%          5.00%

AT DECEMBER 31, 2000:

Total risk-based capital     $328,973      11.00%         8.00%         10.00%
Tier 1 risk-based capital    $291,544       9.74%         4.00%          6.00%
Tangible capital             $291,544       6.66%         1.50%          1.50%
Core capital                 $291,544       6.66%         4.00%          5.00%


         Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2000.

         Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to the supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At September 30, 2001, Ryan Beck's regulatory net capital was approximately $6.5 million, which exceeded minimum net capital rule requirements by $5.5 million.

         Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2001.

BankAtlantic Bancorp, Inc.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit 11        Statement re:  Computation of Per Share Earnings

(B)      REPORTS ON FORM 8-K

         A report on Form 8-K dated October 16, 2001 was filed with the Securities and Exchange Commission providing pro forma financial information for the acquisition of Community Savings Bankshares, Inc. by BankAtlantic Bancorp, Inc.

         A report on Form 8-K dated September 9, 2001 was filed with the Securities and Exchange Commission announcing that BankAtlantic Bancorp, Inc. has entered into an agreement to acquire Community Savings Bankshares, Inc.

         A report on Form 8-K dated August 15, 2001 was filed with the Securities and Exchange Commission announcing the redemption of the 6-3/4% Convertible Subordinated Debentures due 2006.

BankAtlantic Bancorp, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BANKATLANTIC BANCORP, INC.

November 14, 2001                      By: /s/ Alan B. Levan
-------------------                        -------------------------------------
    Date                                       Alan B. Levan
                                               Chief Executive Officer/
                                               Chairman/President



November 14, 2001                      By: /s/ James A. White
-------------------                        -------------------------------------
    Date                                       James A. White
                                               Executive Vice President,
                                               Chief Financial Officer