Form 10-K405
period 2001-12-31
BANKATLANTIC BANCORP INC
filed 2002-04-01
CIK 921768

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

     Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ X ]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     The number of shares of Registrant's Class A Common Stock outstanding on March 13, 2002 was 53,308,553

     Portions of the 2001 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

                                     PART I

                                ITEM I. BUSINESS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe,', "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company" which may be referred to as "we", "us" or "our") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; the impact on the national and local economies of the terrorist actions of September 11, 2001 and subsequently, as well as military activities or conflicts; credit risks and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; and with respect to the operations of Levitt Companies, LLC, ("Levitt Companies") and its real estate subsidiaries: risks associated with real estate developments, the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive. All subsequent written and oral forward-looking statements concerning the Company or other matters and attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements above.

THE COMPANY

     The Company is a Florida-based diversified financial services holding company which owns BankAtlantic, Levitt Companies and Ryan, Beck & Co., LLC ("Ryan Beck"). BankAtlantic, a federally-chartered, federally-insured savings bank was organized in 1952, and provides traditional retail banking services and a full range of commercial banking products and related financial services. On March 22, 2002 BankAtlantic ("the Bank") acquired Community Savings Bankshares, Inc., the parent company of Community Savings F.A., a savings and loan association which operated 21 offices in Palm Beach, Martin, St. Lucie and Indian River counties in Florida. Including the branches recently acquired from Community Savings, BankAtlantic operates 74 branch offices located primarily in Miami-Dade, Broward, Hillsborough, Palm Beach, Martin, St. Lucie and Indian River Counties in the State of Florida and has approximately $5.6 billion in assets. BankAtlantic's activities include: (i) attracting checking and savings deposits from the public and general business customers, (ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties, and
(iv) making other investments in mortgage-backed securities, tax certificates and other securities. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

     Levitt Companies owns Core Communities, LLC ("Core Communities"), a developer of master planned residential, commercial and industrial communities in Florida and Levitt and Sons, a developer of single-family home communities, condominiums and rental apartment complexes. Levitt Companies also has several other real estate joint venture investments in South Florida.

     Ryan Beck provides a full range of investment banking, brokerage and investment management services. Ryan Beck conducts capital market activities primarily focused on the financial services and municipal sectors. These activities include investment banking, trading, research and institutional sales. Ryan Beck also operates retail-oriented brokerage, conducting such activities on behalf of high net worth individuals.

BUSINESS SEGMENTS

     We are a diversified financial services holding company that provides a full line of products and services encompassing consumer and commercial banking; real estate construction and development and brokerage and investment banking. Management reports our results of operations through six segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. Levitt Companies is our real estate construction and development segment, Ryan Beck is our brokerage and investment banking segment, and the Parent Company is our acquisition finance and equity investments segment.

BANK INVESTMENTS

     The Bank Investments segment manages the investments in BankAtlantic's securities portfolios as well as wholesale and retail residential lending activities. BankAtlantic's securities portfolios include securities available for sale, investment securities and tax certificates. Additionally, this segment also handles BankAtlantic's residential loan portfolio.

     Securities Available for Sale - Securities available for sale consist of mortgage-backed securities, treasury notes and real estate mortgage investment conduits ("REMIC"). Our securities portfolio serves as a source of liquidity while providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon current assessment of the economy, the interest rate environment and our liquidity needs.

     Investment Securities Held to Maturity and Tax Certificates - Investment securities held to maturity consist of adjustable rate mortgage-backed securities issued by government agencies. These securities have minimal credit and interest rate risk due to the government agency guarantee of the principal balance and periodic interest rate adjustments.

     Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. Our experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two year period. Other than in Florida and Georgia, we have no significant concentration of tax certificate holdings in any one taxing authority.

     The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):


                                         U.S.                                       Corporate
                                       Treasury                      Mortgage-         Bond                        Weighted
                                         and            Tax           Backed            and                         Average
                                       Agencies     Certificates     Securities        Other           Total         Yield
                                      ---------     ------------    -----------     ----------      ------------   --------
December 31, 2001
Maturity: (1)
  One year or less                   $    5,819     $  103,121    $         39    $         0       $    108,979     10.32%
  After one through five years                0         40,956             243            262             41,461     10.70
  After five through ten years                0              0          13,060              0             13,060      3.96
  After ten years                             0              0       1,071,434              0          1,071,434      5.84
                                      ---------      ---------     -----------     ----------        -----------     -----
Fair values (2)                      $    5,819     $  144,077    $  1,084,776    $       262       $  1,234,934      6.37%
                                      =========      =========     ===========     ==========        ===========     =====
Amortized cost (2)                   $    5,819     $  144,077    $  1,063,949    $       250       $  1,214,095      6.59%
                                      =========      =========     ===========     ==========        ===========     =====
Weighted average yield based
  on fair values                           1.07%         10.76%           5.82%         5.56%              6.37%
Weighted average maturity             .01 years      2.0 years     23.53 years     3.67 years        20.90 years
                                      ---------      ---------     -----------     ----------        -----------
December 31, 2000
Fair values (2)                      $    5,945     $  122,352    $  1,050,052    $       250       $  1,178,599      6.90%
                                      =========      =========     ===========     ==========        ===========     =====
Amortized cost (2)                   $    5,945     $  122,352    $  1,056,470    $       250       $  1,185,017      6.43%
                                      =========      =========     ===========     ==========        ===========     =====
December 31, 1999
Fair value  (2)                      $   30,624     $   91,576    $    767,372          2,093       $    891,665      6.80%
                                      =========      =========     ===========     ==========        ===========     =====
Amortized cost  (2)                  $   30,632     $   91,576    $    813,127          2,322       $    937,657      6.47%
                                      ---------      ---------     -----------     ----------        -----------     -----

(1) Maturities are based on contractual maturities. Tax certificate maturities are based on historical repayment experience and BankAtlantic's charge-off policies since tax certificates do not have contractual maturities.

(2) Equity securities held by the parent company with a cost of $33.4 million, $35.0 million and $37.5 million and a fair value of $43.4 million, $48.4 million and $39.6 million at December 31, 2001, 2000 and 1999 respectively, were excluded from the above table.

     A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and held to maturity and available for sale securities follows (in thousands):

                                                                        December 31, 2001
                                                  ----------------------------------------------------------------
                                                                      Gross             Gross
                                                   Amortized       Unrealized         Unrealized        Estimated
                                                      Cost         Appreciation       Depreciation      Fair Value
                                                  ------------     -------------      ------------      ----------
Tax certificates and investment securities:
  Cost equals market                             $     144,077      $          0    $            0    $    144,077
Mortgage-backed securities held to maturity:
  Market over cost                                     196,359             5,878                 0         202,237
  Cost over market                                      68,074                 0               126          67,948
Investment securities available for sale:
  Cost equals market                                    29,631                 0                 0          29,631
  Market over cost                                       7,016            10,322                 0          17,338
  Cost over market                                       2,867                 0               352           2,515
Mortgage-backed securities available for sale:
  Market over cost                                     706,415            15,561                 0         721,976
  Cost over market                                      93,101                 0               486          92,615

                                                  ------------       -----------     -------------      ----------
          Total                                  $   1,247,540      $     31,761    $          964    $  1,278,337
                                                  ============       ===========     =============       =========

     RESIDENTIAL LOANS - We purchase residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, we review the seller's underwriting policies and subject certain of the individual loans to an additional credit review. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. We set guidelines for loan purchases relating to: loan amount, type of property, state of residence, loan-to-value ratios, borrower's sources of funds, appraisal, and loan documentation. We also originate residential loans, primarily CRA loans. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

COMMERCIAL BANKING

     The Commercial Banking segment provides a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans, and trade finance lending. This segment also provides letters of credit and standby letters of credit to corporate customers.

     Commercial Real Estate - Commercial real estate loans normally are secured by property located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area in Florida. Commercial real estate loans typically are based on a maximum of 75% of the collateral's appraised value and require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan we consider the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. We generally require that these loans be guaranteed by one or more of the principals of the borrowing entity. Loans to and investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan to value ratio, and guarantees of the principals may not be required.

     Commercial Business - Commercial business loans are generally made to medium size companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. We make both secured and unsecured loans, although the majority of these loans are on a secured basis. New commercial business loans are typically secured by the accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime-based. These loans typically are originated for terms ranging from one to five years. We also provide trade financing for local commercial customers who are exporting primarily to Latin America utilizing risk mitigation guarantees and credit insurance programs. Trade finance loans have rates tied to prime and generally have maturities of one year or less.

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

     DISCONTINUED LINES OF BUSINESS - During 2001, based on an evaluation of the performance of our loan products we discontinued the origination of international loans to correspondent financial institutions and lease financing.

     International lending to correspondent financial institutions - We have lent to correspondent financial institutions in Latin America, including pre-export financing and advances on letters of credit. These loans have rates tied to either prime or LIBOR and generally have maturities of one year or less. At December 31, 2001 $1.4 million of such loans remained outstanding.

     Lease Financing - We have leased or financed trucks and manufacturing and construction equipment to businesses. The leases are secured by the acquired equipment and are originated with terms ranging from two to five years. The lease interest component is at a fixed rate. During 2001 we discontinued lease financing. Lease financing is considered sub-prime lending and generally has a higher degree of risk than loans in our portfolio. These leases are more likely to be adversely impacted by unfavorable economic conditions and are highly dependent on the success of the business and the credit worthiness of the principals. At December 31, 2001, $55 million of such leases remained outstanding.

COMMUNITY BANKING

     The Community Banking segment offers a diverse range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending. The above loans are originated by business bankers through our branch network. This segment also administers our ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

     Small Business - Small business loans are generally made to companies located primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area in Florida. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million. These loans are originated with maturities primarily ranging from one to three years or on demand. Lines of credit are due upon demand. These loans typically have either fixed or variable prime based interest rates.

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

UNDERWRITING AND CREDIT MANAGEMENT

     We have a centralized underwriting area that establishes policies and procedures for all of our segments and their related products. We are exposed to the risk that borrowers or counter-parties may default on their obligations to us. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk and we monitor the application of these policies and procedures throughout the Company.

     The Chief Credit Officer works with lending officers and various other line personnel who conduct activities involving credit risk and is involved in the implementation, refinement and monitoring of credit policies and procedures.

     We attempt to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. The creditworthiness of individual borrowers or counter-parties is analyzed by credit personnel, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

     For products in the commercial banking division we evaluate a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. Commercial real estate and commercial and syndicated business loans of $1.0 million to $5.0 million require Senior Loan Committee approval and Major Loan Committee ratification. Commercial loans over $5.0 million require the approval of our Major Loan Committee. The Major Loan Committee consists of: the Chief Executive Officer; the Vice Chairman; the Chief Credit Officer; the Executive Vice President of Commercial Lending; and certain other officers of BankAtlantic. The Senior Loan Committee includes members of our executive management.

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

     An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining on a regular basis risk assessments for credit exposure and overall compliance with policy. This group meets monthly to receive an update on the status of small business, commercial real estate and commercial business classified loans. The committee discusses the progress of individual credits, monitors compliance with lending policies and may upgrade or downgrade the risk grades of specific loans.

     Our primary credit exposure is focused in our loan and lease portfolio, which totaled $2.8 billion and $2.9 billion at December 31, 2001 and 2000, respectively.

Loans and leases receivable composition at the dates indicated was (in thousands):

                                                            As of December 31,
                                     -------------------------------------------------------------------
                                           2001                   2000                      1999
                                     ------------------     -------------------       ------------------
                                      Amount     Percent       Amount    Percent         Amount   Percent
                                     ------------------     -------------------       ------------------
Loans receivable:
Real estate loans:
  Residential real estate           $1,111,775    40.07%   $1,316,062     46.14%   $1,188,092      44.39%
  Construction and                   1,122,628    40.47       937,881     32.88       634,382      23.71
development
  Commercial real estate               522,006    18.82       369,282     12.95       312,014      11.66
  Small   business  -  real estate      43,196     1.56        28,285      0.99        22,241       0.83
Other loans:
  Second mortgage - direct             166,531     6.00       124,859      4.38        85,936       3.21
  Second mortgage -indirect              2,159     0.08         4,020      0.14         5,325       0.20
  Commercial business                   76,146     2.74        86,194      3.02       188,040       7.03
  Small business - non-mortgage         59,041     2.13        69,325      2.43        93,442       3.49
  Lease finance                         54,969     1.98        75,918      2.66        43,436       1.62
  Due from foreign banks                 1,420     0.05        64,207      2.25        51,894       1.94
  Consumer - other direct               25,811     0.93        33,036      1.16        35,508       1.33
  Consumer - other indirect             23,241     0.84        58,455      2.05       120,184       4.49
Loans held for sale:
  Residential real estate                4,757     0.17             0      0.00       220,236       8.23
  Syndication loans                     40,774     1.47        80,016      2.80             0       0.00
                                     ---------   ------     ---------    ------    ----------     ------
   Total                             3,254,454   117.31     3,247,540    113.85     3,000,730     112.13
                                     ---------   ------     ---------    ------    ----------     ------
Adjustments:
Undisbursed portion of loans
  in process                           434,166    15.65       344,390     12.07       286,608      10.71
Unearned discounts (premiums)            1,470     0.05         3,675      0.13        (6,420)     (0.24)
Allowance for loan losses               44,585     1.61        47,000      1.65        44,450       1.66
                                     ---------   ------     ---------    ------     ---------     ------
   Total loans receivable, net      $2,774,233   100.00%   $2,852,475    100.00%   $2,676,092     100.00%
                                     =========   ======       =======    ======     =========     ======
Bankers acceptances                 $        5   100.00%   $    1,329    100.00%   $   13,616     100.00%
                                     =========   ======       =======    ======     =========     ======

                                                  As of December 31,
                                      ------------------------------------------
                                             1998                    1997
                                      -------------------   --------------------
                                       Amount     Percent     Amount     Percent
                                      -------------------   --------------------
Loans receivable:
Real estate loans:
  Residential real estate            $1,336,587    50.90%   $  811,770    42.44%
  Construction and development          439,418    16.74       325,951    17.04
  Commercial real estate                341,738    13.02       378,718    19.80
  Small   business  -  real estate       20,275     0.77        17,639     0.92
Other loans:
  Second mortgage - direct               60,403     2.30        65,810     3.44
  Second mortgage - indirect              8,032     0.31        12,461     0.65
  Commercial business                    91,591     3.49        41,858     2.19
  Small business - non-mortgage          98,543     3.75        13,757     0.72
  Lease finance                          25,055     0.95             0     0.00
  Due from foreign banks                 27,293     1.04        12,256     0.64
  Consumer - other direct                40,930     1.56        51,558     2.70
  Consumer - other indirect             212,571     8.10       204,689    10.70
Loans held for sale:
  Residential real estate               168,881     6.43       161,562     8.45
  Syndication loans                           0     0.00             0     0.00
                                      ---------   ------     ---------   ------
   Total                              2,871,317   109.36     2,098,029   109.69
                                      ---------   ------     ---------   ------
Adjustments:
Undisbursed portion of loans
  in process                            218,937     8.34       163,237     8.53
Unearned discounts (premiums)           (11,277)   (0.43)       (6,378)   (0.33)
Allowance for loan losses                37,950     1.45        28,450     1.49
                                      ---------   ------     ---------   ------
   Total loans receivable, net       $2,625,707   100.00%   $1,912,720   100.00%
                                      =========   ======     =========   ======
Bankers acceptances                  $    9,662   100.00%   $  160,105   100.00%
                                      =========   ======     =========   ======

INTEREST EXPENSE AND OVERHEAD ALLOCATIONS TO BANK OPERATION SEGMENTS

     Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items which are allocated to each Bank Operation segment by its pro-rata average assets. Items included in interest expense and overhead include interest expense on all interest bearing banking liabilities, and an allocation of back office and corporate headquarter operating expenses, net of deposit account fee income.

     Deposits - Our deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. We solicit deposits in our market areas through advertising and relationship banking activities primarily conducted through our sales force and branch network. Most of our depositors are residents of Florida at least part of the year. We have several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

     Federal Home Loan Bank ("FHLB") Advances - We are a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. Our advances are collateralized by a security lien against our residential loans, certain commercial loans and securities. In addition, we must maintain certain levels of FHLB stock for outstanding advances. We primarily use FHLB advances to fund our purchased residential loan portfolio.

     Securities Sold Under Agreements To Repurchase And Other Short Term Borrowings - Short term borrowings consist of securities sold under agreements to repurchase, federal funds borrowings and borrowings from the Federal Reserve Bank.

Securities sold under agreements to repurchase involves a sale of a portion of our current investment portfolio (usually MBS and REMIC's) at a negotiated rate and an agreement to repurchase the same assets on a specified date. We issue repurchase agreements to institutions and to our customers. These transactions are collateralized by securities in our investment portfolio. Customer repurchase agreements are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. We also have a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against our consumer loans.

LEVITT COMPANIES

     Levitt Companies is our real estate construction and development segment. Levitt Companies engages in real estate activities through Levitt and Sons, Core Communities and several investments in real estate projects in South Florida. Levitt and Sons, is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities own the unsold land and entitlements of the master planned community commonly known as St. Lucie West in St. Lucie County, Florida as well as two communities in the planning stages; Westchester in St. Lucie and Live Oak in Hillsborough County, Florida. Changes in the economic conditions of the area would have an impact on the operations of Levitt Companies.

     Levitt Companies' construction activity is summarized as follows:

                                                      At or for Year Ended
                                               December 31,          December 31,
Levitt and Sons                                    2001                  2000
                                             ------------------    ------------------
Pre-sold backlog                                         724                   703
Homes delivered and titled                               879                   620
Lot inventory (owned or optioned)                      1,761                 2,613
Average sale price of homes                         $200,031              $201,000
                                             ==================    ==================
Core Communities
In Acres:
  Inventory under development                          2,098                 1,066
  Inventory raw acreage                                2,032                 2,033
  Inventory sold in acres                                253                   145
                                             ==================    ==================

     The profitability of our real estate development activities will depend on our ability to acquire land at attractive prices and future real estate market conditions.

     Levitt Companies and its subsidiaries had outstanding indebtedness to unaffiliated financial institutions of $64 million at December 31, 2001, which was collateralized by Levitt Companies' assets. See Note 10 to the consolidated financial statements for further details regarding this indebtedness. Pursuant to the terms of the outstanding indebtedness, Levitt Companies is subject to restrictions on the payment of dividends to the Company. See Note 24 to the consolidated financial statements for a description of an adverse verdict entered against a joint venture in which a subsidiary of Levitt Companies is a partner.

RYAN BECK

     Ryan Beck is our brokerage and investment banking segment. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck offers a full-service, general securities brokerage business with investment and insurance products for retail and institutional clients. Ryan Beck also provides investment and wealth management advisory services; capital-raising and related advisory services; and a mergers and acquisitions consultation practice.

     As a registered broker-dealer with the Securities and Exchange Commission ("SEC"), Ryan Beck also offers a general securities business with extensive investment and research products for retail and institutional clients. The firm operates on a fully disclosed basis with its clearing firm, Credit Suisse First Boston. Clients consist primarily of:

     -  High net worth individuals,
     -  Financial institutions;
     - Institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors); and
     -  To a lesser extent, insurance companies and specialty finance companies.

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

     Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

     The majority of Ryan Beck's assets and liabilities are trading securities or securities sold not yet purchased. Trading securities and securities sold not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. Fair value is determined by market price quotations and volatility in either the stock or fixed income markets could result in an adverse change in our financial statements. Trading transactions as principal involve making markets in securities held in inventory to facilitate sales to and purchases from customers. As a result of this activity Ryan Beck may be required to hold securities during declining markets.

PARENT COMPANY

     The Parent Company segment operations include the costs of acquisitions, financing of acquisitions, goodwill amortization and impairment, contributions of capital to its subsidiaries and the ownership and management of a portfolio of public and private equity investments. Certain of the Company's affiliates, including certain of its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments. The Parent Company obtains its funds from issuances of equity securities, subordinated debentures, convertible subordinated debentures and subordinated investment notes as well as borrowings from unrelated financial institutions. These funds are utilized for additional investments in BankAtlantic, Levitt Companies, and Ryan Beck, as well as the purchase of equity investments. (See Management Discussion and Analysis "Related Party Transactions" for a further discussion on equity investments.)

EMPLOYEES

     Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs which are considered by management to be generally competitive with employee benefits provided by other major employers in its markets.

The Company's number of employees at the indicated dates were:

                              December 31, 2001           December 31, 2000
                            ---------------------       ----------------------
                              Full-        Part-         Full-         Part-
                              time         time          time          time
                            ---------     -------       --------      --------
BankAtlantic                   830          85              836         112

Levitt Companies               202          27              170          35
Ryan Beck                      300          13              272          18
                            ---------     -------       --------      --------

  Total                      1,332         125 1          1,278         165
                            =========     =======       ========      ========

     BankAtlantic added approximately 166 full time equivalent employees as a direct result of the Community Savings Bankshares, Inc. acquisition on March 22, 2002.

     On January 30, 2002, BankAtlantic announced a seven day banking initiative scheduled to begin on April 1, 2002. This initiative will include Saturday, Sunday and extended weekday branch banking and 24 hour call center access. Management anticipates that it will be necessary to employ a significant number of additional employees in connection with the implementation of the seven day banking initiative.

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

     Levitt Companies is engaged in the real estate development and construction industry. The business of developing and selling residential properties and planned communities is highly competitive and fragmented. Levitt Companies competes with numerous large and small builders on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price. Some competing builders have nationwide operations and substantially greater financial resources. Levitt Companies' products must also compete with re-sales of existing homes and available rental housing. In general, the housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new homes, including the availability and cost of labor and materials, changes in costs associated with home ownership, overbuilding, a surplus of available real estate offerings in the market or decreases in demand, changes in consumer preferences, demographic trends and the availability of mortgage financing.

     Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

     -  All of the member organizations of the New York Stock Exchange and NASD,
     -  Banks,
     -  Insurance companies,
     -  Investment companies, and
     -  Financial consultants.

REGULATION AND SUPERVISION

HOLDING COMPANY

     We are a unitary savings and loan holding company within the meaning of the Home Owner's Loan Act, as amended ("HOLA"). As such, we are required to register with the Office of Thrift Supervision ("OTS") and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us, and our non-savings bank subsidiaries, Levitt Companies and Ryan, Beck & Co. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

     HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings bank or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings bank, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings bank, the OTS must consider the financial and managerial resources and future prospects of the company and savings bank involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the QTL test. See "- Regulation of Federal Savings Banks - QTL Test" for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings bank or of a savings bank that meets the QTL test and is deemed to be a savings bank by the OTS and that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings bank holding company and its non-insured bank subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     Transactions between the Bank , including any of the Bank's subsidiaries, and us or any of the Bank's affiliates, are subject to various conditions and limitations. See "Regulation of Federal Savings Banks - Transactions with Related Parties." The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See '- "Regulation of Federal Savings Banks - Limitation on Capital Distributions."

THE BANK

GENERAL

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank, and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings banks, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF FEDERAL SAVINGS BANKS

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS there under. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of a bank's capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of a bank's assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of a bank's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or bank's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2001, the Bank's limit on loans to one borrower was $58.8 million. At December 31, 2001, the Bank's largest aggregate amount of loans to one borrower was $41.1 million and the second largest borrower had an aggregate balance of $40.8 million.

     QTL Test. HOLA requires a savings bank to meet a Qualified Thrift
Lending ("QTL") test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2001, the Bank maintained 82% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender. A savings bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986.

     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The OTS regulations also provide that the minimum leverage capital ratio, or core capital to total adjusted assets, under OTS regulations for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating is 3% and that the minimum leverage capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

     The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2001:

                          For the Year Ended December 31, 2001
                       ---------------------------------------------
                                    Minimum Capital
                       ---------------------------------------------            Well
                              Actual                Requirement              Capitalized
                       ---------------------------------------------     ----------------------
                          Amount     Ratio         Amount     Ratio         Amount      Ratio
                        ---------  ---------    ----------  ---------    ----------    -------
                                     (In thousands)
Tangible capital       $  346,057     8.02 %   $   64,707      1.50 %    $  64,707       1.50 %
Core capital              346,057     8.02        172,551      4.00        215,689       5.00
Risk-based capital        383,295    12.90        237,648      8.00        297,060      10.00

     The following is a reconciliation of generally accepted accounting principles (GAAP) capital to regulatory capital for the Bank at December 31, 2001:

                                                                          Risk-
                                        Tangible            Core          Based
                                         Capital           Capital       Capital
                                      --------------   --------------   -----------
                                                      (In thousands)
GAAP capital                         $      370,503   $      370,503    $   370,503
Non-allowable assets:
Other comprehensive income                   (8,292)          (8,292)        (8,292)
Goodwill                                    (16,154)         (16,154)       (16,154)
General valuation allowances                      0                0         37,238
                                      --------------   --------------   -----------
Regulatory capital                          346,057          346,057        383,295
Minimum capital requirement                  64,707          172,551        237,648
                                      --------------   --------------   -----------
Regulatory capital excess            $      281,350   $      173,506    $   145,647
                                      ==============   ==============   ===========

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings banks, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

     Under the OTS regulations governing capital distributions, certain savings banks are permitted to pay capital distributions during a calendar year that do not exceed the bank's net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the savings bank is in need of more than normal supervision or if it determines that a proposed distribution by a savings bank would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See " - Prompt Corrective Regulatory Action."

     Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio at December 31, 2001 was 17%.

     Assessments. Savings banks are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is based on the savings bank's total assets, including consolidated subsidiaries, as reported in the bank's latest quarterly Thrift Financial Report. The Bank's assessment expense during the year ended December 31, 2001 totaled $697,000.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state of the United States.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA performance evaluation. Regulations implementing the requirements under Gramm-Leach that insured depository institutions publicly disclose certain agreements that are in fulfillment of CRA became effective on April 1, 2001. We have no such agreements in place at this time.

     Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the BHCA as an affiliate for purposes of Sections 23A and 23B. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC
Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings bank's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. On October 1, 2001, the Bank made a special dividend to the Company of all the outstanding stock of Levitt Companies, and Levitt Companies thereupon became a subsidiary of the Company instead of the Bank. As a consequence, transactions between the Bank and Levitt Companies became subject to the regulations and statutes described above and in connection with the transaction the OTS issued a "no action" letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit ("Levitt Loans") from the Bank to Levitt. In addition, the Bank agreed that it would not engage in any covered transactions with any affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, falls below twenty percent of the Bank's capital stock and surplus.

     The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB") thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

     Enforcement. Under the Federal Deposit Insurance Act ("FDI Act"), the
OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or are likely to cause a more than a minimal loss or other significant adverse effect on an insured savings bank.

     Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

     Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (a) are secured by real estate or (b) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the bank and the nature and scope of its real estate lending activities.

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks. For this purpose, a savings bank would be placed in one of five categories based on the bank's capital. Generally, a savings bank is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See "- Capital Requirements."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized bank and to restrict the asset growth, acquisitions, branching, and new lines of business of such a bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the OTS may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository bank. When appropriate, the OTS can require corrective action by a savings bank holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken, it could have an adverse effect upon the earnings of the Bank.

     Privacy and Security Protection. The OTS has recently adopted regulations implementing the privacy protection provisions of Gramm-Leach. The regulations, which require each financial institution to adopt procedures to protect customers' and customers' "non-public personal information" became effective November 13, 2000. The Bank has a privacy protection policy which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program. The new regulation became effective on July 1, 2001. We do not believe that these regulations will have a material impact upon our operations.

     Insurance Activities. As a federal savings bank, we are generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to Gramm-Leach prohibit depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulation also requires prior disclosure of this prohibition to potential insurance product or annuity customers.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of
Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2001, of $56.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $3.7 million during the year ended December 31, 2001. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $5.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

FEDERAL SECURITIES LAWS

     Our Class A Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

LEVITT COMPANIES

     Homes, residential communities and commercial developments built by Levitt Companies and its subsidiaries must comply with state and local laws and regulations relating to, among other things, zoning, environmental matters, treatment of waste, construction materials which must be used, sales, density requirements, building design and minimum elevation of properties. These include laws requiring use of construction materials which reduce the need for energy-consuming heating and cooling systems and to better withstand hurricanes. These laws and regulations are subject to frequent change and often increase construction costs. In some cases, there are laws which require that commitments to provide roads and other offsite infrastructure be in place prior to the commencement of new construction. These laws and regulations are usually administered by individual counties and municipalities and may result in fees and assessments or building moratoriums. In addition, certain new development projects are subject to assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial. Compliance with these regulations has extended the time required to market projects by prolonging the time between the initiation of projects and the commencement and completion of construction. Levitt Companies is currently in various stages of securing governmental approvals for its development and homebuilding projects. Delay or inability to obtain all required approvals for a project could have a material adverse effect on the marketability or profitability of a project.

     The residential homebuilding and commercial construction industry also is subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. Environmental laws and conditions may result in delays, may cause Levitt Companies to incur substantial compliance and other costs, and can prohibit or severely restrict building activity in environmentally sensitive regions or areas.

RYAN, BECK & CO., LLC

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

     Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2001, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, recordkeeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

     Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-dealers could also be affected by rules and regulations which impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

     As a broker-dealer, Ryan Beck is required by federal law to belong to, and is a member of, the Securities Investor Protection Corp. ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for securities held in client accounts held by the firm of up to $500,000 per client, subject to a limitation of $100,000 for claims of cash balances. SIPC is funded through assessments on registered broker-dealers

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE and the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. At December 31, 2001, Ryan Beck was in compliance with all applicable capital requirements.

     Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the SEC as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business
Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company was required to adopt the provisions of Statement 141 immediately and adopted Statement 142 on January 1, 2002.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

     As of December 31, 2001, the Company had unamortized goodwill in the amount of $39.9 million with annual amortization of approximately $4.0 million which ceased upon the adoption of Statement No. 142. The Company is currently evaluating the transitional goodwill impairment criteria of Statement No. 142 and is not able to estimate the impact, if any, that Statement No. 142 may have on the recorded goodwill. The impairment, if any, will have to be identified by June 30, 2002 and measured and recorded by the Company no later than December 31, 2002. The impairment adjustment, if any, will be recognized as a cumulative effect of a change in accounting principle in the results for the first quarter of 2002.

     On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes that Statement 143 will not have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

     The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management believes that the potential impact of Statement 144 will not have a material impact on the Company's consolidated financial statements.

                               ITEM 2. PROPERTIES

     The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida 33304. In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations. The following table sets forth owned and leased branch offices at December 31, 2001:

                                                                                                             Wal*Mart (1)
                                       Miami-Dade         Broward         Palm Beach        Tampa Bay        Superstores
                                     ---------------   --------------   ---------------   ---------------   ----------------

Owned full-service branches                 4               10                10                 3                  0
Leased full-service branches                8               12                 3                 4                  4
                                     ---------------   --------------   ---------------   ---------------   ----------------

  Total full-service branches              12               22                13                 7                  4
                                     ===============   ==============   ===============   ===============   ================

  Lease expiration dates               2002-2005         2002-2009        2003-2006         2002-2003          2002-2006
                                     ===============   ==============   ===============   ===============   ================

(1) BankAtlantic expects to sell or close down the remaining four Wal*Mart Superstore branches during 2002.

     BankAtlantic also maintains two ground leases in Broward County expiring between 2002 - 2072.

     Levitt Companies leases administrative space. The leases expire in 2004 - 2005.

     Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                                    Lease
    Locations                     Expiration
----------------------------------------------
New Jersey                       2003 - 2007
New York                         2002 - 2007
Pennsylvania                            2005
Florida                          2002 - 2004
Massachusetts                           2004

     Community Savings operated 21 branch locations in Palm Beach, Martin,
St. Lucie and Indian River Counties in Florida. Community Savings owned 19 of these branches. The remaining two branches are leased with leases expiring in 2002 and 2004. In addition to its branches, Community Savings owned two buildings which house back office operations and land for three possible future branch sites.

                            ITEM 3. LEGAL PROCEEDINGS

     The following is a description of certain lawsuits other than ordinary routine litigation incidental to BankAtlantic's business to which the Company or BankAtlantic is a party:

Smith & Company, Inc., Plaintiff vs. Levitt-Ansca Towne Partnership, Bellaggio By Levitt Homes, Inc., et al., Defendants/Counter-Plaintiffs vs. Smith & Company, Inc. and The American Home Assurance Company, filed in the Circuit Court of Florida, Palm Beach County, Fifteenth Circuit, Case No. CL00-12783 AF. On December 29, 2000, Smith & Company, Inc. ("Smith") filed this action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees is estimated to be approximately $2.6 million. The Partnership has filed several post-trial motions and intends to vigorously pursue those motions and all available appeals.

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     On May 24, 2001 the Company amended its articles of incorporation to grant voting rights to holders of its Class A Common Stock, make the Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Class A Common Stock and Class B Common Stock. As a consequence of the amendment, Class A shareholders are entitled to one vote per share, which in the aggregate will represent 53% of the combined voting power of the Class A Common Stock and the Class B Common Stock. Class B Common Stock represents the remaining 47% of the combined vote. BFC Financial Corporation ("BFC") currently owns 100% of our Class B Common Stock. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which is one-half of the number of shares it now owns). Prior to the above amendment the Class A Common Stock and the Class B Common Stock had substantially identical terms except that (i) the Class B Common Stock was entitled to vote while the Class A Common Stock had no voting rights other than those which were required by Florida law and (ii) the Class A Common Stock was entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock.

     The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "BBX". In August 2000, a corporate transaction was effected which resulted in the retirement of all publicly held Class B Common Stock and the subsequent de-listing of the Class B Common Stock from the NASDAQ National Market. Subsequent to this corporate transaction BFC became the sole holder of the Company's Class B Common Stock. For additional information about the corporate transaction see Note 11 of the consolidated financial statements.

     On March 13, 2002, there were approximately 1,081 record holders and 53,308,553 shares of the Class A Common Stock issued and outstanding. In addition, there were 4,876,124 shares of Class B Common Stock outstanding at March 13, 2002.

     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock
Exchange:

                                                          Class A Common
                                                            Stock Price
                                                     --------------------------
                                                       High             Low
-------------------------------------------------------------------------------
For the year ended December 31, 2001........       $  11.25       $    3.69
   Fourth quarter...........................          10.38            7.68
   Third quarter............................          11.25            8.35
   Second quarter...........................           9.00            5.92
   First quarter............................           6.57            3.69
-------------------------------------------------------------------------------

For the year ended December 31, 2000........       $   5.50       $    3.00
   Fourth quarter...........................           4.56            3.50
   Third quarter............................           4.50            3.00
   Second quarter...........................           4.75            3.44
   First quarter............................           5.50            3.75
-------------------------------------------------------------------------------

     On July 3, 1996, the Company consummated a public offering of $57.5 million aggregate principal amount of 6 3/4% Convertible Subordinated Debentures due July 1, 2006 (the "6 3/4% Debentures"). The 6 3/4% Debentures were convertible into shares of Class A Common Stock at an exercise price of $5.70 per share. The Company's 6 3/4% Debentures were quoted on the Nasdaq SmallCap Market under the symbol "BANCG". In August 2001 the Company called for redemption all of the outstanding 6-3/4% Debentures and all but $251,000 principal amount were converted prior to the redemption date. The unconverted 6-3/4% Debentures were redeemed.

     On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007, ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A Common Stock at an exercise price of $11.25 per share. The Company's 5 5/8% Debentures are quoted on the Nasdaq SmallCap Market under the symbol "BANCH". On December 31, 2001, $46.1 million aggregate principal amount of 5 5/8% Debentures were outstanding. See
Note 10 of the consolidated financial statements for additional information concerning the purchase of the 5 5/8% Debentures by the Company.

     The following table sets forth, for the periods indicated, the high and low sale prices for the 5 5/8% Debentures as reported by the Nasdaq SmallCap Market.

                                                       High        Low
-----------------------------------------------------------------------
For the year ended December 31, 2001             $   106.50  $   67.00
Fourth quarter..........................             102.50      92.00
Third quarter...........................             106.50      91.00
Second quarter..........................              94.00      75.00
First quarter                                         79.50      67.00
-----------------------------------------------------------------------

For the year ended December 31, 2000             $    74.00  $   60.25
Fourth quarter..........................              74.00      66.50
Third quarter...........................              71.00      63.75
Second quarter..........................              69.00      61.00
First quarter                                         71.25      60.25

     See "Regulation and Supervision Limitation on Capital Distributions" and "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. In addition, certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002.

The cash dividends paid by the Company were as follows:

                                                 Cash Dividends Per      Cash Dividends Per
                                                  Share of Class B        Share of Class A
                                                    Common Stock            Common Stock
-------------------------------------------------------------------------------------------
Fiscal year ended December 31, 2001           $        0.1100         $        0.1123
Fourth quarter.......................                  0.0290                  0.0290
Third quarter........................                  0.0290                  0.0290
Second quarter.......................                  0.0290                  0.0290
First quarter........................                  0.0230                  0.0253
-------------------------------------------------------------------------------------------

Fiscal year ended December 31, 2000           $        0.0920         $        0.1012
Fourth quarter.......................                  0.0230                  0.0253
Third quarter........................                  0.0230                  0.0253
Second quarter.......................                  0.0230                  0.0253
First quarter........................                  0.0230                  0.0253
-------------------------------------------------------------------------------------------

Fiscal year ended December 31, 1999           $        0.0881         $        0.0970
Fourth quarter.......................                  0.0230                  0.0253
Third quarter........................                  0.0217                  0.0239
Second quarter.......................                  0.0217                  0.0239
First quarter........................                  0.0217                  0.0239

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                               For the Years Ended December 31,
                                                 ---------------------------------------------------------------------------
(In thousands except share and per share data)        2001            2000           1999            1998          1997
                                                 --------------   ------------   ------------   -------------   ------------
Income Statement

Total interest income                           $       325,618   $    327,891   $    285,937   $    254,138    $    210,554

Total interest expense                                  187,599        210,012        168,671        151,853         116,024
                                                 --------------    -----------    -----------    -----------     -----------
Net interest income                                     138,019        117,879        117,266        102,285          94,530

Provision for loan losses                                16,905         29,132         30,658         21,788          11,268

Gains on sales of securities, net                         3,597          2,226          1,928          1,207           4,830

Other non-interest income                               119,676        113,938         98,141         55,673          28,536

Impairment of goodwill                                    6,624              -              -              -               -

Other non-interest expense                              183,752        177,207        139,779        120,665          77,722
                                                 --------------    -----------    -----------    -----------     -----------
Income before income taxes, discontinued
  operations, extraordinary items and
  cumulative effect of a change in accounting
  principle                                              54,011         27,704         46,898         16,712          38,906

Provision for income taxes                               22,736         11,607         18,106          6,526          15,248
                                                 --------------    -----------    -----------    -----------     -----------
Income from continuing operations
                                                         31,275         16,097         28,792         10,186          23,658

Income (loss) from discontinued operations,                   -            669          2,077        (18,220)          4,111
  net of tax
                                                 --------------    -----------    -----------    -----------     -----------
Income (loss) before extraordinary items
  and cumulative

  effect of a change in accounting principle             31,275         16,766         30,869         (8,034)         27,769

Extraordinary items, net of tax                            (253)         7,948              -              -               -

Cumulative effect of a change in accounting               1,138              -              -              -               -
  principle
                                                 --------------    -----------    -----------    -----------     -----------
Net income (loss)                               $        32,160   $     24,714   $     30,869   $     (8,034)   $     27,769
                                                 --------------    -----------    -----------    -----------     -----------
Performance ratios
Return on average assets  (3)                              0.67%          0.37           0.72%          0.28%           0.86%
Return on average equity  (3)                             10.28           6.31          11.68           4.39           14.85

Per Class A common share data (4)

Diluted earnings from continuing operations     $      N/A        $       0.38   $       0.59   $       0.25    $       0.58
Earnings (loss) from discontinued operations           N/A                0.01           0.03          (0.45)           0.09
Earnings from extraordinary items                      N/A                0.15           0.00           0.00            0.00
                                                 --------------    -----------    -----------    -----------     -----------
Diluted earnings (loss) per share               $      N/A        $       0.54   $       0.62   $      (0.20)   $       0.67
                                                 --------------    -----------    -----------    -----------     -----------
Per common share data (4)
Diluted earnings per share before
  discontinued operations extraordinary
  items and cumulative effect of a change
  change in accounting principle                $          0.63   $   N/A        $   N/A        $      N/A      $   N/A
Diluted earnings per share from discontinued
  operations                                               0.00       N/A            N/A               N/A          N/A
Diluted earnings per share from
  extraordinary items                                      0.00       N/A            N/A               N/A          N/A
Diluted earnings per share from cumulative
  effect of a change
  in accounting principle                                  0.02       N/A            N/A               N/A          N/A
                                                 --------------    -----------    -----------    -----------     -----------
Diluted earnings per share                      $          0.65   $   N/A        $   N/A        $      N/A      $   N/A
                                                 --------------    -----------    -----------    -----------     -----------
Cash dividends declared per common share
  Class A                                       $         0.112   $      0.101   $      0.970   $      0.094    $      0.082
Cash dividends declared per common share
  Class B                                                 0.110          0.092          0.088          0.085           0.074
Book value per share                                       7.50           6.80           5.53           5.63            5.59

Tangible book value per share                              6.82           5.44           4.27           4.33            4.89
Balance Sheet (at year end)
Loans and leases, net (1)                       $     2,774,238   $  2,853,804   $  2,689,708   $  2,635,369    $  2,072,825
Securities                                            1,340,881      1,266,186        954,932        679,336         667,770
Total assets                                          4,654,486      4,617,300      4,159,901      3,788,975       3,064,480
Deposits                                              2,276,567      2,234,485      2,027,892      1,925,772       1,763,733
Securities sold under agreements to
  repurchase and other short term
  borrowings                                            467,070        669,202        429,123        180,593          61,216
Other borrowings (2)                                  1,312,208      1,337,909      1,401,709      1,296,436         952,057
Stockholders' equity                                    435,673        248,821        235,886        240,440         207,171
Asset quality ratios
Non-performing assets, net of reserves, as
  a percent of total loans, tax certificates
  and real estate owned                                    1.11%          0.89%          1.40%          1.15%           1.33%
Loan loss allowance as a percent of  non
 -performing loans                                       119.67         248.35         136.17         157.97          150.83
Loan loss allowance as a percent of  total
  loans                                                    1.58           1.62           1.63           1.42            1.35
Capital ratios for BankAtlantic:
Total risk based capital                                  12.90%         11.00%         13.30%         13.92%          18.64%
Tier I risk based capital                                 11.65           9.74          12.04          12.67           17.38
Leverage                                                   8.02           6.66           7.71           8.48           11.12

(1) Includes $5.0 thousand, $1.3 million, $13.6 million, $9.7 million and $160.1 million of banker's acceptances in 2001, 2000, 1999, 1998 and 1997.
(2) Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Company's junior subordinated debentures.
(3)   Restated for continuing operations.
(4) In prior periods our capital structure included a dividend premium for our Class A common shareholders. As a consequence of the dividend structure we used the two-class method to calculate our earnings per share. During the 2001 second quarter our shareholders voted to equalize the dividend payable on the Class A and Class B Common Stock. As a result as of January 1, 2001 we no longer use the two-class method to calculate our earnings per share.

             ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

SUBSEQUENT EVENT

     On January 29, 2002, the Company announced anticipated results of operations for the year ended December 31, 2001 of $33.8 million or $0.69 diluted earnings per share. Subsequent to that date, on March 7, 2002 an adverse verdict was reached in a jury trial against a joint venture in which a subsidiary of Levitt Companies is a partner and the subsidiary, which owns the land that is being developed. Based on its partnership interest, Levitt Companies' potential portion of the liability is approximately $1.7 million after income taxes or approximately $0.04 per diluted share. While Levitt Companies intends to vigorously appeal the verdict, under applicable accounting principles, a provision for the verdict was made effective December 31, 2001. After giving effect to the provision, BankAtlantic Bancorp results for the quarter ended December 31, 2001 were $10.5 million or $0.19 diluted earnings per share and $32.2 million for the year or $0.65 diluted earnings per share.

OVERVIEW

     Income before discontinued operations, extraordinary items and cumulative effect of a change in accounting principle increased by 94% from 2000. The increased earnings primarily resulted from significant improvements in net interest income and the provision for loan losses as well as higher earnings associated with our real estate subsidiary, Levitt Companies. The above improvements in earnings were partially offset by a goodwill impairment charge related to our leasing subsidiary, Leasing Technology, Inc. ("LTI"), lower earnings linked to our investment banking subsidiary, Ryan Beck, and higher compensation, data processing and consulting expenses associated with our banking operations.

     Net interest income increased by 17% from 2000. The improvement in net interest income primarily resulted from the rapid decline in interest rates during the year ended December 31, 2001 as interest-bearing liabilities re-priced more rapidly than interest earnings assets. Net interest income also improved due to interest earning asset growth. We experienced growth in all categories of interest earning assets associated with loan originations and securities purchases.

     The provision for loan losses declined by 42% from 2000. The decrease reflects decisions made in prior periods to strengthen our underwriting process and discontinue loan products which had experienced adverse delinquency trends. As a consequence of these decisions we discontinued the origination of indirect consumer loans, syndication loans and lease financings and completely overhauled the small business loan underwriting process. These four categories had given rise to over 92% of net charge-offs since December 31, 1998.

     Gains on securities transactions increased by 62% from 2000. Securities transaction gains during 2001 primarily resulted from the sales of equity securities and mortgage-backed securities partially offset by write-downs associated with other-than-temporary declines in the value of equity securities held at the parent company level. Securities transaction gains during 2000 were primarily related to sales of equity securities and unrealized gains on forward contracts.

     Other non-interest income increased by 5% from 2000. The increase largely related to gains on real estate sales associated with the construction and development activities of Levitt Companies, sales of assets and higher customer transaction fees. These gains were partially offset by lower investment banking revenues. The improved sales at Levitt Companies resulted from higher revenues from land sales to developers and a 42% growth in home sales to individuals during the year ended December 31, 2001. Investment banking revenues declined by 22% due to a substantial reduction in underwriting and consulting fees as well as lower commissions from equity and mutual fund sales.

     Non-interest expense increased by 7% from 2000. The increase primarily resulted from a $6.6 million goodwill impairment charge, a $2.6 million litigation accrual and higher compensation expense. The higher compensation expense was due to increased real estate development activities at Levitt Companies and higher salaries, employee benefits and compensation expenses associated with banking operations. The litigation accrual relates to a March 2002 jury verdict entered against a partnership in which a subsidiary of Levitt Companies is a 50% partner. The higher compensation expense was partially offset by lower restructuring charges and impairment write-downs. The restructuring charges and impairment write-downs were associated with a decision to exit in-store branches during the year ended December 31,

2001 and the restructuring charges and impairment write-downs during the same 2000 period were associated with a strategic decision to terminate our ATM relationships with certain retailers.

     During the year ended December 31, 2001 we recorded a $253,000 (net of taxes) extraordinary loss from the early retirement of our subordinated investment notes. We also recorded $1.1 million (net of tax) of income related to the cumulative effect of a change in accounting principle related to the implementation of Financial Accounting Standards Board Statement Number 133 "Accounting for Derivative Instruments and Hedging Activities". During the year ended December 31, 2000 we recognized a $669,000 gain (net of tax) from discontinued operations associated with the sale of a facility used in our mortgage servicing business and recorded a $7.9 million (net of tax) extraordinary gain from the early retirement of a portion of our convertible debentures.

RESULTS OF OPERATIONS

Net Interest Income
         The following table summarizes net interest income before capitalized interest expense:

                                                                             For the Years Ended
                                           December 31, 2001                   December 31, 2000
(Dollars in thousands)                Average      Revenue/     Yield/     Average      Revenue/   Yield/
----------------------
                                      Balance      Expense       Rate      Balance      Expense     Rate
                                    ----------    --------     ------    ----------    ---------   -------
Interest earning assets
 Loans: (a)
 Residential real estate           $ 1,327,571   $ 94,199       7.10%   $ 1,372,034    $ 100,178      7.30%
 Commercial real estate              1,107,671     93,569       8.45        861,483       82,475      9.57
 Consumer                              210,813     17,296       8.20        226,515       21,809      9.63
 International                          32,831      2,518       7.67         51,860        4,145      7.99
 Lease financing                        69,240      8,835      12.76         57,649        8,260     14.33
 Commercial business                   166,689     12,850       7.71        193,067       18,053      9.35
 Small business                         73,835      7,797      10.56        102,748       11,461     11.15
                                    ----------    -------      -----     ----------      -------    ------
Total loans                          2,988,650    237,064       7.93      2,865,356      246,381      8.60
                                    ----------    -------      -----     ----------      -------    ------
Securities available for sale          886,832     52,813       5.96        829,608       50,799      6.12
(b)
                                    ----------    -------      -----     ----------      -------    ------
Investment securities (c)              455,209     35,720       7.85        341,678       28,921      8.46
Federal funds sold                         564         21       3.72            629           40      6.36
                                    ----------    -------      -----     ----------      -------    ------

Total investment securities            455,773     35,741       7.84        342,307       28,961      8.46
                                    ----------    -------      -----     ----------      -------    ------
Total interest earning assets        4,331,255    325,618       7.52%     4,037,271      326,141(e)   8.08%
                                    ----------    -------      -----     ----------      -------    ------
Non-interest earning assets
Total non-interest earning assets       364,164                              356,107
                                    -----------                          ----------
Total assets                       $ 4,695,419                          $ 4,393,378
                                    ===========                          ===========
Interest bearing liabilities
Deposits:
 Savings                           $   102,996  $   1,451       1.41%   $    99,545    $   1,268      1.27%
 NOW, money funds and checking         757,922     20,241       2.67        692,680       26,156      3.78
 Certificate accounts                1,182,094     63,976       5.41      1,119,319       64,299      5.74
                                    ----------    -------      ------    ----------      -------    -------
Total interest bearing deposits      2,043,012     85,668       4.19      1,911,544       91,723      4.80
                                    ----------    -------      ------    ----------      -------    -------
Securities sold under
agreements to repurchase
 and federal funds
 purchased                             596,463     24,270       4.07        563,178       34,617      6.15
Advances from FHLB                   1,077,876     60,472       5.61      1,031,255       61,331      5.95
Subordinated debentures and
notes payable                          189,736     15,741       8.30        221,242       21,631      9.78
Trust preferred securities (f)          74,750      7,197       9.63         74,750        7,197      9.63
                                    ----------    -------      ------    ----------      -------    -------
Total interest bearing               3,981,837    193,348(d)    4.86      3,801,969      216,499(d)   5.69
liabilities
                                    ----------    -------      ------    ----------      -------    -------
Non-interest bearing
liabilities
Demand deposit and escrow              277,254                              253,456
accounts Other liabilities             132,111                               82,732
                                    ----------                           ----------
  Total non-interest bearing           409,365                              336,188
liabilities
                                    ----------                           ----------
Stockholders' equity                   304,217                              255,221
                                    ----------                           ----------
Total liabilities and
stockholders'
  equity                           $ 4,695,419                          $ 4,393,378
                                    ==========                           ==========
Net interest income/net
 interest spread                                 $ 132,270      2.66%                  $ 109,642       2.39%
                                                  ========     =======                  ========       ====

                                          December 31, 1999
                                    Average     Revenue/    Yield/

                                    Balance       Expense     Rate
                                   ---------     --------    -----
Interest earning assets
 Loans: (a)
 Residential real estate         $  1,360,310  $  96,381      7.09%
 Commercial real estate               676,944     63,139      9.33
 Consumer                             273,448     26,321      9.63
 International                         33,777      2,556      7.57
 Lease financing                       33,220      5,228     15.74
 Commercial business                  169,440     13,586      8.02
 Small business                       120,655     12,494     10.36
                                   ----------   --------     -----
Total loans                         2,667,794    219,705      8.24
                                   ----------   --------     -----
Securities available for sale         865,837     52,306      6.04
(b)
                                   ----------   --------     -----
Investment securities (c)             124,075     12,160      9.80
Federal funds sold                      1,302         64      4.92
                                   ----------   --------     -----
Total investment securities           125,377     12,224      9.75
                                   ----------   --------     -----
Total interest earning assets       3,659,008    284,235(e)   7.77%
                                   ----------   --------     -----
Non-interest earning assets
Total non-interest earning            356,826
assets
                                   ----------
Total assets                     $  4,015,834
                                   ==========
Interest bearing liabilities
Deposits:
 Savings                         $    122,590  $   1,833      1.50%
 NOW, money funds and checking        608,203     16,427      2.70
 Certificate accounts               1,157,414     58,615      5.06
                                   ----------   --------     -----
Total interest bearing deposits     1,888,207     76,875      4.07
                                   ----------   --------     -----
Securities sold under
agreements
  to repurchase and federal
funds
  purchased                           383,231     18,329      4.78
Advances from FHLB                    938,146     54,242      5.78
Subordinated debentures and
notes           payable               181,188     12,718      7.02
Trust preferred securities (f)         74,750      7,197      9.63
                                   ----------   --------     -----
Total interest bearing              3,465,522    169,361(d)   4.89
liabilities
                                   ----------   --------     -----
Non-interest bearing
liabilities
Demand deposit and escrow             232,980
accounts
  Other liabilities                    70,762
                                   ----------
  Total non-interest bearing          303,742
liabilities
                                   ----------
Stockholders' equity                  246,570
                                   ----------
Total liabilities and
stockholders'
  equity                         $  4,015,834
                                   ==========
Net interest income/net
 interest spread                               $ 114,874      2.88%
                                               =========    =======

Margin
Interest income/interest         7.52%      8.08%      7.77%
earning assets
Interest expense/interest        4.47       5.36       4.63
earning assets
                               ------     ------     ------
Consolidated net interest
margin                           3.05%      2.72%      3.14%
                               ======     ======     ======
Net interest margin excluding
Levitt
  Companies notes payable        3.15%      2.86%      3.16%
                               ======     ======     ======

     (a)  Includes non-accruing loans.
     (b)  Average balances were based on amortized cost.
     (c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity, interest-bearing deposits and trading securities.
     (d) Does not reflect reduction due to capitalized interest on real estate investments.
     (e) Excludes Core Communities utility receivable interest income accretion of $1.7 million for December 31, 2000 and 1999.
     (f) Trust preferred securities are guaranteed preferred beneficial interests in Company's junior subordinated debentures.

     The following table summarizes the changes in net interest income before capitalized interest expense: (in thousands)

                                                              Year Ended                                Year Ended
                                                           December 31, 2001                        December 31, 2000
                                                        Compared to Year Ended                    Compared to Year Ended
                                                         December 31, 2000 (c)                    December 31, 1999 (c)
                                                --------------------------------------   --------------------------------------
                                                Volume (a)       Rate         Total       Volume (a)       Rate         Total
                                                -----------    ----------   ----------   ------------    ---------    ---------
Increase (decrease) due to:
Loans                                          $      9,779   $  (19,096)  $   (9,317)  $      17,072   $    9,604   $   26,676
Securities available for sale                         3,408       (1,394)       2,014          (2,200)         693       (1,507)
Investment securities (b)                             8,909       (2,110)       6,799          18,424       (1,663)      16,761
Federal funds sold                                       (2)         (17)         (19)            (43)          19          (24)
                                                ------------   ----------   ----------   -------------   ----------   ----------
Total earning assets                                 22,094      (22,617)        (523)         33,253        8,653       41,906
                                                ------------   ----------   ----------   -------------   ----------   ----------
Deposits:
  Savings                                                49          134          183           (283)         (282)        (565)
  NOW, money funds, and checking                      1,742       (7,657)      (5,915)          3,160        6,569        9,729
  Certificate accounts                                3,397       (3,720)        (323)         (2,186)       7,870        5,684
                                                ------------   ----------   ----------   -------------   ----------   ----------
Total deposits                                        5,188      (11,243)      (6,055)            691       14,157       14,848
                                                ------------   ----------   ----------   -------------   ----------   ----------
Securities sold under agreements to repurchase        1,354      (11,701)     (10,347)         11,078        5,210       16,288
Advances from FHLB                                    2,616       (3,475)        (859)          5,494        1,595        7,089
Subordinated debentures                              (2,614)      (3,276)      (5,890)          3,912        5,001        8,913
Guaranteed preferred beneficial interest in
  Company's Junior Subordinated Debentures                0            0            0              0             0            0
                                                ------------   ----------   ----------   -------------   ----------   ----------
                                                      1,356      (18,452)     (17,096)         20,484       11,806       32,290
                                                ------------   ----------   ----------   -------------   ----------   ----------
Total interest bearing liabilities                    6,544      (29,695)     (23,151)         21,175       25,963       47,138
                                                ------------   ----------   ----------   -------------   ----------   ----------
Change in net interest income                  $     15,550   $    7,078   $   22,628   $       12,078  $  (17,310)  $   (5,232)
                                                ============   ==========   ==========   =============   ==========   ==========

     (a) Changes attributable to rate/volume have been allocated to volume.
     (b) Average balances were based on amortized costs.
     (c) Does not reflect reduction due to capitalized interest on investments in real estate.

     Net interest income, excluding capitalized interest and interest accretion on Core Communities utility receivable, increased by $22.6 million, or 21% from 2000. The substantial improvement reflects an increased net interest margin, growth in average earning assets, an increase in deposit transaction account average balances and the retirement of subordinated debentures.

     The net interest margin improved by 33 basis points from 2000. The substantial improvement primarily resulted from a rapid decline in interest rates during 2001 as interest bearing liabilities re-priced downward faster than interest earning assets. Interest bearing liabilities rates declined by 83 basis points while interest earning asset yields declined by 56 basis points. Rate declines on interest-bearing liabilities were due to lower rates on deposit products, notes payable, short term borrowings and the retirement of subordinated debentures. The decline in deposit average rates primarily resulted from our time deposits re-pricing at lower interest rates and secondarily from growth in our low cost transaction deposit accounts. The average balance on transaction accounts increased from $1,046 million to $1,138 million, an increase of 9%. Also contributing to the rate declines were the retirement of our subordinated investment notes and our 6-3/4% convertible subordinated debentures. The subordinated investment notes had an average interest rate of 11%, and the rates on convertible debentures were higher than the average rates on our other borrowings. Market rates on short-term borrowings were significantly lower during 2001 compared to 2000. The decline in interest earning asset yields was due to the refinancing of residential loans and lower yields earned on floating rate loans and securities.

     We achieved growth in all categories of interest earning assets. Loan growth was primarily attributable to an increase in commercial real estate and home equity loans partially offset by declines in our syndication, small business, international and indirect consumer loan portfolios. The declines in these portfolios reflected decisions by management in prior periods to cease our indirect automobile and syndication lending, terminate our lease financing originations, withdraw from lending to international banks and substantially reduce our small business loan originations. Growth in our securities available for sale and investment securities portfolios resulted primarily from the purchase of adjustable rate mortgage-backed securities. The purchases were made as part of a portfolio repositioning strategy in reaction to the rapidly declining interest rates during the year ended December 31, 2001.

     During 2001, our average earning assets and average rate paying liabilities increased compared to 2000. The declining interest rate environment resulted in decreased yields on earning assets with a corresponding decline in rates on interest paying liabilities. The lower rates paid on average interest bearing liabilities decreased interest expense by $29.7 million while the lower yields on interest earning assets decreased interest income by $22.6 million. The growth in interest earning assets increased interest income by $22.1 million and higher average interest bearing liabilities increased interest expense by $6.5 million. Average earning assets increased by $294 million while average interest bearing liabilities increased by $180 million. The $53.5 million net proceeds from our July 2001 equity offering were used to repay higher rate borrowings resulting in an improvement in our net interest margin.

     Subordinated debentures and notes payable in the above average balance sheet includes Levitt Companies' notes payable and associated interest expense. These borrowings reduced the net interest margin by 14 basis points during the year ended December 31, 2000 and 10 basis points during the same 2001 period. The net interest margin was negatively impacted by these borrowings because the interest expense was included in the average balance sheet but the income associated with those borrowings was recognized in non-interest income as gains on the sale of real estate.

PROVISION FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows (dollars in thousands):

                                                                        For the Year Ended
                                                                            December 31,
                                                 --------------------------------------------------------------
                                                    2001         2000         1999          1998         1997
                                                 ---------    ---------    ---------     ---------    ---------
Balance, beginning of period                    $   47,000  $    44,450   $   37,950    $   28,450   $   25,750
Charge-offs:
    Syndication loans                               (7,235)      (3,659)           -             -            -
    Commercial business loans                             -         (24)         (87)         (896)        (180)
    Commercial real estate loans                          -            -        (211)         (562)        (276)
    Small business                                  (4,487)     (14,114)     (12,531)       (2,043)            -
    Lease financing                                (10,340)      (3,930)      (1,217)       (1,233)            -
    Consumer loans - direct                         (2,629)      (2,233)      (2,443)       (1,746)      (2,809)
    Consumer loans - indirect                       (2,981)      (7,546)     (11,052)       (9,446)      (7,885)
    Residential real estate loans                     (244)        (715)        (150)         (169)        (180)
                                                 ---------    ---------    ---------     ---------    ---------
Total charge-offs                                  (27,916)     (32,221)     (27,691)      (16,095)     (11,330)
                                                 ---------    ---------    ---------     ---------    ---------
Recoveries:
    Commercial business loans                          331           94          185           489          301
    Commercial real estate loans                        10            8          205             9          208
    Small business                                   2,623        1,240          188            30            -
    Lease financing                                  2,388          335          285           229            -
    Consumer loans - direct                            769          645          739           844          791
    Consumer loans - indirect                        2,252        3,211        1,931         1,449        1,462
    Residential real estate loans                      223          106            -             -            -
                                                 ---------    ---------    ---------     ---------    ---------
Total recoveries                                     8,596        5,639        3,533         3,050        2,762
                                                 ---------    ---------    ---------     ---------    ---------
Net charge-offs                                   (19,320)      (26,582)     (24,158)      (13,045)      (8,568)
Provision for loan losses                           16,905       29,132       30,658        21,788       11,268
Allowance for loan losses acquired                       -            -            -           757            -
                                                 ---------    ---------    ---------     ---------    ---------
Balance, end of period                          $   44,585  $    47,000   $   44,450    $   37,950   $   28,450
                                                 =========    =========    =========     =========    =========

     The provision for loan losses declined by $12.2 million or 42% from 2000. During 1999 and 2000 we significantly increased our provision for loan losses to reflect losses experienced in our indirect consumer and small business lending activities. We discontinued the origination of indirect consumer loans in 1998 and made major modifications to the underwriting process for small business loans in 2000. As a consequence, our loss experience declined significantly in these lines of business during 2001. Partially offsetting these improvements were higher net charge-offs associated with our lease financing and syndication loan portfolios. During 2000 and 2001, we also discontinued these lines of business.

     The outstanding loan balances related to consumer indirect, syndication, and lease financing lending (discontinued lines of business) declined from $218.4 million at December 31, 2000 to $121.1 million at December 31, 2001. The balances of small business loans originated before the implementation of new underwriting standards declined from $67.0 million at December 31, 2000 to $32.1 million at December 31, 2001. Net charge-offs from discontinued lines of business and small business loans originated before implementation of the new underwriting standards equaled 92% of total net charge-offs during the year ended December 31, 2001.

     In addition to net charge-offs, the provision for loan losses in 2001 also included an increase in our reserves for loans to borrowers in the hospitality and aviation industries. These industries were adversely affected by the September 11 terrorist attacks and a subsequent general decline in tourism. As a consequence, we evaluated our loans to the hospitality industry and increased our allowance for loan losses by $2.1 million. In addition, we made an $8.0 million specific valuation allowance relating to a syndication loan to a borrower in the aviation industry. The $8.0 million specific allowance was charged-off during the first quarter of 2002.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS

                                                         ------------------------------------------------------------------------
                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                              2001            2000           1999          1998           1997
                                                         --------------   ------------   -----------   -----------   ------------
                                                                                (Dollars in thousands)
NONPERFORMING ASSETS
NON-ACCRUAL
Tax certificates                                        $         1,727   $      2,491   $     2,258   $       765   $        880
Residential                                                       9,203         11,229        15,214         6,956          8,202
Syndication                                                      10,700              -             -             -              -
Commercial real estate and business                              13,066          1,705         6,097        11,463          5,494
Small business - real estate                                        905          2,532         4,427         1,703              -
Lease financing                                                   2,585          1,515         1,201           893              -
Consumer                                                            796          1,944         5,705         3,008          5,166
                                                         --------------   ------------   -----------   -----------   ------------
                                                                 38,982         21,416        34,902        24,788         19,742
REPOSSESSED (1)
Residential real estate owned                                     2,033          2,562         1,929         2,169          3,825
Commercial real estate owned                                      1,871          1,937         2,022         3,334          3,703
Consumer                                                             17             95           867         1,572          2,912
Lease financing                                                       -          1,647           386           324              -
                                                         --------------   ------------   -----------   -----------   ------------
                                                                  3,921          6,241         5,204         7,399         10,440
                                                         --------------   ------------   -----------   -----------   ------------
TOTAL NON-PERFORMING ASSETS                                      42,903         27,657        40,106        32,187         30,182
Specific valuation allowances                                    (9,936)          (819)         (350)         (659)        (1,293)
                                                         --------------   ------------   -----------   -----------   ------------
TOTAL NON-PERFORMING ASSETS, NET                        $        32,967   $     26,838   $    39,756   $    31,528   $     28,889
                                                         ==============   ============   ===========   ===========   ============
Total non-performing assets, net as a percentage of:
  Total assets                                                     0.71           0.58          0.96          0.83           0.94
                                                         ==============   ============   ===========   ===========   ============
  Loans, tax certificates and net real estate owned                1.11           0.89          1.40          1.15           1.33
                                                         ==============   ============   ===========   ===========   ============
TOTAL ASSETS                                            $     4,654,486   $  4,617,300   $ 4,159,901   $ 3,788,975   $  3,064,480
                                                         ==============   ============   ===========   ===========   ============
TOTAL LOANS, TAX CERTIFICATES AND NET
  REAL ESTATE OWNED                                     $     2,968,342   $  3,029,592   $ 2,831,189   $ 2,729,738   $  2,164,965
                                                         ==============   ============   ===========   ===========   ============
Allowance for loan losses                               $        44,585   $     47,000   $    44,450   $    37,950   $     28,450
                                                         ==============   ============   ===========   ===========   ============
Total tax certificates                                  $       145,598   $    124,289   $    93,080   $    50,916         56,162
                                                         ==============   ============   ===========   ===========   ============
Allowance for tax certificate losses                    $         1,521   $      1,937   $     1,504   $     1,020            949
                                                         ==============   ============   ===========   ===========   ============
OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Small business                                          $             -   $          -   $         -   $       349   $          -
Commercial real estate and business (2)                               -          7,086           410         2,833            647
                                                         --------------   ------------   -----------   -----------   ------------
                                                                      -          7,086           410         3,182            647
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC VALUATION ALLOWANCES
Corporate syndication loans                                           -         15,001             -             -              -
RESTRUCTURED LOANS
Commercial real estate and business                                 743              -             -             7          4,043
DELINQUENT RESIDENTIAL LOANS PURCHASED                            1,705          5,389        10,447             -              -
                                                         --------------   ------------   -----------   -----------   ------------
TOTAL POTENTIAL PROBLEM LOANS                           $         2,448   $     27,476   $    10,857   $     3,189   $      4,690
                                                         ==============   ============   ===========   ===========   ============

(1)  Amounts are net of specific allowances for real estate owned.
(2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

     Non-performing assets, net of reserves increased by $6.1 million to $33.0 million at December 31, 2001 compared to $26.8 million at December 31, 2000. Non-accrual assets increased by $17.6 million and repossessed assets declined by $2.3 million. The increase in non-accrual assets primarily resulted from a commercial construction loan and a syndication loan which had outstanding balances of $12.3 million and $10.7 million, respectively. We evaluated the above two loans for impairment and established a $9.8 million specific valuation allowance based on the estimated collateral value less cost to sell. Also contributing to the increase in non-accrual assets was higher non-performing lease financings. The above increases were partially offset by improvement in non-performing tax certificates and non-performing residential, small business and consumer loans. The reduction in small business, consumer and residential non-performing loans resulted from a declining portfolio and improved delinquency trends. The decline in repossessed asset balances resulted from the charging off of leased equipment.

     Potential problem assets were $2.4 million at December 31, 2001 compared to $27.5 million at December 31, 2000. Commercial real estate and business loans contractually past due 90 days or more at December 31, 2000 represents one commercial real estate loan that was fully repaid in February 2001. The performing impaired loans during 2000 reflected two syndication loans that did not meet their loan covenants resulting in management having serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. One of the loans was paid in full and the other loan resulted in a $7.3 million charge off during 2001. The decline in delinquent residential loans purchased primarily resulted from the sale of loans to an unrelated third party.

     During February 2002, a $17 million loan collateralized by a hotel was placed on a non-accrual status when the borrower failed to comply with the contractual terms of the loan agreement. This loan is not included in nonperforming loans as of December 31, 2001 but will be included as of March 31, 2002.

     The table below presents the allocation of the allowance for loan and lease losses by various loan classifications ("ALL by category"), the percent of allowance to each loan category ("ALL to gross loans in each category") and sets forth the percentage of loans in each category to gross loans excluding banker's acceptances ("Loans by category to gross loans"). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the allowance indicates future charge-off amounts or trends. There is no assurance that the allowance will be sufficient.

                                    December 31, 2001                   December 31, 2000                  December 31, 1999
                          ---------------------------------   ----------------------------------  ----------------------------------
                                          ALL      Loans                     ALL         Loans                    ALL        Loans
                                       to gross      by                    to gross       by                    to gross       by
                              ALL        loans    category       ALL        loans      category       ALL       loans       category
                               by       in each   to gross       by        in each     to gross        by       in each     to gross
                            category    category    loans      category    category       loans     category    category       loans
                          -----------   --------  ---------   ----------  ----------   ---------  -----------   ---------   --------
Commercial business      $   1,563         2.02%      2.38%   $    1,502      1.00%        4.64%  $   2,004       1.85%        3.60%
Syndications                 8,602        21.10       1.25         8,480     10.60         2.46       2,651       2.01         4.41
Commercial real estate      13,682         0.83      50.54        10,072      0.77        40.25       8,118       0.86        31.44
Small business               5,178         5.06       3.14        10,750     11.01         3.01      13,278      11.48         3.84
Lease financing              8,639        15.72       1.69         2,879      3.79         2.34       2,131       4.91         1.45
Residential real estate      1,304         0.12      34.31         1,540      0.12        40.52       1,912       0.14        47.00
Consumer - direct            2,064         1.07       5.91         2,989      1.89         4.86       2,294       1.89         4.05
Consumer  - indirect         1,247         4.91       0.78         5,388      8.62         1.92       7,758       6.18         4.21
Unassigned                   2,306          N/A        N/A         3,400       N/A          N/A       4,304        N/A          N/A
                          --------               ----------   ----------               ---------  ---------                  -------
                         $  44,585         1.37%    100.00%   $   47,000      1.45%      100.00%  $  44,450       1.48%      100.00%
                          ========               ==========   ==========               =========  =========                  =======

                                     December 31, 1998                         December 31, 1997
                         ---------------------------------------    --------------------------------------
                                            ALL        Loans                          ALL         Loans
                                          to gross      by                          to gross        by
                             ALL           loans     category         ALL            loans      category
                             by           in each    to gross         by            in each     to gross
                          category       category     loans         category        category      loans
                         ------------    ----------  -----------    -------------   ---------   ----------
Commercial business      $      2,749        2.31%          4.14%   $       1,629        3.01%        2.57%
Commercial real estate          9,411        1.20          27.21            8,021        1.14        33.59
Small business                  4,831        4.07           4.14              451        1.59         1.50
Lease financing                 1,320        5.27           0.87                -           -          000
Residential real estate         1,804        0.12          52.43            2,045        0.21        46.39
Consumer - direct               1,652        1.63           3.53            3,935        3.75         5.60
Consumer  - indirect           10,409        4.72           7.68            7,791        3.59        10.35
Unassigned                      5,774         N/A            N/A            4,578         N/A          N/A
                         ------------                -----------    -------------               ----------
                         $     37,950        1.32%        100.00%   $      28,450       1.36%       100.00%
                         ============                ===========    =============               ==========

     The assigned portion of the allowance for loan and lease losses primarily relates to our discontinued lines of business and commercial real estate loans. The allowance assigned to our discontinued lines of business was $22.6 million. The $8.6 million amount assigned to the lease financing portfolio was significantly higher than the December 31, 2000 reserve of $2.9 million. The increase resulted from adverse delinquency trends and the potential for higher individual losses. The $8.6 million amount assigned to syndication loans was primarily a $8.0 million specific valuation allowance associated with one syndication loan in the aviation industry which was charged off in February 2002. The small business allowance has declined from $13.2 million at December 31, 1999 to $5.2 million at December 31, 2001. Likewise, our consumer

-indirect lending was discontinued in December 1998. The increase in the allowance for commercial real estate loans from $8.1 million at December 31, 1999 to $13.7 million at December 31, 2001 primarily resulted from portfolio growth associated with high balance loans and secondarily from the establishment of a $2.1 million reserve associated with loans to the hospitality industry mentioned above. At December 31, 2001, our commercial real estate portfolio included large lending relationships, including 15 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $411 million.

     As mentioned earlier, in order to improve the credit quality of our loan portfolio, we discontinued certain lines of business and strengthened our underwriting process for small business loans. We are now focused on collateral based loans such as residential second mortgage products, small business loans originated utilizing the new underwriting process, and commercial real estate and commercial business loans. These loan types have historically had much lower loss ratios than our discontinued lines of business. Our loss experience for the collateral based loans for the past five years has resulted in a ratio of net charge-offs to total loans of 0.07% and a ratio of average allowances for loan losses to loans of 0.70%. Management anticipates that focusing our lending activities on collateral-based loans will improve the credit quality of our portfolio with a corresponding reduction in our allowance for loan losses as a percentage of total gross loans.

     The remaining $2.3 million unassigned portion of the allowance for loan losses addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance for loan and lease losses, the relationship of the unassigned component to the total allowance for loan and lease losses may fluctuate from period to period.

NON-INTEREST INCOME

                                                                        For the Year
                                                                    Ended December 31,                   Change
                                                               --------------------------     ---------------------------
                                                                   2001           2000           Amount         Percent
                                                               ------------     ---------     -----------    ------------
                                                                                     (In thousands)
Banking Operations
Loan late fees and other loan income                          $       4,224    $    4,144    $         80            1.93%
Gains (losses) on sales of loans held for sale, net                      60          (528)            588               -
Gains on available for sale and trading securities, net               3,597         2,226           1,371           61.59
Transaction fees                                                     16,372        13,666           2,706           19.80
ATM fees                                                             10,507        10,881            (374)          (3.44)
Other                                                                 5,492         4,511             981           21.75
                                                               ------------     ---------     -----------    ------------
    Non-interest income                                              40,252        34,900           5,352           15.34
                                                               ------------     ---------     -----------    ------------
Levitt Companies Operations
Gains on sales of real estate held for development and sale          36,583        23,217          13,366           57.57
Other                                                                 2,024         5,914          (3,890)         (65.78)
                                                               ------------     ---------     -----------    ------------
    Non-interest income                                              38,607        29,131           9,476           32.53
                                                               ------------     ---------     -----------    ------------
Ryan Beck Operations
Principal transactions                                               18,930        14,778           4,152           28.10
Investment banking                                                   11,745        15,387          (3,642)         (23.67)
Commissions                                                          12,761        20,936          (8,175)         (39.05)
Other                                                                   978         1,032             (54)          (5.23)
                                                               ------------     ---------     -----------    ------------
    Non-interest income                                              44,414        52,133          (7,719)         (14.81)
                                                               ------------     ---------     -----------    ------------
Total non-interest income                                     $     123,273    $  116,164    $      7,109            6.12%
                                                               ============     =========     ===========    ============

BANKING OPERATIONS

     Loan late fees and other loan income remained at 2000 amounts. Included in loan and late fee income were prepayment penalties on commercial loans, fees associated with unused commitments, stand-by letters of credit and trade finance activities. During 2001 we experienced increased fees associated with commercial lending which were substantially offset by lower late fees.

     The loss on sales of loans during 2000 resulted from the sale of a problem syndication loan for a $695,000 loss as well as losses associated with capital markets activities. In September 2000, we discontinued the purchase for resale of residential loans and reclassified $222 million of loans held for sale to loans held for investment, realizing a $654,000 loss at the transfer date. Currently our residential lending activities consist of originating and selling CRA loans and referring all other residential loan customers to a correspondent for a referral fee. The gains on sales of loans during 2001 represent sales of CRA loans.

     Gains on sales of trading securities and securities available for sale during 2001 resulted from gains of $6.7 million, $0.5 million and $1.4 million from the sale of equity securities, mortgage-backed securities and the settling of interest rate swap contracts, respectively. The above gains were partially offset by $3.5 million of other than temporary write-downs associated with equity securities and $1.4 million of unrealized losses related to interest rate swap and forward contracts. We sold equity securities based on management's evaluation of the future prospects of the companies and market conditions. Mortgage-backed securities and interest rate swap contracts were sold to reposition our portfolio in reaction to declining interest rates during 2001. The write-downs of equity securities resulted from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the securities.

     Gains on sales of trading securities and securities available for sale during 2000 resulted from gains of $2.1 million and $0.4 million from the sale of equity securities and mortgage-backed securities, respectively, and a $0.3 million unrealized gain from a forward contract, partially offset by $0.6 million write-down of equity investments.

     The sales of securities available for sale were in reaction to changes in the interest rate environment during 2000.

     The significant increase in transaction fee income during 2001 compared to 2000 was primarily associated with higher revenues earned on commercial accounts and the introduction of a new checking deposit product. Since its introduction in September 2001, we have opened 22,000 accounts resulting in a substantial increase in overdraft revenues. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts which have analysis charges, which further increased transaction fee income.

     During 2001 ATM fee income was slightly lower compared to the prior year. The decline in revenues reflects our termination of our ATM relationship with K-Mart and our removal of all ATM machines from Wal*Mart stores in September 2001. The above relationships did not meet our strategic goals or required investment returns. The removal of the ATMs from the above retail outlets is expected to lower ATM fee income in subsequent periods, while the overall performance of the ATM division is expected to improve due to significantly lower expenses. The above declines in revenues were partially offset by higher fees earned from cruise ship ATM operations and increases in interchange and card fees.

     The increase in other income during 2001 compared to 2000 primarily resulted from the sale of branches and back office facilities. During 2001, we sold twelve in-store branches for a gain of $1.6 million. During 2000, gains on the sales of branch facilities and back office equipment were $0.9 million. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. We expect to sell or close the remaining four in-store branches during the first half of 2002.

LEVITT COMPANIES OPERATIONS

     The significant increase in gains on sales of real estate primarily resulted from increased gains on land and home sales as well as higher earnings from joint venture activities. Gains on land sales increased from $9.0 million during the year ended December 31, 2000 to $11.0 million during the same 2001 period. Likewise, gains on home sales increased from $12.3 million during the year ended December 31, 2000 to $19.8 million during 2001 due to a 42% growth in sales of homes in 2001 and the effect of reduced land cost resulting from the acquisition of Levitt and Sons. Earnings from joint venture activities increased from $1.1 million during the year ended December 31, 2000 to $2.9 million during the same 2001 period.

     Levitt and Sons gross margin is currently higher than it is anticipated to be in the future primarily due to the effects of purchase accounting associated with the Levitt and Sons acquisition. As it completes a full construction cycle following acquisition, the effects of that accounting will disappear, resulting in lower reported gross margins in future years.

     The decline in other income resulted from the sale of utility expansion receivable during 2000 partially offset by an increase in rental income. During February 2000, Core Communities received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment is in full settlement of a receivable pursuant to an agreement dated December 1991 between Core Communities and the municipality. The 1991 agreement required the municipality to reimburse Core Communities for its cost of increasing the service capacity of the utility plant via payment to Core Communities of the future connection fees generated from such capacity.

     During 2002, Levitt Companies anticipates that Core Communities will make certain land sales to Levitt and Sons rather than to unaffiliated developers. The effect of these sales will be to defer recognition of the related gains to subsequent periods over the Levitt and Sons construction cycle.

RYAN BECK OPERATIONS

     Ryan Beck investment banking and commission revenues decreased 24% and 39%, respectively, from 2000. The reduced commission revenues were attributable to lower investor transaction volume due to a decline in overall financial market transactions along with decreases in equity and mutual fund fees. Investment banking revenues were adversely affected by a significant decline in initial public offering closings during 2001 and a substantial reduction in equity underwritings and advisory and placement fees. The increase in principal transaction revenues reflects the addition of a new taxable fixed income group and the addition of two retail offices. Excluding the additions of the above line of
                                      39
business and the new retail offices, principal transactions remained at 2000 levels.

NON-INTEREST EXPENSES

                                                                     For the Year
                                                                 Ended December 31,             Change
                                                               -----------------------  -----------------------
                                                                 2001          2000       Amount        Percent
                                                               ---------     ---------    ---------    --------
                                                                                (In thousands)
Banking Operations
Employee compensation and benefits                             $  49,933     $  46,890    $  3,043        6.49%
Occupancy and equipment                                           25,204        23,622       1,582        6.70
Advertising and promotion                                          3,771         4,154        (383)      (9.22)
Restructuring charges and write-downs                                331         2,656      (2,325)     (87.54)
Impairment of cost over fair value of net assets acquired          6,624            -        6,624            -
Amortization of cost over fair value of net assets acquired        2,753         2,833         (80)      (2.82)
Other                                                             24,604        24,137        467         1.93
                                                               ---------     ---------    ---------    --------
  Non-interest expenses                                          113,220       104,292       8,928        8.56
                                                               ---------     ---------    ---------    --------
Levitt Companies Operations
Employee compensation and benefits                                 9,730         6,846       2,884       42.13
Advertising and promotion                                          2,611         2,684         (73)      (2.72)
Selling, general and administrative                               13,770         9,201       4,569       49.66
                                                               ---------     ---------    ---------    --------
  Non-interest expenses                                           26,111        18,731       7,380       39.40
                                                               ---------     ---------    ---------    --------
Ryan Beck Operations
Employee compensation and benefits                                35,435        37,191      (1,756)      (4.72)
Occupancy and equipment                                            3,287         3,632        (345)      (9.50)
Advertising and promotion                                          1,515         1,381         134        9.70
Amortization of cost over fair value of net assets acquired        1,320         1,248          72        5.77
Other                                                              9,488        10,732      (1,244)     (11.59)
                                                               ---------     ---------    ---------    --------
  Non-interest expenses                                           51,045        54,184      (3,139)      (5.79)
                                                               ---------     ---------    ---------    --------
  Total non-interest expenses                                  $ 190,376     $ 177,207    $ 13,169        7.43%
                                                               =========     =========    =========    ========

BANKING OPERATIONS

     The increase in compensation expense during 2001 compared to 2000 reflects increased bonuses, health insurance expenses, 401(k) retirement benefits and a reduction in income associated with our defined benefit pension plan. Higher discretionary bonuses and incentive compensation were paid based on individual performance and the achievement of corporate goals. The additional 401(k) benefits reflected an increased employer match and the additional health insurance costs resulted from higher medical costs generally in our markets.

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

     The increase in occupancy and equipment expenses primarily resulted from higher depreciation expense associated with the upgrading of our data processing infrastructure as well as our entry into online banking. The higher depreciation expense was partially offset by lower rental expenses from our exit of ATM relationships with certain retail outlets and the sale of twelve in-store branches.

     During 2001 we incurred advertising expenses primarily related to the introduction of our no-charge checking accounts and the promotion of our home equity lines of credit. During 2000, we incurred significant advertising costs associated with promotions for new deposit and loan products as well as promotional costs associated with internet banking.

     During 2001, upon review of the performance and anticipated prospects of our in-store branches, management decided to exit this line of business. This resulted in a $550,000 impairment write-down assigned to fixed assets of certain in-store branches. During the fourth quarter of 2000, we made a strategic decision to terminate our ATM relationships with Wal*Mart and K-Mart resulting in the restructuring charge and impairment write-down shown on the above table. The restructuring charge was reduced by $219,000 during 2001 to reflect lower ATM lease termination costs than had been projected.

     During September 2001, we closed the offices of Leasing Technology, Inc. ("LTI"), an equipment leasing and finance company we acquired in 1998, and halted lease originations. As a consequence, the remaining $6.6 million of goodwill associated with the LTI acquisition was eliminated. Lease losses at LTI have been increasing since December 2000, and the subsidiary's net charge-offs were $8.0 million during the year ended December 31, 2001. Management believes that ceasing LTI's business will ultimately result in improved operating performance as the losses from LTI's activities will be eliminated.

     Other expenses increased slightly from 2000. The increase was primarily due to higher telephone, consulting, professional fees and operating expenses. The higher operating expenses were associated with upgrading our call center and technology infrastructure. The above expense increases were partially offset by a $1.2 million gain on the sale of an REO property.

     On January 30, 2002, BankAtlantic announced a seven day banking initiative scheduled to begin on April 1, 2002. This initiative will include Saturday, Sunday and extended weekday branch banking and 24 hour call center access. We expect our non-interest expenses to increase with this initiative with a corresponding potential impact on our short term performance; however, management believes that seven day banking will position us as the consumer bank of choice in our market.

LEVITT COMPANIES OPERATIONS

     The increase in compensation and benefits primarily resulted from the expansion of Levitt and Sons activities. The number of Levitt Companies employees increased from 188 at January 1, 2001 to 216 at December 31, 2001. The expansion also resulted in higher selling, general and administrative expenses. Included in selling, general and administrative expenses was a $2.6 million legal accrual reflecting an adverse verdict in a jury trial against a subsidiary of Levitt Companies. The Complaint alleged that a partnership, in which Levitt and Sons' wholly owned subsidiary is a 50% partner, wrongfully terminated a contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The jury rendered its verdict on March 7, 2002 and Levitt Companies intends to vigorously appeal the verdict, but there can be no assurance that such appeal will be successful.

RYAN BECK OPERATIONS

     The decline in employee compensation and benefits during 2001 compared to 2000 was primarily due to lower commission expenses associated with a significant decline in transactional business from levels attained during 2000.

     Occupancy and equipment expense decreases primarily resulted from a decline in depreciation expense.

     The declines in other expense during 2001 compared to the same 2000 period primarily resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the third quarter of 2000.

     During 2001, management of Ryan Beck took several steps to improve its performance, including reductions in staff in certain underperforming areas. These reductions resulted in relatively improved performance in the latter half of 2001. In addition, Ryan Beck has successfully attracted several retail account executives and opened two new offices in the State of New York, both of which are expected to improve future performance.

DISCONTINUED OPERATIONS

     During 2000, we recognized a $669,000 gain, net of taxes, from discontinued operations. The gain resulted from a higher than projected gain on the sale of a building formerly used by the discontinued mortgage servicing unit.
                                      41

EXTRAORDINARY ITEMS

     During the third quarter of 2001, we redeemed $34.8 million of our subordinated investment notes and recognized a $253,000 (net of taxes) extraordinary loss.

     During 2000, we purchased $53.8 million aggregate principal amount of our 5 5/8% convertible debentures through two tender offers and unsolicited open market purchases. These debentures were purchased at a discount resulting in a $7.9 million (net of taxes) extraordinary gain.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     We adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of taxes.

SEGMENT REPORTING

     The following table and subsequent discussion are based on the Company's method for reporting internally on business segment performance. The reports centralize at the Parent Company level all acquisition financing and intangible costs. Overhead and other expenses of non-revenue divisions are allocated within BankAtlantic as interest expense and overhead for intra-bank fund transfers. The presentation and allocation of interest expense and overhead and the net contribution calculated for the six reportable segments may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation was utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management's view, likely not be impacted.

                                                                                                                Bank Operations
(In thousands)                 Bank Investments         Commercial Banking          Community Banking                 Total
                           -----------------------  ------------------------   -------------------------  ------------------------
                              2001          2000         2001        2000         2001          2000          2001            2000
                           -----------------------  ------------------------   -------------------------  ------------------------
Interest income            $ 179,694    $ 178,229    $ 118,430    $ 116,196    $ 27,151     $  33,238     $ 325,275    $   327,663
Interest expense and
  overhead                  (135,160)    (145,565)     (68,864)   (68,030)      (16,325)      (20,229)     (220,349)      (233,824)
Provision for loan losses      215         (449)       (21,096)   (15,866)        3,976       (12,817)      (16,905)       (29,132)
Non-interest income            919          731         3,074       2,359        11,073        11,693        15,066         14,783
Segment net income (loss)    24,785       17,898       15,993      17,774        4,063        (5,969)        44,841         29,703
Average assets              2,571,246    2,484,625    1,368,850  1,173,581      323,430       350,973      4,263,526      4,009,179
Net interest spread           2.45%        2.05%        4.79%       5.10%        4.65%         4.82%         3.37%          3.19%

                               Levitt Companies            Ryan Beck             Parent Company             Segment Total
                            ----------------------    --------------------    --------------------    --------------------------
                              2001         2000        2001        2000        2001        2000           2001           2000
                            ---------    ---------    --------    --------    --------    --------    -----------    -----------
Interest income             $   1,989    $   2,264    $  1,978    $  2,151    $    229    $  1,206    $   329,471    $   333,284
Interest expense and
  overhead                       (180)      (1,315)       (517)       (551)    (18,990)    (22,990)      (240,036)      (258,680)
Provision for loan losses          --           --          --          --          --          --        (16,905)       (29,132)
Non-interest income            38,358       29,670      44,683      52,133       3,123       1,506        101,230         98,092
Segment net income (loss)       7,522        6,955      (1,317)        867     (19,559)    (19,753)        31,487         17,772
Average assets                173,437      157,090      74,108      43,890      99,220      88,844      4,610,291      4,299,003

BUSINESS SEGMENT RESULTS OF OPERATIONS

ALLOCATION OF OVERHEAD - BANK OPERATION

     The Bank Operation overhead allocation rate decreased for all bank segments due to a substantial reduction in interest expense associated with lower average rates on interest bearing liabilities partially offset by higher interest bearing liabilities average balances and higher operating expenses. The substantial decline in average rates was due to the declining interest rate environment during 2001. The increased interest bearing liabilities were primarily associated with the funding of asset growth. The higher operating expenses resulted from increased compensation, data processing and consulting expenses. The increases in data processing and consulting fees were primarily associated with upgrades to our technology infrastructure as well as our entry into Internet banking. The overall decline in bank operation overhead was allocated to each bank operation segment pro-rata based on its average assets.

BANK INVESTMENTS

     Segment net income increased by 38% from 2000. The higher net income primarily resulted from a lower overhead allocation, increased interest income, higher non-interest income and a reduction in the provision for loan losses. The increase in non-interest income primarily resulted from write-downs of purchased residential loans held for sale during 2000 with no corresponding write-downs during 2001. The increase in interest income resulted from higher segment average balances partially offset by lower yields on earning assets. The improvement in the provision for loan losses reflects a decline in residential loan charge-offs during 2001 compared to the same 2000 period.

COMMERCIAL BANKING

     Segment net income declined by 10% from 2000. The primary reasons for the decline were a substantial increase in the provision for loan losses (primarily in syndications and lease activities) and secondarily an increase in the overhead allocation. The above declines in segment net income were partially offset by higher interest income, a gain on the sale of an REO property and an increase in non-interest income.

     The higher overhead allocation resulted from a significant increase in average assets during 2001 partially offset by a decline in the overhead allocation rate.

     The improvement in interest income resulted from higher segment average balances partially offset by lower yields on earning assets.

     The increase in non-interest income reflects a $695,000 loss on the sale of a syndicated loan during 2000.

     Included in segment net income during 2001 was the sale of an REO property for a $1.2 million gain.

COMMUNITY BANKING

     Segment net income increased by $10.0 million during 2001 compared to 2000. The higher net income primarily resulted from a significant improvement in the provision for loan losses. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses during 2001.

     The decline in interest income was also due to lower average portfolio balances during 2001 compared to 2000.

     Non-interest income declined slightly due to lower ATM fee income from the termination of ATM relationships with certain retail outlets.

LEVITT COMPANIES

     Segment net income from Levitt Companies' operations increased by 8% from 2000. The improvement in segment net income primarily resulted from higher gains on the sales of real estate and a decline in interest expense partially offset by joint venture income, higher compensation, and selling, general and administrative expenses and a gain on a utility receivable sale during 2000. The decline in interest expense resulted from an increase in capitalized interest during 2001 compared to 2000 due to the expansion of Levitt Companies' real estate development activities. Included in selling, general and administrative expenses was a $2.6 million litigation accrual.

RYAN BECK

     Ryan Beck posted a segment loss of $1.3 million during 2001 compared to segment net income of $867,000 during 2000. The decline in segment income during 2001 primarily reflects lower investment banking income and commission revenues partially offset by an increase in principal transactions from the opening of new retail branches as well as revenues from new institutional fixed income offices. Investment banking revenues were lower due to a reduction in equity underwritings , initial public offerings and consulting fees. The reduction in commissions was due to a decline in transactional volume during 2001 compared to 2000.

PARENT COMPANY

     The Parent Company's loss was slightly lower during 2001 compared to 2000. The decline in interest expense and compensation expense was offset by a goodwill impairment charge and lower interest income.

     The substantial decline in interest expense resulted from the redemption of subordinated investment notes and convertible debentures during 2000 and 2001. During 2000, the parent company incurred a one-time charge to compensation expense of $1.3 million in connection with the redemption and retirement of all publicly held outstanding shares of Class B common stock.

     The slight increase in non-interest income resulted from sales in our equity securities portfolios. During 2001, the parent company sold $3.6 million of equity securities for a $6.7 million gain. The gains on sales were partially offset by $2.6 million and $0.9 million of other than temporary declines in value of equity securities available for sale and our equity investments in private companies, respectively. During 2000 the parent company sold $3.6 million of equity securities for a $2.9 million gain and recognized a $780,000 and $630,000 loss on the write down of an equity security available for sale and equity investments in private companies, respectively.

     The goodwill impairment charge related to the $6.6 million goodwill write-off associated with the LTI acquisition. The decrease in interest income was due to the repayment of a $10 million inter-company note receivable during the first quarter of 2000.

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE SAME 1999 PERIOD

RESULTS OF OPERATIONS

OVERVIEW

     Income from continuing operations declined 44% to $16.1 million. The primary reasons for the reduced income were higher compensation, advertising and consulting expenses, lower gains from the sale of loans held for sale, losses from Bank Investment activities, lower earnings from investment banking operations, and a restructuring charge associated with our ATM activities. Additionally, we recognized a $7.9 million extraordinary gain from the repurchase of our 5 5/8% Convertible Debentures at a discount and recorded $669,000 of gains from discontinued operations primarily from the sale of the building occupied by the mortgage servicing unit.

NET INTEREST INCOME

     Net interest income, excluding capitalized interest and accretion of Core Communities utility receivable, decreased from $114.9 million during 1999 to $109.6 million during 2000. The reduction in net interest income resulted from the narrowing of the net interest margin due to the rising interest rate environment which began in July 1999 and the acquisition of Levitt and Sons. The acquisition of Levitt and Sons resulted in a 14 basis point decline in the net interest margin during 2000 primarily because Levitt and Sons interest expenses was included in the above average balance sheet whereas the income associated with those borrowings was recognized in non-interest income as gains on the sales of real estate. The unfavorable effects of the lower interest rate margin were partially offset by growth in our average earning assets. During the 2000 period, average earning assets significantly increased due to growth in the commercial real estate loan portfolio and the purchase of mortgage-backed securities held to maturity.

     The net interest margin declined by 42 basis points from 1999. The reduced margin was primarily the result of the fact that rates on interest bearing liabilities increased faster than yields on interest earning assets. Rate increases on interest-bearing liabilities were due to higher rates paid on deposit products, notes payable acquired in connection with the Levitt and Sons acquisition, short term borrowings and additional borrowings by the Parent Company segment to fund the corporate transaction, which retired the publicly held Class B Common shares, and to retire a portion of the Company's 5 5/8% convertible debentures. The increased deposit average rates reflect the introduction of new transaction and time deposit products with higher rates than the existing portfolio. Market rates on short-term borrowings were higher during 2000 compared to 1999.

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

PROVISION FOR LOAN LOSSES

     The provision for loan losses declined by 50% from 1999. The decrease reflected management's assessment of the inherent risk associated with our small business and indirect loan portfolios due to declining portfolio balances while at the same time recognizing a need for additional allowances associated with our syndication and lease financing portfolios.

GAINS ON TRADING SECURITIES AND SECURITIES AVAILABLE FOR SALE

     Gains on securities transactions increased by 15% from 1999. Securities transaction gains during 2000 primarily resulted from the sales of equity securities and unrealized gains on forward contracts. Securities transactions gains during 1999 resulted primarily from sales of mortgage-backed securities.

NON-INTEREST INCOME

     Other non-interest income increased by 16% from 1999. The increase was attributed to significantly higher gains on real estate sales associated with the construction and development activities of Levitt Companies. These gains were partially offset by losses on the sale of loans held for sale during 2000 compared to gains during 1999. Losses on loan sales during 2000 were due to unfavorable market conditions caused by a rising interest rate environment during 2000 and the sale of a syndicated loan for a $695,000 loss.

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

DISCONTINUED OPERATIONS

     During 1999, we recognized a $2.1 million gain, net of taxes, from discontinued operations. The gain resulted from lower than anticipated costs associated with the mortgage servicing portfolio sale along with higher servicing balances based on slower than anticipated loan repayments.

BUSINESS SEGMENT RESULTS OF OPERATIONS

BANK INVESTMENTS

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

COMMUNITY BANKING

     Segment net loss declined by $3.6 million during 2000 compared to 1999. The improvement in the community banking segment operations primarily resulted from a significantly lower provision for loan losses. This improvement reflected reduced originations in the small business loan portfolio and the discontinuing of the origination of indirect automobile loans in December 1998. The majority of the provision for loan losses in this segment related to small business loans originated prior to the 2000 fiscal year and indirect automobile loans. These portfolios declined substantially during 2000 with a corresponding reduction in charge-offs and the provision for loan losses.

     The decline in interest income was also due to lower average portfolio balances during 2000 compared to 1999.

LEVITT COMPANIES

     Segment net income from Levitt Companies' operations increased by 72% from 1999. The improvement in segment net income primarily resulted from the acquisition of Levitt and Sons during December 1999 and secondarily higher income from Core Communities operations due to the utility receivable sale. Excluding the acquisition of Levitt and Sons, interest income increased by $300,000, non-interest income increased by $3.0 million and non-interest expense increased by $1.8 million.

RYAN BECK

     Segment income from operations declined by 63% from 1999. The decline in segment income during 2000 primarily reflects lower investment banking income and higher operating expenses.

     Total non-interest income increased from 1999. While investment banking revenues declined during 2000, revenues from principal transactions and commissions increased 22% and 24%, respectively. This increase reflected a strategic expansion of operations in the latter half of 1999, which added analytical coverage of new industries, including the consumer services, energy, homebuilding, healthcare and pharmaceuticals industries. The decline in investment banking revenue can be attributed to an all-time record-size offering during 1999. The increase in operating expenses resulted from the significant expansion of Ryan Beck's operations discussed above.

PARENT COMPANY

     The Parent Company's loss increased by $6.7 million during 2000 compared to 1999. This additional net loss reflected additional borrowings associated with redemption of our Class B Common Stock and lower interest income due to the repayment of a $10 million note receivable from Ryan Beck.

FINANCIAL CONDITION

     We consider the interest rate sensitivity, credit risk, liquidity risk and equity pricing risk of our assets and liabilities, general economic conditions and our capital position in managing our financial condition.

     Our total assets at December 31, 2001 and 2000 were $4.7 billion and $4.6 billion, respectively. The increase in total assets primarily resulted from an increase in investment securities and tax certificates, securities available for sale, trading securities, cash and FHLB stock. The above increases were partially offset by declines in loans receivable, accrued interest receivable and deferred tax assets and cost over fair value of net assets acquired, net.

     The increase in investment securities and tax certificates was primarily due to the purchase of adjustable rate mortgage-backed securities and secondarily due to growth in our tax certificate portfolio. We experienced a slight increase in our securities available for sale balances, reflecting the purchase of adjustable rate mortgage-backed securities partially offset by principal repayments primarily on REMIC securities. The increase in trading securities relates to Ryan Beck's trading activities. The higher cash balances reflect an increase in amounts due from correspondent banks. The additional FHLB stock was due to higher required balances associated with FHLB advances at December 31, 2001 compared to 2000. The increase in real estate held for development and sale and joint ventures primarily resulted from purchases of land for future development at Core Communities and the commencement of additional real estate projects at Levitt and Sons.

     The decrease in net loans receivable primarily resulted from declining loan balances in our discontinued lines of business and in our residential loan portfolio. We discontinued the origination of indirect consumer loans, syndication loans, international loans to correspondent banks and lease financings. We also significantly reduced the origination of small business loans. The decline in residential loan balances reflects accelerated loan prepayments due to the declining interest rate environment during 2001. The decrease in accrued interest receivable resulted from lower balances and yields on loans as well as a decline in amounts receivable associated with interest rate swap contracts. The decline in deferred tax assets primarily resulted from an increase in the deferred tax liability on unrealized appreciation on securities available for sale and secondarily from reductions in deferred tax assets from the sale of real estate. The reduction in cost over fair value of net assets acquired reflects a $6.6 million goodwill impairment charge associated with our leasing subsidiary, LTI, as well as amortization of goodwill during 2001.

     Our total liabilities at December 31, 2001 and 2000 were $4.2 billion and $4.4 billion, respectively. The decrease in total liabilities primarily resulted from a decrease in short term borrowings and subordinated debentures partially offset by higher deposit balances, advances from the FHLB and other liabilities.

     The decline in short term borrowings reflects an increase in deposits and FHLB advance borrowings. The reduction in subordinated debentures primarily resulted from the redemption of our subordinated investment notes and conversion of our convertible subordinated debentures.

     The increase in deposit accounts was due to higher transaction account balances partially offset by a decline in certificate accounts. The transaction account increase reflects the introduction of no charge checking products and the declining interest rate environment resulting in the migration of deposit balances from certificate accounts to money market accounts. The increase in other liabilities reflects higher "securities sold not yet purchased" associated with Ryan Beck's trading activities and an increase in current income taxes payable.

     Stockholders' equity at December 31, 2001 was $435.7 million compared to $248.8 million at December 31, 2000. The increase was primarily attributed to the conversion of $50.0 million of convertible debentures to common stock, $96.5 million from the issuance of common stock in underwritten public offerings and the exercise of stock options, $13.3 million of after tax appreciation of other comprehensive income and earnings of $32.2 million. Offsetting the above increases were reductions in stockholder's equity of $5.3 million from dividends on common stock.

     The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 15 to the consolidated financial statements.

ASSET AND LIABILITY MANAGEMENT

     Our asset liability management is governed by policies that are reviewed and approved by the Board of Directors. The asset and liability committee, which is comprised of members of our executive management, meets quarterly and monitors our market risks to develop risk management strategies that are in accordance with our policies.

     We originate commercial real estate loans, commercial business loans, small business loans and consumer loans which generally have higher yields and shorter durations than residential real estate loans. In the past, we originated residential loans with both fixed and adjustable rates, however, currently the majority of residential loans originated are CRA loans sold to correspondents. We also purchase both fixed and variable rate residential loans which are retained for portfolio. We also acquire mortgage-backed securities (including REMIC) and Treasury securities with intermediate terms. We emphasize the origination of low cost transaction accounts that are generally less interest rate sensitive than time deposits. We have introduced numerous deposit products to promote growth of transaction deposit accounts. We also obtain brokered deposits in conjunction with interest rate swap contracts in order to fund LIBOR based commercial loans. The interest rate swap contracts have the effect of converting fixed rate deposits to LIBOR based borrowings. We have also entered into variable rate FHLB advances along with interest rate swap contracts in order to fix the variability of cash outflows on floating rate advances. We also increased our participation in the State of Florida's public funds program because rates paid were lower than current certificate rates.

MARKET RISK

     Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company's primary market risk is interest rate risk and its secondary market risk is equity price risk.

INTEREST RATE RISK

     The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities change in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2001 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

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

     The model calculates the net potential gains and losses in net portfolio fair value by:

     (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2001,

     (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and
     (iii) the difference between the fair value calculated in (i) and (ii) is the potential gains and losses in net portfolio fair values.

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

     The prepayment assumptions used in the model are:

a)       Fixed rate mortgages                   25%
b)       Fixed rate securities               12-13%
c)       Tax certificates                       10%

     Deposit runoff assumptions used in the model are as follows:

                                             Within      1-3       3-5       Over 5
                                             1 Year     Years     Years      Years
                                             ------     -----     ------     ------
Money fund savings accounts decay rates         17 %      17 %      16 %        14 %
NOW and savings accounts decay rates            37 %      32 %      17 %        17 %

     Presented below is an analysis of the Company's interest rate risk at December 31, 2001. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                Net
             Portfolio
 Changes       Value       Dollar
  in Rate      Amount      Change
-----------  -----------  ----------
      (dollars in thousands)
+200 bp      $485,315     $ (40,950)
+100 bp      $519,686     $  (6,579)
   0         $526,265     $       0
-100 bp      $491,845     $ (34,420)
-200 bp      $451,960     $ (74,305)

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

EQUITY PRICE RISK

     We maintain a portfolio of trading and available for sale securities which subjects us to equity pricing risks which would arise as the relative values of our equity securities change in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of the Company's trading and available for sale securities at December 31, 2001 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                          Available       Securities
       Percent             Trading        for Sale        Sold Not
      Change in          Securities      Securities          Yet            Dollar
     Fair Value          Fair Value      Fair Value       Purchased         Change
------------------     ------------    ------------    -------------    ----------
                                  (dollars in thousands)
               20%   $      81,955    $      27,834   $       46,117   $   25,984
               10%   $      75,126    $      25,515   $       42,274   $   12,992
                0%   $      68,296    $      23,195   $       38,431   $        0
             (10)%   $      61,466    $      20,876   $       34,588   $  (12,992)
             (20)%   $      54,637    $      18,556   $       30,745   $  (25,984)

     Excluded from the above table is $20.2 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

     Ryan Beck is a market maker in equity securities which could result, from time to time, in their holding securities during declining markets.

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

LIQUIDITY AND CAPITAL RESOURCES

     On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for approximately $170 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community from $78.5 million of the capital contribution received from BankAtlantic Bancorp and the liquidation of investments. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. Community had 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County.

     The Company's principal source of liquidity are dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at December 31, 2001 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $12.1 million and was increased to $16.8 million as a result of the March 2002 trust preferred securities issuance. The Company's estimated current annual dividends to common shareholders are $6.7 million. During 2001, the Company received $22.2 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002. For a further discussion on dividend restrictions see Notes 10 and 15 to the consolidated financial statements.

     The Company has maintained a revolving credit facility of $30 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. At December 31, 2001 approximately $100,000 was outstanding under this credit facility and we were in compliance with all loan covenants at December 31, 2001. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the note matures on September 1, 2004. This facility may be used for general corporate purposes. From time to time, we borrow funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

     In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Class A Common Stock and trust preferred securities. During December 2001, the Company sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million.

     We formed BBC Capital Trust II ("BBC Capital II"), a statutory business trust, for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in our Junior Subordinated Debentures. In March 2002, we completed an underwritten public offering under this shelf registration statement in which BBC Capital II issued 2.22 million shares of 8.50% Trust Preferred Securities, at a price of $25 per share. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of our 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, we contributed $1.7 million to BBC Capital II in exchange for BBC Capital II's Common Securities and such proceeds were also invested in an identical principal amount of 8.50% Junior Subordinated Debentures. BBC Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures.

     Holders of BBC Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by us. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds from this Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million.

     The Company used the proceeds from the above equity and trust preferred securities offerings to fund a portion of the purchase price to acquire Community Savings and for general corporate purposes.

     In March 1997, we formed BBC Capital Trust I ("BBC Capital"). BBC Capital is a statutory business trust which was formed for the purpose of issuing 9 1/2% Cumulative Trust Preferred Securities and investing the proceeds thereof in our Junior Subordinated Debentures. In April 1997, BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share. The gross proceeds from the offering of $74.75 million were invested in identical principal amount of our 9.50% Junior Subordinated Debentures which bear interest at the same rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, we contributed $2.3 million to BBC Capital in exchange for BBC Capital's Common Securities (the "Common Securities") and such proceeds were also invested in an identical principal amount of Junior Subordinated Debentures. BBC Capital's sole asset is $77.1 million in aggregate principal amount 9 1/2% Junior Subordinated Debentures.

     Holders of Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 9.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by us. The Trust Preferred Securities are considered debt for financial accounting and tax purposes.

     On November 25, 1997, we issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into Class A common stock. The 5 5/8% Debentures are redeemable at our option in whole or in part, at fixed redemption prices. The outstanding balance of our 5 5/8% Debentures at December 31, 2001 was $46.1 million.

     The indenture for our currently outstanding 9% Subordinated Debentures provides that we cannot declare or pay dividends on, or purchase, redeem or acquire for value our capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution we retain cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. We are in compliance with this requirement.

     In connection with the acquisition of Ryan Beck in June 1998, we established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc., Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted Common Stock out of the 755,474 shares outstanding under the retention pool were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. We may at our option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by us in cash on the vesting date (June 28, 2002), except we can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If we elect to exercise our rights to defer 50% of the cash payment, we will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

     On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Companies to the Company. There is no assurance that periodic sales of properties from real estate investments will be sufficient to fund operating expenses as incurred in future years. To the extent real estate sales are not adequate to cover operating expenses as incurred, it may be necessary to fund an operating deficit from other sources. While the Company is not obligated to repay any third party debt of Levitt under any circumstances, the Company has a significant investment in Levitt, and BankAtlantic has loans to Levitt and Levitt's joint ventures. Levitt Companies borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and contains covenants in the loan agreement that prohibit the payment of dividends or other advances by Levitt Companies to BankAtlantic Bancorp. There is currently $12.4 million outstanding on this loan. The loan bears interest at the prime rate plus 50 basis points and is scheduled to have an outstanding balance of $4.9 million at the September 1, 2005 maturity date.

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

     Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $268.5 million, $143.8 million and $217.2 million at December 31, 2001, 2000 and 1999, respectively. BankAtlantic also entered into a 5 year forward commitment to purchase the remaining balance of an identified portfolio of government agency securities in March 2005. The original principal balance of the portfolio was $225 million and the outstanding principal balance at December 31, 2001 was $110.8 million. The portfolio is estimated to paydown to $14.9 million during the 5 year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2001, loan commitments were approximately 9.7% of loans receivable, net.

     BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; sales of branch facilities, proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; other borrowings; and capital contributions from the Company. These funds were primarily utilized to fund loan disbursements and purchases, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit and payment of dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established for up to $110 million lines of credit with other banks to purchase federal funds and has established a $161.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. See Note 8 to the Consolidated Financial Statements for further details on lines of credit.

     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio, securities available for sale and mortgage-backed securities held to maturity at December 31, 2001. The total amount of principal repayments on loans and securities contractually due after December 31, 2002 was $3.5 billion, of which $1.0 billion have fixed interest rates and $2.5 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below.

                                       Principal
                                        Balance
                                      Outstanding
                                          on                              Schedule of Principal repayments
                                     December 31,                      For the Period Ending December 31, (1)
                                    ---------------   -------------------------------------------------------------------------
(in thousands)                           2001           2002        2003-2004   2005-2009    2010-2014    2015-2019     >2020
                                    ---------------   ---------   -----------  ----------  -----------   ----------   ---------
Commercial real estate             $        565,202  $  169,584  $    206,416  $  123,132  $    37,689  $    23,730  $    4,651
Residential real estate                   1,116,532         576        24,219      24,703       54,068      198,360     814,606
Real estate construction                  1,122,628     511,436       489,065     122,127            0            0           0
Consumer (2)                                217,742       9,009        25,416      17,013       46,975      119,131         198
Commercial business (4)                     232,350     142,225        54,114      35,133          505          373           0
                                    ---------------   ---------   -----------   ---------   ----------   ----------   ---------

  Total loans                      $      3,254,454  $  832,830  $    799,230  $  322,108  $   139,237  $   341,594  $  819,455
                                    ===============   =========   ===========   =========   ==========   ==========   =========
Total securities available for
  sale (3)                         $        843,867  $   29,053  $         68  $   13,331  $   249,472  $    24,006  $  527,937
                                    ===============   =========   ===========   =========   ==========   ==========   =========

Total mortgage-backed
  securities held to maturity      $        264,433  $        0  $          0  $        0  $         0  $         0  $  264,433
                                    ===============   =========   ===========   =========   ==========   ==========   =========

    (1) Does not include banker's acceptances, deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.
    (2) Includes second mortgage loans.
    (3) Includes in 2001 marketable equity securities available for sale of $23.2 million.
    (4) Includes due from foreign banks and lease financing.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2001 were (in thousands):

                                            Commercial      Real Estate
                                             Business       Construction         Total
                                           -------------   --------------   -------------
One year or less                          $      172,826  $       764,093  $      936,919
Over one year, but less than five years           55,626          348,262         403,888
Over five years                                    3,898           10,273          14,171
                                           -------------   --------------   -------------
                                          $      232,350  $     1,122,628  $    1,354,978
                                           =============   ==============   =============
Due After One Year:

Pre-determined interest rate              $       59,524  $        27,569  $       87,093
Floating or adjustable interest rate                   0          330,966         330,966
                                           -------------   --------------   -------------
                                          $       59,524  $       358,535  $      418,059
                                           =============   ==============   =============

Loan Concentration - BankAtlantic's geographic loan concentration at December 31, 2001 was:

Florida       54%
California     6%
Northeast      9%
Other         31%
             ----
   Total     100%
             ====

     The loan concentration for BankAtlantic's originated portfolio is primarily in Florida where economic conditions have generally remained stable during the three years ended December 31, 2001. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

     A summary of our consolidated cash flows follows (in thousands):

                                                  For the Years Ended December 31,
                                              ------------------------------------------
                                                    2001          2000          1999
                                              ------------    ----------    ------------
Net cash provided (used) by:
  Operating activities                       $      80,632   $   102,894   $    (83,759)
  Investing activities                              (5,969)     (450,592)      (286,540)
  Financing activities                             (41,151)      344,008        359,859
                                              ------------    ----------    ------------
Increase (decrease) in cash and cash
 equivalents and due from banks              $      33,512   $    (3,690)  $    (10,440)
                                              ============   ===========   =============

     Cash flows from operating activities decreased during 2001 compared to 2000 due primarily to declines in loan sales, provision for credit losses and additional investments in real estate. The above declines in cash flows were partially offset by a substantial increase in earnings and other liabilities as well as a decrease in accrued interest receivable. Cash flows from operating activities increased from 2000 compared to 1999 due primarily to a decline in loans purchased or originated for resale and a significant increase in other liabilities

     Cash provided by investing activities increased during 2001 compared to 2000 resulting primarily from lower purchases and originations of loans and leases and a significant increase in sales and maturities of securities available for sale and investment securities. These increases in cash flows from investing activities were partially offset by higher purchases of securities.

     Cash used by investing activities declined during 2000 compared to 1999 resulting primarily from lower proceeds from the sales of securities available for sale offset by higher proceeds from the redemption and maturity of investment securities and tax certificates.

     Cash provided by financing activities declined during 2001 compared to 2000 resulting primarily from decreases in short term borrowings, deposits and notes payable. The decreases were partially offset by proceeds from the issuance of common stock.

     Cash provided by financing activities declined slightly during 2000 compared to 1999. The decline primarily resulted from payments to retire our publicly held Class B Common Stock, net repayments of FHLB advances and other borrowings partially offset by an increase in net deposit balances.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The tables below summarize the Company's contractual obligations and commercial commitments at December 31, 2001 (in thousands).

                                                                   Payments Due by Period
                                         -------------------------------------------------------------------------
                                                                Less
              Contractual                                      Than 1          1-3          4-5          After 5
              Obligations                     Total            year           years        years          years
-----------------------------------      --------------    -----------     ----------    -----------    ----------
Long-Term Debt                         $        206,178   $     26,919    $    19,213   $     34,386   $   125,660
Operating Lease Obligations                      27,842          7,381         11,312          4,938         4,211
                                         --------------    -----------     ----------    -----------    ----------
Total Contractual Cash Obligations     $        234,020   $     34,300    $    30,525   $     39,324   $   129,871
                                         --------------    -----------     ----------    -----------    ----------

                                                          Amount of Commitment Expiration Per Period
                                         ----------------------------------------------------------------------------
                                              Total            Less
           Other Commercial                  Amounts          Than 1           1-3           4-5          After 5
              Commitments                   Committed          year           years         years          years
-------------------------------------    ----------------  --------------  ------------  -------------  -------------
Lines of Credit                        $     303,849      $  107,300      $   59,074   $        -     $   137,475

Standby Letters of Credit                     30,509          30,509               -            -               -

Other Commercial Commitments                 208,147         208,147               -            -               -

Other Commitments                            171,146          60,394               -      110,752
                                         ----------------  --------------  ------------  -------------  -------------
Total Commercial Commitments           $     713,651      $  406,350      $   59,074   $  110,752     $   137,475
                                         ----------------  --------------  ------------  -------------  -------------

RELATED PARTY TRANSACTIONS

     During 1998, Levitt entered into an agreement with the Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby the Abdo Companies receive monthly management fees from Levitt. BFC Financial Corporation ("BFC") received management fees in connection with providing accounting, general and administrative services to Levitt Companies. Management fees to related parties for the years ended December 31, 2001, 2000 and 1999 consisted of:

                            For the Years Ended December 31,
                       -----------------------------------------
                           2001           2000           1999
                           ----           ----           ----
Abdo Companies       $     291,246    $   475,136    $   600,000
BFC                         80,000         80,000         80,000
                       -----------     ----------     ----------
                     $     371,246    $   555,136    $   680,000
                       ===========     ==========     ==========

     The Company is an investor in Seisint, Inc., a privately held technology company located in Boca Raton, Florida ("Seisint"). Seisint owns 748,000 shares of the Company's Class A Common Stock. The Company has a $15 million investment in 3,033,386 shares of Seisint common stock. Both Alan B. Levan and John E. Abdo were directors of Seisint and each own direct and indirect interests in an aggregate of 216,517 shares of Seisint Common Stock. The shares owned by the Company and Mr. Levan and Mr. Abdo were acquired in October 1999 at a price of $4.95. The Company and its affiliates collectively own approximately 7% of Seisint's outstanding common stock. During 2001 Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint personally regarding his role in Seisint. Seisint is not a party to the lawsuit. Seisint also serves as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $169,377 and $368,000 were paid to Seisint for its services during the years ended December 31, 2001 and 2000, respectively.

     During 2000, the Company invested $1.2 million in two private limited partnerships managed by BFC Financial Corporation. During 2000, approximately $9.8 million of capital was raised by these partnerships, $3.8 million of which was provided by independent third parties. Both Alan B. Levan and John E. Abdo each own direct and indirect interests in these partnerships. The Company has a 12.5% equity interest in two partnerships, and together with its affiliates, including Mr. Levan and Mr. Abdo, collectively own approximately 61% of the partnerships. The investments in the limited partnerships are reflected on the equity method of accounting in the consolidated financial statements of the Company.

     Certain officers of Levitt Companies have minority ownership interests in joint venture partnerships in which Levitt Companies is also a limited or general partner.

     Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

CRITICAL ACCOUNTING POLICIES

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements which also involve estimates and judgments about inherently uncertain matters. We have identified five accounting policies that management views as critical to the portrayal of our financial condition and results of operations. The five accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) other than temporary declines in fair value, (iv) impairment of long lived assets and (v) real estate held for development and sale and joint venture activities.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     We perform monthly detailed reviews of our loan and lease portfolios in an effort to identify inherent risks, assess the overall collectibility of those portfolios and to establish our allowance for loan and lease losses. These ongoing reviews are performed by a credit review group that is independent of loan origination activities. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. A non-homogenous loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management identification of classified loans. Classified loans are identified by us based upon established criteria and represent loans of lesser quality than the general portfolio. These classifications are "special mention", "substandard", "doubtful" or "loss". The special mention category applies to loans not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable or improbable. Loss loans are charged-off. All non-homogenous classified loans are evaluated for impairment. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. An observable market price of an impaired loan is the best indication of its fair value. The majority of our impaired loans do not have an observable market price and are valued based on the other two methods. Loans that are collateral dependent are valued at the fair value of the collateral less the cost to dispose of the collateral. Unsecured loans are fair valued based on the present value of expected future cash flows. These valuations require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management's attention about the loans or a change in the current economic environment.

     The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. Based on statistical data management assigns loss percentages to groups of loans by product type and classified loan grades. Loans that are not classified are also assigned a loss percentage based on historical loss experiences for the specific loan category.

     The above two components are the assigned portion of the allowance for loan and lease losses. The remaining component of the allowance is the unassigned component determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan and lease losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate from period to period.

     Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan and leases losses reflects management's best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2001 our allowance for loan losses was $44.6 million. See "Provision for Loan Losses" for a discussion on the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

VALUATION OF SECURITIES, TRADING ACTIVITIES AND DERIVATIVE INSTRUMENTS

     We record our securities available for sale, trading activities and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining prices actively quoted on national markets, using a price matrix and applying a management valuation model.

     The following table provides the sources of fair value for our securities available for sale, trading activities and derivative instruments at December 31, 2001 (in thousands).

                                                National
                                              Market price         Price           Valuation
                                                 Quotes            Matrix            Model              Total
                                            --------------     --------------    ----------------   --------------
                                              >
Securities available for sale

  Mortgage-backed securities               $          -       $    814,591     $         -         $      814,591

  U.S. treasury notes                                 -              5,819               -                  5,819

  Other bonds                                         -                262               -                    262

  Equity securities                              23,195                  -               -                 23,195
                                            --------------     --------------    ---------------    --------------
Total securities available for sale              23,195            820,672               -                843,867
                                            --------------     --------------    ---------------    --------------
Trading activities

  Trading securities                             68,296                  -               -                 68,296

  Securities sold not yet purchased             (38,431)                 -               -                (38,431)
                                            --------------     --------------    ---------------    --------------
Total trading activities                         29,865                  -               -                 29,865
                                            --------------     --------------    ---------------    --------------
Derivative instrument

Interest rate swap contracts                          -                  -          (1,829)                (1,829)
                                            --------------     --------------    ---------------    --------------
Total                                      $     53,060       $    820,672     $    (1,829)        $      871,903
                                            ==============     ==============    ===============    ==============

     Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that we own in some of these equity securities is in excess of the securities average daily trading volume. As a consequence we may not be able to realize the quoted market price upon sale. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income.

     We subscribe to a third party service to obtain a price matrix fair value of our debt securities available for sale. The pricing matrix computes a fair value of debt securities based on inputting the securities' coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income.

     Interest rate swap contracts are valued against the swap curve obtained from a financial information provider. We present value future estimated cash flows against intervals of time on the swap curve in order to calculate the estimated fair value at period end. Changes in the fair value of derivatives designated as part of a hedge transaction are recorded each period in current earnings for fair value hedges or other comprehensive income for cash flow hedges. The fair value of interest rate swap contracts may significantly increase or decrease based on changes in interest rates. Interest rate swap contracts are originated in conjunction with our hedge strategy in order to attempt to reduce our interest rate risk.

     The fair value of trading securities and securities sold but not yet purchased are listed on national market exchanges and have quoted market values. The fair value of these securities are highly sensitive to changes in the interest rate environment and economic conditions.

OTHER THAN TEMPORARY DECLINES IN VALUE OF INVESTMENT SECURITIES

     Declines in the fair value of individual equity securities available for sale or equity investments in private companies below their cost that are other than temporary result in write-downs of the individual securities to their fair value with a corresponding charge in our statement of operations. Equity securities available for sale are recorded in our financial statement at fair value with a corresponding increase or decrease in comprehensive income. Other than temporary declines in the value of equity securities available for sale are based on the length of time that the market value of the security was at least 20% below its cost, the financial condition and near term prospects of the issuer and the likelihood of the market value of the security increasing in the foreseeable future.

     Equity investments in private companies are recorded in our financial statements at historical cost. These securities are considered speculative investments. Our investments in these companies are evaluated for other than temporary declines in value based on their performance compared to initial business plans, future cash flow projections, success of subsequent fund raising and current financial condition. These evaluations are subjective and management attempts to consider all available evidence to evaluate an other than temporary write down of these securities, including financial statements, industry statistics and near term prospects of the companies. Due to the subjectivity of our evaluations and due to the uncertainty of future events, including economic conditions, the realizable value is highly uncertain and may differ substantially from our evaluations. We have $20.2 million of equity investments in private companies at December 31, 2001. Many of these companies are in the development stage. As a consequence, the realization of our investment is dependent upon each company's ability to successfully implement its respective business plan and to obtain future fundings if required, achieve market acceptance of its products and limit the impact of market downturns.

IMPAIRMENT OF LONG LIVED ASSETS

     Long-lived assets and cost over fair value of net assets acquired ("goodwill") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is not deemed to be recoverable if it is greater than the sum of the undiscounted cash flows expected from the asset. An impairment loss is the amount by which the carrying value exceeds the asset's fair value. In performing a review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The estimates of future cash flows are subjective and involve a significant amount of judgment. Fair values are not available for many of our long-lived assets and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Based on the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets." on January 1, 2002 we are required to evaluate goodwill for impairment by comparing the carrying value of each reporting unit to the fair value of the reporting unit instead of comparing undiscounted estimated cash flows to the carrying amount of the asset. This change in accounting policy may result in an impairment loss associated with our existing goodwill. The impairment loss, if any, will be recognized as the cumulative effect of a change in accounting principle in our statement of operations. We are currently evaluating our goodwill under the new accounting policy for impairment and we are not yet able to estimate the impact, if any, that Statement No. 142 may have on our existing goodwill.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

     Our real estate development activities includes land, acquisition costs, land development costs, and other construction costs and are accounted for at the lower of accumulated cost or estimated fair value in our financial statements. Start-up costs, construction overhead and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The allocation of common costs to homes is based on actual costs incurred plus estimated costs to complete. These estimated costs are subjective and may change based on future market conditions. The estimated fair value of real estate is evaluated annually based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation attempts to take into consideration the current status of the property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments. We account for our joint venture partnership interests in which we have a 50% or less ownership interest using the equity method of accounting. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture's earnings or losses. Our joint venture investments are evaluated annually for other than temporary losses in value. Evidence of other than temporary losses includes the inability of the joint venture to sustain an earnings capacity which would justify the carrying amount of the investment and consistent joint venture operating losses. Our evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

     At December 31, 2001, the balance of real estate held for development and sale and joint venture activities was $178.2 million.

     The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and home building industries include: a surplus of available real estate offerings in the market or decreases in demand; over-building; an unfavorable interest rate environment; changes in general economic conditions; a scarcity of land available for development which can be obtained at prices that are viable from a business perspective; and significant volatility and fluctuations in underlying real estate values. We are susceptible to downturns in the South Florida real estate market since the majority of our developments are located in South Florida. Additionally, our periodic sales of properties may be insufficient to ensure that revenues are generated as expenses are incurred. Further, if sales are not adequate to cover operating expenses as incurred, it may be necessary to seek a source of additional operating funds and this may have a negative impact on our earnings.

DIVIDENDS

     The availability of funds for dividend payments depends upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - "Limitation on Capital Distributions."

     The indenture relating to the Company's 9% Debentures impose restrictions on the Company's ability to pay dividends to its common shareholders. See Note 10 to the consolidated financial statements for further details on dividend restrictions related to Debenture Indentures.

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

              ITEM 8. Financial Statements and Supplementary Data.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE

Independent Auditors' Report...........................................................      F-3

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000........      F-4

Consolidated Statements of Operations for each of the years in
 the three year period ended December 31, 2001.........................................      F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income
 for each of the years in the three year period ended December 31, 2001................      F-8

Consolidated Statements of Cash Flows for each of the years in
 the three year period ended December 31, 2001.........................................      F-11

Notes to Consolidated Financial Statements.............................................      F-14

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
BankAtlantic Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                                                        KPMG LLP

Fort Lauderdale, Florida
January 29, 2002
(except for Note 24, as to which the date is March 22, 2002 )

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                         December 31,
                                                                                -----------------------------
(In thousands, except share data)                                                  2001               2000
                                                                                -----------       -----------
ASSETS
Cash and due from depository institutions (See Note 14)                         $   120,049       $    85,109
Securities purchased under resell agreements (See Note 3)                               156             1,584
Investment securities and tax certificates (approximate fair value:
  $434,470 and $387,971) (See Note 3)                                               428,718           383,619
Loans receivable, net (See Notes 4, 8)                                            2,774,238         2,853,804
Securities available for sale (at fair value) (See Note 3)                          843,867           839,010
Trading securities (at fair value) (See Note 3)                                      68,296            43,557
Accrued interest receivable (See Note 4)                                             33,706            44,046
Real estate held for development and sale and joint ventures (See Note 21)          178,273           147,755
Office properties and equipment, net (See Note 6)                                    61,685            59,850
Federal Home Loan Bank stock, at cost which approximates
   fair value (See Notes 8, 14)                                                      56,428            51,940
Deferred tax asset, net (See Note 12)                                                17,879            25,973
Cost over fair value of net assets acquired, net (See Note 20)                       39,859            49,882
Other assets (See Notes 4, 10, 13)                                                   31,332            31,171
                                                                                -----------       -----------
         Total assets                                                           $ 4,654,486       $ 4,617,300
                                                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (See Note 7)                                                           $ 2,276,567       $ 2,234,485
Advances from FHLB (See Note 8)                                                   1,106,030         1,038,801
Securities sold under agreements to repurchase  (See Note 9)                        406,070           659,502
Federal funds purchased (See Note 8)                                                 61,000             9,700
Subordinated debentures, notes and bonds payable  (See Note 10)                     131,428           224,358
Guaranteed preferred beneficial interests in Company's Junior Subordinated
  Debentures (See Note 10)                                                           74,750            74,750
Other liabilities (See Notes 3, 5, 11)                                              162,968           126,883
                                                                                -----------       -----------
         Total liabilities                                                        4,218,813         4,368,479
                                                                                -----------       -----------
Commitments and contingencies (See Note 14)

Stockholders' equity: (See Notes 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized;
  none issued and outstanding                                                             0                 0
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 53,203,159 and 31,704,365 shares                              532               317
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 4,876,124 and 4,876,124 shares                                 49                49
Additional paid-in capital                                                          251,202           103,745
Unearned compensation - restricted stock grants                                      (1,359)             (391)
Retained earnings                                                                   170,349           143,471
                                                                                -----------       -----------
Total stockholders' equity before accumulated other comprehensive income            420,773           247,191
Accumulated other comprehensive income                                               14,900             1,630
                                                                                -----------       -----------
         Total stockholders' equity                                                 435,673           248,821
                                                                                -----------       -----------
         Total liabilities and stockholders' equity                             $ 4,654,486       $ 4,617,300
                                                                                ===========       ===========


                 See Notes to Consolidated Financial Statements

                BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



(In thousands, except share and per share data)                                           For the Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                       2001            2000            1999
                                                                                     ---------       ---------       ---------
INTEREST INCOME:
Interest and fees on loans and leases                                                $ 237,064       $ 246,381       $ 219,705
Interest and dividends on securities available for sale                                 52,813          50,799          52,306
Interest and dividends on other investment and trading securities                       35,741          30,711          13,926
                                                                                     ---------       ---------       ---------
        Total interest income                                                          325,618         327,891         285,937
                                                                                     ---------       ---------       ---------
INTEREST EXPENSE:

Interest on deposits (See Note 7)                                                       85,668          91,723          76,875
Interest on advances from FHLB                                                          60,472          61,331          54,242
Interest on securities sold under agreements to repurchase and federal
  funds purchased                                                                       24,270          34,617          18,329
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures                                                               22,938          28,828          19,915
Capitalized interest on real estate developments and joint ventures                     (5,749)         (6,487)           (690)
                                                                                     ---------       ---------       ---------
        Total interest expense                                                         187,599         210,012         168,671
                                                                                     ---------       ---------       ---------
NET INTEREST INCOME                                                                    138,019         117,879         117,266
Provision for loan losses (See Note 4)                                                  16,905          29,132          30,658
                                                                                     ---------       ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    121,114          88,747          86,608
                                                                                     ---------       ---------       ---------
NON-INTEREST INCOME:

Investment banking income (See Note 3)                                                  43,436          51,101          49,938
Gains on sales of real estate developed for sale
 and joint venture activities (See Note 21)                                             36,583          23,217           9,061
Transaction fees                                                                        16,372          13,666          14,172
ATM fees                                                                                10,507          10,881           9,945
Loan late fees and other loan income                                                     4,224           4,144           5,122
Gains on trading securities and securities available for sale, net (See Note 3)          3,597           2,226           1,928
Gains (losses) on sales of loans held for sale, net (See Note 4)                            60            (528)          1,703
Other                                                                                    8,494          11,457           8,200
                                                                                     ---------       ---------       ---------
        Total non-interest income                                                      123,273         116,164         100,069
                                                                                     ---------       ---------       ---------
NON-INTEREST EXPENSE:

Employee compensation and benefits (See Notes 11,13)                                    95,098          90,927          74,995
Occupancy and equipment                                                                 28,491          27,254          24,422
Advertising and promotion                                                                7,897           8,219           4,025
Amortization of cost over fair value of net assets acquired                              4,073           4,081           4,001
Impairment of cost over fair value of net assets acquired (See Note 20)                  6,624               0               0
Restructuring charge and impairment write-downs (See Note 5)                               331           2,656               0
Other                                                                                   47,862          44,070          32,336
                                                                                     ---------       ---------       ---------
        Total non-interest expense                                                     190,376         177,207         139,779
                                                                                     ---------       ---------       ---------
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, EXTRAORDINARY
  ITEMS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                       54,011          27,704          46,898
Provision for income taxes (See Note 12)                                                22,736          11,607          18,106
                                                                                     ---------       ---------       ---------
INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                             31,275          16,097          28,792
Income from discontinued mortgage servicing business
  (less applicable income taxes of $361 and $1,269) (See Note 5)                             0             669           2,077
Extraordinary items (less applicable (benefit) income taxes of
    ($136) and $4,280) (See Note 10)                                                      (253)          7,948               0
Cumulative effect of a change in accounting principle (less applicable
  income taxes of $683) (See Note 1)                                                     1,138               0               0
                                                                                     ---------       ---------       ---------
NET INCOME                                                                           $  32,160       $  24,714       $  30,869
                                                                                     =========       =========       =========


                                                                     (CONTINUED)



                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                          For the Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                       2001            2000            1999
                                                                                     ---------       ---------       ---------
EARNINGS PER SHARE (SEE NOTE 2)
Basic earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                                            $    0.74       $     N/A       $     N/A
Basic earnings per share from discontinued operations                                     0.00             N/A             N/A
Basic loss per share from extraordinary items                                            (0.01)            N/A             N/A
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                                 0.03             N/A             N/A
                                                                                    ----------       ---------       ---------
Basic earnings per share                                                            $     0.76       $     N/A       $     N/A
                                                                                    ==========       =========       =========

Diluted earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                                           $     0.63       $     N/A       $     N/A
Diluted earnings per share from discontinued operations                                   0.00             N/A             N/A
Diluted earnings per share from extraordinary items                                       0.00             N/A             N/A
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                                 0.02             N/A             N/A
                                                                                    ----------       ---------       ---------
Diluted earnings per share                                                          $     0.65       $     N/A       $     N/A
                                                                                    ==========       =========       =========

Basic weighted average number of common shares outstanding                          42,091,961             N/A             N/A
                                                                                    ==========       =========       =========
Diluted weighted average number of common and common
  equivalent shares outstanding                                                     54,313,104             N/A             N/A
                                                                                    ==========       =========       =========



                                                                     (CONTINUED)










     See Notes to Consolidated Financial Statements - Unaudited (Continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  For the Years Ended December 31,
                                                                  ----------------------------------------------------------------
                                                                     2001                      2000                        1999
                                                                  ----------                -----------                 ----------
CLASS A COMMON SHARES (SEE NOTE 2)
Basic earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                         $      N/A                $      0.42                 $     0.72
Basic earnings per share from discontinued operations                    N/A                       0.02                       0.05
Basic earnings per share from extraordinary items                        N/A                       0.20                       0.00
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                N/A                       0.00                       0.00
                                                                  ----------                -----------                 ----------
Basic earnings per share                                          $      N/A                $      0.64                 $     0.77
                                                                  ==========                ===========                 ==========

Diluted earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                         $      N/A                $      0.38                 $     0.59
Diluted earnings per share from discontinued operations                  N/A                       0.01                       0.03
Diluted earnings per share from extraordinary items                      N/A                       0.15                       0.00
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                N/A                       0.00                       0.00
                                                                  ----------                -----------                 ----------
Diluted earnings per share                                        $      N/A                $      0.54                 $     0.62
                                                                  ==========                ===========                 ==========

Basic weighted average number of common shares outstanding               N/A                 31,560,093                 30,776,168
                                                                  ==========                ===========                 ==========
Diluted weighted average number of common and common
  equivalent shares outstanding                                          N/A                 47,126,250                 48,856,323
                                                                  ==========                ===========                 ==========

CLASS B COMMON SHARES (SEE NOTE 2)

Basic earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                         $      N/A                $      0.37     $          $      0.66
Basic earnings per share from discontinued operations                    N/A                       0.02                       0.04
Basic earnings per share from extraordinary items                        N/A                       0.18                       0.00
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                N/A                       0.00                       0.00
                                                                  ==========                ===========                 ==========
Basic earnings per share                                          $      N/A                $      0.57                 $     0.70
                                                                  ==========                ===========                 ==========

Diluted earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                         $      N/A                $      0.37                 $     0.57
Diluted earnings per share from discontinued operations                  N/A                       0.01                       0.03
Diluted earnings per share from extraordinary items                      N/A                       0.13                       0.00
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                N/A                       0.00                       0.00
                                                                  ==========                ===========                 ==========
Diluted earnings per share                                        $      N/A                $      0.51                 $     0.60
                                                                  ==========                ===========                 ==========

Basic weighted average number of common shares outstanding               N/A                  8,029,287                 10,316,879
                                                                  ==========                ===========                 ==========
Diluted weighted average number of common and common
  equivalent shares outstanding                                          N/A                  8,319,359                 10,995,037
                                                                  ==========                ===========                 ==========







                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2001


                                                                                                            Accumul-
                                                                                              Unearned       ated
                                                                                               Compen-      Other
                                                                        Addi-                  sation-      Compre-
                                                 Compre-               tional                 Restricted    hensive
                                                 hensive    Common     Paid-in     Retained     Stock        Income
(In Thousands)                                   Income      Stock     Capital     Earnings     Grants       (Loss)        Total
                                                 -------    ------    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 1998                                    $317    $147,741     $ 95,818     $(7,062)    $  3,626      $240,440

Net income                                      $ 30,869         0           0       30,869           0            0        30,869
Other comprehensive loss,
 net of income tax:
   Unrealized losses on securities
     available for sale                          (29,866)
   Reclassification adjustment
     for gains included in net
     income (less income tax
     provision of $468)                             (705)
                                                --------
Other comprehensive loss                         (30,571)
                                                --------
Comprehensive income                            $    298
                                                ========
Dividends on Class A common stock                                0           0       (3,010)          0            0        (3,010)
Dividends on Class B common stock                                0           0         (984)          0            0          (984)
Exercise of Class A common stock
  options                                                        0         262            0           0            0           262
Exercise of Class B common stock
  options                                                        1         410            0           0            0           411
Tax effect relating to the exercise
  of stock options                                               0         141            0           0            0           141
Purchase and retirement of Class
  A common stock                                               (10)     (8,384)           0           0            0        (8,394)
Purchase and retirement of Class
  B common stock                                                (2)     (1,562)           0           0            0        (1,564)
Fair value of stock options granted
  to nonemployees                                                0          69            0           0            0            69
Issuance of Class A common stock                                12       6,102            0           0            0         6,114
Unearned compensation - restricted
 stock grants                                                    1         673            0        (674)           0             0
Amortization of unearned compensation
 - restricted stock grants                                       0           0            0       2,103            0         2,103
Stock dividend August 1999                                      54           0          (54)          0            0             0
Net change in unrealized
  appreciation on securities available
  for sale-net of deferred income taxes                          0           0            0           0      (30,571)      (30,571)
                                                              ----    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 1999                                    $373    $145,452     $122,639     $(5,633)    $(26,945)     $235,886
                                                              ====    ========     ========     =======     ========      ========



The components of other comprehensive loss relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2001



                                                                                                           Accumul-
                                                                                              Unearned       ated
                                                                                               Compen-       Other
                                                                        Addi-                  sation-      Compre-
                                                 Compre-                tional               Restricted     hensive
                                                 hensive    Common     Paid-in     Retained     Stock       Income
(IN THOUSANDS)                                   Income      Stock     Capital     Earnings     Grants       (Loss)        Total
                                                 -------    ------    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 1999                                    $373    $145,452 $    122,639     $(5,633)    $(26,945)     $235,886

Net income                                      $ 24,714         0           0     $ 24,714           0            0        24,714
Other comprehensive income,
  net of income tax:
   Unrealized gains on securities
     available for sale                           29,873
   Reclassification adjustment
     for gains included in net
     income (less income tax
     provision of $714)                           (1,298)
                                                --------
Other comprehensive income                        28,575
                                                --------
Comprehensive income                            $ 53,289
                                                ========
Dividends on Class A
  common stock                                                   0           0       (3,204)          0            0        (3,204)
Dividends on Class B
  common stock                                                   0           0         (678)          0            0          (678)
Exercise of Class A
  common stock options                                           0          37            0           0            0            37
Exercise of Class B
  common stock options                                           6       2,126            0           0            0         2,132
Tax effect relating to the
  exercise of stock options                                      0         100            0           0            0           100
Purchase and retirement of
   Class B common stock                                         (6)     (4,357)           0           0            0        (4,363)
Retirement of publicly
  traded Class B common
  stock pursuant to corporate
  transaction                                                    0     (33,243)           0           0            0       (33,243)
Compensation in connection
  with corporate transaction                                     0       1,320            0           0            0         1,320
Issuance of Class A common
  stock upon conversion of
  subordinated debentures, net                                   0          34            0           0            0            34
Forfeited Class A restricted
  common stock                                                   0        (123)           0         103            0           (20)
Exchange of Class A restricted
  common stock for participation
  in deferred compensation plan                                 (7)     (7,779)           0       4,599            0        (3,187)
Amortization of  unearned compensation
  - restricted stock grants                                      0           0            0         540            0           540
Issuance of Class A restricted
  Common Stock for acquisitions                                  0         178            0           0            0           178
Net change in unrealized
  appreciation on securities
  available for sale-net of deferred
  income taxes                                                   0           0            0           0       28,575        28,575
                                                              ----    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 2000                                    $366    $103,745     $143,471     $  (391)    $  1,630      $248,821
                                                              ====    ========     ========     =======     ========      ========


The components of other comprehensive income relate to the net unrealized appreciation (depreciation) on securities available for sale, net of income taxes.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2001



                                                                                                            Accumul-
                                                                                              Unearned       ated
                                                                                               Compen-       Other
                                                                        Addi-                  sation-      Compre-
                                                 Compre-               tional                 Restricted    Hensive
                                                 hensive    Common     Paid-in     Retained     Stock       Income
(In Thousands)                                   Income      Stock     Capital     Earnings     Grants       (Loss)        Total
                                                 -------    ------    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 2000                                    $366    $103,745     $143,471     $  (391)    $  1,630      $248,821
  Net income                                    $ 32,160                             32,160                                 32,160
                                                --------
  Other comprehensive income,
     net of tax:
   Unrealized gains on securities
     available for sale                           17,798
   Accumulated losses associated
     with cash flow hedges                        (2,288)
   Reclassification adjustment
     for cash flow hedges                            924
   Reclassification adjustment
     for net gains included in net
     income (less income tax
     provision of $1,780)                        (3,164)
                                                -------
  Other comprehensive income                     13,270
                                                -------
Comprehensive income                            $45,430
                                                =======
Dividends on Class A Common Stock                                0           0       (4,747)          0            0        (4,747)
Dividends on Class B Common Stock                                0           0         (535)          0            0          (535)
Exercise of Class A common stock options                         4       1,572            0           0            0         1,576
Tax effect relating to the exercise of
   stock options                                                 0         598            0           0            0           598
Issuance of Class A common stock upon
  conversion of subordinated debentures                         89      49,846            0           0            0        49,935
Issuance of Class A common stock                               122      95,441                   (1,209)                    94,354
Amortization of  unearned compensation
  -restricted stock grants                                       0           0            0         241            0           241
Net change in accumulated other comprehensive
  income, net of income taxes                                    0           0            0           0       13,270        13,270
                                                              ----    --------     --------     -------     --------      --------
BALANCE, DECEMBER 31, 2001                                    $581    $251,202     $170,349     $(1,359)    $ 14,900      $435,673
                                                              ====    ========     ========     =======     ========      ========


The components of other comprehensive income relate to the net unrealized appreciation on securities available for sale and unrealized losses on cash flow hedges, net of income taxes.


                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Years Ended December 31,
                                                                         ---------------------------------------------
(IN THOUSANDS)                                                              2001              2000             1999
                                                                         ---------         ---------         ---------
OPERATING ACTIVITIES:
Income before discontinued operations, extraordinary items and
  cumulative effect of a change in accounting principle                  $  31,275         $  16,097         $  28,792
Income from discontinued operations, net of tax                                  0               669             2,077
(Loss) gain from extraordinary items, net of tax                              (253)            7,948                 0
Cumulative effect of a change in accounting principle, net of tax            1,138                 0                 0
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
Provision for credit losses (1)                                             18,222            30,166            31,426
Change in real estate inventory                                            (28,978)           (1,270)           (1,040)
Loans held for sale activity, net                                           15,203           (34,747)         (247,491)
Gains from  securities activities, net                                      (3,597)           (2,226)           (1,928)
Gains on sales of property and equipment, net                                 (386)             (874)           (2,005)
Gains on sales of in-store branches                                         (1,577)                0                 0
Depreciation, amortization and accretion, net                                  581             5,051            13,510
Restructuring charges and impairment write-downs, net                          331             2,656                 0
Impairment of cost over fair value of net assets acquired                    6,624                 0                 0
Provision (benefit) for deferred income taxes                                  597            (2,488)            5,940
Proceeds from sales of loans classified as held for sale                    24,017            50,109           127,592
Trading activities, net                                                    (24,739)          (20,246)            6,612
Decrease (increase) in accrued interest receivable                          10,340           (13,452)           (2,823)
Amortization of cost over fair value of net assets acquired                  4,073             4,081             4,001
Compensation in connection with corporate  transaction                           0             1,320                 0
(Increase) decrease in other assets                                         (3,724)            5,324            (7,316)
Increase (decrease) in other liabilities                                    34,373            55,917           (40,297)
Equity in joint venture earnings                                            (2,888)           (1,141)             (809)
                                                                         ---------         ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            80,632           102,894           (83,759)
                                                                         ---------         ---------         ---------


                                                                     (Continued)




                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         For the Years Ended December 31,
                                                                                -----------------------------------------------
(IN THOUSANDS)                                                                     2001              2000              1999
                                                                                -----------       -----------       -----------
INVESTING ACTIVITIES:
Purchase of investment securities and tax certificates                             (267,025)         (426,177)         (123,482)
Proceeds from redemption and maturity of investment securities
  and tax certificates                                                              221,434           155,256            72,315
Purchase of securities available for sale                                          (485,732)         (152,162)         (727,663)
Proceeds from sales and maturities of  securities available for sale                509,833           259,867           499,733
Purchases and net repayments (originations) of loans and leases                      24,039          (291,500)          (13,221)
Proceeds from sales of real estate owned                                              5,860             5,053            11,721
Net additions to office properties and equipment                                    (11,427)          (11,374)           (5,936)
Proceeds from sales of properties and equipment                                         529             1,577             3,456
Investments and repayments (advances) to joint ventures                               1,348             4,620           (18,166)
Purchases of FHLB stock net of redemptions                                           (4,488)            4,470            (4,180)
Proceeds from sales of mortgage servicing rights                                          0                 0            32,650
Mortgage servicing rights purchased and originated                                        0                 0              (897)
Acquisitions, net of cash acquired                                                     (340)             (222)          (12,870)
                                                                                -----------       -----------       -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     (5,969)         (450,592)         (286,540)
                                                                                -----------       -----------       -----------
FINANCING ACTIVITIES:
Net increase in deposits                                                            125,252           206,593           106,580
Reduction in deposits from sale of in-store branches, net                           (81,593)                0                 0
Proceeds from FHLB advances                                                         365,000         1,359,004           644,000
Repayments of FHLB advances                                                        (297,771)       (1,418,389)         (590,386)
Net increase (decrease) in federal  funds purchased                                  51,300             3,800           (12,600)
Proceeds from notes and bonds payable                                                62,136           113,586             5,085
Repayment of notes and bonds  payable                                               (67,854)          (64,071)           (4,751)
Retirement of subordinated investment notes and subordinated debentures             (35,042)          (53,896)                0
Payments to acquire and retire publicly held Class B Common Stock                         0           (33,243)                0
Net (decrease) increase  in securities sold under agreements to repurchase         (253,432)          236,279           261,130
Issuance of stock options to nonemployees                                                 0                 0                69
Payment to acquire and retire common stock                                                0            (4,363)           (9,958)
Issuance of common stock                                                             95,595             2,169               673
Increase (decrease) in advances by borrowers for taxes and insurance, net               540               563           (36,048)
Common stock dividends paid                                                          (5,282)           (4,024)           (3,935)
                                                                                -----------       -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (41,151)          344,008           359,859
                                                                                -----------       -----------       -----------
Increase (decrease) in cash and cash equivalents                                     33,512            (3,690)          (10,440)
Cash and cash equivalents at the beginning of period                                 86,693            90,383           100,823
                                                                                -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   120,205       $    86,693       $    90,383
                                                                                ===========       ===========       ===========

                                                                     (Continued)



                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Years Ended December 31,
                                                                                  ----------------------------------------
(IN THOUSANDS)                                                                      2001           2000             1999
                                                                                  --------       ---------       ---------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid on borrowings and deposits                                          $ 200,454      $ 214,742       $ 165,025
Income taxes paid                                                                    17,884          2,466          18,500
Issuance of Class A common stock upon conversion of subordinated
  debentures                                                                         50,923             34              30
Write-off of offering costs upon conversion of subordinated debentures                  988              0               0
Issuance of Class A common stock upon acquisitions                                      335            178           1,084
Issuance of Class A common stock upon purchase of investment securities                   0              0           5,000
Issuance of Class A restricted stock, net                                             1,209              0             763
Net change in proceeds receivable from sales of mortgage servicing rights                 0              0           7,528
Loans to joint ventures transferred to loans receivable                                   0              0          20,758
Proceeds from the sale of servicing offset by escrow reductions                           0              0          23,703
Increase in real estate held for development and sale resulting from roadway
  improvement development bond                                                            0              0           5,949
Reduction in stockholders' equity from the retirement of restricted stock                 0         (3,187)              0
Increase in other liabilities from the retirement of restricted stock                     0          3,187               0
Increase in loans receivable from real estate closings                                1,247              0               0
Increase in development bonds payable from real estate closings                       1,247              0               0



(1) Provision for credit losses represents provision for loan losses, REO and tax certificates.






                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company", "BBC") is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company's principal assets include BankAtlantic and its subsidiaries, Ryan Beck & Co., LLC ("Ryan Beck"), an investment banking firm and its wholly owned subsidiaries and Levitt Companies, LLC ("Levitt Companies") and its subsidiaries. The accounting policies applied by the Company conform with accounting principles generally accepted in the United States of America.

         BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

         Levitt Companies' principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt Companies' principal assets include Core Communities, LLC. ("Core Communities") and Levitt and Sons, LLC ("Levitt and Sons"). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. For financial statement presentation, the acquisition of Levitt and Sons was effective December 31, 1999 and its operations were excluded from the Company's Statement of Operations for the year ended December 31, 1999.

         Ryan Beck is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services.

         The Company has two classes of common stock: Class A Common Stock and Class B Common Stock. On May 24, 2001, the Company amended its articles of incorporation to grant voting rights to holders of its Class A Common Stock, make the Class B Common Stock convertible into Class A Common Stock on a share for share basis, and equalize the cash dividends payable on Class A Common Stock and Class B Common Stock. As a consequence of the amendment, Class A shareholders are entitled to one vote per share, which in the aggregate will represent 53% of the combined voting power of the Class A Common Stock and the Class B Common Stock. Class B Common Stock represents the remaining 47% of the combined vote. BFC Financial Corporation ("BFC") currently owns 100% of our Class B Common Stock. The fixed voting percentages will be eliminated, and shares of Class B Common Stock will be entitled to only one vote per share, from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B Common Stock (which is one-half of the number of shares it now owns). Prior to the above amendment the Class A Common Stock and the Class B Common Stock had substantially identical terms except that (i) the Class B Common Stock was entitled to vote while the Class A Common Stock had no voting rights other than those which were required by Florida law and (ii) the Class A Common Stock was entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B Common Stock.

         In August 2000, the Company's shareholders approved a corporate transaction structured as a merger in which each share of Class B Common Stock was converted into .0000002051 of a share of Class B Common Stock of the Company as the surviving corporation in the transaction . No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held Class B Common Stock, leaving BFC Financial Corporation the sole holder of the Company's Class B Common Stock.

         At December 31, 2001, BFC owned 100% of the Company's Class B common stock and 23% of the Company's aggregate outstanding common stock.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of equity securities that are not publicly traded, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development and real estate joint venture investments. In connection with the determination of the allowances for loan losses, real estate owned, real estate held for development and real estate joint venture investments, management obtains independent appraisals for significant properties when it is deemed prudent.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

         Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2001.

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

         SECURITIES -- Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities inventories held for the purpose of brokerage activities and are carried at fair value with unrealized gains and losses recognized in non-interest income. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after tax basis. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

         Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

         Marketable equity securities, which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after- tax basis. Declines in the fair value of individual equity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value and if impaired the historical cost of the securities is written down to estimated fair value.

         TAX CERTIFICATES -- Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

         LOANS AND LEASES - Loans are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees and costs on originated loans and premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

         ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses reflects management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's identification of classified loans. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as: residential real estate; small business mortgage; small business non-mortgage; lease financing, and various types of consumer loans.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores.

         Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

         NON-PERFORMING LOANS AND LEASES -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan or lease is generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90 day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

         Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

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

         LOANS HELD FOR SALE -- Such loans are reported at the lower of aggregate cost or estimated fair value, based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

         REAL ESTATE OWNED ("REO") -- BankAtlantic's REO is recorded at the lower of cost or estimated fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt Companies are not accounted for as REO.

         INVESTMENT BANKING ACTIVITIES - Includes investment banking revenues, principal transactions and commissions. Ryan Beck's securities transactions are recorded on a trade date basis. Ryan Beck's selling concessions, consulting fees, management fees and underwriting fees, less related expenses, are recorded in income as earned. All securities owned and sold, but not yet purchased are valued at fair value, which results in unrealized gains and losses being reflected in operations.

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

         Start-up costs, construction overhead and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas.

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

         IMPAIRMENT -- Long-lived assets, assets to be disposed of, investment securities, equity securities, cost over fair value of net assets acquired and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, assets to be disposed of, and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset.

         OFFICE PROPERTIES AND EQUIPMENT -- Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

         Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred and gains or losses on disposal of assets are reflected in current operations.

         COST OVER FAIR VALUE OF NET ASSETS ACQUIRED AND OTHER INTANGIBLE ASSETS
- Cost over fair value of net assets acquired and other intangible assets are being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviews its cost over fair value of net assets acquired and other intangible assets for events or changes in circumstances that may indicate that the carrying amount may not be recoverable, in which an impairment charge is recorded.

         ADVERTISING -- Advertising expenditures are expensed as incurred.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

         INCOME TAXES -- The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

         DERIVATIVE INSTRUMENTS --The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), on January 1, 2001. All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivative trading instruments are reported in current-period earnings.

         The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the statement of financial condition at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the statement of financial condition at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the statement of financial condition , and recognizes any changes in its fair value in earnings.

         At January 1, 2001, the Company had outstanding interest rate swap contracts utilized in the Company's interest rate risk management strategy. In conjunction with the adoption of SFAS No. 133 on January 1, 2001, the Company accounted for the interest rate swap contracts in accordance with the transition provisions of SFAS No. 133 and recorded a cumulative effect adjustment gain of approximately $1.1 million, net of tax.

         During the year ended December 31, 2001 the Company executed various fair value hedges utilizing interest rate swap contracts to reduce the exposure of fixed rate time deposits to changes in fair value. Gains and losses associated with

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

these interest rate swap contracts are recognized in earnings and the carrying amount of the time deposits are adjusted to fair value. The Company during the year ended December 31, 2001 entered into cash flow hedges whereby interest rate swap contracts were executed to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in the fair value of the interest rate swaps designated as cash flow hedges are recorded in other comprehensive income.

         During the year ended December 31, 2000 the Company entered into various interest rate swap contracts. The interest rate swap contracts were executed to convert the Company's fixed rate callable time deposits to a variable interest rate and to hedge the variability in expected cash flows of variable rate FHLB advances. The interest rate swaps were accounted for as a synthetic alteration. The net interest receivable or payable on the interest rate swaps was accrued and recognized as an adjustment to interest expense. The Company has also utilized forward delivery contracts to purchase mortgage-backed securities. The forward contracts were carried at fair value with unrealized gains recognized in gains on trading securities in the Statement of Operations.

         During the year ended December 31, 1999 the Company did not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" other than fixed rate loan commitments.

         EARNINGS PER COMMON SHARE -- The Company was required to use the two-class method to report its earnings per share for the years ended December 31, 2000 and 1999. On May 24, 2001 the Company's articles of incorporation were amended to, among other things, equalize the cash dividend payable on the Company's Class A and Class B common stock. As a result the Company will no longer use the two-class method to calculate its earnings per share beginning January 1, 2001.

         Subsequent to January 1, 2001, basic earnings per share were computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share were computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

         Prior to January 1, 2001 the two-class method was utilized to report the Company's earnings per share. Under the two-class method, net income available to common shareholders is allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and secondly, through the allocation of undistributed earnings. Because the allocation percentage for each class differs for basic and diluted earnings per share purposes, allocated undistributed earnings differs for such calculations.

         Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if convertible securities or options to issue common shares were exercised. In calculating diluted earnings per share, interest expense net of taxes on convertible securities is added back to net income, with the resulting amount divided by the weighted average number of dilutive common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive.

         Outstanding shares during the periods were retroactively restated for stock splits and stock dividends.

         STOCK BASED COMPENSATION PLANS -- The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. The Company has elected to continue to account for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25.

         NEW ACCOUNTING PRONOUNCEMENTS --In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is required to adopt the provisions of Statement 141 immediately and adopted Statement 142 on January 1, 2002.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

         As of December 31, 2001, the Company had unamortized goodwill in the amount of $39.9 million with annual amortization of approximately $4.0 million. This amortization ceased upon the adoption of Statement No. 142. The Company is currently evaluating the transitional goodwill impairment criteria of Statement No. 142 and is not able to estimate the impact, if any, that Statement No. 142 may have on the recorded goodwill. The impairment, if any, will have to be identified by June 30, 2002 and measured and recorded by the Company no later than December 31, 2002. The impairment adjustment, if any, will be recognized as a cumulative effect of a change in accounting principle in the results for the first quarter of 2002.

         On July 5, 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management believes that Statement 143 will not have a material impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the requirements of Statement 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement retains the basic provisions of Accounting Principles Board Opinion 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale or that has been disposed of is presented as a discontinued operation if the operations and cash

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATMENTS

flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

         The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management believes that the adoption of Statement 144 will not have a material impact on the Company's consolidated financial statements.

2.   EARNINGS PER SHARE

         In the periods prior to 2001 the Company's capital structure included a dividend premium for its Class A common shareholders. As a consequence of this dividend structure the Company used the two-class method to calculate its earnings per share. During the 2001 second quarter the Company's articles of incorporation were amended to, among other things, equalize the dividend payable on the Class A and Class B common stock. As a result, as of January 1, 2001 the Company no longer uses the two-class method to calculate its earnings per share.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the year ended December 31, 2001.

                                                                                                 FOR THE YEAR ENDED
 (In thousands, except share data)                                                               DECEMBER 31, 2001
                                                                                                 -----------------

 BASIC EARNINGS PER SHARE

  Income before extraordinary items and cumulative effect of a change
  in accounting principle ..............................................................       $            31,275
 Basic weighted average number of common shares outstanding ............................                42,091,961
 Basic earnings per share before extraordinary items and cumulative effect of a change         -------------------
   in accounting principle .............................................................       $              0.74
                                                                                               -------------------
 Extraordinary items, net of taxes .....................................................       $              (253)
 Basic weighted average number of common shares outstanding ............................                42,091,961
                                                                                               -------------------
 Basic loss per share from extraordinary items .........................................       $             (0.01)
                                                                                               -------------------
 Cumulative effect of a change in accounting principle .................................       $             1,138
 Basic weighted average number of common shares outstanding ............................                42,091,961
                                                                                               -------------------
 Basic earnings per share from cumulative effect of a change in accounting principle ...       $              0.03
                                                                                               -------------------
 Net income ............................................................................       $            32,160
 Basic weighted average number of common shares outstanding ............................                42,091,961
                                                                                               -------------------
 BASIC EARNINGS PER SHARE ..............................................................       $              0.76
                                                                                               ===================

 DILUTED EARNINGS PER SHARE

 Income before extraordinary items and cumulative effect of a change
   in accounting principle .............................................................       $            31,275
 Interest expense on convertible debentures ............................................                     3,397
                                                                                               -------------------
 Income available after assumed conversion .............................................       $            34,672
                                                                                               -------------------
 Basic weighted average shares outstanding .............................................                42,091,961
 Common stock equivalents resulting from convertible debentures ........................                10,337,901
 Common stock equivalents resulting from options .......................................                 1,883,242
                                                                                               -------------------
 Diluted weighted average shares outstanding ...........................................                54,313,104
                                                                                               -------------------
 Diluted earnings per share before extraordinary items and cumulative effect of a change
   in accounting principle .............................................................       $              0.63
                                                                                               -------------------
 Extraordinary items, net of taxes .....................................................       $              (253)
 Diluted weighted average shares outstanding ...........................................                54,313,104
                                                                                               -------------------
 Diluted earnings per share from extraordinary items ...................................       $              0.00
                                                                                               -------------------
 Cumulative effect of a change in accounting principle .................................       $             1,138
 Diluted weighted average shares outstanding ...........................................                54,313,104
                                                                                               -------------------
 Diluted earnings per share from cumulative effect of a change in accounting principle .       $              0.02
                                                                                               -------------------
 Income available after assumed conversion .............................................       $            35,557
 Diluted weighted average shares outstanding ...........................................                54,313,104
                                                                                               -------------------
 Diluted earnings per share ............................................................       $              0.65
                                                                                               ===================

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following reconciles the numerators and denominators of the basic and diluted earnings per share using the two class method for the years ended December 31, 2000 and 1999.

      (In thousands, except per share data and percentages)                                   2000
                                                                             ---------------------------------------
                                                                              CLASS A        CLASS B          TOTAL
                                                                              -------        -------          -----
BASIC NUMERATOR

Actual dividends declared .......................................       $      3,204    $        678     $      3,882
Basic allocated undistributed earnings from continuing operations              9,921           2,294           12,215
                                                                        ------------    ------------     ------------
Income from continuing operations ...............................             13,125           2,972           16,097
Income from discontinued operations .............................                543             126              669
Income from extraordinary items .................................              6,455           1,493            7,948
                                                                        ------------    ------------     ------------
Net income ......................................................       $     20,123    $      4,591     $     24,714
                                                                        ============    ============     ============

BASIC DENOMINATOR
Weighted average shares outstanding .............................         31,560,093       8,029,287
                                                                        ============    ============
Allocation percentage ...........................................              81.22%        18.78 %
                                                                        ============    ============
Basic earnings per share from continuing operations .............       $       0.42    $       0.37
Basic earnings per share from discontinued operations ...........               0.02            0.02
Basic earnings  per share from extraordinary items ..............               0.20            0.18
                                                                        ------------    ------------
Basic earnings per share ........................................       $       0.64    $       0.57
                                                                        ============    ============

DILUTED NUMERATOR
Actual dividends declared .......................................       $      3,204    $        678     $      3,882
                                                                        ------------    ------------     ------------
Basic allocated undistributed earnings from continuing operations              9,921           2,294           12,215
Reallocation of basic undistributed earnings due to
  change in allocation percentage ...............................                605            (605)               0
                                                                        ------------    ------------     ------------
Diluted allocated undistributed earnings from continuing
  operations ....................................................             10,526           1,689           12,215
Interest expense on convertible debt ............................              4,219             677            4,896
                                                                        ------------    ------------     ------------
Diluted income from continuing operations .......................             17,949           3,044           20,993
Diluted income from discontinued operations .....................                576              93              669
Diluted income from extraordinary items .........................              6,849           1,099            7,948
                                                                        ------------    ------------     ------------
Income available after assumed conversion .......................       $     25,374    $      4,236     $     29,610
                                                                        ============    ============     ============

DILUTED DENOMINATOR
Basic weighted average shares outstanding .......................         31,560,093       8,029,287
Common stock equivalents resulting from convertible debentures ..         15,371,407               0
Common stock equivalents resulting from options and
  restricted common stock .......................................            194,750         290,072
                                                                        ------------    ------------
Diluted weighted average shares outstanding .....................         47,126,250       8,319,359
                                                                        ============    ============
Allocation percentage ...........................................              86.17%          13.83%
                                                                        ============    ============
Diluted earnings per share from continuing operations ...........       $       0.38    $       0.37
Diluted earnings per share from discontinued operations .........               0.01            0.01
Diluted earnings per share from extraordinary items .............               0.15            0.13
                                                                        ------------    ------------
Diluted earnings per share ......................................       $       0.54    $       0.51
                                                                        ============    ============





      (In thousands, except per share data and percentages)                               1999
                                                                           ---------------------------------------
                                                                           CLASS A       CLASS B             TOTAL
                                                                           -------       -------             -----
BASIC NUMERATOR

Actual dividends declared .......................................      $      3,010     $        984     $      3,994
Basic allocated undistributed earnings from continuing operations            19,006            5,792           24,798
                                                                       ------------     ------------     ------------
Income from continuing operations ...............................            22,016            6,776           28,792
Income from discontinued operations .............................             1,592              485            2,077
Income from extraordinary items .................................                 0                0                0
                                                                       ------------     ------------     ------------
Net income ......................................................      $     23,608     $      7,261     $     30,869
                                                                       ============     ============     ============
BASIC DENOMINATOR
Weighted average shares outstanding .............................        30,776,168       10,316,879
                                                                       ============     ============
Allocation percentage ...........................................           76.64 %            23.36%
                                                                       ============     ============
Basic earnings per share from continuing operations .............      $       0.72     $       0.66
Basic earnings per share from discontinued operations ...........              0.05             0.04
Basic earnings  per share from extraordinary items ..............              0.00             0.00
                                                                       ------------     ------------
Basic earnings per share ........................................      $       0.77     $       0.70
                                                                       ============     ============

DILUTED NUMERATOR
Actual dividends declared .......................................      $      3,010     $        984     $      3,994
                                                                       ------------     ------------     ------------
Basic allocated undistributed earnings from continuing operations            19,006            5,792           24,798
Reallocation of basic undistributed earnings due to
  change in allocation percentage ...............................             1,581           (1,581)               0
                                                                       ------------     ------------     ------------
Diluted allocated undistributed earnings from continuing
  operations ....................................................            20,587            4,211           24,798
Interest expense on convertible debt ............................             4,998            1,022            6,020
                                                                       ------------     ------------     ------------
Diluted income from continuing operations .......................            28,595            6,217           34,812
Diluted income from discontinued operations .....................             1,724              353            2,077
Diluted income from extraordinary items .........................                 0                0                0
                                                                       ------------     ------------     ------------
Income available after assumed conversion .......................      $     30,319     $      6,570     $     36,889
                                                                       ============     ============     ============

DILUTED DENOMINATOR
Basic weighted average shares outstanding .......................        30,776,168       10,316,879
Common stock equivalents resulting from convertible debentures ..        17,871,179                0
Common stock equivalents resulting from options and
  restricted common stock .......................................           208,976          678,158
                                                                       ------------     ------------
Diluted weighted average shares outstanding .....................        48,856,323       10,995,037
                                                                       ============     ============
Allocation percentage ...........................................             83.02%           16.98%
                                                                       ============     ============

Diluted earnings per share from continuing operations ...........      $       0.59     $       0.57
Diluted earnings per share from discontinued operations .........              0.03             0.03
Diluted earnings per share from extraordinary items .............              0.00             0.00
                                                                       ------------     ------------
Diluted earnings per share ......................................      $       0.62     $       0.60
                                                                       ============     ============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. SECURITIES AND SHORT-TERM INVESTMENTS

           The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

                                                           AVAILABLE FOR SALE
                                                           ------------------

                                                             DECEMBER 31, 2001
                                            ------------------------------------------------------
                                                           GROSS          GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                              COST      APPRECIATION   DEPRECIATION  FAIR VALUE
                                            ---------    ----------    ----------    ---------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities .............    $410,796     $  9,976       $      1     $420,771
Real estate mortgage investment conduits     388,720        5,585            485      393,820
                                            --------     --------       --------     --------
  Total mortgage-backed securities .....     799,516       15,561            486      814,591
                                            --------     --------       --------     --------
INVESTMENT SECURITIES:

U.S. Treasury Notes ....................       5,819            0              0        5,819
Other Bonds ............................         250           12              0          262
Equity securities ......................      13,237       10,310            352       23,195
                                            --------     --------       --------     --------
Total investment securities ............      19,306       10,322            352       29,276
                                            --------     --------       --------     --------
  Total ................................    $818,822     $ 25,883       $    838     $843,867
                                            ========     ========       ========     ========

                                                           AVAILABLE FOR SALE
                                                           ------------------

                                                           DECEMBER 31, 2000
                                            -----------------------------------------------------
                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED     ESTIMATED
                                              COST      APPRECIATION  DEPRECIATION    FAIR VALUE
                                            ---------    ----------    ----------     -----------
MORTGAGE-BACKED SECURITIES:
Mortgage-backed securities .............    $198,957     $  1,255      $     86       $200,126
Real estate mortgage investment conduits     619,238          114        12,053        607,299
                                            --------     --------      --------       --------
  Total mortgage-backed securities .....     818,195        1,369        12,139        807,425
                                            --------     --------      --------       --------
INVESTMENT SECURITIES:

U.S. Treasury Notes ....................       5,945            0             0          5,945
Other Bonds ............................         250            0             0            250
Equity securities ......................      11,965       13,575           150         25,390
                                            --------     --------      --------       --------
Total investment securities ............      18,160       13,575           150         31,585
                                            --------     --------      --------       --------
  Total ................................    $836,355     $ 14,944      $ 12,289       $839,010
                                            ========     ========      ========       ========

         The scheduled maturities of debt securities and tax certificates were (in thousands):



                                                                     DEBT SECURITIES                  TAX CERTIFICATES/DEBT
                                                                    AVAILABLE FOR SALE                  HELD TO MATURITY
                                                            -------------------------------        -----------------------------
                                                                                  ESTIMATED                            ESTIMATED
                                                             AMORTIZED              FAIR            AMORTIZED             FAIR
                        DECEMBER 31, 2001(1)                   COST                 VALUE             COST               VALUE
                                                           -----------          -----------         ---------          ---------
        Due within one year                                $  5,858             $  5,858            $103,121            $103,121
        Due after one year, but within five years               483                  505              40,956              40,956
        Due after five years, but within ten years           12,659               13,060                   0                   0
        Due after ten years                                 786,585              801,249             264,433             270,185
                                                           --------             --------            --------            --------
        Total                                              $805,585             $820,672            $408,510            $414,262
                                                           ========             ========            ========            ========

         (1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                            INVESTMENT SECURITIES AND TAX CERTIFICATES
                                            ------------------------------------------
                                                      DECEMBER 31, 2001 (1)
                                    ------------------------------------------------------
                                                     GROSS           GROSS       ESTIMATED
                                    AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                      COST        APPRECIATION    DEPRECIATION     VALUE
                                    ---------    ------------    ------------    ---------
Tax certificates --
  Net of allowance of $1,521 ..     $144,077       $      0       $      0       $144,077
  Net of allowance of $1,937 ..            0              0              0              0
Mortgage-backed securities(3) .      264,433          5,878            126        270,185
Investment securities (2) .....       20,208              0              0         20,208
                                    --------       --------       --------       --------
                                    $428,718       $  5,878       $    126       $434,470
                                    ========       ========       ========       ========


                                            INVESTMENT SECURITIES AND TAX CERTIFICATES
                                            ------------------------------------------
                                                      DECEMBER 31, 2000 (1)
                                     ------------------------------------------------------
                                                      GROSS          GROSS        ESTIMATED
                                     AMORTIZED      UNREALIZED      UNREALIZED      FAIR
                                       COST        APPRECIATION    DEPRECIATION     VALUE
                                     ---------    ------------    ------------    ---------
Tax certificates --                  $      0       $      0       $      0       $      0
  Net of allowance of $1,521 ..       122,352              0              0        122,352
  Net of allowance of $1,937 ..       238,275          4,352              0        242,627
Mortgage-backed securities(3) .        22,992              0              0         22,992
                                     --------       --------       --------       --------
Investment securities (2) .....      $383,619       $  4,352       $      0       $387,971
                                     ========       ========       ========       ========

--------------
(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.

(2) Investment securities consist of equity instruments purchased through private placements.

(3)      Mortgage-backed securities are classified as held to maturity.


         Activity in the allowance for tax certificate losses was (in thousands):

                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                       2001            2000            1999
                                       ----            ----            ----

Balance, beginning of period ..       $ 1,937        $ 1,504        $ 1,020
                                      -------        -------        -------
Charge-offs ...................        (2,162)          (796)          (820)
Recoveries ....................           546            329            876
                                      -------        -------        -------
Net recoveries (charge-offs) ..        (1,616)          (467)            56
                                      -------        -------        -------
Provision charged to operations         1,200            900            428
                                      -------        -------        -------
Balance, end of period ........       $ 1,521        $ 1,937        $ 1,504
                                      =======        =======        =======


         The components of gains and losses on sales of securities were (in thousands):

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                      2001         2000          1999
                                                      ----         ----          ----

Gross gains on securities activities .........       $7,130       $3,775       $2,010
Gross losses on  securities activities .......            0        1,235           82
                                                     ------       ------       ------
Net gains on the sales of securities available
  for sale and trading securities ............       $7,130       $2,540       $1,928
                                                     ======       ======       ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The specific identification method was used in determining cost in computing realized gains and losses. Included in gains on sales of securities and trading activities in the statement of operations were write-downs of equity securities of $3.5 million and $630,000, unrealized gains from forward contracts of $108,000 and $316,000 during the years ended December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company realized a $1.4 million gain related to the settlement of interest rate swap contracts and recorded an unrealized loss of $1.5 million prior to the designation of interest rate swap contracts as cash flow hedges.

         The Company's trading account consisted of the following (in thousands):

                                DECEMBER 31,      DECEMBER 31,
                                    2001             2000
                                ------------      ------------
Debt obligations:
  States and municipalities ..     $ 7,593       $11,731
  Corporations ...............      20,989           227
  U.S. Government and agencies      32,308        24,476
Corporate equity .............       7,406         3,401
Certificates of deposit ......           0         3,722
                                   -------       -------
  Total ......................     $68,296       $43,557
                                   =======       =======

         All the trading securities outstanding at December 31, 2001 and 2000 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $18.9 million, $14.8 million and $12.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         Securities sold, but not yet purchased included in other liabilities consists of the following (in thousands):

                                        DECEMBER 31,
                                    ---------------------
                                      2001          2000
                                    --------      -------
Corporate equity ............       $ 1,882       $   363
Corporate bonds .............        21,305             0
U.S. Government agencies ....        15,244        11,662
                                    -------       -------
                                    $38,431       $12,025
                                    =======       =======

         Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet market risk of loss should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

         The following table provides information on securities purchased under agreements to resell (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                          2001         2000           1999
                                                         ------        ------        ------
Ending Balance ...................................       $  156        $1,584        $  313
Maximum outstanding at any month end within period       $3,651        $9,421        $9,681
Average amount invested during period ............       $1,152        $3,034        $4,394
Average yield during period ......................         2.80%         5.79%         4.88%

         The underlying securities associated with the securities purchased under agreements to resell during the years ended December 31, 2001, 2000 and 1999 were in the Company's possession.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The following table provides information on Federal Funds sold (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                          2001            2000          1999
                                                         -------        -------        -------
Ending Balance ...................................       $     0        $     0        $     0
Maximum outstanding at any month end within period       $16,500        $10,500        $ 1,750
Average amount invested during period ............       $   564        $   629        $ 1,302
Average yield during period ......................          3.73%          6.31%          4.92%

         The estimated fair value of securities available for sale, investment securities and mortgage-backed securities held to maturity pledged for the following obligations were (in thousands):

                                                    December 31,
                                               ------------------------
                                                 2001            2000
                                               --------       --------
FHLB advances ..........................       $167,255       $120,691
Treasury tax and loan ..................          3,200          3,200
Repurchase agreements ..................        419,820        683,518
Public funds ...........................        155,502         69,165
Subordinated debentures ................          1,890          5,300
Interest rate swap and forward contracts          5,966            981
                                               --------       --------
                                               $753,633       $882,855
                                               ========       ========


         The change in net unrealized holding gains or losses on available for sale securities included as a separate component of stockholders' equity was as follows (in thousands):

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                            2001          2000           1999
                                                                         --------       --------       --------
Net change in other comprehensive income
  on securities available for sale ...............................       $ 22,758       $ 46,577       $(49,747)
Change in deferred taxes (benefits) on net unrealized appreciation
  (depreciation) on securities available for sale ................          8,124         18,002        (19,176)
                                                                         --------       --------       --------
Change in stockholders' equity from net unrealized appreciation
  (depreciation) on securities available for sale ................       $ 14,634       $ 28,575       $(30,571)
                                                                         ========       ========       ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.       LOANS RECEIVABLE

         The loan and lease portfolio consisted of the following components:

                                                                   DECEMBER 31,
                                                           ------------------------------
                                                               2001               2000
                                                           -----------        -----------
                                                                  (IN THOUSANDS)
Real estate loans:
  Residential ......................................       $ 1,111,775        $ 1,316,062
  Construction and development .....................         1,122,628            937,881
  Commercial .......................................           522,006            369,282
  Small business ...................................            43,196             28,285
Other loans:
  Second mortgages - direct ........................           166,531            124,859
  Second mortgages - indirect ......................             2,159              4,020
  Commercial business ..............................            76,146             86,194
  Lease financing ..................................            54,969             75,918
  Small business - non-mortgage ....................            59,041             69,325
  Due from foreign banks ...........................             1,420             64,207
  Banker's acceptances .............................                 5              1,329
  Deposit overdrafts ...............................             2,040              2,325
  Consumer loans - other direct ....................            23,771             30,711
  Consumer loans - other indirect ..................            23,241             58,455
Loans held for sale:
  Residential ......................................             4,757                  0
  Commercial syndication ...........................            40,774             80,016
                                                           -----------        -----------
          Total gross loans ........................         3,254,459          3,248,869
                                                           -----------        -----------
Adjustments:
  Undisbursed portion of loans in process ..........          (434,166)          (344,390)
  Premiums related to purchased loans ..............             3,065                127
  Unearned discounts on commercial real estate loans              (119)              (178)
  Deferred fees ....................................            (4,416)            (3,624)
  Allowance for loan and lease losses ..............           (44,585)           (47,000)
                                                           -----------        -----------
          Loans receivable -- net ..................       $ 2,774,238        $ 2,853,804
                                                           ===========        ===========

         BankAtlantic's loan portfolio had the following geographic concentration at December 31, 2001:

                    Florida           54%
                    California         6
                    Northeast          9
                    Other             31
                                     ---
                    Total            100%
                                     ===

Securitization Activity:

         During the year ended December 31, 2000, BankAtlantic securitized $77.9 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale. BankAtlantic did not securitize loans during the year ended December 31, 2001.

Discontinued Lending Activity:

         The Company continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations the Company closed the offices of its leasing subsidiary, Leasing Technology, Inc., and ceased new lease originations during the third quarter of 2001. Included in the allowance for loan losses was $8.6 million

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and $2.9 million, respectively, of valuation allowances relating to lease financing contracts as of December 31, 2001 and 2000.

         In September, 2000 the Company made a determination to discontinue its purchasing and reselling of mortgage loans and its participation in syndication commercial lending. The Company periodically purchased residential loans with the intent to package sell or securitize these loans based on individual characteristics. As a consequence of the Company's discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in the Company realizing a loss of $654,000 at the transfer date. The Company intends to continue to purchase residential loans for its portfolio.

         As a result of the Company's decision to discontinue its syndication lending activities the entire portfolio of $123.9 million of syndication loans was transferred from loans held for investment to loans held for sale. Included in the allowance for loan losses was $9.1 million and $8.5 million, respectively, of valuation allowances relating to syndication loans as of December 31, 2001 and 2000.

Transfer of Loans:

         During the year ended December 31, 2001, the Company transferred $4.8 million of residential loans from held for investment to held for sale and sold the loans for book value. The majority of the loans were delinquent when purchased as part of residential loan bulk purchases during 1999 and 2000. Management decided to sell the loans for book value instead of foreclosing on the properties.

Allowance for Loan and Lease Losses (in thousands):

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                               2001           2000             1999
                                                            --------        --------        --------
Balance, beginning of period ........................       $ 47,000        $ 44,450        $ 37,950
Loans and leases charged-off ........................        (27,916)        (32,221)        (27,691)
Recoveries of loans and leases previously charged-off          8,596           5,639           3,533
                                                            --------        --------        --------
Net charge-offs .....................................        (19,320)        (26,582)        (24,158)
Additions charged to operations .....................         16,905          29,132          30,658
                                                            --------        --------        --------
Balance, end of period ..............................       $ 44,585        $ 47,000        $ 44,450
                                                            ========        ========        ========

         The following summarizes impaired loans (in thousands):

                                                               DECEMBER 31, 2001           DECEMBER 31, 2000
                                                         ------------------------     --------------------------
                                                           GROSS                        GROSS
                                                          RECORDED       SPECIFIC      RECORDED       SPECIFIC
                                                         INVESTMENT     ALLOWANCES    INVESTMENT     ALLOWANCES
                                                         ----------     ----------    ----------     ----------

Impaired loans with specific valuation allowances ..       $23,171       $ 9,936       $23,090       $ 8,057
Impaired loans without specific valuation allowances        16,533             0        30,548             0
                                                           -------       -------       -------       -------
  Total ............................................       $39,704       $ 9,936       $53,638       $ 8,057
                                                           =======       =======       =======       =======

         The average gross recorded investment in impaired loans (in thousands) was $54,181 , $35,916 and $29,396 during the years ended December 31, 2001, 2000 and 1999, respectively.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Foregone Interest Income:

         Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

                                     FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------
                                      2001           2000            1999
                                    -------        -------        -------
Contracted interest income ..       $ 2,815        $ 5,254        $ 3,669
Interest income recognized(1)          (941)        (4,129)        (1,739)
                                    -------        -------        -------
Foregone interest income ....       $ 1,874        $ 1,125        $ 1,930
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

Non-performing assets (in thousands):

                                                         AT DECEMBER 31,
                                             -----------------------------------------
                                                2001            2000            1999
                                             --------        --------        --------
Non-accrual -- tax certificates ......       $  1,727        $  2,491        $  2,258
Non-accrual -- loans
 Residential .........................          9,203          11,229          15,214
 Syndication .........................         10,700               0               0
 Commercial real estate and business .         13,066           1,705           6,097
 Small business ......................            905           2,532           4,427
 Lease financing .....................          2,585           1,515           1,201
 Consumer ............................            796           1,944           5,705
Real estate owned, net of allowance ..          3,904           4,499           3,951
Other repossessed assets .............             17           1,742           1,253
                                             --------        --------        --------
      Total non-performing assets ....         42,903          27,657          40,106
Specific valuation allowance .........         (9,936)           (819)           (350)
                                             --------        --------        --------
      Total non-performing assets, net       $ 32,967        $ 26,838        $ 39,756
                                             ========        ========        ========

Other potential problem loans (in thousands):

                                                                     AT DECEMBER 31,
                                                             ----------------------------------
                                                             2001          2000           1999
                                                            -------       -------       -------
Loans contractually past due 90 days or more
 and still accruing .................................       $     0       $ 7,086       $   410
Performing impaired loans, net of specific allowances             0        15,001             0
Restructured loans ..................................           743             0             0
Delinquent residential loans purchased ..............         1,705         5,389        10,447
                                                            -------       -------       -------
Total potential problem loans .......................       $ 2,448       $27,476       $10,857
                                                            =======       =======       =======

         Other potential problem loans consist of loans contractually past due 90 days or more and still accruing, restructured loans, performing impaired loans and delinquent residential loans. Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. The purchased discount on the delinquent purchased loans was $120,000, $442,000 and $976,000 at December 31, 2001, 2000
and 1999, respectively. During the year ended December 31, 2001 $3.7 million of delinquent residential loans purchased were sold at book value. There were no commitments to lend additional funds to non-performing loans or potential problem loans at December 31, 2001.

         During February 2002, a $17 million loan collateralized by a hotel was placed on a non-accrual status when the borrower failed to comply with the contractual terms of the loan agreement. This loan is not included in the above table as of December 31, 2001 but will be reported as a non-accruing loan in future periods.

Foreclosed Asset Activity in non-interest expense (in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              2001          2000           1999
                                            -------        -------       -------
Real estate acquired in settlement of
  loans and tax certificates:
Operating expenses, net .............       $   160        $   186       $   331
Provisions  for losses on REO .......           117            134           340
Net (gains) losses on sales .........        (1,053)           107        (2,165)
                                            -------        -------       -------
          Total (income) loss .......       $  (776)       $   427       $(1,494)
                                            =======        =======       =======

         Activity in the allowance for real estate owned consisted of (in thousands):

                                        FOR THE YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                       2001          2000            1999
                                     -------        -------        -------
Balance, beginning of period .       $   310        $   310        $ 1,200
Net charge-offs:
  Commercial real estate (1) .          (220)             0           (890)
  Residential real estate ....          (207)          (134)          (340)
                                     -------        -------        -------
Total net charge-offs ........          (427)          (134)        (1,230)
  Provision for losses on  REO           117            134            340
                                     -------        -------        -------
Balance, end of period .......       $     0        $   310        $   310
                                     =======        =======        =======

--------------
(1) Acquired through tax deed.

         Accrued interest receivable consisted of (in thousands):

                                                    DECEMBER 31,
                                                 ---------------------
                                                  2001           2000
                                                 -------       -------
Loans receivable .........................       $16,413       $22,824
Investment securities and tax certificates        12,003        10,645
Interest rate swaps ......................           317         5,356
Securities available for sale ............         4,973         5,221
                                                 -------       -------
                                                 $33,706       $44,046
                                                 =======       =======

5.  RESTRUCTURING CHARGES, IMPAIRMENT WRITE-DOWNS  AND DISCONTINUED OPERATIONS

Restructuring Charges and Write-downs:

         During 2001, the Company evaluated the performance of its in-store branches in relation to its core business strategy and decided to exit the line of business. The in-store branches were evaluated for asset impairment resulting in a $550,000 write-down. The fair value of impaired assets was estimated through sales contracts on specific in-store branches and discounted cash flows on in-store branches anticipated to be closed in subsequent periods. During the year ended December 31, 2001, the Company sold twelve in-store branches to unrelated financial institutions for a $1.6 million gain. The Company expects to sell or close down the remaining four in-store branches during the first half of 2002.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         During December 2000, the Company adopted a plan to terminate its ATM relationships with Wal*Mart and K-Mart, resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet the Company's strategic goals or required investment returns.

           Restructuring charges at December 31, 2000 included in other liabilities, consisted of (in thousands):

                                       AMOUNT AT
                                      DECEMBER 31,
                                        2000
                                    ------------
Lease contract termination costs       $1,768
De-installation costs ..........          305
Other ..........................           74
                                    ------------
  Total restructuring charge ...       $2,147
                                    ============

         During the 2001 second quarter, the restructuring charge liability was adjusted downward by $219,000 to reflect lower ATM lease termination costs than projected when the restructuring charge was first determined. The restructuring plan was completed during the fourth quarter of 2001.

Discontinued Operations:

         At December 31, 1998, the Board of Directors adopted a formal plan to dispose of the Company's mortgage servicing business ("MSB") operations. The Company concluded that this business line no longer met the Company's standards for profitability. The exit plan was substantially completed during the year ended December 31, 1999 following the sale of the servicing portfolio in July 1999.

         During the year ended December 31, 2000, the Company recognized a $669,000 gain, net of taxes from discontinued operations. The gain primarily resulted from a higher than projected gain on the sale of a building formerly used by the mortgage servicing unit.

         During the year ended December 31, 1999, the Company recognized a $2.1 million gain, net of taxes from discontinued operations. The discontinued operations gain resulted from lower than anticipated costs to sell the MSB portfolio along with slower loan repayments than projected.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment was comprised of (in thousands):

                                                              December 31,
                                                        -----------------------
                                                            2001        2000
                                                        -----------  ----------
Land .................................................  $    14,977  $  15,102
Buildings and improvements ...........................       45,365     45,927
Furniture and equipment ..............................       40,341     39,533
                                                        -----------  ----------
     Total ...........................................      100,683    100,562
Less accumulated depreciation ........................       38,998     40,712
                                                        -----------  ----------
Office properties and equipment -- net ...............  $    61,685  $  59,850
                                                        ===========  ==========

7.  DEPOSITS

     The weighted average nominal interest rate payable on deposit accounts at December 31, 2001 and 2000 was 2.74% and 4.62%, respectively. The stated
rates and balances at which BankAtlantic paid interest on deposits were:

                                                           December 31,
                                          --------------------------------------------------
                                                 2001                      2000
                                          -------------------   ----------------------------
                                           Amount     Percent           Amount       Percent
                                          --------   ----------   --------------    --------
                                                          (Dollars in thousands)
Interest free checking ..................   $   285,918   12.56%     $   245,320      10.98%
Insured money fund savings
  1.81% at December 31, 2001,
  5.38% at December 31, 2000, ...........       589,045   25.87          539,355      24.14
NOW accounts
  0.70% at December 31, 2001,
  0.70% at December 31, 2000,                   218,261    9.59          199,589       8.93
Savings accounts
  0.90% at December 31, 2001,
  1.20% at December 31, 2000, ...........        98,202    4.31          90,989        4.07
                                            -----------   -----       ---------      ------
Total non-certificate accounts ..........     1,191,426   52.33       1,075,253       48.12
                                            -----------   -----       ---------      ------

Certificate accounts:
  0.00% to 4.00% ........................       258,936   11.37          32,785        1.47
  4.01% to 5.00% ........................       430,741   18.92          68,837        3.08
  5.01% to 6.00% ........................       212,362    9.33         144,341        6.46
  6.01% to 7.00% ........................       170,970    7.51         812,250       36.35
  7.01% and greater .....................         5,399    0.24          92,144        4.12
                                            -----------   -----       ---------      ------
Total certificate accounts ..............     1,078,408   47.37       1,150,357       51.48
                                            -----------   -----       ---------      ------
Total deposit accounts ..................     2,269,834   99.70       2,225,610       99.60
                                            -----------   -----       ---------      ------
Fair value adjustment related
 to hedged deposits .....................         1,326    0.06               0        0.00
                                            -----------   -----       ---------      ------
Interest earned not credited
to deposit accounts .....................         5,407    0.24           8,875        0.40
                                            -----------  ------       ---------      ------
Total ...................................   $ 2,276,567  100.00%     $2,234,485      100.00%
                                            ===========  ======       =========      ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest expense by deposit category was (in thousands):

                                           For the Year Ended December 31,
                                          ---------------------------------
                                            2001        2000         1999
                                          -------     -------     ---------
Money fund savings and NOW
accounts ............................    $  20,241   $  26,156   $  16,427
Savings accounts ....................        1,451       1,267       1,833
Certificate accounts --
below $100,000 ......................       30,324      40,394      30,102
Certificate accounts,
$100,000 and above ..................       33,960      24,246      28,783
Less early withdrawal
penalty .............................         (308)       (340)       (270)
                                          --------    --------   ----------
     Total ..........................    $  85,668   $  91,723   $  76,875
                                          ========    ========   ==========

At December 31, 2001, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                  Year Ending December 31,
                             ----------------------------------------------------------------
                               2002      2003       2004     2005        2006     Thereafter
                             --------- ---------  -------- ---------  ---------  ------------
0.00% to 4.00% ...........  $  241,671 $  10,788  $  5,315 $     59   $     725    $    378
4.01% to 5.00% ...........     243,450   129,355    37,058    1,750      19,118          10
5.01% to 6.00% ...........      89,415    51,165    58,877    1,013       1,847      10,045
6.01% to 7.00% ...........     126,057     8,712     3,018    3,061          81      30,041
7.01% and greater ........       3,435       719       349      896           0           0
                             --------- ---------  -------- ---------  ----------   ---------
     Total ...............  $  704,028 $ 200,739  $104,617  $ 6,779  $   21,771    $ 40,474
                             ========= =========  ======== =========  ==========   =========

Time deposits of $100,000 and over had the following maturities (in thousands):

                                          December 31,
                                             2001
                                         -----------
 3 months or less ...................  $    112,065
 4 to 6 months ......................        61,166
 7 to 12 months .....................        86,794
 More than 12 months ................       310,383
                                         -----------
      Total .........................  $    570,408
                                         ===========

Included in certificate accounts at
December 31 was (in thousands):

                                             2001         2000
                                           --------      -------
Brokered deposits .....................  $   48,000   $   31,182
Public deposits .......................     307,026       92,914
                                           --------      -------
Total institutional deposits ..........  $  355,026   $  124,096
                                           ========      =======

     Ryan Beck acted as principal dealer in obtaining $28.0 million and $31.2 million of the brokered deposits outstanding as of December 31, 2001 and 2000, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. Included in brokered deposits at December
31, 2001 were $40 million of ten and fifteen year callable fixed rate time deposits with an average interest rate of 6.06%. The callable interest rate swap contracts were written to swap the 6.06% average fixed interest rate to a three month LIBOR interest rate.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

Advances from Federal Home Loan Bank ("FHLB") (in thousands):

      Repayable During Year                                        December 31,
                                                             ------------------------
      Ending December 31,    Year Callable   Interest Rate       2001        2000
  ------------------------- --------------- ---------------  ----------  ------------
2001 ......................                  6.29% to 7.09%   $        0  $   37,778
2002 ......................                  5.16% to 7.18%      126,490      66,468
2003 ......................                  5.39% to 7.25%      144,540      84,555
2004 ......................                  5.52% to 5.68%       85,000           0
2005 ......................                  6.09% to 6.15%       75,000           0
                                                               ----------   ---------
  Total  fixed
  rate advances ...........                                      431,030     188,801
                                                                ---------   ---------

2003 .....................       2001            5.39%                 0      25,000
2005 .....................       2001         6.09% to 6.15%           0      75,000
2007 .....................       2002              5.68%          25,000      25,000
2008 .....................       2001              5.18%               0      25,000
2008 .....................       2003         4.87% to 5.67%     465,000     465,000
2010 .....................       2002              5.84%          30,000      30,000
2011 .....................       2004         4.50% to 4.90%      50,000           0
2011 .....................       2005              5.05%          30,000           0
                                                                --------   ----------
  Total callable
  fixed rate advances ....                                       600,000     645,000
                                                                --------   ----------
  Adjustable rate advances
2001 .....................                    6.60% to 6.78%           0     205,000
2003 .....................                         4.90%          50,000           0
2006 .....................                         5.46%          25,000           0
                                                                --------   ----------
  Total adjustable
  rate advances ..........                                        75,000     205,000
                                                               ---------   ----------
  Total FHLB advances ....                                    $1,106,030  $1,038,801
                                                               =========   ==========
Average cost
during period ............                                          5.61%       5.95%
                                                               =========   ==========

     Callable advances give the FHLB the option to reprice the advance, at a specific future date. Upon the FHLB's exercising its call option, the Company has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to a fixed rate advance. BankAtlantic has established a blanket floating lien with the FHLB against its residential loans. At December 31, 2001 $1.1 billion of 1-4 family residential loans and $209.2 million of commercial real estate loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding
FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years at December 31, 2001. On December 31, 2001, BankAtlantic pledged $201.4 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $161.1 million. The FRB line of credit has not yet been utilized by the Company.

Federal Funds Purchased:

     BankAtlantic established $110.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased: (dollars in thousands).

                                                  2001           2000         1999
                                                -------        -------      -------
Ending balance ......................    $       61,000    $    9,700    $   5,900
Maximum outstanding at any
month end within period .............    $      107,000    $   21,500    $  32,000
Average amount outstanding
during period .......................    $       54,167    $   12,300    $  10,900
Average  cost during period .........              3.86    %     6.57    %    5.20%

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase are summarized below (in thousands):

                                                December 31,
                                          -----------------------
                                            2001          2000
                                          ---------      --------
Agreements to repurchase the same
security ..............................   $ 255,408 $    532,172
Customer repurchase agreements ........     150,662      127,330
                                           --------      --------
    Total .............................   $ 406,070 $    659,502
                                           ========      ========

     Securities sold under agreements to repurchase is a transaction whereby the Company sells a portion of its current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC.

     The following table provides information on the agreements to repurchase (dollars in thousands):

                                                          For the Year Ended
                                                              December 31,
                                                    ----------------------------------
                                                      2001         2000         1999
                                                    -------      -------      --------
Maximum borrowing at any month-end
within the period .............................    $ 714,121   $  686,586   $  467,360
Average borrowing during the period ...........    $ 542,296   $  550,850   $  372,371
Average interest cost during the period .......         4.16 %       5.27 %       4.77 %
Average interest cost at end of the period ....         1.52 %       6.40 %       5.28 %

     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                                  Weighted
                                                  Estimated                       Average
                                   Amortized         Fair         Repurchase      Interest
                                     Cost            Value         Balance          Rate
                                   ----------     ----------      ----------     ----------
 December 31, 2001 (1)
 ------------------
Mortgage-backed securities .....   $  220,259   $   225,494    $   217,630            1.73%
REMIC ..........................      191,204       194,326        188,440            1.30
                                   ----------    ----------     -----------     ----------
    Total ......................   $  411,463   $   419,820    $   406,070            1.52%
                                   ==========    ==========     ==========      ==========

December 31, 2000 (1)
-----------------
Mortgage-backed securities .....   $  264,612   $   268,070    $   252,140            6.55%
REMIC ..........................      423,565       415,448        407,362            6.16
                                   ----------    ----------     -----------     ----------
    Total ......................   $  688,177   $   683,518    $   659,502            6.40%
                                   ==========    ==========     ===========     ==========

     (1) At December 31, 2001 $249.4 million of these securities were classified as available for sale and $170.4 million of these securities were classified as held to maturity. The available for sale securities were recorded at fair value and the held to maturity securities were recorded at amortized cost in the consolidated statements of financial condition. At December 31, 2000 all securities were classified as available for sale.

     Repurchase agreements at December 31, 2001 matured and were repaid in January 2002. These securities were held by unrelated broker dealers.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.  SUBORDINATED DEBENTURES, OTHER DEBT, AND TRUST PREFERRED SECURITIES

          The Company had the following subordinated debentures, Trust Preferred Securities and notes and bonds payable outstanding at December 31, 2001 and 2000 (in thousands):

                                                                                                                       Beginning
                                                                                                                        Optional
                                 Issue        December 31,         Interest      Maturity     Conversion   Class of    Redemption
                                           --------------------
                                  Date         2001       2000       Rate          Date         Price        Stock        Date
                               -------       -------    -------   ---------    -------------   -------      -------    -----------
BBC Borrowings
--------------
9% Debentures..............    09/22/95   $  21,000   $  21,000     9.00      %  10/01/2005      N/A          N/A       10/01/1998
6 3/4% Debentures (1)......    07/03/96           0      51,118     6.75      %  07/01/2006  $     5.70        A        07/01/1999
5 5/8% Debentures (1)......    11/25/97      46,067      46,103     5.63      %  12/01/2007  $    11.25        A        12/01/2000
Investment Notes ..........    Various            0      34,790  10.00-11.75  %   2002 (2)       N/A          N/A           N/A
Bank line of credit .......    08/24/00         100      19,964   Prime -.50  %  09/01/2004      N/A          N/A           N/A
Brokerage margin account...    08/18/00           0       1,131     7.63      %     N/A          N/A          N/A           N/A
                                            --------    -------
  Total BBC borrowings ....                  67,167     174,106
Levitt Borrowings
-----------------
Acquisition Note ..........    09/15/00      12,400      14,000   Prime+1/2   %  09/01/2005      N/A          N/A           N/A
Working Capital Line ......    09/15/00       3,500       3,000    Prime+1    %  09/15/2003      N/A          N/A           N/A
Land Acquisition Loan .....    09/17/01       7,000           0    Prime+1/2  %  05/01/2002      N/A          N/A           N/A
Acquisition and
  Development Notes .......     Various      29,673      29,015    Various    %    Various       N/A          N/A           N/A
Development Bond ..........    03/31/00         638       1,052     8.50      %  01/01/2022      N/A          N/A           N/A
Land Acquisition Loan .....    09/25/01      11,050           0    Prime+1    %  09/24/2002      N/A          N/A           N/A
Notes payable .............    07/15/98           0       3,185   Prime+1.5   %  07/15/2003      N/A          N/A           N/A
                                            --------    -------
  Total Levitt borrowings .                  64,261      50,252
                                            --------    -------
  Total Borrowings .........              $ 131,428   $ 224,358
                                            ========  =========
Trust Preferred Securities  04/24/97      $  74,750   $  74,750     9.50      %  06/30/2027      N/A          N/A     06/30/2002
                                           =========   ========
  Total                                   $ 206,178   $ 299,108
                                           =========  =========

  -------------------------------
(1) Convertible at the option of the holder into shares of Class A common stock.
(2)  Extendable at the Company's option until 2003.

     Included in other assets was $3.6 million and $5.3 million of unamortized underwriting discounts and costs at December 31, 2001 and 2000, respectively, associated with the issuance of subordinated debentures and other debt.

Annual Maturities of Subordinated Debentures and Other Debt (in thousands):

 Year Ending
 December 31,            Amount
-------------         ------------
    2002              $    26,919
    2003                   13,561
    2004                    5,652
    2005                   34,386
    2006                        0
Thereafter                125,660
                     ------------
                      $   206,178
                     ============

Retirement of Debt:

     During the year ended December 31, 2001, the Company redeemed $34.8 million of subordinated investment notes and recognized a $253,000 (net of income taxes) extraordinary loss.

     In August 2001, the Company called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% convertible subordinated debentures due 2006. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6-3/4% convertible debentures were converted by holders into an aggregate of 8,919,649 shares of Class A common stock. The debentures were convertible into Class A common stock at a conversion price of

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$5.70. During the year ended December 31, 2000 the Company issued 5,965 shares of Class A common stock upon conversion of $34,000 of the Company's 6-3/4% debentures.

     During the year ended December 31, 2000, the Company repurchased $53.8 million aggregate principal amount of the Company's 5-5/8% Debentures and recognized a $7.9 million (net of income tax) extraordinary gain in conjunction with these purchases.

Revolving Credit Facility:

     On August 24, 2000, the Company entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001 the maturity date of the credit facility was extended to September of 2004 and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. The Company was in compliance with all loan covenants at December 31, 2001.

Investment Notes and Margin Debt:

     During the year ended December 31, 2000, the Company issued $34.8 million of subordinated investment notes. The interest rates and maturity dates were fixed upon issuance. The Company may have elected at any time prior to maturity to automatically extend the maturity date of the investment notes for an additional one year. The investment notes were subordinated to all existing and future senior indebtedness. The subordinated investment notes were redeemed in full in September 2001.

     From time to time, the Company borrows funds under a margin account with an unrelated broker/dealer. The terms of this account are ordinary and customary for such accounts.

Trust Preferred Securities:

     BBC Capital Trust I ("BBC Capital ") is a statutory business trust which was formed for the purpose of issuing 9-1/2% Cumulative Trust Preferred Securities ("Trust Preferred Securities") and investing the proceeds thereof in Junior Subordinated Debentures of the Company. BBC Capital issued 2.99 million shares of Trust Preferred Securities at a price of $25 per share in April 1997 for $74.75 million. BBC Capital used these proceeds and $2.3 million of contributed capital from the Company to purchase $77.1 million of 9 1/2% Junior Subordinated Debentures from the Company which mature on June 30, 2027. The net proceeds to the Company from the sale of the Junior Subordinated Debentures were $71.8 million after deduction of the underwriting discount and expenses. At December 31, 2001 and 2000, the amount of Trust Preferred Securities outstanding was $74.75 million. Interest on the Junior Subordinated Debentures and Distributions on the Trust Preferred Securities are fixed at 9 1/2% per annum and are payable quarterly in arrears. Distributions on the Trust Preferred Securities are cumulative and based upon the liquidation value of $25 per Trust Preferred Security. The Company has the right, at any time, so long as there are no continuing events of default to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the Junior Subordinated Debentures. To date no interest has been deferred. The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures after June 30, 2002 and also has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company's having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

Indentures

     The Indentures relating to all of the Debenture indentures (including those related to the Junior Subordinated Debentures) contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures,

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

holding of funds for payments on the Debentures in Trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties and its corporate existence and delivery of annual certifications to the Trustee.

     The Debenture indenture for the 9% subordinated debentures provides that the Company cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distributions of assets to holders of capital stock as such, unless, from and after the date of any such dividend declaration or purchase, redemption, payment or distribution the Company retains cash, cash equivalents or marketable securities sufficient to cover the two consecutive semi-annual interest payments that will be next due and payable. The Company is in compliance with this requirement.

LEVITT COMPANIES:

     Levitt Companies acquisition and development loan obligations are secured by land acquisitions, construction and development of various adult communities located in Florida. The unused commitments on these various mortgage obligations were $27.0 million at December 31, 2001. The fixed rate loans total $9.9 million and have interest rates ranging from 5.88% to 8.50% and maturity dates ranging from April 2002 to May 2009. The variable rate loans total $19.8 million and are indexed to the prime rate of interest with maturity dates ranging from May 2002 to April 2004.

     Levitt Companies borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt Companies to the Company. There is currently $12.4 million outstanding on this loan.

     Levitt and Sons entered into a credit agreement with a non-affiliated financial institution to provide a working capital line of credit of $4.5 million on September 15, 2001 and will be reduced to $3.5 million on September 15, 2002. The outstanding balance at December 31, 2001 and 2000 was $3.5 million and $3.0 million, respectively. The credit agreement requires Levitt and Sons to maintain financial covenants during the term of the agreement.

     Core Communities entered into a credit agreement with a non-affiliated financial institution to provide a line of credit of $8.4 million. At December 31, 2001, Core communities had an available credit of $8.4 million and no balance was outstanding.

     The Company is not a guarantor on Levitt Companies' obligations. Intercompany loans to Levitt Companies of $27.9 million and $28.5 million were eliminated in consolidation at December 31, 2001 and 2000, respectively.

RYAN BECK:

     At December 31, 2001, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $20 million with an interest rate of LIBOR plus one percent. The line expires on April 1, 2002 and is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2001.

11.  RESTRICTED STOCK, COMMON STOCK AND COMMON STOCK OPTION PLANS

Issuance of Class A Common Stock

     During December 2001, the Company sold 6.9 million shares of its Class A Common Stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. The Company used the proceeds to fund a portion of the purchase price to acquire Community Savings Bankshares, Inc. on March 22, 2002.

     On August 15, 2001, we called for redemption approximately $51 million in principal amount of our outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Debentures were convertible into Class A Common Stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 million shares of Class A Common Stock.

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

Retirement of Public Class B Common Stock:

     On August 17, 2000, the Company's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B Common Stock at a price of $6.00 per share. Pursuant to the transaction, the Company paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of Class B Common Stock. As a result of the transaction, BFC Financial Corporation ("BFC") became the sole holder of the Class B Common Stock. The Class A Common Stock remained outstanding and unchanged by the transaction.

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

     The redemption and retirement of all publicly held outstanding shares of Class B Common Stock resulted in compensation expense of $1.3 million for the year ended December 31, 2001. The compensation charge resulted from retirement of shares of Class B Common Stock in the corporate transaction from holders who received these shares upon exercise of options to acquire Class B Common Stock within six months of the date of retirement.

Restricted Stock Incentive Plan and Retention Pool:

     During the year ended December 31, 2001, the Company issued 196,500 shares of restricted Class A Common Stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $1.4 million on the issue date.

     The Company in December 1998, adopted a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 Class A Common Shares of restricted stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards.

     The Board granted 16,287, 0, and 127,002 shares of restricted Class A Common Stock under this plan to key employees of Ryan Beck in 2001, 2000 and 1999, respectively. The fair value of the awards was recorded as compensation expense over the vesting period. The restricted stock vests over designated periods and had a fair market value of $100,000, $0, and $801,000 on the issue date in 2001, 2000 and 1999, respectively.

     In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A Common Stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of Class A restricted Common Stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. The Company may at its option terminate the Plan at any time without the consent of the participants or stockholders and distribute to the participants the amount credited to their deferred account (in whole or in part). The participant's account will be settled by the Company in cash on the vesting date (June 28, 2002) except the Company can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following the vesting date. If the Company elects to exercise its rights to defer 50% of the cash payment, the Company will issue a note bearing interest at prime plus 1%. Included in the Company's Statement of Financial Condition in other liabilities was a $6.5 million obligation associated with the Plan.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Included in the Statement of Operations during December 31, 2001, 2000 and 1999 was $2.0 million, $1.9 million and $1.9 million, respectively, of compensation expense associated with the Plan.

Stock Repurchases:

     In March 1998, the Board of Directors announced a plan to purchase up to
2.3 million shares of common stock and in July 1999, the Board approved a plan to purchase up to an additional 3.5 million shares of common stock. The repurchase plans were canceled as of December 31, 2000.

     The Company repurchased and retired the following shares pursuant to the above announced purchase plans (in thousands except share data):

For the year ended December 31,                 2000           1999
                                             ----------   ------------
Class A shares purchased................             0       1,149,655
Class B shares purchased................       736,000         221,375
Amount paid to purchase Class A shares..    $        0    $      8,394
Amount paid to purchase Class B shares..    $    4,363    $      1,564

Stock Option Plans:

                                                               Stock Option Plans
                                       ------------------------------------------------------------------
                                         Maximum        Shares        Class of     Vesting     Type of
                                         Term (3)    Authorized (6)    Stock   Requirements   Options (5)
                                       ------------------------------------------------------------------
1996 Stock Option Plan                   10 years        2,246,094       A      5 Years (1)       ISO, NQ
1998 Ryan Beck Option Plan               10 years          362,417       A          (4)           ISO, NQ
1998 Stock Option Plan                   10 years          920,000       A      5 Years (1)       ISO, NQ
1999 Non-qualifying Stock Option Plan    10 years          862,500       A          (2)             NQ
1999 Stock Option Plan                   10 years          862,500       A          (2)           ISO, NQ
2000 Non-qualifying Stock Option Plan    10 years        1,704,148       A      immediately         NQ
2001 Stock Option Plan                   10 years        1,500,000       A      5 Years (1)       ISO, NQ

-------------
(1)   All director stock options vest immediately.

(2)   Options vest at the discretion of the compensation committee.

(3) All outstanding options could be exercised 10 years after their grant date.

(4) Upon acquisition of Ryan Beck the Company assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire. The value of such options at the acquisition date was included in the cost of the Ryan Beck acquisition and credited to additional paid-in-capital.

(5)   ISO - Incentive Stock Option
      NQ - Non-qualifying Stock Option

(6) During 2001 shares available for granting but not then granted from all stock options plans except the 2001 stock option plan were canceled. The Company's Board has increased the number of shares authorized under the 2001 stock option plan to 3,000,000, subject to shareholder approval at the 2002 Annual Meeting.

     In August 2000, the Company's Class B Common Stock shareholder approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of Class A Common Stock. The plan was established pursuant to the corporate transaction in order to exchange options to acquire Class B Common Stock that were converted in the transaction into options to acquire Class A Common Stock. All outstanding options to acquire Class B Common Stock were exchanged for 1,704,148 non-qualifying options to acquire Class A Common Stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant Class B option. The options issued had the same intrinsic value as the Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Class B Common Stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B Common Stock was terminated.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A summary of stock option activity segregated by class of stock was:

                                                                    Class A        Class B
                                                                  Outstanding    Outstanding
                                                                    Options         Options
                                                                 ------------    -----------
Outstanding December 31, 1998.............................        2,513,631       1,885,581
Exercised.................................................          (51,997)       (118,420)
Forfeited.................................................         (408,052)         (7,693)
Issued....................................................        1,534,754               0
                                                                 ------------    -----------
Outstanding December 31, 1999.............................        3,588,336       1,759,468
Issued in connection with corporate transaction...........        1,704,148               0
Canceled in connection with corporate transaction.........                0      (1,136,108)
Exercised.................................................          (16,456)       (623,360)
Forfeited.................................................         (145,642)              0
Issued....................................................          360,000               0
                                                                 ------------    -----------
Outstanding at December 31, 2000..........................        5,490,386               0
Exercised.................................................         (361,085)              0
Forfeited.................................................         (227,097)              0
Issued....................................................          553,875               0
                                                                 ------------    -----------
Outstanding at December 31, 2001..........................        5,456,079               0
                                                                 ------------    -----------
Available for grant at December 31, 2001..................          955,125
                                                                 ============

                                                                 For the Year Ended
                                                                     December 31,
                                                           -------------------------------

                                                             2001       2000        1999
                                                           --------   --------    --------
Weighted average exercise price of options outstanding..    $  4.70    $  4.80     $  5.25
Weighted average exercise price of options exercised....       4.32       3.40        3.90
Weighted average price of options forfeited.............    $  6.06    $  6.05     $  5.92

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The adoption of FAS 123 under the fair value based method would have increased compensation expense (net of tax) by $538,000 for the year ended December 31, 2001 and $1.1 million for each of the years in the two year period ended December 31, 2000. The effect of FAS 123 under the fair value based method would have affected net income and earnings per share as follows:

                                                                        For the Year Ended
(In thousands, except per share data)                                     December 31,
                                                            --------------------------------------
                                                               2001          2000          1999
                                                            -----------    ---------    ----------
Net income                              As reported......    $   33,160    $  24,714    $   30,869
                                                            ===========    =========    ==========
                                        Pro forma........        32,622       23,656        29,741
                                                            ===========    =========    ==========

Basic earnings per share                As reported......    $     0.76    $  N/A       $   N/A
                                        Pro forma........          0.74       N/A           N/A
                                                            ===========    =========    ==========

Diluted earnings per share              As reported......    $     0.65    $  N/A       $   N/A
                                                            ===========    =========    ==========
                                        Pro forma........          0.63       N/A           N/A
                                                            ===========    =========    ==========

Basic earnings per share Class A        As reported......    $  N/A        $    0.64    $     0.77
                                                            ===========    =========    ==========
                                        Pro forma........       N/A             0.61          0.74
                                                            ===========    =========    ==========

Basic earnings per share Class B        As reported......    $  N/A        $    0.57    $     0.70
                                                            ===========    =========    ==========
                                        Pro forma........       N/A             0.55          0.68
                                                            ===========    =========    ==========

Diluted earnings per share Class A      As reported......    $  N/A        $    0.54    $     0.62
                                                            ===========    =========    ==========
                                        Pro forma........       N/A             0.53          0.61
                                                            ===========    =========    ==========

Diluted earnings  per share Class B     As reported......    $  N/A        $    0.51    $     0.60
                                                            ===========    =========    ==========
                                        Pro forma........       N/A             0.50          0.59
                                                            ===========    =========    ==========

     The option method used to calculate the FAS 123 compensation adjustment was the Black-Scholes model with the following grant date fair values and assumptions:

                                                          Weighted Average
                               -------------------------------------------------------------------
                  Number of                                     Risk Free                 Expected
   Year of         Options      Grant Date      Exercise      Interest     Expected       Dividend
   Grant          Granted       Fair Value      Price          Rate        Volatility       Yield
---------      ------------    -----------    ----------     ----------   ------------   ---------
   1999           1,534,754       $   3.39      $   6.28         5.17%        50.00%          1.34%
   2000             270,000       $   1.78      $   3.84         6.47%        50.00%          2.61%
   2000              90,000       $   1.70      $   4.05         6.47%        50.00%          2.61%
   2001             553,875       $   1.69      $   3.94         5.04%        50.00%          3.00%

     The employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000 The employee turnover factor was 6.00% for incentive stock options and 25% for non-qualifying stock options for the year ended December 31, 1999. The expected life for all options issued was 7.5 years.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                             Options Outstanding                        Options Exercisable
                              -------------------------------------------------   -----------------------------
                                                  Weighted-         Weighted-                        Weighted-
 Class of      Range of          Number            Average           Average           Number         Average
  Common       Exercise        Outstanding        Remaining          Exercise       Exercisable      Exercise
  Stock         Prices         at 12/31/01     Contractual Life        Price        at 12/31/01        Price
---------   ---------------   -------------   ------------------   ------------   ---------------   -----------
    A       $2.26 to  4.44       2,474,742        5.0 years        $     2.89        1,597,866       $   2.34
    A       $4.45 to  7.83       2,684,066        6.0 years              5.93          851,406           5.24
    A       $7.84 to 12.23         297,271        5.3 years              8.71          105,459           9.35
                              -------------   ------------------   ------------   ---------------   -----------
                                 5,456,079        5.5 years        $     4.70        2,554,731       $   3.60
                              =============   ==================   ============   ===============   ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  Income Taxes

     The provision for income taxes consisted of (in thousands):

                                     2001         2000         1999
                                   ---------   ---------   ---------
Continuing operations  .........  $  22,736   $  11,607   $  18,106
Discontinued operations                   0         361       1,269
Extraordinary items  ...........       (136)      4,280           0
Cumulative effect of a change in
 accounting principle  .........        683           0           0
                                   ---------   ---------   ---------
Total  .........................  $  23,283   $  16,248   $  19,375
                                   =========   =========   =========

Continuing operations:
Current:
 Federal  ....................... $  21,661   $  13,473   $  18,944
 State  .........................       478         869         733
                                    ---------   ---------   ---------
                                     22,139      14,342      19,677
                                    ---------   ---------   ---------
Deferred:
Federal  .......................       (871)     (3,576)     (1,836)
 State  .........................     1,468         841         265
                                    ---------   ---------   ---------
                                        597      (2,735)     (1,571)
                                    ---------   ---------   ---------

Provision  for income taxes       $  22,736   $  11,607   $  18,106
                                   =========   =========   =========

     The Company's actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

                                                                            For the Year Ended
                                                                               December 31,
                                                  ---------------------------------------------------------
                                                         2001                2000                1999
                                                  -----------------   -----------------   -----------------
Income tax provision at expected federal income
  tax rate of  35%  ...........................  $  18,904   35.00%  $   9,698   35.00%  $  16,414   35.00%
   Increase (decrease) resulting from:
   Tax-exempt interest income..................       (165)  (0.31)       (129)  (0.47)       (158)  (0.34)
   Provision for state taxes net of federal            240    0.45         403    1.45       1,398    2.98
   benefit
   Change in  valuation allowance for deferred
    tax assets  ...............................     (1,286)  (2.38)       (800)  (2.86)       (517)  (1.10)
   Change in State tax valuation allowance ....      1,637    3.03         926    3.34           0    0.00
   Impairment and amortization of costs over
    fair value of net assets acquired  ........      3,590    6.65       1,300    4.69       1,297    2.77
   Other -- net  ..............................       (184)  (0.34)        209    0.75        (328)  (0.70)
                                                  ---------  ------  ----------  ------  ----------  ------
      Provision  for income taxes  ............  $  22,736   42.10%  $  11,607   41.90%  $  18,106   38.61%
                                                  =========  ======  ==========  ======  ==========  ======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                                    December 31,
                                                                                          -----------------------------------
                                                                                            2001         2000         1999
                                                                                          ---------   ----------   ----------
Deferred tax assets:                                                                               (In thousands)
 Provision for discontinued operations, restructuring charges and write-downs .........  $     404   $    1,106   $      374
 Allowance for loans, REO, tax certificate losses and other reserves, for
  financial statement purposes ........................................................     19,953       19,709       19,919
 Net operating loss carryforward ......................................................      3,410        2,883        1,073
 Real estate held for development and sale capitalized costs for tax purposes
  in excess of amounts capitalized for financial statement purposes ...................     10,527       13,192       13,499
 Accumulated other comprehensive income ...............................................          0            0       16,943
 Other ................................................................................      4,507        3,366        1,874
                                                                                          ---------   ----------   ----------
 Total gross deferred tax assets ......................................................     38,801       40,256       53,682
 Less valuation allowance .............................................................      7,682        7,331        5,140
                                                                                          ---------   ----------   ----------
 Total deferred tax assets ............................................................     31,119       32,925       48,542
                                                                                          ---------   ----------   ----------
Deferred tax liabilities:
 Tax bad debt reserve in excess of base year reserve ..................................        546          819        1,072
 Deferred loan income, due to differences in the recognition of loan origination
  fees and discounts ..................................................................        688        1,984        2,949
 Accumulated other comprehensive income ...............................................      8,555        1,025            0
 Other ................................................................................      3,451        3,124        3,034
                                                                                          ---------   ----------   ----------
 Total gross deferred tax liabilities .................................................     13,240        6,952        7,055
                                                                                          ---------   ----------   ----------
 Net deferred tax asset ...............................................................     17,879       25,973       41,487
 Less net deferred tax asset at beginning of period ...................................    (25,973)     (41,487)     (20,148)
 Acquired net deferred tax asset, net of valuation allowance ..........................          0            0       (8,105)
 Increase (decrease) in accumulated other comprehensive income.........................      7,497       18,002      (19,174)
                                                                                          ---------   ----------   ----------
 (Provision) benefit  for deferred income taxes .......................................       (597)       2,488       (5,940)
 Provision for deferred income taxes - discontinued operations ..........................        0          247        7,511
                                                                                          ---------   ----------   ----------
 (Provision) benefit for deferred income taxes - continuing operations ................  $    (597)  $    2,735   $    1,571
                                                                                          =========   ==========   ==========

     Activity in the deferred tax valuation allowance was (in thousands):

                                                                           For the year ended
                                                                              December 31,
                                                                  ----------------------------------
                                                                   2001        2000        1999
                                                                  ---------   ---------   ----------
Balance, beginning of period ..................................  $   7,331   $   5,140   $   3,357
Utilization of acquired tax benefits ..........................     (1,163)       (470)       (109)
Increase in state deferred tax valuation allowance ............      1,637       2,991           0
Other decreases in deferred tax valuation allowance ...........       (123)       (330)       (408)
Valuation allowance established on acquired deferred tax assets          0           0       2,300
                                                                  ---------   ---------   ----------
Balance, end of period ........................................  $   7,682   $   7,331   $   5,140
                                                                  =========   =========   ==========

     On December 31, 1999, the Company established a $2.3 million valuation allowance associated with the deferred tax assets acquired in connection with the Levitt Companies acquisition.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 2001, 2000 and 1999 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance will occur if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized. The valuation allowance was established in order to reflect uncertainties associated with the utilization of certain tax benefits acquired in connection with the Core Communities and Levitt Companies acquisitions.

     For the year ended December 31, 2001 and 2000, the activity in the valuation allowance included increases of $1.6 million and $3.0 million, respectively relating to state deferred tax assets for which realizability is limited due to the deconsolidation of the Company and its subsidiaries for Florida income tax purposes. The remaining activity in the valuation allowance relates to utilization of tax benefits and adjustments of estimated future tax benefits associated with Levitt Companies' real estate activities.

     Approximately $2.0 million of net operating loss carryforwards ("NOL's") acquired in connection with the Core Communities acquisition remain as of December 31, 2001 which expire through the year 2011. The NOL carryforwards can only be realized if Core Communities has taxable income of an appropriate character.

     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, retained earnings at December 31, 2001 includes $10.1 million for which no provision for income tax has been provided. If in the future this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $3.9 million would be imposed.

13.  Pension and 401(k) Plans

Pension Plan:

     At December 31, 1998, the Company froze its defined benefit pension plan ("Plan") pursuant to which then-current participants in the Plan ceased accruing service benefits beyond that date and all participants became vested in the Plan. The Company will be subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.

     The following table sets forth the Plan's funded status and the prepaid pension cost included in the Consolidated Statements of Financial Condition in other assets at:

                                                                               December 31,
                                                                         -----------------------
                                                                          2001         2000
                                                                         ----------   ----------
                                                                            (In thousands)
Projected benefit obligation at the beginning of the year ............  $   18,938   $   17,665
Interest cost ........................................................       1,429        1,353
Actuarial (gain) loss ................................................       1,503          712
Benefits paid ........................................................        (782)        (792)
                                                                         ----------   ----------
Projected benefit obligation at end of year ..........................  $   21,088   $   18,938
                                                                         ==========   ==========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                              December 31,
                                                                         ----------------------------
                                                                          2001             2000
                                                                         --------------   -----------
                                                                             (In thousands)
Fair value of Plan assets at the beginning of year ...................  $       26,822   $    28,278
Actual return on Plan assets .........................................          (1,474)         (664)
Employer contribution ................................................               0             0
Benefits paid ........................................................            (782)         (792)
                                                                         --------------   -----------
Fair value of Plan assets as of actuarial date .......................  $       24,566   $    26,822
                                                                         ==============   ===========

                                                                              December 31,
                                                                         ------------------------------
                                                                          2001             2000
                                                                         --------------   -------------
                                                                             (In thousands)
Actuarial present value of projected benefit obligation for service
  rendered to date ...................................................  $     (21,088)   $     (18,938)
Plan assets at fair value as of the actuarial date ...................         24,566           26,822
                                                                         --------------   -------------
Plan assets in excess of projected benefit obligation ................          3,478            7,884
Unrecognized net loss (gain) from past experience different from
 that assumed and effects of changes in assumptions ..................          3,505           (1,853)
                                                                         --------------   -------------
Prepaid pension cost .................................................  $       6,983    $       6,031
                                                                         ==============   =============

     Net pension cost includes the following components:

                                                                        For the Years Ended
                                                                 ---------------------------------------
                                                                           December 31,
                                                                    2001         2000           1999
                                                                 -----------   -----------   -----------
                                                                              (In thousands)
Service cost benefits earned during the period ...............  $         0   $         0   $         0
Interest cost on projected benefit obligation ................        1,429         1,353         1,287
Expected return on plan assets ...............................       (2,381)       (2,511)       (2,076)
Amortization  of unrecognized net gains and losses ...........            0          (309)            0
                                                                 -----------   -----------   -----------
Net periodic pension benefit (1) .............................  $      (952)  $    (1,467)  $      (789)
                                                                 ===========   ===========   ===========

(1)  Periodic pension benefit is included in employee compensation expense.

The actuarial assumptions used in accounting for the Plan were:

                                                      For the Years Ended
                                                         December 31,
                                                   -----------------------
                                                    2001    2000    1999
                                                   ------  ------  -------
Weighted average discount rate ...................  7.25%   7.50%   7.50%
Rate of increase in future compensation levels ...   N/A      N/A     N/A
Expected long-term rate of return ................  9.00%   9.00%   9.00%

             BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL, STATEMENTS - (CONTINUED)

     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Participant data at December 31, 2001, 2000, and 1999 was used for the actuarial assumption for the years ended December 31, 2001, 2000, and 1999. The Company did not make any contributions to the Plan during the years ended December 31, 2001, 2000, and 1999.

401(k) Plan:

     BankAtlantic sponsors a defined contribution plan ("401(k) Plan") for all employees who have completed three months of service. Employees can contribute up to 14% of their salary, not to exceed $10,500, for 2001, 2000 and 1999. For employees that fall within the highly compensated criteria, maximum contributions were 7% of salary. Included in employee compensation and benefits on the consolidated statement of operations was $1.5 million, $1.1 million and $205,000 of expenses and employer contributions related to the 401(k) Plan for the years ended December 31, 2001, 2000 and 1999, respectively. The discretionary employer match was 100% of the first 4% of an employee's contribution for the year ended December 31, 2001 and 2000 and 25% of the first 4% of an employee's contribution during the year ended December 31, 1999, vesting according to a schedule over a period of five years. Beginning January 1, 2002, the 401(k) Plan was amended to provide for an employer match of 100% of the first 3% of an employee's contribution and 50% of the next 1% of an employee's contribution, paid each pay day and vesting immediately.

Ryan Beck Plans:

     Ryan Beck maintains two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

     Ryan Beck's Money Purchase Pension Plan contributions totaled $1.4 million, $1.6 million and $1.0 million during the years ended December 31, 2001, 2000 and 1999, respectively. Ryan Beck contributes 8% of an employee's eligible earnings, as defined, subject to certain limitations.

     Ryan Beck's employees may contribute up to 12% of their earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period January 1, 2001 to March 31, 2001, Ryan Beck matched dollar-for-dollar on the first 4% of contributions for salaried employees and the first 2.5% for investment consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. Included in employee compensation and benefits on the consolidated statement of operations was $224,000, $560,000 and $360,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2001, 2000 and 1999, respectively.

     Ryan Beck sponsored defined contribution savings plans during the three months ended March 31, 1999. Effective April 1, 1999, Ryan Beck suspended discretionary contributions to the plan. Ryan Beck's discretionary profit sharing contribution from January 1, 1999 to April 1, 1999 totaled $375,000 and is included in the Company's Statement of Operations during the year ended December 31, 1999.

             BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL, STATEMENTS - (CONTINUED)

14.  COMMITMENTS AND CONTINGENCIES

     The Company is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2001, for the periods shown was (in thousands):

Year Ending December 31,                       Amount
------------------------                   --------------
2002 ...................................  $       7,381
2003 ...................................          6,814
2004 ...................................          4,498
2005 ...................................          2,750
2006 ...................................          2,188
Thereafter .............................          4,211
                                           --------------
                Total ..................  $      27,842
                                           ==============

                                                                For the Years Ended
                                                                    December 31,
                                                          ----------------------------------
                                                                2001       2000       1999
                                                               ------    --------    -------
Rental expense for premises and equipment .............   $   10,545    $   9,683  $  7,294
                                                              =======    ========   ========
Allowance for future rental payments on closed branches
(included in other liabilities) .......................   $        0    $      75  $    271
                                                              =======    =========  ========

     The allowance for closed branches includes branches closed in prior periods, and those branches included in the restructuring plan (see Note 5).

     At December 31, 2001, BankAtlantic leased 327 ATM's located in BankAtlantic branch locations, cruise ships, Native American Reservation gaming facilities and various retail outlets.

     In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with off-balance sheet risk were:

                                                                        December 31,
                                                                  --------------------------
                                                                     2001          2000
                                                                  ------------  ------------
                                                                       (in thousands)
Commitment to sell fixed rate residential loans ................ $        462  $        599
Commitments to purchase mortgage backed securities .............       60,394        11,564
Forward contract to purchase mortgage-backed securities ........      110,752       225,163
Commitments to extend credit, including the undisbursed
  portion of loans in process ..................................      779,788       476,545
Letters of credit ..............................................      196,883       187,596

     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $28.0 million of commitments to extend credit at a fixed interest rate and $751.8 of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

             BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL, STATEMENTS - (CONTINUED)

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

     BankAtlantic is required to maintainreserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $43.7 million and $40.6 million at December 31, 2001 and 2000, respectively.

     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2001 BankAtlantic was in compliance with this requirement, with an investment of approximately $56.4 million in stock of the FHLB of Atlanta.

     Levitt Companies is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business Levitt Companies provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt Companies provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

     Core Communities, a wholly owned subsidiary of Levitt Companies entered into a connection fee Guarantee Agreement with the St. Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by Core Communities to service outstanding bonds of the District. Core Communities has no underlying guarantee obligation in connection with the District Bonds.

     Upon the acquisition of Ryan Beck, the Company became subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection of and payment of funds and, receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and that customer transactions are executed properly by the clearing broker. Ryan Beck does not utilize futures as a hedge against interest rate risk for its trading inventory or use derivatives in its trading activities.

15.  REGULATORY MATTERS

     The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC Financial Corporation ("BFC") owns 8,296,890 shares of Class A common stock and 100% of Class B common stock which amounts to 23% of the Company's outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. BankAtlantic's ability to pay dividends to the Company is subject to regulatory approvals. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels. At December 31, 2001, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2001 this capital distribution limitation was $46.2 million.

             BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL, STATEMENTS - (CONTINUED)

     Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002

     BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                For Capital                To Be Considered
                                                      Actual                 Adequacy Purposes             Well Capitalized
                                               --------------------          ----------------------      --------------------
                                                 Amount      Ratio           Amount        Ratio          Amount        Ratio
                                               -----------  -------          ---------    ---------      ---------     ------
(Dollars in Thousands)
As of December 31, 2001:

Total risk-based capital ...................  $    383,295    12.90 %   $ >    237,648   >   8.00 %   $    297,060   >  10.00 %
                                                                          -              -                           -
Tier I risk-based capital ..................  $    346,057    11.65 %   $ >    118,824   >   4.00 %   $    178,236   >   6.00 %
                                                                          -              -                           -
Tangible capital ...........................  $    346,057     8.02 %   $ >     64,707   >   1.50 %   $     64,707   >   1.50 %
                                                                          -              -                           -
Core capital ...............................  $    346,057     8.02 %   $ >    172,551   >   4.00 %   $    215,689   >   5.00 %
                                                                          -              -                           -
As of December 31, 2000:
Total risk-based capital ...................  $    328,973    11.00 %   $ >    239,356   >   8.00 %   $    299,194   >  10.00 %
                                                                          -              -                           -
Tier I risk-based capital ..................  $    291,544     9.74 %   $ >    119,678   >   4.00 %   $    179,517   >   6.00 %
                                                                          -              -                           -
Tangible capital ...........................  $    291,544     6.66 %   $ >     65,653   >   1.50 %   $     65,653   >   1.50 %
                                                                          -              -                           -
Core capital ...............................  $    291,544     6.66 %   $ >    175,077   >   4.00 %   $    218,846   >   5.00 %
                                                                          -              -                           -

     The Company's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At December 31, 2001, Ryan Beck's regulatory net capital was approximately $6.2 million, which exceeded minimum net capital rule requirements by $5.2 million.

     Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2001.

16. LEGAL PROCEEDINGS

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

                      BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  PARENT COMPANY FINANCIAL INFORMATION

     Condensed Statements of Financial Condition at December 31, 2001 and 2000 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 2001 are shown below. (in thousands):

                             CONDENSED STATEMENTS OF FINANCIAL CONDITION                                       December 31,
                                                                                                          -----------------------
                                               ASSETS                                                        2001         2000
                                                                                                          ----------  -----------
Cash deposited at  BankAtlantic .....................................................................  $     40,197 $      3,172
Short term investments ..............................................................................         3,817            0
Investment securities ...............................................................................        43,101       45,865
Investment in BankAtlantic ..........................................................................       370,503      401,452
Investment in subsidiaries ..........................................................................       113,861       50,349
Due from BankAtlantic ...............................................................................         6,983            0
Other assets                                                                                                 10,862        5,777
                                                                                                          ----------  -----------
     Total assets                                                                                      $    589,324 $    506,615
                                                                                                          ==========  ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Junior subordinated debentures, subordinated debentures and other borrowings ........................  $    144,229 $    251,169
Other liabilities ...................................................................................         9,422        6,625
                                                                                                        ------------  -----------
Total liabilities ...................................................................................       153,651      257,794
Stockholders' equity ................................................................................       435,673      248,821
                                                                                                        ------------  -----------
     Total liabilities and stockholders' equity .....................................................  $    589,324 $    506,615
                                                                                                        ============  ===========

                                                                                              For the Years Ended December 31,
                                                                                          ---------------------------------------
                           CONDENSED STATEMENTS OF OPERATIONS                                 2001         2000          1999
                                                                                          -----------   -----------  ------------
Dividends from subsidiaries .........................................................   $      22,420  $     23,404 $     23,440
Interest income on repurchase agreements and deposits at BankAtlantic ...............             202           538          235
Interest income on loans and investments ............................................              26           667        3,821
                                                                                          -----------   ------------  -----------
     Total interest income ..........................................................          22,648        24,609       27,496
Interest expense on subordinated debentures, junior subordinated debentures and other          18,517        20,808       19,044
borrowings ..........................................................................
                                                                                          -----------   ------------  -----------
Net interest income .................................................................           4,131         3,801        8,452
Management fee income from Ryan Beck ................................................               0             0          604
Securities activity, net ............................................................           3,124         1,506          381
Compensation in connection with corporate merger ....................................               0        (1,320)           0
Other expenses, net .................................................................            (819)         (400)        (350)
                                                                                          -----------   ------------  -----------
Income before extraordinary items, income tax benefit and undistributed earnings of            6,436         3,587        9,087
  subsidiaries ......................................................................
Income tax benefit ..................................................................           5,245         6,859        4,955
                                                                                          -----------   ------------  -----------
Income before extraordinary items and undistributed earnings of subsidiaries ........          11,681        10,446       14,042
Extraordinary items, net of tax .....................................................            (253)        7,948            0
                                                                                          -----------   ------------  -----------
Income before undistributed earnings of subsidiaries ................................          11,428        18,394       14,042
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic ....          (1,554)       (1,251)         237
Equity in income from BankAtlantic's continuing operations ..........................          21,148         6,902       14,513
Equity in income  from BankAtlantic's cumulative effect of a change in accounting ...           1,138             0            0
  principle .........................................................................
Equity in income  from BankAtlantic's discontinued operations .......................               0           669        2,077
                                                                                          ------------   -----------   ----------
          Net income ................................................................   $      32,160  $     24,714 $     30,869
                                                                                          ============   ===========   ==========

                      BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 For the Years Ended
                                                                                                    December 31,
                                                                                       ----------------------------------------
(In thousands)                                                                             2001          2000          1999
                                                                                       ------------  ------------  ------------
Operating activities:
  Income from continuing operations ................................................  $     31,275  $     16,097  $     28,792
  Income from discontinued operations ..............................................             0           669         2,077
  (Loss) income  from extraordinary items ..........................................          (253)        7,948             0
  Income from cumulative effect of a change in accounting principle ................         1,138             0             0
Adjustment to reconcile net income to net cash (used) provided by operating activities: ......................................................................
  Equity in net undistributed earnings of BankAtlantic and other subsidiaries ......       (20,732)       (6,320)      (16,827)
  Amortization and accretion, net ..................................................         1,104         1,559           700
  Other than temporary impairment ..................................................         3,532           630             0
  Gains on sales of securities available for sale ..................................        (3,124)       (1,506)         (381)
  Increase (decrease) in other liabilities .........................................         5,491        (3,490)        2,977
  (Increase) decrease in  (payable) receivable  (to) from  BankAtlantic ............        (6,983)        5,704        (5,047)
  (Increase) decrease  in other assets .............................................        (5,539)         (480)           47
                                                                                         -----------   ----------  ------------
  Net cash provided by operating activities ........................................         5,909        20,811        12,338
                                                                                         -----------   ----------  ------------
Investing activities:
  Principal reduction on loans .....................................................             0        10,000             0
  Additional investments in Ryan Beck ..............................................             0        (5,000)            0
  Repayment of joint venture advances ..............................................             0             0        10,499
  Purchase of securities ...........................................................        (8,511)       (2,106)      (19,184)
  Proceeds from sales of  securities ...............................................         7,761         8,649         2,794
                                                                                         -----------   ----------  ------------
  Net cash (used) provided  by investing activities ................................          (750)       11,543        (5,891)
                                                                                         -----------   ----------  ------------
Financing activities:
  Issuance of common stock .........................................................        96,982         2,347         1,826
  Common stock dividends paid ......................................................        (5,282)       (4,024)       (3,935)
  Proceeds from  borrowings ........................................................             0        54,801             0
  Repayments of notes payable ......................................................       (20,975)            0             0
  Retirement of subordinated investment notes and subordinated debentures ..........       (35,042)      (53,896)            0
  Payments to acquire and retire publicly held Class B Common Stock ................             0       (31,923)            0
  Payment to acquire and retire common stock .......................................             0        (4,363)       (9,958)
                                                                                         -----------   ----------  ------------
  Net cash  provided (used) by financing activities ................................        35,683       (37,058)      (12,067)
                                                                                         -----------   ----------  ------------
  Increase (decrease) in cash and cash equivalents .................................        40,842        (4,704)       (5,620)
  Cash and cash equivalents at beginning of period .................................         3,172         7,876        13,496
                                                                                         -----------   ----------  ------------
  Cash and cash equivalents at end of period .......................................  $     44,014  $      3,172  $      7,876
                                                                                         ===========   ==========  ============

                                                                     (continued)

                  BANKATLANTIC BANKCORP, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(In thousands)                                                                          2001           2000           1999
                                                                                    ------------   ------------   ------------
Supplementary disclosure of non-cash investing and financing activities:
  Interest paid ...................................................................   $  19,038     $  20,641      $  20,780
  Issuance of Class A common stock upon acquisitions ..............................         335           178          1,084
  Issuance of Class A common stock upon acquisition of other securities ...........           0             0          5,000
  Transfer of direct ownership in Levitt Companies  from BankAtlantic to the
   Company ........................................................................      66,826             0              0
  Increase in equity for the tax effect related to the exercise of stock options ..         598           100            141
  Increase (decrease) in stockholders' equity from other comprehensive income .....      13,270        28,575        (30,571)
  Issuance of Class A common stock upon conversion of subordinated debentures .....      49,935            34             30
  Decrease in other liabilities associated with the Ryan Beck deferred compensation
    plan ..........................................................................       3,052             0              0
  Capital contributions associated with the Ryan Beck deferred compensation plan ..      (1,292)            0              0

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. SELECTED QUARTERLY RESULTS (Unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands except share and per share data):

                                                             First         Second         Third          Fourth
                       2001                                 Quarter        Quarter       Quarter        Quarter          Total
                       ----                              ------------  -------------  ------------   ------------    ------------
Interest income .......................................  $    86,252   $     83,656   $    83,079    $    72,631     $   325,618
Interest expense ......................................       53,954         50,023        45,518         38,104         187,599
                                                         ------------  -------------  ------------   ------------    ------------
Net interest income ...................................       32,298         33,633        37,561         34,527         138,019
Provision for loan losses .............................        2,761          4,040         7,258          2,846          16,905
                                                         ------------  -------------  ------------   ------------    ------------
Net interest income after provision for loan losses ...       29,537         29,593        30,303         31,681         121,114
                                                         ------------  -------------  ------------   ------------    ------------
Income before income taxes ............................       11,031         13,237        12,557         17,186          54,011
                                                         ------------  -------------  ------------   ------------    ------------
Income from continuing operations .....................        6,825          8,605         5,344         10,501          31,275
Extraordinary items, net of taxes .....................            0              0          (253)             0            (253)
Cumulative effect of a change in accounting principle,
  net of tax ..........................................        1,138              0             0              0           1,138
                                                         ------------  -------------  ------------   ------------    ------------
Net income ............................................  $     7,963   $      8,605   $     5,091    $    10,501     $    32,160
                                                         ============  =============  ============   ============    ============
Basic earnings  per share from continuing operations ..  $      0.19   $       0.24   $      0.12    $      0.20     $      0.74

Basic earnings  per share from extraordinary items ....         0.00           0.00          0.00           0.00           (0.01)
Basic earnings per share from cumulative effect of a
  change in accounting principle ......................         0.03           0.00          0.00           0.00            0.03
                                                         ------------  -------------  ------------   ------------    ------------
Basic earnings per share ..............................  $      0.22   $       0.24   $      0.12    $      0.20     $      0.76
                                                         ============  =============  ============   ============    ============
Diluted earnings  per share from continuing operations   $      0.15   $       0.19   $      0.11    $      0.19     $      0.63

Diluted earnings  per share from  extraordinary items .         0.00           0.00          0.00           0.00            0.00

Diluted earnings per share from cumulative effect of a
  change in accounting principle ......................         0.03           0.00          0.00           0.00            0.02
                                                         ------------  -------------  ------------   ------------    ------------
Diluted earnings  per share ...........................  $      0.18   $       0.19   $      0.11    $      0.19     $      0.65
                                                         ============  =============  ============   ============    ============

Basic weighted average number of common
  shares outstanding ..................................   36,502,372     36,535,810    43,378,684     51,768,998      42,091,961
                                                         ============  =============  ============   ============    ============
Diluted weighted average number of common
  shares outstanding ..................................   50,571,743     51,275,621    57,009,076     57,859,579      54,313,104
                                                         ============  =============  ============   ============    ============

     Included in net income during the third quarter of 2001 was a $6.6 million impairment of goodwill relating to the Company's leasing subsidiary. Included in interest income during the third quarter was $2.8 million of discount accretion from the repayment of a commercial real estate loan. The improvement in net income during the fourth quarter reflects a significant decline in the Company's provision for loan losses, increased earnings from real estate operations and improvements in the net interest margin. The above improvements in net income during the fourth quarter were partially offset by a $2.6 million litigation accrual associated with Levitt Companies.

                  BANKATLANTIC BANKCORP, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                            First       Second        Third       Fourth
                         2000                              Quarter      Quarter      Quarter      Quarter         Total
                         ----                              -------      -------      -------      -------         -----
Interest income ......................................     $    77,224  $    80,146  $    85,038  $    85,483  $   327,891
Interest expense .....................................          47,172       50,457       55,715       56,668      210,012
                                                           -----------  -----------  -----------  -----------  ------------
Net interest income ..................................          30,052       29,689       29,323       28,815      117,879
Provision for loan losses ............................          10,787        4,533        6,696        7,116       29,132
                                                           -----------  -----------  -----------  -----------  ------------
Net interest income after provision for loan losses...          19,265       25,156       22,627       21,699       88,747
                                                           -----------  -----------  -----------  -----------  ------------
Income before income taxes ...........................           6,113        7,464        2,590       11,537       27,704
                                                           -----------  -----------  -----------  -----------  ------------
Income from continuing operations ....................           3,681        5,003        1,199        6,214       16,097
Income from discontinued operations ..................               0          259          165          245          669
Extraordinary items, net of taxes ....................           3,466            0        3,966          516        7,948
                                                           -----------  -----------  -----------  -----------  ------------
Net income                                                 $     7,147  $     5,262  $     5,330  $     6,975  $    24,714
                                                           ===========  ===========  ===========  ===========  ============
Class A basic earnings  per share from continuing
   operations ........................................     $      0.09  $      0.12  $      0.03  $      0.17  $      0.42
Class A basic earnings  per share from discontinued
 operations ..........................................            0.00         0.01         0.01         0.01         0.02
Class A basic earnings per share from extraordinary items         0.09         0.00         0.10         0.01         0.20
                                                           -----------  -----------  -----------  -----------  ------------
Class A basic earnings  per share ....................     $      0.18  $      0.13  $      0.14  $      0.19  $      0.64
                                                           ===========  ===========  ===========  ===========  ============
Class B basic earnings  per share from continuing
    operations .......................................     $      0.08  $      0.11  $      0.02  $      0.16  $      0.37
Class B basic earnings  per share from discontinued
  operations .........................................            0.00         0.01         0.01         0.00         0.02
Class B basic earnings per share from extraordinary items         0.08         0.00         0.09         0.02         0.18
                                                           -----------  -----------  -----------  -----------  ------------
Class B basic earnings per share .....................     $      0.16  $      0.12  $      0.12  $      0.18  $      0.57
                                                           ===========  ===========  ===========  ===========  ============
Class A diluted earnings  per share from continuing
  operations .........................................     $      0.09  $      0.11  $      0.03  $      0.14  $      0.38
Class A diluted earnings  per share from
  discontinued operations ............................            0.00         0.00         0.01         0.01         0.01
Class A diluted earnings per share from
   extraordinary items ...............................            0.06         0.00         0.10         0.01         0.15
                                                           -----------  -----------  -----------  -----------  ------------
Class A diluted earnings  per share ..................     $      0.15  $      0.11  $      0.14  $      0.16  $      0.54
                                                           ===========  ===========  ===========  ===========  ============
Class B diluted earnings  per share from continuing
  operations .........................................     $      0.08  $      0.11  $      0.02  $      0.14  $      0.37
Class B diluted earnings per share from
 discontinued  operations ............................            0.00         0.01         0.01         0.00         0.01
Class B diluted earnings per share from
  extraordinary items ................................            0.05         0.00         0.09         0.01         0.13
                                                           -----------  -----------  -----------  -----------  ------------
Class B diluted earnings  per share ..................     $      0.13  $      0.12  $      0.12  $      0.15  $      0.51
                                                           ===========  ===========  ===========  ===========  ============
Basic weighted average number of common
  Class A shares outstanding .........................      31,499,608   31,546,061   31,588,054   31,605,840   31,560,093
                                                           ===========  ===========  ===========  ===========  ============
Basic weighted average number of common
  Class B shares outstanding .........................      10,058,228    9,774,193    7,449,622    4,876,124    8,029,287
                                                           ===========  ===========  ===========  ===========  ============
Diluted weighted average number of common
  Class A shares outstanding .........................      48,586,052   47,194,152   31,722,395   45,285,849   47,126,250
                                                           ===========  ===========  ===========  ===========  ============
Diluted weighted average number of common
  Class B shares outstanding .........................      10,551,290   10,270,725    7,686,402    4,876,124    8,319,359
                                                           ===========  ===========  ===========  ===========  ============

                 BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Fair values of non-performing loans are based on the assumption that the loans are on a non-interest received status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

     The book value of tax certificates approximates market value. The fair value of our mortgage-backed and investment securities is estimated on a price matrix obtained from a third party.

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

     The fair value of advances from FHLB is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

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

                 BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information for the Company's financial instruments at December 31, 2001 and 2000 (in thousands):

                                                                          December 31, 2001              December 31, 2000
                                                                   ------------------------------   ---------------------------
                                                                      Carrying            Fair        Carrying           Fair
                                                                       Amount            Value         Amount           Value
                                                                   ------------     -------------   ------------   ------------
Financial assets:
  Cash and other short term investments ........................   $    120,205      $   120,205     $    86,693    $   86,693
  Securities available for sale ................................        843,867          843,867         839,010       839,010
  Trading securities ...........................................         68,296           68,296          43,557        43,557
  Investment securities ........................................        428,718          434,470         383,619       387,971
  Loans receivable including loans held for sale, net ..........      2,774,238        2,821,547       2,853,804     2,883,810
Financial liabilities:
  Deposits .....................................................   $  2,276,567      $ 2,287,898     $ 2,234,485    $2,185,471
  Securities sold under agreements to repurchase and federal
    funds purchased ............................................        467,070          467,070         669,202       669,202
  Advances from FHLB ...........................................      1,106,030        1,126,479       1,038,801     1,035,334
  Subordinated debentures and notes payable ....................        131,428          128,879         224,358       201,708
  Guaranteed preferred beneficial interests in Company's
    junior subordinated debentures .............................         74,750           73,405          74,750        54,194

     The contract amount and related fees of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (see Note 14 for the contractual amounts of BankAtlantic's financial instrument commitments)

DERIVATIVES

     The primary derivatives utilized by the Company during the year ended December 31, 2001 were interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price.

     The Company uses interest rate swap contracts to manage its interest rate risk. During the year ended December 31, 2001, the Company created fair value hedges by entering into various interest rate swap contracts to convert designated fixed rate time deposits to a three-month LIBOR interest rate. The Company funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits. In issuing time deposits the Company is exposed to changes in interest rates, which could adversely affect the fair value of the time deposits if rates were to decline. To reduce this exposure the Company originated interest rate swaps to convert fixed rate time deposits to a LIBOR floating rate. The hedged deposits and swap contracts were recorded at fair value as an adjustment to deposit interest expense and receivables and payables from the swap contracts were also recorded as an adjustment to deposit expense in the Company's Statement of Operations for the year ended December 31, 2001.

     Additionally, the Company also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The Company's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statement of Operations for the year ended December 31, 2001.

                 BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table outlines the notional amount and fair value of the Company's interest rate swaps outstanding at December 31, 2001: (in thousands)

                                                                              Paying         Receiving
                                               Notional                     Index/Fixed    Index/Fixed      Termination
                                                Amount     Fair Value         Amount          Amount            Date
                                             -----------   -----------    --------------  --------------    ------------
Fifteen year callable receive fixed swaps   $    10,000   $       284      3 mo. LIBOR         6.15%         11/13/2016
Ten year callable receive fixed swaps ...   $    30,000   $     1,042      3 mo. LIBOR         6.03%         12/17/2011
Five year pay fixed swaps ...............   $    25,000   $     (909)         5.73%         3 mo. LIBOR      1/05/2006
Three year pay fixed swaps ..............   $    50,000   $   (2,245)         5.82%         3 mo. LIBOR      12/28/2003

     The method used to estimate the fair value of the interest rate swaps was discounted cash flows of the net change between the paying index and the receiving index.

     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value. Included in gains on trading securities and securities available for sale in the Statement of Operations were $108,000 and $316,000 of unrealized gains associated with the above forward contract during the year ended December 31 2001 and 2000, respectively.

20.  ACQUISITIONS

     In June 2001, 2000 and 1999, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, the Company issued 43,991, 55,239 and 40,968 shares of Class A common stock and made a cash payment of $340,000, $210,000 and $266,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. The Class A Common Stock is subject to restrictions prohibiting transfers for two years.

      Effective March 1, 1998, the Company acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of Class A common stock and $300,000 in cash in a merger accounted for under the purchase method of accounting. The Company was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight line basis. During the third quarter of 2001, after an extensive review by the Company of LTI's operations, management concluded that LTI will not be able to meet performance expectations and its products did not complement the Company's product mix. As a consequence, the Company closed the offices of LTI and ceased new lease originations. The Company determined that the goodwill associated with the LTI acquisition was impaired resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

                 BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

      Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                   December 31,
                                            -------------------------
                                               2001           2000
                                            ----------    -----------
Land and land development costs ........   $  114,499    $   87,989
Construction costs .....................       17,949        15,254
Other costs ............................        9,985         4,775
Equity investments in Joint Ventures ...        7,127         7,559
Loans to joint ventures ................       28,713        29,125
Other ..................................            0         3,053
                                            ----------    -----------
Total ..................................   $  178,273    $  147,755
                                            ==========    ===========

     The Company had commitments to loan an additional $5.0 million to joint ventures at December 31, 2001.

     Levitt Companies invests in various real estate joint ventures. These joint ventures are in various stages of development and required equity investments by Levitt Companies at the inception of the project of 44.5% - 90% of the total venture equity with profit sharing of 40% - 50% in future years. Certain of the joint venture partners have not made substantive equity investments in the partnerships. BankAtlantic's loans to joint ventures have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties.

     The components of gains on sales of real estate developed for resale were as follows (in thousands):

                                                              For the Years Ended December 31,
                                                             ----------------------------------
(In thousands)                                                  2001        2000         1999
                                                             ---------    ---------     -------
Sales of real estate ...................................   $  142,983   $  100,322   $  17,690
Cost of sales on real estate ...........................      109,288       78,246       9,438
                                                             ---------    ---------     -------
 Gains on sales of real estate .........................       33,695       22,076       8,252
Equity in joint venture earnings (1) ...................        2,888        1,141         809
                                                             ---------    ---------     -------
Gains on sales of real estate held for sale
 and joint venture activities ..........................   $   36,583   $   23,217   $   9,061
                                                             =========    =========     =======

     (1) 1999 amounts do not include real estate joint ventures acquired in the Levitt Companies acquisition.

     The Condensed Statements of Financial Condition and Condensed Statements of Operations for joint ventures is as follows for December 31, 2001 and 2000:
(unaudited)

(In thousands)                                                                2001          2000
                                                                           ----------    ----------
Statement of Financial Condition as of December 31
Real estate assets ......................................................  $  48,234     $  50,455
Other assets ............................................................     10,158         9,460
                                                                            ----------    ----------
 Total Assets ...........................................................  $  58,392     $  59,915
                                                                            ==========    ==========

Notes payable - BankAtlantic ............................................  $  28,832     $  27,743
Other notes payable .....................................................      3,445         5,605
Other liabilities .......................................................     11,665        11,444
                                                                            ----------    ----------
 Total Liabilities ......................................................     43,942        44,792

Partners' capital .......................................................     14,450        15,123
                                                                            ----------    ----------
Total Liabilities and Equity ............................................  $  58,392     $  59,915
                                                                            ==========    ==========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                       2001         2000        1999
                                                     --------    ---------    -------
Statement of Operations  ........................
Revenues  .......................................   $  79,655  $    74,487  $   6,639
Selling, general and administrative expenses  ...      74,617       68,055      3,866
                                                     --------    ---------    -------
Net income  .....................................   $   5,038  $     6,432  $   2,773
                                                     ========    =========    =======

22.  RELATED PARTY

     During 1998, Levitt Companies entered into an agreement with the Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby the Abdo Companies receive monthly management fees from Levitt Companies. BFC Financial Corporation ("BFC"), received management fees in connection with providing accounting, general and administrative services to Levitt Companies. Management fees to related parties for the years ended December 31, 2001, 2000 and 1999 consisted of:

                                  For the Years Ended December 31,
                                  ---------------------------------
                                     2001       2000        1999
                                  --------   ----------   ---------
Abdo Companies  ..............  $  291,246  $  475,136  $  600,000
BFC  .........................      80,000      80,000      80,000
                                  --------   ----------   ---------
                                $  371,246  $  555,136  $  680,000
                                  ========   ==========   =========

     The Company is an investor in Seisint, Inc., a privately held technology company located in Boca Raton, Florida ("Seisint"). Seisint owns 748,000 shares of the Company's Class A Common Stock. The Company has a $15 million investment in 3,033,386 shares of Seisint Common Stock included in investment securities in the Company's Statement of Financial Condition. Both Alan B. Levan and John
E. Abdo were directors of Seisint and each own direct and indirect interests in an aggregate of 216,517 shares of Seisint Common Stock. The shares owned by the Company and Mr. Levan and Mr. Abdo were acquired in October 1999 at a price of $4.95. The Company and its affiliates collectively own approximately 7% of Seisint's outstanding Common Stock. During 2001, Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint personally regarding his role in Seisint. Seisint is not a party to the lawsuit. Seisint also serves as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship is in the ordinary course of business, and fees aggregating $169,377 and $368,000 were paid to Seisint for its services during the years ended December 31, 2001 and 2000, respectively.

     During 2000, the Company invested $1.2 million in two private limited partnerships managed by BFC Financial Corporation. During 2000, approximately $9.8 million of capital was raised by these partnerships, $3.8 million of which was provided by independent third parties. Both Alan B. Levan and John E. Abdo each own direct and indirect interests in these partnerships. The Company has a 12.5% equity interest in the two partnerships, and together with its affiliates, collectively own approximately 61% of the partnerships. The investments in the limited partnerships were accounted for using the equity method of accounting in the consolidated financial statements of the Company.

     Certain officers of Levitt Companies have minority ownership interest in joint venture partnerships in which Levitt Companies is also a limited or general partner.

     Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

23.  SEGMENT REPORTING

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

     The following summarizes the aggregation of the Company's operating segments into reportable segments:

Reportable Segment           Operating Segments Aggregated
------------------           -----------------------------
Bank Investments             Investments, tax certificates, residential loan
                             purchases, CRA lending and real estate capital
                             services

Commercial Banking           Commercial lending, syndications, international,
                             lease finance and trade finance

Community Banking            Indirect and direct consumer lending,  small
                             business lending and ATM operations

Levitt Companies             Real estate and joint venture operations

Ryan Beck                    Investment banking and brokerage operations

Parent Company               Costs of acquisitions, financing of acquisitions,
                             goodwill amortization and impairment, and  equity
                             investments

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

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company evaluates segment performance based on net contribution after tax. The table below is segment information for continuing operations for the three years ended December 31, 2001:

                                            Bank Operations
                                ---------------------------------------
                                    Bank        Commercial    Community       Levitt                      Parent        Segment
(in thousands)                  Investments      Banking       Banking      Companies     Ryan, Beck     Company         Total
                                -----------     ----------    ---------     ---------     ----------     -------       ---------
2001
Interest income .............  $   179,694   $   118,430   $    27,151   $     1,989   $     1,978   $       229   $    329,471
Interest expense and              (135,160)      (68,864)      (16,325)         (180)         (517)      (18,990)      (240,036)
  overhead
Provision for loan losses ...          215       (21,096)        3,976             0             0             0        (16,905)
Non-interest income .........          919         3,074        11,073        38,358        44,683         3,123        101,230
Depreciation and                    (2,534)         (319)         (759)          (96)       (1,580)       (7,749)       (13,037)
  amortization
Segment profits and losses
  before taxes ..............       39,383        25,413         6,456        11,640        (2,026)      (26,524)        54,342
Provision for income taxes ..       14,598         9,420         2,393         4,118          (709)       (6,965)        22,855
                                -----------   -----------   -----------   -----------   -----------   -----------    ----------
Segment net income (loss) ...  $    24,785   $    15,993   $     4,063   $     7,522   $    (1,317)  $   (19,559)  $     31,487
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

Segment average assets ......  $ 2,571,246   $ 1,368,850   $   323,430   $   173,437   $    74,108   $    99,220   $  4,610,291
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Equity method investments
  included in total assets ..  $         0   $         0   $         0   $     7,127   $         0   $     1,107   $      8,234
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Expenditures for  segment
  assets ....................  $       137   $         3   $       157   $         0   $     1,003   $         0   $      1,300
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
2000
Interest income .............  $   178,229   $   116,196   $    33,238   $     2,264   $     2,151   $     1,206   $    333,284
Interest expense and              (145,565)      (68,030)      (20,229)       (1,315)         (551)      (22,990)      (258,680)
  overhead
Provision for loan losses ...         (449)      (15,866)      (12,817)            0             0             0        (29,132)
Non-interest income .........          731         2,359        11,693        29,670        52,133         1,506         98,092
Depreciation and                    (1,870)          654          (239)          (78)       (1,677)       (2,946)        (6,156)
  amortization
Segment profits and losses
  before taxes ..............       27,474        27,756        (9,595)       10,163         1,849       (27,287)        30,360
Provision for income taxes ..        9,576         9,982        (3,626)        3,208           982        (7,534)        12,588
                                -----------   -----------   -----------   -----------   -----------   -----------    ----------
Segment net income (loss) ...  $    17,898   $    17,774   $    (5,969)  $     6,955   $       867   $   (19,753)  $     17,772
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

Segment average assets ......  $ 2,484,625   $ 1,173,581   $   350,973   $   157,090   $    43,890   $    88,844   $  4,299,003
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Equity method investments
  included in total assets ..  $         0   $         0   $         0   $     7,559   $         0   $     1,500   $      9,059
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Expenditures for  segment
  assets  ...................  $        35   $        14   $       201   $         0   $       800   $         0   $      1,050
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
1999
Interest income .............  $   159,855   $    85,257   $    38,728   $     1,702   $     1,589   $     4,052   $    291,183
Interest expense and              (120,259)      (43,337)      (19,997)       (1,001)         (903)      (19,370)      (204,867)
  overhead
Provision for loan losses ...         (258)       (3,017)      (27,383)            0             0             0        (30,658)
Non-interest income .........        3,293         4,550        12,062        10,874        50,595           984         82,358
Depreciation and                    (2,327)        1,079          (715)          (14)       (1,129)       (3,204)        (6,310)
  amortization
Segment profits and losses  .
  before taxes ..............       36,918        36,815       (16,192)        5,600         3,806       (20,049)        46,898
Provision for income taxes ..       14,180        14,528        (6,616)        1,568         1,487        (7,041)        18,106
                                -----------   -----------   -----------   -----------   -----------   -----------    ----------
Segment net income (loss)  ..  $    22,738   $    22,287   $    (9,576)  $     4,032   $     2,319   $   (13,008)  $     28,792
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

Segment average assets ......  $ 2,335,055   $   914,101   $   421,556   $    73,346   $    38,433   $    89,489   $  3,871,980
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Equity method investments
  included in total assets ..  $         0   $         0   $         0   $     5,724   $         0   $     2,130   $      7,854
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========
Expenditures for  segment  ..
  assets                       $        17   $         8   $         1   $         0   $     1,692   $         0   $      1,718
                                ===========   ===========   ===========   ===========   ===========   ===========    ==========

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences between segment average assets and consolidated average assets, segment interest income and consolidated interest income, segment non-interest income and consolidated non-interest income and segment profits and consolidated net income are as follows:

(in thousands)                                                              For the Year Ended December 31,
                                                                       ----------------------------------------
                                                                            2001          2000          1999
                                                                       ----------    -----------   ------------
Average Assets
Average assets for reportable segments ...........................    $ 4,610,291    $ 4,299,003   $ 3,871,980
Average assets in discontinued operations ........................              0              0        21,942
Average assets in overhead .......................................         85,128         94,375       121,912
                                                                       ----------     ----------    -----------
Total average consolidated assets ................................    $ 4,695,419    $ 4,393,378   $ 4,015,834
                                                                       ==========     ==========    ===========

Non-interest Income
Total non-interest income for reportable segments ................    $   101,230    $    98,092   $    82,358
Items included in interest expense and overhead: .................
Transaction fee income ...........................................         16,372         13,666        14,172
Gains  on sales of  assets .......................................          1,755            874         2,005
Other deposit related fees .......................................          3,738          3,532         1,534
                                                                       ----------     ----------    -----------
Total consolidated non-interest income ...........................    $   123,095    $   116,164   $   100,069
                                                                       ==========     ==========    ===========

Interest Income
Total interest income for reportable segments ....................    $   329,471    $   333,284   $   291,183
Deferred interest income on real estate activities ...............         (3,456)        (4,168)       (3,956)
Elimination entries ..............................................           (397)        (1,225)       (1,290)
                                                                       ----------     ----------    -----------
Total consolidated interest income ...............................    $   325,618    $   327,891   $   285,937
                                                                       ==========     ==========    ===========

                                                                            For the Year Ended December 31,
                                                                       ----------------------------------------
                                                                           2001          2000          1999
                                                                       ----------     ----------    -----------
Segment Profits
Total segment profits before taxes for reportable segments .......    $    54,342    $    30,360   $    46,898
Restructuring charges ............................................           (331)        (2,656)            0
                                                                       ----------     ----------    -----------
                                                                           54,011         27,704        46,898
                                                                       ----------     ----------    -----------
Total provision for income taxes for reportable segments .........         22,855         12,588        18,106
Income tax benefit relating to restructuring charges .............            119            981             0
                                                                       ----------     ----------    -----------
Total consolidated provision for income taxes ....................         22,736         11,607   $    18,106
                                                                       ----------     ----------    -----------
Total consolidated income from continuing operations .............    $    31,275    $    16,097   $    28,792
                                                                       ==========     ==========    ===========

     Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

24.  Subsequent Events

     On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca,Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees is estimated to be approximately $2.6 million. The Partnership has filed several post-trial motions and intends to vigorously pursue those motions and all available appeals. Included in non-interest expense in the Company's Statement of Operations during the year ended December 31, 2001 was a $2.6 million litigation accrual associated with the above litigation.

     On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for approximately $170 million in cash and immediately merged Community into BankAtlantic. At the acquisition date BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community from $78.5 million of the capital contribution received from BankAtlantic Bancorp and the liquidation of investments. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. Community had 21 branches, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County.

     In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Class A Common Stock and trust preferred securities. During December 2001, the Company sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million.

     We formed BBC Capital Trust II ("BBC Capital II") a statutory business trust for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in our Junior Subordinated Debentures. In March 2002, we completed an underwritten public offering under this shelf registration statement in which BBC Capital II issued 2.22 million shares of 8.50% Trust Preferred Securities, at a price of $25 per share. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of our 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, we contributed $1.7 million to BBC Capital II in exchange for BBC Capital II's Common Securities and such proceeds were also invested in an identical principal amount of 8.50% Junior Subordinated debentures. BBC Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures.

     Holders of the BBC Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by us. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds from this Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million. The Company used the proceeds from the above equity and trust preferred securities offerings to fund a portion of the purchase price to acquire Community Savings and for general corporate purposes.

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

Item 9a

                                     PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)   Documents Filed as Part of this Report:

      (1)   Financial Statements

            The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under
            Part II, Item 8 of this Report.

                 Independent Auditors' Report dated January 29, 2002, except for
                 Note 24, as to which the date is March 22, 2002.

                 Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

                 Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2001.

                 Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2001.

                 Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001.

                 Notes to Consolidated Financial Statements for the three years ended December 31, 2001.

      (2)   Financial Statement Schedules

            All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

Item9a

      (3)   Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

   Exhibit
   Number                               Description                                                Reference
----------------------------------------------------------------------------------------------------------------------------------
     3.1             Restated Articles of Incorporation                       Exhibit 3.1 to the Registrant's Quarterly Report on
                                                                                Form 10-Q for the quarter ended June 30,
                                                                                2001, filed on August 14, 2001.
     3.3             Bylaws                                                   Exhibit 3.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).
     3.5             Amendment to the Bylaws                                  Filed with this Report.
     10.1            Indenture for the Registrant's 9% Subordinated           Exhibit 4.1 to the Registrant's Registration
                     Debentures due 2005                                        Statement on Form S-2, filed on August 25, 1995
                                                                                (Registration No. 33-96184).
     10.3            Indenture for the Registrant's 9-1/2% Junior             Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2027                           Statement on Form S-3, filed on March 21, 1997
                                                                                (Registration No. 333-23771 and 333-23771-01).
     10.4            Indenture for the Registrant's 5-5/8% Convertible        Exhibit 4.1 to the Registrant's Registration
                     Subordinated Debentures due 2007                           Statement on Form S-3, filed on October 27,
                                                                                1997 (Registration No. 333-38799).
     10.5            1998 Ryan Beck Stock Option Plan*                        Appendix A, Exhibit B to the Registrant's
                                                                              Registration statement on Form S-4 filed on
                                                                              May 26, 1998. (Registration No. 333-53107)
     10.6            BankAtlantic Bancorp 2000 Non-qualified Stock            Filed with this Report
                     Option Plan
     10.7            BankAtlantic Bancorp 1996 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on April 25, 1996.
     10.8            BankAtlantic Bancorp 1998 Stock Option Plan*             Appendix A to the Registrant's Definitive
                                                                                Proxy Statement filed on March 16 , 1998.
     10.9            BankAtlantic Bancorp, Inc. Restricted Stock              Exhibit 10.9 to the Registrant's Annual Report on
                     Award Plan for Key Employees of Ryan,                    Form 10K for the year ended December 31, 1998,
                     Beck & Co.,  Inc.*                                       Filed on March 26, 1999.
    10.10            BankAtlantic Bancorp, Inc. - Ryan Beck                   Exhibit 10.10 to the Registrant's Annual Report on
                     Restricted Stock  Incentive Plan*                        Form 10K for the year ended December 31, 1998.
                                                                              Filed on March 26, 1999.
    10.11            BankAtlantic Bancorp-Ryan Beck Executive                 Appendix B to the Registrant's Definitive Proxy
                     Incentive Plan*                                          Statement filed on June 22, 1999.
    10.12            BankAtlantic Bancorp 1999 Stock Option Plan*             Appendix C to the Registrant's Definitive Proxy
                                                                              Statement filed on June 22, 1999.
    10.13            BankAtlantic Bancorp 1999 Non-qualified Stock            Filed with this Report.
                     Option Plan*
    10.14            BankAtlantic Bancorp 2001 Stock Option Plan*             Exhibit 10.14 to the Registrant's Annual Report on
                                                                              Form 10K for the year ended December 31, 2000,
                                                                              Filed on March 30, 2001.
    10.15            Columbus Bank and Trust Company loan
                       Agreement, dated as of September 17, 2001              Filed with this Report.
    10.16            Employment agreement of James A. White                   Exhibit 10.16 to the Registrant's Annual Report on
                                                                              Form 10-K for the year ended December 31, 2000,
                                                                              Filed on March 30, 2001.
    10.17            Employment agreement of Ben A. Plotkin                   Appendix A, Exhibit D to the Registrant's
                                                                              Registration statement on Form S-4 filed on
                                                                                May 26, 1998. (Registration No. 333-53107)

Item9a

   Exhibit
   Number                               Description                                                Reference
----------------------------------------------------------------------------------------------------------------------------------
    10.18            Employment agreement of Lloyd B. DeVaux                  Filed with this Report.
  10.19(a)           BankAtlantic Split Dollar Life Insurance Plan            Filed with this Report.
  10.19(b)           BankAtlantic Split Dollar Life Insurance Plan            Filed with this Report.
                     Agreement with Alan B. Levan
  10.19(c)           Corrective amendment to BankAtlantic Split Dollar        Filed with this Report.
                     Life Insurance Plan Agreement
    10.20            Indenture for the Registrant's 8.50% Junior              Exhibit 4.4 to the Registrant's form S-3A, filed
                     Subordinated Debentures due 2027                           On October 24, 2001 (Registration 333-71594
                                                                                and 333-71594-01)
    10.21            Amended and restated Trust Agreement of BBC              Exhibit  4.5  to  the   Registrant's   Registration
                     Capital Trust                                            statement  on Form  S-3  filed on  March  21,  1997
                                                                              (Registration No.  333-22771 and 333-23771-01)
    10.22            Amended and restated Trust Agreement of BBC              Exhibit  4.9  to  the   Registrant's   Registration
                     Capital Trust II                                         Statement  From  S-3A,  filed on October  27,  2001
                                                                              (Registration Nos. 333-71594 and 333-71594-01)
     12.1            Ratio of Earnings to Fixed Charges.                      Filed with this Report.
     21.1            Subsidiaries of the Registrant.                          Filed with this Report.
     23.1            Consent of KPMG LLP                                      Filed with this Report.

     (b)             Reports on Form 8-K                                      Filed on December 18, 2001 announcing the
                                                                                Entering of into an underwriting agreement with
                                                                                Lehman Brothers, Inc. in connection with a public
                                                                                offering of up to 6.0 million shares of Class A
                                                                                Common Stock and for filing exhibits for shelf
                                                                                Registration statement.
----------------------------------------------------------------------------------------------------------------------------------

*Compensatory Plan

Item9a

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BankAtlantic Bancorp, Inc.

March  29, 2002                       By: /S/Alan B. Levan
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

                    Signature                                         Title
/S/Alan B. Levan                                 Chairman of the Board, President and Chief Executive
-------------------------------------------      Officer
Alan B. Levan

/S/John E Abdo                                   Vice Chairman of the Board; President of Levitt
-------------------------------------------      Companies, LLC.
John E. Abdo

/S/James A. White                                Executive Vice President and Chief Financial
-------------------------------------------      Officer
James A. White

/S/Ben A. Plotkin                                Director
-------------------------------------------
Ben  A. Plotkin

/S/Steven M. Coldren                             Director
-------------------------------------------
Steven M. Coldren

/S/Mary E. Ginestra                              Director
-------------------------------------------
Mary E. Ginestra

/S/Bruno Di Giulian                              Director
-------------------------------------------
Bruno Di Giulian

/S/Charlie C. Winningham, II                     Director
-------------------------------------------
Charlie C. Winningham, II

/S/Jarett S. Levan                               Director
-------------------------------------------
Jarett S. Levan

/S/Jonathan Mariner                              Director
-------------------------------------------
Jonathan Mariner