Form 10-Q
period 2002-03-31
BANKATLANTIC BANCORP INC
filed 2002-05-15
CIK 921768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                                  OUTSTANDING AT
                            TITLE OF EACH CLASS                     MAY 9, 2002
                            -------------------                     -----------
        Class A Common Stock, par value $0.01 per share             53,349,594
        Class B Common Stock, par value $0.01 per share              4,876,124


================================================================================

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                                     PAGE
REFERENCE

Item 1. Financial Statements                                                                         1-18

          Consolidated Statements of Financial Condition - March 31, 2002 and 2001
             and December 31, 2001  - Unaudited                                                         4

          Consolidated Statements of Operations - For the Three Months
             Ended March 31, 2002 and 2001 - Unaudited                                                5-6

          Consolidated Statements of Stockholders' Equity and Comprehensive Income -
             For the Three Months Ended March 31, 2002 and 2001 - Unaudited                             7

          Consolidated Statements of Cash Flows - For the Three  Months Ended
             March 31, 2002 and 2001 - Unaudited                                                      8-9

          Notes to Consolidated Financial Statements - Unaudited                                    10-18


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     19-33

PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                            34

           Signatures                                                                                  35

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -UNAUDITED


                                                                  MARCH 31,       DECEMBER 31,      MARCH 31,
(In thousands, except share data)                                    2002             2001             2001
                                                                 -----------      -----------      -----------
ASSETS
Cash and due from depository institutions                        $   150,543      $   120,049      $    98,226
Securities purchased under resell agreements                             152              156            1,242
Investment securities and tax certificates
  (approximate fair value:$413,908,
  $434,470 and $369,309)                                             409,294          428,718          363,782
Loans receivable, net                                              3,507,518        2,774,238        2,915,119
Securities available for sale (at fair value)                        868,373          843,867          986,055
Trading securities (at fair value)                                    34,666           68,296           36,126
Accrued interest receivable                                           37,451           33,706           43,178
Real estate held for development and sale and joint ventures         207,386          178,273          157,732
Office properties and equipment, net                                  79,419           61,685           60,362
Federal Home Loan Bank stock, at cost which
  approximates fair value                                             59,482           56,428           52,690
Deferred tax asset, net                                               25,874           17,879           18,373
Goodwill                                                              99,962           39,859           48,857
Core deposit intangible asset                                         15,117               --               --
Other assets                                                         100,084           31,332           30,071
                                                                 -----------      -----------      -----------
         Total assets                                            $ 5,595,321      $ 4,654,486      $ 4,811,813
                                                                 ===========      ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                         $ 3,051,856      $ 2,276,567      $ 2,380,721
Advances from FHLB                                                 1,174,418        1,106,030        1,028,803
Securities sold under agreements to repurchase                       364,400          406,070          714,121
Federal funds purchased                                               85,000           61,000            8,500
Subordinated debentures, notes and bonds payable                     160,278          131,428          221,006
Guaranteed preferred beneficial interests in
  Company's Junior Subordinated Debentures                           130,125           74,750           74,750
Other liabilities                                                    185,808          162,968          119,673
                                                                 -----------      -----------      -----------
         Total liabilities                                         5,151,885        4,218,813        4,547,574
                                                                 -----------      -----------      -----------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares
  authorized; none issued and outstanding                                 --               --               --
Class A common stock, $.01 par value, authorized
  80,000,000 shares; issued and outstanding
  53,332,587, 53,203,159 and 31,742,882 shares                           533              532              317
Class B common stock, $.01 par value, authorized
  45,000,000 shares; issued and outstanding
  4,876,124, 4,876,124 and 4,876,124 shares                               49               49               49
Additional paid-in capital                                           252,079          251,202          103,910
Unearned compensation - restricted stock grants                       (1,327)          (1,359)            (341)
Retained earnings                                                    181,240          170,349          150,521
                                                                 -----------      -----------      -----------
Total stockholders' equity before accumulated
  other comprehensive income                                         432,574          420,773          254,456
Accumulated other comprehensive income                                10,862           14,900            9,783
                                                                 -----------      -----------      -----------
         Total stockholders' equity                                  443,436          435,673          264,239
                                                                 -----------      -----------      -----------
         Total liabilities and stockholders' equity              $ 5,595,321      $ 4,654,486      $ 4,811,813
                                                                 ===========      ===========      ===========

           See Notes to Consolidated Financial Statements -Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                                FOR THE THREE MONTHS
(In thousands, except share and per share data)                                    ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
INTEREST INCOME:
Interest and fees on loans and leases                                      $     47,071      $     63,851
Interest and dividends on securities available for sale                          12,066            13,365
Interest and dividends on other investment and trading securities                 8,701             9,036
                                                                           ------------      ------------
        Total interest income                                                    67,838            86,252
                                                                           ------------      ------------
INTEREST EXPENSE:
Interest on deposits                                                             15,326            24,444
Interest on advances from FHLB                                                   14,920            14,701
Interest on securities sold under agreements to repurchase and federal
  funds purchased                                                                 1,384             9,632
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures                                                         4,608             6,748
Capitalized interest on real estate developments and joint ventures              (1,218)           (1,571)
                                                                           ------------      ------------
        Total interest expense                                                   35,020            53,954
                                                                           ------------      ------------
NET INTEREST INCOME                                                              32,818            32,298
Provision for loan losses                                                         2,565             2,761
                                                                           ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              30,253            29,537
                                                                           ------------      ------------
NON-INTEREST INCOME:
Investment banking income                                                        13,048             8,853
Gains on sales of real estate developed for sale
 and joint venture activities                                                    11,977             5,943
Service charges on deposits                                                       4,863             3,880
Other service charges and fees                                                    3,105             3,561
Gains on trading securities and securities available for sale, net                3,039               135
Gains on sales of loans held for sale, net                                            2                13
Other                                                                             1,866             2,302
                                                                           ------------      ------------
        Total non-interest income                                                37,900            24,687
                                                                           ------------      ------------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                               27,013            23,599
Occupancy and equipment                                                           7,144             6,883
Advertising and promotion                                                         2,199             1,512
Amortization of goodwill                                                             --             1,025
Acquisition related charges and impairments                                       1,074                --
Other                                                                            11,384            10,174
                                                                           ------------      ------------
        Total non-interest expense                                               48,814            43,193
                                                                           ------------      ------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                           19,339            11,031
Provision for income taxes                                                        6,759             4,206
                                                                           ------------      ------------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              12,580             6,825
Cumulative effect of a change in accounting principle (less applicable
  income taxes of $683)                                                              --             1,138
                                                                           ------------      ------------
NET INCOME                                                                       12,580             7,963
Amortization of goodwill, net of tax                                                 --               991
                                                                           ------------      ------------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                       $     12,580      $      8,954
                                                                           ============      ============


                                                                     (CONTINUED)

           See Notes to Consolidated Financial Statements -Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                         FOR THE THREE MONTHS
                                                                           Ended March 31,
                                                                  ---------------------------------
                                                                       2002               2001
                                                                  --------------     --------------
Earnings per share
Basic earnings per share before cumulative effect of a
  change in accounting principle                                  $         0.22     $         0.19
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                     --               0.03
                                                                  --------------     --------------
Basic earnings per share                                                    0.22               0.22
Basic earnings per share from amortization of goodwill                        --               0.03
                                                                  --------------     --------------
Basic earnings per share adjusted for goodwill amortization       $         0.22     $         0.25
                                                                  ==============     ==============

Diluted earnings per share before cumulative effect of a
  change in accounting principle                                  $         0.20     $         0.15
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                     --               0.03
                                                                  --------------     --------------
Diluted earnings per share                                        $         0.20     $         0.18
Diluted earnings per share from amortization of goodwill                      --               0.02
                                                                  --------------     --------------
Diluted earnings per share adjusted for goodwill amortization     $         0.20     $         0.20
                                                                  ==============     ==============

Basic weighted average number of common shares outstanding            57,862,267         36,502,372
                                                                  ==============     ==============
Diluted weighted average number of common and common
  equivalent shares outstanding                                       65,207,468         50,571,743
                                                                  ==============     ==============

           See Notes to Consolidated Financial Statements -Unaudited

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002 - UNAUDITED



                                                                                        Addi-
                                                         Compre-                        tional
                                                         hensive         Common        Paid-in         Retained
(In thousands)                                            Income         Stock         Capital         Earnings
                                                       ------------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 2000                                            $        366   $     103,745   $     143,471
  Net income                                           $      7,963                                          7,963
                                                       ------------
  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale                                               8,212
   Reclassification adjustment for net gain
       included in net income                                   (59)
                                                       ------------
  Other comprehensive income                                  8,153
                                                       ------------
Comprehensive income                                   $     16,116
                                                       ============
Dividends on Class A Common Stock                                               --              --            (801)
Dividends on Class B Common Stock                                               --              --            (112)
Exercise of Class A common stock options                                        --             135              --
Tax effect relating to the exercise of
   stock options                                                                --              30              --
Amortization of  unearned compensation -
   restricted stock grants                                                      --              --              --
Net change in unrealized appreciation on
  securities available for sale-net of deferred
  income taxes                                                                  --              --              --
                                                                      ------------   -------------   -------------
BALANCE, MARCH 31, 2001                                               $        366   $     103,910   $     150,521
                                                                      ============   =============   =============

BALANCE, DECEMBER 31, 2001                                            $        581   $     251,202   $     170,349
  Net income                                           $     12,580             --              --          12,580
                                                       ------------
  Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale          (1,996)
   Accumulated gain associated with cash flow hedges            268
   Reclassification adjustment for cash flow hedges             131
   Reclassification adjustment for net gain
       included in net income                                (2,441)
                                                       ------------
  Other comprehensive loss                                   (4,038)
                                                       ------------
Comprehensive income                                   $      8,542
                                                       ============
Dividends on Class A Common Stock                                               --              --          (1,548)
Dividends on Class B Common Stock                                               --              --            (141)
Issuance of Class A common stock                                                 1             599              --
Tax effect relating to the exercise of
   stock options                                                                --             253              --
Issuance of Class A common stock upon
  conversion of subordinated debentures                                         --              25              --
Amortization of  unearned compensation -
   restricted stock grants                                                      --              --              --
Net change in accumulated other comprehensive
  income, net of income taxes                                                   --              --              --
                                                                      ------------   -------------   -------------
BALANCE, MARCH 31, 2002                                               $        582   $     252,079   $     181,240
                                                                      ============   =============   =============

                                                         Unearned         Accumul-
                                                         Compen-            ated
                                                          sation           Other
                                                        Restricted        Compre-
                                                          Stock           hensive
(In thousands)                                            Grants           Income          Total
                                                       -------------    -------------   -------------
BALANCE, DECEMBER 31, 2000                             $        (391)   $       1,630   $     248,821
  Net income                                                                                    7,963

  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale
   Reclassification adjustment for net gain included in net income

  Other comprehensive income

Comprehensive income

Dividends on Class A Common Stock                                 --               --            (801)
Dividends on Class B Common Stock                                 --               --            (112)
Exercise of Class A common stock options                          --               --             135
Tax effect relating to the exercise of
   stock options                                                  --               --              30
Amortization of  unearned compensation -
   restricted stock grants                                        50               --              50
Net change in unrealized appreciation on
  securities available for sale-net of deferred
  income taxes                                                    --            8,153           8,153
                                                       -------------    -------------   -------------
BALANCE, MARCH 31, 2001                                $        (341)   $       9,783   $     264,239
                                                       =============    =============   =============

BALANCE, DECEMBER 31, 2001                             $      (1,359)   $      14,900   $     435,673
  Net income                                                      --               --          12,580

  Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale
   Accumulated gain associated with cash flow hedges
   Reclassification adjustment for cash flow hedges
   Reclassification adjustment for net gain included in net income

  Other comprehensive loss

Comprehensive income

Dividends on Class A Common Stock                                 --               --          (1,548)
Dividends on Class B Common Stock                                 --               --            (141)
Issuance of Class A common stock                                  --               --             600
Tax effect relating to the exercise of
   stock options                                                  --               --             253
Issuance of Class A common stock upon
  conversion of subordinated debentures                           --               --              25
Amortization of  unearned compensation -
   restricted stock grants                                        32               --              32
Net change in accumulated other comprehensive
  income, net of income taxes                                     --           (4,038)         (4,038)
                                                       -------------    -------------   -------------
BALANCE, MARCH 31, 2002                                $      (1,327)   $      10,862   $     443,436
                                                       =============    =============   =============

           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                    FOR THE THREE MONTHS
(In thousands)                                                                         ENDED MARCH 31,
                                                                                 --------------------------
                                                                                    2002            2001
                                                                                 ----------      ----------
OPERATING ACTIVITIES:
Income before cumulative effect of a change in
  accounting principle                                                           $   12,580      $    6,825
Cumulative effect of a change in accounting principle, net of tax                        --           1,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED) PROVIDED IN OPERATING
   ACTIVITIES:
Provision for credit losses *                                                         2,922           3,197
Change in real estate inventory                                                     (15,760)         (3,650)
Equity in joint venture earnings                                                       (899)           (740)
Loans held for sale activity, net                                                   (12,236)         (3,591)
Proceeds from sales of loans classified as held for sale                                858           6,182
Gains on securities activities, net                                                  (3,039)           (135)
Gains on sales of property and equipment                                                (24)           (386)
Gains on sales of in-store branches                                                    (344)             --
Property and equipment impairment                                                       515              --
Depreciation, amortization and accretion, net                                         1,079           1,893
Amortization of cost over fair value of net assets acquired                              --           1,025
Increase (decrease)  in deferred tax asset, net                                        (695)          3,121
Trading activities, net                                                              33,630           7,431
(Increase) decrease in accrued interest receivable                                     (925)            868
Increase in other assets                                                            (52,265)           (285)
Increase (decrease) in other liabilities                                             16,312          (7,180)
                                                                                 ----------      ----------
Net cash  (used) provided in operating activities                                   (18,291)         15,713
                                                                                 ----------      ----------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                    58,483          52,659
Purchase of investment securities and tax certificates                              (40,284)        (33,060)
Purchases of securities available for sale                                          (72,028)       (163,459)
Proceeds from sales and maturities of securities available for sale                 124,163          29,909
Proceeds from sales of FHLB stock                                                     5,009              --
FHLB stock acquired                                                                      --            (750)
Purchases and net (originations) collections of loans and leases                   (105,614)        (68,509)
Proceeds from sales of real estate owned                                              2,631           2,188
Net additions to office property and equipment                                         (197)         (1,856)
Investment in and advances to joint ventures, net                                     3,668          (5,587)
Acquisitions, net of cash acquired                                                  (45,322)             --
                                                                                 ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                               (69,491)       (188,465)
                                                                                 ----------      ----------
FINANCING ACTIVITIES:
Net increase in deposits                                                            144,787         146,236
Reduction in deposits from sale of in-store branch                                   (8,265)             --
Repayments of FHLB advances                                                         (70,000)       (239,998)
Proceeds from FHLB advances                                                             550         230,000
Net increase (decrease) in securities sold under agreements
  to repurchase                                                                     (41,670)         54,619
Net increase (decrease) in federal funds purchased                                   24,000          (1,200)
Repayment of notes and bonds payable                                                (10,288)        (14,500)
Proceeds from notes and bonds payable                                                24,872          11,148
Issuance of common stock                                                                600             135
Issuance of trust preferred securities                                               55,375              --
Common stock dividends paid                                                          (1,689)           (913)
                                                                                 ----------      ----------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                           118,272         185,527
                                                                                 ----------      ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                30,490          12,775
Cash and cash equivalents at beginning of period                                    120,205          86,693
                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                       $  150,695      $   99,468
                                                                                 ==========      ==========

      See Notes to Consolidated Financial Statements Unaudited (Continued)

BANKATLANTIC BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                        FOR THE THREE MONTHS
(In thousands)                                                             ENDED MARCH 31,
                                                                     --------------------------
                                                                        2002            2001
                                                                     ----------      ----------
Interest paid                                                        $   35,249      $   54,496
Income taxes paid                                                         2,513              75
Loans transferred to real estate owned                                    2,139           1,216
Loan net charge-offs                                                      9,510           2,633
Tax certificate net charge-offs (recoveries)                                (44)             61
Increase in equity for the tax effect related to the exercise of
  employee stock options                                                    253              30
Change in other comprehensive income                                     (6,236)         12,632
Change in deferred taxes on other comprehensive income                   (2,198)          4,479
Issuance of Class A Common Stock upon conversion of
   subordinated debentures                                                   25              --

* Provision for credit losses represents provision for loan losses, REO and tax certificates.

           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.    PRESENTATION OF INTERIM FINANCIAL STATEMENTS

      BankAtlantic Bancorp, Inc. (the "Company") is a Florida-based diversified financial services holding company. The Company's principal assets include the capital stock of BankAtlantic and its subsidiaries, Levitt Companies, LLC ("Levitt Companies") and its subsidiaries and Ryan, Beck & Co. LLC ("Ryan Beck") and its subsidiaries. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt Companies' principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt Companies' principal assets include Core Communities, LLC, and Levitt and Sons, LLC. Core Communities develops land for master planned communities located in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Ryan Beck is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $28.3 million of loans from BankAtlantic to Levitt Companies.

      In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at March 31, 2002, December 31, 2001 and March 31, 2001, the consolidated results of operations for the three months ended March 31, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the three months ended March 31, 2002 and 2001 and the consolidated cash flows for the three months ended March 31, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle discussed in Note 9. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.    COMMON STOCK OPTIONS

      The Company's Board of Directors adopted the BankAtlantic Bancorp 2001 Stock Option Plan (the "Plan") on January 2, 2001, and the Plan received the necessary shareholder approval on April 16, 2001. The Plan provided for the grant of incentive and non-qualifying stock options for up to an aggregate of 1,500,000 shares of Class A Common Stock.

      In March 2002 the Board of Directors granted, pursuant to the Plan, incentive and non-qualifying stock options to acquire an aggregate of 729,600 shares of Class A Common Stock. The options vest in five years and expire ten years after the grant date except for stock options granted to non-employee Directors which vest immediately. The stock options were granted with an exercise price equal to at least the fair market value of the common stock at the date of grant In May 2002, the Company's shareholders' approved the BankAtlantic Bancorp Amended and Restated 2001 Stock Option Plan ("Amended Plan"), which provides for an increase in the total number of shares of Class A Common Stock available for grant from 1,500,000 to 3,000,000. The Board of Directors approved the Amended Plan at its meeting on March 5, 2002.

BANKATLANTIC BANCORP, INC.


      The following table sets forth the activity of all outstanding options issued under our stock option plans:

                                                                     CLASS A
                                                                     COMMON
                                                                      STOCK
                                                                 --------------
           Outstanding at December 31, 2001                           5,456,079
           Exercised                                                   (142,206)
           Granted                                                      729,600
           Canceled                                                      (6,685)
                                                                 --------------
           Outstanding at March 31, 2002                              6,036,788
                                                                 ==============
           Exercisable at March 31, 2002                              2,430,711
                                                                 ==============
           Exercise price per share outstanding                  $2.26 - $12.23
                                                                 ==============

3.    TRUST PREFERRED SECURITIES AND COMMON STOCK

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

      The Company formed BBC Capital Trust II ("BBC Capital II"), a statutory business trust, for the purpose of issuing Trust Preferred Securities. In March 2002, the Company completed an underwritten public offering under the Company's shelf registration statement in which BBC Capital II issued 2.22 million 8.50% Trust Preferred Securities, at a price of $25 per security. The gross proceeds from the offering of $55.4 million were invested in an identical principal amount of the Company's 8.50% Junior Subordinated Debentures which bear interest at the same rate as the 8.50% Trust Preferred Securities and have a stated maturity of 30 years. In addition, the Company contributed $1.7 million to BBC Capital II in exchange for BBC Capital II's Common Securities and such proceeds were also invested in an identical principal amount of 8.50% Junior Subordinated Debentures. BBC Capital II's Common Securities are owned entirely by the Company. BBC Capital II's sole asset is $57.1 million in aggregate principal amount of 8.50% Junior Subordinated Debentures. Holders of BBC Capital II's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a fixed 8.50% rate of the $25 liquidation amount of each security and the Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by the Company. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds to the Company from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $53.5 million.

      The Company used the proceeds from the above equity and trust preferred securities offerings to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co, each of which are described in footnote 4 below.

4.    ACQUISITIONS

      On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. The fair value of Community's assets acquired and liabilities assumed was included in the Company's statement of financial condition at March 31, 2002 and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002. Community

BANKATLANTIC BANCORP, INC.


was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community Savings had assets of $909 million and deposits of $637 million and 21 branch locations, with 13 located in Palm Beach County, 4 located in Martin County, 3 located in St. Lucie County and 1 located in Indian River County. As a result of the acquisition BankAtlantic became one of the largest financial institutions headquartered in Florida with a market footprint on Florida's east coast extending from Miami-Dade, Broward and southern Palm Beach counties, where BankAtlantic was concentrated, through northern Palm Beach, Martin, St. Lucie and Indian River counties, which were Community's markets. In addition to being a geographic fit with BankAtlantic's existing franchise and improving its growth prospects, we believe the acquisition of Community will enhance our franchise value, risk profile and earnings potential.


      The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. These amounts were included in the Company's consolidated statement of financial condition at March 31, 2002. The Company is in the process of obtaining third party valuations; therefore, the allocation of the purchase price set forth herein is subject to change.

                                                                        FAIR
                                                                        VALUE
                                                                     ----------
            Cash and interest earning deposits                       $  124,977
            Securities available for sale                                79,015
            Loans receivable, net                                       621,325
            FHLB Stock                                                    8,063
            Investments and advances to joint ventures                   16,122
            Goodwill                                                     60,102
            Core deposit intangible asset                                15,117
            Other assets                                                 45,070
                                                                     ----------
                Fair value of assets acquired                           969,791
                                                                     ----------
            Deposits                                                    639,111
            FHLB advances                                               138,981
            Mortgage-backed bond                                         14,291
            Other liabilities                                             7,109
                                                                     ----------
                Fair value of liabilities assumed                       799,492
                                                                     ----------
            Community Savings purchase price                            170,299
            Cash acquired                                              (124,977)
                                                                     ----------
            Purchase of Community Savings net of
                cash acquired                                        $   45,322
                                                                     ==========

BANKATLANTIC BANCORP, INC.


      The following is pro forma information for the three months ended March 31, 2002 and 2001 is presented as if the acquisition had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the acquisition been consummated during the period or as of the dates for which the pro forma financial information is presented. (in thousands, except for share data).

                                                                       FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------------------
                                                             MARCH 31, 2002                MARCH 31, 2001
                                                        -------------------------     -------------------------
                                                        HISTORICAL     PRO FORMA      HISTORICAL     PRO FORMA
                                                        ----------     ----------     ----------     ----------
Interest income                                         $   67,838     $   80,491     $   86,252     $  103,246
Interest expense                                            35,020         41,476         53,954         65,215
Provision for loan losses                                    2,565          4,609          2,761          2,851
                                                        ----------     ----------     ----------     ----------
Net interest income after provision for
  loan losses                                               30,253         34,406         29,537         35,180
                                                        ----------     ----------     ----------     ----------
Net income before cumulative effect of a
  change in accounting principles                       $   12,580     $   11,612     $    6,825     $    7,137
                                                        ==========     ==========     ==========     ==========
Basic earnings per share before cumulative effect
  of a change in accounting principle                   $     0.22     $     0.20     $     0.19     $     0.20
                                                        ==========     ==========     ==========     ==========
Diluted earnings per share before cumulative effect
  of a change in accounting principle                   $     0.20     $     0.18     $     0.15     $     0.16
                                                        ==========     ==========     ==========     ==========

      Adjustments to fair value are being amortized on a straight-line basis, which approximates the level yield method, over the estimated average term of eight years for loans, four years for investments, two years for deposits, five years for FHLB advances and twelve years for mortgage-backed bonds. The core deposit intangible asset is being amortized over its expected useful life of ten years. The assumed effective income tax rate was 36%.

      In April 2002, BankAtlantic Bancorp and Levitt Companies announced the acquisition of a 40% interest in Bluegreen Corporation, a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land. This interest in Bluegreen was acquired for an aggregate price of approximately $56 million. Bluegreen's vacation interval resorts are located in a variety of popular vacation destinations while its land operations are predominantly located in the Southeastern and Southwestern United States. For the first nine months of its fiscal 2002 year, Bluegreen reported total operating revenues of approximately $220 million and net income of approximately $10.7 million on sales of 11,588 vacation interval interests and 1,092 homesites. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from BankAtlantic Bancorp's bank line of credit, the trust preferred offering described above, the sale of equity securities from BankAtlantic Bancorp's portfolio and Levitt Companies working capital.

      In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., L.L.C. ("Gruntal"), a broker dealer headquartered in New York. In connection with the transaction, it is anticipated that approximately 600 investment consultants from Gruntal will accept employment with Ryan Beck and approximately $14 billion in customers' portfolio assets will move to Ryan Beck, creating a combined firm of over 700 investment consultants located in 34 offices nationwide, with approximately $19 billion in client assets. In addition, the transaction included the acquisition of all of the outstanding equity interests in Gruntal's wholly-owned subsidiary, The GMS Group, L.L.C. ("GMS"), which focuses on tax-exempt securities. Ryan Beck also offered employment to certain persons involved in capital markets activities, including institutional sales and trading, research, investment banking and other groups. Specifically excluded from the liabilities assumed were any liabilities for litigation, arbitration or other claims relating to Gruntal's operations prior to April 26, 2002.

      The assets that were acquired by Ryan Beck include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where the investment consultants are located, all of the equity interests in GMS, assets related to Gruntal's deferred compensation plan (subject to the obligations owed to participating investment consultants) and forgivable loans. In connection with the transaction, Ryan Beck committed to increase its capital by up to $15 million. BankAtlantic Bancorp has already contributed $7.5 million to Ryan Beck's capital and may contribute up to an additional $7.5 million. The transaction involves the acquisition of a variety of assets and the payment or assumption of

BANKATLANTIC BANCORP, INC.


specified liabilities all of which was part of one integrated transaction.

      The consideration provided by Ryan Beck for this transaction was the assumption of certain liabilities which relate specifically to the acquired assets and the payment of approximately $6.0 million in cash. Ryan Beck has also agreed for up to 90 days following the transaction to pay on behalf of Gruntal the rent due on certain offices where the former Gruntal investment consultants are located and to pay the vendor contracts related to such offices. Subject to certain conditions, Ryan Beck will assume some or all of those leases and vendor contracts at the end of the 90-day period or, in the alternative, leave them with Gruntal by notifying Gruntal that it will not assume the leases or payment obligations. Ryan Beck is not obligated to assume the real estate lease for a specific branch office or the related furniture, fixture and equipment contracts and vendor contracts, unless certain specified conditions are met 10 days before the end of the 90-day period.

5.    TRADING SECURITIES

      The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. During the three months ended March 31, 2002, Ryan Beck realized net revenues from principal transactions of $7.5 million included in investment banking income compared to net revenues of $4.5 million during the same 2001 period. Furthermore, included in other liabilities at March 31, 2002, December 31, 2001 and March 31, 2001 was $66.7 million, $38.4 million and $14.2 million, respectively, of securities sold, not yet purchased, relating to Ryan Beck trading activities.

      The Company's trading securities consisted of the following (in thousands):

                                    MARCH 31,    DECEMBER 31,     MARCH 31,
                                      2002           2001           2001
                                   ----------     ----------     ----------
  States and municipalities        $    4,943     $    7,593     $    3,497
  Corporations                          7,083         20,989            544
  U.S. Government and agencies         13,190         32,308         25,161
  Corporate equities                    9,450          7,406          4,082
  Certificates of deposit                   0              0          2,842
                                   ----------     ----------     ----------
                                   $   34,666     $   68,296     $   36,126
                                   ==========     ==========     ==========

6.    LOANS HELD FOR SALE

      The Company currently originates CRA residential loans for resale and refers its residential loan customers to an unaffiliated lender. During June 2000, the Company discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

      Loans held for sale consisted of the following (in thousands):

                                   MARCH 31,    DECEMBER 31,     MARCH 31,
                                     2002           2001           2001
                                  ----------     ----------     ----------
  Residential                     $    6,763     $    4,757     $    1,607
  Commercial syndication              22,706         40,774         75,805
                                  ----------     ----------     ----------
    Total loans held for sale     $   29,469     $   45,531     $   77,412
                                  ==========     ==========     ==========

7.    REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

      Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Companies' joint venture activities and a joint venture acquired in connection with the Community Savings acquisition. Core Communities is a developer of master planned residential commercial and industrial communities in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. The Company's investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $16 million at March 31, 2002.

BANKATLANTIC BANCORP, INC.


This development of single family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida.

      Real estate held for development and sale and joint ventures consisted of the following:

                                         MARCH 31,    DECEMBER 31,     MARCH 31,
                                           2002           2001           2001
                                        ----------     ----------     ----------
Land and land development costs         $  128,416     $  114,499     $   88,789
Construction costs                          20,063         17,949         18,305
Other costs                                  9,713          9,985          6,953
Equity investments in joint venture          1,995          7,127          5,683
Loans to joint ventures                     47,199         28,713         34,943
Other                                           --             --          3,059
                                        ----------     ----------     ----------
                                        $  207,386     $  178,273     $  157,732
                                        ==========     ==========     ==========

      The components of gains on sales of real estate developed for resale were as follows:

                                                          FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
         (IN THOUSANDS)                                   2002           2001
                                                       ----------     ----------
         Sales of real estate                          $   37,853     $   24,778
         Cost of sales                                     26,775         19,575
                                                       ----------     ----------
           Gains on sales of real estate                   11,078          5,203
         Gains  on joint venture
           Activities                                         899            740
                                                       ----------     ----------
         Gains on sales of real estate
           held for sale and joint venture
           Activities                                  $   11,977     $    5,943
                                                       ==========     ==========

8.    COMPREHENSIVE INCOME

      The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended March 31, 2002 and 2001 was $1.4 million and $33,000, respectively.

9.    DERIVATIVES

      The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax.

      The derivatives utilized by the Company during the three months ended March 31, 2002 were interest rate swaps. During the three months ended March 31, 2002, the Company created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate. The Company funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits.

BANKATLANTIC BANCORP, INC.


      The following table outlines the notional amount and fair value of the Company's derivatives outstanding at March 31, 2002: (in thousands)

                                                                                 PAYING          RECEIVING
                                               NOTIONAL                        INDEX/FIXED      INDEX/FIXED       TERMINATION
                                                AMOUNT        FAIR VALUE          AMOUNT           AMOUNT            DATE
                                              -----------     -----------      -----------      -----------       ----------
Fifteen year callable receive fixed swaps     $    10,000     $      (322)     3 mo. LIBOR             6.15%      11/13/2016
Ten year callable receive fixed swaps         $    30,000     $      (386)     3 mo. LIBOR             6.03%      12/17/2011
Ten year callable receive fixed swaps         $    20,000     $      (448)     3 mo. LIBOR             6.08%       2/14/2012
Seven year callable receive fixed swaps       $    13,000     $      (349)     3 mo. LIBOR             5.60%       3/20/2012
Five year pay fixed swaps                     $    25,000     $      (637)            5.73%     3 mo. LIBOR         1/5/2006
Three year pay fixed swaps                    $    50,000     $    (1,687)            5.81%     3 mo. LIBOR       12/28/2003
                                              ===========     ===========      ===========      ===========       ==========
Forward contract to purchase
  adjustable rate mortgages                   $    82,807     $       129
                                              ===========     ===========

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

The following summarizes the aggregation of the Company's operating segments into reportable segments:

        REPORTABLE SEGMENT           OPERATING SEGMENTS AGGREGATED
        ------------------           -----------------------------
        Bank Investments             Investments, tax certificates, residential
                                     loans purchased, CRA lending and real estate
                                     capital services

        Commercial Banking           Commercial lending, syndications, international,
                                     lease finance,  trade finance and a real estate
                                     joint venture development

        Community Banking            Indirect and direct consumer lending, small
                                     business lending and ATM operations

        Levitt Companies             Real estate and joint venture operations

        Ryan Beck                    Investment banking and brokerage operations

        Parent Company               Costs of acquisitions, financing of acquisitions,
                                     goodwill impairment and equity investments

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

BANKATLANTIC BANCORP, INC.


      The Company evaluates segment performance based on net income after tax. The table below is segment information for income before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001:

                                                  BANK OPERATIONS
                                  ------------------------------------------------
                                      BANK           COMMERCIAL        COMMUNITY           LEVITT
(IN THOUSANDS)                     INVESTMENTS        BANKING           BANKING          COMPANIES
                                  ------------      ------------      ------------      ------------
2002
Interest income                   $     37,719      $     23,931      $      5,496      $        414
Interest expense and overhead          (26,885)          (13,978)           (3,216)               (1)
Provision for loan losses                 (200)           (2,215)             (150)                0
Non-interest income                        188               628             2,189            12,341
Segment profits and losses
 before taxes                            8,236             5,783              (271)            6,288
Provision for income taxes               2,878             2,020               (95)            2,201
                                  ------------      ------------      ------------      ------------
Segment net income (loss)         $      5,358      $      3,763      $       (176)     $      4,087
                                  ============      ============      ============      ============
Segment average assets            $  2,338,807      $  1,514,704      $    337,102      $    205,698
                                  ============      ============      ============      ============

2001
Interest income                   $     46,619      $     31,975      $      7,597      $        451
Interest expense and overhead          (35,645)          (19,193)           (4,702)              (90)
Provision for loan losses                 (163)           (4,246)            1,648                 0
Non-interest income                        122               727             2,757             6,669
Segment profits and losses
 before taxes                            8,780             7,967             1,440             1,551
Provision for income taxes               3,302             2,996               542               423
                                  ------------      ------------      ------------      ------------
Segment net income (loss)         $      5,478      $      4,971      $        898      $      1,128
                                  ============      ============      ============      ============
Segment average assets            $  2,593,231      $  1,257,364      $    405,159      $    165,759
                                  ============      ============      ============      ============



                                                       PARENT           SEGMENT
(IN THOUSANDS)                    RYAN, BECK           COMPANY           TOTALS
                                  ------------      ------------      ------------
2002
Interest income                   $        698      $        310      $     68,568
Interest expense and overhead             (328)           (3,323)          (47,731)
Provision for loan losses                    0                 0            (2,565)
Non-interest income                     13,598             3,018            31,962
Segment profits and losses
 before taxes                              233              (930)           19,339
Provision for income taxes                  82              (327)            6,759
                                  ------------      ------------      ------------
Segment net income (loss)         $        151      $       (603)     $     12,580
                                  ============      ============      ============
Segment average assets            $     99,374      $    114,511      $  4,610,196
                                  ============      ============      ============

2001
Interest income                   $        576      $         43      $     87,261
Interest expense and overhead             (103)           (5,616)          (65,349)
Provision for loan losses                    0                 0            (2,761)
Non-interest income                      9,133               322            19,730
Segment profits and losses
 before taxes                           (1,838)           (6,869)           11,031
Provision for income taxes                (653)           (2,404)            4,206
                                  ------------      ------------      ------------
Segment net income (loss)         $     (1,185)     $     (4,465)     $      6,825
                                  ============      ============      ============
Segment average assets            $     59,822      $     79,526      $  4,560,861
                                  ============      ============      ============

BANKATLANTIC BANCORP, INC.


      The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, and segment interest income and total consolidated interest income is as follows:

                                                         FOR THE THREE MONTHS ENDED
(IN THOUSANDS)                                                   MARCH 31,
--------------                                         ------------------------------
TOTAL  AVERAGE ASSETS                                      2002              2001
                                                       ------------      ------------
Total average assets for reportable segments           $  4,610,196      $  4,560,861
Average assets in overhead                                   60,609           138,067
                                                       ------------      ------------
Total average consolidated assets                      $  4,670,805      $  4,698,928
                                                       ============      ============

NON-INTEREST INCOME
Total non-interest income for reportable segments      $     31,962      $     19,730
Items included in interest expense and overhead:
  Service charges on deposits                                 4,863             3,880
  Gains on sales of assets                                      368               386
  Other fees                                                    707               691
                                                       ------------      ------------
Total consolidated non-interest income                 $     37,900      $     24,687
                                                       ============      ============

INTEREST INCOME
Total interest income for reportable segments          $     68,568      $     87,261
Deferred interest income on real estate activities             (370)             (834)
Elimination entries                                            (360)             (175)
                                                       ------------      ------------
Total consolidated interest income                     $     67,838      $     86,252
                                                       ============      ============

11.   RECLASSIFICATIONS

      Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2002.

BANKATLANTIC BANCORP, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


      The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. ("the Company" which may also be referred to as "we", "us", or "our") and its wholly owned subsidiaries for the quarters ended March 31, 2002 and 2001. The principal assets of the Company consist of its ownership of these subsidiaries which include BankAtlantic, a federal savings bank, the Levitt Companies, LLC ("Levitt Companies"), a real estate development company, and Ryan, Beck & Co., LLC ("Ryan Beck"), an investment banking firm.

      Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe," "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; the impact on the national and local economies of the terrorist actions of September 11, 2001 and subsequent military activities or conflicts; credit risks and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt markets and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; and with respect to the operations of Levitt Companies and our real estate activities: risks associated with real estate development, the market for real estate generally and in the areas where we have developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the acquisition of Community Savings, our investment in Bluegreen Corporation and the acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co. ("Gruntal"), each of which are subject to risks and uncertainties, including that the future financial and operating performance of the acquisitions and investments will not be as advantageous as expected or that they may adversely affect our results of operations. With respect to Ryan Beck, risks relating to the acquisition of certain assets of Gruntal include (1) the risk that the business of Ryan, Beck and the assets acquired from Gruntal will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the acquisition may not be fully realized or realized within the expected time frame; (3) revenues following the acquisition may be lower than expected; (4) asset attrition, operating costs, customer loss and business disruption following the acquisition, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; and (5) competitive pressures among investment banking and brokerage companies may increase significantly and have an effect on pricing, spending, third-party relationships and revenues. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

BANKATLANTIC BANCORP, INC.


RESULTS OF OPERATIONS

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                         -------------------------
(IN THOUSANDS)                                              2002           2001
                                                         ----------     ----------
INCOME STATEMENT
Total interest income                                    $   67,838     $   86,252
Total interest expense                                       35,020         53,954
                                                         ----------     ----------
Net interest income                                          32,818         32,298
Provision for loan losses                                     2,565          2,761
Gains on sales of securities, net                             3,039            135
Other non-interest income                                    34,861         24,552
Non-interest expense                                         48,814         43,193
                                                         ----------     ----------
Income before income taxes and
  cumulative effect of a change
  in accounting principle                                    19,339         11,031
Provision for income taxes                                    6,759          4,206
                                                         ----------     ----------
Income before cumulative effect
  of a change in accounting principle                        12,580          6,825
Cumulative effect of a change in accounting
  principle, net of tax                                          --          1,138
                                                         ----------     ----------
Net income                                               $   12,580     $    7,963
                                                         ==========     ==========


FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SAME 2001 PERIOD:


      Net income before cumulative effect of a change in accounting principle increased 84% from 2001. The improvement in earnings resulted primarily from increases in non-interest income, which increased by 54% from the comparable 2001 quarter. This increase was the result of a significant increase in sales of real estate associated with Levitt Companies' operations, a substantial increase in broker-dealer revenues in our Ryan Beck operations, a large increase in service charges on deposit accounts linked to banking operations and a $3 million gain on the sale of equity securities. The above improvements in earnings were partially offset by a 13% increase in non-interest expense from the prior year's quarter. The increase was primarily the result of increases in compensation and advertising expenses. The higher compensation expense was the result of increased commissions as a consequence of a significant improvement in broker-dealer revenues as well as higher banking operations payroll expenses associated with the implementation of seven day banking on April 1, 2002 and the addition of 172 employees associated with the Community Savings acquisition. The higher advertising costs were related to marketing initiatives to attract demand deposit accounts.

      The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001 associated with the cumulative effect of a change in accounting principle, net of tax.

BANKATLANTIC BANCORP, INC.



NET INTEREST INCOME

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                        --------------------------------------------
(IN THOUSANDS)                                                             2002             2001           CHANGE
                                                                        ----------       ----------       ----------
Interest and fees on loans and banker's acceptances                     $   47,071       $   63,851       $  (16,780)
Interest and dividends on securities available for sale                     12,066           13,365           (1,299)
Interest and dividends on other investment and
   trading securities                                                        8,701            9,036             (335)
Interest on deposits                                                       (15,326)         (24,444)           9,118
Interest on advances from FHLB                                             (14,920)         (14,701)            (219)
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                               (1,384)          (9,632)           8,248
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in the Company's
  Junior Subordinated Debentures                                            (4,608)          (6,748)           2,140
Capitalized interest on real estate developments and joint ventures          1,218            1,571             (353)
                                                                        ----------       ----------       ----------
Net interest income                                                     $   32,818       $   32,298       $      520
                                                                        ==========       ==========       ==========
Net interest margin                                                           3.05%            2.89%            0.16%
                                                                        ==========       ==========       ==========

      Net interest income increased slightly from 2001. The net interest margin was impacted by lower interest earning assets, a change in the mix of our loan portfolio, a rapid decline in interest rates during 2001, a change in the mix of our deposit portfolio, the redemption of subordinated debentures and the issuance of equity securities. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which primarily resulted in the yield on our interest earning assets declining from 7.98% during 2001 to 6.42% during 2002 and the rates on our interest paying liabilities declining from 5.58% to 3.94% during the same period. Total interest earning assets declined by $102 million during the same time period. The decline primarily resulted from;
(i) lower residential loan average balances as the decline in interest rates caused accelerated repayments of residential loans and (ii) lower average balances related to our lease finance business, indirect consumer loans, syndication loans, international loans to correspondence banks and small business loans originated prior to January 1, 2000 (discontinued or curtailed lines of business). The above declines were partially offset by growth in our commercial real estate and home equity loan portfolios. During the 2002 quarter we continued to increase our transaction accounts, which contributed to the reduction in our cost of funds. Our average deposit mix changed from 52% time deposits and 48% transaction accounts for the 2001 quarter to 46% time deposits and 54% transaction accounts during the same 2002 period. The composition of our loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding floating rate commercial and home equity loans. Commercial and home equity loans generally have less credit risk. During 2001 we retired our subordinated investment notes and our 6-3/4% convertible subordinated debentures. The interest rates on these borrowings were higher than the average rates on other borrowings. During 2001, the Company raised approximately $94 million from public offerings of its Class A Common Stock, and these proceeds replaced interest-bearing liabilities.

BANKATLANTIC BANCORP, INC.



PROVISION FOR LOAN LOSSES


                                                      FOR THE THREE MONTHS
                (IN THOUSANDS)                           ENDED MARCH 31,
                --------------                   ------------------------------
                                                     2002              2001
                                                 ------------      ------------
Balance, beginning of period                     $     44,584      $     47,000
Charge-offs:
  Syndication loans                                    (8,000)                0
  Small business - real estate                              0               (68)
  Small business - non-mortgage                          (931)           (1,344)
  Lease financing                                      (2,212)           (1,985)
  Consumer loan - indirect                               (437)           (1,023)
  Consumer loans - direct                                (412)             (377)
  Residential real estate loans                          (139)             (152)
                                                 ------------      ------------
                                                      (12,131)           (4,949)
                                                 ------------      ------------
Recoveries:
  Syndication loans                                       683                 0
  Small business - real estate                              0                21
  Small business - non-mortgage                           391               876
  Lease financing                                         935               284
  Commercial business loans                                18               211
  Commercial real estate loans                             14                 0
  Residential real estate loans                             3                65
  Consumer loans - indirect                               461               768
  Consumer loans - direct                                 117                91
                                                 ------------      ------------
                                                        2,622             2,316
                                                 ------------      ------------
Net charge-offs                                        (9,509)           (2,633)
Allowance for loan losses acquired                     11,287                 0
Provision for loan losses                               2,565             2,761
                                                 ------------      ------------
Balance, end of period                           $     48,927      $     47,128
                                                 ============      ============

      Annualized net charge-offs to average loans were 1.32% for the 2002 first quarter and 0.35% for the 2001 first quarter. Included in charge-offs for the first quarter of 2002 was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry for which a specific valuation allowance had been established in late 2001. Excluding this one loan, net charge-offs would have equaled 0.21% of average loans on an annualized basis for the first quarter of 2002. The ending allowance for loan losses was 1.38% and 1.59% of total loans at March 31, 2002 and 2001, respectively. Included in the allowance for loan losses was a $11.3 million allowance acquired in connection with the Community Savings acquisition. Net charge-offs associated with our discontinued or curtailed lines of business were 95% of total net charge-offs during the first quarter of 2002 compared to 94% during the same 2001 period.

BANKATLANTIC BANCORP, INC.



      At the indicated dates, the Company's non-performing assets and potential problem loans were (in thousands):


                                             MARCH 31,      DECEMBER 31,
                                               2002             2001
                                           ------------     ------------
NONPERFORMING ASSETS
NON-ACCRUAL:
Tax certificates                           $      1,776     $      1,727
Loans and leases                                 49,741           37,255
                                           ------------     ------------
  Total nonaccrual                               51,517           38,982
                                           ------------     ------------
REPOSSESSED ASSETS:
Real estate owned, net of allowance               3,355            3,904
Vehicles and equipment                                1               17
                                           ------------     ------------
  Total repossessed assets                        3,356            3,921
                                           ------------     ------------
TOTAL NON-PERFORMING ASSETS                $     54,873     $     42,903
                                           ============     ============

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more     $          6     $          0
Restructured loans                                  715              743
Delinquent residential loans purchased            1,643            1,705
                                           ------------     ------------
TOTAL POTENTIAL PROBLEM LOANS              $      2,364     $      2,448
                                           ============     ============


      Non-performing assets represented 1.49% of total loans, tax certificates and repossessed assets at March 31, 2002. This compares to 1.45% at December 31, 2001. The increase in non-performing assets during the current quarter was primarily attributable to a $17 million loan secured by a hotel property in Orlando, and secondarily to the acquisition of Community Savings. We believe the hotel loan is well secured and no loss is anticipated on this loan. We acquired $3.5 million of non-performing assets in connection with the Community Savings acquisition. Additionally, also included in non-accrual loans was a $12.3 million construction loan and $12.1 million of non-performing residential loans. We evaluated the construction loan for impairment and established a $1.9 million specific valuation allowance based on the estimated collateral value less cost to sell. Historically, the Company has experienced minimal losses in connection with non-performing residential loans.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC.


NON-INTEREST INCOME


                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                ----------------------------------------
                                                                   2002           2001         CHANGE
                                                                ----------     ----------     ----------
(IN THOUSANDS)
BANKING OPERATIONS
Other service charges and fees                                  $    3,105     $    3,561     $     (456)
Service charges on deposits                                          4,863          3,880            983
Gains on sales of loans held for sale, net of writedown                  2             13            (11)
Gains on trading securities and available for sale, net              3,039            135          2,904
Other                                                                1,362          1,296             66
                                                                ----------     ----------     ----------
    Non-interest income                                             12,371          8,885          3,486
                                                                ----------     ----------     ----------
LEVITT COMPANIES OPERATIONS
Gains on sales of real estate held for development and sale         11,977          5,943          6,034
Other                                                                  364            726           (362)
                                                                ----------     ----------     ----------
    Non-interest income                                             12,341          6,669          5,672
                                                                ----------     ----------     ----------
RYAN BECK OPERATIONS
Principal transactions                                               7,507          4,470          3,037
Investment banking                                                   2,509            960          1,549
Commissions                                                          3,032          3,423           (391)
Other                                                                  140            280           (140)
                                                                ----------     ----------     ----------
    Non-interest income                                             13,188          9,133          4,055
                                                                ----------     ----------     ----------
Total non-interest income                                       $   37,900     $   24,687     $   13,213
                                                                ==========     ==========     ==========


NON-INTEREST INCOME - BANKING OPERATIONS

      The decline in other service charges and fees resulted from a 20% decrease in ATM fee income resulting from the termination of our ATM relationship with Wal*Mart in September 2001. The decline in ATM fee income associated with the removal of our ATM machines from Wal*Mart stores was partially offset by higher fees earned from cruise ship operations and an increase in card fees.

      During the 2002 period, service charges on deposits increased by over 25% from the comparable 2001 period. The increase in service charges primarily resulted from an increase in overdrafts fees from transaction accounts. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts which have analysis charges, which further increased service charges on deposits.

      Gains on trading and available for sale securities, net during the three months ended March 31, 2002 resulted primarily from the sale of equity securities for a $3.0 million gain and a $21,000 unrealized gain on derivative instruments.

      Gains on trading and available for sale securities, net during the three months ended March 31, 2001 consisted of the sale of a $1.0 million mutual fund investment for a $322,000 gain, a $221,000 write-down associated with a limited partnership investment and a $34,000 unrealized gain on derivative instruments. The partnership write-down was due to an other-than-temporary decline in one equity investment held by the limited partnership.

      Gains on sales of loans held for sale during the three months ended March 31, 2002 and 2001 represent the sale of $856,000 and $6.2 million, respectively, of residential loans for net gains as shown on the above table.

BANKATLANTIC BANCORP, INC.


      Included in other income during the 2002 quarter was a net gain of $344,000 associated with the sale of an in-store Wal*Mart branch. Included in other income during the 2001 quarter was a gain on the sale of a branch facility for a $386,000 gain.

NON-INTEREST INCOME - LEVITT COMPANIES OPERATIONS

      The significant increase in gains on sales of real estate primarily resulted from higher gains on land sales and homes as well as increased earnings from joint venture activities. Gains on land sales increased from $1.5 million during the three months ended March 31, 2001 to $5.4 million during the same 2002 period. The 2002 land sale gain included the sale of one commercial property for a $5.1 million gain. Gains on home sales increased from $3.7 million during the 2001 quarter to $5.7 million during 2002 due to a 23% increase in sales of homes in 2002. Earnings from joint venture activities increased from $740,000 during the 2001 quarter to $899,000 during the same 2002 period.

      The decline in other income resulted from a decline in rental income associated with a marine property sold during the second quarter of 2001 as well as a decline in other land sale revenues from the St. Lucie West real estate development.

NON-INTEREST INCOME - RYAN BECK OPERATIONS

      Ryan Beck's total revenues increased 45% during the 2002 quarter compared to the same 2001 period. Investment banking revenues increased dramatically as a result of Ryan Beck's involvement in seven underwritten offerings during 2002 compared to none during the first quarter of 2001. Gross revenues from principal transactions increased by 68% from the corresponding 2001 period. The increase in principal transactions primarily resulted from the expansion of the fixed income group and the opening of additional branches during the fourth quarter of 2001. Commission income declined by 11% from the corresponding 2001 period. The reduction in revenues from commissions was due to a decline in equity transaction volume substantially offset by increased fixed income trading volume.

NON-INTEREST EXPENSES

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                ----------------------------------------
                                                                   2002           2001         CHANGE
                                                                ----------     ----------     ----------
(IN THOUSANDS)
BANKING OPERATIONS
Employee compensation and benefits                              $   14,160     $   13,187     $      973
Occupancy and equipment                                              6,321          6,019            302
Advertising and promotion                                            1,002            587            415
Amortization of cost over fair value of net assets acquired              0            708           (708)
Acquisition related charges and impairments                          1,074              0          1,074
Other                                                                5,824          5,255            569
                                                                ----------     ----------     ----------
  Non-interest expense                                              28,381         25,756          2,625
                                                                ----------     ----------     ----------
LEVITT COMPANIES OPERATIONS
Employee compensation and benefits                                   2,620          2,136            484
Advertising and promotion                                              748            800            (52)
Selling, general and administrative                                  2,811          2,374            437
                                                                ----------     ----------     ----------
  Non-interest expense                                               6,179          5,310            869
                                                                ----------     ----------     ----------
RYAN BECK OPERATIONS
Employee compensation and benefits                                  10,233          8,276          1,957
Occupancy and equipment                                                823            864            (41)
Advertising and promotion                                              449            125            324
Amortization of cost over fair value of net assets acquired              0            317           (317)
Other                                                                2,749          2,545            204
                                                                ----------     ----------     ----------
  Non-interest expense                                              14,254         12,127          2,127
                                                                ----------     ----------     ----------
Total  non-interest expenses                                    $   48,814     $   43,193     $    5,621
                                                                ==========     ==========     ==========

BANKATLANTIC BANCORP, INC.


NON-INTEREST EXPENSES - BANKING OPERATIONS

      Compensation expenses increased 7% from the comparable 2001 period. The increase in compensation expenses was the result of employee recruiting expenses relating to the implementation of seven day banking on April 1, 2002 and the addition of 172 employees associated with the Community Savings acquisition. It is anticipated that the implementation of BankAtlantic's seven day banking initiative and the employment of additional employees will result in additional compensation expense in the future.

      Occupancy and equipment expenses increased 5% from the comparable 2001 period. The increase was primarily due to additional data processing fees and higher depreciation expense. The increase in data processing fees was associated with additional charges from a third party service bureau due to deposit growth. The increase in depreciation expense related to additional depreciation expense associated with upgrades in our technology infrastructure.

      The increase in advertising expense during the 2002 quarter reflects marketing initiatives to increase our transaction accounts which began in September 2001.

      Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We will evaluate goodwill for impairment in subsequent periods.

      Acquisition related charges and impairments include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic will close two of its Palm Beach county branches during the second quarter of 2002.

      Other expenses increased by 11%. Included in other expenses during the three months ended March 31, 2001 was a $1.3 million gain from the sale of an REO property compared to an $86,000 net loss from REO property sales during the same 2002 period.

NON-INTEREST EXPENSES - LEVITT COMPANIES OPERATIONS

      The increase in compensation and benefits resulted from the expansion of Levitt and Sons' activities. The number of Levitt Companies employees increased from 200 at March 31, 2001 to 220 at March 31, 2002. Levitt and Sons began several new development projects during 2001 and the first quarter of 2002. This expansion also resulted in an increase in selling and other general and administrative expenses.


NON-INTEREST EXPENSES - RYAN BECK OPERATIONS

      The increase in employee compensation and benefits was primarily due to an increase in the number of employees in connection with the expansion of operations during the fourth quarter of 2001 and higher variable compensation expenses associated with the substantial increase in revenues mentioned above. Total number of employee increased from 272 at December 31, 2000 to 305 at March 31, 2002.

      The increase in other expense reflect higher legal, communication, clearing and information processing expenses. The additional communication, clearing and information processing expenses were a result of the 2001 fourth quarter expansion and higher transactional volume.

      The completion of the Gruntal transaction discussed herein will result in a significant increase in non-interest expenses in future periods.

BANKATLANTIC BANCORP, INC.


SEGMENT REPORTING

      The table below provides segment information for income before the cumulative effect of a change in accounting principle for the three months ended March 31, 2002 and 2001:

                                                       FOR THE THREE MONTHS
(IN THOUSANDS)                                            ENDED MARCH 31,
--------------                                      ---------------------------
SEGMENT NET INCOME                                     2002             2001
                                                    ----------       ----------
Bank investments                                    $    5,358       $    5,478
Commercial banking                                       3,763            4,971
Community banking                                         (176)             898
Levitt Companies                                         4,087            1,128
Ryan, Beck                                                 151           (1,185)
Parent Company                                            (603)          (4,465)
                                                    ----------       ----------
  Segment net income                                $   12,580       $    6,825
                                                    ==========       ==========

      BANK INVESTMENTS

      Segment net income during the 2002 period was impacted by declining interest rates which resulted in a substantial decrease in segment interest income with a corresponding decrease in segment interest expense and overhead. The decline in segment average assets resulted from accelerated residential loan repayments associated with the declining interest rate environment.

      COMMERCIAL BANKING

      Segment net income declined by 24% from the comparable 2001 quarter. The lower earnings primarily resulted from a significant decrease in interest income. The majority of the loans in our commercial banking loan portfolio have floating interest rates. The rapid decline in interest rates during 2001 resulted in yields on interest earning assets declining faster than the segment's interest expense and overhead. This decline was partially offset by a lower provision for loan losses associated with our lease finance and syndication loan portfolios due to declining loan balances.

      COMMUNITY BANKING

      Segment net income declined by $1.1 million from the comparable 2001 quarter. During the 2001 period the segment realized a $1.8 million improvement in its provision for loan losses reflecting declining small business and consumer indirect loan average balances and management's belief that substantial progress had been made in improving the credit quality of the loan portfolio in this segment. During the three months ended March 31, 2002 the segment recorded a $150,000 provision for loan losses. Also contributing to the decline in segment net income was lower earnings from the community banking loan portfolio. The decline in loan portfolio earnings was due to lower average balances in the segment's indirect consumer and small business loan portfolios partially offset by higher home equity loan average balances.

      LEVITT COMPANIES

      Segment net income from the operations of Levitt Companies increased by 262% from the comparable 2001 quarter. The higher segment net income resulted from higher gains on land sales and homes as well as increased earnings from joint venture activities.

      RYAN BECK

      During the three months ended March 31, 2002 the Ryan Beck segment's net income increased to $151,000 compared to a $1.2 million loss during the same 2001 period. During 2002 Ryan Beck's investment banking and principal

BANKATLANTIC BANCORP, INC.


transaction revenues substantially increased from the corresponding 2001 period. The segment loss for the 2001 quarter was attributed to poor performance of the stock market.

      PARENT COMPANY

      The parent company loss decreased by $3.9 million during the first quarter of 2002 compared to the same 2001 period. The significant reduction in the loss resulted from a $3.0 million gain on the sale of equity securities. The remaining improvement reflects lower interest expense and overhead associated with the redemption of our subordinated investment notes and the nearly full conversion of our 6-3/4% convertible subordinated debentures into equity. The increase in interest income reflects the origination of a $5.0 million inter-company loan.

FINANCIAL CONDITION

      Our total assets at March 31, 2002 were $5.6 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

      - The acquisition of Community Savings, which added approximately $969 million in assets.

      -     The origination of commercial real estate and home equity loans.

      - Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory.

      - Increases in cash and due from depository institutions due to higher in-transit cash letter balances.

      The above increases in total assets were partially offset by :

      - Decreased balances of residential loans due to accelerated loan repayment.

      - Continued run-off in the syndications, leasing, small business, international and indirect lending areas, which were discontinued or curtailed activities.

      The Company's total liabilities at March 31, 2002 were $5.2 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities primarily resulted from:

      - The acquisition of Community Savings, which added approximately $799 million in liabilities.

      - Overall deposit balance increases resulting from marketing initiatives.

      -     The issuance of trust preferred securities in March 2002.

      -     Additional borrowings at Levitt Companies to fund land purchases

      - Higher securities sold not yet purchased balances associated with Ryan Beck's trading activities.

      The above increases in total liabilities were partially offset by decreased short term borrowings due to residential loan repayments.

MARKET RISK

      Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

INTEREST RATE RISK

      The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were our:

      -     Loan portfolio,

      -     Debt securities available for sale,

BANKATLANTIC BANCORP, INC.


      -     Investment securities,

      -     FHLB stock,

      -     Federal Funds sold,

      -     Deposits,

      -     Advances from FHLB,

      -     Securities sold under agreements to repurchase,

      -     Federal Funds purchased,

      -     Notes and Bonds payable

      -     Subordinated Debentures,

      -     Trust Preferred Securities,

      -     Forward contracts,

      -     Interest rate swaps, and

      -     Off-balance sheet loan commitments.

      The model calculates the net potential gains and losses in net portfolio fair value by:

            (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2002, and

            (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values

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

      Presented below is an analysis of the Company's interest rate risk at March 31, 2002 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                                    NET
                                 PORTFOLIO
             CHANGES               VALUE               DOLLAR
              IN RATE             AMOUNT               CHANGE
          ---------------      --------------      ---------------
                          (DOLLARS IN THOUSANDS)
             +200 bp            $    493,316        $    (82,606)
             +100 bp            $    535,859        $    (40,063)
                0               $    575,922        $           0
             -100 bp            $    543,172        $    (32,750)
             -200 bp            $    487,225        $    (88,697)

      In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

      -     loan prepayment rates,

      -     deposit decay rates,

      - market values of certain assets under the representative interest rate scenarios, and

      -     repricing of certain deposits and borrowings

      It was also assumed that delinquency rates would not change as a result of changes in interest rates although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would be impacted as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts, accompanied by a change in the shape of the yield curve, could cause significantly different changes to the fair values than indicated above. Furthermore, the result of the calculations in the preceding table

BANKATLANTIC BANCORP, INC.


are subject to significant deviations based upon actual future events, including anticipatory or reactive measures which we may take in the future.

EQUITY PRICE RISK

      The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at March 31, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                      AVAILABLE        SECURITIES
  PERCENT             TRADING         FOR SALE          SOLD NOT
 CHANGE IN          SECURITIES       SECURITIES           YET            DOLLAR
 FAIR VALUE         FAIR VALUE       FAIR VALUE        PURCHASED         CHANGE
 ----------         ----------       ----------        ---------         ------
                              (DOLLARS IN THOUSANDS)
     20  %         $       41,599   $       22,220   $        80,021   $    23,973
     10  %         $       38,133   $       20,369   $        73,352   $    11,987
     0   %         $       34,666   $       18,517   $        66,684   $         0
    (10) %         $       31,199   $       16,665   $        60,016   $  (11,987)
    (20) %         $       27,733   $       14,814   $        53,347   $  (23,973)

      Excluded from the above table are $19 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

      Ryan Beck is a market maker in equity securities, which could result, from time to time, in Ryan Beck holding securities during declining markets.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at March 31, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $16.3 million and was increased to $17.7 million as a result of additional borrowings under a credit facility in April 2002 in connection with the investment in Bluegreen Corporation. The Company's estimated current annual dividends to common shareholders are $6.8 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2001, the Company received $22.2 million of dividends from BankAtlantic. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002.

      In connection with the acquisition of Ryan Beck in June 1998, we established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vest four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan. The

BANKATLANTIC BANCORP, INC.


participants accounts under the Plan vest on June 28, 2002 in an estimated aggregate amount of $7.5 million and are payable in cash except that we can elect to defer payment of up to 50% of a participant's interest in the plan for up to one year following June 28, 2002. If we defer any portion of the cash payment, we will issue a note bearing interest at prime plus 1% for the deferred portion of the payment.

      The Company has a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002 the Company borrowed $29.9 million under this credit facility to fund Levitt Companies' investment in Bluegreen Corporation. As a consequence of the Community Saving acquisition, we requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. The Company does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

      In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Class A Common Stock and trust preferred securities. During December 2001, the Company sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. In March 2002, $55.4 million of trust preferred securities were issued under this registration statement for net proceeds of $53.5 million. The proceeds from the above equity and trust preferred securities offerings were used to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's purchase of certain assets and the assumption of certain liabilities from Gruntal & Co. In connection with Ryan Beck's acquisition of certain assets of Gruntal & Co., Ryan Beck committed to increase its capital by up to $15 million. The Company has already contributed $7.5 million of capital to Ryan Beck and may contribute up to an additional $7.5 million. Ryan Beck also committed to establish a retention plan of at least $9.0 million for certain investment consultants, key employees and others.

      BankAtlantic's primary sources of funds during the first three months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, and securities available for sale. At March 31, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

      BankAtlantic's commitments to originate and purchase loans at March 31, 2002 were $262.4 million and $0 million compared to $174.4 million and $74.8 million at March 31, 2001. At March 31, 2002, loan commitments represented approximately 7.5% of net loans receivable, net.

      At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                                  MINIMUM RATIOS
                                                            --------------------------
                                             ACTUAL         ADEQUATELY        WELL
                                       -----------------    CAPITALIZED    CAPITALIZED
                                        AMOUNT     RATIO       RATIO          RATIO
                                        ------     -----       -----          -----
        AT MARCH 31, 2002:
        Total risk-based capital       $ 381,991   10.58%       8.00%         10.00%
        Tier 1 risk-based capital      $ 336,818    9.33%       4.00%          6.00%
        Tangible capital               $ 336,918    6.57%       1.50%          1.50%
        Core capital                   $ 336,918    6.57%       4.00%          5.00%

        AT DECEMBER 31, 2001:
        Total risk-based capital       $ 383,295   12.90%       8.00%         10.00%
        Tier 1 risk-based capital      $ 346,057   11.65%       4.00%          6.00%
        Tangible capital               $ 346,057    8.02%       1.50%          1.50%
        Core capital                   $ 346,057    8.02%       4.00%          5.00%

BANKATLANTIC BANCORP, INC.


      Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2001.

      Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market marker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At March 31, 2002, Ryan Beck's regulatory net capital was approximately $10.1 million, which exceeded minimum net capital rule requirements by $9.1 million.

      Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2002.

BANKATLANTIC BANCORP, INC.


PART II - OTHER INFORMATION


      EXHIBITS AND REPORTS ON FORM 8K

(a)   EXHIBITS

      Exhibit 11     Statement re:  Computation of Per Share Earnings

(b)   REPORTS ON FORM 8-K

      Filed on February 28, 2002 for the purpose of filing Exhibits to the joint Registration Statement on Form S-3 of BankAtlantic Bancorp, Inc. and BBC Capital Trust II (Registration Nos. 333-71594 and 333-71594-01) in connection with the 8.50% Trust Preferred Securities offering.

      Filed on March 29, 2002 in connection with the completion of the Community Savings Bankshares, Inc. acquisition on March 22, 2002.

      Filed on May 8, 2002 in connection with the completion of Ryan Beck's acquisition of certain assets and assumption of certain liabilities of Gruntal & Co. on April 26, 2002.

BANKATLANTIC BANCORP, INC.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           BANKATLANTIC BANCORP, INC.


May 15, 2002                            By:    /s/Alan B. Levan
--------------                                 ----------------
     Date                                      Alan B. Levan
                                               Chief Executive Officer/
                                               Chairman/President



May 15, 2002                            By:    /s/James A. White
--------------                                 -----------------
     Date                                      James A. White
                                               Executive Vice President,
                                               Chief Financial Officer