Form 10-Q
period 2002-06-30
BANKATLANTIC BANCORP INC
filed 2002-08-14
CIK 921768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of preferred and common stock as of the latest practicable date.

                                                              OUTSTANDING AT
              TITLE OF EACH CLASS                             AUGUST 2, 2002
              -------------------                             --------------
Class A Common Stock, par value $0.01 per share                  53,409,559
Class B Common Stock, par value $0.01 per share                   4,876,124


================================================================================

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                     PAGE
REFERENCE

Item 1.  Financial Statements                                                        1-22

       Consolidated Statements of Financial Condition - June 30, 2002 and 2001
          and December 31, 2001 - Unaudited                                          4

       Consolidated Statements of Operations - For the Three and Six Months
          Ended June 30, 2002 and 2001 - Unaudited                                   5-6

       Consolidated Statements of Stockholders' Equity and Comprehensive Income -
          For the Six Months Ended June 30, 2002 and 2001 - Unaudited                7

       Consolidated Statements of Cash Flows - For the Six Months Ended
          June 30, 2002 and 2001 - Unaudited                                         8-9

       Notes to Consolidated Financial Statements - Unaudited                        10-22


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               23-39

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             40-41

        Signatures                                                                   42

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                                                 JUNE 30,           DECEMBER 31,          JUNE 30,
(In thousands, except share data)                                                  2002                2001                 2001
                                                                                -----------         -----------         -----------
ASSETS
Cash and due from depository institutions                                       $   150,468         $   120,049         $    98,254
Securities purchased under resell agreements                                            149                 156               1,018
Investment securities and tax certificates
  (approximate fair value: $461,020 $434,470 and $362,616)                          453,778             428,718             356,179
Loans receivable, net                                                             3,564,143           2,774,238           2,972,548
Securities available for sale (at fair value)                                       801,516             843,867             866,097
Trading securities (at fair value)                                                  210,132              68,296              31,113
Accrued interest receivable                                                          36,687              33,706              37,087
Real estate held for development and sale and joint ventures                        232,765             178,273             154,546
Equity method investment                                                             58,205                  --                  --
Office properties and equipment, net                                                 92,740              61,685              61,649
Federal Home Loan Bank stock, at cost which approximates fair value                  60,732              56,428              56,428
Deferred tax asset, net                                                              38,857              17,879              17,495
Goodwill                                                                             98,633              39,859              48,463
Core deposit intangible asset                                                        14,664                  --                  --
Other assets                                                                         97,030              31,332              55,220
                                                                                -----------         -----------         -----------
         Total assets                                                           $ 5,910,499         $ 4,654,486         $ 4,756,097
                                                                                ===========         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                        $ 2,980,098         $ 2,276,567         $ 2,370,505
Advances from FHLB                                                                1,218,926           1,106,030           1,128,555
Securities sold under agreements to repurchase                                      491,735             406,070             107,000
Federal funds purchased                                                              80,000              61,000             438,714
Subordinated debentures, notes and bonds payable                                    195,243             131,428             220,508
Guaranteed preferred beneficial interests in Company's
  Junior Subordinated Debentures                                                    155,125              74,750              74,750
Securities sold not yet purchased                                                    68,325              38,431              40,250
Due to clearing agent                                                                94,312               9,962                  --
Other liabilities                                                                   165,300             114,575             101,402
                                                                                -----------         -----------         -----------
         Total liabilities                                                        5,449,064           4,218,813           4,481,684
                                                                                -----------         -----------         -----------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
    none issued and outstanding                                                          --                  --                  --
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 53,392,502, 53,203,159 and 31,794,761 shares                  534                 532                 318
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares                      49                  49                  49
Additional paid-in capital                                                          253,127             251,202             104,237
Unearned compensation - restricted stock grants                                      (1,285)             (1,359)               (290)
Retained earnings                                                                   201,129             170,349             157,910
                                                                                -----------         -----------         -----------
Total stockholders' equity before accumulated other comprehensive income            453,554             420,773             262,224
Accumulated other comprehensive income                                                7,881              14,900              12,189
                                                                                -----------         -----------         -----------
         Total stockholders' equity                                                 461,435             435,673             274,413
                                                                                -----------         -----------         -----------
         Total liabilities and stockholders' equity                             $ 5,910,499         $ 4,654,486         $ 4,756,097
                                                                                ===========         ===========         ===========



           See Notes to Consolidated Financial Statements - Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                         FOR THE THREE MONTHS             FOR THE SIX MONTHS
(In thousands, except share and per share data)                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                                       -------------------------       -------------------------
Interest income:                                                         2002            2001            2002            2001
                                                                       ---------       ---------       ---------       ---------
Interest and fees on loans and leases                                  $  59,325       $  61,580       $ 106,396       $ 125,431
Interest and dividends on securities available for sale                   11,804          13,284          23,870          26,649
Interest and dividends on other investment and trading securities         11,578           8,792          20,279          17,828
                                                                       ---------       ---------       ---------       ---------
        Total interest income                                             82,707          83,656         150,545         169,908
                                                                       ---------       ---------       ---------       ---------
INTEREST EXPENSE:
Interest on deposits                                                      17,106          23,089          32,432          47,533
Interest on advances from FHLB                                            15,676          14,660          30,596          29,361
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                              2,113           7,142           3,497          16,774
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures                                                  6,473           6,579          11,081          13,327
Capitalized interest on real estate developments and
  joint ventures                                                          (1,613)         (1,447)         (2,831)         (3,018)
                                                                       ---------       ---------       ---------       ---------
        Total interest expense                                            39,755          50,023          74,775         103,977
                                                                       ---------       ---------       ---------       ---------
NET INTEREST INCOME                                                       42,952          33,633          75,770          65,931
Provision for loan losses                                                  6,139           4,040           8,704           6,801
                                                                       ---------       ---------       ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       36,813          29,593          67,066          59,130
                                                                       ---------       ---------       ---------       ---------
NON-INTEREST INCOME:
Investment banking income                                                 37,862          10,202          50,910          19,055
Net revenues from sales of real estate                                    12,466           7,398          24,443          13,341
Income from equity method investment                                       1,741              --           1,741              --
Service charges on deposits                                                5,688           3,890          10,550           7,770
Other service charges and fees                                             3,550           3,811           6,655           7,372
Gains on trading securities and securities available for sale              3,083           1,695           6,122           2,051
Impairment of securities                                                 (18,157)           (474)        (18,157)           (695)
Other                                                                      4,990           1,947           6,859           4,262
                                                                       ---------       ---------       ---------       ---------
        Total non-interest income                                         51,223          28,469          89,123          53,156
                                                                       ---------       ---------       ---------       ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                        54,215          23,152          81,228          46,751
Occupancy and equipment                                                   11,348           6,953          18,492          13,836
Advertising and promotion                                                  3,680           2,407           5,879           3,919
Amortization of intangible assets                                            454           1,049             454           2,074
Restructuring charges and impairment writedowns                            1,007            (219)          1,007            (219)
Acquisition related charges and impairments                                3,922              --           4,996              --
Other                                                                     18,857          11,483          30,241          21,657
                                                                       ---------       ---------       ---------       ---------
        Total non-interest expense                                        93,483          44,825         142,297          88,018
                                                                       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   (5,447)         13,237          13,892          24,268
Provision (benefit) for income taxes                                      (3,214)          4,632           3,545           8,838
                                                                       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                              (2,233)          8,605          10,347          15,430
Extraordinary item (less applicable income taxes of $2,711)               23,810              --          23,810              --
Cumulative effect of a change in accounting principle
  (less applicable income taxes of $683)                                      --              --              --           1,138
                                                                       ---------       ---------       ---------       ---------
NET INCOME                                                                21,577           8,605          34,157          16,568
Amortization of goodwill, net of tax                                          --             978              --           1,969
                                                                       ---------       ---------       ---------       ---------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                   $  21,577       $   9,583       $  34,157       $  18,537
                                                                       =========       =========       =========       =========

                                                                     (CONTINUED)


           See Notes to Consolidated Financial Statements - Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   -----------------------------    ----------------------------
                                                                       2002             2001            2002            2001
                                                                   ------------     ------------    ------------    ------------
EARNINGS PER SHARE
Basic earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle            $      (0.04)    $       0.24    $       0.18    $       0.42
Basic earnings per share from extraordinary item                           0.41               --            0.41              --
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                    --               --              --            0.03
                                                                   ------------     ------------    ------------    ------------
Basic earnings per share                                                   0.37             0.24            0.59            0.45
Basic earnings per share from amortization of goodwill                       --             0.03              --            0.05
                                                                   ------------     ------------    ------------    ------------
Basic earnings per share adjusted for goodwill amortization        $       0.37     $       0.27    $       0.59    $       0.50
                                                                   ============     ============    ============    ============

Diluted earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle            $      (0.04)    $       0.19    $       0.17    $       0.34
Diluted earnings per share from extraordinary item                         0.41               --            0.39              --
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                    --               --              --            0.03
                                                                   ------------     ------------    ------------    ------------
Diluted earnings per share                                                 0.37             0.19            0.56            0.37
Diluted earnings per share from amortization of goodwill                     --             0.02              --            0.04
                                                                   ------------     ------------    ------------    ------------
Diluted earnings per share adjusted for goodwill amortization      $       0.37     $       0.21    $       0.56    $       0.41
                                                                   ============     ============    ============    ============

Basic weighted average number of common shares outstanding           57,973,880       36,535,810      57,918,382      36,519,091
                                                                   ============     ============    ============    ============
Diluted weighted average number of common and common
  equivalent shares outstanding                                      57,973,880       51,275,621      60,887,362      50,909,002
                                                                   ============     ============    ============    ============


           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002 - UNAUDITED

                                                                                                    Unearned   Accumul-
                                                                                                    Compen-     ated
                                                                           Addi-                    sation      Other
                                                       Compre-             tional                  Restricted  Compre-
                                                       hensive   Common    Paid-in      Retained     Stock     hensive
(In thousands)                                         Income     Stock    Capital      Earnings     Grants     Income     Total
                                                      ---------  ------- -----------  ------------ ----------  --------- ----------
BALANCE, DECEMBER 31, 2000                                       $  366  $  103,745   $   143,471  $    (391)  $  1,630  $ 248,821
  Net income                                          $  16,568      --          --        16,568         --         --     16,568
                                                      ---------
  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale                                          10,515
  Accumulated gains associated with cash flow hedge         301
  Reclassification adjustment for net gain
     included in net income                                (257)
                                                      ---------
  Other comprehensive income                             10,559
                                                      ---------
Comprehensive income                                  $  27,127
                                                      =========
Dividends on Class A Common Stock                                    --          --        (1,876)        --         --     (1,876)
Dividends on Class B Common Stock                                    --          --          (253)        --         --       (253)
Exercise of Class A common stock options                              1         404            --         --         --        405
Tax effect relating to the exercise of
   stock options                                                     --          63            --         --         --         63
Issuance of Class A common stock upon
  conversion of subordinated debentures                              --          25            --         --         --         25
Amortization of  unearned compensation  -
   restricted stock grants                                           --          --            --        101         --        101
Net change in accumulated other comprehensive
  income, net of income taxes                                        --          --                       --     10,559     10,559
                                                                 ------- -----------  ------------ ----------  --------- ----------
BALANCE, JUNE 30, 2001                                           $  367  $  104,237   $   157,910  $    (290)  $ 12,189  $ 274,413
                                                                 ======= ===========  ============ ==========  ========= ==========

BALANCE, DECEMBER 31, 2001                                       $  581  $  251,202   $   170,349  $  (1,359)  $ 14,900  $ 435,673
  Net income                                          $  34,157      --          --        34,157         --         --     34,157
                                                      ---------
  Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale      (2,142)
   Accumulated loss associated with cash flow hedges       (836)
   Reclassification adjustment for cash flow hedges         264
   Reclassification adjustment for net gain
       included in net income                            (4,305)
                                                      ---------
  Other comprehensive loss                               (7,019)
                                                      ---------
Comprehensive income                                  $  27,138
                                                      =========
Dividends on Class A Common Stock                                    --          --        (3,095)        --         --     (3,095)
Dividends on Class B Common Stock                                    --          --          (282)        --         --       (282)
Issuance of Class A common stock                                      2         870            --         --         --        872
Tax effect relating to the exercise of
   stock options                                                     --         365            --         --         --        365
Issuance of Class A common stock upon
  conversion of subordinated debentures                              --          25            --         --         --         25
Issuance of equity method investment common stock                    --        (105)           --         --         --       (105)
Issuance of subsidiary stock options                                 --         770            --         --         --        770
Amortization of  unearned compensation  -
   restricted stock grants                                           --          --            --         74         --         74
Net change in accumulated other comprehensive
  income, net of income taxes                                        --          --            --         --     (7,019)    (7,019)
                                                                 ------- -----------  ------------ ----------  --------- ----------
BALANCE, JUNE 30, 2002                                           $  583  $  253,127   $   201,129  $  (1,285)  $  7,881  $ 461,435
                                                                 ======= ===========  ============ ==========  ========= ==========


           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       FOR THE SIX MONTHS
(In thousands)                                                                            ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                      2002              2001
                                                                                    ---------         ---------
OPERATING ACTIVITIES:
Income before cumulative effect of a change in
  accounting principle                                                              $  10,347         $  15,430
Cumulative effect of a change in accounting principle, net of tax                          --             1,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED) PROVIDED IN OPERATING
   ACTIVITIES:
Provision for credit losses *                                                           9,698             7,573
Change in real estate inventory                                                       (39,572)           (1,131)
Equity in joint venture earnings                                                       (1,939)           (1,196)
Equity in earnings from equity method investment                                       (1,741)               --
Net collections (originations) of loans held for sale activity                         14,714           (17,813)
Proceeds from sales of loans classified as held for sale                                2,070            13,002
Gains on securities activities                                                         (6,122)           (2,051)
Impairment of securities                                                               18,157               695
Losses (gains) on sales of property and equipment                                         336              (367)
Gains on sales of in-store branches                                                      (384)               --
Property and equipment impairment                                                         205                --
Acquisition related impairment                                                            515                --
Depreciation, amortization and accretion, net                                           2,221             3,298
Amortization of intangible assets                                                         454             2,074
(Increase) decrease  in deferred tax asset, net                                       (15,451)            2,667
Issuance of subsidiary stock options                                                      770                --
Trading activities, net                                                               (23,073)           12,444
(Increase) decrease in accrued interest receivable                                       (161)            6,959
Increase in other assets                                                              (28,250)          (25,335)
Decrease in due to clearing agent                                                     (17,355)               --
Increase in securities sold not yet purchased                                          28,616             1,819
Increase in other liabilities                                                          21,951            13,013
                                                                                    ---------         ---------
Net cash  (used) provided in operating activities                                     (23,994)           32,219
                                                                                    ---------         ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                     100,071           129,813
Purchase of investment securities and tax certificates                               (142,246)         (102,085)
Purchases of securities available for sale                                           (212,650)         (237,894)
Proceeds from sales and maturities of securities available for sale                   361,415           229,391
Proceeds from sales of FHLB stock                                                       6,509               512
FHLB stock acquired                                                                    (2,750)           (5,000)
Purchases and net (originations) collections of loans and leases                     (204,512)         (123,899)
Proceeds from sales of real estate owned                                                3,002             3,490
Net additions to office property and equipment                                        (16,265)           (5,586)
Increase in equity method investment                                                  (53,736)               --
Repayments of and (investments in) joint ventures                                       3,143            (4,464)
Acquisitions, net of cash acquired                                                    (52,783)             (655)
                                                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                (210,802)         (116,377)
                                                                                    ---------         ---------
FINANCING ACTIVITIES:
Net increase in deposits                                                               87,045           136,020
Reduction in deposits from sale of in-store branches                                  (22,241)               --
Repayments of FHLB advances                                                           (99,450)         (275,246)
Proceeds from FHLB advances                                                            75,000           365,000
Net increase (decrease) in securities sold under agreements
  to repurchase                                                                        85,665          (220,788)
Net increase in federal funds purchased                                                19,000            97,300
Repayment of notes and bonds payable                                                  (33,891)          (27,333)
Proceeds from notes and bonds payable                                                  76,315            23,508
Issuance of common stock                                                                  872               405
Issuance of equity method investment common stock                                        (105)               --
Issuance of trust preferred securities                                                 80,375                --
Common stock dividends paid                                                            (3,377)           (2,129)
                                                                                    ---------         ---------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                             265,208            96,737
                                                                                    ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  30,412            12,579
Cash and cash equivalents at beginning of period                                      120,205            86,693
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $ 150,617         $  99,272
                                                                                    =========         =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           FOR THE SIX MONTHS
(In thousands)                                                                ENDED JUNE 30,
                                                                        -------------------------
                                                                          2002             2001
                                                                        --------         --------
Interest paid                                                           $ 76,827         $108,908
Income taxes paid                                                         14,013           10,875
Loans transferred to real estate owned                                    10,822            2,375
Loan net charge-offs                                                      15,349           10,113
Tax certificate net charge-offs (recoveries)                               1,178            1,327
Increase in equity for the tax effect related to the exercise of
  employee stock options                                                     365               63
Transfer of securities available for sale to equity
  method investment                                                        2,728               --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                        3,675               --
Change in other comprehensive income                                      (7,019)          10,559
Change in deferred taxes on other comprehensive income                    (3,136)           5,811
Issuance of Class A Common Stock upon conversion of
   subordinated debentures                                                    25               --

* Provision for credit losses represents provision for loan losses, REO and tax certificates.




           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


1.  PRESENTATION OF INTERIM FINANCIAL STATEMENTS

        BankAtlantic Bancorp, Inc. (the "Company") is a Florida-based diversified financial services holding company. The Company's principal assets include the capital stock of BankAtlantic and its subsidiaries, Levitt Companies, LLC ("Levitt Companies") and its subsidiaries and Ryan, Beck & Co. LLC ("Ryan Beck") and its subsidiaries. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt Companies' principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt Companies' principal assets include Core Communities, LLC, Levitt and Sons, LLC and its investment in Bluegreen Corporation ("Bluegreen"). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Bluegreen, a New York Stock Exchange listed company in which we own 40% of the outstanding common stock, is a developer of drive-to vacation interval resorts, golf communities and residential land. Ryan Beck is an investment banking firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $27.8 million of loans from BankAtlantic to Levitt Companies, $30 million of loans from the Company to Levitt Companies and $5.0 million of loans from the Company to Ryan Beck.

        In management's opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company's consolidated financial condition at June 30, 2002, December 31, 2001 and June 30, 2001, the consolidated results of operations for the three and six months ended June 30, 2002 and 2001, the consolidated stockholders' equity and comprehensive income for the six months ended June 30, 2002 and 2001 and the consolidated cash flows for the six months ended June 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item and cumulative effect of a change in accounting principle discussed in Note 4 and Note 10, respectively. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and our Form 10-Q for the three months ended March 31, 2002.

2. COMMON UNIT OPTIONS AND RETENTION POOL

        Ryan Beck's Board of Directors adopted the Ryan, Beck & Co., LLC Common Unit Option Plan (the "Plan") effective March 29, 2002. The Plan provides for the grant of not more than an aggregate 500,000 Common Units representing limited liability interests of Ryan Beck. As of June 30, 2002, 8,125,000 units of Ryan Beck were outstanding, all of which are owned by the Company.

        During the second quarter, 2002, Ryan Beck's Board of Directors granted, pursuant to the Plan, common unit options to acquire an aggregate of 470,000 common units of Ryan Beck. The fair value of the common unit options was determined based on an independent appraisal. A second quarter compensation charge of $770,000 associated with these options was based on a fair value estimate from the independent appraiser.

        Upon exercise of the common unit options, the Company or Ryan Beck have the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common units at fair value as determined by an independent appraiser. The Company and Ryan Beck also have the right of first refusal on any sale of common units, and the Company has the right to require any common unit holder to sell its units along with the Company in the event that the Company sells its interest in Ryan Beck.

        In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key employees of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to these employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares, which vested four years from the date of acquisition, were treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan. All participant accounts under the plan vested on June 28, 2002 and the remaining

BANKATLANTIC BANCORP, INC.

participants received in the aggregate 5,941 shares of Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable mature on June 28, 2003 and bear interest at 5.75%.

3.  TRUST PREFERRED SECURITIES

        In June 2002, the Company formed BBC Capital Statutory Trust III ("BBC Capital III"), a statutory business trust, for the purpose of issuing Trust Preferred Securities. In June 2002, the Company participated in a pooled trust preferred securities offering in which BBC Capital III issued 25,000 Trust Preferred Securities at a price of $1,000 per security. The Trust Preferred Securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points, with an initial coupon rate of 5.34%. The gross proceeds from the offering of $25.0 million were invested in an identical principal amount of the Company's Junior Subordinated Debentures which bear interest at the same floating rate as the Trust Preferred Securities and have a stated maturity of 30 years. In addition, the Company contributed $774,000 to BBC Capital III in exchange for BBC Capital III's Common Securities and such proceeds were also invested in an identical principal amount of floating rate Junior Subordinated Debentures. BBC Capital III's Common Securities are owned entirely by the Company. BBC Capital III's sole asset is $25.8 million in aggregate principal amount of floating rate Junior Subordinated Debentures. Holders of BBC Capital III's Trust Preferred Securities and the Trust Common Securities are entitled to receive a cumulative cash distribution at a floating rate equal to 3-month LIBOR plus 345 basis points of the $1,000 liquidation amount of each security. The Trust Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Trust Common Securities held by the Company. The Trust Preferred Securities are considered debt for financial accounting and tax purposes. The net proceeds to the Company from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $24.2 million.

        The Company used the proceeds from the above sale of trust preferred securities for general corporate purposes, including to augment the capital of Ryan Beck in conjunction with its acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., LLC, and to repay a portion of outstanding borrowings under the Company's revolving bank line of credit.

4.  ACQUISITIONS

        On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC. ("GMS"), a wholly-owned subsidiary of Gruntal. Gruntal provides securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. The assets that were acquired from Gruntal include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal's investment consultants are located, assets related to Gruntal's deferred compensation plan and forgivable loans. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Ryan Beck performed an evaluation of each retail branch office and institutional sales office of Gruntal and put back to Gruntal the lease obligations and related assets of certain individual offices with contractual terms it deemed unfavorable.

        The deferred compensation plan assumed by Ryan Beck was a nonqualified plan covering select employees that provided participants the opportunity to defer up to 20 percent of cash compensation. Gruntal provided an annual matching contribution and in some cases special allocations both of which would vest if the employee remains employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay in the future the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002 Ryan Beck froze the plan, whereby, the participants could no longer make future contributions and related matches ceased. The obligation at April 26, 2002 was $21 million, of which $18.3 million was vested. Ryan Beck is subject to future expense based on future actuarial values of the plan obligations. Subsequently, Ryan Beck put in place a retention plan for certain Gruntal investment consultants, key employees and others during July 2002. Pursuant to the retention plan, the participants received a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants received the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on

BANKATLANTIC BANCORP, INC.

production goals which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received on February 2003 assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

        The Gruntal transaction was accounted for by the purchase method of accounting. Under this method of accounting, the acquired assets and assumed liabilities of Gruntal are recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price is used to write down non-financial assets and the remaining balance is recorded as an extraordinary income item. The operations of the Gruntal transaction were included in the Company's statement of operations and the assets acquired and liabilities assumed from Gruntal were included in the Company's statement of financial condition since April 26, 2002.

        On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. The fair value of Community's assets acquired and liabilities assumed was included in the Company's statement of financial condition and Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002.

        The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively. The Company is in the process of obtaining third party valuations; therefore, the allocation of the purchase price is subject to change.

(in thousands)                                      COMMUNITY            GRUNTAL                 TOTAL
                                                   -----------         -----------            -----------
Cash and interest earning deposits                 $   124,977         $       886            $   125,863
Securities available for sale                           79,768              33,146                112,914
Trading securities                                          --             118,763                118,763
Loans receivable, net                                  621,964                  --                621,964
FHLB Stock                                               8,063                  --                  8,063
Investments and advances to joint
ventures                                                16,122                  --                 16,122
Goodwill                                                58,775                  --                 58,775
Core deposit intangible asset                           15,117                  --                 15,117
Other assets                                            45,070              12,597                 57,667
                                                   -----------         -----------            -----------

   Fair value of assets acquired                       969,856             165,392              1,135,248
                                                   -----------         -----------            -----------
Deposits                                               639,111                  --                639,111
FHLB advances                                          138,981                  --                138,981
Other borrowings                                        14,291               3,427                 17,718
Securities sold not yet purchased                           --               1,201                  1,201
Payable to clearing broker                                  --             101,705                101,705
Other liabilities                                        6,674              27,402(1)              34,076
                                                   -----------         -----------            -----------

   Fair value of liabilities assumed                   799,057             133,735                932,792
Fair value of net assets acquired over cost                 --             (23,810)(2)            (23,810)
                                                   -----------         -----------            -----------
Purchase price                                         170,799               7,847                178,646
Cash acquired                                         (124,977)               (886)              (125,863)
                                                   -----------         -----------            -----------
Purchase price net of cash acquired                $    45,822         $     6,961            $    52,783
                                                   ===========         ===========            ===========

        The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment to Gruntal, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002 Ryan Beck is obligated to

BANKATLANTIC BANCORP, INC.

pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005.

        1. Included in Gruntal's other liabilities were $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

        2. The Company recognized an extraordinary gain of $23.8 million, net of income taxes of $2.7 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the transaction. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition based on the fact that the Company acquired the membership interest in GMS instead of the net assets. Any change in the purchase accounting adjustments as a result of third party valuations will be reflected as an adjustment to the extraordinary gain.

        The following is pro forma information for the three and six months ended June 30, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transaction been consummated during the period or as of the dates for which the pro forma financial information is presented. (in thousands, except for share data).

                                                                FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                                          JUNE 30, 2002            JUNE 30, 2001
                                               --------------------------        -------------------------
(in thousands)                                 HISTORICAL       PRO FORMA        HISTORICAL      PRO FORMA
                                               ----------       ---------        ----------      ---------
Interest income                                 $ 82,707         $ 84,156         $ 83,656        $105,141
Interest expense                                  39,755           44,172           50,023          61,736
Provision for loan losses                          6,139            6,139            4,040           4,130
                                                --------         --------         --------        --------
Net interest income after provision for
  loan losses                                     36,813           33,845           29,593          39,275
                                                --------         --------         --------        --------
Income (loss) before extraordinary item         $ (2,233)        $ (2,361)        $  8,605        $  7,449
                                                ========         ========         ========        ========
Basic earnings (loss) per share before
  extraordinary item                            $  (0.04)        $  (0.04)        $   0.24        $   0.20
                                                ========         ========         ========        ========
Diluted earnings (loss) per share before
  extraordinary item                            $  (0.04)        $  (0.04)        $   0.19        $   0.17
                                                ========         ========         ========        ========

                                                                       FOR THE SIX MONTHS ENDED
                                                      ---------------------------------------------------------
                                                            JUNE 30, 2002                   JUNE 30, 2001
                                                      -------------------------       -------------------------
 (in thousands)                                       HISTORICAL      PRO FORMA       HISTORICAL      PRO FORMA
                                                      ----------      ---------       ----------      ---------
Interest income                                        $150,545        $169,007        $169,908        $213,851
Interest expense                                         74,775          82,085         103,977         128,231
Provision for loan losses                                 8,704          10,748           6,801           6,981
                                                       --------        --------        --------        --------
Net interest income after provision for
  loan losses                                            67,066          76,174          59,130          78,639
                                                       --------        --------        --------        --------
Income before extraordinary item and cumulative
  effect of a change in accounting principles          $ 10,347        $  7,131        $ 15,430        $ 10,572
                                                       ========        ========        ========        ========
Basic earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle                                 $   0.18        $   0.12        $   0.42        $   0.29
                                                       ========        ========        ========        ========
Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle                                 $   0.17        $   0.12        $   0.34        $   0.25
                                                       ========        ========        ========        ========


        During April 2002, the Company and Levitt Companies ownership in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of drive-to vacation interval resorts, golf communities and residential land increased from approximately 5% to 40%. This interest in

BANKATLANTIC BANCORP, INC.

Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001 and Levitt Companies acquired approximately 35% of Bluegreen common stock in April 2002. As a consequence of the acquisition of this interest in Bluegreen at various acquisition dates, it is accounted for as a step acquisition under the equity method of accounting. In a step acquisition the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, the Company did not restate its prior year financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our 40% interest in the earnings or loss of Bluegreen after the acquisition date. The Company is in the process of determining the Bluegreen purchase price allocation. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from the Company's existing bank line of credit, proceeds of its trust preferred securities offering, proceeds from the sale of equity securities from the Company's portfolio and Levitt Companies' working capital.

5. IMPAIRMENT OF SECURITIES

        During 1999, the Company entered into a strategic relationship and invested $10 million in cash and issued 848,364 shares of Class A common stock to acquire an investment in Seisint, Inc., a privately held technology company. The Company anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan
B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock.

        However, because Seisint has not been able to meet the objectives of its business plan or its financial performance goals, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, the Company wrote off its entire $15 million investment in Seisint during the three months ended June 30, 2002.

        The Company also recognized an impairment charge of $3.2 million during the three months ended June 30, 2002 on other equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. The Company recognized a $474,000 and $695,000 impairment charge associated with equity securities during the three and six-month periods ended June 30, 2001. As a result of these losses, the Company has revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At June 30, 2002 equity investments totaled $8.7 million.

6. TRADING SECURITIES AND SECURITIES SOLD NOT YET PURCHASED

        The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in investment banking income during the three and six months ended June 30, 2002, respectively, was realized net revenues from Ryan Beck's principal transactions of $17.3 million and $24.8 million compared to net revenues of $3.9 million and $8.4 million during the same 2001 periods.

        Ryan Beck's trading securities consisted of the following (in thousands):

                                    JUNE 30,       DECEMBER 31,      JUNE 30,
                                      2002            2001            2001
                                    --------       ------------      --------
States and municipalities           $133,448        $  7,593        $  9,791
Corporate debt securities             19,535          20,989             290
U.S. Government and agencies          46,306          32,308          16,640
Corporate equities                    10,843           7,406           4,094
Certificates of deposit                   --              --             298
                                    --------        --------        --------
                                    $210,132        $ 68,296        $ 31,113
                                    ========        ========        ========

BANKATLANTIC BANCORP, INC.

        Ryan Beck's securities sold not yet purchased consisted of the following (in thousands):

                                    JUNE 30,     DECEMBER 31,     JUNE 30,
                                     2002           2001           2001
                                    --------     ------------     --------
States and municipalities           $16,367        $    --        $18,734
Corporate debt securities            11,728         21,305             --
U.S. Government and agencies         33,487         15,244         16,880
Corporate equities                    6,743          1,882          4,636
                                    -------        -------        -------
                                    $68,325        $38,431        $40,250
                                    =======        =======        =======

7.  LOANS HELD FOR SALE

        The Company currently originates CRA residential loans for resale and refers its residential loan customers to an unaffiliated lender. During June 2000, the Company discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

        Loans held for sale consisted of the following (in thousands):

                                 JUNE 30,      DECEMBER 31,      JUNE 30,
                                   2002            2001            2001
                                 --------      ------------      --------
Residential                      $  9,241        $  4,757        $  4,904
Commercial real estate                 --              --          22,713
Commercial syndication             19,506          40,774          79,901
                                 --------        --------        --------
Total loans held for sale        $ 28,747        $ 45,531        $107,518
                                 ========        ========        ========

8.  REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURE ACTIVITIES

        Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Companies' joint venture activities and a joint venture acquired in connection with the Community Savings acquisition. Core Communities is a developer of master planned residential commercial and industrial communities in Florida. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. The Company's investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $17.8 million at June 30, 2002. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida.

        Real estate held for development and sale and joint ventures consisted of the following:

(in thousands)                                JUNE 30,      DECEMBER 31,      JUNE 30,
                                                2002            2001            2001
                                              --------      ------------      --------
Land and land development costs               $148,802        $114,499        $ 86,907
Construction costs                              23,399          17,949          19,657
Other costs                                      9,804           9,985           8,022
Equity  investments  in  joint venture           1,598           7,127           6,151
Loans to joint ventures                         49,162          28,713          33,809
                                              --------        --------        --------
                                              $232,765        $178,273        $154,546
                                              ========        ========        ========

BANKATLANTIC BANCORP, INC.


        The components of net revenues from sales of real estate were as follows:

                                          FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                              ENDED JUNE 30,               ENDED JUNE 30,
                                         ----------------------        ----------------------
(IN THOUSANDS)                            2002           2001           2002            2001
                                         -------        -------        -------        -------
Sales of real estate                     $46,864        $33,176        $84,717        $57,954
Cost of sales                             35,438         26,234         62,213         45,809
                                         -------        -------        -------        -------
  Gains on sales of real estate           11,426          6,942         22,504         12,145
Gains on joint venture activities          1,040            456          1,939          1,196
                                         -------        -------        -------        -------
Gains on sales of real estate
  held for sale and joint venture
  activities                             $12,466        $ 7,398        $24,443        $13,341
                                         =======        =======        =======        =======

9.  COMPREHENSIVE INCOME

        The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001 was $2.4 million and $145,000, respectively. Comprehensive income for the three months ended June 30, 2002 and 2001 was $18.6 million and $11.0 million, respectively.

10.   DERIVATIVES

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

        The derivatives utilized by the Company during the six months ended June 30, 2002 were interest rate swaps. During the six months ended June 30, 2002, the Company created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate. The Company funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits.

        During the year ended December 31, 2000, the Company entered into forward contracts to purchase the underlying collateral from a government agency pool of securities in May 2005. Included in securities gains in the Statement of Operations for the three and six months ended June 30, 2002 were $48,000 and $27,000 of unrealized losses associated with the forward contracts compared to unrealized gains of $21,000 and $34,000 during the same 2001 periods.

BANKATLANTIC BANCORP, INC.

        The following table outlines the notional amount and fair value of the Company's derivatives outstanding at June 30, 2002:

                                                               PAYING       RECEIVING
                                   NOTIONAL                  INDEX/FIXED   INDEX/FIXED    TERMINATION
                                    AMOUNT     FAIR VALUE      AMOUNT         AMOUNT          DATE
                                  ---------  ------------  ------------- -------------- --------------
Fifteen year callable receive
fixed swaps                       $  10,000  $      (136)    3mo. LIBOR         6.15%     11/13/2016
Ten year callable receive fixed
swaps                                30,000            33    3mo. LIBOR         6.03%     12/20/2011
Ten year callable receive fixed
swaps                                20,000           441    3mo. LIBOR         6.08%      2/14/2012
Seven year callable receive fixed
swaps                                13,000           224    3mo. LIBOR         5.60%      9/19/2009
Five year pay fixed swaps            25,000        (1,393)         5.73%  3 mo. LIBOR       1/5/2006
Three year pay fixed swaps        $  50,000  $     (2,242)         5.81%  3 mo. LIBOR     12/28/2003
                                  =========  ============  ============  ============   ============
Forward contract to purchase
  adjustable rate mortgages       $  95,324  $        103
                                  =========  ============

        The net amount of existing losses on the swaps included in other liabilities that are projected to be reclassified into earnings within the next 12 months is $526,862. The hedging relationships are expected to last over the term of the swaps.

11. RESTRUCTURING CHARGE AND IMPAIRMENT WRITE-DOWN

        During June 2002, we adopted a plan to discontinue certain ATM relationships, resulting in a $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in our branch network and on cruise ships. The restructuring plan is scheduled to be completed during the fourth quarter of 2002.

        Restructuring charges at June 30, 2002 included in other liabilities consisted of (in thousands)

                                    INITIAL        AMOUNT PAID        ENDING
TYPE OF RESTRUCTURING CHARGE        AMOUNT        DURING PERIOD       BALANCE
----------------------------    ---------------   --------------  ---------------
Lease contract termination
costs                           $           664   $          (31) $           633
De-installation costs                        87                -               87
Other                                        50                -               50
                                ---------------   --------------  ---------------
  Total restructuring charge    $           801   $          (31) $           770
                                ===============   ==============  ===============

12.  TRANSITIONAL GOODWILL IMPAIRMENT EVALUATION

        In connection with the transitional goodwill impairment evaluation under FASB Statement 142, the Company performed an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, the Company identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. If the fair value of the reportable unit exceeded the carrying amount, no further evaluation needed to be performed, and the goodwill in the reporting unit is not impaired. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded its carrying amount at the adoption date. As a consequence, the Company may have to recognize an impairment loss relating to the Ryan Beck reportable segment. The Company has contracted with an independent appraiser to measure the loss and anticipates recognizing the goodwill impairment charge during the 2002 third quarter. Any transitional impairment loss associated with the Ryan Beck reportable segment will be recognized as the cumulative effect of a change in accounting principle in the statement of operations and this non-cash charge will be recorded effective as of January 1, 2002. The charge will have no impact on operating earnings or tangible capital.

BANKATLANTIC BANCORP, INC.

13.   SEGMENT REPORTING

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

        Commercial Banking                  Commercial lending, syndications,
                                            international, lease finance, trade
                                            finance and a real estate joint
                                            venture development

        Community Banking                   Indirect and direct consumer
                                            lending, small business lending and
                                            ATM operations

        Levitt Companies                    Real estate and joint venture
                                            operations

        Ryan Beck                           Investment banking and brokerage
                                            operations

        Parent Company                      Costs of acquisitions, financing of
                                            acquisitions, and equity investments

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

BANKATLANTIC BANCORP, INC.

        The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three months ended June 30, 2002 and 2001:

                                           BANK OPERATIONS
                               ---------------------------------------
                                  BANK        COMMERCIAL     COMMUNITY     LEVITT                   PARENT        SEGMENT
(IN THOUSANDS)                 INVESTMENTS      BANKING       BANKING     COMPANIES   RYAN, BECK    COMPANY        TOTALS
                               -----------    -----------    ---------    ---------   ----------    ---------    ----------
2002
Interest income                 $   46,354    $    26,906    $   6,514    $     477    $   3,125    $     454    $   83,830
Interest expense and overhead      (31,477)       (15,767)      (3,963)        (312)        (313)      (4,522)      (56,354)
Provision for loan losses               59         (5,933)        (265)           0            0            0        (6,139)
Non-interest income                  3,101            752        2,538       11,490       41,528      (17,845)       41,564
Segment profits and losses
 before taxes                       14,107          2,571       (1,092)       5,805       (2,487)     (24,351)       (5,447)
Provision for income taxes           3,753            684         (290)       2,032         (870)      (8,523)       (3,214)
                                ----------    -----------    ---------    ---------    ---------    ---------    ----------
Segment net income (loss)       $   10,354    $     1,887    $    (802)   $   3,773    $  (1,617)   $ (15,828)   $   (2,233)
                                ==========    ===========    =========    =========    =========    =========    ==========

Segment average assets          $2,891,958    $ 1,616,326    $ 406,204    $ 273,357    $ 218,784    $  98,436    $5,505,065
                                ==========    ===========    =========    =========    =========    =========    ==========

2001
Interest income                 $   46,487    $    30,178    $   7,016    $     344    $     580    $     (34)   $   84,571
Interest expense and overhead      (35,687)       (17,761)      (4,225)         (60)        (206)      (5,118)      (63,057)
Provision for loan losses               43         (5,404)       1,321            0            0            0        (4,040)
Non-interest income                    589            868        2,868        8,106       10,338          758        23,527
Segment profits and losses
 before taxes                        9,856          6,234        1,837        2,078         (915)      (5,853)       13,237
Provision for income taxes           3,621          2,291          675          421         (327)      (2,049)        4,632
                                ----------    -----------    ---------    ---------    ---------    ---------    ----------
Segment net income (loss)       $    6,235    $     3,943    $   1,162    $   1,657    $    (588)   $  (3,804)   $    8,605
                                ==========    ===========    =========    =========    =========    =========    ==========

Segment average assets          $2,654,965    $ 1,360,428    $ 323,421    $ 166,661    $  76,306    $ 108,570    $4,690,351
                                ==========    ===========    =========    =========    =========    =========    ==========

BANKATLANTIC BANCORP, INC.


        The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 and 2001:

                                           BANK OPERATIONS
                                ----------------------------------------
                                   BANK        COMMERCIAL     COMMUNITY      LEVITT                        PARENT        SEGMENT
(IN THOUSANDS)                  INVESTMENTS      BANKING       BANKING      COMPANIES     RYAN, BECK       COMPANY         TOTAL
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
2002
Interest income                 $    84,073    $    50,837    $   12,010    $      891    $     3,823    $       764    $   152,398
Interest expense and overhead       (58,362)       (29,745)       (7,179)         (313)          (641)        (7,845)      (104,085)
Provision for loan losses              (141)        (8,148)         (415)            0              0              0         (8,704)
Non-interest income                   3,289          1,380         4,727        23,831         55,126        (14,827)        73,526
Segment profits and losses
 before taxes                        22,343          8,354        (1,363)       12,093         (2,254)       (25,281)        13,892
Provision for income taxes            6,631          2,704          (385)        4,233           (788)        (8,850)         3,545
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
Segment net income (loss)       $    15,712    $     5,650    $     (978)   $    7,860    $    (1,466)   $   (16,431)   $    10,347
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

Segment average assets          $ 2,615,383    $ 1,565,515    $  371,653    $  168,502    $    66,836    $   102,944    $ 4,890,833
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

2001
Interest income                 $    93,106    $    62,153    $   14,613    $      795    $     1,156    $         9    $   171,832
Interest expense and
overhead                            (71,332)       (36,954)       (8,927)         (150)          (309)       (10,734)      (128,406)
Provision for loan losses              (120)        (9,650)        2,969             0              0              0         (6,801)
Non-interest income                     711          1,595         5,625        14,775         19,471          1,080         43,257
Segment profits and losses
 before taxes                        18,636         14,201         3,277         3,629         (2,753)       (12,722)        24,268
Provision for income taxes            6,923          5,287         1,217           844           (980)        (4,453)         8,838
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
Segment net income (loss)       $    11,713    $     8,914    $    2,060    $    2,785    $    (1,773)   $    (8,269)   $    15,430
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

Segment average assets          $ 2,624,098    $ 1,308,896    $  364,290    $  166,210    $    68,064    $    97,882    $ 4,629,440
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

BANKATLANTIC BANCORP, INC.

        The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, and segment interest income and total consolidated interest income is as follows:

                                                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
(IN THOUSANDS)                                                     JUNE 30,                           JUNE 30,
                                                        -----------------------------       -----------------------------
TOTAL  AVERAGE ASSETS                                      2002               2001             2002               2001
                                                        -----------       -----------       -----------       -----------
Total average assets for reportable segments            $ 5,505,065       $ 4,690,351       $ 4,890,833       $ 4,629,440
Average assets in overhead                                  130,176           110,451           265,329           120,707
                                                        -----------       -----------       -----------       -----------
Total average consolidated assets                       $ 5,635,241       $ 4,800,802       $ 5,156,162       $ 4,750,147
                                                        ===========       ===========       ===========       ===========

NON-INTEREST INCOME
Total non-interest income for reportable segments       $    41,564       $    23,527       $    73,526       $    43,257
Items included in interest expense and overhead:
  Transaction fee income                                      5,688             3,890            10,550             7,770
  Gains on sales of assets                                     (319)               20                49               367
  Other fees                                                  4,290             1,032             4,998             1,762
                                                        -----------       -----------       -----------       -----------
Total consolidated non-interest income                  $    51,223       $    28,469       $    89,123       $    53,156
                                                        ===========       ===========       ===========       ===========

INTEREST INCOME
Total interest income for reportable segments           $    83,830       $    84,571       $   152,398       $   171,832
Deferred interest income on real estate activities             (505)             (107)             (875)             (282)
Elimination entries                                            (618)             (808)             (978)           (1,642)
                                                        -----------       -----------       -----------       -----------
Total consolidated interest income                      $    82,707       $    83,656       $   150,545       $   169,908
                                                        ===========       ===========       ===========       ===========

14.    NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statement No. 4,44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.") This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations.

        In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities.") This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred compared to current literature, which recognized a liability when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.


15.  RECLASSIFICATIONS

        Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2002.

BANKATLANTIC BANCORP, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


        The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. ("the Company", which may also be referred to as "we", "us", or "our") and its wholly owned subsidiaries for the three and six months ended June 30, 2002 and 2001, respectively. The principal assets of the Company consist of its ownership of these subsidiaries which include BankAtlantic, Levitt Companies, LLC ("Levitt Companies"), a real estate development company, and Ryan, Beck & Co., LLC ("Ryan Beck"), an investment banking firm.

        Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company") and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; and with respect to the operations of Levitt Companies and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to recent acquisitions, each of which are subject to risks and uncertainties, including the risk that the acquisitions could involve additional costs or that the future financial and operating performance of these acquisitions will not be advantageous. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.

RESULTS OF OPERATIONS

                                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                                       -------------------------       -------------------------
(IN THOUSANDS)                                                            2002           2001             2002            2001
                                                                       ---------       ---------       ---------       ---------
INCOME STATEMENT
Total interest income                                                  $  82,707       $  83,656       $ 150,545       $ 169,908
Total interest expense                                                    39,755          50,023          74,775         103,977
                                                                       ---------       ---------       ---------       ---------
Net interest income                                                       42,952          33,633          75,770          65,931
Provision for loan losses                                                  6,139           4,040           8,704           6,801
Gains on sales of securities                                               3,083           1,695           6,122           2,051
Impairment of securities                                                 (18,157)           (474)        (18,157)           (695)
Other non-interest income                                                 66,297          27,248         101,158          51,800
Non-interest expense                                                      93,483          44,825         142,297          88,018
                                                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle                   (5,447)         13,237          13,892          24,268
Provision (benefit) for income taxes                                      (3,214)          4,632           3,545           8,838
                                                                       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                              (2,233)          8,605          10,347          15,430
Extraordinary item, net of tax                                            23,810              --          23,810              --
Cumulative effect of a change in accounting principle, net of tax             --              --              --           1,138
                                                                       ---------       ---------       ---------       ---------

Net income                                                             $  21,577       $   8,605       $  34,157       $  16,568
                                                                       =========       =========       =========       =========

RECONCILIATION OF NET INCOME TO OPERATING NET INCOME
Net income                                                             $  21,577       $   8,605       $  34,157       $  16,568
Amortization of goodwill                                                      --           1,049              --           2,074
Restructuring charges and impairment write-downs                             655            (140)            655            (140)
Acquisition and conversion related charges                                 4,350              --           5,037              --
Impairment of securities                                                  11,801             308          11,802             452
Extraordinary item and cumulative accounting
  change                                                                 (23,810)             --         (23,810)         (1,138)
                                                                       ---------       ---------       ---------       ---------
Operating net income
                                                                       $  14,573       $   9,822       $  27,841       $  17,816
                                                                       =========       =========       =========       =========

FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME 2001 PERIOD:

        Net income was significantly affected by non-recurring items during the current quarter. The Company recognized an extraordinary gain associated with the acquisition of certain assets and the assumption of certain liabilities of Gruntal and the acquisition of all of the membership interest in The GMS Group, LLC. ("GMS"). The extraordinary gain was recognized because the fair value of the assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition because the Company acquired the membership interest in GMS instead of the net assets.

        The extraordinary gain was partially offset by a restructuring charge and an impairment write-down associated with our ATM network, acquisition-related charges and impairments associated with the Community and Gruntal transactions and an other than temporary decline in the fair value of equity securities. The equity securities impairment reflected the write-off of three equity investments which had experienced poor financial performance. As a consequence, we have revised our policy for equity investments, and any future equity investments will be limited to liquid securities subject to certain stringent concentration restrictions. The acquisition-related expenses were integration expenses, long-lived asset impairments and professional fees associated with the Gruntal and Community transactions. The ATM network

BANKATLANTIC BANCORP, INC.

restructuring charge and impairment write down resulted from the termination of convenience store and gas station relationships which did not meet our performance expectations.

        The non-recurring items during the 2001 second quarter were the amortization of goodwill, an adjustment to the estimated restructuring charge recorded in a prior period and an other than temporary decline in the fair value of equity securities.

        During the current quarter, the Company also experienced a significant increase in non-interest expenses associated with the Gruntal and Community transactions and higher provision for loan losses and operating expenses related to banking operations.

        The increased provision for loan losses primarily related to two commercial real estate loans. The higher banking operations expenses were associated with the Community acquisition and BankAtlantic's "Seven Day Banking" initiative as well as advertising for related new deposit products.

        The above non-recurring charges and higher non-interest expenses were partially offset by a significant improvement in our net interest income, increased earnings at Levitt Companies, higher banking operations transaction fee income, a large increase in investment banking income as a result of the Gruntal transaction and gains on the sale of securities.

        The improvement in net interest income reflects earning asset growth from loan originations and the Community acquisition as well as an improvement in the net interest margin caused by declining interest rates and a change in the deposit mix from higher yielding time deposits to lower yielding transaction accounts. Income from Levitt Companies increased significantly, reflecting increased sales of real estate by Core Communities and Levitt and Sons, as well as equity in earnings associated with Levitt Companies' investment in Bluegreen. The improvement on gains on securities sales reflected the sale of mortgage-backed securities during the 2002 quarter in response to declining interest rates. The gains on securities sales during the 2001 quarter were primarily gains associated with the sale of equity securities. The substantial increase in investment banking income related to the increase in investment consultants as a result of the Gruntal transaction and the higher banking operation transaction fees were linked to our new deposit products and the Community acquisition.

        Included in the benefit for income taxes during the 2002 quarter was a $930,000 reduction in the deferred tax asset valuation allowance primarily associated with Levitt Companies' election to be taxed as a corporation and the utilization of tax benefits from real estate sales. Additionally, the Company acquired, as part of the Community transaction, low income housing tax credit investments which reduced the Company's tax liability by $140,000 during the three months ended June 30, 2002.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME 2001 PERIOD:

        Net Income increased by 106% from the prior 2001 period. The increase in earnings primarily resulted from the items discussed above as well as a non-recurring gain in the 2001 period recognized as a cumulative effect of a change in accounting principle. The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001. This was accounted for as a cumulative effect of a change in accounting principle, net of tax.

BANKATLANTIC BANCORP, INC.

  NET INTEREST INCOME

                                                             FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                        ENDED JUNE 30,
                                                       -----------------------------------    -----------------------------------
(IN THOUSANDS)                                           2002         2001         CHANGE       2002         2001        CHANGE
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Interest and fees on loans and leases                  $  59,325    $  61,580    $  (2,255)   $ 106,396    $ 125,431    $ (19,035)
Interest on securities available for sale                 11,804       13,284       (1,480)      23,870       26,649       (2,779)
Interest and dividends on other investment and
   trading securities                                     11,578        8,792        2,786       20,279       17,828        2,451
Interest on deposits                                     (17,106)     (23,089)       5,983      (32,432)     (47,533)      15,101
Interest on advances from FHLB                           (15,676)     (14,660)      (1,016)     (30,596)     (29,361)      (1,235)
Interest on securities sold under agreements
   to repurchase                                          (2,113)      (7,142)       5,029       (3,497)     (16,774)      13,277
Interest on subordinated debentures, notes and
  bonds payable and guaranteed preferred interests
  in the Company's Junior Subordinated Debentures         (6,473)      (6,579)         106      (11,081)     (13,327)       2,246
Capitalized interest on real estate developments and
   joint ventures                                          1,613        1,447          166        2,831        3,018         (187)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Net interest income                                    $  42,952    $  33,633    $   9,319    $  75,770    $  65,931    $   9,839
                                                       =========    =========    =========    =========    =========    =========
Net interest margin                                         3.32         3.03         0.29         3.14         2.97         0.17
                                                       =========    =========    =========    =========    =========    =========

FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME 2001 PERIOD:

        The substantial improvement in net interest income primarily resulted from significant asset growth, increased income from trading securities and an improvement in the net interest margin.

        The growth in earning assets primarily resulted from the Community acquisition, which added $709 million of earning assets, and continued growth in our commercial real estate and home equity loan portfolios. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication loans, international loans to correspondence banks and small business loans originated under previous policies prior to January 1, 2000. Interest income on loans and securities available for sale declined during 2002 compared to the same 2001 period. The decline in interest income reflects the rapid decline in interest rates during the latter half of 2001 which resulted in the refinancing of residential loans and the downward repricing of floating rate loans. These significant declines in yields on earning assets were substantially offset by the growth in earning assets mentioned above.

        The increased interest income from trading securities resulted from the Gruntal transaction. Trading securities interest income increased from $580,000 during the 2001 period to $3.1 million during the same 2002 period. Trading securities balances increased from $31.1 million at June 30, 2001 to $210.1 million at June 30, 2002.

        The net interest margin was impacted by a rapid decline in interest rates during 2001, a change in the composition of our loan portfolio and a change in the mix of our deposit portfolio. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which resulted in the yield on our interest earning assets declining from 7.66% during 2001 to 6.67% during 2002 and the rates on our interest paying liabilities declining from 4.99% to 3.63% during the same period. During the 2002 quarter, we continued to increase our transaction accounts, which contributed to the reduction in our cost of funds. Our deposit mix changed from 53% time deposits and 47% transaction accounts at June 30, 2001 to 44% time deposits and 56% transaction accounts during the same 2002 period. The composition of our loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding residential loans acquired in connection with the acquisition of Community and lower yielding floating rate commercial and home equity loans. The decline in interest expense on deposits was partially offset by average interest bearing deposits increasing by $474 million from the same 2001 period. The increase was primarily due to the Community acquisition. Interest expense on short term borrowings was substantially lower during 2002. The significant decline in short term borrowings

BANKATLANTIC BANCORP, INC.

interest expense reflected lower short term interest rates and a decline in short term borrowings linked to an increase in deposit balances. The rates on short term borrowings declined from 4.40% during the 2001 period to 1.79% during the same 2002 period.

        Interest on subordinated debentures, notes and bonds payable remained at 2001 levels. During 2001, we retired our subordinated investment notes and our 6-3/4% convertible subordinated debentures. The interest rates on these borrowings were higher than the average rates on other borrowings. The above reduction in borrowings was substantially offset by additional borrowings by Levitt Companies to fund real estate purchases and the Company's issuance of $80.4 million of trust preferred securities during the 2002 period.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME 2001 PERIOD:

        Net interest income increased by 15% from 2001. Total interest income decreased by $19.4 million and total interest expense decreased by $29.2 million. The decrease in interest income primarily resulted from rapidly declining interest rates which impacted the repricing of floating rate loans and securities and contributed to refinancings of residential loans. The yield on interest earning assets declined from 7.86% during 2001 to 6.55% during 2002. The decline in yields on earnings assets was partially offset by $277 million of average earning asset growth associated with the Community acquisition. The decline in interest expense primarily resulted from the items discussed above. The rates on our interest paying liabilities declined from 5.25% during 2001 to 3.77% during the same 2002 period, and the rates on our short term borrowings declined from 5.10% during 2001 to 1.80% during the same 2002 period.

PROVISION FOR LOAN LOSSES

                                              FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                     ENDED JUNE 30,
                                           --------------------------          --------------------------
(in thousands)                               2002              2001              2002              2001
                                           --------          --------          --------          --------
Balance, beginning of period               $ 48,927          $ 47,128          $ 44,585          $ 47,000
Charge-offs:
  Syndication loans                              --                --            (8,000)               --
  Commercial real estate loans               (4,309)               --            (4,309)               --
  Small business - real estate                   --                --                --               (12)
  Small business - non-mortgage              (1,261)             (840)           (2,192)           (2,184)
  Lease financing                            (1,972)           (3,397)           (4,184)           (5,382)
  Consumer loans - indirect                    (299)             (669)             (737)           (1,692)
  Consumer loans - direct                      (237)             (314)             (649)             (691)
  Residential real estate loans                  (3)               --              (142)             (152)
                                           --------          --------          --------          --------
                                             (8,081)           (5,220)          (20,213)          (10,113)
                                           --------          --------          --------          --------
Recoveries:
  Syndication loans                              --                --               683                --
  Small business - non-mortgage                 698               637             1,089             1,478
  Lease financing                               963               705             1,898               989
  Commercial business loans                      19                18                37               229
  Commercial real estate loans                    3                 7                17                 7
  Residential real estate loans                  60                91                63               156
  Consumer loans - indirect                     382               480               843             1,248
  Consumer loans - direct                       116               132               233               223
                                           --------          --------          --------          --------
                                              2,241             2,070             4,863             4,330
                                           --------          --------          --------          --------
Net charge-offs                              (5,840)           (3,150)          (15,350)           (5,783)
Allowance for loan losses acquired             (639)               --            10,648                --
Provision for loan losses                     6,139             4,040             8,704             6,801
                                           --------          --------          --------          --------
Balance, end of period                     $ 48,587          $ 48,018          $ 48,587          $ 48,018
                                           ========          ========          ========          ========

BANKATLANTIC BANCORP, INC.

        Annualized net charge-offs to average loans were 0.65% for the 2002 second quarter and 0.41% for the 2001 second quarter. Included in charge-offs for the second quarter of 2002 was a $4.3 million partial charge-off of a commercial real estate residential construction loan for which a $1.8 million specific valuation allowance was established in late 2001. This loan was transferred to real estate owned effective June 30, 2002. Excluding this one loan, net charge-offs would have equaled 0.17% of average loans on an annualized basis for the second quarter of 2002.

        Annualized net charge-offs to average loans were 0.94% for 2002 year to date and 0.38% for the corresponding 2001 period. Included in charge-offs for the year was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry for which a specific valuation allowance was established for the entire amount of the charge-off in late 2001 as well as the $4.3 million partial charge-off mentioned above. Excluding these two loans, net charge-offs would have equaled 0.19% of average loans for 2002.

        The allowance for loan losses was 1.34% and 1.59% of total loans at June 30, 2002 and 2001, respectively. Included in the allowance for loan losses was a $10.6 million allowance acquired in connection with the Community acquisition. This allowance was reduced by $639,000 in the second quarter of 2002 as a result of loan payoffs in the acquired portfolio. Also included in the allowance for loan losses was a valuation allowance of $4.1 million established on a $17.1 million commercial real estate loan to a company in the hospitality industry and a $670,000 valuation allowance established on a $2.1 million airplane lease. These allowances were established as a result of the deteriorating financial condition of the borrowers and the estimated value of the collateral.

        Net charge-offs associated with our discontinued or curtailed lines of business were 16% of total net charge-offs during the second quarter of 2002 compared to 91% during the same 2001 period. Year to date, these charge-offs represented 62% of total net charge-offs compared to 84% during 2001.

        At the indicated dates, the Company's non-performing assets and potential problem loans were (in thousands):


                                               JUNE 30,        DECEMBER 31,
                                                 2002              2001
                                               --------        ------------
NONPERFORMING ASSETS
NON-ACCRUAL:
Tax certificates                               $  1,431          $  1,727
Loans and leases                                 39,497            37,255
                                               --------          --------
  Total non-accrual                              40,928            38,982
                                               --------          --------
REPOSSESSED ASSETS:
Real estate owned, net of allowance              11,603             3,904
Vehicles and equipment                               --                17
                                               --------          --------
  Total repossessed assets                       11,603             3,921
                                               --------          --------
   Total non-performing assets                   52,531            42,903
    Specific valuation allowances                (4,890)           (9,936)
                                               --------          --------
TOTAL NON-PERFORMING ASSETS, NET               $ 47,641          $ 32,967
                                               ========          ========

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more               12                --
Restructured loans                                  698               743
Delinquent residential loans purchased            1,562             1,705
                                               --------          --------
TOTAL POTENTIAL PROBLEM LOANS                  $  2,272          $  2,448
                                               ========          ========

        Non-performing assets represented 1.38% of total loans, tax certificates and repossessed assets at June 30, 2002. This compares to 1.45% at December 31, 2001. The reduction in the percentage of non-performing assets to total loans tax certificates and repossessed assets during the six-month period reflects a significant increase in total loans and tax certificate balances at June 30, 2002 compared to December 31, 2001. The increase in non-performing assets was primarily attributable to the $17 million commercial real estate loan and the $2.1 million lease referred to above, and secondarily to $3.1 million of non-performing loans acquired in connection with the Community acquisition. The above increases in non-accrual loans were partially offset by an $8.0

BANKATLANTIC BANCORP, INC.

million charge-off on a syndication loan described above. Included in real estate owned at June 30, 2002 was repossessed property associated with the residential construction loan discussed above. The property was transferred to REO at $8.0 million, its estimated fair value less anticipated cost to sell.

NON-INTEREST INCOME

                                                    FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                             ENDED JUNE 30,
                                            --------------------------------------       --------------------------------------
                                              2002           2001          CHANGE          2002           2001          CHANGE
                                            --------       --------       --------       --------       --------       --------
(IN THOUSANDS)
BANKING OPERATIONS
Other service charges and fees              $  3,550       $  3,811       $   (261)      $  6,655       $  7,372       $   (717)
Service charges on deposits                    5,688          3,890          1,798         10,550          7,770          2,780
Gains on securities available for sale         3,083          1,695          1,388          6,122          2,051          4,071
Impairment of securities                     (18,157)          (474)       (17,683)       (18,157)          (695)       (17,462)
Income from equity method investment             219             --            219            219             --            219
Other                                            973          1,128           (155)         2,338          2,437            (99)
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       (4,644)        10,050        (14,694)         7,727         18,935        (11,208)
                                            --------       --------       --------       --------       --------       --------
LEVITT COMPANIES OPERATIONS
Net revenues from sales of real estate        12,466          7,398          5,068         24,443         13,341         11,102
Income from equity method investment           1,522             --          1,522          1,522             --          1,522
Other                                            351            681           (330)           715          1,407           (692)
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       14,339          8,079          6,260         26,680         14,748         11,932
                                            --------       --------       --------       --------       --------       --------
RYAN BECK OPERATIONS
Principal transactions                        17,299          3,935         13,364         24,806          8,405         16,401
Investment banking                             4,097          3,078          1,019          6,606          4,038          2,568
Commissions                                   16,466          3,189         13,277         19,498          6,612         12,886
Other                                          3,666            138          3,528          3,806            418          3,388
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       41,528         10,340         31,188         54,716         19,473         35,243
                                            --------       --------       --------       --------       --------       --------
Total non-interest income                   $ 51,223       $ 28,469       $ 22,754       $ 89,123       $ 53,156       $ 35,967
                                            ========       ========       ========       ========       ========       ========

NON-INTEREST INCOME - BANKING OPERATIONS

        The decline in other service charges and fees during the quarter and year to date resulted from a 26% and 32% decrease in ATM fee income related to the termination of our ATM relationship with Wal*Mart in September 2001. The decline in ATM fee income associated with the removal of our ATM machines from Wal*Mart stores was partially offset by higher fees earned on check cards. Check card fees increased by 163% during the second quarter compared to the same 2001 period and 143% during 2002 year to date compared to the same 2001 period. The increase in check card fees was linked to a significant increase in transaction accounts associated with our high performance checking products and our "Seven Day Banking" initiative.

        During the 2002 period, service charges on deposits increased by over 46% during the second quarter, and 36% year to date, from the comparable 2001 periods. The increase in service charges primarily resulted from an increase in overdraft fees from transaction accounts and deposit fees associated with the Community acquisition. The increase in overdraft fees was associated with our new high performance checking product. Since the inception of this product, we have opened 44,000 accounts with total deposit balances of $90.2 million as of June 30, 2002. Additionally, the rapid decline in interest rates decreased the earnings credit for commercial accounts which have analysis charges, which further increased service charges on deposits during the 2002 periods.

        Gains on securities available for sale during the three months ended June 30, 2002 resulted primarily from the sale of REMIC securities, corporate bonds and equity securities for a $2.4 million, $367,000 and $341,000 gain, respectively. Additionally, we also recorded a $48,000 unrealized loss on derivative instruments during the second quarter. Gains on

BANKATLANTIC BANCORP, INC.

securities available for sale during the six months ended June 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain and a $27,000 unrealized gain on derivative instruments.

        Gains on securities available for sale during the three months ended June 30, 2001 consisted of the sale of equity securities for a gain of $1.2 million and the sale of fixed rate mortgage backed securities for a $497,000 gain. Gains on securities available for sale during the six months ended June 30, 2001 also included the sale of a mutual fund investment for a $322,000 gain and a $34,000 unrealized gain on derivative instruments.

        During 1999, the Company entered into a strategic relationship with Seisint Inc. and invested $10 million in cash and issued 848,364 shares of Class A common stock for $15 million of Seisint, Inc. common stock. Seisint is a privately held technology company, which provides marketing information, application solutions and customer relationship management applications. The Company anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan
B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock.

        However, because Seisint has not been able to meet the objectives of its business plan or financial performance goals, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, the Company wrote off its entire $15 million investment in Seisint during the three months ended June 30, 2002. The Company also recognized an impairment charge of $3.2 million during the three months ended June 30, 2002 on equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. The Company recognized a $474,000 and $695,000 impairment charge associated with equity securities during the three and six-month period ended June 30, 2001.

        As a result of these losses, the Company has revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At June 30, 2002 equity investments totaled $8.7 million.

        Income from equity method investment represents BankAtlantic Bancorp's 4.9% ownership interest in the earnings of Bluegreen Corporation during the three and six months ended June 30, 2002. In April 2002, Levitt Companies acquired an additional 34% of Bluegreen Corporation's common stock. See the discussion below concerning the investment in Bluegreen Corporation by Levitt Companies.

        Included in other income during the 2002 quarter was a $294,000 loss from the sale of the servicing rights associated with the residential loans acquired in connection with the Community acquisition. Included in other income during the six months ended June 30, 2001 was the sale of a branch facility for a $386,000 gain.

NON-INTEREST INCOME - LEVITT COMPANIES OPERATIONS

        Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as equity in earnings from real estate joint venture activities. The significant increase in net revenues from sales of real estate during the 2002 quarter compared to the same 2001 quarter primarily resulted from Core Communities' land sales as well as an increase in Levitt and Sons' home sales. Gains on land sales for the quarter ended June 30, 2002 was $4.6 million as compared to $1.3 million for the same period in 2001. The 2002 land sales included the sale of one commercial property for a $3.6 million gain. Gains on home sales for the quarter ended June 30, 2002 was $6.8 million as compared to $5.0 million for the same period in 2001. Gains on joint venture activities were $1.0 million during the 2002 quarter and $456,000 during the 2001 quarter. The 2001 revenues from sales of real estate include a net gain of $680,000 on the sale of a marine rental property.

        During the six months ended June 30, 2002, net revenues from the sales of real estate and joint venture activities was $24.4 million as compared to $13.3 million during the same 2001 period. During the six months ended June 30, 2002, Core Communities' net gain on land sales was $10.6 million as compared to $2.8 million in 2001. The 2002 land sales included the sale of two commercial properties for a $9.3 million gain. During the six months ended June 30, 2002, gains on homes sales were $11.9 million as compared to $8.6 million during the same 2001 period. During the six months ended June 30, 2002 gains on joint venture activities were $1.9 million as compared to $1.2 million during the same period in 2001. In 2001, Levitt Companies sold a marine rental property for a $680,000 gain.

BANKATLANTIC BANCORP, INC.

        In April 2002, Levitt Companies acquired 34% of Bluegreen Corporation's common stock. Bluegreen Corporation is a developer of drive-to vacation interval resorts, golf communities and residential land. Levitt Companies' investment in Bluegreen Corporation is accounted for under the equity method. Accordingly, Levitt Companies recorded in income its ownership interest in the earnings of Bluegreen Corporation of approximately $1.5 million during the three months ended June 30, 2002.

        The increase in non-interest income was partially offset by a decline in rental income associated with a marine property sold during the second quarter of 2001.


NON-INTEREST INCOME - RYAN BECK OPERATIONS

        During the second quarter of 2002 compared to the same 2001 period, revenues increased by 302%. The increase was primarily the result of increased agency commissions and principal transaction revenues. The increase resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

        During the six months ended June 30, 2002 compared to the same 2001 period, revenues increased by 181%. Principal transactions and commission revenues increased by 195% and 195%, respectively, from the corresponding 2001 period. The substantial increase in revenues was attributed to the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.


NON-INTEREST EXPENSES

                                                            FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                         ENDED JUNE 30,
                                                     -----------------------------------      -----------------------------------
                                                       2002         2001         CHANGE         2002         2001         CHANGE
                                                     --------     --------      --------      --------     --------      --------
(IN THOUSANDS)
BANKING OPERATIONS
Employee compensation and benefits                   $ 17,167     $ 12,562      $  4,605      $ 31,327     $ 25,749      $  5,578
Occupancy and equipment                                 7,555        6,172         1,383        13,876       12,191         1,685
Advertising and promotion                               2,034          970         1,064         3,036        1,557         1,479
Amortization of cost over fair value of net
  assets acquired                                         454          711          (257)          454        1,419          (965)
Restructuring charges and impairment write-downs        1,007         (219)        1,226         1,007         (219)        1,226
Acquisition related charges and impairments               731           --           731         1,805           --         1,805
Other                                                   7,450        6,447         1,003        13,274       11,702         1,572
                                                     --------     --------      --------      --------     --------      --------
  Non-interest expense                                 36,398       26,643         9,755        64,779       52,399        12,380
                                                     --------     --------      --------      --------     --------      --------
LEVITT OPERATIONS
Employee compensation and benefits                      3,538        2,133         1,405         6,158        4,269         1,889
Advertising and promotion                                 818          779            39         1,566        1,579           (13)
Selling, general and administrative                     3,383        2,951           432         6,194        5,325           869
                                                     --------     --------      --------      --------     --------      --------
  Non-interest expense                                  7,739        5,863         1,876        13,918       11,173         2,745
                                                     --------     --------      --------      --------     --------      --------
RYAN BECK OPERATIONS
Employee compensation and benefits                     33,510        8,457        25,053        43,743       16,733        27,010
Occupancy and equipment                                 3,793          781         3,012         4,616        1,645         2,971
Advertising and promotion                                 828          658           170         1,277          783           494
Amortization of cost over fair value of net
  assets acquired                                          --          338          (338)           --          655          (655)
Acquisition related charges and impairments             3,191           --         3,191         3,191           --         3,191
Other                                                   8,024        2,085         5,939        10,773        4,630         6,143
                                                     --------     --------      --------      --------     --------      --------
  Non-interest expense                                 49,346       12,319        37,027        63,600       24,446        39,154
                                                     --------     --------      --------      --------     --------      --------
Total  non-interest expenses                         $ 93,483     $ 44,825      $ 48,658      $142,297     $ 88,018      $ 54,279
                                                     ========     ========      ========      ========     ========      ========

BANKATLANTIC BANCORP, INC.


NON-INTEREST EXPENSES - BANKING OPERATIONS

        Compensation expenses increased 37% and 22% from the comparable 2001 quarter and six-month periods, respectively. The increase in compensation expenses was the result of the implementation of seven day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full time equivalent employees increased from 894 at June 30, 2001 to 1,330 at June 30, 2002.

        Occupancy and equipment expenses increased 22% and 14% from the comparable 2001 quarter and six-month periods, respectively. The increase was primarily due to the Community acquisition which added 21 branches to our community banking division. Additionally, we recognized approximately $500,000 of accelerated depreciation expense during the second quarter on equipment associated with our on-line banking delivery system. This equipment will be replaced as we upgrade the technology with new equipment and software during the fourth quarter of 2002.

        The increase in advertising expense during the 2002 quarter and year to date reflect marketing initiatives to increase our transaction accounts and to promote our "Seven Day Banking" initiative.

        Amortization of intangible assets during the three and six months ended June 30, 2002 consisted of the amortization of core deposits intangible assets acquired in connection with the Community acquisition. The core deposits intangible asset is being amortized over its estimated life of seven years.

        Amortization of intangible assets during the three and six months ended June 30, 2001 consisted of the amortization of goodwill. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement 142. In connection with the transitional goodwill impairment evaluation under FASB Statement 142, the Company performed an assessment of whether there is an indication that any goodwill is impaired as of January 1, 2002, the date of adoption. As a result of this analysis, the Company determined that goodwill associated with bank operations reportable segments was not impaired at the adoption date.

        Acquisition related charges and impairments during the three and six months ended June 30, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

        During June 2002, we adopted a plan to discontinue certain ATM relationships. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in our branch network and on cruise ships.

        Other expenses increased by 16% and 13% from the comparable 2001 quarter and six-month periods, respectively. Included in other expenses during the three months ended June 30, 2002 was a $400,000 increase in check losses and $275,000 of additional loss provisions associated with tax certificates. The additional check losses reflects a substantial increase in the number of checking accounts during the 2002 quarter compared to the same 2001 period due to the "high performance checking" campaign. The higher tax certificate provision primarily resulted from lower tax certificate repayments than projected. The remaining increase in other expenses during the quarter represents additional general operating expenses associated with the Community acquisition. During the six months ended June 30, 2001 we recognized $1.1 million of gains on the sales of REO property compared to an $128,000 net loss from REO property sales during the same 2002 period.

BANKATLANTIC BANCORP, INC.

NON-INTEREST EXPENSES  - LEVITT COMPANIES OPERATIONS

        The significant increase in compensation and benefits during the three and six months ended June 30, 2002 compared to the same 2001 period primarily resulted from Core Communities increase in incentive accruals and Levitt and Sons increase in personnel resulting from the addition of several new development projects. These new projects and an increase in home deliveries resulted in an increase in selling and other general and administrative expenses during the three and six months ended June 30, 2002 compared to the same 2001 periods.

NON-INTEREST EXPENSES  - RYAN BECK OPERATIONS

        The increase in employee compensation and benefits during the three and six months ended June 30, 2002 compared to the same 2001 periods was primarily due to 500 former Gruntal investment consultants and 80 trading personnel hired in connection with the Gruntal transaction.

        In connection with the transitional goodwill impairment evaluation under FASB Statement 142, the Company performed an assessment of whether there is an indication that any goodwill is impaired as of January 1, 2002, the date of adoption. As a result of this analysis, the Company determined that the carrying amount of the Ryan Beck reportable segment exceeded its fair value at the adoption date. As a consequence, the Company may have to recognize an impairment loss relating to the Ryan Beck reportable segment. The Company has retained an independent appraiser to measure the loss and the goodwill impairment charge should be recognized during the 2002 third quarter. Any transitional impairment loss associated with the Ryan Beck reportable segment will be recognized as the cumulative effect of a change in accounting principle in the statement of operations and this non-cash charge will be recorded effective as of January 1, 2002. There will be no operating earnings or tangible capital impact of this charge.

        The increase in other expenses during the three and six months ended June 30, 2002 compared to the same 2001 period related to increased floor brokerage and clearing fees attributed to a significant increase in commission revenues. Increased rent, occupancy and communication expenses were associated with the additional offices acquired in connection with the Gruntal transaction.

        During the second quarter of 2002, in response to the Gruntal transaction, the management of Ryan Beck initiated measures to reduce staff in departments with overlapping responsibilities.

SEGMENT REPORTING

           The table below provides segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2002 and 2001:

                                      FOR THE THREE MONTHS                 FOR THE SIX MONTHS
(IN THOUSANDS)                            ENDED JUNE 30,                      ENDED JUNE 30,
                                    --------------------------          --------------------------
SEGMENT NET INCOME                    2002              2001              2002               2001
                                    --------          --------          --------          --------
Bank Investments                    $ 10,354          $  6,235          $ 15,712          $ 11,713
Commercial banking                     1,887             3,943             5,650             8,914
Community banking                       (802)            1,162              (978)            2,060
Levitt Companies                       3,773             1,657             7,860             2,785
Ryan Beck                             (1,617)             (588)           (1,466)           (1,773)
Parent Company                       (15,828)           (3,804)          (16,431)           (8,269)
                                    --------          --------          --------          --------
  Segment net income (loss)         $ (2,233)         $  8,605          $ 10,347          $ 15,430
                                    ========          ========          ========          ========

        BANK INVESTMENTS

        The increase in segment net income for the three and six months ended June 30, 2002 compared to the same 2001 periods reflect lower interest expense and overhead resulting from the general decline in interest rates. Additionally, approximately $3 million in segment non-interest income was realized from the gain on sale of securities available for sale during the three and six months ended June 30, 2002. This compares to gains of $518,000 and $553,000 for the three and six months ended June 30, 2001, respectively.

BANKATLANTIC BANCORP, INC.

        COMMERCIAL BANKING

        Segment net income declined for the three and six month periods ended June 30, 2002 from the comparable 2001 periods. The lower earnings primarily resulted from a significant decrease in interest income. The majority of the loans in our commercial banking loan portfolio have floating interest rates. The rapid decline in interest rates during 2001 resulted in yields on interest earning assets declining faster than the segment's interest expense and overhead. The increase in the provision for loan losses resulted from two commercial real estate non-performing loans and a non-performing lease in the aviation industry. Direct expenses in this segment increased due to start up expenses related to the opening of new commercial lending offices in central and north Florida.

        COMMUNITY BANKING

        Segment net income declined by $1.96 million from the comparable 2001 quarter, and by $3.04 million from the comparable six-month period. During the three and six month periods ended June 30, 2002, the provision for loan losses increased by $1.6 million and $3.4 million, respectively, over the comparable 2001 periods. The 2001 provision reflects a net recovery, which can be attributed to declining small business and consumer indirect loan average balances. In 2001, management dramatically reduced originations and changed the underwriting criteria of small business loans. In December 1998, management discontinued the origination of indirect consumer loans.

        Also contributing to the decline in segment net income was lower interest income from the community banking loan portfolio primarily resulting from a decline in interest rates during the period.

        LEVITT COMPANIES

        The increase in segment net income for the three and six-month periods ended June 30, 2002 compared to the same 2001 period resulted from higher net revenues from real estate sales and earnings from Levitt's investment in Bluegreen Corporation.

        RYAN BECK

        Segment net income declined from a net loss of $588,000 during the second quarter of 2001 to a segment net loss of $1.6 million during the same 2002 period. During the most recent quarter, Ryan Beck incurred approximately $4.0 million in transaction related expenses associated with the Gruntal transaction. Excluding these non-recurring expenses, segment net income would have been approximately $0.9 million. The substantial increase in revenues resulted from a higher volume of business associated with the addition of approximately 500 former Gruntal investment consultants and approximately $14.4 billion in customers' portfolio assets.

        Segment net income increased from a net loss of $1.8 million during the first six months of 2001 to a segment net loss of $1.5 million during the same 2002 period. Excluding the non-recurring expenses, segment net income in 2002 would have been $1.1 million for the six-month period ended June 30, 2002.

        PARENT COMPANY

        The parent company loss increased during the three and six-month periods ending June 30, 2002 compared to the same 2001 periods. The decline in earnings primarily resulted from the impairment of equity securities available for sale in the amount of approximately $18 million during the second quarter of 2002.

        FINANCIAL CONDITION

        Our total assets at June 30, 2002 were $5.9 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

        - The acquisition of Community Savings, which added approximately $969 million in assets.

        -       The Gruntal transaction which added $165 million in assets.

BANKATLANTIC BANCORP, INC.

        - A $58.2 million investment in Bluegreen Corporation, a New York Stock Exchange company which engages in the acquisition, development, marketing and sale of drive-to vacation resorts, golf communities and residential land.

        - The purchase of a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility.

        - The acquisition of tax certificates during the 2002 second quarter.

        -       The origination of commercial real estate and home equity loans.

        - Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory and the purchase of land for development by Core Communities.

        - Increases in deferred tax assets related to the impairment of securities.

        - Increases in cash and due from depository institutions due to higher in-transit cash letter balances.

        - Higher other assets balances associated with the sale of mortgage-backed securities that settled in July 2002.

        The above increases in total assets were partially offset by:

        - Decreased balances of residential loans due to accelerated loan repayments.

        - Continued run-off in the syndications, leasing, small business, international and indirect lending areas, which were discontinued or curtailed activities.

        - Reduction in securities available for sale related to the sale of $78 million of mortgage backed securities.

        The Company's total liabilities at June 30, 2002 were $5.4 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities primarily resulted from:


        - The acquisition of Community Savings, which added approximately $799 million in liabilities.

        - The Gruntal transaction, which added approximately $134 million in liabilities.

        - The issuance in the aggregate of $80.4 million of trust preferred securities in March 2002 and June 2002.

        - Additional borrowings from the Company's bank line of credit and at Levitt Companies to fund land purchases and its investment in Bluegreen.

        - Higher securities sold not yet purchased and due to clearing agent balances associated with Ryan Beck's trading activities.

        -       Increased short term borrowings to fund asset growth.

        - Increased other liabilities related to a higher accrued expenses and compensation associated with the Gruntal acquisition.

MARKET RISK

        Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

INTEREST RATE RISK

        The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were our:

        -       Loan portfolio,

        -       Debt securities available for sale,

        -       Investment securities,

        -       FHLB stock,

        -       Federal Funds sold,

        -       Deposits,

        -       Advances from FHLB,

        -       Securities sold under agreements to repurchase,

BANKATLANTIC BANCORP, INC.

        -       Federal Funds purchased,

        -       Notes and Bonds payable

        -       Subordinated Debentures,

        -       Trust Preferred Securities,

        -       Forward contracts,

        -       Interest rate swaps, and

        -       Off-balance sheet loan commitments.

        The model calculates the net potential gains and losses in net portfolio fair value by:

                (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at June 30, 2002, and

                (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values

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

        Presented below is an analysis of the Company's interest rate risk at June 30, 2002 as calculated utilizing the Company's model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                          NET
                       PORTFOLIO
   CHANGES               VALUE               DOLLAR
    IN RATE             AMOUNT               CHANGE
---------------      --------------      ---------------
                (DOLLARS IN THOUSANDS)
   +200 bp          $      552,772      $      (14,725)
   +100 bp          $      580,347      $        12,850
      0             $      567,497      $             0
   -100 bp          $      527,990      $      (39,507)
   -200 bp          $      464,576      $     (102,921)

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

BANKATLANTIC BANCORP, INC.

EQUITY PRICE RISK

        The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at June 30, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

                                       AVAILABLE        SECURITIES
   PERCENT              TRADING         FOR SALE         SOLD NOT
  CHANGE IN           SECURITIES       SECURITIES          YET           DOLLAR
  FAIR VALUE          FAIR VALUE       FAIR VALUE       PURCHASED        CHANGE
---------------      --------------  ---------------  --------------- -------------
                              (DOLLARS IN THOUSANDS)
      20  %           $   252,158      $    6,326       $   81,990     $    56,746
      10  %           $   231,145      $    5,799       $   75,158     $    28,373
      0   %           $   210,132      $    5,272       $   68,325     $         -
     (10) %           $   189,119      $    4,745       $   61,493     $  (28,373)
     (20) %           $   168,106      $    4,218       $   54,660     $  (56,746)

        Excluded from the above table are $3.4 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

        Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, not yet purchased and futures contracts. Securities sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at June 30, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $18.7 million. The Company's estimated current annual dividends to common shareholders are approximately $6.8 million, of which $3.4 million has been declared and paid during 2002. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company, which payments are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2001, the Company received $22.2 million of dividends from BankAtlantic. Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002.

        In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain employees of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to these employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares, which vested four years from the date of acquisition, were treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value of the restricted shares at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred

BANKATLANTIC BANCORP, INC.

Compensation Plan. All participant accounts under the plan vested on June 28, 2002 and the remaining participants received in the aggregate 5,941 shares of Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable mature on June 28, 2003 and bear interest at 5.75%.

        The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002 the Company borrowed $29.9 million under this credit facility to fund Levitt Companies' investment in Bluegreen Corporation. In June 2002 the Company used a portion of the proceeds from its participation in a pooled trust preferred offering to reduce outstanding borrowings under this credit facility to $16 million. As a consequence of the Community acquisition, the Company requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. The Company does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

        In June 2002, the Company participated in a pooled trust preferred securities offering in which $25 million of trust preferred securities were issued. The net proceeds to the Company from the Trust Preferred Securities offering after underwriting discounts and expenses were approximately $24.2 million. The Company used the proceeds from the trust preferred securities offering for general corporate purposes, including to augment the capital of Ryan Beck in conjunction with its acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., LLC, and to pay down the revolving credit facility discussed above.

        In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to an aggregate of $150 million of debt securities, shares of Class A Common Stock and trust preferred securities. During December 2001, the Company sold 6.9 million shares of its Class A Common Stock under this registration statement in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. In March 2002, $55.4 million of trust preferred securities were issued under this registration statement for net proceeds of $53.5 million. The proceeds from the above equity and trust preferred securities offerings were used to fund a portion of BankAtlantic's purchase of Community Savings, Levitt Companies' investment in Bluegreen Corporation and Ryan Beck's purchase of certain assets and the assumption of certain liabilities from Gruntal & Co. In connection with Gruntal transaction, the Company contributed $15 million to the capital of Ryan Beck.

        BankAtlantic's primary sources of funds during the first six months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, trading securities, and securities available for sale and to acquire Community. At June 30, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

        BankAtlantic's commitments to originate and purchase loans at June 30, 2002 were $394.8 million and $87.7 million compared to $174.5 million and $20.4 million at June 30, 2001. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $77.6 million at June 30, 2002 compared to $138.0 million at June 30, 2001. At June 30, 2002, loan commitments represented approximately 13.5% of net loans receivable, net.

BANKATLANTIC BANCORP, INC.

        At the indicated date BankAtlantic's capital amounts and ratios were (dollars in thousands):

                                                                           MINIMUM RATIOS
                                                                 ----------------------------------
                                     ACTUAL                         ADEQUATELY           WELL
                            -------------------------               CAPITALIZED       CAPITALIZED
                              AMOUNT         RATIO                     RATIO             RATIO
                            ------------    ---------            ----------------  ----------------
AT JUNE 30, 2002:
Total risk-based capital     $   387,513        10.55%                 8.00%            10.00%
Tier 1 risk-based capital    $   341,552         9.30%                 4.00%             6.00%
Tangible capital             $   341,552         6.55%                 1.50%             1.50%
Core capital                 $   341,552         6.55%                 4.00%             5.00%

AT DECEMBER 31, 2001:
Total risk-based capital     $   383,295        12.90%                 8.00%            10.00%
Tier 1 risk-based capital    $   346,057        11.65%                 4.00%             6.00%
Tangible capital             $   346,057         8.02%                 1.50%             1.50%
Core capital                 $   346,057         8.02%                 4.00%             5.00%

        Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA's defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934 which requires that Ryan Beck's aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At June 30, 2002, Ryan Beck's regulatory net capital was approximately $13.9 million, which exceeded minimum net capital rule requirements by $12.9 million.

        Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker; However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2002.

        Levitt Companies' primary source of funds during the six months ended June 30, 2002 were proceeds from the sale of real estate inventory, capital contributions from BankAtlantic Bancorp and borrowings from financial institutions. These funds were primarily utilized to purchase real estate inventory, repay borrowings and invest in Bluegreen Corporation. In April 2002, Levitt Companies received an $18.6 million capital contribution and borrowed $30 million. Levitt Companies utilized these funds plus $5.1 million of working capital to purchase a 34% interest in Bluegreen Corporation's common stock. Levitt Companies' borrowings with financial institutions require Levitt Companies to comply with certain financial covenants during the term of the agreements. At June 30, 2002 Levitt Companies was in compliance with all loan agreement financial covenants.

BANKATLANTIC BANCORP, INC.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on May 14, 2002. At the meeting the holders of the Company's Class A and Class B Common Stock voting together as a single class elected the following three Directors to a three year term by the following votes:

        DIRECTOR                      FOR              WITHHELD
--------------------------     ------------------  -----------------
Bruno L. DiGiulian                 93,132,509          1,499,794
Alan B. Levan                      86,902,767          7,729,536
Ben A. Plotkin                     86,878,254          7,754,049


        The holders of the Company's Class A and Class B Common Stock voting together as a single class elected the following Director to a one year term by the following votes:

          DIRECTOR                    FOR              WITHHELD
-----------------------------  ------------------   ----------------
Jonathon D. Mariner                93,827,515          1,499,219


Additionally, holders of the Company's Class A and Class B Common Stock voting together as a single class adopted the Company's Amended and Restated 2001 Stock Option Plan with 87,827,515 votes for, 6,699,281 votes against and 105,502 abstained.


           EXHIBITS AND REPORTS ON FORM 8K

(a)        EXHIBITS

           Exhibit 10.1 Amended and restated Declaration of Trust of BBC Capital Statutory Trust III, dated June 26, 2002.

           Exhibit 10.2 Indenture for the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures Due 2032

           Exhibit 10.3 Amended and restated BankAtlantic Bancorp 2001 stock option plan incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement filed on April 18, 2002.

           Exhibit 10.4 Ryan, Beck & Co., LLC Common Unit Option program filed with this report.

           Exhibit 11           Statement re: Computation of Per Share Earnings

           Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        REPORTS ON FORM 8-K

           Form 8-K/A filed on July 10, 2002 for the filing of required financial statements and financial information associated with the acquisition by Ryan Beck of certain of the assets and the assumption of certain of the liabilities of Gruntal Financial, LLC.

           Form 8-K filed on July 1, 2002 for the purpose of reporting the private sale of $25 million of trust preferred securities.

           Form 8-K/A filed on May 30, 2002 for the filing of required financial information relating to the Community Savings Bankshare, Inc. acquisition.

BANKATLANTIC BANCORP, INC.

           Form 8-K/A filed on May 17, 2002 to file exhibits for certain financial information associated with the Community Savings Bankshares, Inc. acquisition on March 22, 2002.

           Form 8-K filed on May 8, 2002 in connection with the completion of Ryan Beck's acquisition of certain assets and assumption of certain liabilities of Gruntal & Co. on April 26, 2002.

BANKATLANTIC BANCORP, INC.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BANKATLANTIC BANCORP, INC.


August  14, 2002                                  By: /s/Alan B. Levan
------------------                                    --------------------------
      Date                                            Alan B. Levan
                                                      Chief Executive Officer/
                                                      Chairman/President



August  14, 2002                                  By: /s/James A. White
------------------                                    --------------------------
     Date                                             James A. White
                                                      Executive Vice President,
                                                      Chief Financial Officer