Form 10-Q
period 2002-09-30
BANKATLANTIC BANCORP INC
filed 2002-11-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 34-027228

BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)

1750 East Sunrise Boulevard Ft. Lauderdale, Florida (Address of principal executive offices)	33304 (Zip Code)

(954) 760-5000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒          NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of preferred and common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 5, 2002

Class A Common Stock, par value $0.01 per share	53,428,662
Class B Common Stock, par value $0.01 per share	4,876,124

		Page

Part I	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	1-21

	Consolidated Statements of Financial Condition — September 30, 2002 and 2001 and December 31, 2001 — Unaudited	4

	Consolidated Statements of Operations — For the Three and Nine Months Ended September 30, 2002 and 2001 — Unaudited	5-6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - For the Nine Months Ended September 30, 2002 and 2001 — Unaudited	7

	Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2002 and 2001 — Unaudited	8-9

	Notes to Consolidated Financial Statements — Unaudited	10-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38-40

Item 4.	Controls and Procedures	40

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 6.	Exhibits and Reports on Form 8-K	41

	Signatures and Certification	42-44

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I. FINANCIAL INFORMATION

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -UNAUDITED

	September 30,	December 31,	September 30,
(In thousands, except share data)	2002	2001	2001

ASSETS
Cash and due from depository institutions	$167,683	$120,049	$86,201
Securities purchased under resell agreements	147	156	17,280
Investment securities and tax certificates (approximate fair value: $418,047 $434,470 and $366,616)	411,488	428,718	359,967
Loans receivable, net	3,627,406	2,774,238	2,885,518
Securities available for sale (at fair value)	652,203	843,867	945,105
Trading securities (at fair value)	166,182	68,296	33,024
Accrued interest receivable	36,603	33,706	36,113
Real estate held for development and sale and joint ventures	251,519	178,273	173,032
Equity method investment	59,995	—	—
Office properties and equipment, net	91,807	61,685	61,986
Federal Home Loan Bank stock, at cost which approximates fair value	65,224	56,428	56,428
Deferred tax asset, net	34,261	17,879	16,669
Goodwill	79,005	39,859	40,807
Core deposit intangible asset	14,210	—	—
Other assets	66,481	31,332	53,526

Total assets	$5,724,214	$4,654,486	$4,765,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,974,874	$2,276,567	$2,293,597
Advances from FHLB	1,307,739	1,106,030	1,113,979
Securities sold under agreements to repurchase	286,663	406,070	70,000
Federal funds purchased	45,000	61,000	546,521
Subordinated debentures, notes and bonds payable	197,195	131,428	136,906
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	190,125	74,750	74,750
Securities sold not yet purchased	33,034	38,431	43,273
Due to clearing agent	81,774	9,962	—
Other liabilities	150,370	114,575	114,197

Total liabilities	5,266,774	4,218,813	4,393,223

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 53,428,662, 53,203,159 and 46,202,430 shares	534	532	462
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	252,689	251,202	197,285
Unearned compensation — restricted stock grants	(1,247)	(1,359)	(1,579)
Retained earnings	199,155	170,349	161,534

Total stockholders’ equity before accumulated other comprehensive income	451,180	420,773	357,751
Accumulated other comprehensive income	6,260	14,900	14,682

Total stockholders’ equity	457,440	435,673	372,433

Total liabilities and stockholders’ equity	$5,724,214	$4,654,486	$4,765,656

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands, except share and per share data)	2002	2001	2002	2001

Interest income:
Interest and fees on loans and leases	$59,969	$60,372	$166,365	$185,803
Interest and dividends on securities available for sale	10,322	13,112	34,192	39,761
Interest and dividends on other investment and trading securities	13,214	9,595	33,840	27,423

Total interest income	83,505	83,079	234,397	252,987

Interest expense:
Interest on deposits	16,089	21,410	48,521	68,943
Interest on advances from FHLB	15,856	15,476	46,452	44,837
Interest on securities sold under agreements to repurchase and federal funds purchased	2,305	4,618	5,802	21,392
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company’s Junior Subordinated Debentures	7,306	5,440	18,767	18,767
Capitalized interest on real estate developments and joint ventures	(1,688)	(1,426)	(4,519)	(4,444)

Total interest expense	39,868	45,518	115,023	149,495

Net interest income	43,637	37,561	119,374	103,492
Provision for loan losses	2,082	7,258	10,786	14,059

Net interest income after provision for loan losses	41,555	30,303	108,588	89,433

Non-interest income:
Investment banking income	53,506	10,944	106,675	29,999
Net revenues from sales of real estate and joint venture activities	8,852	11,241	33,295	24,582
Income from equity method investment	1,427	—	3,168	—
Service charges on deposits	6,684	3,820	17,234	11,590
Other service charges and fees	3,591	3,903	10,246	11,275
Gains on securities activities	186	2,241	6,308	4,292
Impairment of securities	(302)	(5)	(18,459)	(700)
Other	2,683	2,049	7,316	6,311

Total non-interest income	76,627	34,193	165,783	87,349

Non-interest expense:
Employee compensation and benefits	60,011	22,924	141,203	69,675
Occupancy and equipment	11,080	7,258	28,498	21,094
Advertising and promotion	3,645	1,943	9,619	5,862
Amortization of intangible assets	453	1,041	907	3,115
Writedown of real estate owned	1,400	126	1,464	298
Impairment of cost over fair value of net assets acquired	—	6,624	—	6,624
Restructuring charges and impairment writedowns	—	331	1,007	331
Acquisition related charges and impairments	(71)	—	4,925	—
Other	20,049	12,081	51,241	33,347

Total non-interest expense	96,567	52,328	238,864	140,346

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	21,615	12,168	35,507	36,436
Provision for income taxes	6,611	7,077	10,156	15,915

Income before extraordinary item and cumulative effect of a change in accounting principle	15,004	5,091	25,351	20,521
Extraordinary item (less applicable income taxes of $0 and $2,771)	(61)	—	23,749	—
Cumulative effect of a change in accounting principle less applicable provision (benefit) for income taxes of ($1,246) and $683	—	—	(15,107)	1,138

Net income	14,943	5,091	33,993	21,659
Amortization of goodwill, net of tax	—	1,002	—	2,971

Net income adjusted to exclude goodwill amortization	$14,943	$6,093	$33,993	$24,630

(CONTINUED)

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Earnings per share
Basic earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$0.26	$0.12	$0.44	$0.53
Basic earnings per share from extraordinary item	—	—	0.41	—
Basic earnings per share from cumulative effect of a change in accounting principle	—	—	(0.26)	0.03

Basic earnings per share	0.26	0.12	0.59	0.56
Basic earnings per share from amortization of goodwill	—	0.02	—	0.08

Basic earnings per share adjusted for goodwill amortization	$0.26	$0.14	$0.59	$0.64

Diluted earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$0.24	$0.11	$0.41	$0.44
Diluted earnings per share from extraordinary item	—	—	0.37	—
Diluted earnings per share from cumulative effect of a change in accounting principle	—	—	(0.23)	0.02

Diluted earnings per share	0.24	0.11	0.55	0.46
Diluted earnings per share from amortization of goodwill	—	0.01	—	0.06

Diluted earnings per share adjusted for goodwill amortization	$0.24	$0.12	$0.55	$0.52

Basic weighted average number of common shares outstanding	58,065,396	43,378,684	57,967,925	38,839,248

Diluted weighted average number of common and common equivalent shares outstanding	64,320,448	57,009,076	64,450,194	53,010,671

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total

BALANCE, DECEMBER 31, 2000		$366	$103,745	$143,471	$(391)	$1,630	$248,821
Net income	$21,659	—	—	21,659	—	—	21,659

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	17,517
Accumulated losses associated with cash flow hedge	(1,718)
Reclassification adjustment for net gain included in net income	(2,747)

Other comprehensive income	13,052

Comprehensive income	$34,711

Dividends on Class A Common Stock		—	—	(3,202)	—	—	(3,202)
Dividends on Class B Common Stock		—	—	(394)	—	—	(394)
Exercise of Class A common stock options		3	1,322	—	—	—	1,325
Tax effect relating to the exercise of stock options		—	388	—	—	—	388
Issuance of Class A common stock upon conversion of subordinated debentures		89	49,824	—	—	—	49,913
Issuance of Class A common stock		53	42,006	—	(1,372)		40,687
Amortization of unearned compensation - restricted stock grants		—	—	—	184	—	184
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	13,052	13,052

BALANCE, SEPTEMBER 30, 2001		$511	$197,285	$161,534	$(1,579)	$14,682	$372,433

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$33,993	—	—	33,993	—	—	33,993

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(3,099)
Accumulated loss associated with cash flow hedges	(1,903)
Reclassification adjustment for cash flow hedges	399
Reclassification adjustment for net gain included in net income	(4,037)

Other comprehensive loss	(8,640)

Comprehensive income	$25,353

Dividends on Class A Common Stock		—	—	(4,754)	—	—	(4,754)
Dividends on Class B Common Stock		—	—	(433)	—	—	(433)
Issuance of Class A common stock		2	1,168	—	—	—	1,170
Tax effect relating to the exercise of stock options		—	430	—	—	—	430
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Issuance of equity method investment common stock		—	(228)	—	—	—	(228)
Issuance of subsidiary stock options		—	92	—	—	—	92
Amortization of unearned compensation		—
restricted stock grants		—	—	—	112	—	112
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(8,640)	(8,640)

BALANCE, SEPTEMBER 30, 2002		$583	$252,689	$199,155	$(1,247)	$6,260	$457,440

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,

(In thousands)	2002	2001

Operating activities:
Income before cumulative effect of a change in accounting principle	$25,351	$20,521
Cumulative effect of a change in accounting principle, net of tax	(15,107)	1,138
Adjustments to reconcile net income to net cash (used) provided in operating activities:
Provision for credit losses*	13,425	15,257
Change in real estate inventory	(57,625)	(23,999)
Equity in joint venture earnings	(2,166)	(2,604)
Equity in earnings from equity method investment	(3,168)	—
Issuance of equity method investment common stock	(228)	—
Net originations of loans held for sale activity	(14,371)	(21,182)
Proceeds from sales of loans classified as held for sale	6,953	13,150
Gains on securities activities	(6,308)	(4,292)
Gain on sale of real estate held for sale	(941)	—
Impairment of securities	18,459	700
Losses (gains) on sales of property and equipment	328	(178)
Gain on sale of real estate owned	(114)	(1,174)
Gains on sales of in-store branches	(384)	(319)
Property and equipment impairment	205	—
Acquisition related impairment	515	—
Depreciation, amortization and accretion, net	4,770	4,204
Amortization of intangible assets	907	3,115
Impairment of cost over fair value of net assets acquired	16,353	6,624
(Increase) decrease in deferred tax asset, net	(10,560)	2,006
Issuance of subsidiary stock options	92	—
Trading activities, net	20,877	10,533
(Increase) decrease in accrued interest receivable	(77)	7,933
Increase in other assets	(440)	(25,516)
Decrease in due to clearing agent	(29,893)	(10,833)
(Decrease) increase in securities sold not yet purchased	(6,598)	31,248
Increase in other liabilities	7,492	7,392

Net cash (used) provided in operating activities	(32,253)	33,724

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	169,485	155,644
Purchase of investment securities and tax certificates	(163,925)	(131,865)
Purchases of securities available for sale	(294,257)	(480,581)
Proceeds from sales and maturities of securities available for sale	583,902	402,786
Proceeds from sales of FHLB stock	6,509	512
FHLB stock acquired	(7,242)	(5,000)
Purchases and net (originations) collections of loans and leases	(247,328)	(41,371)
Proceeds from sales of real estate held for sale	4,081	—
Proceeds from sales of real estate owned	4,965	5,338
Net additions to office property and equipment	(17,452)	(6,569)
Increase in equity method investment	(53,430)	—
Repayments of joint venture investments	2,667	1,326
Acquisitions, net of cash acquired	(52,783)	(315)

Net cash used in investing activities	(64,808)	(100,095)

Financing activities:
Net increase in deposits	102,177	96,116
Reduction in deposits from sale of in-store branches	(42,597)	(37,004)
Repayments of FHLB advances	(162,661)	(289,822)
Proceeds from FHLB advances	227,499	365,000
Net decrease in securities sold under agreements to repurchase	(119,407)	(112,981)
Net (decrease) increase in federal funds purchased	(16,000)	60,300
Repayment of notes and bonds payable	(59,306)	(41,067)
Proceeds from notes and bonds payable	103,623	39,558
Issuance of common stock	1,170	41,697
Retirement of convertible subordinated debentures	—	(251)
Retirement of subordinated debentures	—	(34,791)
Issuance of trust preferred securities	115,375	—
Common stock dividends paid	(5,187)	(3,596)

Net cash provided in financing activities	144,686	83,159

Increase in cash and cash equivalents	47,625	16,788
Cash and cash equivalents at beginning of period	120,205	86,693

Cash and cash equivalents at end of period	$167,830	$103,481

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,

(In thousads)	2002	2001

Interest paid	$119,149	$159,145
Income taxes paid	30,850	13,875
Loans transferred to real estate owned	12,427	3,040
Loans transferred from held for sale to held to maturity	7,334	—
Loan net charge-offs	19,342	16,771
Tax certificate net charge-offs (recoveries)	1,035	1,285
Increase in equity for the tax effect related to the exercise of employee stock options	430	388
Transfer of securities available for sale to equity method investment	2,728	—
Issuance of notes payable under the Ryan Beck deferred compensation plan	3,675	—
Change in other comprehensive income	(12,448)	20,350
Change in deferred taxes on other comprehensive income	3,808	(7,298)
Change in stockholders’ equity from other comprehensive income	(8,640)	13,052
Issuance of Class A Common Stock upon acquisition	—	315
Issuance of Class A Common Stock upon conversion of subordinated debentures	25	49,913

*	Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company. The Company’s principal assets include BankAtlantic and its subsidiaries, Levitt Companies, LLC (“Levitt Companies”) and its subsidiaries and Ryan Beck & Co. (“Ryan Beck”) and its subsidiaries. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt Companies’ principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt Companies’ principal assets include Core Communities, LLC, Levitt and Sons, LLC and its investment in Bluegreen Corporation (“Bluegreen”). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is primarily a developer of single-family home communities and has participated in condominium and rental apartment joint ventures mainly in Florida. Bluegreen, a New York Stock Exchange listed company in which we own approximately 40% of the outstanding common stock, is a developer of primarily drive-to vacation interval resorts, golf communities and residential land. Ryan Beck is an investment banking and brokerage firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $26.1 million of loans from BankAtlantic to Levitt Companies, $30 million of loans from the Company to Levitt Companies and $5.0 million of loans from the Company to Ryan Beck.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company’s consolidated financial condition at September 30, 2002, December 31, 2001 and September 30, 2001, the consolidated results of operations for the three and nine-months ended September 30, 2002 and 2001, the consolidated stockholders’ equity and comprehensive income for the nine-months ended September 30, 2002 and 2001 and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 4 and the cumulative effect of a change in accounting principle discussed in Notes 10 and 12. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and our Form 10-Q for each of the periods ended March 31, 2002 and June 30, 2002.

2. Common Unit Options

     Ryan Beck’s Board of Directors adopted the Ryan, Beck & Co, LLC., Common Unit Option Plan (the “Plan”) effective March 29, 2002. The Plan provides for the grant of not more than an aggregate of 500,000 Common Units representing limited liability interests of Ryan Beck.

     During the second quarter, 2002, Ryan Beck’s Board of Directors granted, pursuant to the Plan, common unit options to acquire an aggregate of 470,000 common units of Ryan Beck. The fair value was determined based on an independent appraisal. A compensation charge of $92,000 associated with these options was included in the Company’s statement of operations during the nine months ended September 30, 2002 based on a fair value estimate from the independent appraiser. As of September 30, 2002, Ryan Beck had 8,125,000 Common Units outstanding, all of which were owned by the Company.

     On September 30, 2002 Ryan Beck & Co., LLC converted from a limited liability company to a corporation by merging into a newly formed corporation, Ryan Beck & Co. The 470,000 common unit options were converted into options to acquire 470,000 shares of Ryan Beck & Co. common stock, and all common units outstanding at September 30, 2002 were converted to common stock on a one-for-one basis. The conversion to a corporation reduced the Company’s third quarter provision for income taxes by $525,000 resulting from a reduction in the Company’s State deferred tax valuation allowance.

3. Trust Preferred Securities

     In September 2002, the Company participated in two pooled trust preferred securities offerings in which $35 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus 340 basis points. The securities are redeemable after September 2007 and are due September 2032. The net proceeds to the Company from the Trust Preferred Securities offerings after

BankAtlantic Bancorp, Inc.

underwriting discounts and expenses were approximately $34 million. The Company used the proceeds from the trust preferred securities offerings to redeem $43.7 million of its 9.5% trust preferred securities.

4. Acquisitions

     On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”) and acquired all of the membership interests in The GMS Group, LLC (“GMS”), a wholly-owned subsidiary of Gruntal (“the Gruntal transaction”). The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets and the remaining balance was recorded as an extraordinary income item. The Company’s financial statements have reflected the Gruntal transaction as of April 26, 2002. In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, so that the participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.3 million of plan assets, both vested and non-vested amounts were withdrawn from the plan resulting in a $2.3 million realized loss upon the sale of mutual funds assigned to plan obligations. At September 30, 2002, the nonqualified deferred compensation obligation was $12.6 million of which $6.3 million was vested. During the three and nine months ended September 30, 2002, the Company realized a $1.4 million and $2.3 million, respectively, reduction in compensation expense associated with the decrease in the nonqualified deferred compensation plan obligation during the period. In July 2002, Ryan Beck established a retention plan for certain Gruntal investment consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants were granted the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received on February 2003 assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

     On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. (“Community”), for $170.3 million in cash and immediately merged Community into BankAtlantic. The fair value of Community’s assets acquired and liabilities assumed is included in the Company’s statement of financial condition and Community’s results of operations have been included in the Company’s consolidated financial statements since March 22, 2002.

BankAtlantic Bancorp, Inc.

     The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively.

	Community	Gruntal		Total

Cash and interest earning deposits	$124,977	$886		$125,863
Securities available for sale	79,768	33,146		112,914
Trading securities	—	118,763		118,763
Loans receivable, net	623,039	—		623,039
FHLB Stock	8,063	—		8,063
Investments and advances to joint ventures	16,122	—		16,122
Goodwill	55,498	—		55,498
Core deposit intangible asset	15,117	—		15,117
Other assets	46,620	12,597		59,217

Fair value of assets acquired	969,204	165,392		1,134,596

Deposits	639,111	—		639,111
FHLB advances	138,981	—		138,981
Other borrowings	14,291	3,427		17,718
Securities sold not yet purchased	—	1,201		1,201
Payable to clearing broker	—	101,705		101,705
Other liabilities	6,022	27,463	(1)	33,485

Fair value of liabilities assumed	798,405	133,796		932,201
Fair value of net assets acquired over cost	—	(23,749	)(2)	(23,749)

Purchase price	170,799	7,847		178,646
Cash acquired	(124,977)	(886)		(125,863)

Purchase price net of cash acquired	$45,822	$6,961		$52,783

(1)	Included in Gruntal’s other liabilities were $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

(2)	The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the transaction. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition, because the Company acquired GMS rather than the net assets.

     The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002 Ryan Beck is obligated to pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005.

     The following is pro forma information for the three and nine-months ended September 30, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transactions been consummated during the period or as of the dates for which the pro forma financial information is presented.

BankAtlantic Bancorp, Inc.

	For the Three Months Ended

	September 30, 2002		September 30, 2001

(in thousands, except for share data)	Historical	Pro Forma	Historical	Pro Forma

Interest income	$83,505	$83,505	$83,079	$103,839

Interest expense	39,868	39,868	45,518	56,343
Provision for loan losses	2,082	2,082	7,258	7,348

Net interest income after provision for loan losses	41,555	41,555	30,303	40,148

Income from operations	$15,004	$15,004	$5,091	$1,022

Basic earnings per share from operations	$0.26	$0.26	$0.12	$0.02

Diluted earnings per share from operations	$0.24	$0.24	$0.11	$0.02

	For the Nine Months Ended

	September 30, 2002		September 30, 2001

(in thousands, except for share data)	Historical	Pro Forma	Historical	Pro Forma

Interest income	$234,397	$252,859	$252,987	$317,690

Interest expense	115,023	122,333	149,495	184,585
Provision for loan losses	10,786	12,830	14,059	14,329

Net interest income after provision for loan losses	108,588	117,696	89,433	118,776

Income before extraordinary item and cumulative accounting change	$25,351	$22,135	$20,521	$11,516

Basic earnings per share from operations	$0.44	$0.38	$0.53	$0.30

Diluted earnings per share from operations	$0.41	$0.36	$0.44	$0.23

     During April 2002, the Company and Levitt Companies ownership in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001 and Levitt Companies acquired approximately 35% of Bluegreen common stock in April 2002. As a consequence of the acquisition of this interest in Bluegreen at various acquisition dates, it is accounted for as a step acquisition under the equity method of accounting. In a step acquisition the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, the Company did not restate its prior year financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our 40% interest in the earnings or loss of Bluegreen after the acquisition date. The Company’s carrying amount of its Bluegreen investment was in the aggregate $2.4 million lower than the Company’s ownership percentage in the underlying equity in the net assets of Bluegreen. This difference was assigned to various assets and liabilities of Bluegreen and will be amortized into the statement of operations as an adjustment to income from equity method investment. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from the Company’s

BankAtlantic Bancorp, Inc.

existing bank line of credit, proceeds of its trust preferred securities offering, proceeds from the sale of equity securities from the Company’s portfolio and Levitt Companies’ working capital.

5. Impairment of Securities

     The Company recognized an impairment charge of $302,000 and $18.5 million during the three and nine-months ended September 30, 2002, respectively, on equity securities resulting from significant declines in the value of such securities that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. Included in the impairment charge for the nine months ended September 30, 2002, was a $15 million write off of an investment in Seisint Inc., a privately held technology company. During 1999, the Company entered into a strategic relationship and invested $10 million in cash and issued 848,364 shares of Class A common stock to acquire an investment in Seisint, The Company anticipated benefits through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock. Because Seisint did not meet the objectives of its business plan or its financial performance goals, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, the Company wrote off its entire $15 million investment in Seisint during June 2002.

     The Company recognized a $5,000 and $700,000 impairment charge associated with equity securities during the three and nine-month periods ended September 30, 2001. As a result of these losses, the Company has revised its policy for equity investments to be made by the holding company. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002, equity investments at the holding Company totaled $4.9 million and equity investments assigned to the Gruntal deferred compensation plan totaled $12.6 million.

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

     Ryan Beck’s trading securities consisted of the following:

	September	December 31,	September
(in thousands)	2002	2001	2001

Debt obligations:
States and municipalities	$111,712	$7,593	$4,169
Corporations	12,637	20,989	345
U.S. Government and agencies	27,780	32,308	24,733
Corporate equities	12,074	7,406	3,777
Certificates of deposit	1,979	—	—

	$166,182	$68,296	$33,024

     Ryan Beck’s securities sold not yet purchased consisted of the following:

	September	December 31,	September
(in thousands)	2002	2001	2001

States and municipalities	$4,164	$—	$10,467
Corporations	7,450	21,305	—
U.S. Government and agencies	9,792	15,117	9,524
Corporate equities	4,375	1,882	447
Certificates of deposit	7,253	127	22,835

	$33,034	$38,431	$43,273

BankAtlantic Bancorp, Inc.

7. Loans Held for Sale

     The Company originated CRA loans for resale through September 2002. During September 2002, the Company discontinued its practice of selling the CRA loans it originates, transferred $7.3 million of CRA loans from loans held for sale to loans held to maturity and realized a $151,000 loss at the transfer date. The Company now originates CRA loans designated as held to maturity and also originates CRA loans that are pre-sold to correspondents. During June 2000, the Company discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

     Loans held for sale consisted of the following (in thousands):

	September	December 31,	September
	2002	2001	2001

Residential	$—	$4,757	$8,272
Commercial syndication	16,873	40,774	67,595

Total loans held for sale	$16,873	$45,531	$75,867

8. Real Estate Held for Development and Sale and Joint Venture Activities

     Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Companies’ joint venture activities and a joint venture acquired in connection with the Community Savings acquisition. Core Communities develops land for master planned communities located in Florida. Levitt and Sons is a developer of single-family home communities and has participated in condominium and rental apartment joint ventures mainly in Florida. The Company’s investment and advances to the joint venture development acquired in connection with the Community Savings acquisition was $21.8 million at September 30, 2002. This development of single-family homes, condominium units and duplexes is located on 117 acres of land in Indian River County, Florida.

     Real estate held for development and sale and joint ventures consisted of the following:

	September 30,	December 31,	September 30,
(In thousands)	2002	2001	2001

Land and land development costs	$163,062	$114,499	$105,847
Construction costs	27,040	17,949	22,902
Other costs	9,956	9,985	8,705
Equity investments in joint ventures	397	7,127	6,865
Loans to joint ventures	51,064	28,713	28,713

	$251,519	$178,273	$173,032

     The components of net revenues from sales of real estate were as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2002	2001	2002	2001

Sales of real estate	$40,981	$33,921	$125,697	$91,875
Cost of sales	32,357	24,088	94,568	69,897

Net revenues on sales of real estate	8,624	9,833	31,129	21,978
Revenues on joint venture activities	228	1,408	2,166	2,604

Net revenues from sales of real estate and joint venture activities	$8,852	$11,241	$33,295	$24,582

BankAtlantic Bancorp, Inc.

9. Comprehensive Income

     The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine-months ended September 30, 2002 and 2001 was $2.3 million and $1.5 million, respectively. Comprehensive income for the three months ended September 30, 2002 and 2001 was $1.8 million and $7.6 million, respectively.

10. Derivatives

     The Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) on January 1, 2001. At the adoption date we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value resulting in a $1.1 million gain associated with the cumulative effect of a change in accounting principle, net of tax.

     The derivatives utilized by the Company during the nine months ended September 30, 2002 were interest rate swaps. During the nine months ended September 30, 2002, the Company created fair value hedges by entering into various interest rate swap contracts with a notional amount of $33 million to convert $33 million of designated fixed rate time deposits to a three-month LIBOR interest rate.

     During the year ended December 31, 2000, the Company entered into forward contracts to purchase the underlying collateral from a government agency pool of securities in May 2005. Included in securities gains in the Statement of Operations for the three and nine months ended September 30, 2002 were $14,000 and $41,000 of unrealized losses associated with the forward contracts compared to unrealized gains of $6,600 and $62,000 during the same 2001 periods.

     The following table outlines the notional amount and fair value of the Company’s derivatives outstanding at September 30, 2002:

			Paying	Receiving
	Notional		Index/Fixed	Index/Fixed	Termination
(In thousands)	Amount	Fair Value	Amount	Amount	Date

Fifteen year callable receive fixed swaps	$10,000	$222	3 mo. LIBOR less 10bps	6.15%	11/13/2016
Ten year callable receive fixed swaps	30,000	685	3 mo. LIBOR less 11bps	6.03%	12/20/2011
Ten year callable receive fixed swaps	20,000	357	3 mo. LIBOR less 11bps	6.08%	2/14/2012
Seven and a half year Callable receive fixed swaps	13,000	211	3 mo. LIBOR less 11bps	5.60%	9/19/2009
Five year pay fixed swaps	25,000	(2,429)	5.73%	3 mo. LIBOR	1/5/2006
Three year pay fixed swaps	$50,000	$(2,453)	5.81%	3 mo. LIBOR	12/28/2003

Forward contract to purchase Adjustable rate mortgages	$54,718	$84

     The net amount of existing losses on the swaps included in other liabilities that are projected to be reclassified into earnings within the next 12 months is $527,534. The hedging relationships are expected to last over the term of the swaps.

11. Restructuring charge and impairment write-down

     During June 2002, we adopted a plan to discontinue certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in our branch network, cruise ships and other remote locations. The restructuring plan is scheduled to be completed during the fourth quarter of 2002.

BankAtlantic Bancorp, Inc.

     Restructuring charges at September 30, 2002 included in other liabilities consisted of (in thousands)

(in thousands)	Initial	Amount paid	Ending
Type of restructuring charge	Amount	during period	Balance

Lease contract termination costs	$664	$(138)	$526
De-installation costs	87	(7)	80
Other	50	—	50

Total restructuring charge	$801	$(145)	$656

12. Transitional Goodwill Impairment Evaluation

     In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, the Company identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the reporting unit’s carrying amount. If the fair value of the reportable unit exceeded the carrying amount, no further evaluation was performed, and the goodwill in the reporting unit was determined not to be impaired. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, an independent appraiser was engaged to determine the fair value of the Ryan Beck operating segments in order for the Company to measure the impairment amount. Based on the appraiser’s evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle. As required under FASB 142, this non-cash charge was recognized during the first quarter of 2002 and had no effect upon third quarter earnings or on any period subsequent to the first quarter, and had no effect on operating net income or tangible capital ratios. Operating net income is defined as GAAP net income adjusted for goodwill amortization, goodwill impairment and any non-recurring activities.

13. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Management reports our results of operations through six reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt Companies and its subsidiaries, Ryan Beck & Co. and its subsidiaries and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as goodwill amortization and retention pool compensation expense related to the acquisition of Ryan Beck in 1998. Interest expense and certain revenue and expense items are allocated to the three Bank Operation reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operation reportable segments and the parent company may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management’s view, likely not be impacted.

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

Bank Investments	Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services

Commercial Banking	Commercial lending, syndications, international, lease finance, trade finance and a real estate joint venture development

BankAtlantic Bancorp, Inc.

Community Banking	Indirect and direct consumer lending, small business lending and ATM operations

Levitt Companies	Real estate and joint venture operations

Ryan Beck	Investment banking and brokerage operations

Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, financing of acquisitions, and equity investments

     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the intercompany loan interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three months ended September 30, 2002 and 2001:

	Bank	Levitt		Parent	Elimination	Consolidated
(in thousands)	Operations	Companies	Ryan, Beck	Company	Entries	Total

2002
Interest income	$79,244	$221	$4,452	$479	$(891)	$83,505
Interest expense	(34,547)	(70)	(807)	(4,790)	346	(39,868)
Provision for loan losses	(2,082)	—	—	—	—	(2,082)
Non-interest income	13,309	9,754	52,667	483	414	76,627
Non-interest expense	(34,288)	(7,069)	(55,179)	(162)	131	(96,567)

Segment profits and losses before taxes	21,636	2,836	1,133	(3,990)	—	21,615
Provision for income taxes	7,503	336	108	(1,336)	—	6,611

Segment net income (loss)	$14,133	$2,500	$1,025	$(2,654)	$—	$15,004

Segment average assets	$4,961,717	$283,637	$219,933	$101,358	$229,993	$5,796,638

2001
Interest income	$82,322	$810	$541	$119	$(713)	$83,079
Interest expense	(41,709)	(17)	(136)	(4,358)	702	(45,518)
Provision for loan losses	(7,258)	—	—	—	—	(7,258)
Non-interest income	9,511	10,618	11,141	2,985	(62)	34,193
Non-interest expense	(27,196)	(5,587)	(10,990)	(8,628)	73	(52,328)

Segment profits and losses before taxes	15,670	5,824	556	(9,882)	—	12,168
Provision for income taxes	5,895	2,119	203	(1,140)	—	7,077

Segment net income (loss)	$9,775	$3,705	$353	$(8,742)	$—	$5,091

Segment average assets	$4,284,499	$173,086	$64,379	$113,070	$67,590	$4,702,624

BankAtlantic Bancorp, Inc.

     The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 and 2001:

	Bank	Levitt		Parent	Elimination	Consolidated
(in thousands)	Operations	Companies	Ryan, Beck	Company	Entries	Total

2002
Interest income	$225,969	$1,020	$8,623	$1,243	$(2,458)	$234,397
Interest expense	(101,531)	(383)	(1,828)	(12,634)	1,353	(115,023)
Provision for loan losses	(10,786)	—	—	—		(10,786)
Non-interest income	36,224	35,278	107,825	(13,953)	409	165,783
Non-interest expense	(98,909)	(20,986)	(115,741)	(3,924)	696	(238,864)

Segment profits and losses before taxes	50,967	14,929	(1,121)	(29,268)	—	35,507
Provision for income taxes	17,711	3,675	(985)	(10,245)	—	10,156

Segment net income (loss)	$33,256	$11,254	$(136)	$(19,023)	$—	$25,351

Segment average assets	$4,757,134	$254,231	$179,363	$104,768	$77,419	$5,372,915

2001
Interest income	$252,031	$1,605	$1,697	$195	$(2,541)	$252,987
Interest expense	(135,713)	(167)	(445)	(15,077)	1,907	(149,495)
Provision for loan losses	(14,059)	—	—	—	—	(14,059)
Non-interest income	27,635	24,788	30,612	3,778	536	87,349
Non-interest expense	(78,110)	(16,773)	(34,061)	(11,500)	98	(140,346)

Segment profits and losses before taxes	51,784	9,453	(2,197)	(22,604)	—	36,436
Provision for income taxes	19,322	2,963	(777)	(5,593)	—	15,915

Segment net income (loss)	$32,462	$6,490	$(1,420)	$(17,011)	$—	$20,521

Segment average assets	$4,290,892	$168,502	$66,836	$102,944	$85,664	$4,714,838

BankAtlantic Bancorp, Inc.

     Bank Operation consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 and 2001 associated with the three bank operations reportable segments:

	For the Three Months Ended				For the Nine Months Ended

		Bank Operations				Bank Operations

	Bank	Commercial	Community	Bank Ops	Bank	Commercial	Community	Bank Ops
(in thousands)	Investments	Banking	Banking	Total	Investments	Banking	Banking	Total

2002
Interest income	$43,915	$28,493	$6,836	$79,244	$127,793	$79,330	$18,846	$225,969
Interest expense and overhead	(29,890)	(16,099)	(4,053)	(50,042)	(88,252)	(45,844)	(11,232)	(145,328)
Provision for loan losses	168	(1,059)	(1,191)	(2,082)	27	(9,207)	(1,606)	(10,786)
Direct non-interest income	1,803	505	2,521	4,829	5,092	1,885	7,248	14,225
Direct non-interest expense	(1,583)	(4,224)	(4,506)	(10,313)	(7,907)	(10,194)	(15,012)	(33,113)

Segment profits and losses before taxes	14,413	7,616	(393)	21,636	36,753	15,970	(1,756)	50,967
Provision for income taxes	4,998	2,641	(136)	7,503	12,887	5,345	(521)	17,711

Segment net income (loss)	$9,415	$4,975	$(257)	$14,133	$23,866	$10,625	$(1,235)	$33,256

Segment average assets	$2,801,826	$1,725,521	$434,370	$4,961,717	$2,708,604	$1,645,518	$403,012	$4,757,134

2001
Interest income	$44,971	30,787	6,564	82,322	137,914	92,940	21,177	252,031
Interest expense and overhead	(34,147)	(17,660)	(4,119)	(55,926)	(105,479)	(54,554)	(13,046)	(173,079)
Provision for loan losses	168	(11,590)	4,164	(7,258)	48	(21,240)	7,133	(14,059)
Direct non-interest income	71	626	3,247	3,944	782	2,221	8,872	11,875
Direct non-interest expense	(1,161)	(1,617)	(4,634)	(7,412)	(4,727)	(4,620)	(15,637)	(24,984)

Segment profits and losses before taxes	9,902	546	5,222	15,670	28,538	14,747	8,499	51,784
Provision for income taxes	3,726	205	1,964	5,895	10,649	5,492	3,181	19,322

Segment net income (loss)	$6,176	$341	$3,258	$9,775	$17,889	$9,255	$5,318	$32,462

Segment average assets	$2,568,439	$1,390,635	$325,425	$4,284,499	$2,596,268	$1,349,766	$344,858	$4,290,892

BankAtlantic Bancorp, Inc.

14. New Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146 (“Accounting for Costs Associated with Exit or Disposal Activities.”) This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this Statement, a liability was recognized when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company’s financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

     In October 2002, the FASB issued Statement No. 147 (“Acquisitions of Certain Financial Institutions.”) This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisition will be reclassified to goodwill upon adoption of this Statement. The Statement will not affect the Company’s prior acquisitions and management believes that this Statement will not have an impact on the Company’s historical financial statements.

15. Subsequent Events

     In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds will be used by BankAtlantic for general corporate purposes to support asset growth. The Subordinated Debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The Subordinated Debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.

     In November 2002, the Company redeemed $43.7 million of its 9.5% cumulative trust preferred securities at par plus accrued and unpaid distributions through the redemption date. The funds for the redemption of the trust preferred securities were obtained from the issuance of $35 million of LIBOR based trust preferred securities and additional revolving line of credit borrowings. The redemption of the trust preferred securities resulted in a $1.2 million loss associated with the write-off of deferred offering costs.

16. Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2002.

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (“the Company”, which may also be referred to as “we”, “us”, or “our”) and its wholly owned subsidiaries for the three and nine months ended September 30, 2002 and 2001, respectively. The principal assets of the Company consist of its ownership of these subsidiaries which include BankAtlantic, Levitt Companies, LLC (“Levitt Companies”), a real estate development company, and Ryan Beck & Co. (“Ryan Beck”), an investment banking firm.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report and in the documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets, including volatile trading markets, fluctuations in the volume of market activity and the level and volatility of interest rates and equity prices, as well as the impact of such conditions on our assets and activities; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; and with respect to the operations of Levitt Companies and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt Companies has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company’s success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to recent acquisitions, each of which are subject to risks and uncertainties, including the risk that the acquisitions could involve additional costs or that the future financial and operating performance of these acquisitions will not be advantageous. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission (“SEC”). The Company cautions that the foregoing factors are not exclusive.

BankAtlantic Bancorp, Inc.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements which also involve estimates and judgments about inherently uncertain matters. We have identified six accounting policies that management views as critical to the portrayal of our financial condition and results of operations. The six accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) other than temporary declines in fair value, (iv) impairment of long lived assets (v) real estate held for development and sale and joint venture activities and (vi) accounting for business combinations. The fist five critical accounting policies appear in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Accounting for Business Combinations — The Company accounts for its business combinations such as the Community acquisition and the Gruntal transaction based on the purchase method of accounting. The Company accounts for its unconsolidated equity investments such as the investment in Bluegreen under the equity method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The equity method of accounting requires us to fair value our pro-rata ownership interest in the net assets and identifiable intangible assets of the acquired interest in the unconsolidated subsidiary. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Consolidated Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2002	2001	2002	2001

Net interest income	$43,637	$37,561	$119,374	$103,492
Provision for loan losses	2,082	7,258	10,786	14,059
Securities gains	186	2,241	6,308	4,292
Impairment of securities	(302)	(5)	(18,459)	(700)
Other non-interest income	76,743	31,957	177,934	83,757
Non-interest expense	96,567	52,328	238,864	140,346

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	21,615	12,168	35,507	36,436
Provision for income taxes	6,611	7,077	10,156	15,915

Income before extraordinary item and cumulative effect of a change in accounting principle	15,004	5,091	25,351	20,521
Extraordinary item, net of tax	(61)	—	23,749	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)	1,138

Net income	$14,943	$5,091	$33,993	$21,659

Reconciliation of Net Income to Operating Net Income
Net income	$14,943	$5,091	$33,993	$21,659
Amortization of goodwill	—	1,041	—	3,115
Loss on mutual funds associated with acquired Gruntal deferred compensation plan	1,493	—	1,493	—
Restructuring charges and impairment write-downs	—	6,976	655	6,836
Write-off of deferred offering costs	—	253	—	253
Acquisition and conversion related charges	(487)	—	4,551	—
Impairment of securities	196	3	11,998	455
Extraordinary item, net of tax and cumulative effect of a change in accounting principle, net of tax	61	—	(8,642)	(1,138)

Operating net income	$16,206	$13,364	$44,048	$31,180

BankAtlantic Bancorp, Inc.

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

     Net income increased by 194% from 2001. The substantial increase in net income primarily resulted from a large increase in net interest income, an improvement in the provision for loan losses, additional banking operations service charge income, higher Ryan Beck investment banking income and a reduction in the Company’s deferred tax valuation allowance. The above improvements in net income were partially offset by an increase in employee compensation, higher occupancy costs, lower gains on the sales of assets and increased Ryan Beck communication and clearing fees.

     The increase in net interest income primarily resulted from earning asset growth as a consequence of the Community acquisition and the origination and purchase of real estate loans. The decline in the provision for loan losses reflects lower charge-offs during the current quarter compared to the same 2001 period, along with declining portfolio balances associated with our discontinued lines of business. The increase in other non-interest income primarily resulted from higher investment banking income and higher bank operations service charge income. The increase in investment banking income resulted from growth associated primarily with the Gruntal transaction, and the improvement in bank operations service charge income reflects a significant increase in transaction accounts associated with BankAtlantic’s high performance checking product and its seven-day banking initiative. The improvements in non-interest income were partially offset by lower gains on the sales of assets due to a $2.3 million loss on the sale of mutual funds that were held in connection with a nonqualified deferred compensation plan assumed in connection with the Gruntal transaction. The increase in non-interest expense was primarily related to higher Ryan Beck compensation expense associated with the Gruntal transaction and higher banking operation compensation, occupancy and advertising expense associated with the Community acquisition and the implementation of the seven day banking initiative. Additionally, Ryan Beck communication and clearing fee expenses increased substantially due to the Gruntal transaction. The decrease in the provision for income taxes during the current quarter reflects a 787,000 reduction in the deferred tax valuation allowance resulting primarily from the utilization of tax benefits from real estate sales at Core Communities and a $525,000 tax benefit realized upon the conversion of Ryan Beck from a limited liability company to a corporation. Additionally, the Company acquired, as part of the Community transaction, low-income housing tax credit investments which reduced the Company’s tax liability by $140,000 during the 2002 quarter.

     The non-recurring items that affected net income during the current quarter were the sale of mutual funds to fund distributions under a plan assumed in connection with the Gruntal transaction, adjustments of acquisition related charges, an impairment write-down of equity securities due to an other than temporary decline in value and an adjustment to the extraordinary gain associated with the Gruntal transaction.

     The non-recurring items that affected net income during the 2001 third quarter were the amortization of goodwill, a $6.6 million goodwill impairment associated with the Leasing Technology Inc. acquisition and a write-off of deferred offering costs associated with the redemption of subordinated investment notes.

For the Nine Months Ended September 30, 2002 Compared to the Same 2001 Period:

     Net income was significantly affected by non-recurring items during the 2002 period. The Company recognized a $23.7 million extraordinary gain associated with the Gruntal transaction.

     The extraordinary gain was partially offset by a $15.1 million cumulative effect of a change in accounting principle associated with the implementation of FASB Statement 142. In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. As a result of this analysis, the Company determined that goodwill associated with the bank operations reportable segments was not impaired at the adoption date; however, the goodwill associated with the Ryan Beck reportable segment was impaired. As a consequence, an independent appraiser was engaged to determine the fair value of the Ryan Beck operating segments in order for the Company to measure the impairment amount. Based on the appraiser’s evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle. As required under FASB 142, this non-cash charge was recognized during the first quarter of 2002 and had no effect upon third quarter earnings or on any period subsequent to the first quarter, and had no effect on operating net income or tangible capital ratios.

     Also included in non-recurring items during the 2002 period was a restructuring charge and an impairment write-down associated with our ATM network and acquisition-related charges and impairments associated with the Community

BankAtlantic Bancorp, Inc.

and Gruntal transactions. The acquisition-related expenses were integration expenses, long-lived asset impairments and professional fees associated with the Gruntal and Community transactions. The ATM network restructuring charge and impairment write-down resulted from the termination of convenience store and gas station relationships which did not meet our performance expectations.

     Additionally, the Company recognized an other than temporary decline in the fair value of equity securities. The equity securities impairment reflected the write-off of four equity investments which had experienced poor financial performance. As a consequence, we have revised our policy for equity investments, and any future equity investments by the holding company will be limited to liquid securities and be subject to certain more stringent concentration restrictions.

     During the 2002 period, the Company experienced a significant improvement in net interest income and non-interest income associated with the items discussed above as well as improved earnings at Levitt Companies. These earnings reflected increased sales of real estate by Core Communities and Levitt and Sons, as well as equity in earnings associated with the Company’s investment in Bluegreen.

     The provision for loan losses declined during the current period primarily related to the same items discussed in the corresponding discussion of the current quarter partially offset by additional reserves required for two commercial real estate loans.

     The above increases in net income were partially offset by a significant increase in non-interest expenses primarily due to the same items discussed in the corresponding discussion of the current quarter.

     The provision for income taxes was reduced by $2.3 million and was associated with the reduction in the deferred tax asset valuation allowance. The reduction was attributed to Levitt Companies’ election to be taxed as a corporation, Ryan Beck’s conversion to a corporation and the utilization of tax benefits from real estate sales. Additionally, the Company acquired, as part of the Community transaction, low income housing tax credit investments which reduced the Company’s tax liability by $280,000 during the 2002 nine month period.

Bank Operations Results of Operations

     Net Interest Income

Banking Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Interest and fees on loans and leases	$60,245	$60,882	$(637)	$166,853	$187,785	$(20,932)
Interest on securities available for sale	10,322	13,110	(2,788)	34,192	39,760	(5,568)
Interest and dividends on other investment	8,677	8,330	347	24,924	24,486	438
Interest on deposits	(16,087)	(21,410)	5,323	(48,521)	(68,943)	20,422
Interest on advances from FHLB	(15,856)	(15,476)	(380)	(46,452)	(44,837)	(1,615)
Interest on securities sold under agreements to repurchase	(2,323)	(4,823)	2,500	(6,037)	(21,933)	15,896
Interest on mortgage backed bonds	(281)	—	(281)	(521)	—	(521)

Net interest income	$44,697	$40,613	$4,084	$124,438	$116,318	$8,120

Net interest margin	3.64	3.83	(0.19)	3.56	3.61	(0.05)

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

     The substantial improvement in net interest income primarily resulted from significant asset growth partially offset by a decline in the net interest margin.

     The growth in earning assets primarily resulted from the Community acquisition, which added $709 million of earning assets, and continued growth in our commercial real estate, small business and home equity loan portfolios. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under previous policies prior to January 1, 2001. Interest income on loans and securities

BankAtlantic Bancorp, Inc.

available for sale declined during 2002 compared to the same 2001 period. The decline in interest income reflects the rapid decline in interest rates during the latter half of 2001 and 2002, which resulted in the refinancing of residential loans and the downward re-pricing of floating rate loans. These significant declines in yields on earning assets were substantially offset by the growth in earning assets mentioned above.

     The increased interest income from other investments reflects higher average balances resulting from $163.9 million of investment purchases during the period. The higher interest income from increased average asset balances was partially offset by lower average yields earned on other investments during the 2002 quarter compared to the same period during 2001.

     The substantial reduction in our deposit interest expense was attributed to a significant reduction in the average deposit rate, partially offset by average interest bearing deposits increasing by $486 million from the same 2001 period. The increase was primarily due to the Community acquisition. Interest expense on short-term borrowings was substantially lower during 2002. The significant decline in short term borrowings interest expense reflected lower short-term interest rates and a decline in short term borrowings linked to an increase in deposit and FHLB advance balances. The rates on short-term borrowings declined from 3.54% during the 2001 period to 1.74% during the same 2002 period. The higher FHLB advance and mortgage backed bond interest expense resulted primarily from FHLB advance obligations and mortgage backed bonds acquired in connection with the Community acquisition.

     The net interest margin was impacted by a rapid decline in interest rates during 2001, a change in the composition of our loan portfolio and a change in the mix of our deposit portfolio. The prime interest rate declined from 9.00% at January 1, 2001 to 4.75% at December 31, 2001, which resulted in the average yield on our interest earning assets declining from 7.70% during 2001 to 6.41% during the 2002 quarter and the average rates on our interest paying liabilities declining from 4.43% to 3.16% during the same period. During the 2002 quarter, we continued to increase our transaction accounts and savings accounts, which contributed to a reduction in our cost of funds. Our deposit mix changed from 50% time deposits at September 30, 2001 to 42% time deposits and 58% transaction and savings accounts during the same 2002 period. The composition of our loan portfolio changed from higher yielding loans associated with discontinued lines of business to lower yielding residential loans acquired in connection with the acquisition of Community and lower yielding floating rate commercial and home equity loans.

For the Nine Months Ended September 30, 2002 Compared to the Same 2001 Period:

     Net interest income increased by 7% from 2001. Total interest income decreased by $26.1 million and total interest expense decreased by $34.2 million. The decrease in interest income primarily resulted from rapidly declining interest rates which impacted the re-pricing of floating rate loans and securities and contributed to re-financings of residential loans. The average yield on interest earning assets declined from 7.85% during the 2001 period to 6.47% during the 2002 period. The decline in average yields on earning assets was partially offset by increased earning asset growth primarily associated with the Community acquisition. The decline in interest expense primarily resulted from the lower interest rate environment discussed above. The average rates on our interest paying liabilities declined from 4.83% during 2001 to 3.35% during the same 2002 period, and the average rates on our short-term borrowings declined from 4.65% during 2001 to 1.76% during the same 2002 period.

BankAtlantic Bancorp, Inc.

     Provision for Loan Losses

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(in thousands	2002	2001	2002	2001

Balance, beginning of period	$48,587	$48,018	$44,585	$47,000
Charge-offs:
Syndication loans	(13)	(7,235)	(8,013)	(7,235)
Commercial real estate loans	(2,549)	—	(6,858)	—
Small business	(727)	(816)	(2,919)	(3,012)
Lease financing	(1,779)	(2,955)	(5,963)	(8,337)
Consumer loan — indirect	(226)	(676)	(963)	(2,369)
Consumer loans — direct	(170)	(1,399)	(819)	(2,090)
Residential real estate loans	(284)	—	(426)	(152)

	(5,748)	(13,081)	(25,961)	(23,195)

Recoveries:
Syndication loans	102	—	785	—
Small business	549	542	1,638	2,020
Lease financing	578	679	2,476	1,668
Commercial business loans	19	20	56	249
Commercial real estate loans	3	—	20	7
Residential real estate loans	94	48	157	204
Consumer loans — indirect	232	425	1,075	1,674
Consumer loans — direct	179	379	412	602

	1,756	2,093	6,619	6,424

Net charge-offs	(3,992)	(10,988)	(19,342)	(16,771)
Allowance for loan losses acquired	(1,075)	—	9,573	—
Provision for loan losses	2,082	7,258	10,786	14,059

Balance, end of period	$45,602	$44,288	$45,602	$44,288

     Annualized net charge-offs to average loans were 0.43% for the 2002 third quarter and 1.46% for the same 2001 period. The substantial decrease in net charge-offs resulted primarily from lower net charge-offs associated with discontinued lines of business partially offset by charge-offs associated with a commercial real estate loan and a lease. Included in charge-offs for the third quarter of 2002 was a charge-off of a commercial real estate loan to a company in the hospitality industry for which a valuation allowance was established in a prior period and a $670,000 charge-off of an airplane lease. The reduction in our provision for loan losses during the current quarter, compared to the same 2001 period, was attributed to declining portfolio balances in discontinued lines of business and improved charge-off and delinquency trends.

     Annualized net charge-offs to average loans were 0.76% for the first nine months of 2002 and 0.74% for the corresponding 2001 period. Included in net charge-offs for the current year were the items discussed above as well as a $4.3 million partial charge-off of a commercial real estate residential construction loan, for which a $1.8 million specific valuation allowance was established in late 2001. This commercial real estate residential construction loan was transferred to real estate owned effective June 30, 2002. Also included in net charge-offs for the current year was an $8 million partial charge-off of a syndication loan to a company in the commercial aviation repair parts and maintenance industry, for which a specific valuation allowance was established for the entire amount in 2001. In September 2002, the remaining $2.6 million balance of that loan was repaid from the collateral liquidation.

     The allowance for loan losses was 1.24% and 1.51% of total loans at September 30, 2002 and 2001, respectively. Included in the allowance for loan losses was a $9.6 million allowance acquired in connection with the Community acquisition. This allowance was reduced by $1.1 million during the third quarter of 2002 as a result of loan payoffs in the acquired portfolio.

BankAtlantic Bancorp, Inc.

     Net charge-offs associated with our discontinued or curtailed lines of business were 28% of total net charge-offs during the third quarter of 2002, compared to 55% during the same 2001 period. Year to date, these charge-offs represented 89% of total net charge-offs, compared to 87% during 2001.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,
	2002	2001

NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$1,484	$1,727
Loans and leases	30,947	37,255

Total non-accrual	32,431	38,982

Repossessed assets:
Real estate owned	10,015	3,904
Vehicles and equipment	1	17

Total repossessed assets	10,016	3,921

Total non-performing assets	42,447	42,903
Specific valuation allowances	(390)	(9,936)

Total non-performing assets, net	$42,057	$32,967

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$2,031	$—
Restructured loans	618	743
Delinquent residential loans purchased	1,473	1,705

TOTAL POTENTIAL PROBLEM LOANS	$4,122	$2,448

     Non-performing assets represented 1.10% of total loans, tax certificates and repossessed assets at September 30, 2002. This compares to 1.45% at December 31, 2001. The reduction in the percentage of non-performing assets to total loans, tax certificates and repossessed assets reflects a significant increase in total loans and tax certificate balances at September 30, 2002, compared to December 31, 2001. Included in non-performing assets at September 30, 2002 was a $13.7 million commercial real estate hotel loan and a $7.3 million foreclosed residential construction loan referred to above, along with $3.1 million of non-performing loans acquired in connection with the Community acquisition. In October 2002, the hotel loan was sold at book value to an unrelated third party. Assuming the sale was consummated as of September 30, 2002, the Bank’s non-performing loans would have been reduced to $18.7 million, non-performing assets to approximately $28.7 million and the Bank’s non-performing assets to total loans and other assets ratio to 0.74%.

     The increase in potential problem loans was associated with loans contractually past due 90 days or more. These loans have matured and the borrowers continue to make payments under the matured loan agreement. The Company is in the process of renewing or extending these matured loans.

Non-Interest Income

Banking Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Other service charges and fees	$3,591	$3,903	$(312)	$10,246	$11,275	$(1,029)
Service charges on deposits	6,684	3,820	2,864	17,234	11,590	5,644
Gains (losses) on securities activities	1,978	(4)	1,982	4,768	548	4,220
Other	1,056	1,792	(736)	3,976	4,222	(246)

Non-interest income	$13,309	$9,511	$3,798	$36,224	$27,635	$8,589

BankAtlantic Bancorp, Inc.

     The decline in other service charges and fees during the 2002 third quarter and first nine months resulted from a 25% and 24%, respectively, decrease in ATM fee income compared to the corresponding 2001 periods and a decline in late fee income. The decline in ATM fee income resulted from the removal of our ATM machines from Wal*Mart stores and other locations. The decline in late fee income was attributed to lower late fees assessed in our consumer and leasing portfolios. The above declines in fee income were partially offset by higher fees earned on check cards. Check card fees increased by 169% during the third quarter compared to the same 2001 period and 153% during 2002 year to date compared to the same 2001 period. The increase in check card fees was linked to a significant increase in transaction accounts associated with our high performance checking products and our “Seven Day Banking” initiative.

     Service charges on deposits increased by over 75% during the third quarter, and 49% year to date, from the comparable 2001 periods. The increase in service charges primarily resulted from overdraft fees from transaction accounts and secondarily from deposit fees associated with the Community acquisition. The increase in overdraft fees was associated with our new high performance checking product. Since the inception of this product, we have opened approximately 48,000 accounts with total deposit balances of $123 million at September 30, 2002. Additionally, the rapid decline in interest rates increased our income from analysis charges by decreasing the earnings credit for commercial accounts.

     Securities activities gains during the three and nine-months ended September 30, 2002 resulted primarily from the sale of $74.2 million and $152.1 million of REMIC securities, respectively. Additionally, we also recorded a $14,000 and $41,000 unrealized loss on derivative instruments during the third quarter and year to date.

     Securities activities during the three months ended September 30, 2001 consisted of a $4,000 unrealized loss on derivative instruments. Gains on securities activities during the nine months ended September 30, 2001 included the sale of mortgage-backed securities for a gain of $486,000 and a $62,000 unrealized gain on derivative instruments.

     Other income during the 2002 quarter was unfavorably impacted by a $230,000 loss on the sale of CRA residential loans. Included in other income during the 2001 quarter was a $679,000 net gain from the disposition of fixed assets and the sale of six in-store branches to unrelated financial institutions. The declines in other income during the current three month period was partially offset by increased customer related fees associated with the Community acquisition and our high performance checking products and $96,000 of income associated with a real estate joint venture acquired in connection with the Community acquisition. Included in other income during the nine months ended September 30, 2002 were the items mentioned above as well as $660,000 of income realized from a real estate joint venture and a $308,000 loss from the sale of residential loan servicing acquired in connection with the Community acquisition.

Non-Interest Expense

Banking Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Employee compensation and benefits	$17,170	12,692	4,478	$48,555	38,420	10,135
Occupancy and equipment	7,554	6,473	1,081	21,430	18,664	2,766
Advertising and promotion	2,045	1,039	1,006	5,082	2,596	2,486
Restructuring charges and impairment write-downs	—	550	(550)	1,007	331	676
Amortization of intangible assets	453	—	453	907	—	907
Write-down of real estate owned	1,400	126	1,274	1,464	298	1,166
Acquisition related charges and impairments	(941)	—	(941)	864	—	864
Other	6,607	6,316	291	19,600	17,801	1,799

Non-interest expense	$34,288	27,196	7,092	$98,909	78,110	20,799

     Compensation expenses increased 35% and 26% from the comparable 2001 quarter and nine-month periods, respectively. The increase in compensation expenses was the result of the implementation of seven day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full time equivalent employees increased from 882 at September 30, 2001 to 1,326 at September 30, 2002. Additionally, employee benefits significantly increased from the comparable 2001 periods due to higher health insurance costs and a reduction in pension income associated with our defined benefit pension plan.

BankAtlantic Bancorp, Inc.

     Occupancy and equipment expenses increased 17% and 15% from the comparable 2001 quarter and nine-month periods, respectively. The increase was primarily due to the Community acquisition which added 21 branches to our community banking division. Additionally, we recognized approximately $600,000 and $1.2 million of accelerated depreciation expense during the 2002 third quarter and nine month period, respectively, on equipment associated with our on-line banking delivery system. This equipment will be replaced as we upgrade the technology with new equipment and software during the fourth quarter of 2002.

     The increase in advertising expense during the 2002 quarter and year to date reflect marketing initiatives to increase our transaction accounts and to promote our “Seven Day Banking “ initiative.

     The restructuring charges and impairment write-downs during the three months ended September 30, 2001 related to a $550,000 write down on assets associated with termination of in-store branch activities. Also, included in restructuring charges and impairment write-downs during the nine months ended September 30, 2001 was a $219,000 restructuring charge recovery related to a charge recorded in a prior period associated with the termination of the Wal-Mart ATM relationship.

     The restructuring charges and impairment write-downs during the nine months ended September 30, 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, a $801,000 restructuring charge and a $206,000 impairment write-down were realized. These relationships were primarily with convenience stores and gas stations and did not meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines (approximately 150 machines) are primarily located in our branch network, cruise ships and other remote locations.

     Amortization of intangible assets during the three and nine months ended September 30, 2002 consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposits intangible asset is being amortized over its estimated life of seven years.

     During the three months ended September 30, 2002, the Company reevaluated a residential construction real estate property that was transferred to real estate owned during the second quarter of 2002 and recognized an additional $1.4 million write-down. The remaining write-downs of real estate owned during the three and nine months ended September 30, 2002 and 2001were associated with residential real estate owned.

     Acquisition related charges and impairments during the three and nine months ended September 30, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002. The two branch facilities were sold to unrelated financial institutions for an aggregate gain of $941,000.

     The slight increase in other expenses during the three months ended September 30, 2002 was attributed to a $304,000 increase in check losses and higher operating expenses in connection with the increased size of BankAtlantic, partially offset by $540,000 of lower legal expense during the 2002 quarter compared to the same 2001 period. The additional check losses resulted from strategies related to our “high performance checking” campaign.

     Other expenses increased by 10% from the comparable 2001 nine-month period. During the nine-months ended September 30, 2001 we recognized $1.2 million of gains on the sales of REO property compared to net gains of $114,000 from REO property sales during the same 2002 period. The remaining increase in other expenses were due to the items discussed above as well as $275,000 of additional loss provisions associated with the tax certificate portfolio. The tax certificate loss provision is calculated based on the aging of the portfolio.

BankAtlantic Bancorp, Inc.

Levitt Companies and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Net interest income:
Interest on investments	$221	$810	$(589)	$1,020	$1,605	$(585)
Interest on notes and bonds payable	(2,284)	(1,458)	(826)	(5,938)	(4,934)	(1,004)
Capitalized interest	2,214	1,441	773	5,555	4,767	788

Net interest income	151	793	(642)	637	1,438	(801)

Non-interest income:
Net revenues from sales of real estate	8,522	10,476	(1,954)	31,810	23,212	8,598
Income from equity method investment	941	—	941	2,463	—	2,463
Other	291	142	149	1,005	1,576	(571)

Non-interest income	9,754	10,618	(864)	35,278	24,788	10,490

Non-interest expense:
Employee compensation and benefits	3,334	2,287	1,047	9,492	6,556	2,936
Advertising and promotion	647	517	130	2,213	2,096	117
Selling, general and administrative	3,088	2,783	305	9,281	8,121	1,160

Non-interest expense	7,069	5,587	1,482	20,986	16,773	4,213

Income before income taxes	$2,836	$5,824	$(2,988)	$14,929	$9,453	$5,476

     Net revenues from sales of real estate represented the net profits on sales of real estate by Levitt and Sons and Core Communities as well as equity from earnings in real estate joint venture activities. The decrease in net revenues from the sales of real estate during the 2002 quarter compared to the same 2001 period primarily resulted from a decrease in Core Communities’ land sales. This decrease was partially offset by an increase in home sales net revenues at Levitt and Sons. Net revenues from land sales for the quarter ended September 30, 2002 was $2.0 million as compared to $4.7 million for the same period in 2001. The 2001 land sales included the sale of a commercial tract of land for a $4.1 million gain. Net revenues from home sales for the quarter ended September 30, 2002 was $6.4 million as compared to $4.4 million for the same period in 2001. Net revenues from joint venture activities were $130,000 during the 2002 quarter and $1.4 million during the 2001 quarter.

     During the nine months ended September 30, 2002, Core Communities’ net revenues on land sales was $12.6 million as compared to $7.5 million in 2001. The 2002 land sales included the sale of two commercial properties for net revenues of $9.3 million. During the nine months ended September 30, 2002, net revenues from homes sales at Levitt and Sons were $17.7 million as compared to $12.4 million during the same 2001 period. In 2001, Levitt Companies sold a marine rental property for a $680,000 gain. Net revenues on joint venture activities were $1.5 million during the 2002 period and $2.6 million during the 2001 period.

     In April 2002, Levitt Companies acquired approximately 35% of Bluegreen Corporation’s common stock increasing the Company’s consolidated ownership in Bluegreen’s common stock to approximately 40%. Bluegreen Corporation is a developer and marketer of drive-to vacation interval resorts and planned golf and residential real estate. Levitt Companies’ investment in Bluegreen Corporation is accounted for under the equity method. Levitt Companies’ income from Bluegreen Corporation for the 2002 quarter was $941,000 and for the nine months ended September 30, 2002 was $2.5 million.

     The decrease in other non-interest income during the nine months ended September 30, 2002, compared to the same 2001 period, was primarily due to rental income associated with a marine property sold during the second quarter of 2001.

     Net interest income decreased during the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to decreases in interest from investments, resulting from lower average balances and yields.

     The significant increase in compensation and benefits during the three and nine months ended September 30, 2002 compared to the same 2001 periods primarily resulted from increases in incentive accruals and personnel resulting from the addition of several new development projects. These new projects and an increase in home deliveries also resulted in an increase in selling and other general and administrative expenses during the three and nine months ended September 30, 2002, compared to the same 2001 periods.

BankAtlantic Bancorp, Inc.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Net interest income:
Interest on trading securities	$4,452	$541	$3,911	$8,623	$1,697	$6,926
Interest expense affiliated loan and trading activities	(807)	(136)	(671)	(1,828)	(445)	(1,383)

Net interest income	3,645	405	3,240	6,795	1,252	5,543

Non-interest income:
Principal transactions	23,492	3,987	19,505	49,654	12,392	37,262
Investment banking	7,791	4,003	3,788	15,790	8,041	7,749
Commissions	22,224	2,954	19,270	41,642	9,566	32,076
Losses on sales of securities available for sale	(2,297)	—	(2,297)	(2,297)	—	(2,297)
Other	1,457	197	1,260	3,036	613	2,423

Non-interest income	52,667	11,141	41,526	107,825	30,612	77,213

Non-interest expense:
Employee compensation and benefits	39,553	7,416	32,137	80,226	23,193	57,033
Occupancy and equipment	3,526	785	2,741	7,068	2,430	4,638
Advertising and promotion	953	387	566	2,325	1,170	1,155
Amortization of goodwill	—	112	(112)	—	329	(329)
Acquisition related charges and impairments	870	—	870	4,061	—	4,061
Other	10,277	2,290	7,987	22,061	6,939	15,122

Non-interest expense	55,179	10,990	44,189	115,741	34,061	81,680

Income (loss) before income taxes	$1,133	$556	$577	$(1,121)	$(2,197)	$1,076

     The significant increase in net interest income during the three and nine months ended September 30, 2002 primarily resulted from the expansion of municipal bond trading in connection with the Gruntal transaction. Tax exempt interest income for the three and nine months ended September 30, 2002 was $1.2 million and $2.4 million, respectively. The above increase in net interest income was partially offset by the interest expense associated with $5.0 million of borrowings from the Company , as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading activity.

     During the three and nine months ended September 30, 2002, compared to the same 2001 periods, non-interest income increased by 373% and 252%, respectively. The increase was primarily the result of increased agency commissions and principal transaction revenues. These increases resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction. The above increases in revenues were partially offset by losses on the sales of mutual funds associated with a deferred compensation plan acquired in connection with the Gruntal transaction. In September 2002, Ryan Beck allowed the participants in the plan to withdraw their vested benefits upon forfeiting their unvested benefits. The mutual fund investments were sold to fund the plan distributions. There were $12.6 million of mutual fund securities available for sale at September 30, 2002.

     The increase in employee compensation and benefits during the three and nine months ended September 30, 2002, compared to the same 2001 periods, was primarily due to the additional personnel hired in connection with the Gruntal transaction. The increase in compensation expense was partially offset by a $1.4 million and $2.3 million reduction in the Gruntal nonqualified deferred compensation obligation during the three and nine months ended September 30, 2002, respectively.

     Goodwill amortization during the three and nine month periods ended September 30, 2001 represented the amortization of goodwill associated with prior acquisitions. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement 142.

BankAtlantic Bancorp, Inc.

     Acquisition related charges and impairments during the three and nine months ended September 30, 2002, included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

     The increase in other expenses during the three and nine months ended September 30, 2002 compared to the same 2001 periods, related to increased floor brokerage and clearing fees attributed to a significant increase in commission revenues. Increased rent, occupancy and communication expenses were associated with the additional offices acquired in connection with the Gruntal transaction.

Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Net interest income:
Interest and fees on loans	$461	—	461	978	21	957
Interest on investments	18	119	(101)	265	174	91
Interest on subordinated debentures, notes payable and guaranteed preferred interests in the Company’s Junior Subordinated Debentures	(4,790)	(4,358)	(432)	(12,634)	(15,077)	2,443

Net interest income	(4,311)	(4,239)	(72)	(11,391)	(14,882)	3,491

Non-interest income:
Net revenues from sales of real estate	(207)	744	(951)	(35)	734	(769)
Income from equity method investment	486	—	486	705	—	705
Gains on securities available for sale	506	2,246	(1,740)	3,836	3,744	92
Impairment of securities	(302)	(5)	(297)	(18,459)	(700)	(17,759)

Non-interest income	483	2,985	(2,502)	(13,953)	3,778	(17,731)

Non-interest expense:
Employee compensation and benefits	—	531	(531)	3,038	1,505	1,533
Impairment of goodwill	—	6,624	(6,624)	—	6,624	(6,624)
Amortization of goodwill	—	929	(929)	—	2,786	(2,786)
Other	162	544	(382)	886	585	301

Non-interest expense	162	8,628	(8,466)	3,924	11,500	(7,576)

Loss before income taxes	$(3,990)	(9,882)	5,892	(29,268)	(22,604)	(6,664)

     Interest and fees on loans for the three and nine months ended September 30, 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt Companies. Interest and fees on loans for the three and nine months ended September 30, 2001 represent interest income on a loan to a non-real estate joint venture. The interest on investments for the three and nine months ended September 30, 2002 and 2001 primarily represent interest income earned on reverse repurchase agreement investments with BankAtlantic.

     The increase in interest expense on debentures and notes payable for the 2002 quarter, compared to the same 2001 period resulted from higher average balances of trust preferred securities and notes payable. During 2002, we issued $115.4 million of trust preferred securities, increased our bank line of credit borrowings and issued $3.7 million of notes payable.

     The decrease in interest expense on debentures and notes payable for the nine months ended September 30, 2002, compared to the same 2001 period, resulted from lower average balances from the redemption of the subordinated investment notes and convertible subordinated debentures during the 2001 third quarter. The above declines in interest expense were partially offset by the issuance of trust preferred securities mentioned above.

     The net revenues from the sales of real estate resulted from the recognition and deferral of interest associated with inter-company loans to Levitt Companies. The deferred income was recognized when the real estate associated with the inter-company loans was sold.

BankAtlantic Bancorp, Inc.

     Income from equity method investment represents BankAtlantic Bancorp’s 4.9% ownership interest in the earnings of Bluegreen Corporation. In April 2002, Levitt Companies acquired an additional 35% of Bluegreen Corporation’s common stock. See the discussion above concerning the investment in Bluegreen Corporation by Levitt Companies.

     The Company sold equity securities with a book value of $4.5 million and $7.0 million during the three and nine months ended September 30, 2002 for gains shown on the above table. During the three and nine months ended September 30, 2001 the Company sold equity securities with a book value of $1.1 million and $2.8 million for gains shown on the above table.

     The Company recognized an impairment charge of $302,000 and $18.5 million during the three and nine months ended September 30, 2002, respectively, on equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. A significant portion of the impairment charge for the nine month period was related to Seisint, Inc. During 1999, the Company entered into a strategic relationship with Seisint Inc. and invested $10 million in cash and issued 848,364 shares of Class A common stock for $15 million of Seisint, Inc. common stock. Seisint is a privately held technology company, which provides marketing information, application solutions and customer relationship management applications. The Company anticipated benefits from this strategic relationship through the exchange of ideas and cooperation in the development by Seisint of technology and support systems for use by financial institutions. Additionally, both Alan B. Levan and John E. Abdo were directors of Seisint and each acquired direct and indirect interests in Seisint common stock. Because Seisint did not meet the objectives of its business plan or financial performance goals, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence of this evaluation, the Company wrote off its entire $15 million investment in Seisint during June 2002.

     The Company recognized a $5,000 and $700,000 impairment charge associated with equity securities during the three and nine-month periods ended September 30, 2001. As a result of these losses, the Company has revised its policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002 parent company equity investments totaled $4.9 million.

     During the three months ended September 30, 2002 and 2001 the Company accrued $0 and $513,000 of compensation expense related to the Ryan Beck retention pool. The participants accounts in the Ryan Beck retention pool vested on June 28, 2002. During the nine months ended September 30, 2002 and 2001, the Company accrued $1.0 million and $1.5 million of compensation expense related to the Ryan Beck retention pool established in connection with the Company’s acquisition of Ryan Beck in 1998. Also included in compensation expense for the nine months ended September 30, 2002 was $2.0 million of acquisition related expenses associated with the Gruntal transaction.

     The impairment of goodwill in 2001 related to the Company’s 1998 acquisition of Leasing Technology, Inc. (“LTI”). We concluded, during the third quarter of 2001, that LTI would not meet our performance expectations. As a consequence we closed down the offices of LTI and ceased the origination of leases.

     Goodwill amortization during the three months ended September 30, 2001 represents the amortization of goodwill associated with all acquisitions. Upon the implementation of Financial Accounting Standard Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement 142.

     Other expenses for the three months ended September 30, 2002 and 2001 primarily consist of professional fees. Included in other expenses for the three and nine months ended September 30, 2001 was a $389,000 write-off of deferred offering costs associated with the redemption of subordinated investment notes. Included in other expenses for the nine months ended September 30, 2002 was $410,000 of fees paid to Ryan Beck in connection with the underwriting of the Company’s securities.

Financial Condition

     Our total assets at September 30, 2002 were $5.7 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

•	The acquisition of Community Savings, which added approximately $969 million in assets.

•	The Gruntal transaction which added $165 million in assets which were primarily trading securities.

BankAtlantic Bancorp, Inc.

•	A $60.0 million investment in Bluegreen Corporation, a New York Stock Exchange listed company which engages in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land.

•	The purchase of a $14.3 million office facility to consolidate BankAtlantic’s headquarters and back office operations into a centralized facility.

•	Goodwill associated with the Community acquisition partially offset by the impairment of goodwill assigned to the Ryan Beck reportable segment.

•	The origination of commercial real estate and home equity loans.

•	Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory and the purchase of land for development by Core Communities.

•	Increases in deferred tax assets related to the impairment of securities.

•	Increases in cash and due from depository institutions due to higher in-transit cash letter balances.

•	Higher other assets balances associated with the acquisition and issuance of forgivable loans associated with the Gruntal transaction.

     The above increases in total assets were partially offset by:

•	Decreased balances of residential loans due to accelerated loan repayments.

•	Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities.

•	Reduction in securities available for sale related to the sale of $152.1 million of mortgage backed securities.

     The Company’s total liabilities at September 30, 2002 were $5.3 billion compared to $4.2 billion at December 31, 2001.

     The increase in total liabilities primarily resulted from:

•	The acquisition of Community Savings, which added approximately $799 million in liabilities.

•	The Gruntal transaction, which added approximately $134 million in liabilities.

•	The issuance in the aggregate of $ 115.4 million of trust preferred securities.

•	Higher due to clearing agent liability associated with Ryan Beck trading activities.

•	Additional borrowings from the Company’s bank line of credit and at Levitt Companies to fund land purchases and its investment in Bluegreen.

•	Increased other liabilities related to a higher accrued expenses and compensation associated with the Gruntal transaction.

     The above increases in total liabilities were partially offset by:

•	Lower short term borrowings associated with an increase in FHLB advance obligations and higher deposit balances.

•	A decrease in securities sold not yet purchased associated with Ryan Beck trading activities.

Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company’s annual debt service at September 30, 2002 associated with its subordinated debentures, Trust Preferred Securities, and financial institution borrowings was $20.6 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.2 million, of which $5.2 million has been declared and paid during 2002. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company, which payments are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. During 2001, the Company received $22.2 million of dividends from BankAtlantic.

     In September 2002, the Company participated in two pooled trust preferred securities offerings in which $35 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest

BankAtlantic Bancorp, Inc.

quarterly at a floating rate equal to 3-month LIBOR plus 340 basis points. The securities are redeemable after September 2007 and are due September 2032. The net proceeds to the Company from the Trust Preferred Securities offerings after underwriting discounts and expenses were approximately $34 million. The Company used the proceeds from the trust preferred securities offerings, as well as additional revolving line of credit borrowing, to redeem $43.7 million of its 9.5% trust preferred securities on November 12, 2002, at par plus accrued and unpaid distributions through the redemption date. This redemption resulted in a $1.2 million loss associated with the write-off of deferred offering costs. The funds for the redemption of the trust preferred securities were obtained from the issuance of $35 million of LIBOR based trust preferred securities and additional revolving line of credit borrowings. The annual debt service on the 9.5% trust preferred securities which were redeemed was $4.2 million.

     Certain covenants contained in a Levitt Companies loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2002.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. In April 2002 the Company borrowed $29.9 million under this credit facility to fund Levitt Companies’ investment in Bluegreen Corporation. In June 2002 the Company used a portion of the proceeds from its participation in a pooled trust preferred securities offering to reduce outstanding borrowings under this credit facility to $16 million. As a consequence of the Community acquisition, the Company requested and received from the lender under the credit facility certain waivers of financial covenants through December 31, 2002. The Company does not believe that it will need additional waivers beyond December 31, 2002. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

     BankAtlantic’s primary sources of funds during the nine-months of 2002 were from principal collected on loans, securities available for sale and investment securities held to maturity, sales of securities available for sale, borrowings from FHLB advances, securities sold under agreements to repurchase, sales of property and equipment, real estate held for sale and REO, capital contributions from BankAtlantic Bancorp and deposit inflows. These funds were primarily utilized to fund operating expenses and deposit outflows, and to fund or purchase loans, FHLB stock, tax certificates, and securities available for sale and to acquire Community. At September 30, 2002, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds will be used by BankAtlantic for general corporate purposes to support asset growth. The Subordinated Debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.

     BankAtlantic’s commitments to originate and purchase loans at September 30, 2002 were $470.7 million and $85.0 million compared to $210.1 million and $20.4 million at September 30, 2001. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $144.6 million at September 30, 2001 and zero at September 30, 2002. At September 30, 2002, loan commitments represented approximately 15.3% of net loans receivable, net.

     At the indicated date BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios

	Actual		Adequately	Well
			Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At September 30, 2002:
Total risk-based capital	$395,035	10.83%	8.00%	10.00%
Tier 1 risk-based capital	$349,410	9.58%	4.00%	6.00%
Tangible capital	$349,410	6.85%	1.50%	1.50%
Core capital	$349,410	6.85%	4.00%	5.00%
At December 31, 2001:
Total risk-based capital	$383,295	12.90%	8.00%	10.00%
Tier 1 risk-based capital	$346,057	11.65%	4.00%	6.00%
Tangible capital	$346,057	8.02%	1.50%	1.50%
Core capital	$346,057	8.02%	4.00%	5.00%

BankAtlantic Bancorp, Inc.

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Our wholly owned subsidiary, Ryan Beck, is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that Ryan Beck’s aggregate indebtedness shall not exceed 15 times net capital as defined under such provision. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1,000,000. At September 30, 2002, Ryan Beck’s regulatory net capital was approximately $12.3 million, which exceeded minimum net capital rule requirements by $11.3 million.

     Ryan Beck operates under the provisions of paragraph (K)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully-disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2002.

     Levitt Companies’ primary source of funds during the nine months ended September 30, 2002 were proceeds from the sale of real estate inventory, capital contributions and borrowings from BankAtlantic Bancorp and borrowings from financial institutions. These funds were primarily utilized to purchase real estate inventory, repay borrowings and invest in Bluegreen Corporation. In April 2002, Levitt Companies received an $18.6 million capital contribution and borrowed $30 million from the Company. Levitt Companies utilized these funds plus $5.1 million of working capital to purchase a 35% interest in Bluegreen Corporation’s common stock. Levitt Companies’ borrowings with financial institutions require Levitt Companies to comply with certain financial covenants during the term of the agreements. At September 30, 2002 Levitt Companies was in compliance with all loan agreement financial covenants.

BankAtlantic Bancorp, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were our:

•	Loan portfolio,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal Funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal Funds purchased,

•	Notes and Bonds payable

•	Subordinated Debentures,

•	Trust Preferred Securities,

•	Forward contracts,

•	Interest rate swaps, and

•	Off-balance sheet loan commitments.

     The model calculates the net potential gains and losses in net portfolio fair value by:

(i)	discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at September 30, 2002, and
(ii)	discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values.
(iii)	The difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

BankAtlantic Bancorp, Inc.

     Presented below is an analysis of the Company’s interest rate risk at September 30, 2002 as calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

	Net
	Portfolio
Changes	Value	Dollar
in Rate	Amount	Change

(dollars in thousands)
+200 bp	$521,652	$39,853
+100 bp	$523,635	$41,836
0	$481,799	$0
-100 bp	$411,516	$(70,283)
-200 bp	$335,340	$(146,459)

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

•	loan prepayment rates,

•	deposit decay rates,

•	market values of certain assets under the representative interest rate scenarios, and

•	re-pricing of certain deposits and borrowings

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

Equity Price Risk

     The Company maintains a portfolio of trading and available for sale securities which subjects the Company to equity pricing risks. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by trading securities, securities sold not yet purchased and available for sale securities. The following are hypothetical changes in the fair value of our securities sold, not yet purchased, trading and available for sale securities at September 30, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

		Available	Securities
Percent	Trading	for Sale	Sold Not
Change in	Securities	Securities	Yet	Dollar
Fair Value	Fair Value	Fair Value	Purchased	Change

	(dollars in thousands)
20%	$199,418	$16,901	$(39,641)	$29,446
10%	$182,800	$15,492	$(36,337)	$14,723
0%	$166,182	$14,084	$(33,034	$—
(10)%	$149,564	$12,676	$(29,731)	$(14,723)
(20)%	$132,946	$11,267	$(26,427)	$(29,446)

BankAtlantic Bancorp, Inc.

     Excluded from the above table are $3.4 million of investments in private companies for which no current market exists. The ability to realize on or liquidate our investments will depend on future market conditions and is subject to significant risk.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, not yet purchased and futures contracts. Securities sold, not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosures controls and procedures are effective to ensure that all material information relating to us and our consolidated subsidiaries required to be included in this quarterly report has been made known to them in a timely fashion. No significant changes were made in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

BankAtlantic Bancorp, Inc.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2002, Ryan, Beck & Co., a subsidiary of the Company, acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”). Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. Ryan Beck has been named in these actions as a “successor” in interest to Gruntal. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While the Company does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely effect the Company’s historical financial statements. In October 2002 Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV

Exhibit 10.2	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032

Exhibit 10.3	Amended and Restated Trust Agreement of BBC Capital Trust V

Exhibit 10.4	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032

Exhibit 11	Statement re: Computation of Per Share Earnings

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K filed on October 2, 2002 for the purpose of announcing the sale of $35 million of trust preferred securities.

Form 8-K filed on October 10, 2002 for the purpose of announcing the call for redemption of $43.7 million of 9.5% trust preferred securities.

Form 8-K filed on October 11, 2002 for the purpose of disclosing the cumulative effect of a change in accounting principle upon the adoption of FASB Statement 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

November 14, 2002	By: /s/Alan B. Levan

Date	Alan B. Levan Chief Executive Officer/ Chairman/President

November 14, 2002	By: /s/James A. White

Date	James A. White Executive Vice President, Chief Financial Officer

BankAtlantic Bancorp, Inc.

I, James A. White, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of BankAtlantic Bancorp, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By: /s/ James A. White

James A. White, Chief Financial Officer

BankAtlantic Bancorp, Inc.

I, Alan B. Levan, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of BankAtlantic Bancorp, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
By: /s/Alan B. Levan

Alan B. Levan, Chief Executive Officer