Form 10-Q/A
period 2002-06-30
BANKATLANTIC BANCORP INC
filed 2003-02-21
CIK 921768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

 Restatement - As discussed in Note A in the notes to the condensed consolidated financial statements, the Company announced on February 5, 2003, that it had restated its previously reported 2002 second and third quarter financial statements. The restatement reflects a change associated with accounting policy used to account for mutual fund assets acquired in connection with the acquisition by Ryan Beck of certain of the assets and the assumption of certain of the liabilities of Gruntal & Co. The Company initially recorded the mutual fund assets based on accounting principles applicable to BankAtlantic Bancorp instead of the specialized industry accounting principles applicable to broker dealers.


                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                     PAGE
REFERENCE

Item 1.  Financial Statements                                                        1-22

       Consolidated  Statements  of  Financial  Condition  -  June  30,  2002
          (as restated) and 2001 and December 31, 2001 - Unaudited                   4

       Consolidated Statements of Operations - For the Three and Six Months
          Ended June 30, 2002 (as restated) and 2001 - Unaudited                     5-6

       Consolidated Statements of Stockholders' Equity and Comprehensive Income -
          For the Six Months Ended June 30, 2002 (as restated)
          and 2001 - Unaudited                                                       7

       Consolidated Statements of Cash Flows - For the Six Months Ended
          June 30, 2002 (as restated) and 2001 - Unaudited                           8-9

       Notes to Consolidated Financial Statements - Unaudited                        10-22


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               23-39

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             40-41

        Signatures                                                                   42

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                       BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED


                                                                                 JUNE 30,           DECEMBER 31,          JUNE 30,
(In thousands, except share data)                                                  2002                2001                 2001
                                                                                -----------         -----------         -----------
                                                                              (As Restated)
ASSETS
Cash and due from depository institutions                                       $   150,468         $   120,049         $    98,254
Securities purchased under resell agreements                                            149                 156               1,018
Investment securities and tax certificates
  (approximate fair value: $461,020 $434,470 and $362,616)                          453,778             428,718             356,179
Loans receivable, net                                                             3,564,143           2,774,238           2,972,548
Securities available for sale (at fair value)                                       767,648             843,867             866,097
Trading securities (at fair value)                                                  244,000              68,296              31,113
Accrued interest receivable                                                          36,687              33,706              37,087
Real estate held for development and sale and joint ventures                        232,765             178,273             154,546
Equity method investment                                                             58,205                  --                  --
Office properties and equipment, net                                                 92,740              61,685              61,649
Federal Home Loan Bank stock, at cost which approximates fair value                  60,732              56,428              56,428
Deferred tax asset, net                                                              38,857              17,879              17,495
Goodwill                                                                             98,633              39,859              48,463
Core deposit intangible asset                                                        14,664                  --                  --
Other assets                                                                         97,030              31,332              55,220
                                                                                -----------         -----------         -----------
         Total assets                                                           $ 5,910,499         $ 4,654,486         $ 4,756,097
                                                                                ===========         ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                                        $ 2,980,098         $ 2,276,567         $ 2,370,505
Advances from FHLB                                                                1,218,926           1,106,030           1,128,555
Securities sold under agreements to repurchase                                      491,735             406,070             107,000
Federal funds purchased                                                              80,000              61,000             438,714
Subordinated debentures, notes and bonds payable                                    195,243             131,428             220,508
Guaranteed preferred beneficial interests in Company's
  Junior Subordinated Debentures                                                    155,125              74,750              74,750
Securities sold not yet purchased                                                    68,325              38,431              40,250
Due to clearing agent                                                                94,312               9,962                  --
Other liabilities                                                                   165,300             114,575             101,402
                                                                                -----------         -----------         -----------
         Total liabilities                                                        5,449,064           4,218,813           4,481,684
                                                                                -----------         -----------         -----------

Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
    none issued and outstanding                                                          --                  --                  --
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 53,392,502, 53,203,159 and 31,794,761 shares                  534                 532                 318
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares                      49                  49                  49
Additional paid-in capital                                                          253,127             251,202             104,237
Unearned compensation - restricted stock grants                                      (1,285)             (1,359)               (290)
Retained earnings                                                                   199,875             170,349             157,910
                                                                                -----------         -----------         -----------
Total stockholders' equity before accumulated other comprehensive income            452,300             420,773             262,224
Accumulated other comprehensive income                                                9,135              14,900              12,189
                                                                                -----------         -----------         -----------
         Total stockholders' equity                                                 461,435             435,673             274,413
                                                                                -----------         -----------         -----------
         Total liabilities and stockholders' equity                             $ 5,910,499         $ 4,654,486         $ 4,756,097
                                                                                ===========         ===========         ===========



           See Notes to Consolidated Financial Statements - Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                         FOR THE THREE MONTHS             FOR THE SIX MONTHS
(In thousands, except share and per share data)                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                                       -------------------------       -------------------------
Interest income:                                                         2002            2001            2002            2001
                                                                       ---------       ---------       ---------       ---------
                                                                      (As Restated)                   (As Restated)
Interest and fees on loans and leases                                  $  59,325       $  61,580       $ 106,396       $ 125,431
Interest and dividends on securities available for sale                   11,804          13,284          23,870          26,649
Interest and dividends on other investment and trading securities         11,578           8,792          20,279          17,828
                                                                       ---------       ---------       ---------       ---------
        Total interest income                                             82,707          83,656         150,545         169,908
                                                                       ---------       ---------       ---------       ---------
INTEREST EXPENSE:
Interest on deposits                                                      17,106          23,089          32,432          47,533
Interest on advances from FHLB                                            15,676          14,660          30,596          29,361
Interest on securities sold under agreements to repurchase
  and federal funds purchased                                              2,113           7,142           3,497          16,774
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures                                                  6,473           6,579          11,081          13,327
Capitalized interest on real estate developments and
  joint ventures                                                          (1,613)         (1,447)         (2,831)         (3,018)
                                                                       ---------       ---------       ---------       ---------
        Total interest expense                                            39,755          50,023          74,775         103,977
                                                                       ---------       ---------       ---------       ---------
NET INTEREST INCOME                                                       42,952          33,633          75,770          65,931
Provision for loan losses                                                  6,139           4,040           8,704           6,801
                                                                       ---------       ---------       ---------       ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       36,813          29,593          67,066          59,130
                                                                       ---------       ---------       ---------       ---------
NON-INTEREST INCOME:
Investment banking income                                                 35,932          10,202          48,980          19,055
Net revenues from sales of real estate                                    12,466           7,398          24,443          13,341
Income from equity method investment                                       1,741              --           1,741              --
Service charges on deposits                                                5,688           3,890          10,550           7,770
Other service charges and fees                                             3,550           3,811           6,655           7,372
Gains on trading securities and securities available for sale              3,083           1,695           6,122           2,051
Impairment of securities                                                 (18,157)           (474)        (18,157)           (695)
Other                                                                      4,990           1,947           6,859           4,262
                                                                       ---------       ---------       ---------       ---------
        Total non-interest income                                         49,293          28,469          87,193          53,156
                                                                       ---------       ---------       ---------       ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits                                        54,215          23,152          81,228          46,751
Occupancy and equipment                                                   11,348           6,953          18,492          13,836
Advertising and promotion                                                  3,680           2,407           5,879           3,919
Amortization of intangible assets                                            454           1,049             454           2,074
Restructuring charges and impairment writedowns                            1,007            (219)          1,007            (219)
Acquisition related charges and impairments                                3,922              --           4,996              --
Other                                                                     18,857          11,483          30,241          21,657
                                                                       ---------       ---------       ---------       ---------
        Total non-interest expense                                        93,483          44,825         142,297          88,018
                                                                       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                   (7,377)         13,237          11,962          24,268
Provision (benefit) for income taxes                                      (3,890)          4,632           2,869           8,838
                                                                       ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                              (3,487)          8,605           9,093          15,430
Extraordinary item (less applicable income taxes of $2,711)               23,810              --          23,810              --
Cumulative effect of a change in accounting principle
  (less applicable income taxes of $683)                                      --              --              --           1,138
                                                                       ---------       ---------       ---------       ---------
NET INCOME                                                                20,323           8,605          32,903          16,568
Amortization of goodwill, net of tax                                          --             978              --           1,969
                                                                       ---------       ---------       ---------       ---------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                   $  20,323       $   9,583       $  32,903       $  18,537
                                                                       =========       =========       =========       =========

                                                                     (CONTINUED)


           See Notes to Consolidated Financial Statements - Unaudited

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                        FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                                   -----------------------------    ----------------------------
                                                                       2002             2001            2002            2001
                                                                   ------------     ------------    ------------    ------------
                                                                  (As Restated)                     (As Restated)
EARNINGS PER SHARE
Basic earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle            $      (0.06)    $       0.24    $       0.16    $       0.42
Basic earnings per share from extraordinary item                           0.41               --            0.41              --
Basic earnings per share from cumulative effect of a change
  in accounting principle                                                    --               --              --            0.03
                                                                   ------------     ------------    ------------    ------------
Basic earnings per share                                                   0.35             0.24            0.57            0.45
Basic earnings per share from amortization of goodwill                       --             0.03              --            0.05
                                                                   ------------     ------------    ------------    ------------
Basic earnings per share adjusted for goodwill amortization        $       0.35    $       0.27    $       0.57    $       0.50
                                                                   ============     ============    ============    ============

Diluted earnings (loss) per share before extraordinary item and
  cumulative effect of a change in accounting principle            $      (0.06)    $       0.19    $       0.15    $       0.34
Diluted earnings per share from extraordinary item                         0.41               --            0.39              --
Diluted earnings per share from cumulative effect of a change
  in accounting principle                                                    --               --              --            0.03
                                                                   ------------     ------------    ------------    ------------
Diluted earnings per share                                                 0.35             0.19            0.54            0.37
Diluted earnings per share from amortization of goodwill                     --             0.02              --            0.04
                                                                   ------------     ------------    ------------    ------------
Diluted earnings per share adjusted for goodwill amortization      $       0.35     $       0.21    $       0.54    $       0.41
                                                                   ============     ============    ============    ============

Basic weighted average number of common shares outstanding           57,973,880       36,535,810      57,918,382      36,519,091
                                                                   ============     ============    ============    ============
Diluted weighted average number of common and common
  equivalent shares outstanding                                      57,973,880       51,275,621      60,887,362      50,909,002
                                                                   ============     ============    ============    ============


           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002 - UNAUDITED

                                                                                                    Unearned   Accumul-
                                                                                                    Compen-     ated
                                                                           Addi-                    sation      Other
                                                       Compre-             tional                  Restricted  Compre-
                                                       hensive   Common    Paid-in      Retained     Stock     hensive
(In thousands)                                         Income     Stock    Capital      Earnings     Grants     Income     Total
                                                      ---------  ------- -----------  ------------ ----------  --------- ----------
                                                   (As Restated)                     (As Restated)        (As Restated)(As Restated)
BALANCE, DECEMBER 31, 2000                                       $  366  $  103,745   $   143,471  $    (391)  $  1,630  $ 248,821
  Net income                                          $  16,568      --          --        16,568         --         --     16,568
                                                      ---------
  Other comprehensive income, net of tax:
   Unrealized gain on securities available
       for sale                                          10,515
  Accumulated gains associated with cash flow hedge         301
  Reclassification adjustment for net gain
     included in net income                                (257)
                                                      ---------
  Other comprehensive income                             10,559
                                                      ---------
Comprehensive income                                  $  27,127
                                                      =========
Dividends on Class A Common Stock                                    --          --        (1,876)        --         --     (1,876)
Dividends on Class B Common Stock                                    --          --          (253)        --         --       (253)
Exercise of Class A common stock options                              1         404            --         --         --        405
Tax effect relating to the exercise of
   stock options                                                     --          63            --         --         --         63
Issuance of Class A common stock upon
  conversion of subordinated debentures                              --          25            --         --         --         25
Amortization of  unearned compensation  -
   restricted stock grants                                           --          --            --        101         --        101
Net change in accumulated other comprehensive
  income, net of income taxes                                        --          --                       --     10,559     10,559
                                                                 ------- -----------  ------------ ----------  --------- ----------
BALANCE, JUNE 30, 2001                                           $  367  $  104,237   $   157,910  $    (290)  $ 12,189  $ 274,413
                                                                 ======= ===========  ============ ==========  ========= ==========

BALANCE, DECEMBER 31, 2001                                       $  581  $  251,202   $   170,349  $  (1,359)  $ 14,900  $ 435,673
  Net income                                          $  32,903      --          --        32,903         --         --     32,903
                                                      ---------
  Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale        (888)
   Accumulated loss associated with cash flow hedges       (836)
   Reclassification adjustment for cash flow hedges         264
   Reclassification adjustment for net gain
       included in net income                            (4,305)
                                                      ---------
  Other comprehensive loss                               (5,765)
                                                      ---------
Comprehensive income                                  $  27,138
                                                      =========
Dividends on Class A Common Stock                                    --          --        (3,095)        --         --     (3,095)
Dividends on Class B Common Stock                                    --          --          (282)        --         --       (282)
Issuance of Class A common stock                                      2         870            --         --         --        872
Tax effect relating to the exercise of
   stock options                                                     --         365            --         --         --        365
Issuance of Class A common stock upon
  conversion of subordinated debentures                              --          25            --         --         --         25
Issuance of equity method investment common stock                    --        (105)           --         --         --       (105)
Issuance of subsidiary stock options                                 --         770            --         --         --        770
Amortization of  unearned compensation  -
   restricted stock grants                                           --          --            --         74         --         74
Net change in accumulated other comprehensive
  income, net of income taxes                                        --          --            --         --     (5,765)    (5,765)
                                                                 ------- -----------  ------------ ----------  --------- ----------
BALANCE, JUNE 30, 2002                                           $  583  $  253,127   $   199,875  $  (1,285)  $  9,135  $ 461,435
                                                                 ======= ===========  ============ ==========  ========= ==========


           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       FOR THE SIX MONTHS
(In thousands)                                                                            ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                      2002              2001
                                                                                    ---------         ---------
                                                                                  (As Restated)
OPERATING ACTIVITIES:
Income before cumulative effect of a change in
  accounting principle                                                              $   9,093         $  15,430
Cumulative effect of a change in accounting principle, net of tax                          --             1,138
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED) PROVIDED IN OPERATING
   ACTIVITIES:
Provision for credit losses *                                                           9,698             7,573
Change in real estate inventory                                                       (39,572)           (1,131)
Equity in joint venture earnings                                                       (1,939)           (1,196)
Equity in earnings from equity method investment                                       (1,741)               --
Net collections (originations) of loans held for sale activity                         14,714           (17,813)
Proceeds from sales of loans classified as held for sale                                2,070            13,002
Gains on securities activities                                                         (6,122)           (2,051)
Impairment of securities                                                               18,157               695
Losses (gains) on sales of property and equipment                                         336              (367)
Gains on sales of in-store branches                                                      (384)               --
Property and equipment impairment                                                         205                --
Acquisition related impairment                                                            515                --
Depreciation, amortization and accretion, net                                           2,221             3,298
Amortization of intangible assets                                                         454             2,074
(Increase) decrease  in deferred tax asset, net                                       (16,127)            2,667
Issuance of subsidiary stock options                                                      770                --
Trading activities, net                                                               (23,795)           12,444
(Increase) decrease in accrued interest receivable                                       (161)            6,959
Increase in other assets                                                              (28,250)          (25,335)
Decrease in due to clearing agent                                                     (17,355)               --
Increase in securities sold not yet purchased                                          28,616             1,819
Increase in other liabilities                                                          21,951            13,013
                                                                                    ---------         ---------
Net cash  (used) provided in operating activities                                     (26,646)           32,219
                                                                                    ---------         ---------
INVESTING ACTIVITIES:
Proceeds from redemption and maturities of investment
  securities and tax certificates                                                     100,071           129,813
Purchase of investment securities and tax certificates                               (142,246)         (102,085)
Purchases of securities available for sale                                           (211,928)         (237,894)
Proceeds from sales and maturities of securities available for sale                   363,345          229,391
Proceeds from sales of FHLB stock                                                       6,509               512
FHLB stock acquired                                                                    (2,750)           (5,000)
Purchases and net (originations) collections of loans and leases                     (204,512)         (123,899)
Proceeds from sales of real estate owned                                                3,002             3,490
Net additions to office property and equipment                                        (16,265)           (5,586)
Increase in equity method investment                                                  (53,736)               --
Repayments of and (investments in) joint ventures                                       3,143            (4,464)
Acquisitions, net of cash acquired                                                    (52,783)             (655)
                                                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                                (208,150)         (116,377)
                                                                                    ---------         ---------
FINANCING ACTIVITIES:
Net increase in deposits                                                               87,045           136,020
Reduction in deposits from sale of in-store branches                                  (22,241)               --
Repayments of FHLB advances                                                           (99,450)         (275,246)
Proceeds from FHLB advances                                                            75,000           365,000
Net increase (decrease) in securities sold under agreements
  to repurchase                                                                        85,665          (220,788)
Net increase in federal funds purchased                                                19,000            97,300
Repayment of notes and bonds payable                                                  (33,891)          (27,333)
Proceeds from notes and bonds payable                                                  76,315            23,508
Issuance of common stock                                                                  872               405
Issuance of equity method investment common stock                                        (105)               --
Issuance of trust preferred securities                                                 80,375                --
Common stock dividends paid                                                            (3,377)           (2,129)
                                                                                    ---------         ---------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                             265,208            96,737
                                                                                    ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  30,412            12,579
Cash and cash equivalents at beginning of period                                      120,205            86,693
                                                                                    ---------         ---------
Cash and cash equivalents at end of period                                          $ 150,617         $  99,272
                                                                                    =========         =========

     See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           FOR THE SIX MONTHS
(In thousands)                                                                ENDED JUNE 30,
                                                                        -------------------------
                                                                          2002             2001
                                                                        --------         --------
                                                                      (As Restated)
Interest paid                                                           $ 76,827         $108,908
Income taxes paid                                                         14,013           10,875
Loans transferred to real estate owned                                    10,822            2,375
Loan net charge-offs                                                      15,349           10,113
Tax certificate net charge-offs (recoveries)                               1,178            1,327
Increase in equity for the tax effect related to the exercise of
  employee stock options                                                     365               63
Transfer of securities available for sale to equity
  method investment                                                        2,728               --
Issuance of notes payable under the Ryan Beck deferred
  compensation plan                                                        3,675               --
Change in other comprehensive income                                      (5,765)          10,559
Change in deferred taxes on other comprehensive income                    (2,460)           5,811
Issuance of Class A Common Stock upon conversion of
   subordinated debentures                                                    25               --

* Provision for credit losses represents provision for loan losses, REO and tax certificates.




           See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note A. RESTATEMENT
-------------------

     On April 26, 2002 Ryan Beck & Co. ("Ryan Beck") acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC. ("GMS"), a wholly-owned subsidiary of Gruntal. In connection with the Gruntal transaction, Ryan Beck assumed a nonqualified deferred compensation plan and mutual fund assets associated with the plan. With the prior concurrence of the Company's independent accountants, the Company accounted for these mutual fund assets based on accounting principles applicable to BankAtlantic Bancorp, and accordingly, the assets were accounted for as securities available for sale. The effect of this treatment was that changes in the fair value of the mutual fund assets were recorded in other comprehensive income in the equity section of the Company's statement of financial position. Recently, the Company determined, with the concurrence of its independent accountants, that the accounting treatment for recording changes in the value of the plan's mutual funds during the second and third quarters was inappropriate, and that those assets were required to be treated in accordance with the specialized industry accounting principles applicable to broker dealers, which require including changes in the fair value of the mutual funds as an adjustment to broker/dealer operations income in the Company's consolidated statement of operations.

     Based on such treatment, the Company has restated its Financial Statements as follows:

              Line items Restated on Consolidated Statement of Financial Condition-Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                         As Reported          As Restated
                                                                           June 30,             June 30,
                                                                             2002                2002
                                                                       -----------------------------------------------------
Securities available for sale (at fair value)                             $    801,516           767,648
Trading securities (at fair value)                                             210,132           244,000
Retained earnings                                                              201,129           199,875
Total stockholders' equity before accumulated
  other comprehensive income                                                   453,554           452,300

Accumulated other comprehensive income                                     $     7,881             9,135
============================================================================================================================
============================================================================================================================
                          Line items Restated on Consolidated Statement of Operations - Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                                For the Three Months
                                                                               Ended June 30, 2002
                                                                       -----------------------------------------------------
                                                                        As Reported          As Restated
                                                                       -----------------------------------------------------
Investment banking income                                           $  37,862                $    35,932


Total non-interest income                                              51,223                     49,293
Income (loss) before income taxes, extraordinary
  item and cumulative effect of a change in
  accounting principle                                                 (5,447)                    (7,377)

Provision (benefit) for income taxes                                   (3,214)                    (3,890)
Income (loss) before extraordinary item and
  cumulative effect of a change in
  accounting principle                                                 (2,233)                    (3,487)

Net income                                                             21,577                     20,323
Basic earnings (loss) per share before
  extraordinary item and cumulative effect of a
  change in accounting principle                                       (0.04)                     (0.06)

Basic earnings per share                                               0.37                        0.35

Basic earnings per share adjusted for goodwill amortization            0.37                        0.35
Diluted earnings (loss) per share before
  extraordinary item and cumulative effect of a
  change in accounting principle                                       (0.04)                     (0.06)

Diluted earnings per share                                             0.37                        0.35

Diluted earnings per share adjusted for goodwill amortization      $   0.37                        0.35
============================================================================================================================
                          Line items Restated on Consolidated Statement of Operations - Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                               For the Six Months
                                                                               Ended June 30, 2002
                                                                       -----------------------------------------------------
                                                                        As Reported          As Restated
                                                                       -----------------------------------------------------
Investment banking income                                             $50,910               $    48,980


Total non-interest income                                              89,123                    87,193
Income (loss) before income taxes, extraordinary
  item and cumulative effect of a change in
  accounting principle                                                 13,892                    11,962

Provision (benefit) for income taxes                                   3,545                      2,869
Income (loss) before extraordinary item and
  cumulative effect of a change in
  accounting principle                                                 10,347                     9,093

Net income                                                             34,157                    32,903
Basic earnings (loss) per share before
  extraordinary item and cumulative effect of a
  change in accounting principle                                       0.18                        0.16

Basic earnings per share                                               0.59                        0.57

Basic earnings per share adjusted for goodwill amortization            0.59                        0.57
Diluted earnings (loss) per share before
  extraordinary item and cumulative effect of a
  change in accounting principle                                       0.17                        0.15

Diluted earnings per share                                             0.56                        0.54

Diluted earnings per share adjusted for goodwill amortization          0.56                        0.54
============================================================================================================================
============================================================================================================================
               Line items Restated on Statement of Stockholders' Equity and Comprehensive Income - Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                               For the Six Months
                                                                              Ended June 30, 2002
                                                                       -----------------------------------------------------
                                                                        As Reported          As Restated
                                                                       -----------------------------------------------------
Net Income                                                            $34,157                $   32,903

Other comprehensive income, net of tax
  Unrealized loss on securities available for sale                     (2,142)                     (888)
  Net change in accumulated other comprehensive income,
    net of income taxes                                                (7,019)                   (5,765)


============================================================================================================================
============================================================================================================================
                          Line items Restated on Consolidated Statement of Cash Flows - Unaudited
----------------------------------------------------------------------------------------------------------------------------
                                                                           For the Six Months
                                                                           Ended June 30, 2002
                                                                       -----------------------------------------------------
                                                                        As Reported       As Restated
                                                                       -----------------------------------------------------
Operating activities:
Income before cumulative effect of a change in
  accounting principle                                                 10,347                 9,093

(Increase) decrease in deferred tax asset, net                         (15,451)             (16,127)

Trading activities, net                                                (23,073)             (23,795)

Net cash (used) provided in operating activities                       (23,994)             (26,646)
Investing activities:

Purchases of securities available for sale                            (212,650)            (211,928)
Proceeds from sales and maturities of securities available
  for sale                                                             361,415               363,345
Net cash used from investing activities                               (210,802)             (208,150)
Supplemental disclosure of non-cash items

Change in other comprehensive income                                   (7,019)               (5,765)

Change in deferred taxes on other comprehensive income                 (3,136)               (2,460)
============================================================================================================================

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

(in thousands)                                      COMMUNITY            GRUNTAL                 TOTAL
                                                   -----------         -----------            -----------
                                                                      (As Restated)          (As Restated)
Cash and interest earning deposits                 $   124,977         $       886            $   125,863
Securities available for sale                           79,768                  --                 79,768
Trading securities                                          --             151,909                151,909
Loans receivable, net                                  621,964                  --                621,964
FHLB Stock                                               8,063                  --                  8,063
Investments and advances to joint
ventures                                                16,122                  --                 16,122
Goodwill                                                58,775                  --                 58,775
Core deposit intangible asset                           15,117                  --                 15,117
Other assets                                            45,070              12,597                 57,667
                                                   -----------         -----------            -----------

   Fair value of assets acquired                       969,856             165,392              1,135,248
                                                   -----------         -----------            -----------
Deposits                                               639,111                  --                639,111
FHLB advances                                          138,981                  --                138,981
Other borrowings                                        14,291               3,427                 17,718
Securities sold not yet purchased                           --               1,201                  1,201
Payable to clearing broker                                  --             101,705                101,705
Other liabilities                                        6,674              27,402(1)              34,076
                                                   -----------         -----------            -----------

   Fair value of liabilities assumed                   799,057             133,735                932,792
Fair value of net assets acquired over cost                 --             (23,810)(2)            (23,810)
                                                   -----------         -----------            -----------
Purchase price                                         170,799               7,847                178,646
Cash acquired                                         (124,977)               (886)              (125,863)
                                                   -----------         -----------            -----------
Purchase price net of cash acquired                $    45,822         $     6,961            $    52,783
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

                                                                FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                                          JUNE 30, 2002            JUNE 30, 2001
                                               --------------------------        -------------------------
(in thousands)                                 HISTORICAL       PRO FORMA        HISTORICAL      PRO FORMA
                                               ----------       ---------        ----------      ---------
                                              (As Restated)    (As Restated)
Interest income                                 $ 82,707         $ 84,156         $ 83,656        $105,141
Interest expense                                  39,755           44,172           50,023          61,736
Provision for loan losses                          6,139            6,139            4,040           4,130
                                                --------         --------         --------        --------
Net interest income after provision for
  loan losses                                     36,813           33,845           29,593          39,275
                                                --------         --------         --------        --------
Income (loss) before extraordinary item         $ (3,487)        $ (3,615)        $  8,605        $  7,449
                                                ========         ========         ========        ========
Basic earnings (loss) per share before
  extraordinary item                            $  (0.06)        $  (0.06)        $   0.24        $   0.20
                                                ========         ========         ========        ========
Diluted earnings (loss) per share before
  extraordinary item                            $  (0.06)        $  (0.06)        $   0.19        $   0.17
                                                ========         ========         ========        ========

                                                                       FOR THE SIX MONTHS ENDED
                                                      ---------------------------------------------------------
                                                            JUNE 30, 2002                   JUNE 30, 2001
                                                      -------------------------       -------------------------
 (in thousands)                                       HISTORICAL      PRO FORMA       HISTORICAL      PRO FORMA
                                                      ----------      ---------       ----------      ---------
                                                     (As Restated)  (As Restated)
Interest income                                        $150,545        $169,007        $169,908        $213,851
Interest expense                                         74,775          82,085         103,977         128,231
Provision for loan losses                                 8,704          10,748           6,801           6,981
                                                       --------        --------        --------        --------
Net interest income after provision for
  loan losses                                            67,066          76,174          59,130          78,639
                                                       --------        --------        --------        --------
Income before extraordinary item and cumulative
  effect of a change in accounting principles          $  9,093        $  5,877        $ 15,430        $ 10,572
                                                       ========        ========        ========        ========
Basic earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle                                 $   0.16        $   0.10        $   0.42        $   0.29
                                                       ========        ========        ========        ========
Diluted earnings per share before extraordinary
  item and cumulative effect of a change in
  accounting principle                                 $   0.15        $   0.10        $   0.34        $   0.25
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

6. TRADING SECURITIES AND SECURITIES SOLD NOT YET PURCHASED


     The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Also included within trading securities are gains and losses resulting from changes in the value of mutual fund assets that were acquired in the Gruntal tranaction and are associated with the assumed nonqualified deferred compensation plan.

     Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Included in investment banking income during the three and six months ended June 30, 2002, respectively, was realized net revenues from Ryan Beck's principal transactions of $15.4 million and $22.9 million compared to net revenues of $3.9 million and $8.4 million during the same 2001 periods.

        Ryan Beck's trading securities consisted of the following (in thousands):

                                    JUNE 30,       DECEMBER 31,      JUNE 30,
                                      2002            2001            2001
                                    --------       ------------      --------
                                  (As Restated)
States and municipalities           $133,448        $  7,593        $  9,791
Corporate debt securities             19,535          20,989             290
U.S. Government and agencies          46,306          32,308          16,640
Mutual Funds                          33,868              --              --
Corporate equities                    10,843           7,406           4,094
Certificates of deposit                   --              --             298
                                    --------        --------        --------
                                    $244,000        $ 68,296        $ 31,113
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
                                         =======        =======        =======        =======

9.  COMPREHENSIVE INCOME


        The income tax provision relating to the comprehensive income reclassification adjustment in the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001 was $2.4 million and $145,000, respectively. Comprehensive income for the three months ended June 30, 2002 and 2001 was $17.3 million and $11.0 million, respectively.

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

BANKATLANTIC BANCORP, INC.

        The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three months ended June 30, 2002 and 2001:

                                           BANK OPERATIONS
                               ---------------------------------------
                                  BANK        COMMERCIAL     COMMUNITY     LEVITT                   PARENT        SEGMENT
(IN THOUSANDS)                 INVESTMENTS      BANKING       BANKING     COMPANIES   RYAN, BECK    COMPANY        TOTALS
                               -----------    -----------    ---------    ---------   ----------    ---------    ----------
                                                                                     (As Restated)             (As Restated)
2002
Interest income                 $   46,354    $    26,906    $   6,514    $     477    $   3,125    $     454    $   83,830
Interest expense and overhead      (31,477)       (15,767)      (3,963)        (312)        (313)      (4,522)      (56,354)
Provision for loan losses               59         (5,933)        (265)           0            0            0        (6,139)
Non-interest income                  3,101            752        2,538       11,490       39,598      (17,845)       39,634
Segment profits and losses
 before taxes                       14,107          2,571       (1,092)       5,805       (4,417)     (24,351)       (7,377)
Provision for income taxes           3,753            684         (290)       2,032       (1,546)      (8,523)       (3,890)
                                ----------    -----------    ---------    ---------    ---------    ---------    ----------
Segment net income (loss)       $   10,354    $     1,887    $    (802)   $   3,773    $  (2,871)   $ (15,828)   $   (3,487)
                                ==========    ===========    =========    =========    =========    =========    ==========

Segment average assets          $2,891,958    $ 1,616,326    $ 406,204    $ 273,357    $ 218,784    $  98,436    $5,505,065
                                ==========    ===========    =========    =========    =========    =========    ==========

2001
Interest income                 $   46,487    $    30,178    $   7,016    $     344    $     580    $     (34)   $   84,571
Interest expense and overhead      (35,687)       (17,761)      (4,225)         (60)        (206)      (5,118)      (63,057)
Provision for loan losses               43         (5,404)       1,321            0            0            0        (4,040)
Non-interest income                    589            868        2,868        8,106       10,338          758        23,527
Segment profits and losses
 before taxes                        9,856          6,234        1,837        2,078         (915)      (5,853)       13,237
Provision for income taxes           3,621          2,291          675          421         (327)      (2,049)        4,632
                                ----------    -----------    ---------    ---------    ---------    ---------    ----------
Segment net income (loss)       $    6,235    $     3,943    $   1,162    $   1,657    $    (588)   $  (3,804)   $    8,605
                                ==========    ===========    =========    =========    =========    =========    ==========

Segment average assets          $2,654,965    $ 1,360,428    $ 323,421    $ 166,661    $  76,306    $ 108,570    $4,690,351
                                ==========    ===========    =========    =========    =========    =========    ==========

BANKATLANTIC BANCORP, INC.


        The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2002 and 2001:

                                           BANK OPERATIONS
                                ----------------------------------------
                                   BANK        COMMERCIAL     COMMUNITY      LEVITT                        PARENT        SEGMENT
(IN THOUSANDS)                  INVESTMENTS      BANKING       BANKING      COMPANIES     RYAN, BECK       COMPANY         TOTAL
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
                                                                                         (As Restated)                 (As Restated)
2002
Interest income                 $    84,073    $    50,837    $   12,010    $      891    $     3,823    $       764    $   152,398
Interest expense and overhead       (58,362)       (29,745)       (7,179)         (313)          (641)        (7,845)      (104,085)
Provision for loan losses              (141)        (8,148)         (415)            0              0              0         (8,704)
Non-interest income                   3,289          1,380         4,727        23,831         53,196        (14,827)        71,596
Segment profits and losses
 before taxes                        22,343          8,354        (1,363)       12,093         (4,184)       (25,281)        11,962
Provision for income taxes            6,631          2,704          (385)        4,233         (1,464)        (8,850)         2,869
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
Segment net income (loss)       $    15,712    $     5,650    $     (978)   $    7,860    $    (2,720)   $   (16,431)   $     9,093
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

Segment average assets          $ 2,615,383    $ 1,565,515    $  371,653    $  168,502    $    66,836    $   102,944    $ 4,890,833
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

2001
Interest income                 $    93,106    $    62,153    $   14,613    $      795    $     1,156    $         9    $   171,832
Interest expense and
overhead                            (71,332)       (36,954)       (8,927)         (150)          (309)       (10,734)      (128,406)
Provision for loan losses              (120)        (9,650)        2,969             0              0              0         (6,801)
Non-interest income                     711          1,595         5,625        14,775         19,471          1,080         43,257
Segment profits and losses
 before taxes                        18,636         14,201         3,277         3,629         (2,753)       (12,722)        24,268
Provision for income taxes            6,923          5,287         1,217           844           (980)        (4,453)         8,838
                                -----------    -----------    ----------    ----------    -----------    -----------    -----------
Segment net income (loss)       $    11,713    $     8,914    $    2,060    $    2,785    $    (1,773)   $    (8,269)   $    15,430
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

Segment average assets          $ 2,624,098    $ 1,308,896    $  364,290    $  166,210    $    68,064    $    97,882    $ 4,629,440
                                ===========    ===========    ==========    ==========    ===========    ===========    ===========

BANKATLANTIC BANCORP, INC.

        The difference between total segment average assets and consolidated average assets, segment non-interest income and total consolidated non-interest income, and segment interest income and total consolidated interest income is as follows:

                                                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
(IN THOUSANDS)                                                     JUNE 30,                           JUNE 30,
                                                        -----------------------------       -----------------------------
TOTAL  AVERAGE ASSETS                                      2002               2001             2002               2001
                                                        -----------       -----------       -----------       -----------
                                                       (As Restated)                       (As Restated)
Total average assets for reportable segments            $ 5,505,065       $ 4,690,351       $ 4,890,833       $ 4,629,440
Average assets in overhead                                  130,176           110,451           265,329           120,707
                                                        -----------       -----------       -----------       -----------
Total average consolidated assets                       $ 5,635,241       $ 4,800,802       $ 5,156,162       $ 4,750,147
                                                        ===========       ===========       ===========       ===========

NON-INTEREST INCOME
Total non-interest income for reportable segments       $    39,634       $    23,527       $    71,596       $    43,257
Items included in interest expense and overhead:
  Transaction fee income                                      5,688             3,890            10,550             7,770
  Gains on sales of assets                                     (319)               20                49               367
  Other fees                                                  4,290             1,032             4,998             1,762
                                                        -----------       -----------       -----------       -----------
Total consolidated non-interest income                  $    49,293       $    28,469       $    87,193       $    53,156
                                                        ===========       ===========       ===========       ===========

INTEREST INCOME
Total interest income for reportable segments           $    83,830       $    84,571       $   152,398       $   171,832
Deferred interest income on real estate activities             (505)             (107)             (875)             (282)
Elimination entries                                            (618)             (808)             (978)           (1,642)
                                                        -----------       -----------       -----------       -----------
Total consolidated interest income                      $    82,707       $    83,656       $   150,545       $   169,908
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

RESULTS OF OPERATIONS

                                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,                  ENDED JUNE 30,
                                                                       -------------------------       -------------------------
(IN THOUSANDS)                                                            2002           2001             2002            2001
                                                                       ---------       ---------       ---------       ---------
                                                                      (As Restated)                   (As Restated)
INCOME STATEMENT
Total interest income                                                  $  82,707       $  83,656       $ 150,545       $ 169,908
Total interest expense                                                    39,755          50,023          74,775         103,977
                                                                       ---------       ---------       ---------       ---------
Net interest income                                                       42,952          33,633          75,770          65,931
Provision for loan losses                                                  6,139           4,040           8,704           6,801
Gains on sales of securities                                               3,083           1,695           6,122           2,051
Impairment of securities                                                 (18,157)           (474)        (18,157)           (695)
Other non-interest income                                                 64,367          27,248          99,228          51,800
Non-interest expense                                                      93,483          44,825         142,297          88,018
                                                                       ---------       ---------       ---------       ---------
Income (loss) before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle                   (7,377)         13,237          11,962          24,268
Provision (benefit) for income taxes                                      (3,890)          4,632           2,869           8,838
                                                                       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item and cumulative
  effect of a change in accounting principle                              (3,487)          8,605           9,093          15,430
Extraordinary item, net of tax                                            23,810              --          23,810              --
Cumulative effect of a change in accounting principle, net of tax             --              --              --           1,138
                                                                       ---------       ---------       ---------       ---------

Net income                                                             $  20,323       $   8,605       $  32,903       $  16,568
                                                                       =========       =========       =========       =========

RECONCILIATION OF NET INCOME TO OPERATING NET INCOME
Net income                                                             $  20,323       $   8,605       $  32,903       $  16,568
Amortization of goodwill                                                      --           1,049              --           2,074
Restructuring charges and impairment write-downs                             655            (140)            655            (140)
Acquisition and conversion related charges                                 4,350              --           5,037              --
Impairment of securities                                                  11,801             308          11,802             452
Extraordinary item and cumulative accounting
  change                                                                 (23,810)             --         (23,810)         (1,138)
                                                                       ---------       ---------       ---------       ---------
Operating net income
                                                                       $  13,319       $   9,822       $  26,587       $  17,816
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

FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SAME 2001 PERIOD:


        Net Income increased by 99% from the prior 2001 period. The increase in earnings primarily resulted from the items discussed above as well as a non-recurring gain in the 2001 period recognized as a cumulative effect of a change in accounting principle. The Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on January 1, 2001. At the adoption date, we recognized all derivative instruments as defined by FAS 133 in the statement of financial position as either assets or liabilities and measured them at fair value, resulting in a $1.1 million gain recognized during the first quarter of 2001. This was accounted for as a cumulative effect of a change in accounting principle, net of tax.

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


        The increased interest income from trading securities resulted from the Gruntal transaction. Trading securities interest income increased from $580,000 during the 2001 period to $3.1 million during the same 2002 period. Trading securities balances increased from $31.1 million at June 30, 2001 to $244.0 million at June 30, 2002.

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

NON-INTEREST INCOME

                                                    FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                             ENDED JUNE 30,
                                            --------------------------------------       --------------------------------------
                                              2002           2001          CHANGE          2002           2001          CHANGE
                                            --------       --------       --------       --------       --------       --------
                                           (As Restated)                 (As Restated) (As Restated)               (As Restated)
(IN THOUSANDS)
BANKING OPERATIONS
Other service charges and fees              $  3,550       $  3,811       $   (261)      $  6,655       $  7,372       $   (717)
Service charges on deposits                    5,688          3,890          1,798         10,550          7,770          2,780
Gains on securities available for sale         3,083          1,695          1,388          6,122          2,051          4,071
Impairment of securities                     (18,157)          (474)       (17,683)       (18,157)          (695)       (17,462)
Income from equity method investment             219             --            219            219             --            219
Other                                            973          1,128           (155)         2,338          2,437            (99)
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       (4,644)        10,050        (14,694)         7,727         18,935        (11,208)
                                            --------       --------       --------       --------       --------       --------
LEVITT COMPANIES OPERATIONS
Net revenues from sales of real estate        12,466          7,398          5,068         24,443         13,341         11,102
Income from equity method investment           1,522             --          1,522          1,522             --          1,522
Other                                            351            681           (330)           715          1,407           (692)
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       14,339          8,079          6,260         26,680         14,748         11,932
                                            --------       --------       --------       --------       --------       --------
RYAN BECK OPERATIONS
Principal transactions                        15,369          3,935         11,434         22,876          8,405         14,471
Investment banking                             4,097          3,078          1,019          6,606          4,038          2,568
Commissions                                   16,466          3,189         13,277         19,498          6,612         12,886
Other                                          3,666            138          3,528          3,806            418          3,388
                                            --------       --------       --------       --------       --------       --------
    Non-interest income                       39,598         10,340         29,258         52,786         19,473         33,313
                                            --------       --------       --------       --------       --------       --------
Total non-interest income                   $ 49,293       $ 28,469       $ 20,824       $ 87,193       $ 53,156       $ 34,037
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


NON-INTEREST INCOME - RYAN BECK OPERATIONS

        During the second quarter of 2002 compared to the same 2001 period, revenues increased by 283%. The increase was primarily the result of increased agency commissions and principal transaction revenues. The increase resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.

        During the six months ended June 30, 2002 compared to the same 2001 period, revenues increased by 171%. Principal transactions and commission revenues increased by 172% and 195%, respectively, from the corresponding 2001 period. The substantial increase in revenues was attributed to the additional investment consultants and trading personnel hired in connection with the Gruntal transaction.


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

SEGMENT REPORTING

           The table below provides segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and six-month periods ended June 30, 2002 and 2001:

                                      FOR THE THREE MONTHS                 FOR THE SIX MONTHS
(IN THOUSANDS)                            ENDED JUNE 30,                      ENDED JUNE 30,
                                    --------------------------          --------------------------
SEGMENT NET INCOME                    2002              2001              2002               2001
                                    --------          --------          --------          --------
                                  (As Restated)                       (As Restated)
Bank Investments                    $ 10,354          $  6,235          $ 15,712          $ 11,713
Commercial banking                     1,887             3,943             5,650             8,914
Community banking                       (802)            1,162              (978)            2,060
Levitt Companies                       3,773             1,657             7,860             2,785
Ryan Beck                             (2,871)             (588)           (2,720)           (1,773)
Parent Company                       (15,828)           (3,804)          (16,431)           (8,269)
                                    --------          --------          --------          --------
  Segment net income (loss)         $ (3,487)         $  8,605          $  9,093          $ 15,430
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

        RYAN BECK


     Segment net income declined from a net loss of $588,000 during the second quarter of 2001 to a segment net loss of $2.9 million during the same 2002 period. During the most recent quarter, Ryan Beck incurred approximately $4.0 million in transaction related expenses associated with the Gruntal transaction. Excluding these non-recurring expenses, segment net loss would have been approximately $0.4 million. There were substantial increases in revenues and expenses resulting from a higher volume of business associated with the addition of approximately 500 former Gruntal investment consultants and approximately $14.4 billion in customers' portfolio assets.

        Segment net income declined from a net loss of $1.8 million during the first six months of 2001 to a segment net loss of $2.7 million during the same 2002 period. Excluding the non-recurring expenses, segment net loss in 2002 would have been $0.1 million for the six-month period ended June 30, 2002.

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

                                       AVAILABLE        SECURITIES
   PERCENT              TRADING         FOR SALE         SOLD NOT
  CHANGE IN           SECURITIES       SECURITIES          YET           DOLLAR
  FAIR VALUE          FAIR VALUE       FAIR VALUE       PURCHASED        CHANGE
---------------      --------------  ---------------  --------------- -------------
                      (As Restated)                                    (As Restated)
                              (DOLLARS IN THOUSANDS)
      20  %           $   292,800      $    6,326       $   81,990     $    63,519
      10  %           $   268,400      $    5,799       $   75,158     $    31,760
      0   %           $   244,000      $    5,272       $   68,325     $         -
     (10) %           $   219,599      $    4,745       $   61,493     $  (31,760)
     (20) %           $   195,200      $    4,218       $   54,660     $  (63,519)

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


        The holders of the Company's Class A and Class B Common Stock voting together as a single class elected the following Director to a one year term by the following votes:

          DIRECTOR                    FOR              WITHHELD
-----------------------------  ------------------   ----------------
Jonathan D. Mariner                93,827,515          1,499,219


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


February 21, 2003                                  By: /s/Alan B. Levan
------------------                                    --------------------------
      Date                                            Alan B. Levan
                                                      Chief Executive Officer/
                                                      Chairman/President



February 21, 2003                                  By: /s/James A. White
------------------                                    --------------------------
     Date                                             James A. White
                                                      Executive Vice President,
                                                      Chief Financial Officer

 I, James A. White, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of BankAtlantic Bancorp, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003


By:/s/ James A. White
---------------------
    James A. White,
Chief Financial Officer

I, Alan B. Levan, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of BankAtlantic Bancorp, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003


By:/s/Alan B. Levan
-------------------
  Alan B. Levan,
Chief Executive Officer