Form 10-Q/A
period 2002-09-30
BANKATLANTIC BANCORP INC
filed 2003-02-21
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

Restatement – As discussed in Note A in the notes to the condensed consolidated financial statements, the Company announced on February 5, 2003, that it had restated its previously reported 2002 second and third quarter financial statements. The restatement reflects a change associated with accounting policy used to account for mutual fund assets acquired in connection with the acquisition by Ryan Beck of certain of the assets and the assumption of certain of the liabilities of Gruntal & Co. The Company initially recorded the mutual fund assets based on accounting principles applicable to BankAtlantic Bancorp instead of the specialized industry accounting principles applicable to broker dealers.

Part I. FINANCIAL INFORMATION

Page
Reference
Item 1. Financial Statements	1-21
Consolidated Statements of Financial Condition — September 30, 2002 (as restated) and 2001 and December 31, 2001 — Unaudited	4
Consolidated Statements of Operations — For the Three and Nine Months Ended September 30, 2002 (as restated) and 2001 — Unaudited	5-6
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the Nine Months Ended September 30, 2002 (as restated) and 2001 — Unaudited	7
Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2002 (as restated) and 2001 — Unaudited	8-9
Notes to Consolidated Financial Statements — Unaudited	10-21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38-40
Item 4. Controls and Procedures	40
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 6. Exhibits and Reports on Form 8-K	41
Signatures and Certification	42-46

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -UNAUDITED

	September 30,	December 31,	September 30,
(In thousands, except share data)	2002	2001	2001

	(As Restated)
ASSETS
Cash and due from depository institutions	$167,683	$120,049	$86,201
Securities purchased under resell agreements	147	156	17,280
Investment securities and tax certificates (approximate fair value: $418,047 $434,470 and $366,616)	411,488	428,718	359,967
Loans receivable, net	3,627,406	2,774,238	2,885,518
Securities available for sale (at fair value)	639,611	843,867	945,105
Trading securities (at fair value)	178,774	68,296	33,024
Accrued interest receivable	36,603	33,706	36,113
Real estate held for development and sale and joint ventures	251,519	178,273	173,032
Equity method investment	59,995	—	—
Office properties and equipment, net	91,807	61,685	61,986
Federal Home Loan Bank stock, at cost which approximates fair value	65,224	56,428	56,428
Deferred tax asset, net	34,449	17,879	16,669
Goodwill	79,005	39,859	40,807
Core deposit intangible asset	14,210	—	—
Other assets	66,481	31,332	53,526

Total assets	$5,724,402	$4,654,486	$4,765,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$2,974,874	$2,276,567	$2,293,597
Advances from FHLB	1,307,739	1,106,030	1,113,979
Securities sold under agreements to repurchase	286,663	406,070	70,000
Federal funds purchased	45,000	61,000	546,521
Subordinated debentures, notes and bonds payable	197,195	131,428	136,906
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	190,125	74,750	74,750
Securities sold not yet purchased	33,034	38,431	43,273
Due to clearing agent	81,774	9,962	—
Other liabilities	150,370	114,575	114,197

Total liabilities	5,266,774	4,218,813	4,393,223

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 53,428,662, 53,203,159 and 46,202,430 shares	534	532	462
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	252,689	251,202	197,285
Unearned compensation — restricted stock grants	(1,247)	(1,359)	(1,579)
Retained earnings	197,431	170,349	161,534

Total stockholders’ equity before accumulated other comprehensive income	449,456	420,773	357,751
Accumulated other comprehensive income	8,172	14,900	14,682

Total stockholders’ equity	457,628	435,673	372,433

Total liabilities and stockholders’ equity	$5,724,402	$4,654,486	$4,765,656

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
(In thousands, except share and per share data)	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(As Restated)		(As Restated)
Interest Income:
Interest and fees on loans and leases	$59,969	$60,372	$166,365	$185,803
Interest and dividends on securities available for sale	10,322	13,112	34,192	39,761
Interest and dividends on other investment and trading securities	13,214	9,595	33,840	27,423

Total interest income	83,505	83,079	234,397	252,987

Interest expense:
Interest on deposits	16,089	21,410	48,521	68,943
Interest on advances from FHLB	15,856	15,476	46,452	44,837
Interest on securities sold under agreements to repurchase and federal funds purchased	2,305	4,618	5,802	21,392
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company’s Junior Subordinated Debentures	7,306	5,440	18,767	18,767
Capitalized interest on real estate developments and joint ventures	(1,688)	(1,426)	(4,519)	(4,444)

Total interest expense	39,868	45,518	115,023	149,495

Net interest income	43,637	37,561	119,374	103,492
Provision for loan losses	2,082	7,258	10,786	14,059

Net interest income after provision for loan losses	41,555	30,303	108,588	89,433

Non-interest income:
Investment banking income	50,196	10,944	101,435	29,999
Net revenues from sales of real estate and joint venture activities	8,852	11,241	33,295	24,582
Income from equity method investment	1,427	—	3,168	—
Service charges on deposits	6,684	3,820	17,234	11,590
Other service charges and fees	3,591	3,903	10,246	11,275
Gains on securities activities	2,483	2,241	8,605	4,292
Impairment of securities	(302)	(5)	(18,459)	(700)
Other	2,683	2,049	7,316	6,311

Total non-interest income	75,614	34,193	162,840	87,349

Non-interest expense:
Employee compensation and benefits	60,011	22,924	141,203	69,675
Occupancy and equipment	11,080	7,258	28,498	21,094
Advertising and promotion	3,645	1,943	9,619	5,862
Amortization of intangible assets	453	1,041	907	3,115
Writedown of real estate owned	1,400	126	1,464	298
Impairment of cost over fair value of net assets acquired	—	6,624	—	6,624
Restructuring charges and impairment writedowns	—	331	1,007	331
Acquisition related charges and impairments	(71)	—	4,925	—
Other	20,049	12,081	51,241	33,347

Total non-interest expense	96,567	52,328	238,864	140,346

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	20,602	12,168	32,564	36,436
Provision for income taxes	6,068	7,077	8,937	15,915

Income before extraordinary item and cumulative effect of a change in accounting principle	14,534	5,091	23,627	20,521
Extraordinary item (less applicable income taxes of $0 and $2,771)	(61)	—	23,749	—
Cumulative effect of a change in accounting principle less applicable provision (benefit) for income taxes of ($1,246) and $683	—	—	(15,107)	1,138

Net income	14,473	5,091	32,269	21,659
Amortization of goodwill, net of tax	—	1,002	—	2,971

Net income adjusted to exclude goodwill amortization	$14,473	$6,093	$32,269	$24,630

(CONTINUED)

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(As Restated)		(As Restated)
Earnings per share
Basic earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$0.25	$0.12	$0.41	$0.53
Basic earnings per share from extraordinary item	—	—	0.41	—
Basic earnings per share from cumulative effect of a change in accounting principle	—	—	(0.26)	0.03

Basic earnings per share	0.25	0.12	0.56	0.56
Basic earnings per share from amortization of goodwill	—	0.02	—	0.08

Basic earnings per share adjusted for goodwill amortization	$0.25	$0.14	$0.56	$0.64

Diluted earnings per share before extraordinary item and cumulative effect of a change in accounting principle	$0.23	$0.11	$0.38	$0.44
Diluted earnings per share from extraordinary item	—	—	0.37	—
Diluted earnings per share from cumulative effect of a change in accounting principle	—	—	(0.23)	0.02

Diluted earnings per share	0.23	0.11	0.52	0.46
Diluted earnings per share from amortization of goodwill	—	0.01	—	0.06

Diluted earnings per share adjusted for goodwill amortization	$0.23	$0.12	$0.52	$0.52

Basic weighted average number of common shares outstanding	58,065,396	43,378,684	57,967,925	38,839,248

Diluted weighted average number of common and common equivalent shares outstanding	64,320,448	57,009,076	64,450,194	53,010,671

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total

	(As Restated)			(As Restated)		(As Restated)	(As Restated)
BALANCE, DECEMBER 31, 2000		$366	$103,745	$143,471	$(391)	$1,630	$248,821
Net income	$21,659	—	—	21,659	—	—	21,659

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	17,517
Accumulated losses associated with cash flow hedge	(1,718)
Reclassification adjustment for net gain included in net income	(2,747)

Other comprehensive income	13,052

Comprehensive income	$34,711

Dividends on Class A Common Stock		—	—	(3,202)	—	—	(3,202)
Dividends on Class B Common Stock		—	—	(394)	—	—	(394)
Exercise of Class A common stock options		3	1,322	—	—	—	1,325
Tax effect relating to the exercise of stock options		—	388	—	—	—	388
Issuance of Class A common stock upon conversion of subordinated debentures		89	49,824	—	—	—	49,913
Issuance of Class A common stock		53	42,006		(1,372)		40,687
Amortization of unearned compensation - restricted stock grants		—	—	—	184	—	184
Net change in accumulated other comprehensive income, net of income taxes		—	—		—	13,052	13,052

BALANCE, SEPTEMBER 30, 2001		$511	$197,285	$161,534	$(1,579)	$14,682	$372,433

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$32,269	—	—	32,269	—	—	32,269

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	283
Accumulated loss associated with cash flow hedges	(1,903)
Reclassification adjustment for cash flow hedges	399
Reclassification adjustment for net gain included in net income	(5,507)

Other comprehensive loss	(6,728)

Comprehensive income	$25,541

Dividends on Class A Common Stock		—	—	(4,754)	—	—	(4,754)
Dividends on Class B Common Stock		—	—	(433)	—	—	(433)
Issuance of Class A common stock		2	1,168	—	—	—	1,170
Tax effect relating to the exercise of stock options		—	430	—	—	—	430
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Issuance of equity method investment common stock		—	(228)	—	—	—	(228)
Issuance of subsidiary stock options		—	92	—	—	—	92
Amortization of unearned compensation - restricted stock grants		—	—	—	112	—	112
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,728)	(6,728)

BALANCE, SEPTEMBER 30, 2002		$583	$252,689	$197,431	$(1,247)	$8,172	$457,628

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(In thousands)	Ended September 30,

	2002	2001

	(As Restated)
Operating activities:
Income before cumulative effect of a change in accounting principle	$23,627	$20,521
Cumulative effect of a change in accounting principle, net of tax	(15,107)	1,138
Adjustments to reconcile net income to net cash (used) provided in operating activities:
Provision for credit losses *	13,425	15,257
Change in real estate inventory	(57,625)	(23,999)
Equity in joint venture earnings	(2,166)	(2,604)
Equity in earnings from equity method investment	(3,168)	—
Issuance of equity method investment common stock	(228)	—
Net originations of loans held for sale activity	(14,371)	(21,182)
Proceeds from sales of loans classified as held for sale	6,953	13,150
Gains on securities activities	(8,605)	(4,292)
Gain on sale of real estate held for sale	(941)	—
Impairment of securities	18,459	700
Losses (gains) on sales of property and equipment	328	(178)
Gain on sale of real estate owned	(114)	(1,174)
Gains on sales of in-store branches	(384)	(319)
Property and equipment impairment	205	—
Acquisition related impairment	515	—
Depreciation, amortization and accretion, net	4,770	4,204
Amortization of intangible assets	907	3,115
Impairment of cost over fair value of net assets acquired	16,353	6,624
(Increase) decrease in deferred tax asset, net	(11,779)	2,006
Issuance of subsidiary stock options	92	—
Trading activities, net	41,431	10,533
(Increase) decrease in accrued interest receivable	(77)	7,933
Increase in other assets	(440)	(25,516)
Decrease in due to clearing agent	(29,893)	(10,833)
(Decrease) increase in securities sold not yet purchased	(6,598)	31,248
Increase in other liabilities	7,492	7,392

Net cash (used) provided in operating activities	(16,939)	33,724

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	169,485	155,644
Purchase of investment securities and tax certificates	(163,925)	(131,865)
Purchases of securities available for sale	(314,811)	(480,581)
Proceeds from sales and maturities of securities available for sale	589,142	402,786
Proceeds from sales of FHLB stock	6,509	512
FHLB stock acquired	(7,242)	(5,000)
Purchases and net (originations) collections of loans and leases	(247,328)	(41,371)
Proceeds from sales of real estate held for sale	4,081	—
Proceeds from sales of real estate owned	4,965	5,338
Net additions to office property and equipment	(17,452)	(6,569)
Increase in equity method investment	(53,430)	—
Repayments of joint venture investments	2,667	1,326
Acquisitions, net of cash acquired	(52,783)	(315)

Net cash used in investing activities	(80,122)	(100,095)

Financing activities:
Net increase in deposits	102,177	96,116
Reduction in deposits from sale of in-store branches	(42,597)	(37,004)
Repayments of FHLB advances	(162,661)	(289,822)
Proceeds from FHLB advances	227,499	365,000
Net decrease in securities sold under agreements to repurchase	(119,407)	(112,981)
Net (decrease) increase in federal funds purchased	(16,000)	60,300
Repayment of notes and bonds payable	(59,306)	(41,067)
Proceeds from notes and bonds payable	103,623	39,558
Issuance of common stock	1,170	41,697
Retirement of convertible subordinated debentures	—	(251)
Retirement of subordinated debentures	—	(34,791)
Issuance of trust preferred securities	115,375	—
Common stock dividends paid	(5,187)	(3,596)

Net cash provided in financing activities	144,686	83,159

Increase in cash and cash equivalents	47,625	16,788
Cash and cash equivalents at beginning of period	120,205	86,693

Cash and cash equivalents at end of period	$167,830	$103,481

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(In thousands)	Ended September 30,

	2002	2001

	(As Restated)
Interest paid	$119,149	$159,145
Income taxes paid	30,850	13,875
Loans transferred to real estate owned	12,427	3,040
Loans transferred from held for sale to held to maturity	7,334	—
Loan net charge-offs	19,342	16,771
Tax certificate net charge-offs (recoveries)	1,035	1,285
Increase in equity for the tax effect related to the exercise of employee stock options	430	388
Transfer of securities available for sale to equity method investment	2,728	—
Issuance of notes payable under the Ryan Beck deferred compensation plan	3,675	—
Change in other comprehensive income	(9,505)	20,350
Change in deferred taxes on other comprehensive income	2,777	(7,298)
Change in stockholders’ equity from other comprehensive income	(6,728)	13,052
Issuance of Class A Common Stock upon acquisition	—	315
Issuance of Class A Common Stock upon conversion of subordinated debentures	25	49,913

*     Provision for credit losses represents provision for loan losses, REO and tax certificates.

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note A. Restatement

     On April 26, 2002 Ryan Beck & Co. (“Ryan Beck”) acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”) and acquired all of the membership interests in The GMS Group, LLC (“GMS”), a wholly-owned subsidiary of Gruntal (“the Gruntal transaction”). In connection with the Gruntal transaction, Ryan Beck assumed a nonqualified deferred compensation plan and certain mutual fund assets associated with the plan. With the prior concurrence of the Company’s independent accountants, the Company accounted for these mutual fund assets based on accounting principles applicable to BankAtlantic Bancorp, and accordingly, the assets were accounted for as securities available for sale. The effect of this treatment was that changes in the fair value of the mutual fund assets were recorded in other comprehensive income in the equity section of the Company’s statement of financial position. Recently, the Company has determined, with the concurrence of its independent accountants, that the accounting treatment for recording changes in the value of the plan’s mutual funds during the second and third quarters was inappropriate, and that those assets were required to be treated in accordance with the specialized industry accounting principles applicable to broker dealers, which require including changes in the fair value of the mutual funds as an adjustment to broker/dealer operations income in the Company’s consolidated statement of operations.

     Based on such treatment, the Company has restated its financial statements as follows:

Line items Restated on Consolidated Statement of Financial Condition-Unaudited

	As Reported	As Restated
	September 30,	September 30,
	2002	2002

Securities available for sale (at fair value)	$652,203	$639,611
Trading securities (at fair value)	166,182	178,774
Deferred tax asset, net	34,261	34,449
Total assets	5,724,214	5,724,402
Retained earnings	199,155	197,431
Total stockholders’ equity before accumulated other comprehensive income	451,180	449,456
Accumulated other comprehensive income	6,260	8,172
Total stockholders’ equity	457,440	457,628
Total liabilities and stockholders’ equity	5,724,214	5,724,402

BankAtlantic Bancorp, Inc.

Line items Restated on Consolidated Statement of Operations — Unaudited

	For the Three Months
	Ended September 30, 2002

	As Reported	As Restated

Investment banking income	$53,506	$50,196
Gains on securities activities	186	2,483
Total non-interest income	76,627	75,614
Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	21,615	20,602
Provision (benefit) for income taxes	6,611	6,068
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	15,004	14,534
Net income	14,943	14,473
Basic earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	0.26	0.25
Basic earnings per share	0.26	0.25
Basic earnings per share adjusted for goodwill amortization	0.26	0.25
Diluted earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	0.24	0.23
Diluted earnings per share	0.24	0.23
Diluted earnings per share adjusted for goodwill amortization	0.24	0.23

Line items Restated on Consolidated Statement of Operations — Unaudited

	For the Nine Months
	Ended September 30, 2002

	As Reported	As Restated

Investment banking income	$106,675	$101,435
Gains on securities activities	6,308	8,605
Total non-interest income	165,783	162,840
Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	35,507	32,564
Provision (benefit) for income taxes	10,156	8,937
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	25,351	23,627
Net income	33,993	32,269
Basic earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	0.44	0.41
Basic earnings per share	0.59	0.56
Basic earnings per share adjusted for goodwill amortization	0.59	0.56
Diluted earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	0.41	0.38
Diluted earnings per share	0.55	0.52
Diluted earnings per share adjusted for goodwill amortization	0.55	0.52

BankAtlantic Bancorp, Inc.

Line items Restated on Statement of Stockholders’ Equity and Comprehensive Income — Unaudited

	For the Nine Months
	Ended September 30, 2002

	As Reported	As Restated

Net Income	$33,993	$32,269
Other comprehensive income, net of tax Unrealized loss on securities available for sale	(3,099)	283
Reclassification adjustment for net gains included in net income	(4,037)	(5,507)
Net change in accumulated other comprehensive income, net of income taxes	(8,640)	(6,728)
Comprehensive income	25,353	25,541

Line items Restated on Consolidated Statement of Cash Flows — Unaudited

	For the Nine Months
	Ended September 30, 2002

	As Reported	As Restated

Operating activities:
Income before cumulative effect of a change in accounting principle	$25,351	$23,627
Gains on securities activity	(6,308)	(8,605)
(Increase) decrease in deferred tax asset, net	(10,560)	(11,779)
Trading activities, net	20,877	41,431
Net cash (used) provided in operating activities	(32,253)	(16,939)
Investing activities:
Purchases of securities available for sale	(294,257)	(314,811)
Proceeds from sales and maturities of securities available for sale	583,902	589,142
Net cash used from investing activities	(64,808)	(80,122)
Supplemental disclosure of non-cash items
Change in other comprehensive income	(12,448)	(9,505)
Change in deferred taxes on other comprehensive income	3,808	2,777
Change in stockholders’ equity from other comprehensive Income	(8,640)	(6,728)

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

BankAtlantic Bancorp, Inc.

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

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company’s consolidated financial condition at September 30, 2002, December 31, 2001 and September 30, 2001, the consolidated results of operations for the three and nine-months ended September 30, 2002 and 2001, the consolidated stockholders’ equity and comprehensive income for the nine-months ended September 30, 2002 and 2001 and the consolidated cash flows for the nine months ended September 30, 2002 and 2001. Such adjustments consisted only of normal recurring items except for the extraordinary item discussed in Note 4 and the cumulative effect of a change in accounting principle discussed in Notes 10 and 12. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, our Form 10-Q/A for the period ended June 30, 2002 and our Form 10-Q for each of the periods ended March 31, 2002 and June 30, 2002.

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

BankAtlantic Bancorp, Inc.

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

	Community	Gruntal		Total

		(As Restated)		(As Restated)
Cash and interest earning deposits	$124,977	$886		$125,863
Securities available for sale	79,768	—		79,768
Trading securities	—	151,909		151,909
Loans receivable, net	623,039	—		623,039
FHLB Stock	8,063	—		8,063
Investments and advances to joint ventures	16,122	—		16,122
Goodwill	55,498	—		55,498
Core deposit intangible asset	15,117	—		15,117
Other assets	46,620	12,597		59,217

Fair value of assets acquired	969,204	165,392		1,134,596

Deposits	639,111	—		639,111
FHLB advances	138,981	—		138,981
Other borrowings	14,291	3,427		17,718
Securities sold not yet purchased	—	1,201		1,201
Payable to clearing broker	—	101,705		101,705
Other liabilities	6,022	27,463	(1)	33,485

Fair value of liabilities assumed	798,405	133,796		932,201
Fair value of net assets acquired over cost	—	(23,749	)(2)	(23,749)

Purchase price	170,799	7,847		178,646
Cash acquired	(124,977)	(886)		(125,863)

Purchase price net of cash acquired	$45,822	$6,961		$52,783

BankAtlantic Bancorp, Inc.

1.	Included in Gruntal’s other liabilities were $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

2.	The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the transaction. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition, because the Company acquired GMS rather than the net assets.

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

BankAtlantic Bancorp, Inc.

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

(in thousands, except for share data)	For the Three Months Ended

	September 30, 2002		September 30, 2001

	Historical	Pro Forma	Historical	Pro Forma

	(As Restated)	(As Restated)
Interest income	$83,505	$83,505	$83,079	$103,839

Interest expense	39,868	39,868	45,518	56,343
Provision for loan losses	2,082	2,082	7,258	7,348

Net interest income after provision for loan losses	41,555	41,555	30,303	40,148

Income from operations	$14,534	$14,534	$5,091	$1,022

Basic earnings per share from operations	$0.25	$0.25	$0.12	$0.02

Diluted earnings per share from operations	$0.23	$0.23	$0.11	$0.02

	For the Nine Months Ended

	September 30, 2002		September 30, 2001

(in thousands, except for share data)	Historical	Pro Forma	Historical	Pro Forma

	(As Restated)	(As Restated)
Interest income	$234,397	$252,859	$252,987	$317,690

Interest expense	115,023	122,333	149,495	184,585
Provision for loan losses	10,786	12,830	14,059	14,329

Net interest income after provision for loan losses	108,588	117,696	89,433	118,776

Income before extraordinary item and cumulative accounting change	$23,627	$20,411	$20,521	$11,516

Basic earnings per share from operations	$0.41	$0.35	$0.53	$0.30

Diluted earnings per share from operations	$0.38	$0.33	$0.44	$0.23

     During April 2002, the Company and Levitt Companies ownership in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001 and Levitt Companies acquired approximately 35% of Bluegreen common stock in April 2002. As a consequence of the acquisition of this interest in Bluegreen at various acquisition dates, it is accounted for as a step acquisition under the equity method of accounting. In a step acquisition the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. Additionally, prior period financial statements should be restated to reflect the

BankAtlantic Bancorp, Inc.

results of applying the equity method of accounting to the initial acquisition; however, the Company did not restate its prior year financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our 40% interest in the earnings or loss of Bluegreen after the acquisition date. The Company’s carrying amount of its Bluegreen investment was in the aggregate $2.4 million lower than the Company’s ownership percentage in the underlying equity in the net assets of Bluegreen. This difference was assigned to various assets and liabilities of Bluegreen and will be amortized into the statement of operations as an adjustment to income from equity method investment. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from the Company’s existing bank line of credit, proceeds of its trust preferred securities offering, proceeds from the sale of equity securities from the Company’s portfolio and Levitt Companies’ working capital.

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

     The Company recognized a $5,000 and $700,000 impairment charge associated with equity securities during the three and nine-month periods ended September 30, 2001. As a result of these losses, the Company has revised its policy for equity investments to be made by the holding company. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At September 30, 2002, equity investments at the holding Company totaled $4.9 million.

6. Trading Securities and Securities Sold Not Yet Purchased

     The Ryan Beck gains on trading securities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Also included within trading securities are gains and losses from the changes in value of mutual funds assets that were acquired in the Gruntal transaction and are associated with the assumed nonqualified deferred compensation plan. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers.

     Ryan Beck’s trading securities consisted of the following:

	September	December 31,	September
(in thousands)	2002	2001	2001

	(As Restated)
Debt obligations:
States and municipalities	$111,712	$7,593	$4,169
Corporations	12,637	20,989	345
U.S. Government and agencies	27,780	32,308	24,733
Mutual funds	12,592	—	—
Corporate equities	12,074	7,406	3,777
Certificates of deposit	1,979	—	—

	$178,774	$68,296	$33,024

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities sold not yet purchased consisted of the following:

	September	December 31,	September
(in thousands)	2002	2001	2001

States and municipalities	$4,164	$—	$10,467
Corporations	7,450	21,305	—
U.S. Government and agencies	9,792	15,117	9,524
Corporate equities	4,375	1,882	447
Certificates of deposit	7,253	127	22,835

	$33,034	$38,431	$43,273

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

9. Comprehensive Income

     The income tax provision relating to the comprehensive (loss) income reclassification adjustment in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine-months ended September 30, 2002 and 2001 was $3.1 million and $1.5 million, respectively. Comprehensive income for the three months ended September 30, 2002 and 2001 was ($1.6) million and $7.6 million, respectively.

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

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three months ended September 30, 2002 and 2001:

	Bank	Levitt		Parent	Elimination	Consolidated
(in thousands)	Operations	Companies	Ryan, Beck	Company	Entries	Total

			(As Restated)			(As Restated)
2002
Interest income	$79,244	$221	$4,452	$479	$(891)	$83,505
Interest expense	(34,547)	(70)	(807)	(4,790)	346	(39,868)
Provision for loan losses	(2,082)	—	—	—	—	(2,082)
Non-interest income	13,309	9,754	51,654	483	414	75,614
Non-interest expense	(34,288)	(7,069)	(55,179)	(162)	131	(96,567)

Segment profits and losses before taxes	21,636	2,836	120	(3,990)	—	20,602
Provision for income taxes	7,503	336	(435)	(1,336)	—	6,068

Segment net income (loss)	$14,133	$2,500	$555	$(2,654)	$—	$14,534

Segment average assets	$4,961,717	$283,637	$219,933	$101,358	$229,993	$5,796,638

2001
Interest income	$82,322	$810	$541	$119	$(713)	$83,079
Interest expense	(41,709)	(17)	(136)	(4,358)	702	(45,518)
Provision for loan losses	(7,258)	—	—	—	—	(7,258)
Non-interest income	9,511	10,618	11,141	2,985	(62)	34,193
Non-interest expense	(27,196)	(5,587)	(10,990)	(8,628)	73	(52,328)

Segment profits and losses before taxes	15,670	5,824	556	(9,882)	—	12,168
Provision for income taxes	5,895	2,119	203	(1,140)	—	7,077

Segment net income (loss)	$9,775	$3,705	$353	$(8,742)	$—	$5,091

Segment average assets	$4,284,499	$173,086	$64,379	$113,070	$67,590	$4,702,624

BankAtlantic Bancorp, Inc.

     The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 and 2001:

	Bank	Levitt		Parent	Elimination	Consolidated
(in thousands)	Operations	Companies	Ryan, Beck	Company	Entries	Total

			(As Restated)			(As Restated)
2002
Interest income	$225,969	1,020	8,623	1,243	(2,458)	$234,397
Interest expense	(101,531)	(383)	(1,828)	(12,634)	1,353	(115,023)
Provision for loan losses	(10,786)	—	—	—		(10,786)
Non-interest income	36,224	35,278	104,882	(13,953)	409	162,840
Non-interest expense	(98,909)	(20,986)	(115,741)	(3,924)	696	(238,864)

Segment profits and losses before taxes	50,967	14,929	(4,064)	(29,268)	—	32,564
Provision for income taxes	17,711	3,675	(2,204)	(10,245)	—	8,937

Segment net income (loss)	$33,256	$11,254	$(1,860)	$(19,023)	$—	$23,627

Segment average assets	$4,757,134	$254,231	$179,363	$104,768	$77,419	$5,372,915

2001
Interest income	$252,031	$1,605	$1,697	$195	$(2,541)	$252,987
Interest expense	(135,713)	(167)	(445)	(15,077)	1,907	(149,495)
Provision for loan losses	(14,059)	—	—	—	—	(14,059)
Non-interest income	27,635	24,788	30,612	3,778	536	87,349
Non-interest expense	(78,110)	(16,773)	(34,061)	(11,500)	98	(140,346)

Segment profits and losses before taxes	51,784	9,453	(2,197)	(22,604)	—	36,436
Provision for income taxes	19,322	2,963	(777)	(5,593)	—	15,915

Segment net income (loss)	$32,462	$6,490	$(1,420)	$(17,011)	$—	$20,521

Segment average assets	$4,290,892	$168,502	$66,836	$102,944	$85,664	$4,714,838

BankAtlantic Bancorp, Inc.

     Bank Operation consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2002 and 2001 associated with the three bank operations reportable segments:

	For the Three Months Ended				For the Nine Months Ended
	Bank Operations				Bank Operations

	Bank	Commercial	Community	Bank Ops	Bank	Commercial	Community	Bank Ops
(in thousands)	Investments	Banking	Banking	Total	Investments	Banking	Banking	Total

2002
Interest income	$43,915	28,493	6,836	79,244	127,793	79,330	18,846	225,969
Interest expense and overhead	(29,890)	(16,099)	(4,053)	(50,042)	(88,252)	(45,844)	(11,232)	(145,328)
Provision for loan losses	168	(1,059)	(1,191)	(2,082)	27	(9,207)	(1,606)	(10,786)
Direct non-interest income	1,803	505	2,521	4,829	5,092	1,885	7,248	14,225
Direct non-interest expense	(1,583)	(4,224)	(4,506)	(10,313)	(7,907)	(10,194)	(15,012)	(33,113)

Segment profits and losses before taxes	14,413	7,616	(393)	21,636	36,753	15,970	(1,756)	50,967
Provision for income taxes	4,998	2,641	(136)	7,503	12,887	5,345	(521)	17,711

Segment net income (loss)	$9,415	4,975	(257)	14,133	23,866	10,625	(1,235)	33,256

Segment average assets	$2,801,826	1,725,521	434,370	4,961,717	2,708,604	1,645,518	403,012	4,757,134

2001
Interest income	$44,971	30,787	6,564	82,322	137,914	92,940	21,177	252,031
Interest expense and overhead	(34,147)	(17,660)	(4,119)	(55,926)	(105,479)	(54,554)	(13,046)	(173,079)
Provision for loan losses	168	(11,590)	4,164	(7,258)	48	(21,240)	7,133	(14,059)
Direct non-interest income	71	626	3,247	3,944	782	2,221	8,872	11,875
Direct non-interest expense	(1,161)	(1,617)	(4,634)	(7,412)	(4,727)	(4,620)	(15,637)	(24,984)
Segment profits and losses before taxes	9,902	546	5,222	15,670	28,538	14,747	8,499	51,784
Provision for income taxes	3,726	205	1,964	5,895	10,649	5,492	3,181	19,322

Segment net income (loss)	$6,176	341	3,258	9,775	17,889	9,255	5,318	32,462

Segment average assets	$2,568,439	1,390,635	325,425	4,284,499	2,596,268	1,349,766	344,858	4,290,892

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

26

BankAtlantic Bancorp, Inc.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements which also involve estimates and judgments about inherently uncertain matters. We have identified six accounting policies that management views as critical to the portrayal of our financial condition and results of operations. The six accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) other than temporary declines in fair value, (iv) impairment of long lived assets (v) real estate held for development and sale and joint venture activities and (vi) accounting for business combinations. The first five critical accounting policies appear in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

     Accounting for Business Combinations - The Company accounts for its business combinations such as the Community acquisition and the Gruntal transaction based on the purchase method of accounting. The Company accounts for its unconsolidated equity investments such as the investment in Bluegreen under the equity method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The equity method of accounting requires us to fair value our pro-rata ownership interest in the net assets and identifiable intangible assets of the acquired interest in the unconsolidated subsidiary. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

Consolidated Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2002	2001	2002	2001

	(As Restated)		(As Restated)

Net interest income	$43,637	$37,561	$119,374	$103,492
Provision for loan losses	2,082	7,258	10,786	14,059
Securities gains	2,483	2,241	8,605	4,292
Impairment of securities	(302)	(5)	(18,459)	(700)
Other non-interest income	73,433	31,957	172,694	83,757
Non-interest expense	96,567	52,328	238,864	140,346

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle	20,602	12,168	32,564	36,436
Provision for income taxes	6,068	7,077	8,937	15,915

Income before extraordinary item and cumulative effect of a change in accounting principle	14,534	5,091	23,627	20,521
Extraordinary item, net of tax	(61)	—	23,749	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)	1,138

Net income	$14,473	$5,091	$32,269	$21,659

Reconciliation of Net Income to Operating Net Income
Net income	$14,473	$5,091	$32,269	$21,659
Amortization of goodwill	—	1,041	—	3,115
Loss on mutual funds associated with acquired Gruntal deferred compensation plan	1,493	—	1,493	—
Restructuring charges and impairment write-downs	—	6,976	655	6,836
Write-off of deferred offering costs	—	253	—	253
Acquisition and conversion related charges	(487)	—	4,551	—
Impairment of securities	196	3	11,998	455
Extraordinary item, net of tax and cumulative effect of a change in accounting principle, net of tax	61	—	(8,642)	(1,138)

Operating net income	$15,736	$13,364	$42,324	$31,180

27

BankAtlantic Bancorp, Inc.

For the Three Months Ended September 30, 2002 Compared to the Same 2001 Period:

     Net income increased by 184% from 2001. The substantial increase in net income primarily resulted from a large increase in net interest income, an improvement in the provision for loan losses, additional banking operations service charge income, higher Ryan Beck investment banking income and a reduction in the Company’s deferred tax valuation allowance. The above improvements in net income were partially offset by an increase in employee compensation, higher occupancy costs, lower gains on the sales of assets and increased Ryan Beck communication and clearing fees.

     The increase in net interest income primarily resulted from earning asset growth as a consequence of the Community acquisition and the origination and purchase of real estate loans. The decline in the provision for loan losses reflects lower charge-offs during the current quarter compared to the same 2001 period, along with declining portfolio balances associated with our discontinued lines of business. The increase in other non-interest income primarily resulted from higher investment banking income and higher bank operations service charge income. The increase in investment banking income resulted from growth associated primarily with the Gruntal transaction, and the improvement in bank operations service charge income reflects a significant increase in transaction accounts associated with BankAtlantic’s high performance checking product and its seven-day banking initiative. The improvements in non-interest income were partially offset by a $3.3 million loss in value on mutual funds that are held in connection with a nonqualified deferred compensation plan assumed in connection with the Gruntal transaction. The increase in non-interest expense was primarily related to higher Ryan Beck compensation expense associated with the Gruntal transaction and higher banking operation compensation, occupancy and advertising expense associated with the Community acquisition and the implementation of the seven day banking initiative. Additionally, Ryan Beck communication and clearing fee expenses increased substantially due to the Gruntal transaction. The decrease in the provision for income taxes during the current quarter reflects a 787,000 reduction in the deferred tax valuation allowance resulting primarily from the utilization of tax benefits from real estate sales at Core Communities and a $525,000 tax benefit realized upon the conversion of Ryan Beck from a limited liability company to a corporation. Additionally, the Company acquired, as part of the Community transaction, low-income housing tax credit investments which reduced the Company’s tax liability by $140,000 during the 2002 quarter.

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

     Also included in non-recurring items during the 2002 period was a restructuring charge and an impairment write-down associated with our ATM network and acquisition-related charges and impairments associated with the Community and Gruntal transactions. The acquisition-related expenses were integration expenses, long-lived asset impairments and

28

BankAtlantic Bancorp, Inc.

professional fees associated with the Gruntal and Community transactions. The ATM network restructuring charge and impairment write-down resulted from the termination of convenience store and gas station relationships which did not meet our performance expectations.

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

29

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

(in thousands)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Balance, beginning of period	$48,587	$48,018	$44,585	$47,000
Charge-offs:
Syndication loans	(13)	(7,235)	(8,013)	(7,235)
Commercial real estate loans	(2,549)	—	(6,858)	—
Small business	(727)	(816)	(2,919)	(3,012)
Lease financing	(1,779)	(2,955)	(5,963)	(8,337)
Consumer loan — indirect	(226)	(676)	(963)	(2,369)
Consumer loans — direct	(170)	(1,399)	(819)	(2,090)
Residential real estate loans	(284)	—	(426)	(152)

	(5,748)	(13,081)	(25,961)	(23,195)

Recoveries:
Syndication loans	102	—	785	—
Small business	549	542	1,638	2,020
Lease financing	578	679	2,476	1,668
Commercial business loans	19	20	56	249
Commercial real estate loans	3	—	20	7
Residential real estate loans	94	48	157	204
Consumer loans — indirect	232	425	1,075	1,674
Consumer loans — direct	179	379	412	602

	1,756	2,093	6,619	6,424

Net charge-offs	(3,992)	(10,988)	(19,342)	(16,771)
Allowance for loan losses acquired	(1,075)	—	9,573	—
Provision for loan losses	2,082	7,258	10,786	14,059

Balance, end of period	$45,602	$44,288	$45,602	$44,288

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

BankAtlantic Bancorp, Inc.

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

Non-Interest Income

Banking Operations	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

Other service charges and fees	$3,591	3,903	(312)	$10,246	11,275	(1,029)
Service charges on deposits	6,684	3,820	2,864	17,234	11,590	5,644
Gains (losses) on securities activities	1,978	(4)	1,982	4,768	548	4,220
Other	1,056	1,792	(736)	3,976	4,222	(246)

Non-interest income	$13,309	9,511	3,798	$36,224	27,635	8,589

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

     The increase in advertising expense during the 2002 quarter and year to date reflect marketing initiatives to increase our transaction accounts and to promote our “Seven Day Banking ” initiative.

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

     During the three months ended September 30, 2002, the Company reevaluated a residential construction real estate property that was transferred to real estate owned during the second quarter of 2002 and recognized an additional $1.4 million write-down. The remaining write-downs of real estate owned during the three and nine months ended September 30, 2002 and 2001 were associated with residential real estate owned.

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

BankAtlantic Bancorp, Inc.

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

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2002	2001	Change	2002	2001	Change

	(As Restated)		(As Restated)	(As Restated)		(As Restated)

Net interest income:
Interest on trading securities	$4,452	$541	$3,911	$8,623	$1,697	$6,926
Interest expense affiliated loan and trading activities	(807)	(136)	(671)	(1,828)	(445)	(1,383)

Net interest income	3,645	405	3,240	6,795	1,252	5,543

Non-interest income:
Principal transactions	20,182	3,987	16,195	44,414	12,392	32,022
Investment banking	7,791	4,003	3,788	15,790	8,041	7,749
Commissions	22,224	2,954	19,270	41,642	9,566	32,076
Other	1,457	197	1,260	3,036	613	2,423

Non-interest income	51,654	11,141	40,513	104,882	30,612	74,270

Non-interest expense:
Employee compensation and benefits	39,553	7,416	32,137	80,226	23,193	57,033
Occupancy and equipment	3,526	785	2,741	7,068	2,430	4,638
Advertising and promotion	953	387	566	2,325	1,170	1,155
Amortization of goodwill	—	112	(112)	—	329	(329)
Acquisition related charges and impairments	870	—	870	4,061	—	4,061
Other	10,277	2,290	7,987	22,061	6,939	15,122

Non-interest expense	55,179	10,990	44,189	115,741	34,061	81,680

Income (loss) before income taxes	$120	$556	$(436)	$(4,064)	$(2,197)	$(1,867)

     The significant increase in net interest income during the three and nine months ended September 30, 2002 primarily resulted from the expansion of municipal bond trading in connection with the Gruntal transaction. Tax exempt interest income for the three and nine months ended September 30, 2002 was $1.2 million and $2.4 million, respectively. The above increase in net interest income was partially offset by the interest expense associated with $5.0 million of borrowings from the Company, as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading activity.

     During the three and nine months ended September 30, 2002, compared to the same 2001 periods, non-interest income increased by 364% and 243%, respectively. The increase was primarily the result of increased agency commissions and principal transaction revenues. These increases resulted from the additional investment consultants and trading personnel hired in connection with the Gruntal transaction. The above increases in revenues were partially offset by losses in the value of mutual funds associated with a deferred compensation plan acquired in connection with the Gruntal transaction. In September 2002, Ryan Beck allowed the participants in the plan to withdraw their vested benefits upon forfeiting their unvested benefits. A portion of mutual fund investments were sold to fund the plan distributions at a loss of $2.3 million. Also, during the three and nine months ended September 30, 2002, Ryan Beck realized noncash losses of $1.0 million and $2.9 million, respectively, from changes in value of the mutual fund assets. At September 30, 2002, $12.6 million of these mutual fund securities remained.

     The increase in employee compensation and benefits during the three and nine months ended September 30, 2002, compared to the same 2001 periods, was primarily due to the additional personnel hired in connection with the Gruntal transaction. The increase in compensation expense was partially offset by a $1.4 million and $2.3 million reduction in the

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

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

Financial Condition

     Our total assets at September 30, 2002 were $5.7 billion compared to $4.7 billion at December 31, 2001. The increase in total assets primarily resulted from:

•	The acquisition of Community Savings, which added approximately $969 million in assets.

•	The Gruntal transaction which added $165 million in assets which were primarily trading securities.

•	A $60.0 million investment in Bluegreen Corporation, a New York Stock Exchange listed company which engages in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land.

•	The purchase of a $14.3 million office facility to consolidate BankAtlantic’s headquarters and back office operations into a centralized facility.

•	Goodwill associated with the Community acquisition partially offset by the impairment of goodwill assigned to the Ryan Beck reportable segment.

•	The origination of commercial real estate and home equity loans.

•	Increases in real estate held for development and sale and joint venture activities due to an increase in Levitt and Sons real estate inventory and the purchase of land for development by Core Communities.

•	Increases in deferred tax assets related to the impairment of securities.

•	Increases in cash and due from depository institutions due to higher in-transit cash letter balances.

•	Higher other assets balances associated with the acquisition and issuance of forgivable loans associated with the Gruntal transaction.

     The above increases in total assets were partially offset by:

•	Decreased balances of residential loans due to accelerated loan repayments.

•	Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities.

•	Reduction in securities available for sale related to the sale of $152.1 million of mortgage backed securities.

     The Company’s total liabilities at September 30, 2002 were $5.3 billion compared to $4.2 billion at December 31, 2001.

The increase in total liabilities primarily resulted from:

•	The acquisition of Community Savings, which added approximately $799 million in liabilities.

•	The Gruntal transaction, which added approximately $134 million in liabilities.

•	The issuance in the aggregate of $115.4 million of trust preferred securities.

•	Higher due to clearing agent liability associated with Ryan Beck trading activities.

•	Additional borrowings from the Company’s bank line of credit and at Levitt Companies to fund land purchases and its investment in Bluegreen.

•	Increased other liabilities related to a higher accrued expenses and compensation associated with the Gruntal transaction.

The above increases in total liabilities were partially offset by:

•	Lower short term borrowings associated with an increase in FHLB advance obligations and higher deposit balances.

•	A decrease in securities sold not yet purchased associated with Ryan Beck trading activities.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

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

     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. BankAtlantic’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates

BankAtlantic Bancorp, Inc.

     Presented below is an analysis of the Company’s interest rate risk at September 30, 2002 as calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

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

		Available	Securities
Percent	Trading	for Sale	Sold Not
Change in	Securities	Securities	Yet	Dollar
Fair Value	Fair Value	Fair Value	Purchased	Change

	(As Restated	(As Restated)

	(dollars in thousands)
20%	$214,529	$1,790	$(39,641)	$29,446
10%	$196,651	$1,641	$(36,337)	$14,723
0%	$178,774	$1,492	$(33,034)	$—
(10)%	$160,897	$1,343	$(29,731)	$(14,723)
(20)%	$143,019	$1,194	$(26,427)	$(29,446)

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

PART II — OTHER INFORMATION

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

By:/s/ James A. White James A. White, Chief Financial Officer

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

Date: February 21, 2003

By:/s/Alan B. Levan Alan B. Levan, Chief Executive Officer