Form 10-K
period 2002-12-31
BANKATLANTIC BANCORP INC
filed 2003-03-31
CIK 921768

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2002

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


       Indicate, by check mark, if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

       The aggregate market value of the voting common equity held by non-affiliates was $548.6 million computed by reference to the closing price of the Registrant's Class A Common Stock on June 28, 2002.

       The number of shares of Registrant's Class A Common Stock outstanding on March 18, 2003 was 53,516,846. The number of shares of Registrant's Class B Common Stock outstanding on March 18, 2003 was 4,876,124.

       Portions of the 2002 Annual Report to Stockholders of Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

                                     PART I

                                ITEM I. BUSINESS



         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties including in the "Outlook" sections of Management's Discussion and Analysis of Results of Operations and Financial Condition. When used in this report and in the documents incorporated by reference herein, the words "anticipate", "believe", "estimate", "may", "intend", "expect" and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by these forward-looking statements. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. ("the Company") and are subject to a number of risks and uncertainties that may change based on factors which are, in many instances, beyond the Company's control. These include, but are not limited to, the risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; the effects of, and changes in, trade, monetary and fiscal policies and laws, including but not limited to interest rate policies of the Board of Governors of the Federal Reserve System; adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on our activities; the valuation of our debt and equity securities and our ability to liquidate these securities; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic's seven-day banking initiative and other growth initiatives which may not produce results which justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment, the impact of war, terrorist activities or an escalation of hostilities involving the United States on all of our banking, real estate and broker-dealer businesses; and with respect to the operations of Levitt Corporation ("Levitt") and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company's success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to recent acquisitions, each of which are subject to risks and uncertainties, including the risk that the acquisitions could involve additional costs or that the future financial and operating performance of these acquisitions will not be advantageous. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission ("SEC"). The Company cautions that the foregoing factors are not exclusive.


THE COMPANY

         BANKATLANTIC BANCORP, INC. is a Florida-based diversified financial services holding company and the parent company of BankAtlantic, Levitt Corporation, and Ryan Beck & Co., Inc. Through these subsidiaries, BankAtlantic Bancorp provides a full line of products and services encompassing consumer and commercial banking, real estate development, and brokerage and investment banking. The Company's Internet website address is www.bankatlantic.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company's Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

         BANKATLANTIC is one of the largest financial institutions headquartered in Florida and provides a comprehensive offering of banking services and products via its broad network of community branches throughout Florida and its online banking division - BankAtlantic.com. In late 2001 and early 2002, BankAtlantic commenced its seven-day banking campaign. This initiative includes offering free checking, seven-day branch banking, extended lobby hours, a 24-hour customer service center and dozens of new product and customer service initiatives.

         BankAtlantic's primary activities include: (i) attracting checking and savings deposits from the public and general business customers, (ii) originating commercial real estate and business loans, and consumer and small business loans, (iii) purchasing wholesale residential loans from third parties, and (iv) making other investments in mortgage-backed securities, tax certificates and other securities.

         On March 22, 2002, BankAtlantic acquired Community Savings Bankshares, Inc., the parent company of Community Savings F.A., a savings and loan association that operated 21 offices in Palm Beach, Martin, St. Lucie and Indian River counties in Florida. Including the facilities acquired from Community Savings, BankAtlantic now operates 73 branch offices and more than 180 ATMs located primarily in Miami-Dade, Broward, Hillsborough, Palm Beach, Martin, St. Lucie and Indian River Counties in the State of Florida and has approximately $4.9 billion in assets.

         BankAtlantic, a federally-chartered and federally-insured savings bank, was organized in 1952. BankAtlantic is regulated and examined by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

         LEVITT CORPORATION is the parent company of Levitt and Sons and Core Communities. Levitt and Sons, America's oldest homebuilder and first to build planned suburban communities, currently develops single and multi-family homes for active adults and families throughout Florida. Core Communities develops master-planned communities in Florida, including its original and best known, St. Lucie West - a 4,600-acre community with 4,000 built and occupied homes, 150 businesses employing 5,000 people and a university campus. New master-planned developments include Tradition, now under development on Florida's Treasure Coast in St. Lucie County, which is intended to be developed into 5,600 residences, a commercial town center and a corporate park.

         Additionally, the Company and Levitt Corporation together own approximately 40% of the outstanding shares of Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of drive-to vacation interval resorts, golf communities and residential land. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt Corporation acquired approximately 35% of Bluegreen common stock in April 2002.

         RYAN BECK & CO., INC. is a full-service broker dealer engaged in underwriting, market making, distribution, and trading of equity and debt securities. The firm also provides money management services, general securities brokerage, including financial planning for the individual investor and consulting and financial advisory services to financial institutions and middle market companies. Ryan Beck & Co., Inc. ("Ryan Beck") also provides independent research in the financial institutions, healthcare, technology, and consumer product industries. Currently, Ryan Beck has over 500 financial consultants located in 42 offices nationwide.

         On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly-owned subsidiary of Gruntal. Gruntal previously provided securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. Part of GMS's business is investing in unrated or distressed municipal securities. These securities are not readily marketable. The assets that were acquired from Gruntal include certain of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal that was associated with the offices where Gruntal's financial consultants were located.

BUSINESS SEGMENTS

         The Company reports its results of operations through six segments. In addition to the Levitt Corporation and Ryan Beck, as mentioned above, the Parent Company reports results from capital financing and equity investment activity. The remaining three segments are reporting divisions of BankAtlantic and are identified as Bank Investments, Commercial Banking and Community Banking.

BANK INVESTMENTS

         The Bank Investments segment relates to the investments in BankAtlantic's securities portfolios as well as wholesale and retail residential lending activities. BankAtlantic's securities portfolios include securities available for sale, investment securities held to maturity and tax certificates. Additionally, this segment manages BankAtlantic's residential loan portfolio.

         SECURITIES AVAILABLE FOR SALE - Securities available for sale consist of investments in obligations of the U.S. government or its agencies. These consist of mortgage-backed securities, real estate mortgage investment conduits

("REMIC's") and notes or bonds. Our securities portfolio serves as a source of liquidity while providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon assessments of the economy, the interest rate environment and our liquidity needs.

         INVESTMENT SECURITIES HELD TO MATURITY AND TAX CERTIFICATES - Investment securities held to maturity consist of commercial mortgage-backed securities. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established timeframes, the certificate may become null and void. Our experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two-year period. Other than in Florida and Georgia, we have no significant concentration of tax certificate holdings in any one taxing authority.

      The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (in thousands):


                                      U.S.                                         CORPORATE
                                     TREASURY                      MORTGAGE-         BOND                        WEIGHTED
                                       AND           TAX            BACKED            AND                        AVERAGE
                                    AGENCIES     CERTIFICATES     SECURITIES       OTHER (3)       TOTAL           YIELD
                                  -----------    ------------    ----------     ------------    ----------      -----------
DECEMBER 31, 2002
Maturity: (1)
   One year or less               $        --      $139,474      $      533       $     36      $  140,043             9.96%
   After one through five
     years                                 --        54,600             866            385          55,851             9.96
   After five through ten
     years                                 --            --             699         14,841          15,540             3.34
   After ten years
                                           --            --         703,952             --         703,952             5.29
                                  -----------      --------      ----------       --------      ----------      -----------
Fair values (2)                   $        --      $194,074      $  706,050       $ 15,262      $  915,386             6.26%
                                  ===========      ========      ==========       ========      ==========      ===========
Amortized cost (2)                $        --      $194,074      $  684,085       $ 14,794      $  892,953             6.34%
                                  ===========      ========      ==========       ========      ==========      ===========
Weighted average yield based
    on fair values                         --%         9.96%           5.28%          3.22%           6.26%
Weighted average maturity                  --      2.0 years          26.10           8.17           20.69
                                  -----------      --------      ----------       --------      ----------
DECEMBER 31, 2001
Fair values (2)                   $     5,819      $144,077      $1,084,776       $    262      $1,234,934             6.37%
                                  ===========      ========      ==========       ========      ==========      ===========
Amortized cost (2)                $     5,819      $144,077      $1,063,949       $    250      $1,214,095             6.59%
                                  ===========      ========      ==========       ========      ==========      ===========
DECEMBER 31, 2000
Fair values (2)                   $     5,945      $122,352      $1,050,052       $    250      $1,178,599             6.90%
                                  ===========      ========      ==========       ========      ==========      ===========
Amortized cost (2)                $     5,945      $122,352      $1,056,470       $    250      $1,185,017             6.43%
                                  ===========      ========      ==========       ========      ==========      ===========

-------------
(1) Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2) Equity securities held by the parent company and Ryan Beck with a cost of $4.8 million, $33.4 million and $35.0 million and a fair value of $5.2 million, $43.4 million and $48.4 million at December 31, 2002, 2001 and 2000 respectively, were excluded from the above table.

(3) Includes $14.8 million of collateralized mortgage obligations secured by non-residential real estate associated with the commercial banking segment at December 31, 2002.

         A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and held to maturity and available for sale securities follows (in thousands):


                                                                          DECEMBER 31, 2002
                                                  -------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                    AMORTIZED        UNREALIZED        UNREALIZED       ESTIMATED
                                                       COST          APPRECIATION      DEPRECIATION     FAIR VALUE
                                                  ---------------  ---------------- ----------------- ---------------
Tax certificates and investment securities:
  Cost equals market                                 $197,857            $    --            $--            $197,857
Mortgage-backed securities held to maturity:
  Market over cost                                     14,383                458             --              14,841
Investment securities available for sale:
  Market over cost                                      1,447                361             --               1,808
Mortgage-backed securities available for sale:
  Market over cost                                    682,217             21,995             --             704,212
  Cost over market                                      1,868                 --             30               1,838
                                                     --------            -------            ---            --------
          Total                                      $897,772            $22,814            $30            $920,556
                                                     ========            =======            ===            ========

         RESIDENTIAL LOANS - We purchase residential loans in the secondary markets. These loans are secured by property located throughout the United States. For residential loan purchases, we review the seller's underwriting policies and, for certain individual loans, perform additional credit analysis. These loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. We set guidelines for loan purchases relating to: loan amount, type of property, state of residence, loan-to-value ratios, the borrower's sources of funds, appraisal, and loan documentation. We also originate certain residential loans, which are primarily made to "low to moderate income" borrowers in order to comply with standards under the Community Reinvestment Act (see Regulation of Federal Savings Bank). The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

COMMERCIAL BANKING

         The Commercial Banking segment includes a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans, commercial business loans and trade finance lending. This segment also provides letters of credit and standby letters of credit to corporate customers.

         COMMERCIAL REAL ESTATE - Commercial real estate loans are provided for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are generally secured by property primarily located within Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral's appraised value and, in most cases, require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, we consider the value of the collateral, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property, and the interest rate and fees. We generally require that one or more of the principals of the borrowing entity guarantee these loans. Loans to and investments in affiliated joint ventures may result in consolidated exposure in excess of the typical loan-to-value ratio, and guarantees of the principals may not be required.

         COMMERCIAL BUSINESS - Commercial business loans are generally made to medium size companies located throughout Florida, primarily in Miami-Dade, Broward and Palm Beach Counties and the Tampa Bay area. We make both secured and unsecured loans, although the majority of these loans are on a secured basis. The accounts receivable, inventory, equipment, and/or general corporate assets of the borrowers typically provide the security for commercial business loans. These loans generally have variable interest rates that are prime or LIBOR-based and are originated for terms ranging from one to five years.

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

COMMUNITY BANKING

         The Community Banking segment offers a diverse range of loan products for individuals and small businesses. These products include home equity loans, automobile loans, overdraft protection on deposit accounts and small business lending. Business bankers and branch market managers originate the above loans. This segment also administers our ATM network operations located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

         SMALL BUSINESS - Small business loans are generally made to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or on demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit are due upon demand. These loans typically have either fixed or variable prime-based interest rates.

         Small business loans generally have a higher degree of risk than other loans in our portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

         CONSUMER - Consumer loans are primarily loans to individuals originated through the branch network and sales force. The majority of our originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. We do not currently use brokers to originate loans. In the past, we originated automobile loans through automobile dealers, but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

         RETAIL BROKERAGE SERVICES - During 2002, through our wholly-owned subsidiary, BA Financial Services, LLC, we began offering retail brokerage services to our customers through our branch network. These products and services include mutual funds, bonds, stocks and variable annuities.

INTEREST EXPENSE AND OVERHEAD ALLOCATIONS TO BANK OPERATIONS SEGMENTS

         Interest expense and overhead for Bank Operation segments represents interest expense and certain revenue and expense items that are allocated to each Bank Operation segment by its pro-rata average assets. Items included in interest expense and overhead include: (1) interest expense on all interest-bearing banking liabilities and (2) an allocation of back office and corporate headquarter operating expenses, net of deposit account fee income.

         DEPOSITS - Our deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds We solicit deposits in our market areas through advertising and relationship banking activities conducted through our sales force and branch network. During 2002, products such as Totally Free Checking and Totally Free Savings were the lead programs of our marketing strategy to obtain new customers.

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

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS - Short-term borrowings consist of securities sold under agreements to repurchase and federal funds borrowings. Securities sold under agreements to repurchase involve a sale of a portion of our current investment portfolio

(usually MBS and REMIC's) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. We issue repurchase agreements to institutions and to our customers. These transactions are collateralized by securities in our investment portfolio. The FDIC does not insure repurchase agreements. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. The facilities are used on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. We also have a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against our consumer loans.

         SUBORDINATED DEBENTURES AND MORTGAGE-BACKED BONDS - Subordinated debentures consist of $22 million of floating rate debentures due 2012. Interest on the debentures are payable quarterly and are redeemable after October 2007. The debentures qualify for inclusion in BankAtlantic's total risk-based capital. In connection with the acquisition of Community, BankAtlantic assumed $15.9 million of mortgage-backed bonds. The bonds have a floating interest rate and mature in September 2013.

LEVITT CORPORATION

         Levitt Corporation is a real estate company organized in December 1982 under the laws of the State of Florida, and currently engages in real estate activities through: (1) Levitt and Sons, (2) Core Communities, (3) an investment in Bluegreen Corporation, and (4) other subsidiaries and joint ventures.

         Levitt Corporation's operating strategy consists of:

         o Building and selling single-family homes in both the active adult and primary residential markets,

         o Acquiring land, obtaining entitlements and developing parcels suitable to residential, industrial and commercial users,

         o Re-selling developed parcels to established homebuilders and to commercial and industrial users,

         o Constructing and marketing quality rental apartments, condominium apartments and single-family residential units through its interests in joint ventures,

         o Acquiring land and real estate projects either through direct ownership or through joint venture relationships, and

         o Through its interest in Bluegreen Corporation, acquiring, developing, marketing and sale of drive-to vacation resorts and golf communities.

LEVITT AND SONS

         Levitt and Sons and its predecessors have built more than 200,000 homes since 1929 and introduced planned suburban communities to the United States building industry. It is recognized nationally for having built the Levittown communities in New York, New Jersey, Pennsylvania and Puerto Rico. Since 1977, Levitt and Sons has operated principally in Florida. Levitt Corporation acquired Levitt and Sons in 1999.

         Levitt and Sons develops planned communities, generally featuring homes priced between $120,000 - $300,000. While in prior years Levitt and Sons focused on active adult communities, Levitt and Sons recently expanded into developing communities for the family market. At December 31, 2002, Levitt and Sons had ten communities under development, for which sales activity had begun. Additionally, through a joint venture, Levitt and Sons is constructing a 164-unit condominium project. All of the communities are located within the State of Florida. At December 31, 2002, information regarding closed units and backlog units was as follows:


                                                    Closed      Backlog
                                                     Units        Units
                                                   --------    ------------
Year ended December 31, 2000                           620         703
Year ended December 31, 2001                           879         724
Year ended December 31, 2002                           880         885

          Backlog represents the number of units subject to pending sales contracts. Homes are typically sold prior to construction using sales contracts that are usually accompanied by cash deposits. Homes included in the backlog are homes that have been completed but on which title has not been transferred, homes not yet completed and homes on which construction has not begun.

         Additionally, at December 31, 2002, Levitt and Sons had three properties representing an aggregate of approximately 374 acres and an aggregate purchase price of $32.1 million under contract on which due diligence has been completed. While financing is not yet finalized, the transactions are expected to close in 2003. Levitt and Sons estimates these three properties, located in Naples, Estero, and Windemere, Florida, will permit the additional development of 933 home sites. One additional property, located in Lake County, Florida, is also under contract, but due diligence has not yet been completed. This property would provide approximately an additional 1,000 homesites at a cost of $7.5 million.

CORE COMMUNITIES

         Core Communities was founded in May 1996 to develop the master-planned community now known as St. Lucie West. Levitt Corporation acquired Core Communities in October 1997.

         Core Communities' primary business is the development of master-planned communities, including (1) land acquisition, (2) planning, entitlement and infrastructure development, and (3) the sale of platted land and/or developed lots to homebuilders, commercial, industrial and institutional users. Core Communities is currently developing the communities of St. Lucie West, Tradition and commercial land in Live Oak Preserve.

         St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. Interstate 95 borders it to the west and Florida's Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club. The community's baseball stadium serves as the spring training headquarters for the New York Mets. There are approximately 4,000 homes in St. Lucie West housing nearly 8,000 residents. Local businesses in the community employ more than 5,000 workers. Only 365 acres remain available for sale in this project.

         In October 1998, Core Communities acquired 2,033 acres of land approximately two miles south of St. Lucie West, also bordering Interstate 95. This project, currently known as Tradition, is intended to be developed as a master-planned community, including a corporate park, a K-12 charter/lab school, commercial properties, residential homes and other uses in a series of mixed-use parcels. It is anticipated that Community Development Districts will be formed to provide financing for the various elements of the project.

         In May 2002, Core Communities acquired approximately 1,800 acres of land contiguous to the Tradition property for future expansion. Approximately 430 acres of this property is currently subject to a contract with a single homebuilder for the sale of undeveloped lots commencing in 2003.

         Core Communities has entered into a $12.8 million contract expected to close in August 2003 for the acquisition of approximately 1,700 acres of contiguous land to the west and south of its existing Tradition holdings for possible future expansion. Core Communities also has approximately 1,600 acres of its Tradition holdings under contracts for sale with closings expected to commence in August 2003 through 2005 for an aggregate sales price of $30.0 million. Core Communities is under contract to acquire an additional 3,200 acres of contiguous land to the west and south of its existing Tradition holdings.

         First phase development is underway at the Tradition project and is expected to continue through 2003. First phase development includes construction of primary access to Interstate 95 and of connector roadways to Interstate 95 from the interior of the Tradition project, construction of the stormwater infrastructure, commercial pod development, and traditional and neo-traditional residential lot development. Core Communities has entered into a contract with two homebuilders for the sale of portions of the first phase residential lots. Those transactions are expected to close in 2003.

         In September 2001, Core Communities acquired a 1,285-acre tract of land known as Live Oak Preserve in Hillsborough County on the west coast of Florida. During October 2002, Core Communities sold 1,267 acres of this property, representing all of the residential land, in a single transaction. The remaining 18 acres of land represents all of the land zoned for commercial property held for development and sale.

OTHER SUBSIDIARIES AND JOINT VENTURES

         Through subsidiaries, Levitt is engaged in the development and sale of flex industrial properties in Boynton Beach, Florida and the construction of rental properties. Levitt is also involved in joint ventures which defray portions of risk associated with ventures by entering into joint venture agreements with persons and entities who contribute equity capital.

BLUEGREEN CORPORATION

         Bluegreen Corporation is a leading marketer of vacation and residential lifestyle choices through its resorts and residential land and golf businesses. Bluegreen Corporation's resorts business acquires, develops and markets timeshare interests in resorts generally located in popular high-volume, "drive-to" vacation destinations. "Timeshare Interests" are of two types: one which entitles the fixed-week buyer to a fully-furnished vacation residence for an annual one-week period in perpetuity and the second which entitles the buyer of the Bluegreen Corporation's points-based Bluegreen Vacation Club(TM) product to an annual allotment of "points" in perpetuity (supported by an underlying deeded fixed timeshare week being held in trust for the buyer). "Points" may be exchanged by the buyer in various increments for lodging for varying lengths of time in fully-furnished vacation residences at any of the Bluegreen Corporation's participating resorts. A timeshare interest also entitles the buyer to access over 3,700 resorts worldwide through the Bluegreen Corporation's participation in timeshare exchange networks. Bluegreen Corporation currently develops, markets and sells timeshare interests in 11 resorts located in the United States and one resort located in the Caribbean.

         Bluegreen Corporation's residential land and golf division acquires, develops and subdivides property and markets the subdivided residential lots to retail customers seeking to build a home in a high quality residential setting, in some cases on properties featuring a golf course and related amenities. The residential land and golf division's strategy is to locate its projects (i) near major metropolitan centers but outside the perimeter of intense subdivision development or (ii) in popular retirement areas. Bluegreen Corporation also generates significant interest income through its financing of individual purchasers of timeshare interests and, to a nominal extent, home sites sold by its residential land and golf division.

         Levitt acquired shares in Bluegreen Corporation as an investment with the intent of acquiring a significant equity position. Further, Levitt may in the future make a proposal to Bluegreen involving a corporate transaction, such as a merger or reorganization, involving Bluegreen or its subsidiaries.

 RYAN BECK & CO., INC.

         Ryan Beck provides financial advice to individuals, institutions and corporate clients through 42 offices in twelve states. For individual investors, the firm's Private Client Group provides a full range of financial services, including investment consulting, retirement planning, insurance and investment advisory services. Institutional clients are served by the market-making, underwriting and distribution activities of the firm's Capital Markets Group, which encompasses equity and fixed income trading, fixed income products, institutional sales and research. Through its Investment Banking Group, Ryan Beck provides consulting and financial advisory services to corporate clients, primarily financial institutions and middle-market companies.

         As a registered broker-dealer with the Securities and Exchange Commission ("SEC"), Ryan Beck operates on a fully- disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of (1) high net worth individuals, (2) financial institutions, (3) institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors) and, to a lesser extent, (4) insurance companies and specialty finance companies.

         Ryan Beck's subsidiaries, Cumberland Advisors, Inc. ("Cumberland Advisors") and GMS, provide money management and brokerage services to individuals, institutions, government entities and non-profit organizations. Cumberland Advisors was acquired in 1998 and supervises assets for individuals, institutions, retirement plans, governmental entities and cash management portfolios. GMS, which was acquired in the Gruntal transaction, is in the municipal finance business including origination and acquisition of municipal securities. GMS's private client group distribution emphasis is on tax-free securities. Part of GMS's business consists of investing in unrated or distressed municipal securities. These securities are not readily marketable and are either not rated by any rating agency or are rated below investment grade ("below investment grade securities"). Included in the Company's consolidated statement of financial condition was approximately $86 million of below investment grade securities associated with the activities of GMS.

PARENT COMPANY

         The Parent Company segment operations include the financing of the capital needs of all subsidiaries through debt and equity offerings. The Parent Company obtains its funds from issuances of equity securities, subordinated debentures, convertible subordinated debentures, subordinated investment notes and trust preferred securities, dividends from BankAtlantic, as well as borrowings from unrelated financial institutions. The Parent Company provides capital to its subsidiaries for the financing of acquisitions and for other general corporate purposes. The Parent Company also owns and manages a small portfolio of public and private equity investments. Certain of the Company's affiliates, including certain of its executive officers, have independently made investments with their own funds in both public and private entities in which the Parent Company holds investments. (See Management Discussion and Analysis -"Related Party Transactions" for a further discussion on equity investments.)

RISK FACTORS

BANKING INDUSTRY RISK

         Banking is a business that depends on interest rate differentials. In general, the net interest income, which is the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loan and securities holdings, constitutes a major portion of its earnings.

         Changes in interest rates can have differing effects on BankAtlantic's net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic's net interest income.

         Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic's net interest income and adversely affect its earnings because:

         o It amortizes premiums on acquired loans, and if loans are prepaid, the unamortized premium will be charged off; and

         o The yields it earns on the investment of funds that it receives from prepaid loans are generally less than the yields that it earned on the prepaid loans.

         Thus, the earnings and growth of BankAtlantic are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict.

         Additionally, we are exposed to the risk that borrowers or counter-parties may default on their obligations to us. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk and we monitor the application of these policies and procedures throughout the Company.

         We attempt to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

         The aftermath of the events of September 11, 2001 and the United States' continued war on terrorism may have an unpredictable effect on economic conditions in general and in our primary market areas. Depending upon the timing and strength of the economic recovery, we could experience a decline in credit quality that could result in loan losses and a material adverse effect on our earnings.

UNDERWRITING AND CREDIT MANAGEMENT

         We evaluate a borrower's ability to make principal and interest payments and the value of the collateral securing the underlying loans. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. All non-residential loans or leases of $1.0 million to $5.0 million require Officers' Loan Committee approval and ratification by Major Loan Committee. Residential loans for over $500,000 require approval by the Officers' Loan Committee and ratification by the Major Loan Committee. Purchased residential loans in pools greater than $50 million require Investment Committee approval. The Investment Committee includes the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer. All loans over $5.0 million require the approval of our Major Loan Committee. In addition to senior loan officers of BankAtlantic, the Major Loan Committee consists of the Chief Executive Officer and the Vice-Chairman. The Officers' Loan Committee includes members of our executive management.

         For consumer and small business lending, credit-scoring systems are utilized to assist in the assessment of the relative risks of new underwritings and to provide standards for extensions of credit. Consumer and small business portfolio credit risk is monitored by using statistical models and regular reviews of actual payment experience in order to predict portfolio behavior.

         An independent credit review group conducts ongoing reviews of credit activities and portfolios, reexamining, on a regular basis, risk assessments for credit exposure and overall compliance with policy. This group meets periodically with the Credit Policy Committee to provide an update on the status of the various loan portfolios.

         A separate Senior Loan Committee meets monthly to discuss the progress of individual credits, to monitor compliance with lending policies and to consider upgrading or downgrading the risk grades of specific loans. The Senior Loan Committee includes the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer.

         Our primary credit exposure is focused in our loan and lease portfolio, which totaled $3.4 billion and $2.8 billion at December 31, 2002 and 2001, respectively.

         Loans and leases receivable composition at the dates indicated was (in thousands):



                                                                  AS OF DECEMBER 31,
                       --------------------------------------------------------------------------------------------------------
                             2002                 2001                2000                  1999                    1998
                       ----------------     -----------------    ----------------    -------------------       -----------------
                       AMOUNT   PERCENT     AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT      PERCENT       AMOUNT    PERCENT
                       ------   -------     ------    -------    ------   -------    ------      -------       ------    -------
LOANS RECEIVABLE:
Real estate loans:
  Residential
    real estate      $1,378,041   40.85%  $1,111,775   40.07%  $1,316,062   46.14%  $ 1,188,092    44.39%   $ 1,336,587    50.90%
  Construction and
    development       1,218,411   36.13    1,122,628   40.47      937,881   32.88       634,382    23.71        439,418    16.74
  Commercial real
    estate              755,492   22.40      522,006   18.82      369,282   12.95       312,014    11.66        341,738    13.02
  Small business -
    real estate          98,494    2.92       43,196    1.56       28,285    0.99        22,241     0.83         20,275     0.77
Other loans:
  Second mortgage -
    direct              261,579    7.75      166,531    6.00      124,859    4.38        85,936     3.21         60,403     2.30
  Second mortgage -       1,713    0.05        2,159    0.08        4,020    0.14         5,325     0.20          8,032     0.31
indirect
  Commercial business    82,174    2.44       76,146    2.74       86,194    3.02       188,040     7.03         91,591     3.49
  Small business -       62,599    1.86       59,041    2.13       69,325    2.43        93,442     3.49         98,543     3.75
non-mortgage
  Lease finance          31,279    0.93       54,969    1.98       75,918    2.66        43,436     1.62         25,055     0.95
  Due from foreign
    banks                     0    0.00        1,420    0.05       64,207    2.25        51,894     1.94         27,293     1.04
  Consumer - other
    direct               24,881    0.74       25,811    0.93       33,036    1.16        35,508     1.33         40,930     1.56
  Consumer - other
    indirect              6,392    0.19       23,241    0.84       58,455    2.05       120,184     4.49        212,571     8.10
Loans held for sale:
  Residential real
    estate                    0    0.00        4,757    0.17            0    0.00       220,236     8.23        168,881     6.43
  Syndication loans      14,499    0.43       40,774    1.47       80,016    2.80             0     0.00              0     0.00
                     ----------  ------   ----------  ------   ----------  ------   -----------   ------    -----------   ------
        Total         3,935,554  116.69    3,254,454  117.31    3,247,540  113.85     3,000,730   112.13      2,871,317   109.36
                     ----------  ------   ----------  ------   ----------  ------   -----------   ------    -----------   ------
Adjustments:

Undisbursed portion
  of loans
  in process            511,861   15.18      434,166   15.65      344,390   12.07       286,608    10.71        218,937     8.34
Unearned discounts        3,041    0.09        1,470    0.05        3,675    0.13        (6,420)   (0.24)       (11,277)   (0.43)
(premiums)
Allowance for
  loan losses            48,022    1.42       44,585    1.61       47,000    1.65        44,450     1.66         37,950     1.45
                     ----------  ------   ----------  ------   ----------  ------   -----------   ------    -----------   ------
    Total loans
      receivable,
      net            $3,372,630  100.00%  $2,774,233  100.00%  $2,852,475  100.00%  $ 2,676,092   100.00%   $ 2,625,707   100.00%
                     ==========  ======   ==========  ======   ==========  ======   ===========   ======    ===========   ======
Bankers acceptances  $        0  100.00%  $        5  100.00%  $    1,329  100.00%  $    13,616   100.00%   $     9,662   100.00%
                     ==========  ======   ==========  ======   ==========  ======   ===========   ======    ===========   ======


REAL ESTATE INDUSTRY RISK

         The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond Levitt's control, include:

         o  The availability and cost of financing,

         o  Unfavorable interest rates and increases in inflation,

         o  Overbuilding or decreases in demand,

         o Changes in the general availability of land and competition for available land,

         o Construction defects and warranty claims arising in the ordinary course of business, including mold-related property damage and bodily injury claims,

         o  Changes in national, regional and local economic conditions,

         o  Cost overruns, inclement weather and labor and material shortages,

         o The impact of present or future environmental legislation, zoning laws and other regulations, o Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

         o  Increases in real estate taxes and other governmental fees.


         In addition, Levitt currently develops and sells properties primarily in Florida. The Florida markets in which Levitt operates are subject to the risks of natural disasters, such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on Levitt's business by causing the incurrence of uninsured losses, the incurrence of delays in construction and shortages and increased costs of labor and building materials.

BROKERAGE INDUSTRY RISK

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

         o  The demand for investment banking services,

         o  The level and volatility of interest rates,

         o  The availability of credit,

         o  Legislation affecting the business and financial communities,

         o  The economy in general and

         o  The volatility of equity and debt securities held in inventory.

         Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

         The majority of Ryan Beck's assets and liabilities are securities owned or securities sold but not yet purchased. Securities owned and securities sold but not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management's estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in an adverse change in our financial statements. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

         The Gruntal transaction significantly increased the size of Ryan Beck, but its success will be dependent upon Ryan Beck's ability to integrate the Gruntal operations, successfully manage a much larger organization and retain its new employees. Although Ryan Beck assumed a $21 million deferred compensation plan obligation for participating financial consultants, and Ryan Beck put in place a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively, for certain financial consultants and key employees, the financial consultants and other employees may choose not to remain with Ryan Beck. Additionally, part of GMS's business consists of investing in below investment grade securities. In some instances, GMS holds a majority of the securities of an issue. These below investment grade securities generally consist of revenue bonds issued by tax-exempt entities related to healthcare and long-term care facilities. The payment of the principal and interest associated with these securities is dependent on the cash flows of the issuer. As a consequence, GMS is exposed to the risk that the issuer's cash flows from operations will not be sufficient to cover the debt service, resulting in GMS not recovering its entire investment. The credit risk on below investment grade securities is significant, and therefore a change in the credit quality of an issue could result in a significant impact on the fair value of the issue. Since there is no trading market for many of these securities, GMS may not be able to liquidate its position at prices that would be available for securities that are readily marketable. These securities are accounted for in our financial statements at amounts that we believe represent the fair value of the securities but there is no assurance that we will be able to realize such amounts upon sale.

   PARENT COMPANY RISK FACTORS

         As of December 31, 2002, we had approximately $246.2 million of indebtedness outstanding at the holding company level. The degree to which we are leveraged poses risks to our operations, including the risk that our cash flow will not be sufficient to service our outstanding debt and that we may not be able to obtain additional financing or refinancing. If we are forced to utilize all or most of our cash flow for the purpose of servicing debt, we will not be able to use those funds for other purposes. Our ability to meet these obligations is largely dependent on BankAtlantic's ability to pay dividends to us. BankAtlantic's ability to pay dividends is limited and is primarily determined based on BankAtlantic's net income.

         As of December 31, 2002, BFC Financial Corporation ("BFC") owned all of our issued and outstanding Class B common stock and 8,296,891 shares, or approximately 16%, of our issued and outstanding Class A common stock. These shares represent approximately 55% of our total voting power. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer of BankAtlantic, and John E. Abdo, Vice Chairman of our Board of Directors and the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of BankAtlantic, beneficially own approximately 45.4% and 15.7% of the shares of BFC, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of BankAtlantic Bancorp, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC's control position may have an adverse effect on the market price of our Class A common stock.

EMPLOYEES

          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

         The Company's number of employees at the indicated dates was:

                              DECEMBER 31, 2002           DECEMBER 31, 2001
                            ---------------------       -----------------------
                              FULL-       PART-          FULL-        PART-
                              TIME         TIME           TIME        TIME
                            ---------     -------       --------      ---------
BankAtlantic                  1,134          219          830            85
Levitt Corporation              221           28          202            27

Ryan Beck                     1,215           40          300            13
                              -----          ---        -----           ---
   Total                      2,570          287        1,332           125
                              =====          ===        =====           ===

COMPETITION

         BankAtlantic is one of the largest financial institutions headquartered in the State of Florida. BankAtlantic has substantial competition in attracting and retaining deposits and in lending funds. BankAtlantic competes not only with financial institutions headquartered in the State of Florida, but also with a growing number of financial institutions headquartered in other states that are active in Florida. Many competitors have substantially greater financial resources than BankAtlantic and, in some cases, operate under fewer regulatory constraints.

         Levitt Corporation is engaged in the real estate development and construction industry, which is highly competitive and fragmented. Overbuilding in certain local markets, among other competitive factors, may materially adversely affect homebuilders in that market. Homebuilders compete for financing, raw materials and skilled labor, as well as for the sale of homes. Additionally, competition for prime properties is intense and the acquisition of such properties may become more expensive in the future to the extent demand and competition increase. Levitt competes with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of Levitt's competitors have greater financial, marketing, sales and other resources than Levitt.

         Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include:

         o All of the member organizations of the New York Stock Exchange and NASD,

         o  Banks,

         o  Insurance companies,

         o  Investment companies, and

         o  Financial consultants.

REGULATION AND SUPERVISION

HOLDING COMPANY

         We are a unitary savings and loan holding company within the meaning of the Home Owner's Loan Act, as amended ("HOLA"). As such, we are registered with the Office of Thrift Supervision ("OTS") and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us, and our non-bank subsidiaries, Levitt Corporation and Ryan Beck & Co., Inc. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

         HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the QTL test. See "Regulation of Federal Savings Banks - QTL Test" for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

         Transactions between the Bank, including any of the Bank's subsidiaries, and us or any of the Bank's affiliates, are subject to various conditions and limitations. See "Regulation of Federal Savings Banks - Transactions with Related Parties." The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See "Regulation of Federal Savings Banks - Limitation on Capital Distributions."

FEDERAL SECURITIES LAWS

         Our Class A common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

BANKATLANTIC

GENERAL

         The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.

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

REGULATION OF FEDERAL SAVINGS BANKS

         BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         LOANS TO ONE BORROWER. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank's unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2002, the Bank's limit on loans to one borrower was $59.6 million. At December 31, 2002, the Bank's largest aggregate amount of loans to one borrower was $45.9 million and the second largest borrower had an aggregate balance of $42.7 million.

         QTL TEST. HOLA requires a savings bank to meet a Qualified Thrift Lending ("QTL") test by maintaining at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2002, the Bank maintained 77.6% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

         CAPITAL REQUIREMENTS. The OTS regulations require savings banks to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets and a core capital ratio (as defined under OTS regulations). For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum core capital ratio is 3%, and the minimum core capital ratio for any other depository institution is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks OTS believes are inherent in the type of asset. On May 10, 2002, the OTS adopted amendments to its capital regulations which, among other matters, eliminated the interest rate risk component of the risk-based capital requirement. Pursuant to the amendment, the OTS will continue to monitor the interest rate risk management of individual institutions through the OTS requirements for interest rate risk management, the ability of the OTS to impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk, and the requirements of Thrift Bulletin 13a, which provides guidance regarding the management of interest rate risk and the responsibility of boards of directors in that area.

         The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2002:

                                                        DECEMBER 31, 2002
                                  --------------------------------------------------------------
                                                         MINIMUM CAPITAL
                                  --------------------------------------------------------------                WELL
                                               ACTUAL                      REQUIREMENT                       CAPITALIZED
                                  --------------------------------------------------------------      --------------------------
                                       AMOUNT         RATIO             AMOUNT         RATIO            AMOUNT         RATIO
                                  -----------------------------    -----------------------------      ------------  ------------
                                                         (IN THOUSANDS)

Tangible capital                 $  347,927               7.26%           71,873       1.50%            $  71,873          1.50%
Core capital                        347,927               7.26           191,661       4.00               239,576          5.00
Total tier 1 risk-based
  capital                           347,927              10.01           139,088       4.00               208,632          6.00
Total risk-based capital            413,469              11.89           278,176       8.00               347,720         10.00



         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

         As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation, if it has determined that the institution is in need of more than customary supervision or that a proposed distribution by an institution would constitute an unsafe or unsound practice. Furthermore, under the OTS Prompt Corrective Action Regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above. See "Regulation - Regulation of Federal Savings Institutions - Prompt Corrective Regulatory Action".

         LIQUIDITY. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank's average liquidity ratio at December 31, 2002 was 19.23%.

         ASSESSMENTS. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: the size of the institution on which the basic assessment is based; the institution's supervisory condition; and the complexity of the institution's operations. The Bank's assessment expense during the year ended December 31, 2002 was approximately $745,000.

         BRANCHING. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state of the United States.

         COMMUNITY REINVESTMENT. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" CRA performance evaluation in its most recent evaluation. Insured depository institutions also must publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with its "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Bank has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the

BHCA as an affiliate for purposes of Sections 23A and 23B. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under
Section 4(c) of the Bank Holding Company Act ("BHC Act") and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings bank's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. On October 1, 2001, the Bank made a special dividend to the Company of all the outstanding stock of Levitt Corporation, and Levitt Corporation thereupon became a subsidiary of the Company instead of the Bank. As a consequence, transactions between the Bank and Levitt Corporation became subject to the regulations and statutes described above and in connection with the transaction the OTS issued a "no action" letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit ("Levitt Loans") from the Bank to Levitt. In addition, the Bank agreed that it would not engage in any covered transactions with any affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, falls below twenty percent of the Bank's capital stock and surplus.

         Section 402 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

         The Bank's authority to extend credit to its directors, executive officers, and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board ("FRB") thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and
(b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank's board of directors.

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

         STANDARDS FOR SAFETY AND SOUNDNESS. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on its capital. Generally, a savings institution is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. See "- Capital Requirements."

         The severity of the action authorized or required to be taken under the Prompt Corrective Action Regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All institutions are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the institution would be undercapitalized. An undercapitalized institution is required to file a capital restoration plan within 45 days of the date the institution receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized institution and to restrict the asset growth, acquisitions, branching, and new lines of business of such an institution. If one or more grounds exist for appointing a conservator or receiver for an institution, the OTS may require the institution to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository bank. When appropriate, the OTS can require corrective action by a savings bank holding company under the "Prompt Corrective Action" provisions of FDICIA.

         INSURANCE OF DEPOSIT ACCOUNTS. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. The FDIC has recently alerted institutions to the possibility of higher deposit insurance premiums in early 2003. The FDIC stated that, if necessary, the increased premiums would likely affect only institutions with BIF-insured deposits and would not exceed 5 basis points. While increases in deposit insurance premiums could have an adverse effect on the Company's earnings, the recent advisory statement from the FDIC, if enacted, is not expected to have a material adverse effect on the Company's earnings.

         The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation ("FICO") bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The recapitalization of the SAIF and BIF insurance funds was necessitated following payments made from these insurance funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980's and 1990's. The quarterly adjusted rate of assessment for FICO bonds is 0.0172% for both BIF-and SAIF-insured institutions.

         PRIVACY AND SECURITY PROTECTION. The OTS has adopted regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act ("Gramm-Leach"). The regulations, which require each financial institution to adopt procedures to protect customers and customers' "non-public personal information", became effective November 13, 2000. The Bank has a privacy protection policy which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program. The new regulation became effective on July 1, 2001. We do not believe that these regulations will have a material impact upon our operations.

         INTERNET BANKING. Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet Banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices. The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank's Internet operations.

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

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $64.9 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $3.2 million during the year ended December 31, 2002. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

         FEDERAL RESERVE SYSTEM. The Bank is subject to provisions of the FRA and the FRB's regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $36.1 million. The amount of aggregate transaction accounts in excess of $41.3 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 14%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         ANTI-TERRORISM REGULATION. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was signed into law on October 26, 2001, providing the federal government with new powers to address terrorist threats. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act enacts measures intended to encourage information-sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including
(i) financial institutions must establish anti-money laundering programs that include, at a minimum, internal policies, procedures and controls, as well as an independent audit function to test the programs; and (ii) regulations are to be promulgated setting minimum standards with respect to customer identification upon the opening of new accounts. The federal banking agencies have begun to propose and implement regulations requiring financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act. Implementation of the USA Patriot Act did not have a material impact upon the financial condition or results of operations of the Company.

LEVITT CORPORATION

         Levitt Corporation, through its subsidiaries, engages in real estate development activities and residential and commercial construction in the State of Florida. Levitt's business activities are subject to various local and state statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters that impose restrictive zoning and density requirements the purposes of which are to limit building within the boundaries of a particular area. Local laws frequently require builders to provide roads and other off-site infrastructure in connection with a homebuilding project. Further, schools, parks, water treatment and other public improvements are required in connection with real estate development activities, and these requirements drive up the cost of development while extending the time within which a project can be brought to completion. The State of Florida and various counties have declared (and may declare in the future) moratoriums on the issuance of building permits and/or impose restrictions in areas where roads, schools, parks, water and sewage treatment facilities and other infrastructure do not reach minimum standards. Further, in response to severe windstorm damage suffered in the past, the State of Florida has adopted stringent building codes that require, among other things, builders to use specific construction materials and to follow specific construction practices and techniques.

         Levitt Corporation's subsidiaries are also subject to local and state statutes, ordinances, rules and regulations concerning the protection of health and the environment. The specific environmental regulations that may apply vary according to site location, its environmental conditions and its present and former uses as well as the present and former uses of adjoining properties. These laws and regulations are subject to frequent change; in some cases, activities may be delayed or halted by changes in statutes or rules. In addition, environmental laws and conditions can prohibit or severely restrict building activity in environmentally sensitive regions.

RYAN BECK & CO., INC.

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

             Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2002, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients' funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

            Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-dealers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

           Securities held in custody by Pershing for Ryan Beck's customer accounts are protected to an unlimited amount. The Securities Investors Protection Corporation (SIPC) provides $500,000 of coverage, including $100,000 for claims for cash. Pershing provides the remaining coverage through a commercial insurer. The account protection applies when a SIPC member firm fails financially and is unable to meet obligations to securities customers, but it does not protect against losses from the rise and fall in the market value of investments.

         Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm's liquidation. At December 31, 2002, Ryan Beck was in compliance with all applicable capital requirements.

         Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations. As a consequence, the Company reclassified from income (loss) from extraordinary items to income from continuing operations a $389,000 loss and a $12.2 million gain on the redemption of subordinated investments notes and convertible debentures in the Company's statement of operations for the year ended December 31, 2001 and 2000, respectively. The reclassification reduced basic earnings per share from continuing operations by $.01 and had no effect on diluted earnings per share from continuing operations for the year ended December 31, 2001. The reclassification increased Class A and Class B basic earnings per share from continuing operations by $0.20 and $0.18, respectively, for the year ended December 31, 2000. The reclassification increased Class A and Class B diluted earnings per share from continuing operations by $0.15 and $0.13, respectively, for the year ended December 31, 2000.

         In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this Statement, a liability was recognized when the entity committed to an exit plan. Management believes that this Statement will not have a material impact on the Company's financial statements; however, the Statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In October 2002, the FASB issued Statement No. 147 ("Acquisitions of Certain Financial Institutions"). This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This Statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, "Goodwill and Other Intangible Assets". Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in Statement No. 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisitions will be reclassified to goodwill upon adoption of this Statement. The Statement will not affect the Company's prior acquisitions, and management believes that this Statement will not have an impact on the Company's historical financial statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003.

         In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This Statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure requirements of this Statement as of December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of evaluating if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, noncontrolling interest and results of activities are required to be included in the Company's consolidated financial statements. Our investments and advances to unconsolidated entities were $51.9 million at December 31, 2002. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated, however, we cannot give any assurance that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

                               ITEM 2. PROPERTIES

         The Company's and BankAtlantic's principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida, 33304. In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations. The following table sets forth owned and leased branch offices at December 31, 2002:


                                    MIAMI-DADE          BROWARD          PALM BEACH         TAMPA BAY
                                 -----------------  -----------------  ----------------  ----------------

Owned full-service branches             4                  10                26                 3
Leased full-service branches            8                  12                 5                 4
                                 -----------------  -----------------  ----------------  ----------------

    Total full-service branches         12                 22                31                 7
                                 =================  =================  ================  ================

Lease expiration dates              2004-2012          2003-2009          2003-2006         2003-2004
                                 =================  =================  ================  ================


         BankAtlantic also maintains two ground leases in Broward County expiring between 2006 - 2072.

         Levitt Corporation leases administrative space. The leases expire in 2004 - 2006.

         Ryan Beck's office space includes leased facilities in the following states with year of lease expiration:

                         LEASE            NUMBER OF
    LOCATIONS         EXPIRATION           OFFICES
-------------------------------------------------------
California               2009                 1
Connecticut           2004 - 2005             3
Florida               2003 - 2005             5
Georgia                  2004                 1
Illinois                 2008                 1
Maryland                 2009                 1
Massachusetts         2004 - 2006             4
New Jersey            2003 - 2012             7
New York              2003 - 2010             9
Pennsylvania          2003 - 2011             7
Texas                 2003 - 2005             2
Virginia                 2003                 1
                                       ----------------
                                             42
                                       ================


         During the year ended December 31, 2002, BankAtlantic purchased a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility. The estimated costs to renovate the facility for use as BankAtlantic's operational center is approximately $20 million and is expected to be completed in June 2004.

                            ITEM 3. LEGAL PROCEEDINGS

         The following is a description of certain lawsuits other than ordinary routine litigation incidental to our business to which the Company or a subsidiary is a party:

         COMMERCE BANCORP, INC. V. BANKATLANTIC, CIVIL ACTION NO. 02CV 4774
(JBS)(D.N.J.)(CAMDEN) On October 3, 2002, Commerce Bancorp., Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce recently filed a motion for leave to file an amended complaint, which seeks to assert additional claims for trademark infringement based on Commerce's allegation that BankAtlantic's use of the word "WOW" infringes trademark rights purportedly owned by Commerce in the phrases "WOW ANSWER GUIDE," "COMMERCE WOW! ZONE," "COMMERCEWOW!ZONE," and "WOW! THE CUSTOMER." Management intends to contest the case vigorously.

         SMITH & COMPANY, INC., PLAINTIFF VS. LEVITT-ANSCA TOWNE PARTNERSHIP, BELLAGGIO BY LEVITT HOMES, INC., ET AL., DEFENDANTS/COUNTER-PLAINTIFFS VS. SMITH & COMPANY, INC. AND THE AMERICAN HOME ASSURANCE COMPANY, FILED IN THE CIRCUIT COURT OF FLORIDA, PALM BEACH COUNTY, FIFTEENTH CIRCUIT, CASE NO. CL00-12783 AF. On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively "Defendants") seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, its share of potential liability under the judgment and for attorneys' fees which is estimated to be approximately $2.6 million. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

         SCOTT TEICH V. RYAN BECK & CO., INC., CASE NO. 03-80138-CIV-MIDDLEBROOKS/ JOHNSON, UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA, WEST PALM BEACH, DIVISION. On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Case No. CA-1114AF) by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a DE FACTO merger with Gruntal, or (2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds.

         In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor" in interest to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

         The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales, brokerage and underwriting, acquisitions, bank operations lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain.

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

         On March 18, 2003, there were approximately 1,014 record holders and 53,516,846 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at March 18, 2003.

         The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock
Exchange:

                                                          CLASS A COMMON
                                                            STOCK PRICE
                                                     --------------------------
                                                        HIGH           LOW
                                                     ----------    ------------

For the year ended December 31, 2002........       $  13.01       $    7.00
   Fourth quarter...........................           9.76            7.30
   Third quarter............................          12.15            7.00
   Second quarter...........................          13.01           10.05
   First quarter............................          13.00            8.90
                                                     ------        ---------

For the year ended December 31, 2001........       $  11.25       $    3.69
   Fourth quarter...........................          10.38            7.68
   Third quarter............................          11.25            8.35
   Second quarter...........................           9.00            5.92
   First quarter............................           6.57            3.69
                                                     ------        ---------

         On November 26, 1997, the Company consummated a public offering of $100 million aggregate principal amount of 5 5/8% Convertible Subordinated Debentures due December 1, 2007 ("the 5 5/8% Debentures"). The 5 5/8% Debentures are convertible into shares of Class A common stock at an exercise price of $11.25 per share. The Company's 5 5/8% Debentures are quoted on the Nasdaq Small Cap Market under the symbol "BANCH." On December 31, 2002, $46.0 million aggregate principal amount of 5 5/8% Debentures were outstanding. See Note 10 to the consolidated financial statements for additional information concerning the repurchase of a portion of the 5 5/8% Debentures by the Company.

         The following table sets forth, for the periods indicated, the high and low sale prices for the 5 5/8% Debentures as reported by the Nasdaq SmallCap Market.

                                                      HIGH        LOW
                                                     ------       -----

For the year ended December 31, 2002             $   117.50  $    93.00
Fourth quarter..........................             104.25       93.00
Third quarter...........................             108.00       94.00
Second quarter..........................             117.00      104.37
First quarter                                        117.50       97.25
                                                 ----------  ----------

For the year ended December 31, 2001             $   106.50  $    67.00
Fourth quarter..........................             102.50       92.00
Third quarter...........................             106.50       91.00
Second quarter..........................              94.00       75.00
First quarter                                         79.50       67.00

         See "Regulation and Supervision Limitation on Capital Distributions" and "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. In addition, certain covenants contained in a Levitt Corporation loan agreement prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2003.

         The cash dividends paid by the Company were as follows:


                                                   CASH DIVIDENDS PER      CASH DIVIDENDS PER
                                                    SHARE OF CLASS B        SHARE OF CLASS A
                                                      COMMON STOCK            COMMON STOCK
                                                ---------------------  ----------------------
  Fiscal year ended December 31, 2002           $        0.1200         $        0.1200
  Fourth quarter.......................                  0.0310                  0.0310
  Third quarter........................                  0.0310                  0.0310
  Second quarter.......................                  0.0290                  0.0290
  First quarter........................                  0.0290                  0.0290
                                                ---------------------  ----------------------

  Fiscal year ended December 31, 2001           $        0.1100         $        0.1123
  Fourth quarter.......................                  0.0290                  0.0290
  Third quarter........................                  0.0290                  0.0290
  Second quarter.......................                  0.0290                  0.0290
  First quarter........................                  0.0230                  0.0253
                                                ---------------------  ----------------------



         The following table lists all securities authorized for issuance under the Company's equity compensation plans.


                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                                     NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE       EQUITY COMPENSATION PLANS
                                     BE ISSUED UPON EXERCISE          EXERCISE PRICE OF        EXCLUDING OUTSTANDING
PLAN CATEGORY                        OF OUTSTANDING OPTIONS          OUTSTANDING OPTIONS              OPTIONS
----------------------------------  --------------------------      ----------------------  -----------------------------
Equity compensation plans
approved by security holders                  5,702,645                  $       5.44                   1,732,025

Equity compensation plans
not approved by security

holders                                         307,050(1)                       6.40                      12,000(2)
                                           ------------                  ------------                ------------
Total                                         6,009,695                  $       5.49                   1,744,025
                                           ============                  ============                ============

-------------
(1) During 1999, 575 shares of non-qualifying stock options were granted to all employees of BankAtlantic except executive officers.

(2) 1,500 shares of restricted stock vest and are issued each year through 2011 under a compensation agreement with an employee.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                    2002          2001         2000          1999           1998
                                                               ---------      --------     --------     ---------      ---------
INCOME STATEMENT
Total interest income                                          $ 309,770      $325,618     $327,891     $ 285,937      $ 254,138

Total interest expense                                           151,962       187,599      210,012       168,671        151,853
                                                               ---------      --------     --------     ---------      ---------
Net interest income
                                                                 157,808       138,019      117,879       117,266        102,285

Provision for loan losses                                         14,077        16,905       29,132        30,658         21,788

Securities activities, net                                       (10,223)        3,597        2,226         1,928          1,207

Other non-interest income                                        258,541       119,287      126,166        98,141         55,673

Impairment of goodwill                                                --         6,624           --            --             --

Other non-interest expense                                       334,480       183,752      177,207       139,779        120,665
                                                               ---------      --------     --------     ---------      ---------
Income before income taxes, discontinued operations,
  extraordinary items and cumulative effect of a change
   in accounting principle                                        57,569        53,622       39,932        46,898         16,712

Provision for income taxes                                        15,876        22,600       15,887        18,106          6,526
                                                               ---------      --------     --------     ---------      ---------
Income from continuing operations
                                                                  41,693        31,022       24,045        28,792         10,186

Income (loss) from discontinued operations, net of tax                --            --          669         2,077        (18,220)
                                                               ---------      --------     --------     ---------      ---------
Income (loss) before extraordinary items and cumulative
  effect of a change in accounting principle                      41,693        31,022       24,714        30,869         (8,034)

Extraordinary items, net of tax                                   23,749            --           --            --             --

Cumulative effect of a change in accounting principle            (15,107)        1,138           --            --             --
                                                               ---------      --------     --------     ---------      ---------
Net income (loss)
                                                                  50,335        32,160       24,714        30,869         (8,034)

Amortization of goodwill, net of tax                                  --         3,903        3,887         3,893          3,274
                                                               ---------      --------     --------     ---------      ---------
Net Income (loss) adjusted to exclude goodwill amortization    $  50,335      $ 36,063     $ 28,601     $  34,762      $  (4,760)
                                                               ---------      --------     --------     ---------      ---------
PERFORMANCE RATIOS
Return on average assets(3)                                         0.77%         0.66%        0.55%         0.72%          0.28%

Return on average equity(3)                                         9.60         10.19         9.42         11.68           4.39



                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)           2002             2001           2000           1999            1998
                                                      -----------     ------------    -----------    -----------    ------------
PER CLASS A COMMON SHARE DATA (4)
Diluted earnings from continuing operations                   N/A              N/A           0.53           0.59            0.25

Diluted earnings (loss) from discontinued operations          N/A              N/A           0.01           0.03           (0.45)
                                                      -----------     ------------    -----------    -----------    ------------
Diluted earnings (loss) per share                             N/A              N/A           0.54           0.62           (0.20)

Diluted earnings per share from amortization
  of goodwill                                                 N/A              N/A           0.07           0.07            0.07
Diluted earnings (loss) per share adjusted to
  exclude amortization of goodwill                            N/A              N/A    $      0.61    $      0.69    $      (0.13)
                                                      -----------     ------------    -----------    -----------    ------------
PER COMMON SHARE DATA (4)
Diluted earnings per share before discontinued
  operations, extraordinary items and
  cumulative effect of a change
  in accounting principle                             $      0.67     $       0.63            N/A            N/A             N/A

Diluted earnings per share from extraordinary items          0.37               --            N/A            N/A             N/A
Diluted earnings (loss) per share from cumulative
  effect of a change in accounting principle                (0.23)            0.02            N/A            N/A             N/A
                                                      -----------     ------------    -----------    -----------    ------------
Diluted earnings per share                                   0.81             0.65            N/A            N/A             N/A

Diluted earnings per share from amortization
  of goodwill                                                  --             0.08            N/A            N/A             N/A
                                                      -----------     ------------    -----------    -----------    ------------
Diluted earnings per share adjusted to exclude
  goodwill amortization                               $      0.81     $       0.73            N/A            N/A             N/A
                                                      -----------     ------------    -----------    -----------    ------------
Cash dividends declared per common
  share Class A                                       $     0.120     $      0.112    $     0.101    $     0.970    $      0.094

Cash dividends declared per common
  share Class B                                             0.120            0.110          0.092          0.088           0.085

Book value per share                                         8.05             7.50           6.80           5.53            5.63

Tangible book value per share                                6.46             6.82           5.44           4.27            4.33

BALANCE SHEET (AT YEAR END)
Loans and leases, net (1)                             $ 3,372,630     $  2,774,238    $ 2,853,804    $ 2,689,708    $  2,635,369

Securities                                              1,106,552        1,340,881      1,266,186        954,932         679,336

Total assets                                            5,421,011        4,654,486      4,617,300      4,159,901       3,788,975

Deposits                                                2,920,555        2,276,567      2,234,485      2,027,892       1,925,772
Securities sold under agreements to
  repurchase and other
  short-term borrowings                                   116,279          467,070        669,202        429,123         180,593

Other borrowings (2)                                    1,671,361        1,312,208      1,337,909      1,401,709       1,296,436

Stockholders' equity                                      469,334          435,673        248,821        235,886         240,440

ASSET QUALITY RATIOS
Non-performing assets, net of reserves,
  as a percent of total loans, tax
  certificates and real estate owned                         0.79%            1.11%          0.89%          1.40%           1.15%

Loan loss allowance as a percent of
  non-performing loans                                      253.84           119.67         248.35         136.17          157.97

Loan loss allowance as a percent of total loans              1.40             1.58           1.62           1.63            1.42

CAPITAL RATIOS FOR BANKATLANTIC:
Total risk-based capital                                    11.89%           12.90%         11.00%         13.30%          13.92%

Tier I risk-based capital                                   10.01            11.65           9.74          12.04           12.67

Leverage                                                     7.26             8.02           6.66           7.71            8.48



(1) Includes $0, $5.0 thousand, $1.3 million, $13.6 million and $9.7 million of banker's acceptances in 2002, 2001, 2000, 1999 and 1998.

(2) Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Company's junior subordinated debentures.

(3)    Restated for continuing operations.

(4) In periods prior to December 31, 2001, our capital structure included a dividend premium for our Class A common shareholders. As a consequence of the dividend structure, we used the two-class method to calculate our earnings per share. During the 2001 second quarter, our shareholders voted to equalize the dividend payable on the Class A and Class B common stock. As a result, as of January 1, 2001 we no longer use the two-class method to calculate our earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

CONSOLIDATED RESULTS OF OPERATIONS

         Income before extraordinary item and cumulative effect of a change in accounting principle increased by 34% from 2001. The increased earnings primarily resulted from significant improvements in net interest income, a substantial increase in service charges on deposits, as well as higher earnings associated with our real estate subsidiary, Levitt Corporation ("Levitt"). The above improvements in earnings were partially offset by impairment charges related to equity investments and expenses associated with our acquisition of Community Savings and the Gruntal transaction. Furthermore, the 2001 earnings were adversely affected by a goodwill impairment charge associated with our leasing subsidiary, Leasing Technology, Inc. ("LTI") and the amortization of goodwill. The Company discontinued the amortization of goodwill upon the adoption of a new accounting standard as of January 1, 2002. Excluding goodwill amortization during 2001, income before extraordinary item and cumulative effect of a change in accounting principle increased by 19% from 2001.

         Net interest income increased by 14% from 2001. The improvement in net interest income primarily resulted from earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans. The higher interest income associated with asset growth was partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets due to the Community acquisition and the Gruntal transaction.

         The provision for loan losses declined by 17% from 2001. The decrease reflects a change in our loan mix. Currently, the loan portfolio is predominately collateralized by real estate loans. Real estate loans have lower historical loss experiences than the loan products emphasized in prior periods. Additionally, in prior periods, we discontinued the origination of loan products which had experienced adverse delinquency trends. Discontinued loan products included indirect consumer loans, syndication commercial business loans and lease financings. Additionally, we completely overhauled the small business loan underwriting process. These four categories had given rise to over 84% of net charge-offs from December 31, 1998 to December 31, 2002.

         Gains on securities transactions increased by 20% from 2001. Securities transaction gains during 2002 primarily resulted from sales of mortgage-backed securities and the sale of equity securities. The mortgage-backed securities were sold in response to the significant decline in interest rates. The equity securities were sold in response to deteriorating conditions in the equity markets. Securities transaction gains during 2001 also resulted from the sales of equity securities and mortgage-backed securities.

         During 2002, the Company recognized an other-than-temporary impairment of $15 million associated with an equity investment in a private company held directly by BankAtlantic Bancorp. The remaining 2002 impairment of securities was associated with marketable equity securities held at the parent company level. The impairment of securities during 2001 was also associated with declines in the value of equity securities held at the parent company level.

         Other non-interest income increased by 117% from 2001. The increase primarily resulted from substantial increases in income from our investment banking and real estate subsidiaries as well as a significant increase in service charges on deposits. The substantial increase in investment banking income resulted from the Gruntal transaction which added approximately 500 financial consultants to Ryan Beck's approximately 100 consultants. The increases in revenues from real estate operations were primarily attributable to an increase in commercial land sales and residential lot sales associated with growth in the residential home sales market during 2002. The significant increase in service charges on deposits primarily resulted from an increase in checking accounts attributed to our new checking products and our seven-day branch banking initiative.

         Non-interest expense increased by 76% from 2001. The increase primarily resulted from higher non-interest expenses associated with the Gruntal transaction, the Community acquisition, implementation of seven-day banking and growth in our real estate operations. Ryan Beck's non-interest expense increased from $48.2 million during 2001 to $168.0 million during 2002 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $103.4 million to $134.4 million primarily relating to the Community acquisition and the seven-day banking initiative. Real estate non-interest expense increased from $26.8 million to $30.5 million due to the development of various new projects. The increase in real estate non-interest expense was partially offset by a $2.6 million litigation accrual during 2001 associated with an adverse jury verdict entered against a partnership in which a subsidiary of Levitt is a 50% partner. Additionally, the increase in non-interest expenses was partially offset by a $6.6 million goodwill impairment charge associated with discontinuation of our leasing operations and the amortization of $4.1 million of goodwill during 2001. Due to a change in accounting principle, we ceased the amortization of goodwill on January 1, 2002.

         The provision for income taxes decreased by 30% from 2001. The decrease primarily resulted from a reduction in the deferred tax valuation allowance due to the utilization of tax benefits from real estate sales at Levitt and a substantial increase in tax exempt income associated with the acquisition of GMS. Additionally, we acquired, as part of the Community transaction, low-income housing tax credit investments, which further reduced our tax liability during 2002.

         We recognized an extraordinary gain associated with the Gruntal transaction. During 2002, the extraordinary gain was recognized because the fair value of the assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.7 million, net of income taxes of $2.8 million. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquisition because the Company acquired the membership interest in GMS instead of the net assets.

         Upon the implementation of FASB Statement 142, we performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, the Company recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

         During the year ended December 31, 2001 we recorded $1.1 million (net of tax) of income related to the cumulative effect of a change in accounting principle associated with the implementation of Financial Accounting Standards Board Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities".

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

CONSOLIDATED RESULTS OF OPERATIONS

         Income before discontinued operations, extraordinary item and cumulative effect of a change in accounting principle increased by 29% from 2000. The increased earnings primarily resulted from significant improvements in net interest income and the provision for loan losses as well as higher earnings associated with our real estate subsidiary, Levitt. The above improvements in earnings were partially offset by a goodwill impairment charge related to our leasing subsidiary, LTI, lower earnings linked to our investment banking subsidiary, Ryan Beck, and higher compensation, data processing and consulting expenses associated with our banking operations.

         Net interest income increased by 17% from 2000. The improvement in net interest income primarily resulted from the rapid decline in interest rates during the year ended December 31, 2001, as interest-bearing liabilities re-priced more rapidly than interest earnings assets. Net interest income also improved due to interest earning asset growth.

         The provision for loan losses declined by 42% from 2000. The decrease reflects decisions made in prior periods to strengthen our underwriting process and to discontinue loan products which had experienced adverse delinquency trends.

         Gains on securities transactions increased by 149% from 2000. Securities transaction gains during 2001 primarily resulted from the sales of equity securities and mortgage-backed securities. Securities transaction gains during 2000 were primarily related to sales of equity securities and unrealized gains on forward contracts.

         The impairment of securities during 2001 and 2000 was associated with equity securities at the parent level.

         During 2001, we redeemed our subordinated investment notes and recognized a $389,000 loss. During 2000, we repurchased $53.8 million aggregate principal amount of our 5-5/8% debentures and recognized a $12.2 million gain.

         Other non-interest income increased by 4% from 2000. The increase largely related to gains on real estate sales associated with the construction and development activities of Levitt, sales of assets and higher deposit service charges. These gains were partially offset by lower investment banking revenues. The improved sales at Levitt resulted from higher revenues from land sales to developers and a 42% growth in home sales to individuals during the year ended December 31, 2001. Investment banking revenues declined by 22% due to a substantial reduction in underwriting and consulting fees as well as lower commissions from equity and mutual fund sales.

         Non-interest expense increased by 7% from 2000. The increase primarily resulted from a $6.6 million goodwill impairment charge, a $2.6 million litigation accrual and higher compensation expense. The higher compensation expense was due to increased real estate development activities at Levitt and higher salaries, employee benefits and compensation expenses associated with banking operations. The litigation accrual related to an unfavorable jury verdict against a partnership in which a subsidiary of Levitt is a 50% partner. The higher compensation expense was partially offset by lower restructuring charges and impairment write-downs. The restructuring charges and impairment write-downs were associated with a decision to exit in-store branches during the year ended December 31, 2001 and the restructuring charges and impairment write-downs during the same 2000 period were associated with a strategic decision to terminate our ATM relationships with certain retailers.

RESULTS OF OPERATIONS BY SEGMENT

         Management evaluates our results of operations through six reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt Corporation and its subsidiaries, Ryan Beck & Co., Inc. and its subsidiaries and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition-related expenses such as goodwill amortization and retention pool compensation expense related to the acquisition of Ryan Beck in 1998.

         For a reconciliation of the results of operations of our reportable segments to our consolidated statement of operations, see Item 8 Note 23 to our consolidated financial statements included herein.

OUTLOOK FOR BANKING OPERATIONS

         We are encouraged by the progress in our banking operations as we implemented our seven-day banking initiative and are pleased by our growth in real estate lending. Certain current and possible future trends in our business may impact our profitability during 2003, as follows:

         We expect our net interest income to remain at 2002 levels during 2003. We anticipate real estate loan growth to continue; however, the improved net interest income from loan growth may be offset to the extent that our net interest margin narrows during 2003. Our net interest margin was negatively impacted by lower interest rates and prepayments during 2002, and we expect that this will continue during the next several quarters and subside later in 2003. We do not expect the margins to improve until early 2004.

         Despite our loan growth over the past three years based on current market fluctuations, we anticipate that our provision for loan losses will generally remain at 2002 levels as a result of our underwriting and credit management policies and procedures that we implemented beginning in 2000.

         Our non-interest income improved substantially during 2002, resulting from the fees associated with deposit accounts acquired in connection with the Community acquisition as well as fees associated with opening over 62,000 deposit accounts since the commencement of our seven-day banking initiative during the fourth quarter of 2001. We believe that we will continue to experience an increase in non-interest income during 2003 with the planned expansion and renovation of our branch network.

          Our non-interest expenses significantly increased during 2002 due to the costs linked to seven-day branch banking and a larger branch network associated with the Community acquisition. We believe that our expenses will continue to increase during 2003 related to compensation, occupancy and advertising costs necessary for our branch expansion and renovation plan and our continued promotion of the seven-day banking initiative. We believe that the potential future contribution to our profitability from our branch network expansion and deposit strategies will justify the near-term costs.

BANK OPERATIONS RESULT OF OPERATIONS

NET INTEREST INCOME

         The following table summarizes bank operations net interest income:


                                                                     FOR THE YEARS ENDED
                                 ---------------------------------------------------------------------------------------------
                                       DECEMBER 31, 2002               DECEMBER 31, 2001              DECEMBER 31, 2000
                                 ------------------------------   ----------------------------   -----------------------------
(DOLLARS IN THOUSANDS)            AVERAGE     REVENUE/   YIELD/     AVERAGE    REVENUE/  YIELD/     AVERAGE   REVENUE/   YIELD/
                                  BALANCE     EXPENSE    RATE       BALANCE    EXPENSE    RATE      BALANCE   EXPENSE     RATE
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
INTEREST EARNING ASSETS

Loans: (a)
Residential real estate          $1,429,022     88,808    6.21%   $1,327,455   $ 94,199    7.10%   $1,372,398   $100,178    7.30%
Commercial real estate            1,500,744     96,836    6.45      1,112,02     95,114    8.55       875,353     85,872    9.81
Consumer                            253,044     14,165    5.60       211,939     17,296    8.16       226,922     21,809    9.61
International                           664         44    6.63        33,639      2,569    7.64        62,406      4,944    7.92
Lease financing                      43,496      5,307   12.20        70,113      8,835   12.60        58,312      8,260   14.17
Commercial business                  99,188      5,891    5.94       153,492     11,913    7.76       180,713     17,120    9.47
Small business                      146,468     11,565    7.90        98,405      9,811    9.97       102,521     11,461   11.18
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total loans                       3,472,626    222,616    6.41     3,007,069    239,737    7.97     2,878,625    249,644    8.67
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Securities available for
  sale (b)                          727,347     42,406    5.83       858,145     52,813    6.15       805,314     50,698    6.30
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Investment securities (c)           452,753     32,013    7.07       389,197     32,161    8.26       306,370     26,511    8.65
Federal funds sold                    3,929         57    1.45           564         21    3.72           629         40    6.36
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total investment securities         456,682     32,070    7.02       389,761     32,182    8.26       306,999     26,551    8.65
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest earning
  assets                          4,656,655    297,092    6.38%    4,254,975    324,732    7.63%    3,990,938    326,893    8.19%
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----

NON-INTEREST EARNING ASSETS

Total non-interest earning
  assets                           316,085                          164,255                          178,487
                                 ----------                       ----------                       ----------
Total assets                     $4,972,740                       $4,419,230                       $4,169,425
                                 ==========                       ==========                       ==========
INTEREST BEARING LIABILITIES

Deposits:
Savings                          $  140,961      1,362    0.97%   $102,996 $      1,451    1.41%    $ 99,545$      1,268    1.27%
NOW, money funds and checking     1,078,298     15,338    1.42       757,922     20,241    2.67       692,680     26,156    3.78
Certificate accounts              1,230,013     46,077    3.75     1,182,094     63,976    5.41     1,119,319     64,299    5.74
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest-bearing deposits   2,449,272     62,777    2.56     2,043,012     85,668    4.19     1,911,544     91,723    4.80
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Securities sold under agreements
  to repurchase and federal funds
  purchased                         400,376      6,845    1.71       604,311     24,870    4.12       572,007     35,564    6.22
Advances from FHLB                1,198,463     62,412    5.21     1,077,876     60,472    5.61     1,031,255     61,331    5.95
Subordinated debentures and
  notes payable                      14,805        936    6.32            --         --      --            --         --      --
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
Total interest bearing
  liabilities                     4,062,916    132,970    3.27     3,725,199    171,010    4.59     3,514,806    188,618    5.37
                                 ----------   --------   -----    ----------   --------   -----    ----------   --------   -----
NON-INTEREST BEARING LIABILITIES
Demand deposit and escrow account   405,599                          285,760                          268,164
  Other liabilities                  70,187                           55,383                           43,724
                                 ----------                       ----------                       ----------
  Total non-interest-bearing
    liabilities                     475,786                          341,143                          311,888
                                 ----------                       ----------                       ----------
Stockholders' equity                434,038                          352,888                          342,731
                                 ----------                       ----------                       ----------
Total liabilities and
stockholders' Equity             $4,972,740                       $4,419,230                       $4,169,425
                                 ==========                       ==========                       ==========
Net interest income/net
interest spread                               $164,122    3.11%                $153,722    3.04%                $138,275    2.82%
                                              ========   =====                 ========   =====                 ========   =====
MARGIN
Interest income/interest
earning assets                                            6.38%                            7.63%                            8.19%
Interest expense/interest
earning assets                                            2.86                             4.02                             4.73
                                                         -----                            -----                            -----
Net interest margin                                       3.52%                            3.61%                            3.46%
                                                         =====                            =====                            =====

---------------
(a)      Includes non-accruing loans.
(b)      Average balances were based on amortized cost.
(c) Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity and interest-bearing deposits and trading securities.

         The following table summarizes the changes in net interest income: (in thousands)


                                                      YEAR ENDED                                YEAR ENDED
                                                   DECEMBER 31, 2002                         DECEMBER 31, 2001
                                                COMPARED TO YEAR ENDED                    COMPARED TO YEAR ENDED
                                                   DECEMBER 31, 2001                         DECEMBER 31, 2000
                                         --------------------------------------     ---------------------------------------
                                         VOLUME(a)        RATE           TOTAL       VOLUME(a)          RATE        TOTAL
                                         --------       --------       --------       --------       --------       --------
INCREASE (DECREASE) DUE TO:
Loans                                    $ 29,845       $(46,966)      $(17,121)      $ 10,240       $(20,147)      $ (9,907)
Securities available for sale              (7,626)        (2,781)       (10,407)         3,251         (1,136)         2,115
Investment securities (b)                   4,494         (4,642)          (148)         6,844         (1,194)         5,650
Federal funds sold                             49            (13)            36             (2)           (17)           (19)
                                         --------       --------       --------       --------       --------       --------
Total earning assets                       26,762        (54,402)       (27,640)        20,333        (22,494)        (2,161)
                                         --------       --------       --------       --------       --------       --------
Deposits:
  Savings                                     367           (456)           (89)            49            134            183
  NOW, money funds, and checking            4,557         (9,460)        (4,903)         1,742         (7,657)        (5,915)
  Certificate accounts                      1,795        (19,694)       (17,899)         3,397         (3,720)          (323)
                                         --------       --------       --------       --------       --------       --------
Total deposits                              6,719        (29,610)       (22,891)         5,188        (11,243)        (6,055)
                                         --------       --------       --------       --------       --------       --------
Securities sold under agreements to
  repurchase                               (3,487)       (14,538)       (18,025)         1,329        (12,023)       (10,694)
Advances from FHLB                          6,280         (4,340)         1,940          2,616         (3,475)          (859)
Subordinated debentures                       936             --            936             --             --             --
                                         --------       --------       --------       --------       --------       --------
                                            3,729        (18,878)       (15,149)         3,945        (15,498)       (11,553)
                                         --------       --------       --------       --------       --------       --------
Total interest-bearing liabilities         10,448        (48,488)       (38,040)         9,133        (26,741)       (17,608)
                                         --------       --------       --------       --------       --------       --------
Change in net interest income            $ 16,314       $ (5,914)      $ 10,400       $ 11,200       $  4,247       $ 15,447
                                         ========       ========       ========       ========       ========       ========

---------------
(a)      Changes attributable to rate/volume have been allocated to volume.
(b)      Average balances were based on amortized costs.


FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD

         Net interest income increased by $10.4 million, or 7%, from 2001. The improvement reflects earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets primarily due to an increase in goodwill and branch-related assets as a result of the Community acquisition. The unfavorable impact on net interest income of an increase in non-earning assets was partially offset by a slight improvement in our net interest spread as interest-bearing liabilities re-priced downward more rapidly than interest-earning assets.

         The growth in earning assets resulted from the addition of $709 million of earning assets from the Community acquisition, and a significant increase in fundings of commercial real estate, small business mortgage and home equity consumer loans. The above increases in earning assets were partially offset by lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication commercial business loans, international loans to correspondent banks and certain small business loans.

         The decline in securities available for sale average balances primarily resulted from the accelerated repayments and the sale of mortgage-backed securities. The increase in investment securities average balances reflects increased tax certificate acquisitions during the period.

         The increase in interest-bearing deposits was primarily attributed to the Community acquisition. The substantial growth in non-interest bearing demand deposits primarily resulted from our free checking and seven-day branch banking initiative. Average short-term borrowings was substantially lower during 2002. The decline was linked to an increase in deposits, FHLB advances, and subordinated debenture average balances. During October 2002, BankAtlantic issued $22 million of subordinated debentures. The proceeds of the debentures were used for general corporate purposes.

         The net interest spread improved by 7 basis points from 2001. The improvement primarily resulted from the rates on our interest-bearing liabilities declining faster than the yields on our earning assets. The significant decline in the yields on our interest-earning assets and the rate associated with our interest bearing liabilities was a direct result of the historically low interest rate environment during 2002. Interest-bearing liabilities rates declined by 132 basis points while interest earning asset yields declined by 125 basis points. Contributing to the decline in our deposit rates was a change in our deposit mix from time deposits to low cost savings, NOW, money funds and checking accounts ("transaction accounts"). Our average interest-bearing deposit mix changed from 58% time deposits and 42% transaction accounts to 50% time deposits and 50% transaction accounts. Contributing to the decline in average yields on interest-bearing assets was the refinancing of residential loans and mortgage-backed securities and the subsequent purchases of replacement assets at lower yields than the existing portfolio. Additionally, the rapid decline in interest rates caused a downward adjustment of yields on our floating rate loans and securities.

         As a consequence of the growth in average earning assets and interest-bearing liabilities, interest income increased by $26.8 million and interest expense increased by $10.4 million. The lower rates paid on average interest-bearing liabilities decreased interest expense by $48.5 million while the lower yields on interest-earning assets decreased interest income by $54.4 million.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD

         Net interest income increased by $15.4 million during 2001. The substantial improvement reflects an increased net interest margin, growth in average earning assets and an increase in deposit transaction account average balances.

         The net interest spread improved by 22 basis points from 2000. The improvement primarily resulted from a rapid decline in interest rates during 2001 as interest bearing liabilities re-priced downward faster than interest-earning assets. Interest-bearing liabilities rates declined by 78 basis points while interest-earning asset yields declined by 56 basis points. The decline in deposit average rates primarily resulted from our time deposits re-pricing at lower interest rates and secondarily from growth in our low cost transaction accounts. The average balance on transaction accounts increased from $1,060 million to $1,147 million, an increase of 8%. Market rates on short-term borrowings were significantly lower during 2001 compared to 2000. The decline in interest-earning asset yields was due to the refinancing of residential loans and lower yields earned on floating rate loans and securities.

         We achieved growth in all categories of interest-earning assets. Loan growth was primarily attributable to an increase in commercial real estate and home equity loans partially offset by declines in our syndication, small business, international and indirect consumer loan portfolios. The declines in these portfolios reflected decisions by management in prior periods to cease our indirect automobile and syndication lending, terminate our lease financing originations, withdraw from lending to international banks and substantially reduce our small business loan originations. Growth in our securities available for sale and investment securities portfolios resulted primarily from the purchase of adjustable rate mortgage-backed securities. The purchases were made as part of a portfolio repositioning strategy in reaction to the rapidly declining interest rates during the year ended December 31, 2001.

         During 2001, our average earning assets and average rate paying liabilities increased compared to 2000. The declining interest rate environment resulted in decreased yields on earning assets with a corresponding decline in rates on interest paying liabilities. The lower rates paid on average interest-bearing liabilities decreased interest expense by $26.7 million while the lower yields on interest earning assets decreased interest income by $22.5 million. The growth in interest- earning assets increased interest income by $20.3 million, and higher average interest-bearing liabilities increased interest expense by $9.1 million.

 PROVISION FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows (dollars in thousands):

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------
                                          2002           2001           2000           1999           1998
                                        --------       --------       --------       --------       --------
BALANCE, BEGINNING OF PERIOD            $ 44,585       $ 47,000       $ 44,450       $ 37,950       $ 28,450
CHARGE-OFFS:
    Syndication loans                     (8,013)        (7,235)        (3,659)            --             --
    Commercial business loans                 --             --            (24)           (87)          (896)
    Commercial real estate loans          (6,998)            --             --           (211)          (562)
    Small business                        (3,655)        (4,487)       (14,114)       (12,531)        (2,043)
    Lease financing                       (7,069)       (10,340)        (3,930)        (1,217)        (1,233)
    Consumer loans - direct               (1,006)        (2,629)        (2,233)        (2,443)        (1,746)
    Consumer loans - indirect             (1,095)        (2,981)        (7,546)       (11,052)        (9,446)
    Residential real estate loans           (827)          (244)          (715)          (150)          (169)
                                        --------       --------       --------       --------       --------
TOTAL CHARGE-OFFS                        (28,663)       (27,916)       (32,221)       (27,691)       (16,095)
                                        --------       --------       --------       --------       --------
RECOVERIES:
    Syndication loans                      1,274             --             --             --             --
    Commercial business loans                 76            331             94            185            489
    Commercial real estate loans              20             10              8            205              9
    Small business                         2,268          2,623          1,240            188             30
    Lease financing                        3,014          2,388            335            285            229
    Consumer loans - direct                  477            769            645            739            844
    Consumer loans - indirect              1,419          2,252          3,211          1,931          1,449
    Residential real estate loans            331            223            106             --             --
                                        --------       --------       --------       --------       --------
TOTAL RECOVERIES                           8,879          8,596          5,639          3,533          3,050
                                        --------       --------       --------       --------       --------
NET CHARGE-OFFS                          (19,784)       (19,320)       (26,582)       (24,150)       (13,045)
Provision for loan losses                 14,077         16,905         29,132         30,658         21,788
Allowance for loan losses acquired         9,144             --             --             --            757
                                        --------       --------       --------       --------       --------
BALANCE, END OF PERIOD                  $ 48,022       $ 44,585       $ 47,000       $ 44,450       $ 37,950
                                        ========       ========       ========       ========       ========



         The provision for loan losses declined in each of the years in the three years ended December 31, 2002. During 1999 and 2000, we significantly increased our provision for loan losses to reflect losses experienced in our indirect consumer and small business lending activities. During 2001,we significantly increased the provision associated with losses experienced in our lease financing and syndication lending activities.

         We discontinued the origination of indirect consumer loans in 1998, discontinued the origination of leases and syndication loans in 2001 and made major modifications to the underwriting process for small business loans in 2000. As a consequence, the allowance for loan losses and the related provision for loan losses declined significantly in these lines of business during 2001 and 2002. The net charge-offs from consumer indirect, syndication, lease financing and small business loans originated before the implementation of new underwriting standards (collectively, "discontinued lines of business") had given rise to over 84% of net charge-offs since December 31, 1998. Management believes that the allowance for loan losses associated with discontinued lines of business is adequate, and we have a sound basis for estimating losses in the portfolios at December 31, 2002.

         The outstanding loan balances related to our discontinued lines of business and the amount of allowance for loan losses ("ALL") assigned to each line of business was as follows (in thousands):


                                                                AS OF DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                      2002                           2001                            2000
                            -------------------------        --------------------------        ---------------------------
                                           ALLOCATION                       ALLOCATION                        ALLOCATION
                            AMOUNT          OF ALL            AMOUNT           OF ALL           AMOUNT          OF ALL
                            -------        ----------        --------       -----------        --------       ------------
Lease finance               $31,279         $  7,396         $ 54,969         $  8,639         $ 75,918         $ 2,879

Syndication loans            14,499              294           40,774            8,602           80,016           8,480

Small business(1)            17,297            2,143           32,123            4,105           66,989           9,965

Consumer - indirect           8,105              457           25,400            1,247           62,475           5,388
                            -------         --------         --------         --------         --------         -------
                            $71,180         $ 10,290         $153,266         $ 22,593         $285,398         $26,712
                            =======         ========         ========         ========         ========         =======

---------------
(1) Small business loans originated before January 1, 2001.

         In 2001 and 2000, the provision for loan losses reflected an increase in our reserves for loans to borrowers in the aviation and hospitality industries. These industries were adversely affected by the September 11 terrorist attacks and a subsequent decline in tourism. As a consequence, we evaluated our loans to the hospitality industry and increased our allowance for loan losses by $2.1 million in 2001 and $1.1 million in 2002. Additionally, a significant portion of our allowance associated with lease financing at December 31, 2002 and 2001 was assigned to leases in the aviation industry, and during 2002, $8.0 million of syndication loan charge-offs were associated with a loan in the aviation industry.

         Included in commercial real estate charge-offs for the year ended December 31, 2002 was a $3.5 million partial charge-off of a commercial real estate residential construction loan and a $3.4 million partial charge-off of a commercial loan collateralized by a hotel. The commercial real estate residential construction loan was transferred to real estate owned during 2002. The commercial loan collateralized by a hotel was sold at book value to an unrelated third party.

         We acquired $9.1 million of allowance for loan losses during 2002 in connection with the Community acquisition.

         As a consequence of our loss experience with certain types of loans and with loans to borrowers in certain industries, we have changed the composition of our loan portfolio to be predominately collateralized by real estate loans. These loan types have historically had much lower loss ratios than our discontinued lines of business. We anticipate that focusing our lending activities on real estate collateral-based loans will reduce our provision for loan losses with a corresponding reduction in our allowance for loan losses as a percentage of total loans.

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

                               DECEMBER 31, 2002                    DECEMBER 31, 2001                    DECEMBER 31, 2000
                        --------------------------------     ---------------------------------  ---------------------------------
                                      ALL        LOANS                     ALL        LOANS                   ALL         LOANS
                                    TO GROSS      BY                     TO GROSS       BY                  TO GROSS       BY
                           ALL       LOANS     CATEGORY          ALL      LOANS      CATEGORY       ALL      LOANS      CATEGORY
                            BY      IN EACH    TO GROSS           BY     IN EACH     TO GROSS        BY     IN EACH     TO GROSS
(DOLLARS IN THOUSANDS)   CATEGORY   CATEGORY     LOANS         CATEGORY  CATEGORY      LOANS      CATEGORY  CATEGORY      LOANS
                         --------   --------    --------       --------  --------      -----      --------  --------    ---------
Commercial business       $ 1,437       1.75%      2.09%       $ 1,563       2.02%      2.38%    $ 1,502       1.00%      4.64%
Syndications                  294       2.03       0.37          8,602      21.10       1.25       8,480      10.60       2.46
Commercial real estate     21,124       1.07      50.16         13,682       0.83      50.54      10,072       0.77      40.25
Small business              5,006       3.11       4.09          5,178       5.06       3.14      10.750      11.01       3.01
Lease financing             7,396      23.65       0.79          8,639      15.72       1.69       2,879       3.79       2.34
Residential real
  estate                    2,512       0.18      35.01          1,304       0.12      34.31       1,540       0.12      40.52
Consumer - direct           3,239       1.13       7.28          2,064       1.07       5.91       2,989       1.89       4.86
Consumer  - indirect          457       5.64       0.21          1,247       4.91       0.78       5,388       8.62       1.92
Unassigned                  6,557        N/A        N/A          2,306        N/A        N/A       3,400        N/A        N/A
                          -------                ------        -------                ------     -------                ------
                          $48,022       1.22%    100.00%       $44,585       1.37%    100.00%    $47,000       1.45%    100.00%
                          =======                ======        =======                ======     =======                ======




                               DECEMBER 31, 1999                    DECEMBER 31, 1998
                        --------------------------------     ---------------------------------
                                     ALL       LOANS                      ALL        LOANS
                                   TO GROSS      BY                     TO GROSS       BY
                           ALL      LOANS     CATEGORY          ALL      LOANS      CATEGORY
                            BY     IN EACH    TO GROSS           BY     IN EACH     TO GROSS
                         CATEGORY  CATEGORY      LOANS        CATEGORY  CATEGORY      LOANS
                        --------------------- ----------     --------------------- -----------
Commercial business       $ 2,004       1.85%      3.60%    $ 2,749       2.31%      4.14%
Syndications                2,651       2.01       4.41          --         --       0.00
Commercial real estate      8,118       0.86      31.44       9,411       1.20      27.21
Small business             13,278      11.48       3.84       4,831       4.07       4.14
Lease financing             2,131       4.91       1.45       1,320       5.27       0.87
Residential real
  estate                    1,912       0.14      47.00       1,804       0.12      52.43
Consumer - direct           2,294       1.89       4.05       1,652       1.63       3.53
Consumer  - indirect        7,758       6.18       4.21      10,409       4.72       7.68
Unassigned                  4,304        N/A        N/A       5,774        N/A        N/A
                          -------                ------     -------                ------
                          $44,450       1.48%    100.00%    $37,950       1.32%    100.00%
                          =======                ======     =======                ======


         The assigned portion of the allowance for loan and lease losses primarily relates to our commercial real estate and lease financing lines of business. The allowance assigned to our discontinued lines of business significantly declined as shown on the above table. The decrease was primarily due to declining portfolio balances partially offset by additional allowances allocated to aviation leases. The $8.6 million allowance assigned to syndication loans in 2001 primarily related to one loan mentioned above that was settled for book value. The increase in the allowance for commercial real estate loans from $8.1 million at December 31, 1999 to $21.1 million at December 31, 2002 primarily resulted from portfolio growth associated with high balance loans and additional reserves associated with loans to the hospitality industry. At December 31, 2002, our commercial real estate portfolio included large lending relationships, including 18 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $472.1 million.

         The unassigned portion of the allowance for loan losses addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan losses. The unassigned portion of the allowance for loan losses increased by $4.3 million from 2001. In prior periods, we established an unassigned allowance based on our view of near term economic conditions and their potential effect upon loan losses within select segments of the loan portfolio. At December 31, 2002, management included the entire loan portfolio in its analysis due to current uncertainty surrounding economic conditions and a higher concentration of lending in new geographical areas in Florida. The uncertain economic conditions related to a decline in the tourism industry, a slump in the luxury residential housing market and a significant decline in consumer confidence at period end. The tourism industry is the largest industry in Florida. Additionally, we expanded the geographical area in which we originate commercial real estate loans by hiring lending personnel and originating loans in central and northern Florida beginning in 2000.

NON-PERFORMING ASSETS AND POTENTIAL PROBLEM LOANS


                                                                                          DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                          2002            2001            2000            1999            1998
                                                       -----------     -----------     -----------     -----------     -----------
                                                                                    (DOLLARS IN THOUSANDS)
NONPERFORMING ASSETS
NON-ACCRUAL
Tax certificates                                       $     1,419     $     1,727     $     2,491     $     2,258     $       765
Residential                                                 12,773           9,203          11,229          15,214           6,956
Syndication                                                     --          10,700              --              --              --
Commercial real estate and business                          1,474          13,066           1,705           6,097          11,463
Small business - real estate                                   239             905           2,532           4,427           1,703
Lease financing                                              3,900           2,585           1,515           1,201             893
Consumer                                                       532             796           1,944           5,705           3,008
                                                       -----------     -----------     -----------     -----------     -----------
                                                            20,337          38,982          21,416          34,902          24,788
REPOSSESSED (1)
Residential real estate owned                                1,304           2,033           2,562           1,929           2,169
Commercial real estate owned                                 8,303           1,871           1,937           2,022           3,334
Consumer                                                         4              17              95             867           1,572
Lease financing                                                 --              --           1,647             386             324
                                                       -----------     -----------     -----------     -----------     -----------
                                                             9,611           3,921           6,241           5,204           7,399
                                                       -----------     -----------     -----------     -----------     -----------
TOTAL NON-PERFORMING ASSETS                                 29,948          42,903          27,657          40,106          32,187
Specific valuation allowances                               (1,386)         (9,936)           (819)           (350)           (659)
                                                       -----------     -----------     -----------     -----------     -----------
TOTAL NON-PERFORMING ASSETS, NET                       $    28,562     $    32,967     $    26,838     $    39,756     $    31,528
                                                       ===========     ===========     ===========     ===========     ===========
Total non-performing assets as a percentage of:
  Total assets                                                0.55            0.92            0.60            0.96            0.85
                                                       ===========     ===========     ===========     ===========     ===========
  Loans, tax certificates and net real estate owned           0.83            1.45            0.91            1.42            1.18
                                                       ===========     ===========     ===========     ===========     ===========
TOTAL ASSETS                                           $ 5,421,011     $ 4,654,486     $ 4,617,300     $ 4,159,901     $ 3,788,975
                                                       ===========     ===========     ===========     ===========     ===========
TOTAL LOANS, TAX CERTIFICATES  AND NET
  REAL ESTATE OWNED                                    $ 3,626,210     $ 2,968,341     $ 3,029,592     $ 2,831,189     $ 2,729,738
                                                       ===========     ===========     ===========     ===========     ===========
Allowance for loan losses                              $    48,022     $    44,585     $    47,000     $    44,450     $    37,950
                                                       ===========     ===========     ===========     ===========     ===========
Total tax certificates                                 $   195,947     $   145,598     $   124,289     $    93,080     $    50,916
                                                       ===========     ===========     ===========     ===========     ===========
Allowance for tax certificate losses                   $     1,873     $     1,521     $     1,937     $     1,504     $     1,020
                                                       ===========     ===========     ===========     ===========     ===========
OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90
  DAYS OR MORE
Small business                                         $        --     $        --     $        --     $        --     $       349
Commercial real estate and business (2)                        100              --           7,086             410           2,833
                                                       -----------     -----------     -----------     -----------     -----------
                                                               100              --           7,086             410           3,182
PERFORMING IMPAIRED LOANS, NET OF
   SPECIFIC ALLOWANCES
Corporate syndication loans                                     --              --          15,001              --              --
RESTRUCTURED LOANS
Commercial loans and leases                                  1,882             743              --              --               7
DELINQUENT RESIDENTIAL LOANS PURCHASED                       1,464           1,705           5,389          10,447              --
                                                       -----------     -----------     -----------     -----------     -----------
TOTAL POTENTIAL PROBLEM LOANS                          $     3,446     $     2,448     $    27,476     $    10,857     $     3,189
                                                       ===========     ===========     ===========     ===========     ===========


-----------
(1)  Amounts are net of specific allowances for real estate owned.

(2) The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

        Non-performing assets, net of reserves decreased by $4.4 million to $28.6 million at December 31, 2002 compared to $33.0 million at December 31, 2001. Non-accrual assets decreased by $18.6 million and repossessed assets increased by $5.7 million. The decrease in non-accrual assets primarily resulted from a $13.7 million commercial construction loan that was partially charged-off and transferred to real estate owned. This loan was on non-accrual at December 31, 2001 with a balance of $12.3 million. Additionally, the non-accrual syndication loan of $10.7 million at December 31, 2001 was charged down by $8.0 million and ultimately settled at book value. In 2001, we had established specific valuation allowances totaling $9.8 million on these loans. Offsetting the decrease in non-accrual assets was higher non-performing lease financing associated with one lessee in the aviation industry and an increase in non-performing residential loans.

        Included in repossessed assets was the foreclosed construction loan referred to above. The property was subsequently written down by $1.5 million and had a book value of $7.3 million at December 31, 2002.

        Potential problem assets were $3.4 million at December 31, 2002 compared to $2.4 million at December 31, 2001. The increase in restructured business loans was the result of renegotiation of an aircraft lease with an outstanding balance of $1.4 million.

NON-INTEREST INCOME


                                               FOR THE YEARS ENDED
BANKING OPERATIONS                              ENDED DECEMBER 31,           CHANGE       CHANGE
                                          ------------------------------     2002 VS      2001 VS
(IN THOUSANDS)                              2002       2001        2000       2001          2000
                                          -------    -------    --------     --------     -------
Other service charges and fees            $14,087    $14,731    $ 15,025     $   (644)    $  (294)
Service charges on deposits                26,479     16,372      13,666       10,107       2,706
Income from real estate joint venture       1,310         --          --        1,310          --
Gains (losses) on sales of loans            1,840         60        (528)       1,780         588
Gains on securities available for sale      4,741        468         720        4,273        (252)
Other                                       4,860      5,826       5,016         (966)        810
                                          -------    -------    --------     --------     -------
    Non-interest income                   $53,317    $37,457    $ 33,899     $ 15,860     $ 3,558
                                          =======    =======    ========     ========     =======


         The decline in other service charges and fees during 2002 resulted from a 18% decrease in ATM fee income and a decline in late fee income. The decline in ATM fee income resulted from the removal of our ATM machines from retail outlets, gas stations and convenience stores. The decline in late fee income was attributed to lower collections of late fees assessed in our consumer and leasing portfolios in proportion to declines in outstanding balances resulting from discontinued products. The above declines in fee income were partially offset by higher fees earned on check card, and other loan income associated with commercial loan prepayment penalties. Check card fees increased by 119%, and the increase in these fees was linked to a significant increase in transaction accounts associated with our new checking account products and our seven-day banking initiative. Other loan income increased by 32% and is due to higher commercial loan prepayment penalties assessed to borrowers refinancing commercial loans in response to historically low interest rates during 2002.

         The decline in other service charges and fees during 2001 primarily resulted from termination of our ATM relationship with retail outlets. Other service charges and fee for loans remained at 2000 amounts.

         Service charges on deposits increased by 62% during 2002. The increase in service charges primarily resulted from overdraft fees from transaction accounts and from higher fees associated with analysis charges linked to commercial business accounts. The above increases were partially offset by lower monthly checking account fee income. Overdraft fee income increased by 116% as a result of a substantial increase in checking accounts attributed to free checking products and our seven-day branch banking initiative. Since the inception of the new checking products, we have opened approximately 62,000 accounts with total deposit balances of $184.4 million. Additionally, the significant growth in our commercial loan portfolio, as well as the rapid decline in interest rates, resulted in an increase of our income from analysis charges by 33%. Monthly checking account fee income declined by 17% as we discontinued the promotion of fee-based products, and new and existing customers are migrating to new "free" checking products.

         The significant increase in service charges on deposits during 2001 compared to 2000 was primarily associated with higher revenues earned on commercial accounts and the introduction of a new checking deposit product.

         During 2002, income from joint ventures represented the undistributed earnings from a 50% owned real estate joint venture acquired in connection with the Community acquisition. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Florida.

         During 2002, we sold a commercial real estate loan for a $2.1 million gain. We realized losses on the sale of CRA loans of $220,000 during 2002, compared to a gain of $60,000 during 2001. The loss on the sale of loans during 2000 resulted from the sale of a problem syndication loan for a $695,000 loss. We originated CRA loans for resale through September 2002. During September 2002, we discontinued our practice of selling the CRA loans we originated and transferred $7.3 million of CRA loans from "held for sale" to "portfolio" loans. We now originate CRA loans designated as portfolio loans and also originate CRA loans that are pre-sold to correspondents.

         Gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains as shown on the above table. The securities were sold to reposition the portfolio in response to the significant decline in interest rates. During 2001, we sold $6.7 million of mortgage-backed securities and settled interest rate swap contracts for gains. During 2000, we sold mortgage-backed securities for a $400,000 gain and recorded a $300,000 unrealized gain from a forward contract.

         The decline in other income during 2002 was primarily due to a $1.6 million gain realized on the sale of in-store branches during 2001, compared to a $384,000 gain during 2002. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. We also sold or disposed of branch facilities and equipment for a $328,000 loss during 2002 compared to a $386,000 gain during 2001. Additionally, we recognized a $264,000 loss from the sale of residential loan servicing acquired in connection with the Community acquisition. The above declines in other income were partially offset by the creation of a branch brokerage business unit which earned $342,000 in commissions during 2002 and an increase in customer-related fees such as safe deposit box, wire transfer and account research fees associated with the Community acquisition. The increase in other income during 2001 compared to 2000 primarily resulted from the in-store branch sales and the gain on the disposal of branch facilities discussed above.


NON-INTEREST EXPENSE

                                                            FOR THE YEARS ENDED
BANKING OPERATIONS                                          ENDED DECEMBER 31,                CHANGE       CHANGE
                                                     -----------------------------------      2002 VS      2001 VS
(IN THOUSANDS)                                          2002          2001         2000         2001         2000
                                                      --------      --------      -------      -------      -------
Employee compensation and benefits                    $ 65,130      $ 49,231      $44,956      $15,899      $ 4,275
Occupancy and equipmentc                                29,852        25,852       24,236        4,000        1,616
Advertising and promotion                                7,470         3,771        4,154        3,699         (383)
Restructuring charges and impairment write-downs         1,007           331        2,656          676       (2,325)
Amortization of intangible assets                        1,360            --           --        1,360           --
Acquisition-related charges and impairments                864            --           --          864           --
Other                                                   28,725        24,168       23,745        4,557          423
                                                      --------      --------      -------      -------      -------
  Non-interest expense                                $134,408      $103,353      $99,747      $31,055      $ 3,606
                                                      ========      ========      =======      =======      =======


         The increase in compensation expenses during 2002 compared to 2001 was the result of the implementation of seven-day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition. Total full- time equivalent employees increased from 873 at December 31, 2001 to 1,244 at December 31, 2002, an increase of 42%. Additionally, employee benefits significantly increased from 2001 due to higher health insurance costs and a reduction in pension income associated with our defined benefit pension plan. Bonus and incentive compensation rose significantly due to the achievement of corporate goals.

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

         The increase in occupancy and equipment expenses during 2002 compared to 2001 reflects $1.9 million of additional depreciation expense of which $1.2 million was associated with a reduction in the estimated life of our on-line banking platform as we upgraded the technology during 2002. The remaining increase in depreciation expense reflects upgrades in the data processing infrastructure. Also contributing to the increase in occupancy costs was higher expenditures for building maintenance, repairs, real estate taxes and security guard service associated with an expanded branch network as a result of the Community acquisition and longer branch business hours due to our seven-day banking initiative. The above increases in occupancy expense were partially offset by lower rental expenses from our exit of ATM relationships and our exit from in-store branch banking.

         The increase in occupancy and equipment expenses during 2001 compared to 2000 primarily resulted from higher depreciation expense associated with the upgrading of our data processing infrastructure as well as our entry into online banking. The higher depreciation expense was partially offset by lower rental expenses from our exit of ATM relationships with certain retail outlets and the sale of twelve in-store branches.

         The increase in advertising expense during 2002 compared to 2001 reflected marketing initiatives to promote our new checking products and to implement our seven-day banking initiative. These promotions included an expanded direct mailing campaign, a check card rewards program and periodic customer gifts and events associated with seven-day banking.

         During 2001 we incurred advertising expenses primarily related to the introduction of our no-charge checking accounts and the promotion of our home equity lines of credit. During 2000, we incurred advertising costs associated with promotions for new deposit and loan products as well as promotional costs associated with internet banking.

         The restructuring charges and impairment write-downs during 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, an $801,000 restructuring charge and a $206,000 impairment write-down were realized. These relationships were primarily with convenience stores and gas stations and did not meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines are primarily located in our branch network, on cruise ships and in other remote locations.

         During the fourth quarter of 2000, we made a strategic decision to terminate our ATM relationships with certain retail outlets, resulting in the restructuring charge and impairment write-down of $2.6 million. The restructuring charge was reduced by $219,000 during 2001 to reflect lower ATM lease termination costs than had been projected. During 2001, upon review of the performance and anticipated prospects of our in-store branches, management decided to exit this line of business. This resulted in a $550,000 impairment write-down of fixed assets of certain in-store branches.

         In connection with the acquisition of Community, we acquired a $15.1 million core deposit intangible asset. The core deposits intangible asset is being amortized over its estimated life of seven years.

         Acquisition-related charges and impairments during 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

         The increase in other expenses during 2002 compared to 2001 primary related to REO activities. During 2002, we wrote down REO properties by $1.5 million compared to writedowns of $120,000 during 2001. The majority of the 2002 REO write down was related to a residential construction loan that was transferred to real estate owned during the second quarter of 2002. Additionally, REO expenses increased by $700,000 during 2002 due to the operating costs associated with this REO property. During 2002, we recognized $120,000 of gains on the sales of REO property compared to net gains of $1.2 million during the 2001 period. The remaining increase in other expenses resulted from increased check losses and higher operating expenses in connection with the increased size of BankAtlantic. The additional check losses resulted from strategies related to our new checking campaign. The above expense increases were partially offset by lower legal expense, ATM rental and telecommunication expenses. The increase in other expenses during 2001 compared to 2000 was primarily due to higher telephone, consulting, professional fees and operating expenses. The higher operating expenses were associated with upgrading our call center and technology infrastructure. The above expense increases were partially offset by a $1.2 million gain on the sale of an REO property.

OUTLOOK FOR LEVITT

         At the end of 2002, Levitt and Sons had a delivery backlog of 885 homes representing $184 million of future sales. The number of backlogged deliveries is at a five-year high and is equivalent to the number of units sold in the first 10 months of 2002. The backlog is 22% higher than at year-end 2001, and the sales prices are 19% higher than the year-end 2001 backlog. While the strong backlog is encouraging for our 2003 results, potential economic trends and developments could impact our home sales operations. For example, the most recent U.S. Census Bureau data on new housing starts for both the United States and the South showed a decline for December 2002 and January 2003. Although Levitt and Sons' operations were not affected in either of those periods, a continued negative trend could impact its operations in 2003. Also, the operations of Levitt and Sons have been favorably affected by gross margins that are higher than anticipated in the future primarily due to the effects of purchase accounting associated with the Levitt and Sons acquisition.

         Operations at Core Communities remained strong in 2002. Home sales in St. Lucie West, the master-planned community developed by Core Communities, were encouraging in 2002; builders within that community sold more than 1,100 homes during the year. By year-end, St. Lucie West had only 365 acres of remaining acreage inventory, of which 71 acres is for residential development, 45 acres is for multifamily development, 175 acres is for commercial development and 75 acres is for industrial development. The Company anticipates sales of the remaining residential lots in St. Lucie West during the first half of 2003. As homebuilders develop the residential lots, we expect that demand for commercial and industrial acreage will increase. This was evidenced during 2002, as we expect that the construction of Home Depot and the opening of several restaurants coincided with the rapid pace of home-building. At year-end, Core Communities had commenced land development in Tradition, Core Communities' newest master-planned community project in St. Lucie County, Florida. The development has been conceived as a master-planned community that will accommodate a variety of residential, retail, commercial, office, hotel, industrial, institutional and recreational uses similar in nature to St. Lucie West. Currently, Tradition contains 4,000 acres, and Core Communities anticipates acquiring an additional 1,800 acres in 2003. Core Communities has obtained final PUD and PMUD plan approvals relating to the Tradition project from the St. Lucie County authorities. Several builders have expressed interest in acquiring land in Tradition, and a grocery store chain expressed an interest in a long-term lease. Core Communities is in discussion with Florida Atlantic University in connection with the Company's commitment to donate a school site and to provide financial assistance in planning and establishing a FAU-chartered developmental research school in Tradition serving kindergarten through 12th grades. Notwithstanding the sustained interest and activity at both St. Lucie West and Tradition, slowing demand in the residential real estate market could negatively impact the results of Core Communities' operations. In addition, no party who has expressed an interest in acquiring or developing land in Tradition is correctly obligated to do so.

LEVITT CORPORATION AND SUBSIDIARIES RESULTS OF OPERATIONS


                                                                FOR THE YEAR
                                                              ENDED DECEMBER 31,                    CHANGE         CHANGE
                                                       -------------------------------------        2002 VS       2001 VS
(IN THOUSANDS)                                           2002           2001           2000           2001           2000
                                                       --------       --------       --------       --------       --------
NET INTEREST INCOME:
Interest on loans and investments                      $  1,260       $  1,989       $  2,264       $   (729)      $   (275)
Interest on notes and bonds payable                      (8,057)        (6,226)        (7,967)        (1,831)         1,741
Capitalized interest                                      7,668          6,046          6,652          1,622           (606)
                                                       --------       --------       --------       --------       --------
NET INTEREST INCOME                                         871          1,809            949           (938)           860
                                                       --------       --------       --------       --------       --------
NON-INTEREST INCOME:
Net revenues from sales of real estate                   48,982         34,187         22,046         14,795         12,141
Income from unconsolidated real estate subsidiary         4,570             --             --          4,570             --
Other                                                     1,892          2,416          5,914           (524)        (3,498)
                                                       --------       --------       --------       --------       --------
    Non-interest income                                  55,444         36,603         27,960         18,841          8,643
                                                       --------       --------       --------       --------       --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                       13,983          9,730          6,846          4,253          2,884
Advertising and promotion                                 3,156          2,611          2,684            545            (73)
Selling, general and administrative                      13,409         14,431          9,216         (1,022)         5,215
                                                       --------       --------       --------       --------       --------
  Non-interest expense                                   30,548         26,772         18,746          3,776          8,026
                                                       --------       --------       --------       --------       --------
Income before income taxes                             $ 25,767       $ 11,640       $ 10,163       $ 14,127       $  1,477
                                                       ========       ========       ========       ========       ========

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

         Income before income taxes increased 122%, to $25.8 million for the year ended December 31, 2002, from $11.6 million for the same 2001 period. This increase primarily resulted from higher revenues from the sales of real estate and joint venture activities of $14.8 million and the equity in earnings from Bluegreen of $4.6 million. These increases in income were partially offset by a decrease in net interest income of $938,000 and an increase in non-interest expense of $3.8 million.

         The decline in net interest income of $938,000 was primarily associated with a decrease in interest income on loans and investments resulting from lower average balances and yields. Interest on notes and bonds payable totaled $8.1 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in interest expense was primarily due to increases in borrowings resulting from several new development projects. This increase in interest expense was partially offset with a decline in average interest rates from 7.5% for 2001 to 6.0% for 2002. Capitalized interest totaled $7.7 million and $6.0 million for 2002 and 2001, respectively. Interest is capitalized at the effective interest rates paid on borrowings for interest costs incurred on real estate inventory during the pre-construction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Throughout 2002 and 2001, a larger portion of total interest incurred was capitalized to real estate inventory. At the time of home closings and land sales, the capitalized interest is charged to cost of sales. Net revenues from sales of real estate for the years ended December 31, 2002 and 2001 includes previously capitalized interest of approximately $6.2 million and $4.8 million, respectively.

         Net revenues from sales of real estate represented the net profits on sales of real estate, as well as equity in earnings from real estate joint ventures activities. During the year ended December 31, 2002, Core Communities' net gains on land sales were $18.7 million as compared to $11.0 million in 2001. The increases in sales revenue and gross profit are primarily attributable to an increase in commercial land sales and residential lot sales in 2002. This is primarily a result of growth in the residential home sales market. During the year ended December 31, 2002, net gains from home sales at Levitt and Sons were $31.1 million as compared to $22.1 million during the same 2001 period. Net gains from home sales increased due to increased deliveries of homes, as well as an increase in the average selling price of homes. The increase in deliveries and average selling price was the result of communities nearing completion and the introduction of new projects and product lines. During 2002, 740 homes closed as compared to 597 homes in 2001. The average selling price of homes during 2002 was approximately $219,000, increasing 12% from $195,000 in 2001. During the years 2002 and 2001, net revenues from sales of real estate include equity in earnings from real estate joint ventures of $849,000 and $2.9 million, respectively. The decrease in equity in earnings from joint ventures primarily resulted from declines in home deliveries from 282 in 2001 to 140 in 2002 because the joint venture project was nearing sell-out. Also included in net revenues from sales of real estate during 2002 and 2001 is Levitt Corporation's holding company amortization for interest previously capitalized of $1.6 million and $2.3 million, respectively. In 2001, Levitt Corporation sold a marine rental property for a $680,000 gain.

         In April 2002, Levitt Corporation acquired 35% of Bluegreen Corporation's common stock. The Company separately owns approximately 5% of Bluegreen Corporation's common stock. Bluegreen Corporation is a developer and marketer of drive-to vacation interval resorts and planned golf and residential real estate. Levitt Corporation's investment in Bluegreen Corporation is accounted for under the equity method. Levitt Corporation's income from Bluegreen Corporation for the year ended December 31, 2002 was $4.6 million. Bluegreen's net income from continuing operations for the nine months ended December 31, 2002 and 2001 was $15.4 million and $10.7 million, respectively. Bluegreen's net income for the years ended March 31, 2002, 2001 and 2000 was $11.7 million, $2.7 million and $6.8 million, respectively.

         The increase in non-interest expense during 2002 as compared to 2001 resulted from an increase in employee compensation and benefits and advertising. This increase in non-interest expense was partially offset by a decrease in selling, general and administrative expense. The increase in employee compensation and benefits was primarily associated with increases in incentive accruals and personnel resulting from the addition of several new development projects in central and southeast Florida. These new projects and an increase in home deliveries resulted in an increase in selling and general and administrative expenses, excluding the $2.6 million adverse jury verdict discussed below.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Income before income taxes increased 15% to $11.6 million for the year ended December 31, 2001 from $10.2 million for the same 2000 period. This increase primarily resulted from higher net revenues from sales of real estate of $12.1 million and an increase in net interest income of $860,000. These increases in income were partially offset with a decrease in other income of $3.5 million and an increase in non-interest expense of $8.0 million.

         The increase in net interest income of $860,000 resulted from a decrease in interest on loans and investments of $275,000 and a decrease in net interest expense of $1.1 million. Interest expense totaled $6.2 million and $8.0 million for the 2001 period and 2000 period, respectively. The decrease in interest expense primarily resulted from declines in average interest rates from 9.6% for the 2000 period as compared to 7.5% for the 2001 period. This decrease was partially offset by an increase in interest associated with higher average borrowings from $76.5 million for 2000 to $81.2 million for 2001. Interest capitalized totaled $6.0 million and $6.7 million for the 2001 period and 2000 period, respectively. Throughout 2001 and 2000, a large portion of total interest incurred was capitalized to real estate inventory. At the time of home closings the capitalized interest is charged to cost of sales. Net revenues from sales of real estate for the years ended December 31, 2001 and 2000 includes previously capitalized interest of approximately $4.8 million and $1.8 million, respectively.

         Net gains from sales of real estate were $34.2 million for the year ended December 31, 2001 compared to $22.0 million for the same period in 2000. The increase in gains on sales of real estate primarily resulted from increased gains on land and home sales. Gains on land sales increased from $9.0 million during the year ended December 31, 2000 to $11.0 million during the same 2001 period. Likewise, gains on home sales increased from $12.3 million during the year ended December 31, 2000 to $22.1 million during 2001, primarily due to higher deliveries of homes having a higher average sale price. The gross profit percentage in house sales increased from 15.1% during the year ended December 31, 2000 to 18.9% during 2001. The increase is attributed to several factors including new product offered for sale, product mix and lot premiums sold. During the years 2001 and 2000, net revenues from sales of real estate include equity in earnings from real estate joint ventures of $2.9 million and $1.1 million, respectively. The increase in equity in earnings from real estate joint ventures primarily resulted from an increase in gains from home sales. Included in net revenues from sales of real estate during the 2001 and 2000 periods is Levitt Corporation's holding company amortization for interest previously capitalized of $2.3 million and $476,000, respectively.

         During the 2000 period, Core Communities received a cash payment of $8.5 million relating to a receivable from a public municipality providing water and wastewater services to St. Lucie West, resulting in a $4.3 million gain. The payment was in full settlement of the receivable pursuant to an agreement dated December 1991 between Core Communities and the municipality. The 1991 agreement required the municipality to reimburse Core Communities for its cost of increasing the service capacity of the utility plant via payment to Core Communities of the future connection fees generated from such capacity.

         The increase in non-interest expense during the 2001 period as compared to the same 2000 period resulted from an increase in employee compensation and benefits and selling, general and administrative expenses. The increase in compensation and benefits was associated with the expansion of Levitt Corporation's activities. The number of full-time employees increased to 202 at December 31, 2001 from 170 at December 31, 2000. The expansion also resulted in higher selling, general and administrative expenses for the 2001 period as compared to the same 2000 period. Also included in selling, general and administrative expenses for the 2001 period was a $2.6 million legal accrual reflecting an adverse verdict in a jury trial against a partnership in which a subsidiary of Levitt Corporation is a 50% partner. The Complaint alleged that the partnership wrongfully terminated a contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The jury rendered its verdict on March 7, 2002. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

OUTLOOK FOR RYAN BECK

         The Gruntal transaction enabled Ryan Beck to significantly increase its distribution capabilities and permitted it to function as a full service regional broker-dealer while still maintaining the expertise of a boutique investment banking firm.

         Based on Ryan Beck's revenue during the latter half of 2002, we expect that revenue for 2003 will be higher than revenue in 2002. Most of this improvement should arise as a result of the full year impact of the Gruntal transaction, which occurred April 26, 2002.

          The net increase of approximately 450 financial consultants as a result of the Gruntal transaction enables the investment banking and trading lines of business to distribute their product to an increased client base of over 150,000 active clients. As we continue to assimilate the Gruntal assets and liabilities into our operations during 2003, we expect to achieve greater operating efficiency.

         However, the addition of branch offices, bringing the firm total to 42, carries with it increased management demands and operating expenses. Also, along with the expansion of its revenue-producing areas, its general and administrative areas have also grown. There is no assurance that Ryan Beck will be successful in managing the expanded operations resulting from the Gruntal transaction and Ryan Beck's growth.

RYAN BECK RESULTS OF OPERATIONS


                                                            FOR THE YEARS
                                                         ENDED DECEMBER 31,                    CHANGE          CHANGE
                                                --------------------------------------         2002 VS        2001 VS
(IN THOUSANDS)                                     2002           2001           2000            2001          2000
                                                 ---------       --------       --------       ---------       -------
NET INTEREST INCOME:
Interest on trading securities                   $  12,935       $  1,978       $  2,151       $  10,957       $  (173)

Interest expense                                    (2,682)          (517)          (551)         (2,165)           34
                                                 ---------       --------       --------       ---------       -------
   Net interest income                              10,253          1,461          1,600           8,792          (139)
                                                 ---------       --------       --------       ---------       -------
NON-INTEREST INCOME:
Principal transactions, net                         66,302         18,930         14,778          47,372         4,152
Investment banking                                  21,015         12,014         15,387           9,001        (3,373)
Commissions                                         64,250         12,761         20,936          51,489        (8,175)
Other                                                4,404            978          1,032           3,426           (54)
                                                 ---------       --------       --------       ---------       -------
    Non-interest income                            155,971         44,683         52,133         111,288        (7,450)
                                                 ---------       --------       --------       ---------       -------
NON-INTEREST EXPENSE:
Employee compensation and benefits                 118,895         33,440         35,289          85,455        (1,849)
Occupancy and equipment                             10,056          3,287          3,632           6,769          (345)
Advertising and promotion                            3,207          1,515          1,381           1,692           134
Amortization of goodwill                                --            440            368            (440)           72
Acquisition-related charges and impairments          4,061             --             --           4,061            --
Communication                                       11,314          3,291          3,233           8,023            58
Floor broker and clearing fee                        8,519          2,796          3,742           5,723          (946)
Other                                               11,914          3,401          4,239           8,513          (838)
                                                 ---------       --------       --------       ---------       -------
  Non-interest expense                             167,966         48,170         51,884         119,796        (3,714)
                                                 ---------       --------       --------       ---------       -------
Income (loss) before income taxes                $  (1,742)      $ (2,026)      $  1,849       $     284       $(3,875)
                                                 =========       ========       ========       =========       =======



FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE SAME 2001 PERIOD:

         The decreased losses primarily resulted from the Gruntal transaction which occurred on April 26, 2002. Included in the 2002 loss was $4.1 million of acquisition-related charges and impairments associated with the Gruntal transaction. This transaction resulted in significant differences between 2002 and 2001 revenue and expense line items. In addition, this transaction resulted in the addition of 32 branch offices, 125,000 customer accounts and $14.4 billion in customer assets.

         Net interest income increased by 602% from 2001. The improvement in net interest income primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck's participation in interest income associated with approximately $255 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from the Company, as well as an increased level of borrowings from Ryan Beck's clearing agent as a result of a higher volume of trading activity.

         Principal transactions revenue increased by 250% from 2001. The improvement in principal transaction revenue was primarily the result of additional financial consultants and trading personnel. This increase was offset by losses on the sales of mutual funds as well as mark to market losses on those funds, which were associated with a deferred compensation plan acquired in connection with the Gruntal transaction.

         Investment banking revenue increased by 75% from 2001. The improvement was largely attributable to the increased distribution capabilities discussed above which allows for an increased participation in underwritings and initial public offerings.

         Commission revenue increased by 403% from 2001. The improvement is largely due to the additional financial consultants.

         The increase in employee compensation and benefits of 256% from 2001 is primarily due to the additional personnel. During the final six months of 2002, management has pursued the reduction of staff in certain areas leading to a reduction in total firm headcount of 7% since June 30, 2002.

         Occupancy and rent expenses have increased 206% from 2001. This increase is primarily due to the additional offices.

         Advertising and market development expenses have increased 112% from 2001. This increase relates to marketing to a larger geographic region as a result of additional offices discussed above.

         Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

         The increase in communications, floor broker and clearing fees and other expenses from 2001 relates primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE SAME 2000 PERIOD:

         Income before income taxes declined significantly from 2000. The significant decline reflects the deteriorating market conditions during 2001, which substantially reduced trading volume commissions and fees associated with equity underwritings and advisory services.

         Ryan Beck investment banking and commission revenues decreased 22% and 39%, respectively, from 2000. The reduced commission revenues were attributable to lower investor transaction volume due to a decline in overall financial market transactions along with decreases in equity and mutual fund fees. Investment banking revenues were adversely affected by a significant decline in initial public offering closings during 2001 and a substantial reduction in equity underwritings and advisory and placement fees. The increase in principal transaction revenues reflected the addition of a new taxable fixed income group and the addition of two retail offices. Excluding the additions of the above line of business and the new retail offices, principal transactions remained at 2000 levels.

         The decline in employee compensation and benefits during 2001 compared to 2000 was primarily due to lower commission expenses associated with a significant decline in transactional business from levels attained during 2000. Occupancy and equipment expense decreases primarily resulted from a decline in depreciation expense. The declines in other expense resulted from lower floor brokerage and clearing fees attributed to a significant reduction in commission revenues and a new fee schedule negotiated with the clearing agent during the third quarter of 2000.

PARENT COMPANY RESULTS OF OPERATIONS


                                                                      FOR THE YEARS
                                                                    ENDED DECEMBER 31,                  CHANGE        CHANGE
                                                           -------------------------------------        2002 VS       2001 VS
(IN THOUSANDS)                                               2002           2001           2000           2001           2000
                                                           --------       --------       --------       --------       --------
NET INTEREST EXPENSE:

Interest and fees on loans and leases                      $  1,416       $     21       $    412       $  1,395       $   (391)

Interest on short-term investments                              329            208            793            121           (585)
Interest on subordinated debentures, notes payable
  and guaranteed preferred interests in the Company's
  Junior Subordinated Debentures                            (17,439)       (18,297)       (20,588)           858          2,291
                                                           --------       --------       --------       --------       --------
NET INTEREST EXPENSE                                        (15,694)       (18,068)       (19,383)         2,374          1,315
                                                           --------       --------       --------       --------       --------
NON-INTEREST INCOME:
(Losses) gains on joint venture activities                      (14)         1,486         (2,391)        (1,500)         3,877
Income from unconsolidated real estate subsidiary               779             --             --            779             --
(Loss) gain on debt redemption                               (3,125)          (389)        12,228         (2,736)       (12,617)
Gains on securities activities                                3,837          6,656          2,136         (2,819)         4,520
Impairment of securities                                    (18,801)        (3,527)          (630)       (15,274)        (2,897)
                                                           --------       --------       --------       --------       --------
Non-interest income (loss)                                  (17,324)         4,226         11,343        (21,550)        (7,117)
                                                           --------       --------       --------       --------       --------
NON-INTEREST EXPENSE:
Employee compensation and benefits                              940          2,049          3,222         (1,109)        (1,173)
Impairment of goodwill                                           --          6,624             --         (6,624)         6,624
Amortization of goodwill                                         --          3,633          3,713         (3,633)           (80)
Other                                                         1,452            765            400            687            365
                                                           --------       --------       --------       --------       --------
  Non-interest expense                                        2,392         13,071          7,335        (10,679)         5,736
                                                           --------       --------       --------       --------       --------
Loss before income taxes                                   $(35,410)      $(26,913)      $(15,375)      $ (8,497)      $(11,538)
                                                           ========       ========       ========       ========       ========


         Interest and fees on loans during 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during 2001 and 2000 represent interest income on a loan to a non-real estate joint venture. The joint venture loan was repaid during the first quarter of 2001. Interest on investments primarily represented interest income earned on a repurchase agreement investment with BankAtlantic during 2002 and 2001. Interest on short-term investments during 2000 also included interest income associated with an investment in a corporate bond.

         The decrease in interest expense on debentures and notes payable for 2002 compared to 2001 resulted from a substantial decrease in average rates. In part because of the historically low interest rate environment, we issued $180.4 million of trust preferred securities at lower rates than our existing debt. We used the proceeds from the issuance of the trust preferred securities to redeem our high cost trust preferred securities and subordinated debentures. As a result of the above debt restructuring and the significant decline in interest rates, our average rate on borrowings declined from 8.55% during 2001 to 7.83% during 2002. The decline in interest expense was partially offset by an increase in average balances. Parent company average borrowings increased from $214.1 million during 2001 to $222.7 million during 2002.

         The decrease in interest expense on debentures and notes payable for 2001 compared to 2000 resulted from the redemption of subordinated investment notes and convertible debentures during 2001. Parent company borrowings average balances decreased from $247.2 million during 2000 to $214.1 million during 2001, while average rates on borrowings increased from 8.34% to 8.55% during 2001. In July 2001, we received $53.5 million of net proceeds from an equity offering. We used a portion of the net proceeds to repay borrowings.

         Gains or losses associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory on Levitt's books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

         Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp's 5% ownership interest in the earnings of Bluegreen Corporation. In April 2002, Levitt acquired an additional 35% of Bluegreen Corporation's common stock. See the discussion above concerning the investment in Bluegreen Corporation by Levitt.

         During December 2002, we used the proceeds from the issuance of trust preferred securities, as mentioned above, to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust- preferred securities. We recognized a $3.1 million loss associated with the redemption. During 2001, we redeemed our subordinated investment notes and recognized a $389,000 loss. During 2000, we repurchased $53.8 million aggregate principal amount of our 5-5/8% debentures and recognized a $12.2 million gain.

         We sold equity securities with a book value of $7.0 million, $3.6 million and $6.2 million during 2002, 2001 and 2000, respectively, for gains shown on the above table.

         We recognized an impairment charge of $18.8 million during 2002 on equity securities. This resulted from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities. The majority of the impairment charge ($15 million) was associated with our investment in Seisint, a private technology company. The remaining impairment charge during 2002 relates to marketable equity securities which experienced adverse market conditions during the period. We also recognized a $3.5 million and $630,000 impairment charge associated with equity securities during 2001 and 2000, respectively. As a result of these losses, we revised our policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. At December 31, 2002, parent company equity investments totaled $4.8 million.

         During 2002, 2001 and 2000, we accrued $1.0 million, $2.0 million and $1.9 million of compensation expense related to the Ryan Beck retention pool established in connection with the acquisition of Ryan Beck in 1998. The participants' accounts in the Ryan Beck retention pool vested on June 28, 2002.

         During the year ended December 31, 2000, we incurred a one-time charge to compensation expense of $1.3 million in connection with the redemption and retirement of all publicly-held outstanding shares of Class B common stock. The compensation charge resulted from the exercise of options to acquire Class B common stock prior to the retirement of the publicly held portion of this class of stock.

         The impairment of goodwill in 2001 related to the Company's 1998 acquisition of LTI. We concluded, during the third quarter of 2001, that LTI would not meet our performance expectations. As a consequence, we closed the offices of LTI and ceased the origination of leases.

         Goodwill amortization during 2001 and 2000 represented the amortization of goodwill associated with all acquisitions. Upon the implementation of FASB Statement Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We will evaluate goodwill for impairment in subsequent periods in accordance with FASB Statement Number 142.

         Other expenses for 2002, 2001 and 2000 primarily consisted of professional fees. Included in other expenses for 2002 was $410,000 of fees paid to Ryan Beck in connection with the underwriting of the Company's securities. Additionally, legal fees increased by $500,000 during 2002 compared to 2001 associated with a lawsuit initiated against the founder of Seisint (see "Related Party Transactions" for a further discussion.)

FINANCIAL CONDITION

         We consider the interest rate sensitivity, credit risk, liquidity risk and equity pricing risk of our assets and liabilities, general economic conditions and our capital position in managing our financial condition.


         Our total assets at December 31, 2002 and 2001 were $5.4 billion and $4.7 billion, respectively. The increase in total assets primarily resulted from:

         o The acquisition of Community Savings, which added approximately $969 million in assets;

         o The Gruntal transaction, which added $165 million in assets which were primarily securities owned;

         o A $60.7 million investment in Bluegreen Corporation, a New York Stock Exchange listed company which engages in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land;

         o The purchase of a $14.3 million office facility to consolidate BankAtlantic's headquarters and back office operations into a centralized facility;

         o The increase in goodwill and core deposit intangible assets associated with the Community acquisition, partially offset by the impairment of goodwill assigned to the Ryan Beck reportable segment;

         o Higher cash balances at the Federal Home Loan Bank and increased short-term investments due to accelerated prepayments of residential loans and mortgage-backed securities;

         o  The origination of commercial real estate and home equity loans;

         o The larger securities-owned balances primarily associated with municipal bond inventory of Ryan Beck's subsidiary, GMS;

         o Increases in deferred tax assets related to the impairment of securities and the recording of a minimum pension liability; and

         o Higher other assets balance associated with the activities of Ryan Beck.

         The above increases in total assets were partially offset by:

         o Decreased balances in securities available for sale resulting from the sales of mortgage-backed securities as well as accelerated repayments associated with the historically low interest rate environment during 2002;

         o Continued repayments in the syndications, leasing, international and indirect lending areas, which were discontinued activities; and

         o Reduction in investment securities due to the transfer of $198.7 million of mortgage-backed securities from held to maturity to available for sale.

         The Company's total liabilities at December 31, 2002 were $5.0 billion compared to $4.2 billion at December 31, 2001. The increase in total liabilities primarily resulted from:

         o The acquisition of Community Savings, which added approximately $798 million in liabilities;

         o The Gruntal transaction, which added approximately $134 million in liabilities;

         o The issuance in the aggregate of $180.4 million of trust preferred securities;

         o Higher due to clearing agent liability associated with Ryan Beck trading activities;

         o Additional borrowings from our bank line of credit and at Levitt to fund real estate purchases and Levitt's investment in Bluegreen; and

         o Increased other liabilities resulting from a substantial increase in Ryan Beck's accrued employee compensation and other accrued expenses linked to an increase in personnel hired in connection with the Gruntal transaction.

         The above increases in total liabilities were partially offset by:

         o Lower short-term borrowings associated with an increase in FHLB advance obligations and higher deposit balances and

         o Redemption of $74.8 million of trust preferred securities and $21 million of subordinated debentures.

         Stockholders' equity at December 31, 2002 was $469.3 million compared to $435.7 million at December 31, 2001. The increase was primarily attributed to earnings of $50.3 million and the issuance of common stock upon the exercise of stock options of $1.6 million. Offsetting the above increases were reductions in stockholders' equity of $11.3 million associated with activity in other comprehensive income and the payment of $7.0 million in dividends on common stock. Included in the change in other comprehensive income was a $7.5 million loss associated with the establishment of a minimum pension liability, a $2.0 million decline in unrealized gains on securities available for sale, a $1.5 million unrealized loss on interest rate swap activity and a $448,000 unrealized loss associated with the activities of Bluegreen Corporation. The minimum pension liability was established during 2002 as a result of the decline in the fair value of pension assets below the accumulated benefit obligation of the plan during 2002.

         The regulatory capital ratios of BankAtlantic as well as a description of the components of risk-based capital and capital adequacy requirements are included in Note 15 to the consolidated financial statements.

BANK OPERATIONS ASSET AND LIABILITY MANAGEMENT

         Our asset liability management is governed by policies that are reviewed and approved by the Board of Directors. The asset and liability committee, which is comprised of members of our executive management, meets quarterly and monitors our market risks to develop risk management strategies that are in accordance with our policies.

         We originate commercial real estate loans, commercial business loans, small business loans and consumer loans which generally have higher yields and shorter durations than residential real estate loans. We purchase both fixed and variable rate residential loans which are retained for portfolio. We also originate CRA loans for our portfolio and originate CRA loans that are pre-sold to correspondents. We acquire mortgage-backed securities (including REMIC, both residential and commercial). We emphasize the origination of low-cost transaction accounts that are generally less interest rate sensitive than time deposits. We have introduced a free checking deposit product and have implemented seven-day branch banking which includes extended lobby hours, 24-hour customer service center and sponsored numerous community events to promote growth of transaction deposit accounts. We also borrow funds from the Federal Home Loan Bank and execute reverse repurchase agreements with various brokers and customers. We also obtain brokered deposits in conjunction with interest rate swap contracts in order to fund LIBOR-based commercial loans. The interest rate swap contracts have the effect of converting fixed rate deposits to LIBOR-based borrowings. We have also entered into variable rate FHLB advances along with interest rate swap contracts in order to fix the variability of cash outflows on floating rate advances. We participate in the State of Florida's public funds program when rates are lower than current certificate rates.

CONSOLIDATED MARKET RISK

         Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

CONSOLIDATED INTEREST RATE RISK

         The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities change in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2002 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were:

         o  Loan portfolio,

         o  Debt securities available for sale,

         o  Investment securities,

         o  FHLB stock,

         o  Federal funds sold,

         o  Deposits,

         o  Advances from FHLB,

         o  Securities sold under agreements to repurchase,

         o  Federal funds purchased,

         o  Subordinated debentures,

         o  Notes and bonds payable,

         o  Interest rate swaps,

         o  Forward contracts,

         o  Trust preferred securities, and

         o  Off-balance sheet loan commitments.

         The model calculates the net potential gains and losses in net portfolio fair value by:

         (i) discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2002,

         (ii) discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

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

         Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

         o  Interest rates,

         o  Loan prepayment rates,

         o  Deposit decay rates,

         o Market values of certain assets under various interest rate scenarios, and

         o  Repricing of certain borrowings.

         The prepayment assumptions used in the model are:

         a)       Fixed rate mortgages                           46%
         b)       Fixed rate securities                          42%
         c)       Tax certificates                               10%

         Deposit runoff assumptions used in the model are as follows:


                                                                WITHIN         1-3          3-5           OVER 5
                                                                1 YEAR         YEARS        YEARS         YEARS
                                                                ---------      --------     --------      ---------
Money fund savings accounts decay rates                            17%           17%          16%            14%
NOW and savings accounts decay rates                               37%           32%          17%            17%


         Presented below is an analysis of the Company's interest rate risk at December 31, 2002. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

                 NET
              PORTFOLIO
 CHANGES        VALUE      DOLLAR
  IN RATE      AMOUNT      CHANGE
-----------  ----------- -----------
      (DOLLARS IN THOUSANDS)
 +200 bp    $   531,932 $    66,530
 +100 bp    $   512,530 $    47,128
    0       $   465,402 $         0
 -100 bp    $   404,404 $  (60,998)
 -200 bp    $   341,066 $ (124,336)

         It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

EQUITY PRICE RISK

         We also maintain a portfolio of equity securities owned and available for sale securities which subjects us to equity pricing risks which would arise as the relative values of our equity securities change in conjunction with market or economic conditions. The change in fair values of equity securities represents instantaneous changes in all equity prices segregated by equity securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold but not yet purchased, and available for sale securities at December 31, 2002 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.




                                  AVAILABLE     SECURITIES
  PERCENT          SECURITIES      FOR SALE      SOLD NOT
 CHANGE IN           OWNED        SECURITIES       YET         DOLLAR
 FAIR VALUE        FAIR VALUE     FAIR VALUE    PURCHASED      CHANGE
-------------     -------------  ------------- ------------- -----------
                        (DOLLARS IN THOUSANDS)
     20%         $   42,827     $   1,664     $  (4,429)    $ 6,677
     10%         $   39,258     $   1,526     $  (4,060)    $ 3,339
      0%         $   35,689     $   1,387     $  (3,691)    $   --
    (10)%        $   32,120     $   1,248     $  (3,322)    $(3,339)
    (20)%        $   28,551     $   1,110     $  (2,953)    $(6,677)


         Excluded from the above table was $3.8 million of investments in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

         Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold but not yet purchased and futures contracts. Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risk associated with the nonperformance of these counter parties in fulfilling their contractual obligations. Ryan Beck is also exposed to risk associated with its securities owned and GMS's investments in below investment grade securities.

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

         Our profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot assure you that we will be successful.

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

BANKATLANTIC BANCORP, INC.  LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, sales of securities available for sale, borrowings from financial institutions and issuance of debt securities. The Company's annual debt service at December 31, 2002 associated with its subordinated debentures, trust preferred securities, and financial institution borrowings was $14.1 million. The Company's estimated current annual dividends to common shareholders are approximately $7.2 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company, which payments are subject to OTS approval and regulations and based upon BankAtlantic's regulatory capital levels and net income. During 2002, the Company received $22.0 million of dividends from BankAtlantic.

         During the year ended December 31, 2002, the Company participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay distributions quarterly at a floating rate equal to 3-month LIBOR plus a spread and are redeemable five years from their issue date. The net proceeds to the Company from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, the Company completed an underwritten public offering in which the Company's wholly-owned statutory trust ("BBC Capital Trust II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to the Company from the publicly offered trust preferred securities after underwriting discounts and expenses were approximately $53.3 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

         The Company used the proceeds from the above trust preferred securities offerings to retire $21 million of 9% subordinated notes and $74.8 million of 9.5% trust preferred securities to fund a portion of BankAtlantic's purchase of Community Savings, Levitt's investment in Bluegreen Corporation, and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal, and for general corporate purposes. While the use of these proceeds to retire higher cost fixed rate debt significantly reduced our funding costs for the subsequent fiscal year, the floating rate trust preferred securities increases the Company's interest rate risk.

         The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $16.1 million at December 31, 2002, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

         On November 25, 1997, we issued $100.0 million of 5 5/8% Debentures maturing on December 1, 2007. The 5 5/8% Debentures are convertible at an exercise price of $11.25 per share into Class A common stock. The 5 5/8% Debentures are redeemable at our option, in whole or in part, at fixed redemption prices. The outstanding balance of our 5 5/8% Debentures at December 31, 2002 was $46.0 million.

         On October 1, 2001, BankAtlantic transferred its direct ownership in Levitt Corporation to the Company. There is no assurance that periodic sales of properties from real estate investments will be sufficient to fund Levitt's operating expenses as incurred in future years. To the extent real estate sales are not adequate to cover Levitt's operating expenses as incurred, it may be necessary to fund an operating deficit from other sources. While the Company is not obligated to repay any third party debt of Levitt under any circumstances, the Company has a significant investment in Levitt, and BankAtlantic has loans to Levitt and Levitt's joint ventures. Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons and contains covenants in the loan agreement that prohibit the payment of dividends or other advances by Levitt to the Company. At December 31, 2002, there was $10.5 million outstanding on this loan. The loan bears interest at the prime rate plus 50 basis points and matures on September 1, 2005.

         Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company in the foreseeable future.

         BankAtlantic Bancorp is not currently subject to regulatory capital requirements, and it is not anticipated that BankAtlantic Bancorp will be required to meet holding company capital requirements in the foreseeable future. However, BankAtlantic Bancorp's regulatory capital amounts and ratios calculated based on methodology used in the Federal Reserve Board's calculation of capital requirements for bank holding companies are presented in the table below:

                                            ACTUAL
                                   --------------------------
                                       AMOUNT       RATIO
                                   --------------------------
(DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002:
Total risk-based capital           $   618,076      15.38%
Tier I risk-based capital          $   487,964      12.14%
Core capital                       $   487,964       9.16%

BANKATLANTIC LIQUIDITY AND CAPITAL RESOURCES

         BankAtlantic's liquidity will depend on its ability to generate sufficient cash to meet funding needs to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic's securities portfolio provides an internal source of liquidity as a consequence of its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

         BankAtlantic's primary sources of funds have been deposits, principal repayments of loans and tax certificates; securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and investment securities; sales of branch facilities, proceeds from securities sold under agreements to repurchase; advances from FHLB; operations; subordinated debentures; other borrowings; and capital contributions from the Company. These funds were primarily utilized to fund loan disbursements and purchases, fund deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, pay operating expenses, and payment of dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic's residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $160 million with other banks to purchase federal funds and has established a $17.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. See Note 8 to the Consolidated Financial Statements for further details on lines of credit.

         In October 2002, BankAtlantic issued $22 million of its floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a redemption price based upon then prevailing market interest rates. The net proceeds were used by BankAtlantic for general corporate purposes to support asset growth. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The debentures currently qualify for inclusion in BankAtlantic's total risk-based capital.

         In connection with the acquisition of Community, BankAtlantic assumed $15.9 million of mortgage-backed bonds. The bonds have a floating interest rate and mature in September 2013.

         Total commitments to originate and purchase loans and mortgage-backed securities, excluding the undisbursed portion of loans in process, were approximately $698.0 million, $268.5 million and $143.8 million at December 31, 2002, 2001 and 2000, respectively. BankAtlantic also entered into a 5-year forward commitment to purchase the remaining balance of an identified portfolio of government agency securities in March 2005. The original principal balance of the portfolio was $225 million, and the outstanding principal balance at December 31, 2002 was $39.1 million. The portfolio is estimated to paydown to $4.1 million during the 5-year commitment period. BankAtlantic has historically funded its commitments out of loan repayments, deposit growth, and short and intermediate term borrowings. At December 31, 2002, loan commitments were approximately 20.7% of loans receivable, net.

        A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2002. The total amount of principal repayments on loans and securities contractually due after December 31, 2003 was $3.8 billion, of which $640.6 million have fixed interest rates and $3.2 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below.


                                    OUTSTANDING
                                         ON
                                    DECEMBER 31,                       FOR THE PERIOD ENDING DECEMBER 31, (1)
                                   --------------- ---------------------------------------------------------------------------
(IN THOUSANDS)                         2002         2003        2004-2005     2006-2010    2011-2015    2016-2020      >2021
                                   ----------     --------     ----------     --------    ----------   ----------   ----------
Commercial real estate             $2,072,397     $682,043     $1,004,873     $221,272     $ 92,334     $ 55,882     $   15,993
Residential real estate             1,378,041          717          1,794       13,363       59,545      253,647      1,048,975
Consumer (2)                          294,565        6,352          9,968       13,297       74,220      190,576            152
Commercial business (4)               190,551      127,310         36,918       22,300        4,023           --             --
                                   ----------     --------     ----------     --------     --------     --------     ----------
  TOTAL LOANS (4)                  $3,935,554     $816,422     $1,053,553     $270,232     $230,122     $500,105     $1,065,120
                                   ==========     ========     ==========     ========     ========     ========     ==========
TOTAL SECURITIES AVAILABLE FOR
  SALE (3)                         $  707,858     $  1,956     $      575     $  1,290     $ 12,851     $ 83,854     $  607,332
                                   ==========     ========     ==========     ========     ========     ========     ==========

----------

(1) Does not include deductions for undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2)  Includes second mortgage loans.

(3) Includes in 2002 marketable equity securities available for sale of $1.4 million and excludes $14.4 million of a held to maturity commercial mortgage-backed bond which matures in 2011.

(4)  Includes lease financing.

        Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2002 were (in thousands):


                                            COMMERCIAL      REAL ESTATE
                                             BUSINESS       CONSTRUCTION        TOTAL
                                           --------------  ---------------  --------------
One year or less                            $  166,493       $  703,221       $  869,714
Over one year, but less than five years         22,767          512,673          535,440
Over five years                                  1,291            2,517            3,808
                                            ----------       ----------       ----------
                                            $  190,551       $1,218,411       $1,408,962
                                            ==========       ==========       ==========
DUE AFTER ONE YEAR:
Pre-determined interest rate                $   24,058       $   81,739       $  105,797
Floating or adjustable interest rate                --          433,451          433,451
                                            ----------       ----------       ----------
                                            $   24,058       $  515,190       $  539,248
                                            ==========       ==========       ==========


LOAN CONCENTRATION - BankAtlantic's geographic loan concentration at December 31, 2002 was:

             Florida                69%
             California              5%
             Northeast               7%
             Other                  19%
                                 ------
                Total              100%
                                 ======


         The loan concentration for BankAtlantic's originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

LEVITT CORPORATION LIQUIDITY AND CAPITAL RESOURCES

         Levitt's primary source of funds during the year ended December 31, 2002 were proceeds from the sale of real estate inventory, capital contributions, proceeds from development bonds payable, distributions from real estate joint ventures and borrowings. These funds were primarily utilized to purchase real estate inventory, repay borrowings, repay development bonds payable, invest in real estate joint ventures, invest in Bluegreen Corporation and pay general and administrative expenses.

                  Levitt Corporation and certain subsidiaries are parties to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on Levitt's financial condition. Levitt is subject to the usual obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors warranty exposure.

         Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons, and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt to the Company. There is currently $10.5 million outstanding on this loan.

         Levitt has entered into various loan agreements to provide financing for the acquisition and site improvements ("A&D Loans") and construction of residential units ("Construction Loans"). As of December 31, 2002, these loan agreements provide for advances on a revolving loan basis up to a maximum of $122.5 million, of which $70.8 million, were outstanding. The loans are secured by mortgages on respective properties including improvements. Principal payments are required as home sales are consummated. Certain indebtedness provides that it is an event of default if there is a change of control.

         At December 31, 2002, Levitt and Sons and Core Communities had credit agreements with non-affiliated financial institutions to provide working capital lines of credit of $7.5 million and $1.8 million, respectively. At December 31, 2002, the available credit from these agreements were $4.0 million and $1.7 million, respectively, and the outstanding balance was $3.5 million and $112,000. The credit facilities mature on September 2004 and September 2003, respectively.

         In April 2002, Levitt received an $18.6 million capital contribution and borrowed $30 million from BankAtlantic Bancorp. Levitt utilized these funds plus $5.2 million of working capital to purchase a 35% interest in Bluegreen Corporation's common stock. The $30 million loan was eliminated in consolidation.

         At December 31, 2002, Levitt's total borrowings from BankAtlantic were approximately $27.5 million. Levitt's joint venture total borrowings from BankAtlantic were $25.5 million at December 31, 2002.

         Some of Levitt's borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At December 31, 2002, Levitt was in compliance with all loan agreement financial covenants.

         The St. Lucie West Services District (the "District") is an independent unit of local government created in 1989 in accordance with the Uniform Community Development District Act of 1980, Chapter 190, Florida Statutes (the "Act"). The Act was enacted in order to provide a uniform method for the establishment of individual assessment districts to own, operate, build and finance basic community development services, including water and wastewater utility facilities, roadways and surface water management infrastructure. Levitt would otherwise be obligated to finance and construct such infrastructure as a condition to obtain certain approvals necessary in the normal course of business.

         The Act provides the District with the power to issue tax-exempt bond financing in order to pay all or part of the cost of infrastructure improvements authorized under the Act. The use of this type of bond financing is a common practice for major land developers in Florida. The Act further provides the District with the power to levy special assessments on virtually all of the lands within the boundaries of St. Lucie West to pay the principal and interest on tax-exempt bonds issued to finance common-use service facilities and infrastructure.

         The governing body of the District is the Board of Supervisors, comprised of five Supervisors, which are elected based exclusively upon the vote of the qualified electors in the District. As a landowner in the District, Levitt is responsible for its pro-rata share of assessments from the District. When Levitt sells a parcel of land, the liability for the assessments related to parcels sold transfers to the end users of land through an assessment lien on their property.

         Levitt entered into a connection fee guarantee agreement with the St. Lucie West Services District. The agreement provides that Levitt will prepay sufficient water and sewer connection fees to service outstanding bonds of the District. Levitt has no underlying guarantee obligation in connection with the District Bonds. No amounts have been funded pursuant to the agreement, and the connection fees, as of December 31, 2002, are in excess of that required by the agreement through at least the next three years. At December 31, 2002, the outstanding balance of the development bonds were $4.6 million.

         During 2002, additional tax-exempt financing entities were formed to serve as a conduit for the expected financing of basic infrastructure for Tradition Development Company LLC, Live Oak Development 1, LLC and Live Oak Commercial 1, LLC. These entities are wholly-owned subsidiaries of Core Communities. The additional tax-exempt financing entities formed during 2002 were formed in accordance with the Act. There have been no bond financing nor any assessments levied in connection with the tax-exempt financing entities formed during 2002.

RYAN BECK LIQUIDITY AND CAPITAL RESOURCES

         Ryan Beck's primary source of funds during the year ended December 31, 2002 were clearing broker borrowings, capital contributions and a subordinated borrowing from BankAtlantic Bancorp, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the Gruntal transaction and fund capital expenditures.

         In the ordinary course of business, Ryan Beck borrows, under an agreement with its Clearing Broker, by pledging securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the Clearing Broker and can be changed at the Clearing Broker's discretion. Additionally, the amount financed is also impacted by the market value of the securities owned.

         In the year ended December 31, 2002, Ryan Beck received a $15.0 million capital contribution to fund the Gruntal transaction and borrowed $5.0 million from BankAtlantic Bancorp for general corporate purposes. The $5 million intercompany borrowing and the $15.0 million capital contribution were eliminated in consolidation.

         As part of the Gruntal transaction, Ryan Beck assumed responsibility for repayment of a $3.4 million note payable secured by leasehold improvements and equipment. At December 31, 2002, the total outstanding amount was $2.3 million and the note matures on May 1, 2004. Additionally, Ryan Beck acquired the operations of GMS. Approximately $86 million of GMS's securities owned are below investment grade securities. Approximately $27.7 million par value of these securities with an estimated fair value and carrying value of approximately $9.7 million were in default. These securities are not readily marketable, and Ryan Beck's ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

         At December 31, 2002, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2003, and it is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2002.

         Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. At December 31, 2002, Ryan Beck's ratio of aggregate indebtedness to net capital was 4.48 to 1. Ryan Beck's regulatory net capital was approximately $9.3 million, which was $6.5 million in excess of its required net capital of $2.8 million.

         Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

CONSOLIDATED CASH FLOWS

         A summary of our consolidated cash flows follows (in thousands):


                                                 FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------------
                                              2002            2001             2000
                                           ---------        --------        ---------
Net cash provided (used) by:
 Operating activities                      $     697        $ 81,172        $  89,839
  Investing activities                       280,626          (5,969)        (450,592)
  Financing activities                      (150,783)        (41,691)         357,063
                                           ---------        --------        ---------
Increase (decrease) in cash and cash
 equivalents                               $ 130,540        $ 33,512        $  (3,690)
                                           =========        ========        =========


         Cash flows from operating activities decreased during 2002 compared to 2001 due to increases in real estate inventory and loans held for sale along with decreases in other liabilities and amounts due to clearing agent. These declines in operating cash flows were partially offset by a decline in securities owned and in other liabilities as well as a significant increase in impairments and write-downs.

         Cash flows from operating activities decreased during 2001 compared to 2000 due primarily to declines in loan sales, provision for credit losses and additional investments in real estate. The above declines in cash flows were partially offset by a substantial increase in earnings and other liabilities as well as a decrease in accrued interest receivable.

         Cash flows provided by investing activities increased during 2002 compared to 2001 primarily due to increased proceeds from sales and maturities of securities available for sale and investment securities.

         Cash flows from investing activities increased during 2001 compared to 2000 resulting primarily from lower purchases and originations of loans and leases and a significant increase in sales and maturities of securities available for sale and investment securities. These increases in cash flows from investing activities were partially offset by higher purchases of securities.

         Cash flows from financing activities declined during 2002 compared to 2001 resulting primarily from a decline in FHLB advances and short-term borrowings, the retirement of certain trust preferred securities and debentures and a decline in the increase in deposits. The above cash outflows were partially offset by the issuance of trust preferred securities and additional borrowings.

         Cash flows from financing activities declined during 2001 compared to 2000 resulting primarily from decreases in short-term borrowings, deposits and notes payable. The decreases were partially offset by proceeds from the issuance of common stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The tables below summarize the Company's contractual obligations, commercial and other commitments at December 31, 2002 (in thousands).



                                                                     PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------------------------------------
                                                                 LESS
              CONTRACTUAL                                       THAN 1          1-3            4-5          AFTER 5
              OBLIGATIONS                       TOTAL            YEAR          YEARS          YEARS          YEARS
----------------------------------------  --------------------------------- ------------- -------------- --------------
Long-Term Debt                                     $374,191       $17,277       $57,824       $67,749       $231,341

Capital Lease Obligations                                --            --            --            --             --
Operating Lease Obligations                          60,403        13,534        20,525        13,453         12,891
                                                   --------       -------       -------       -------       --------
Total Contractual Cash Obligations                 $434,594       $30,811       $78,349       $81,202       $244,232
                                                   --------       -------       -------       -------       --------





                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       --------------------------------------------------------------------------------
                                         TOTAL                 LESS
         COMMERCIAL AND OTHER            AMOUNTS              THAN 1            1-3             4-5          AFTER 5
              COMMITMENTS               COMMITTED              YEAR            YEARS           YEARS          YEARS
------------------------------------   ------------------------------------ ------------- -------------- --------------
Lines of Credit                         $  426,884            $165,860         $43,848         $    --        $217,176
Standby Letters of Credit                   35,927              35,927              --              --              --
Other Commercial Commitments               697,989             697,989              --              --              --
Other Commitments                           39,328                 200          39,128              --              --
                                        ----------            --------         -------         -------        --------
Total Commitments                       $1,200,128            $899,976         $82,976         $    --        $217,176
                                        ==========            ========         =======         =======        ========



RELATED PARTY TRANSACTIONS

         During 1998, the Company entered into an agreement with Abdo Companies, Inc., a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby Abdo Companies receives monthly management fees from Levitt. BFC Financial Corporation ("BFC"), the parent company of Bancorp received management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amount that would be paid in an arms-length transaction. Management fees to related parties for the years ended December 31, 2002, 2001 and 2000 consisted of:


                                    FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                    2002           2001          2000
                                -------------  ------------- -------------
Abdo Companies                   $   291,240    $   291,246   $   475,136
BFC                                  170,000         80,000        80,000
                                -------------  ------------- -------------
                                 $   461,240    $   371,246   $   555,136
                                =============  ============= =============


         The Company is an investor in Seisint, Inc., ("Seisint") a privately held technology company located in Boca Raton, Florida. Seisint owns 748,000 shares of the Company's Class A common stock. The Company has a $15 million investment in 3,033,386 shares of Seisint's common stock, which shares were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo were directors of Seisint. Alan Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of Seisint common stock purchased at an average price of $8.14 and Mr. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of Seisint common stock purchased at an average price of $7.69. Jarett Levan has an indirect ownership interest in an aggregate of 350 shares of such common stock, and director Bruno DiGiulian has an indirect ownership interest in 1,754 shares of such common stock. The Company and its affiliates collectively own approximately 7% of Seisint's outstanding common stock. Seisint also served as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship was in the ordinary course of business, and fees aggregating approximately $155,000, $169,000 and $368,000 were paid to Seisint for its services during the years ended December 31, 2002, 2001 and 2000, respectively. The ASP relationship was terminated effective September 2002. During 2001, Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint, personally, regarding his role in Seisint. The Company and other owners of the shares of Seisint who are parties to the lawsuit will share in legal fees incurred in connection with the litigation and in any recovery in proportion to their respective interests. In early 2003 Seisint initiated a lawsuit against the Company seeking to have a restrictive legend on its Company Class A Stock removed.

         During the year ended December 31, 2002, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence, of this evaluation, included in the Company's statement of operations during the year ended December 31, 2002 was a $15 million impairment charge for the write off of the Company's investment in Seisint.

         During 2000, the Company invested $1.2 million in two private limited partnerships managed by BFC Financial Corporation. During 2000, approximately $9.8 million of capital was raised by these partnerships, $3.8 million of which was provided by independent third parties. Each of Alan Levan, Jarett Levan, Bruno DiGiulian and John Abdo own direct and indirect interests in these partnerships. The Company had a 12.5% equity interest in the two partnerships, and together with its affiliates, collectively own approximately 61% of the partnerships. The investments in the limited partnerships were accounted for using the equity method of accounting in the consolidated financial statements of the Company. During the year ended December 31, 2002 the partnership distributed substantially all of their assets to the limited partners.


         The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian, a director of the Company, is of counsel. Fees aggregating $1.0 million, $793,000 and $166,000 were paid to Ruden, McClosky by BankAtlantic and Levitt Corporation for each of the years in the three year period ended December 31, 2002. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

         Alan B. Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, in connection with other ventures, have loans from BankAtlantic or are partners in joint ventures with Levitt Corporation.

         Certain officers of Levitt Corporation or its subsidiaries have minority ownership interests in joint venture partnerships in which Levitt is also a limited or general partner. Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

         BFC paid BankAtlantic approximately $67,000 for each of the years in the three year period ended December 31, 2002 for office space used by BFC in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2002 without receipt of payment for such services.

         Alan B. Levan is Chairman and John E. Abdo is Vice-Chairman of the Board of each of Bluegreen and BFC.

         The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2002, the Foundation made donations aggregating $350,000, including $50,000 to the Broward Community College Foundation, $15,000 to the Florida Grand Opera, $8,320 to the Leadership Broward Foundation, $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,500 to the Boys & Girls Club of Broward. Alan Levan sits on the Boards of the Broward Community College Foundation and the Florida Grand Opera, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe, John E. Abdo is Chairman of the Board of the Broward Performing Arts Foundation and Charlie C. Winningham, II is on the Board of the Boys & Girls Club of Broward.

         For each of the years in the three year period ended December 31, 2002, Jarett Levan, a director and son of director, president and CEO Alan Levan, was employed by BankAtlantic as a Senior Vice President/Alternative Delivery and was paid annual compensation of $181,313, $141,674 and $95,752, respectively, for his services. Alan Levan's daughter, Shelley Levan Margolis, for each of the years in the three year period ended December 31, 2002, served as executive director of the BankAtlantic Foundation, receiving annual compensation of $104,823, $88,025 and $71,924, respectively.

CRITICAL ACCOUNTING POLICIES

         Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of derivatives, the valuation of securities available for sale and the valuation of real estate held for development and equity method investments. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan and lease losses,
(ii) valuation of securities and derivative instruments, (iii) impairment of goodwill and other intangible assets, (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments and (vi) accounting for business combinations. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure.

ALLOWANCE FOR LOAN AND LEASE LOSSES

         We perform monthly detailed reviews of our loan and lease portfolios in an effort to identify inherent risks, assess the overall collectibility of those portfolios and establish our allowance for loan and lease losses. These ongoing reviews are performed by a credit review group that is independent of loan origination activities. The first component of the allowance is for non-homogenous loans that are individually evaluated for impairment. A non-homogenous loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. These are high balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management identification of classified loans. Classified loans are identified by us based upon established criteria and represent loans of lesser quality than the general portfolio. These classifications are "special mention," "substandard," "doubtful" or "loss." The special mention category applies to loans not warranting classification as substandard but possessing credit deficiencies or potential weaknesses necessitating management's close attention. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that such weaknesses make collection of the loan or liquidation in full on the basis of currently existing facts, conditions and values highly questionable or improbable. Loss loans are charged-off. All non-homogenous classified loans are evaluated for impairment. Once an individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. An observable market price of an impaired loan is the best indication of its fair value. The majority of our impaired loans do not have an observable market price and are valued based on the other two methods. Loans that are collateral dependent are valued at the fair value of the collateral less the cost to dispose of the collateral. Unsecured loans are fair valued based on the present value of expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management's attention about the loans or a change in the current economic environment.

         The second component of the allowance is for homogenous loans in which groups of loans with common characteristics are evaluated for impairment. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. Based on statistical data, management assigns loss percentages to groups of loans by product type and classified loan grades. Loans that are not classified are also assigned a loss percentage based on historical loss experiences for the specific loan category.

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

         Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the assigned and unassigned components and believes that the allowance for loan and lease losses reflects management's best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2002, our allowance for loan losses was $48.0 million. See "Provision for Loan Losses" for a discussion on the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

         Based on our current information associated with our loans and leases in the aviation and hospitality industry, we determined that it is probable that we have losses in these portfolios. In order to quantify the estimated loan losses in the hospitality industry, we evaluated the economic conditions of the industry, the historical hotel occupancy rates of our borrowers compared to the industry, and the financial condition of our borrowers. This evaluation resulted in an increase in our allowance for loan losses. We evaluated our leases in the aviation industry and determined that these relationships had a higher loss experience than the existing lease portfolio. We evaluated the financial condition of the lessees and the economic conditions of the industry resulting in an increase in our allowance for loan losses.

         During the past three years, on an on-going basis, we analyzed our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A measure of this change is our ratio of the allowance for loan losses to total loans. This ratio has declined from 1.62 at December 31, 2000 to 1.40 at December 31, 2002. If we were to increase or decrease our historical loss percentages in the assigned portion of our allowance for loan losses by 25 basis points at December 31, 2002, we estimate that our pre-tax earnings would increase or decrease by approximately $9 million. Our allowance for loan losses to total loan ratio would rise to 1.67 if our historical loss experience increases by 25 basis points. In contrast, if our historical loss experience declines by 25 basis points, our allowance for loan losses to total loan ratio would be reduced to 1.14.


VALUATION OF SECURITIES, TRADING ACTIVITIES AND DERIVATIVE INSTRUMENTS


         We record our securities available for sale, securities owned and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.


         The following table provides the sources of fair value for our securities available for sale, securities owned and derivative instruments at December 31, 2002 (in thousands):


                                                MARKET PRICE          PRICE           VALUATION
                                                   QUOTES            MATRIX             MODEL            TOTAL
                                              ------------------ ----------------  ----------------  ---------------
SECURITIES AVAILABLE FOR SALE
  Mortgage-backed securities                 $      --           $706,050          $     --           $ 706,050

  U.S. treasury notes                               --                421                --                 421

  Equity securities                              1,387                 --                --               1,387
                                             ---------           --------          --------           ---------

Total securities available for sale              1,387            706,471                --             707,858
                                             ---------           --------          --------           ---------
TRADING SECURITIES

  Securities owned                             100,241                 --            86,213             186,454

  Securities sold not yet purchased            (38,003)                --                --             (38,003)
                                             ---------           --------          --------           ---------

TOTAL TRADING SECURITIES                        62,238                 --            86,213             148,451
                                             ---------           --------          --------           ---------

Interest rate swap contracts                        --                 --            (3,731)             (3,731)
                                             ---------           --------          --------           ---------
TOTAL                                        $  63,625           $706,471          $ 82,482           $ 852,578
                                             =========           ========          ========           =========


         Equity securities available for sale trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. The number of shares that we own in some of these equity securities is in excess of the securities average daily trading volume. As a consequence, we may not be able to realize the quoted market price upon sale. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

         We subscribe to a third-party service to obtain a price matrix fair value of our debt securities available for sale. The pricing matrix computes a fair value of debt securities based on inputting the securities' coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease to other comprehensive income.

         At December 31, 2002, the fair value and unrealized gain associated with our securities available for sale was $707.9 million and $22.3 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of our securities available for sale portfolio would increase by approximately $3 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our securities would decline by approximately $15 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve. We are likely to obtain significantly different results if these assumptions were changed. During the years ended December 31, 2001 and 2000, our securities available for sale unrealized gains were $25.0 million and $2.7 million, respectively.

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

         The fair value of our interest rate swaps was a loss of $3.7 million at December 31, 2002. If interest rates were to decline by 200 basis points, we estimate that the fair value of our interest rate swaps would decrease by approximately $1.7 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our interest rate swaps would increase by approximately $1.9 million. The fair value of our interest rate swaps was a loss of $1.8 million at December 31, 2001 and a gain of $4.0 million at December 31, 2000.

         Securities owned and securities sold but not yet purchased are accounted for at fair value with changes in fair value included in earnings. The fair value of these securities is determined by obtaining security values from various sources, including dealer price quotations, price quotations for similar instruments traded and management estimates. For securities that do not have listed market prices, the estimated fair value of the securities is determined by obtaining values for similar securities traded from various pricing services. These values are reviewed by security traders and adjusted up or down based on the attributes of the securities owned. The fair values of securities owned and securities sold but not yet purchased are highly volatile and are largely driven by general market conditions and changes in the market environment. The most significant factors affecting the valuation of securities owned and securities sold but not yet purchased is the lack of liquidity and credit quality of the issuer. Lack of liquidity results when trading in a position or a market sector has slowed significantly or ceased and quotes may not be available. Certain securities owned in GMS's portfolio are not readily marketable, and, in some instances, GMS holds the majority of the securities of an issue. These securities are not rated by any rating agency or are rated below investment grade ("below investment grade securities"). Approximately $27.7 million par value of these securities with an estimated fair value of $9.7 million were in default at December 31, 2002. Valuations of below investment grade securities are derived from limited market information available and other factors, principally from reviewing the issuer's financial statements. The information obtained is entered into a management valuation model that considers recent securities trades, if any, trades of similar securities, the business plan of the issuer, debt service coverage and the size of the position held. This evaluation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality and projected cash flows were changed. The fair values of below investment grade securities are highly dependent on the cash flows of the issuer which, in most cases, is a tax exempt entity. The cash flows of the issuer can significantly change due to future events, including changes in the economies of geographic areas, changes in policy by governmental agencies and the general results of operations of the issuer. These factors are beyond management's control. Furthermore, the credit risk of below investment grade securities is significant and, therefore, any changes in the credit quality of the issuer could result in a significant impact on the fair value of the issue. As a consequence, due to the characteristics of below investment grade securities and the nature of the underlying collateral, the fair values of these financial instruments are difficult to determine.

GOODWILL AND OTHER INTANGIBLE ASSETS

         We test goodwill and other intangible assets for impairment annually. The impairment test consists of two steps. In the first step, we determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation used in a business combination, to its carrying amount. We will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of goodwill. The fair values of the reporting units may be obtained from independent appraisers, discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Additionally, fair values are not available for our reporting units and, as such, the valuations require a significant amount of judgment and estimates. Changes in management's reporting units may affect future earnings through the recognition of a goodwill impairment charge. At December 31, 2002, total goodwill and other intangible assets were $92.3 million.

         If the fair value estimates of our reporting units were to decline by 20%, we would be required be perform the second step analysis on $19.3 million of goodwill. The potential impairment charge associated with this evaluation would be reflected in income from continuing operations. There would be no impact to our earnings if fair value estimates of our reporting units increased by 20%.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount is not deemed to be recoverable if it is greater than the sum of the undiscounted cash flows expected from the asset. An impairment loss is the amount by which the carrying value exceeds the asset's fair value. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. In performing a review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The estimates of future cash flows and evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation expense in subsequent periods. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques.

         At December 31, 2002, total property and equipment was $92.7 million. During the year ended December 31, 2002, 2001 and 2000, we have recognized impairment losses on long-lived assets of $206,000, $550,000 and $509,000, respectively. These impairment charges were associated with exiting our in-store branches and restructuring our ATM network.

         We have purchased property to consolidate BankAtlantic's headquarters and back office operations into a centralized facility. Currently, BankAtlantic's back office operations are in four locations, each of which is owned by BankAtlantic. The book value of the property and equipment in these locations was $8.4 million at December 31, 2002. In estimating the sum of future cash flows, we used assessed value of the property, if available, and our internal budgets. We developed our budgets based on future estimated cash flows of the asset groups and projected estimated use of the property. At December 31, 2002, we estimate that our future cash flows, on an undiscounted basis, are greater than our $8.4 million investment in the property and equipment. We also reviewed our depreciation estimates and evaluated the remaining use of the property as well as the estimated residual value. Based on the analysis and the residual values of the property, we did not change our depreciation estimates. We believe that the fair value of the property and equipment in the four locations was in excess of the book value at December 31, 2002.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND EQUITY METHOD INVESTMENTS

         Real estate held for development includes land acquisition costs, land development costs and other construction costs, all of which are accounted for at the lower of accumulated cost or estimated fair value in our financial statements. Start-up costs and selling expenses are expensed as incurred. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes and land within the respective areas. The allocation of common costs to our real estate inventory is based on actual costs incurred plus estimated costs to complete. These estimated costs are subjective and may change based on future market conditions. The estimated fair value of real estate is evaluated annually based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation attempts to take into consideration the current status of the property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management's plans for the property. Due to the large acreage of land holdings, disposition in the normal course of business is expected to extend over a number of years. Uncertainties associated with the economy, interest rates and the real estate market in general may significantly change the valuation of our real estate investments.

         The valuation of real estate inventory is highly susceptible to change because of the assumptions about future sales and cost of sales. The impact that recognizing impairment would have on the assets reported in our consolidated statement of financial position as well as our net earnings could be significant. Our assumptions about future home sales prices and volumes require significant judgment because the real estate industry is cyclical and is highly sensitive to changes in economic conditions. Although the real estate business historically has been cyclical, it has not undergone a down cycle in a number of years. While no impairment existed as of December 31, 2002, there can be no assurances that future economic or financial developments, including general interest rate increases or a continued slowdown in the economy, might not lead to impairment of inventory.

         We account for equity method investments and joint venture partnership interests in which we have a 50% or less ownership interest using the equity method of accounting. Under the equity method, the initial investment is recorded at cost and is subsequently adjusted to recognize the Company's share of earnings or losses. Investments are evaluated annually for other than temporary losses in value. Evidence of other than temporary losses includes the inability to sustain an earnings capacity which would justify the carrying amount of the investment. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.

         At December 31, 2002, the aggregate balances of real estate held for development and equity method investments were $312.8 million.

ACCOUNTING FOR BUSINESS COMBINATIONS

         The Company accounts for its business combinations such as the Community acquisition, the Bluegreen equity investment and the Gruntal transaction, based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

         In connection with the acquisition of Community and Bluegreen Corporation, we recorded net fair value adjustments excluding goodwill and other intangible assets of $21.9 million and $2.1 million, respectively. This amount will affect future earnings through the disposition and amortization of the underlying assets and liabilities. If the estimates were adjusted by 20% up or down, future earnings would be affected by approximately $5 million.

DIVIDENDS

         The availability of funds for dividend payments depends upon BankAtlantic's ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution's regulatory capital levels, retained net income and net income. See "Regulation and Supervision - Limitation on Capital Distributions."


         Subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions, we will seek to declare regular quarterly cash dividends on our common stock.

IMPACT OF INFLATION

         The financial statements and related financial data and notes presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the previous section entitled "Interest Rate Sensitivity."


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Consolidated Market Risk".


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                      PAGE
Independent Auditors' Report.....................................................................      F-2
Consolidated Statements of Financial Condition as of December 31, 2002 and 2001..................      F-3
Consolidated Statements of Operations for each of the years in the three year period ended
   December 31, 2002.............................................................................      F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the
   years in the three year period ended December 21, 2002........................................      F-7
Consolidated Statements of Cash Flows for each of the years in the three year period ended
  December 31, 2002..............................................................................      F-10
Notes to Consolidated Financial Statements.......................................................      F-13

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
BankAtlantic Bancorp, Inc.:

         We have audited the accompanying consolidated statements of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets and for gains and losses on the extinguishment of debt in 2002 and for derivative instruments and hedging activities in 2001.


                                                                       KPMG LLP

Fort Lauderdale, Florida
February 3, 2003

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                               DECEMBER 31,
                                                                                      -----------------------------
(In thousands, except share data)                                                         2002            2001
                                                                                     -------------    -------------
ASSETS
Cash and due from depository institutions (See Note 14)                              $   200,600      $   120,049
Federal funds sold and securities purchased under resell agreements (See Note 3)          50,145              156
Investment securities and tax certificates (approximate fair value; $212,698
  and $434,470) (See Note 3)                                                             212,240          428,718
Loans receivable, net (See Notes 4, 8)                                                 3,372,630        2,774,238
Securities available for sale (at fair value) (See Note 3)                               707,858          843,867
Securities owned (at fair value) (See Note 3)                                            186,454           68,296
Accrued interest receivable (See Note 4)                                                  33,984           33,706
Real estate held for development and sale and joint ventures (See Note 21)               252,087          178,273
Investment in unconsolidated real estate subsidiary (See Notes 2, 21)                     60,695               --
Office properties and equipment, net (See Note 6)                                         92,699           61,685
Federal Home Loan Bank stock, at cost which approximates fair value (See Note 8)          64,943           56,428
Deferred tax asset, net (See Note 12)                                                     35,316           17,879
Goodwill, net (See Notes 1,2)                                                             78,575           39,859
Core deposit intangible asset (See Note 2)                                                13,757               --
Other assets (See Notes 4, 10, 13)                                                        59,028           31,332
                                                                                     -----------      -----------
         Total assets                                                                $ 5,421,011      $ 4,654,486
                                                                                     ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits (See Note 7)                                                                $ 2,920,555      $ 2,276,567
Advances from FHLB (See Note 8)                                                        1,297,170        1,106,030
Securities sold under agreements to repurchase  (See Note 9)                             116,279          406,070
Federal funds purchased (See Note 8)                                                          --           61,000
Subordinated debentures, notes and bonds payable  (See Note 10)                          193,816          131,428
Guaranteed preferred beneficial interests in Company's Junior Subordinated
  Debentures (See Note 10)                                                               180,375           74,750
Securities sold but not yet purchased (Note 3)                                            38,003           38,431
Due to clearing agent (Note 3)                                                            78,791            9,962
Other liabilities (See Notes 5, 13)                                                      126,688          114,575
                                                                                     -----------      -----------
         Total liabilities                                                             4,951,677        4,218,813
                                                                                     -----------      -----------
Commitments and contingencies (See Note 14)

Stockholders' equity:  (See Notes 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized; none
  issued and outstanding                                                                      --               --
Class A common stock, $.01 par value, authorized 80,000,000 shares;
   issued and outstanding 53,441,847 and 53,203,159 shares                                   534              532
Class B common stock, $.01 par value, authorized 45,000,000 shares;
   issued and outstanding 4,876,124 and 4,876,124 shares                                      49               49
Additional paid-in capital                                                               252,699          251,202
Unearned compensation - restricted stock grants                                           (1,209)          (1,359)
Retained earnings                                                                        213,692          170,349
                                                                                     -----------      -----------
Total stockholders' equity before accumulated other comprehensive income                 465,765          420,773
Accumulated other comprehensive income                                                     3,569           14,900
                                                                                     -----------      -----------
         Total stockholders' equity                                                      469,334          435,673
                                                                                     -----------      -----------
         Total liabilities and stockholders' equity                                  $ 5,421,011      $ 4,654,486
                                                                                     ===========      ===========

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except share and per share data)                           FOR THE YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
INTEREST INCOME:                                                          2002           2001          2000
                                                                       ---------      ---------      ---------
Interest and fees on loans and leases                                  $ 221,867      $ 237,064      $ 246,381
Interest and dividends on securities available for sale                   42,406         52,813         50,799
Interest and dividends on other investments and securities owned          45,497         35,741         30,711
                                                                       ---------      ---------      ---------
        Total interest income                                            309,770        325,618        327,891
                                                                       ---------      ---------      ---------
INTEREST EXPENSE:
Interest on deposits (See Note 7)                                         62,777         85,668         91,723
Interest on advances from FHLB                                            62,412         60,472         61,331
Interest on securities sold under agreements to repurchase and
  federal funds purchased                                                  6,546         24,270         34,617
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company's Junior
  Subordinated Debentures                                                 26,224         22,938         28,828
Capitalized interest on real estate developments and joint
  ventures                                                                (5,997)        (5,749)        (6,487)
                                                                       ---------      ---------      ---------
        Total interest expense                                           151,962        187,599        210,012
                                                                       ---------      ---------      ---------
NET INTEREST INCOME                                                      157,808        138,019        117,879
Provision for loan losses (See Note 4)                                    14,077         16,905         29,132
                                                                       ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      143,731        121,114         88,747
                                                                       ---------      ---------      ---------
NON-INTEREST INCOME:
Investment banking income (See Note 3)                                   151,156         43,436         51,101
Gains on sales of real estate developed for sale
 and joint venture activities (See Note 21)                               51,650         36,583         23,217
Gains (losses) on sales of loans, net                                      1,840             60           (528)
Income from unconsolidated real estate subsidiary (See Note 21)            5,349             --             --
Service charges on deposits                                               26,479         16,372         13,666
Other service charges and fees                                            14,087         14,731         15,025
Gains on securities activities (See Note 3)                                8,578          7,124          2,856
Impairment of securities                                                 (18,801)        (3,527)          (630)
(Loss) gain on debt redemption                                            (3,125)          (389)        12,228
Other                                                                     11,105          8,494         11,457
                                                                       ---------      ---------      ---------
        Total non-interest income                                        248,318        122,884        128,392
                                                                       ---------      ---------      ---------
NON-INTEREST EXPENSE:
Employee compensation and benefits (See Notes 11,13)                     198,948         94,450         90,313
Occupancy and equipment                                                   39,959         29,139         27,868
Advertising and promotion                                                 13,833          7,897          8,219
Amortization of goodwill and other intangible assets                       1,360          4,073          4,081
Impairment of  goodwill (See Note 2)                                          --          6,624             --
Restructuring charge and impairment write-downs (See Note 5)               1,007            331          2,656
Acquisition-related charges and impairments                                4,925             --             --
Communications                                                            11,314          3,291          3,233
Floor broker and clearing fees                                             8,519          2,796          3,742
Other                                                                     54,615         41,775         37,095
                                                                       ---------      ---------      ---------
        Total non-interest expense                                       334,480        190,376        177,207
                                                                       ---------      ---------      ---------
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, EXTRAORDINARY
  ITEMS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE         57,569         53,622         39,932
Provision for income taxes (See Note 12)                                  15,876         22,600         15,887
                                                                       ---------      ---------      ---------
INCOME BEFORE DISCONTINUED OPERATIONS, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               41,693         31,022         24,045
Income from discontinued mortgage servicing business
  (less applicable income taxes of $361)  (See Note 5)                        --             --            669
Extraordinary items (less applicable provision for income taxes of
  $2,771) (See Note 2)                                                    23,749             --             --
Cumulative effect of a change in accounting principle (less
  applicable income taxes of  ($1,246) and $683)  (See Note 1)           (15,107)         1,138             --
                                                                       ---------      ---------      ---------
NET INCOME                                                                50,335         32,160         24,714
Amortization of goodwill, net of tax                                          --          3,903          3,887
                                                                       ---------      ---------      ---------
NET INCOME ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                   $  50,335      $  36,063      $  28,601
                                                                       =========      =========      =========

                                                                     (CONTINUED)

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                      2002            2001           2000
                                                                   ------------   -------------   ------------
EARNINGS PER SHARE (SEE NOTE 20)
Basic earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                          $      0.72    $       0.73    $   N/A
Basic earnings per share from discontinued operations                       --              --        N/A
Basic earnings per share from extraordinary items                         0.41              --        N/A
Basic (loss) earnings per share from cumulative effect of a
  change in accounting principle                                         (0.26)           0.03        N/A
                                                                   -----------    ------------    ------------
Basic earnings per share                                                  0.87            0.76        N/A
Basic earnings per share from amortization of goodwill                      --            0.10        N/A
                                                                   -----------    ------------    ------------
Basic earnings per share adjusted to exclude goodwill
  amortization                                                     $      0.87   $        0.86   $    N/A
                                                                   ===========   =============   =============

Diluted earnings per share before discontinued operations,
  extraordinary items and cumulative effect of a change
  in accounting principle                                          $      0.67    $       0.63    $   N/A
Diluted earnings per share from discontinued operations                     --              --        N/A
Diluted earnings per share from extraordinary items                       0.37              --        N/A
Diluted (loss) earnings per share from cumulative effect of a
  change in accounting principle                                         (0.23)           0.02        N/A
                                                                   -----------    ------------    ------------
Diluted earnings per share                                                0.81            0.65        N/A
Diluted earnings per share from amortization of goodwill                    --            0.08        N/A
                                                                   -----------    ------------    ------------
Diluted earnings per share adjusted to exclude goodwill
  amortizaton                                                      $     0.81    $       0.73    $    N/A
                                                                   ===========   =============   =============


Basic weighted average number of common shares outstanding          57,997,556      42,091,961        N/A
                                                                   ===========   =============   =============
Diluted weighted average number of common and common
  equivalent shares outstanding                                     64,400,725      54,313,104        N/A
                                                                   ===========   =============   =============

                                                                     (CONTINUED)

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      2002            2001            2000
                                                                   ------------   -------------   -------------
Class A common shares (See Note 20)
Basic earnings per share before discontinued operations            $   N/A        $    N/A        $       0.62
Basic earnings per share from discontinued operations                  N/A             N/A                0.02
                                                                   ------------   -------------   -------------
Basic earnings per share                                               N/A             N/A                0.64
Basic earnings per share from amortization of goodwill                 N/A             N/A                0.10
                                                                   ------------   -------------   -------------
Basic earnings per share adjusted to exclude goodwill
  amortization                                                     $   N/A        $      N/A      $       0.74
                                                                   ============   =============   =============

Diluted earnings per share before discontinued operations          $   N/A        $    N/A        $       0.53
Diluted earnings per share from discontinued operations                N/A             N/A                0.01
                                                                   ------------   -------------   -------------
Diluted earnings per share                                             N/A             N/A                0.54
Diluted earnings per share from amortization of goodwill               N/A             N/A                0.07
                                                                   ------------   -------------   -------------
Diluted earnings per share adjusted to exclude goodwill
  amortization                                                     $   N/A        $    N/A        $       0.61
                                                                   ============   =============   =============

Basic weighted average number of common shares outstanding             N/A             N/A          31,560,093
                                                                   ============   =============   =============
Diluted weighted average number of common and common
  equivalent shares outstanding                                        N/A             N/A          47,126,250
                                                                   ============   =============   =============

CLASS B COMMON SHARES (SEE NOTE 20)
Basic earnings per share before discontinued operations            $   N/A        $    N/A        $       0.55
Basic earnings per share from discontinued operations                  N/A             N/A                0.02
                                                                   ------------   -------------   -------------
Basic earnings per share                                               N/A             N/A                0.57
Basic earnings per share from amortization of goodwill                 N/A             N/A                0.09
                                                                   ------------   -------------   -------------
Basic earnings per share adjusted to exclude goodwill
  amortization                                                     $   N/A        $    N/A        $       0.66
                                                                   ============   =============   =============

Diluted earnings per share before discontinued operations          $   N/A        $    N/A        $       0.50
Diluted earnings per share from discontinued operations                N/A             N/A                0.01
                                                                   ------------   -------------   -------------
Diluted earnings per share                                             N/A             N/A                0.51
Diluted earnings per share from amortization of goodwill               N/A             N/A                0.06
                                                                   ------------   -------------   -------------
Diluted earnings per share adjusted to exclude goodwill
  amortization                                                     $   N/A        $    N/A        $       0.57
                                                                   ============   =============   =============

Basic weighted average number of common shares outstanding             N/A             N/A           8,029,287
                                                                   ============   =============   =============
Diluted weighted average number of common and common
  equivalent shares outstanding                                        N/A             N/A           8,319,359
                                                                   ============   =============   =============

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2002


                                                                                                          ACCUMUL-
                                                                                             UNEARNED      ATED
                                                                                              COMPEN-      OTHER
                                                                       ADDI-                  SATION -    COMPRE-
                                             COMPRE-                  TIONAL                 RESTRICTED   HENSIVE
                                             HENSIVE      COMMON      PAID-IN     RETAINED     STOCK       (LOSS)
(In thousands)                               INCOME       STOCK       CAPITAL     EARNINGS     GRANTS      INCOME       TOTAL
                                            ----------   ---------   ----------  ----------  ----------  ----------  -----------
BALANCE, DECEMBER 31, 1999                               $     373   $  145,452  $  122,639  $   (5,633)  $ (26,945) $   235,886

Net income                                  $  24,714           --           --      24,714          --          --       24,714
Other comprehensive income, net of
income tax:
   Unrealized gains on securities
      available for sale (less income
      tax provision of $18,716)                29,873
   Reclassification adjustment for
     gains included in net income
     (less income tax provision of $714)       (1,298)
                                            ---------
Other comprehensive income                     28,575
                                            ---------
Comprehensive income                        $  53,289
                                            =========
Dividends on Class A common stock                               --           --      (3,204)         --          --       (3,204)
Dividends on Class B common stock                               --           --        (678)         --          --         (678)
Exercise of Class A common stock
  options                                                       --           37          --          --          --           37
Exercise of Class B common stock
  options                                                        6        2,126          --          --          --        2,132
Tax effect relating to the exercise
  of stock options                                              --          100          --          --          --          100
Purchase and retirement of Class B
  common stock                                                  (6)      (4,357)         --          --          --       (4,363)
Retirement of publicly traded Class
  B common stock pursuant to corporate
  transaction                                                   --      (33,243)         --          --          --      (33,243)
Compensation in connection with corporate
  transaction                                                   --        1,320          --          --          --        1,320
Issuance of Class A common stock upon
  conversion of subordinated debentures,
  net                                                           --           34          --          --          --           34
Forfeited Class A restricted common stock                       --         (123)         --         103          --          (20)
Exchange of Class A restricted common
  stock for participation in deferred
  compensation plan                                             (7)      (7,779)         --       4,599          --       (3,187)
Amortization of unearned compensation  -
  restricted stock grants                                       --            -          --         540          --          540
Issuance of Class A restricted common
  stock for acquisitions                                        --          178          --          --          --          178
Net change in unrealized appreciation
  on securities available for sale-net of
  deferred income taxes                                         --           --          --          --      28,575       28,575
                                                         ---------   ----------  ----------  ----------  ----------  -----------
BALANCE, DECEMBER 31, 2000                               $     366   $  103,745  $  143,471  $     (391) $    1,630  $   248,821
                                                         =========   ==========  ==========  ==========  ==========  ===========

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2002


                                                                                               UNEARNED     ACCUMUL-
                                                                                                COMPEN-       ATED
                                                                         ADDI-                  SATION -     OTHER
                                                COMPRE-                 TIONAL                 RESTRICTED    COMPRE-
                                                HENSIVE    COMMON       PAID-IN     RETAINED     STOCK      HENSIVE
(In thousands)                                  INCOME     STOCK        CAPITAL     EARNINGS     GRANTS      INCOME      TOTAL
                                                --------   ---------   ----------   ----------  ---------   ---------  ----------
BALANCE, DECEMBER 31, 2000                                 $     366   $  103,745   $  143,471  $   (391)   $   1,630  $  248,821
  Net income                                    $ 32,160                                32,160                             32,160
                                                --------
  Other comprehensive income, net of tax:
   Unrealized gains on securities available
       for sale (less income tax provision
       of $9,904)                                 17,798
   Accumulated losses associated with cash
       flow hedges (less income tax
       provision of $627)                         (2,288)
   Reclassification adjustment for cash
       flow hedges                                   924
   Reclassification adjustment for net
       gains included in net income (less
       income tax provision of $1,780)            (3,164)
                                                --------
  Other comprehensive income                      13,270
                                                --------
Comprehensive income                            $ 45,430
                                                ========
Dividends on Class A common stock                                 --           --       (4,747)       --           --      (4,747)
Dividends on Class B common stock                                 --           --         (535)       --           --        (535)
Exercise of Class A common stock options                           4        1,572           --        --           --       1,576
Tax effect relating to the exercise of
   stock options                                                  --          598           --        --           --         598
Issuance of Class A common stock upon
  conversion of subordinated debentures                           89       49,846           --        --           --      49,935
Issuance of Class A common stock                                 122       95,441           --    (1,209)                  94,354
Amortization of  unearned compensation -
   restricted stock grants                                        --          --            --       241           --         241
Net change in accumulated other
   comprehensive income, net of income
   taxes                                                          --          --            --        --       13,270      13,270
                                                           ---------   ----------   ---------- ---------    ---------  ----------
BALANCE, DECEMBER 31, 2001                                 $     581   $  251,202   $  170,349  $ (1,359)   $  14,900  $  435,673
                                                           =========   ==========   ========== =========    =========  ==========

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     For Each of the Years in the Three Year Period Ended December 31, 2002


                                                                                             Unearned      Accumul-
                                                                                             Compen-        ated
                                                                   Addi-                     sation        Other
                                           Compre-                 tional                   Restricted     Compre-
                                           hensive     Common      Paid-in      Retained      Stock        hensive
(In thousands)                             Income      Stock       Capital      Earnings      Grants        Income        Total
                                         ----------  ----------   ----------   -----------  -----------   -----------   ----------
BALANCE, DECEMBER 31, 2001                            $     581   $  251,202   $   170,349  $    (1,359)  $    14,900   $  435,673
  Net income                             $   50,335                                 50,335                                  50,335
                                         ----------
  Other comprehensive income, net
   of tax:
   Unrealized gains on securities
     available for sale (less
     income tax provision of $2,145)          3,514
   Minimum pension liability (less
     income tax benefit of $4.2
     million)                                (7,456)
   Unrealized losses associated with
     investment in unconsolidated real
     estate subsidiary (less income
     tax benefit of $454)                      (448)
   Accumulated losses associated with
     cash flow hedges (less income tax
     benefit of $517)                          (917)
   Reclassification adjustment for
     cash flow hedges                          (534)
   Reclassification adjustment for net
     gain included in net income (less
     income tax provision of $3,254)         (5,490)
                                         ----------
  Other comprehensive loss                  (11,331)
                                         ----------
Comprehensive income                     $   39,004
                                         ==========
Dividends on Class A common stock                            --           --        (6,408)          --            --       (6,408)
Dividends on Class B common stock                            --           --          (584)          --            --         (584)
Issuance of Class A common stock                              2        1,202            --           --            --        1,204
Tax effect relating to the exercise
  of stock options                                           --          440            --           --            --          440
Issuance of Class A common stock upon
  conversion of subordinated debentures                      --           25            --           --            --           25
Issuance of equity method investment
  common stock                                               --         (262)           --           --            --         (262)
Issuance of subsidiary stock options                         --           92            --           --            --           92
Amortization of unearned
   compensation - restricted stock
   grants                                                    --           --            --          150            --          150
Net change in accumulated other
  comprehensive income, net of income
  taxes                                                      --           --            --           --       (11,331)     (11,331)
                                                     ----------   ----------   -----------  -----------   -----------   ----------
BALANCE, DECEMBER 31, 2002                           $      583   $  252,699   $   213,692  $    (1,209)  $     3,569   $  469,334
                                                     ==========   ==========   ===========  ===========   ===========   ==========

                 See Notes to Consolidated Financial Statements

                  BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
(In thousands)                                                                   2002            2001              2000
                                                                            -------------   --------------   --------------
Operating activities:
Income before discontinued operations, extraordinary items and
  cumulative effect of a change in accounting principle                       $ 41,693          $ 31,022          $ 24,045
Income from discontinued operations, net of tax                                     --                --               669
Income from extraordinary item                                                  23,749
Cumulative effect of a change in accounting principle, net of tax              (15,107)            1,138                --
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED  BY OPERATING
  ACTIVITIES:
Provision for credit losses (1)                                                 17,019            18,222            30,166
Change in real estate inventory                                                (57,653)          (28,978)           (1,270)
Loans held for sale activity, net                                              (21,279)           15,203           (34,747)
Gains from  securities activities, net                                          (8,578)           (7,124)           (2,856)
Losses (gains) on sales of property and equipment, net                             328              (386)             (874)
Gains on sales of in-store branches                                               (384)           (1,577)               --
Gains on sales of real estate held for sale                                       (941)               --                --
Loss (gain) on debt redemption                                                   3,125               389           (12,228)
Depreciation, amortization and accretion, net                                   10,638               581             5,051
Restructuring charges and impairment write-downs, net                            4,852               331             2,656
Gain on Gruntal transaction                                                    (26,520)
Impairment of goodwill                                                          16,353             6,624                --
Impairment of securities                                                        18,801             3,527               630
(Benefit) provision for deferred income taxes                                   (4,510)              597            (2,735)
Proceeds from sales of loans                                                    41,602            24,017            50,109
Securities owned activities, net                                                33,751           (24,739)          (20,246)
Decrease (increase) in accrued interest receivable                               2,542            10,340           (13,452)
Amortization of intangible assets                                                1,360             4,073             4,081
Compensation in connection with corporate  transaction                              --                --             1,320
Issuance of forgivable notes receivable to Ryan Beck employees                 (17,140)               --                --
Decrease (increase) in other assets                                              5,784            (3,724)            4,181
(Decrease) increase in other liabilities                                       (25,509)            8,857            32,307
(Decrease) increase in due to clearing agent                                   (32,876)             (739)           14,777
(Decrease) increase in securities sold but not yet purchased                    (1,629)           26,406             9,396
Issuance of subsidiary stock options                                                92                --                --
Equity in earnings from unconsolidated real estate subsidiary                   (5,349)               --                --
Equity in joint venture earnings                                                (3,517)           (2,888)           (1,141)
                                                                              --------          --------          --------
NET CASH PROVIDED  BY OPERATING ACTIVITIES                                         697            81,172            89,839
                                                                              --------          --------          --------

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                    BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
(In thousands)                                                                      2002          2001         2000
                                                                                -------------  -----------  -------------
INVESTING ACTIVITIES:
Purchase of investment securities and tax certificates                             (238,700)     (267,025)     (426,177)
Proceeds from redemption and maturity of investment securities
  and tax certificates                                                              239,176       221,434       155,256
Purchase of securities available for sale                                          (356,493)     (485,732)     (152,162)
Proceeds from sales and maturities of  securities available for sale                772,339       509,833       259,867
Purchases and net repayments (originations) of loans and leases                     (23,776)       24,039      (291,500)
Proceeds from sales of real estate owned                                              5,898         5,860         5,053
Net additions to office properties and equipment                                    (23,620)      (11,427)      (11,374)
Proceeds from sales of properties and equipment                                       1,986           529         1,577
Proceeds from sales of real estate held for sale                                      6,953            --            --
Investments and repayments from joint ventures, net                                   3,478         1,348         4,620
Purchases of FHLB stock net of redemptions                                             (452)       (4,488)        4,470
Increase in investment in unconsolidated real estate subsidiary                     (53,380)           --            --
Acquisitions, net of cash acquired                                                  (52,783)         (340)         (222)
                                                                                -----------   -----------   -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    280,626        (5,969)     (450,592)
                                                                                -----------   -----------   -----------
FINANCING ACTIVITIES:
Net increase in deposits                                                             47,858       125,252       206,593
Reduction in deposits from sale of in-store branches, net                           (42,597)      (81,593)           --
Proceeds from FHLB advances                                                         227,499       365,000     1,359,004
Repayments of FHLB advances                                                        (172,736)     (297,771)   (1,418,389)
Net increase (decrease) in federal funds purchased                                  (61,000)       51,300         3,800
Proceeds from notes and bonds payable                                               157,331        62,136       113,586
Issuance of trust preferred securities                                              180,375            --            --
Repayment of notes and bonds payable                                                (95,468)      (67,854)      (64,071)
Retirement of subordinated investment notes and subordinated debentures             (21,716)      (35,042)      (40,278)
Retirement of trust preferred securities                                            (74,750)           --            --
Payments to acquire and retire publicly held Class B common stock                        --            --       (33,243)
Net (decrease) increase in securities sold under agreements to repurchase          (289,791)     (253,432)      236,279
Payment to acquire and retire common stock                                               --            --        (4,363)
Issuance of common stock                                                              1,204        95,595         2,169
Common stock dividends paid                                                          (6,992)       (5,282)       (4,024)
                                                                                -----------   -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   (150,783)      (41,691)      357,063
                                                                                -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents                                    130,540        33,512        (3,690)
Cash and cash equivalents at the beginning of period                                120,205        86,693        90,383
                                                                                -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   250,745   $   120,205   $    86,693
                                                                                ===========   ===========   ===========

                                                                     (Continued)

                 See Notes to Consolidated Financial Statements

                    BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
     (In thousands)                                                                  2002            2001            2000
                                                                                  ------------  ---------------  -------------
     SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Interest paid on borrowings and deposits                                     $   158,914   $      200,454   $    214,742
     Income taxes paid                                                                 36,790           17,884          2,466
     Issuance of Class A common stock upon conversion of subordinated
       debentures                                                                          25           49,935             34
     Issuance of notes payable under the Ryan Beck deferred compensation plan           3,675               --             --
     Issuance of Class A common stock upon acquisitions                                    --              335            178
     Issuance of Class A restricted stock, net                                             --            1,209             --
     Reduction in stockholders' equity from the retirement of restricted stock                              --         (3,187)
     Increase in other liabilities from the retirement of restricted stock                                  --          3,187
     Increase in loans receivable from real estate closings                                --            1,247             --
     Increase in development bonds payable from real estate closings                       --            1,247             --

(1)Provision for credit losses represents provision for loan losses, REO and tax certificates.



                 See Notes to Consolidated Financial Statements

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF FINANCIAL STATEMENT PRESENTATION -- BankAtlantic Bancorp, Inc. (the "Company", "BBC") is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company's principal assets include BankAtlantic and its subsidiaries, Ryan Beck & Co., Inc. ("Ryan Beck") and its subsidiaries and Levitt Corporation ("Levitt") and its subsidiaries. The accounting policies applied by the Company conform with accounting principles generally accepted in the United States of America.

         BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. In March 2002, BankAtlantic acquired Community Savings Bankshares, Inc. ("Community"). Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community Savings had assets of $909 million and deposits of $637 million and 21 branch locations.

          Levitt engages in real estate activities through Levitt and Sons, LLC ("Levitt and Sons"), Core Communities, LLC. ("Core Communities") and several investments in real estate projects in Florida. Levitt and the Company have acquired an aggregate equity investment of approximately 40% in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land. Levitt and Sons is a developer of single-family home communities and condominium and rental apartment complexes primarily in Florida. Core Communities owns the unsold land and other entitlements of the master-planned community commonly known as St. Lucie West and Tradition in St. Lucie County, Florida and Live Oak Preserve in Hillsborough County, Florida.

         Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. On September 30, 2002, Ryan Beck & Co., LLC converted to a corporation by merging into Ryan Beck & Co., Inc.

         On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC ("Gruntal") and acquired all of the membership interests in The GMS Group, LLC ("GMS"), a wholly-owned subsidiary of Gruntal (the "Gruntal Transaction").

         The Company has two classes of common stock: Class A common stock and Class B common stock. On May 24, 2001, the Company amended its articles of incorporation to grant voting rights to holders of its Class A common stock, make the Class B common stock convertible into Class A common stock on a share-for-share basis, and equalize the cash dividends payable on Class A common stock and Class B common stock. As a consequence of the amendment, Class A shareholders are entitled to one vote per share, which in the aggregate represent 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation ("BFC") currently owns 100% of our Class B common stock. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Prior to the above amendment, the Class A common stock and the Class B common stock had substantially identical terms except that (i) the Class B common stock was entitled to vote while the Class A common stock had no voting rights other than those which were required by Florida law and (ii) the Class A common stock was entitled to receive cash dividends equal to at least 110% of any cash dividends declared and paid on the Class B common stock.

         In August 2000, the Company's shareholders approved a corporate transaction structured as a merger in which each share of Class B common stock was converted into .0000002051 of a share of Class B common stock of the Company as the surviving corporation in the transaction. No fractional shares were issued. The corporate transaction resulted in the retirement of all publicly held Class B common stock, leaving BFC the sole holder of the Company's Class B common stock.

         At December 31, 2002, BFC owned 100% of the Company's Class B common stock and 23% of the Company's aggregate outstanding common stock.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of derivatives, the valuation of securities available for sale, and the valuation of real estate held for development and real estate joint venture investments. In

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


connection with the determination of the allowances for loan losses, real estate owned, real estate held for development and real estate joint venture investments, management obtains independent appraisals for significant properties when it is deemed prudent.

         Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2002.

         CONSOLIDATION POLICY -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned joint ventures. We consolidate all entities in which we own a majority of the voting securities. Less than majority-owned joint ventures and subsidiaries are accounted for under the equity method of accounting. The Company's non-consolidated ownership interest in joint ventures range from 40% to 50%, and the Company's non-consolidated ownership interest in subsidiaries consisted of the Company's 40% ownership interest in Bluegreen. All inter-company transactions and balances have been eliminated.

         CASH EQUIVALENTS -- Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.

         DEBT AND EQUITY SECURITIES -- Debt securities are classified based on management's intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after-tax basis. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets using a price matrix or applying management valuation models. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

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

         Marketable equity securities which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in shareholders' equity on an after-tax basis. Declines in the fair value of individual equity securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The fair value of marketable equity securities was estimated by obtaining prices actively quoted on national markets. Equity securities that do not have readily determinable fair value are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down to estimated fair value.

         TAX CERTIFICATES -- Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

         ALLOWANCE FOR TAX CERTIFICATE LOSSES - This allowance represents management's estimate of future losses that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from BankAtlantic's acquisition date. At that time, interest ceases to be accrued.

         LOANS AND LEASES - Loans are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs and premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income, discounts and premiums are amortized to income using methods that approximate the interest method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

         ALLOWANCE FOR LOAN AND LEASE LOSSES - The allowance for loan and lease losses reflects management's estimate of incurred credit losses in the loan and lease portfolios. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The first component of the allowance is for "non-homogenous" loans that are individually evaluated for impairment. These are high-balance loans that management considers to be high risk. The process for identifying loans to be evaluated individually for impairment is based on management's identification of classified loans. Once an

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


individual loan is found to be impaired, a specific valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for "homogenous loans" in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans and leases have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of the current economic environment, trends in industries, analysis of historical losses, static pool analysis, delinquency trends, classified loan grades and credit scores. The allowance also contains an unassigned component that is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, including economic conditions, in an attempt to address the imprecision inherent in the estimation of the assigned allowance for loan and lease losses. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate from period to period.

         Management believes the allowance for loan and lease losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan and lease losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

         NON-PERFORMING LOANS AND LEASES -- Interest income on loans, including the recognition of discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest method. A loan or lease is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms.

         Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

         LOANS HELD FOR SALE -- Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

         REAL ESTATE OWNED ("REO") -- BankAtlantic's REO is recorded at the lower of cost or estimated fair value, less estimated selling costs. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. The construction and development activities of Levitt Corporation are not accounted for as REO.

         INVESTMENT BANKING ACTIVITIES - Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determined.

         SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED - Securities owned and securities sold, but not yet purchased are associated with proprietary transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management's estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable. Profit and loss arising from transactions are recorded on a trade-date basis.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE - This includes land, land development costs, and other construction costs and is stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


and any other circumstances which may affect fair value, including management's plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

         Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various parcels or housing units within the respective area based upon the most practicable methods, including specific identification and allocation based upon the relative sales value method or acreage methods. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated by community and are allocated to those housing units based upon the most practicable methods. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred.

         Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

         Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred. This is when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles in the United States of America for real estate transactions.

         Title and mortgage operations include agency and other fees received for the processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.

         INVESTMENTS IN JOINT VENTURES AND UNCONSOLIDATED REAL ESTATE SUBSIDIARY -- The Company accounts for its partnership interests in its joint ventures and subsidiaries in which the Company does not own the majority of the voting stock or interests using the equity method of accounting. Under the equity method, the Company's initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment. All intercompany profits and losses are eliminated until realized through third-party transactions. Interest is capitalized on real estate joint ventures while the venture has activities in progress necessary to commence its planned principal operations based on the average balance outstanding of investments and advances to joint ventures. Interest income on loans from BankAtlantic to joint ventures is eliminated based on the Company's ownership percentage in consolidation until realized by the joint venture.

         Profit or loss on real estate sold, including REO, joint ventures and real estate held for development and sale, is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate." Any estimated loss is recognized in the period in which it becomes apparent.

         GOODWILL AND OTHER INTANGIBLE ASSETS - The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and goodwill assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

         In connection with the transitional goodwill impairment evaluation required under SFAS No. 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. During the six months ended June 30, 2002, the Company identified its reporting units and determined the carrying value of each of its reporting units by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, an independent appraiser was engaged to determine the fair value of Ryan Beck's reporting units in order for the Company to measure the impairment amount. Based on the appraiser's evaluation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviewed its goodwill for events or changes in circumstances that indicated that the carrying amount was not recoverable, in which an impairment charge was recorded.

         IMPAIRMENT - The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2002. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset many not be recoverable. In performing the review for impairment, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets is based on the fair value of the asset.

         Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff are considered held and used until disposed of. This statement requires that the depreciable life of a long-lived asset to be abandoned be revised, and that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount of the asset exceeds its fair value. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model measures a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and requires depreciation (amortization) to cease.

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

         Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred, and gains or losses on disposal of assets are reflected in current operations.

         ADVERTISING -- Advertising expenditures are expensed as incurred.

         INCOME TAXES -- The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

         DERIVATIVE INSTRUMENTS -- The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"), on January 1, 2001. All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the statement of financial condition or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

         Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of undesignated derivative instruments are reported in current-period earnings.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company discontinues hedge accounting prospectively when it is determined that: the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is dedesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the statement of financial condition at its fair value and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the statement of financial condition at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the statement of financial condition at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the statement of financial condition and recognizes any changes in its fair value in earnings.

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

         EARNINGS PER COMMON SHARE -- Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings per share, interest expense net of taxes on convertible securities is added back to net income and equity earnings in subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive.

         The Company was required to use the two-class method to report its earnings per share for the year ended December 31, 2000. On May 24, 2001, the Company's articles of incorporation were amended to, among other things, equalize the cash dividend payable on the Company's Class A and Class B common stock. As a result, the Company no longer used the two-class method to calculate its earnings per share beginning January 1, 2001. Under the two-class method, net income available to common shareholders was allocated to Class A and Class B common shares first by actual cash dividends paid for actual shares outstanding during the period and, secondly, through the allocation of undistributed earnings. Because the allocation percentage for each class differs for basic and diluted earnings per share, allocated undistributed earnings differs for such calculations.

         STOCK-BASED COMPENSATION PLANS - During the year ended December 31, 2002, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. The Company has recognized $242,000, $241,000 and $540,000 of compensation expense associated with restricted stock and option awards during the years ended December 31, 2002, 2001 and 2000, respectively. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)              2002           2001           2000
                                               -------------- -------------  -------------
PRO FORMA NET INCOME
Net income, as reported                          $  50,335       $  32,160     $  24,714
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effects                     $     242       $     241     $     540
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related income tax effects                 (1,626)           (779)       (1,598)
                                                 ---------       ---------     ---------
Pro forma net income                                48,951          31,622        23,656
                                                 =========       =========     =========
EARNINGS PER SHARE:

Basic as reported                                $    0.87       $    0.76     $     N/A
                                                 =========       =========     =========
Basic pro forma                                       0.84            0.74           N/A
                                                 =========       =========     =========
Diluted as reported                              $    0.81       $    0.65     $     N/A
                                                 =========       =========     =========
Diluted pro forma                                     0.79            0.63           N/A
                                                 =========       =========     =========
Basic - Class A as reported                      $     N/A       $     N/A     $    0.64
                                                 =========       =========     =========
Basic - Class A pro forma                              N/A             N/A          0.61
                                                 =========       =========     =========
Basic - Class B as reported                      $     N/A       $     N/A     $    0.57
                                                 =========       =========     =========
Basic - Class B pro forma                              N/A             N/A          0.55
                                                 =========       =========     =========
Diluted Class A as reported                      $     N/A       $     N/A     $    0.54
                                                 =========       =========     =========
Diluted Class A pro forma                              N/A             N/A          0.53
                                                 =========       =========     =========
Diluted Class B as reported                      $     N/A       $     N/A     $    0.51
                                                 =========       =========     =========
Diluted Class B pro forma                              N/A             N/A          0.50
                                                 =========       =========     =========

NEW ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145 ("Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections"). This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified into continuing operations. As a consequence, the Company reclassified from income (loss) from extraordinary items to income from continuing operations a $389,000 loss and a $12.2 million gain on the redemption of subordinated investment notes and convertible debentures in the Company's statements of operations for the years ended December 31, 2001 and 2000, respectively. The reclassification reduced basic earnings per share from continuing operations by $.01 and had no effect on diluted earnings per share from continuing operations for the year ended December 31, 2001. The reclassification increased Class A and Class B basic earnings per share from continuing operations by $0.20 and $0.18, respectively, for the year ended December 31, 2000. The reclassification increased Class A and Class B diluted earnings per share from continuing operations by $0.15 and $0.13, respectively, for the year ended December 31, 2000.

         In June 2002, the FASB issued Statement No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities"). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however,

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In October 2002, the FASB issued Statement No. 147 ("Acquisitions of Certain Financial Institutions"). This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. This statement provides that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in FASB Statement No. 147 are met, the amount of the unidentifiable intangible asset recorded in previous acquisitions will be reclassified to goodwill upon adoption of this statement. The statement will not affect the Company's prior acquisitions, and management believes that this statement will not have an impact on the Company's historical financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003.

         In December 2002, the FASB issued Statement No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure"). This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure requirements of this statement as of December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities"). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements. Our investments and advances to unconsolidated entities was $51.9 million at December 31, 2002. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated; however, we cannot give any assurances that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

2. ACQUISITIONS

          On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal and acquired all of the membership interests in GMS, a wholly-owned subsidiary of Gruntal ("the Gruntal transaction"). Gruntal provided securities brokerage and investment banking services to individual and institutional investors. GMS is primarily engaged in the business of buying, selling and underwriting municipal securities. Part of GMS's business includes investing in unrated or distressed municipal securities. These securities are not readily marketable and are either not rated by any

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


rating agency or are rated below investment grade. The assets that were acquired from Gruntal include all of Gruntal's customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal's investment consultants are located, assets related to Gruntal's deferred compensation plan and forgivable loans. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of certain non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal's deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets. The remaining balance was recorded as an extraordinary income item. The Company's financial statements reflect the Gruntal transaction as of April 26, 2002.

           On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. ("Community"), for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. Community's results of operations have been included in the Company's consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community had assets of $909 million and deposits of $637 million and 21 branches.

         The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

                                                       COMMUNITY              GRUNTAL                  TOTAL
                                                    ----------------      -----------------       ----------------
Cash and interest-earning deposits                   $   124,977           $       886              $   125,863
Securities available for sale                             79,768                    --                   79,768
Securities owned                                              --               151,909                  151,909
Loans receivable, net                                    623,469                    --                  623,469
FHLB Stock                                                 8,063                    --                    8,063
Investments and advances to joint ventures                16,122                    --                   16,122
Goodwill                                                  55,068                    --                   55,068
Core deposit intangible asset                             15,117                    --                   15,117
Other assets                                              46,620                12,597                   59,217
                                                    -----------           -----------              -----------
    Fair value of assets acquired
                                                         969,204               165,392                1,134,596
                                                     -----------           -----------              -----------
Deposits                                                 639,111                    --                  639,111
FHLB advances                                            138,981                    --                  138,981
Other borrowings                                          14,291                 3,427                   17,718
Securities sold, but not yet purchased                        --                 1,201                    1,201
Due to clearing agent                                         --               101,705                  101,705
Other liabilities                                          6,022                27,463 (1)               33,485
                                                     -----------           -----------              -----------
    Fair value of liabilities assumed
                                                         798,405               133,796                  932,201
Fair value of net assets acquired over cost                   --               (23,749)(2)              (23,749)
                                                     -----------           -----------              -----------
Purchase price                                           170,799                 7,847                  178,646
Cash acquired                                           (124,977)                 (886)                (125,863)
                                                     -----------           -----------              -----------
Purchase price net of cash acquired                  $    45,822           $     6,961              $    52,783
                                                     ===========           ===========              ===========

1. Included in Gruntal's other liabilities was a $21 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.
2. The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the Gruntal transaction. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired because the Company acquired the GMS membership interest rather than the net assets.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002, Ryan Beck is obligated to pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005.

         The following is pro forma information for the year ended December 31, 2002 and 2001 and is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002 and 2001, respectively. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transactions been consummated during the period or as of the dates for which the pro forma financial information is presented.


                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                            2002                           2001
                                                               --------------------------------------------------------------
 (In thousands, except per share data)                           HISTORICAL       PRO FORMA     HISTORICAL      PRO FORMA
                                                               ---------------- -------------- -------------- ---------------
Interest income                                                $  309,770        $  328,232     $  325,618     $  403,543


Interest expense                                                  151,962           159,272        187,599        232,417

Provision for loan losses                                          14,077            16,121         16,905         22,043
                                                               ----------        ----------     ----------     ----------
Net interest income after provision for loan losses            $  143,731        $  152,839     $  121,114     $  149,083
                                                               ----------        ----------     ----------     ----------
Income before extraordinary item and cumulative effect
  of a change in accounting principle                          $   41,693        $   38,477     $   31,022     $    2,028
                                                               ==========        ==========     ==========     ==========
Basic earnings per share from operations                       $    0.72         $     0.66     $     0.73     $     0.05
                                                               ==========        ==========     ==========     ==========
Diluted earnings per share from operations                     $    0.67         $     0.62     $     0.63     $     0.05
                                                               ==========        ==========     ==========     ==========


         During April 2002, the Company's and Levitt's ownership in Bluegreen Corporation ("Bluegreen"), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. The acquisition of Bluegreen at various acquisition dates was accounted for as a step acquisition under the purchase method of accounting. In a step acquisition, the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. As a consequence, the net assets of Bluegreen were recognized at estimated fair value to the extent of the Company's ownership percentage at each acquisition date. The Company's carrying amount of the investment was, in the aggregate, $2.1 million lower than the ownership percentage in the underlying equity in the net assets of Bluegreen. The $2.1 million was allocated to property and equipment. Additionally, prior period financial statements should be restated to reflect the results of applying the equity method of accounting to the initial acquisition; however, the Company did not restate its prior year's financial statements due to lack of significance. Under the equity method of accounting the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize our interest in the earnings or loss of Bluegreen after the acquisition date. The funds for the investment in Bluegreen were obtained from $29.9 million of borrowings from the Company's existing bank line of credit, proceeds from trust preferred securities offerings, proceeds from the sale of equity securities from the Company's portfolio and $5.2 million of Levitt's working capital.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table summarizes the estimated fair value of assets acquired and liabilities assumed in connection with the Bluegreen investment to the extent of the Company's ownership interest of 40% (in thousands).

                                                             FAIR
                                                             VALUE
                                                         -------------
Cash and cash equivalents                                 $  19,077
Contracts receivable, net                                     8,544
Notes receivable, net                                        22,449
Prepaid expenses                                              4,556
Inventory, net                                               75,260
Retained interests in notes receivable sold                  15,101
Property and equipment, net                                  16,156
Other assets                                                  2,247
                                                          ---------
  Fair value of assets acquired                             163,390
                                                          ---------
Accounts payable, accrued liabilities and other
  liabilities                                                20,196
Deferred income taxes                                         9,505
Line-of-credit notes payable and receivable -
  backed notes payable                                       21,496
10.50% senior secured notes payable                          43,508
8.00% convertible subordinated debentures to
  related parties                                             2,350
8.25% convertible subordinated debentures                     9,826
                                                          ---------
  Fair value of liabilities assumed                         106,881
                                                          ---------
Purchase price of Bluegreen Corporation                   $  56,509
                                                          =========

         In June 2001 and 2000, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, the Company issued 43,991 and 55,239 shares of Class A common stock and made a cash payment of $340,000 and $210,000, respectively, to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors. The Class A common stock is subject to restrictions prohibiting transfers for two years.

        Effective March 1, 1998, the Company acquired Leasing Technology Inc. ("LTI"), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of Class A common stock and $300,000 in cash. This merger was accounted for under the purchase method of accounting. The Company was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight line basis. During the third quarter of 2001, after an extensive review by the Company of LTI's operations, management concluded that LTI would not be able to meet performance expectations, and its products did not complement the Company's product mix. As a consequence, the Company closed the offices of LTI and ceased new lease originations. The Company determined that the goodwill associated with the LTI acquisition was impaired, resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3. SECURITIES AND SHORT-TERM INVESTMENTS

         The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):


                                                                        AVAILABLE FOR SALE
                              -----------------------------------------------------------------------------------------------------
                                                 DECEMBER 31, 2002                                  DECEMBER 31, 2001
                              -------------------------------------------------  --------------------------------------------------
                                            GROSS         GROSS                                GROSS         GROSS
                              AMORTIZED   UNREALIZED    UNREALIZED   ESTIMATED   AMORTIZED   UNREALIZED    UNREALIZED    ESTIMATED
                                 COST    APPRECIATION  DEPRECIATION  FAIR VALUE    COST     APPRECIATION  DEPRECIATION   FAIR VALUE
                              ---------  ------------  ------------  ----------  ---------  ------------  ------------- -----------
MORTGAGE-BACKED
  SECURITIES:
Mortgage-backed
  securities                  $581,893     $ 20,696     $     --     $602,589     $410,796     $  9,976     $      1     $420,771
Real estate mortgage
  investment conduits          102,192        1,299           30      103,461      388,720        5,585          485      393,820
                              --------     --------     --------     --------     --------     --------     --------     --------

    Total mortgage-backed
    securities                 684,085       21,995           30      706,050      799,516       15,561          486      814,591
                              --------     --------     --------     --------     --------     --------     --------     --------
INVESTMENT SECURITIES:
U.S. Treasury Notes                 --           --           --           --        5,819           --           --        5,819
Other Bonds                        411           10           --          421          250           12           --          262
Equity securities                1,036          351           --        1,387       13,237       10,310          352       23,195
                              --------     --------     --------     --------     --------     --------     --------     --------
    Total investment
    securities                   1,447          361           --        1,808       19,306       10,322          352       29,276
                              --------     --------     --------     --------     --------     --------     --------     --------
          Total               $685,532     $ 22,356     $     30     $707,858     $818,822     $ 25,883     $    838     $843,867
                              ========     ========     ========     ========     ========     ========     ========     ========


         The scheduled maturities of debt securities and tax certificates were (in thousands):

                                                                               TAX CERTIFICATES/DEBT
                                                   DEBT SECURITIES                  SECURITIES
                                                 AVAILABLE FOR SALE              HELD TO MATURITY
                                             ----------------------------  ------------------------------
                                                             ESTIMATED                      ESTIMATED
                                              AMORTIZED         FAIR        AMORTIZED         FAIR
DECEMBER 31, 2002(1)(2)                          COST          VALUE          COST            VALUE
                                             -------------  -------------  ------------  ----------------
Due within one year                             $    559       $    569       $139,474       $139,474

Due after one year but within five years           1,220          1,251         54,600         54,600

Due after five years but within ten years            656            699         14,383         14,841

Due after ten years                              682,061        703,952             --             --
                                                --------       --------       --------       --------
     Total                                      $684,496       $706,471       $208,457       $208,915
                                                ========       ========       ========       ========

(1) Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.
(2) Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                INVESTMENT SECURITIES AND TAX CERTIFICATES
                                  -------------------------------------------------------------------------------------------------
                                               DECEMBER 31, 2002(1)                               DECEMBER 31, 2001(1)
                                  -----------------------------------------------  ------------------------------------------------
                                                GROSS         GROSS     ESTIMATED                GROSS        GROSS      ESTIMATED
                                  AMORTIZED   UNREALIZED   UNREALIZED    FAIR      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                     COST    APPRECIATION DEPRECIATION   VALUE       COST     APPRECIATION  DEPRECIATION   VALUE
                                  ---------  ------------ ------------  -------   ----------  ------------  ------------ ---------
Tax certificates --

   Net of allowance of $1,873     $194,074    $     --     $     --    $194,074    $     --    $     --      $     --      $     --

   Net of allowance of $1,521           --          --           --          --     144,077          --            --       144,077

Mortgage-backed securities (3)      14,383         458           --      14,841     264,433       5,878           126       270,185

Investment securities (2)            3,783          --           --       3,783      20,208          --            --        20,208
                                  --------    --------     --------    --------    --------    --------      --------      --------
                                  $212,240    $    458     $     --    $212,698    $428,718    $  5,878      $    126      $434,470
                                  ========    ========     ========    ========    ========    ========      ========      ========

(1) Management considers estimated fair value equivalent to book value for tax certificates and investment securities since these securities have no readily traded market and are deemed to approximate fair value.
(2) Investment securities consist of equity instruments purchased through private placements.
(3) Mortgage-backed securities at December 31, 2002 represented beneficial interest in a real estate mortgage investment trust secured by commercial real estate. Mortgage-backed securities at December 31, 2001 were residential mortgage-backed securities designated as held to maturity. During the year ended December 31, 2002, the Company transferred all of its residential mortgage-backed securities held to maturity ($198.7 million) to securities available for sale. The securities were transferred in order to respond to the significant decline in interest rates during the period. The securities transferred were not sold during the year ended December 31, 2002. The remaining mortgage-backed securities held to maturity ($14.8 million) are collateralized by commercial real estate.

         Activity in the allowance for tax certificate losses was (in thousands):

                                              FOR THE YEARS ENDED DECEMBER 31
                                       ---------------------------------------------
                                            2002             2001           2000
                                       ---------------  ---------------  -----------

Balance, beginning of period             $ 1,521           $ 1,937           $ 1,504
                                         -------           -------           -------
Charge-offs                               (1,783)           (2,162)             (796)
Recoveries                                   660               546               329
                                         -------           -------           -------
Net charge-offs                           (1,123)           (1,616)             (467)
                                         -------           -------           -------
Provision charged to operations            1,475             1,200               900
                                         -------           -------           -------
Balance, end of period                   $ 1,873           $ 1,521           $ 1,937
                                         =======           =======           =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The components of gains and losses on sales of securities were (in thousands):


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                          2002             2001              2000
                                                       ----------       ----------        ----------
Gross gains on securities activities                    $ 8,711           $ 7,130           $ 3,775
Gross losses on securities activities                       (67)               --            (1,235)
Unrealized (loss) gain on future contract                   (66)               (6)              316
                                                        -------           -------           -------
Net gains on the sales of securities available
  for sale                                              $ 8,578           $ 7,124           $ 2,856
                                                        =======           =======           =======


         The specific identification method was used in determining cost in computing realized gains and losses. Proceeds for sales of securities available for sale were $197.6 million, $194.2 million, and $92.3 million during the years ended December 31, 2002, 2001 and 2000, respectively. Included in gains on securities activities during the year ended December 31, 2001 was $1.4 million of realized gains related to the settlement of interest rate swap contracts and unrealized losses of $1.5 million related to interest rate swap contracts that were subsequently designated as cash flow hedges.

         The Company's securities owned consisted of the following (in thousands):

                                      DECEMBER 31,       DECEMBER 31,
                                          2002               2001
                                      -------------      ------------
Debt obligations:

  States and municipalities (1)          $119,417          $  7,593

  Corporations                              5,344            20,989

  U.S. Government and agencies             26,004            32,308

Corporate equity                           19,280             7,406

Mutual funds                               16,409                --
                                         --------          --------
     Total                               $186,454          $ 68,296
                                         ========          ========

             (1) Includes $108.3 million of securities owned by GMS, of which approximately $86 million are non-rated securities and $9.7 million of those securities are not accruing interest. The ability to realize our investment in these securities will depend on future market conditions.

         All the securities owned at December 31, 2002 and 2001 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $66.3 million, $18.9 million and $14.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance trading inventories. As of December 31, 2002, the balance due to the clearing broker was $78.8 million.

         Securities sold, but not yet purchased consists of the following (in thousands):

                                             DECEMBER 31,
                                    -----------------------------
                                        2002           2001
                                    -------------  --------------
Corporate equity                    $       3,691  $        1,882
Corporate bonds                             1,159          21,305
States and municipalities                   9,566               0
U.S. Government agencies                   23,587          15,244
                                    -------------  --------------
                                    $      38,003  $       38,431
                                    =============  ==============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Securities sold, but not yet purchased are a part of Ryan Beck's normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

         The following table provides information on securities purchased under resell agreements (in thousands):

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                       2002            2001          2000
                                                                   -------------    -----------   ------------
Ending Balance                                                     $      30,145    $       156   $      1,584
Maximum outstanding at any month end within period                 $      30,145    $     3,651   $      9,421
Average amount invested during period                              $       4,558    $     1,152   $      3,034
Average yield during period                                                 0.73%          2.80%          5.79%


         The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2002, 2001 and 2000 were held by the Company.

         The following table provides information on Federal Funds sold (in thousands):

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2002            2001             2000
                                                                   -------------   -------------    -------------
Ending Balance                                                       $20,000          $    --          $    --
Maximum outstanding at any month end within period                   $20,000          $16,500          $10,500
Average amount invested during period                                $ 3,928          $   564          $   629
Average yield during period                                             1.45%            3.73%            6.31%


           The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):


                                                         DECEMBER 31,
                                                  ----------------------------
                                                      2002           2001
                                                  -------------- -------------
FHLB advances                                     $542,228          $167,255
Treasury tax and loan                                  935             3,200
Repurchase agreements                              124,364           419,820
Public funds                                       139,358           155,502
Subordinated debentures                                 --             1,890
Interest rate swap and forward contracts             7,192             5,966
                                                  --------          --------
                                                  $814,077          $753,633
                                                  ========          ========

      The change in net unrealized holding gains or losses on available for sale securities, included as a separate component of stockholders' equity, was as follows (in thousands):

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                2002          2001          2000
                                                                            ------------- -------------  ------------
Net change in other comprehensive income
  on securities available for sale                                          $     (3,085) $      22,758  $     46,577
Change in deferred taxes (benefits) on net unrealized appreciation
  (depreciation) on securities available for sale                                 (1,109)         8,124        18,002
                                                                            ------------- -------------  ------------
Change in stockholders' equity from net unrealized appreciation
  (depreciation) on securities available for sale                           $     (1,976) $      14,634  $     28,575
                                                                            ============= =============  ============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. LOANS RECEIVABLE

    The loan and lease portfolio consisted of the following components:


                                                                          DECEMBER 31,
                                                              ---------------------------------
                                                                  2002                  2001
                                                              -----------           -----------
                                                                         (IN THOUSANDS)
Real estate loans:
  Residential                                                 $ 1,378,041           $ 1,111,775
  Construction and development                                  1,218,411             1,122,628
  Commercial                                                      755,492               522,006
  Small business                                                   98,494                43,196

Other loans:
  Second mortgages - direct                                       261,579               166,531
  Second mortgages - indirect                                       1,713                 2,159
  Commercial business                                              82,174                77,571
  Lease financing                                                  31,279                54,969
  Small business - non-mortgage                                    62,599                59,041
  Deposit overdrafts                                                2,487                 2,040
  Consumer loans - other direct                                    22,394                23,771
  Consumer loans - other indirect                                   6,392                23,241

Loans held for sale:
  Residential                                                          --                 4,757
  Commercial syndication                                           14,499                40,774
                                                              -----------           -----------
          Total gross loans                                     3,935,554             3,254,459
                                                              -----------           -----------
Adjustments:
  Undisbursed portion of loans in process                        (511,861)             (434,166)
  Premiums related to purchased loans                               2,159                 3,065
  Unearned discounts on commercial real estate loans                  (56)                 (119)
  Deferred fees                                                    (5,144)               (4,416)
  Allowance for loan and lease losses                             (48,022)              (44,585)
                                                              -----------           -----------
          Loans receivable - net                              $ 3,372,630           $ 2,774,238
                                                              ===========           ===========

         BANKATLANTIC'S LOAN PORTFOLIO HAD THE FOLLOWING GEOGRAPHIC CONCENTRATION AT DECEMBER 31, 2002:

Florida                        69%
California                      5
Northeast                       7
Other                          19
                              ---
  Total                       100%
                              ===


SECURITIZATION ACTIVITY:

         During the year ended December 31, 2000, BankAtlantic securitized $77.9 million of purchased residential loans into government agency mortgage-backed securities. The resulting securities were classified as securities available for sale. BankAtlantic did not securitize loans during the years ended December 31, 2002 and 2001.

DISCONTINUED AND RESTRUCTURED LENDING ACTIVITY:

         The Company continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations the Company closed the offices of its leasing subsidiary, Leasing Technology, Inc., and ceased new lease originations during the third quarter of

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2001. Included in the allowance for loan losses was $7.4 million and $8.6 million, respectively, of valuation allowances relating to lease financing contracts as of December 31, 2002 and 2001.

          In September 2000, the Company made a determination to discontinue its purchasing and reselling of residential mortgage loans and its participation in syndication commercial lending. The Company periodically purchased residential loans with the intent to package, sell or securitize these loans based on individual characteristics. As a consequence of the Company's discontinuing these activities, $222 million of residential loans held for sale were transferred to the held for investment portfolio, resulting in the Company realizing a loss of $654,000 during September 2000. The Company discontinued the origination of residential loans, except for loans that qualified under the Community Reinvestment Act ("CRA"). The Company originated CRA loans for resale through September 2002. During September 2002, the Company discontinued its practice of selling the CRA loans it originates, transferred $7.3 million of CRA loans from loans held for sale to loans held for investment and realized a $151,000 loss at the transfer date. The Company now originates CRA loans designated as held for investment and also originates CRA loans that are pre-sold to correspondents. The Company continues to purchase residential loans for its portfolio.

         During the year ended December 31, 2001, the Company transferred $4.8 million of residential loans from "held for investment" to "held for sale" and sold the loans for book value. The majority of the loans were delinquent when purchased as part of residential loan bulk purchases during 1999 and 2000. Management decided to sell the loans for book value instead of foreclosing on the properties.

         As a result of the Company's decision to discontinue its syndication lending activities, the entire portfolio of $123.9 million of syndication loans was transferred from loans "held for investment" to loans "held for sale" during the year ended December 31, 2000. Included in the allowance for loan losses was $300,000 and $9.1 million, respectively, of valuation allowances relating to syndication loans as of December 31, 2002 and 2001.

ALLOWANCE FOR LOAN AND LEASE LOSSES (IN THOUSANDS):


                                                                         FOR YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   2002               2001               2000
                                                               --------           --------           --------
Balance, beginning of period                                   $ 44,585           $ 47,000           $ 44,450
Loans and leases charged-off                                    (28,663)           (27,916)           (32,221)
Recoveries of loans and leases previously charged-off             8,879              8,596              5,639
                                                               --------           --------           --------
Net charge-offs                                                 (19,784)           (19,320)           (26,582)
Allowance for loan losses, acquired                               9,144                 --                 --
Additions charged to operations                                  14,077             16,905             29,132
                                                               --------           --------           --------
Balance, end of period                                         $ 48,022           $ 44,585           $ 47,000
                                                               ========           ========           ========


         The following summarizes impaired loans (in thousands):


                                                                DECEMBER 31, 2002             DECEMBER 31, 2001
                                                          ------------------------------ -----------------------------
                                                              GROSS                          GROSS
                                                             RECORDED       SPECIFIC        RECORDED      SPECIFIC
                                                           INVESTMENT      ALLOWANCES     INVESTMENT     ALLOWANCES
                                                          --------------  -------------- -------------- --------------
Impaired loans with specific valuation allowances             $ 4,886          $1,386          $23,171          $9,936

Impaired loans without specific valuation allowances           17,478              --           16,533              --
                                                              -------          ------          -------          ------
  Total                                                       $22,364          $1,386          $39,704          $9,936
                                                              =======          ======          =======          ======


         The average gross recorded investment in impaired loans was $39.3 million, $54.2 million and $35.9 million during the years ended December 31, 2002, 2001 and 2000, respectively.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FOREGONE INTEREST INCOME:

          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):


                                              FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------------
                                          2002              2001              2000
                                        -------           -------           -------
Contracted interest income              $ 1,575           $ 2,815           $ 5,254
Interest income recognized (1)             (768)             (941)           (4,129)
                                        -------           -------           -------
Foregone interest income                $   807           $ 1,874           $ 1,125
                                        =======           =======           =======

---------------
(1) Interest income on impaired loans was recognized on a cash basis.

         Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower's ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

NON-PERFORMING ASSETS (IN THOUSANDS):


                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                      2002               2001               2000
                                                    --------           --------           --------
Non-accrual -- tax certificates                     $  1,419           $  1,727           $  2,491
Non-accrual -- loans
  Residential                                         12,773              9,203             11,229
  Syndication                                             --             10,700                 --
  Commercial real estate and business                  1,474             13,066              1,705
  Small business                                         239                905              2,532
  Lease financing                                      3,900              2,585              1,515
  Consumer                                               532                796              1,944
Real estate owned, net of allowance                    9,607              3,904              4,499
Other repossessed assets                                   4                 17              1,742
                                                    --------           --------           --------
          Total non-performing assets                 29,948             42,903             27,657

Specific valuation allowance                          (1,386)            (9,936)              (819)
                                                    --------           --------           --------
          Total non-performing assets, net          $ 28,562           $ 32,967           $ 26,838
                                                    ========           ========           ========


Other potential problem loans (in thousands):

                                                                                DECEMBER 31,
                                                               ---------------------------------------
                                                                2002            2001             2000
                                                               ------          ------          -------
Loans contractually past due 90 days or more
   and still accruing                                          $  100          $   --          $ 7,086
Performing impaired loans, net of specific allowances              --              --           15,001
Restructured loans                                              1,882             743               --
Delinquent residential loans purchased                          1,464           1,705            5,389
                                                               ------          ------          -------
Total potential problem loans                                  $3,446          $2,448          $27,476
                                                               ======          ======          =======


         Other potential problem loans consist of: (1) loans contractually past due 90 days or more and still accruing, (2) restructured loans, (3) performing impaired loans and (4) delinquent residential loans purchased. Loans contractually past due 90 days or more represent loans that have matured and the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. During the year ended December 31, 2001 $3.7 million of delinquent residential loans purchased were sold at book value. There were no commitments to lend additional funds on non-performing loans or potential problem loans at December 31, 2002. Excluded from the table was $9.7 million of securities owned that were not accruing interest at December 31, 2002.

FORECLOSED ASSET ACTIVITY IN NON-INTEREST EXPENSE (IN THOUSANDS):


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                       2002              2001           2000
                                                     -------           -------           ----
Real estate acquired in settlement of loans
   and tax certificates:
   Operating expenses, net                           $   872           $   160           $186
   Provisions for losses on REO                        1,467               117            134
   Net (gains) losses on sales                          (117)           (1,053)           107
                                                     -------           -------           ----
          Total (income) loss                        $ 2,222           $  (776)          $427
                                                     =======           =======           ====

         Activity in the allowance for real estate owned consisted of (in thousands):


                                               FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                          2002            2001            2000
                                        -------           -----           -----
Balance, beginning of period            $    --           $ 310           $ 310
Net charge-offs:
       Commercial real estate            (1,500)           (220)             --
       Residential real estate               33            (207)           (134)
                                        -------           -----           -----
Total net charge-offs                    (1,467)           (427)           (134)
Provision for losses on REO               1,467             117             134
                                        -------           -----           -----
Balance, end of period                  $    --           $  --           $ 310
                                        =======           =====           =====

         Accrued interest receivable consisted of (in thousands):


                                                          DECEMBER 31,
                                                    ------------------------
                                                      2002             2001
                                                    -------          -------
Loans receivable                                    $17,555          $16,413
Investment securities and tax certificates           11,390           12,003
Interest rate swaps                                     789              317
Securities available for sale                         4,250            4,973
                                                    -------          -------
                                                    $33,984          $33,706
                                                    =======          =======



5.  RESTRUCTURING CHARGES, IMPAIRMENT WRITE-DOWNS AND DISCONTINUED OPERATIONS

RESTRUCTURING CHARGES AND WRITE-DOWNS:

         During June 2002, we adopted a plan to discontinue certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down. These relationships were primarily with convenience stores and gas stations and did not currently meet our performance expectations and were unlikely to meet our future profitability goals. Our remaining ATM machines (approximately 186 machines) are primarily located in our branch network, on cruise ships and in other remote locations. The restructuring plan was completed during the fourth quarter of 2002 with no adjustments to the original restructuring charge.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         During 2001, the Company evaluated the performance of its in-store branches in relation to its core business strategy and decided to exit the line of business. The in-store branches were evaluated for asset impairment which resulted in a $550,000 write-down. The fair value of impaired assets was estimated through sales contracts on specific in-store branches and discounted cash flows on in-store branches anticipated to be closed in subsequent periods. The Company sold fourteen in-store branches to unrelated financial institutions for gains of $384,000 and $1.6 million during the years ended December 31, 2002 and 2001, respectively. The Company closed two in-store branches and relocated the deposits.

         During December 2000, the Company adopted a plan to terminate its ATM relationships with certain retail outlets, resulting in a $2.1 million restructuring charge and a $509,000 impairment write-down. The above relationships did not meet the Company's strategic goals or required investment returns. During the 2001 second quarter, the restructuring charge liability associated with exiting retail outlet relationships was adjusted downward by $219,000 to reflect lower ATM lease termination costs than projected when the restructuring charge was first determined. The restructuring plan was completed during the fourth quarter of 2001.

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

6. OFFICE PROPERTIES AND EQUIPMENT

            Office properties and equipment was comprised of (in thousands):

                                                           DECEMBER 31,
                                                  ----------------------------
                                                      2002           2001
                                                  ----------------------------
Land                                              $      22,668  $      14,977
Buildings and improvements                               53,317         45,365
Furniture and equipment                                  59,881         40,341
                                                  -------------  -------------
          Total                                         135,866        100,683
Less accumulated depreciation                            43,167         38,998
                                                  -------------  -------------
Office properties and equipment -- net            $      92,699  $      61,685
                                                  ============== =============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.  DEPOSITS

         The weighted average nominal interest rate payable on deposit accounts at December 31, 2002 and 2001 was 1.79% and 2.74%, respectively. The stated rates and balances at which BankAtlantic paid interest on deposits were:


                                                                           DECEMBER 31,
                                                     ----------------------------------------------------
                                                                 2002                       2001
                                                     -------------------------- -------------------------
                                                        AMOUNT          PERCENT   AMOUNT          PERCENT
                                                     ------------      -------- ---------        ---------
                                                                     (DOLLARS IN THOUSANDS)
Interest free checking                               $  462,718         15.84%  $  285,918         12.56%
Insured money fund savings
   1.20% at December 31, 2002
   1.81% at December 31, 2001                           775,175         26.54      589,045         25.87
NOW accounts
  0.50% at December 31, 2002
  0.70% at December 31, 2001                            399,985         13.70      218,261          9.59
Savings accounts
  0.56% at December 31, 2002
  0.90% at December 31, 2001                            163,641          5.60       98,202          4.31
                                                     ----------        ------   ----------        ------
Total non-certificate accounts                        1,801,519         61.68    1,191,426         52.33
                                                     ----------        ------   ----------        ------
Certificate accounts:
  0.00% to 2.00%                                        259,328          8.88       45,509          2.00
  2.01% to 3.00%                                        222,475          7.62       87,114          3.83
  3.01% to 4.00%                                         65,972          2.26      126,312          5.55
  4.01% to 5.00%                                        284,611          9.75      430,741         18.92
  5.01% and greater                                     280,193          9.59      388,732         17.07
                                                     ----------        ------   ----------        ------
Total certificate accounts                            1,112,579         38.10    1,078,408         47.37
                                                     ----------        ------   ----------        ------
Total deposit accounts                                2,914,098         99.78    2,269,834         99.70
Fair value adjustment related to hedged deposits            843          0.03        1,326          0.06
Fair value adjustment related to acquisitions               929          0.03            0          0.00
Interest earned not credited to deposit accounts          4,685          0.16        5,407          0.24
                                                     ----------        ------   ----------        ------
Total                                                $2,920,555        100.00%  $2,276,567        100.00%
                                                     ==========        ======   ==========        ======


         Interest expense by deposit category was (in thousands):


                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                    2002                2001               2000
                                                  ---------          ---------          ---------
Money fund savings and NOW accounts               $ 15,338           $ 20,241           $ 26,156
Savings accounts                                     1,362              1,451              1,267
Certificate accounts -- below $100,000              24,177             30,324             40,394
Certificate accounts, $100,000 and above            22,140             33,960             24,246
Less early withdrawal penalty                         (240)              (308)              (340)
                                                  --------           --------           --------
               Total                              $ 62,777           $ 85,668           $ 91,723
                                                  ========           ========           ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         At December 31, 2002, the amounts of scheduled maturities of certificate accounts were (in thousands):

                                                       YEAR ENDING DECEMBER 31
                         ----------------------------------------------------------------------------------------
                            2003           2004            2005            2006           2007         THEREAFTER
                         ---------       ---------       ---------       --------       ---------      ----------
0.00% to 2.00%           $241,815        $ 16,841        $    529        $    46        $     97        $    --

2.01% to 3.00%            196,941          18,495           6,228            167             645             --

3.01% to 4.00%             17,643          10,806          28,943          2,525           5,666            389

4.01% to 5.00%            135,603          42,089          56,715         31,614          18,589              1

5.01% and greater          66,998          68,486          28,890          3,495          79,205         33,118
                         --------        --------        --------        -------        --------        -------
          Total          $659,000        $156,717        $121,305        $37,847        $104,202        $33,508
                         ========        ========        ========        =======        ========        =======

         Time deposits of $100,000 and over had the following maturities (in thousands):

                                            DECEMBER 31,
                                                2002
                                          ----------------
3 months or less                          $        125,444
4 to 6 months                                      122,891
7 to 12 months                                      55,929
More than 12 months                                228,405
                                          ----------------
          Total                           $        532,669
                                          ================

         Included in certificate accounts at December 31 was (in thousands):

                                            2002           2001
                                        ------------   -------------
Brokered deposits                       $    37,857   $      48,000
Public deposits                             286,908         307,026
                                        -----------   -------------
  Total institutional deposits          $   324,765   $     355,026
                                        ===========   =============

         Ryan Beck acted as principal dealer in obtaining $22.9 million and $28.0 million of the brokered deposits outstanding as of December 31, 2002 and 2001, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. At December 31, 2002, $33 million of ten and fifteen year callable fixed rate time deposits with an average interest rate of 5.89% were included with brokered deposits. Callable interest rate swap contracts were written to swap the 5.89% average fixed interest rate to a three month LIBOR interest rate (see Note 19).

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8.  ADVANCES FROM FEDERAL HOME LOAN BANK AND FEDERAL FUNDS PURCHASED

ADVANCES FROM FEDERAL HOME LOAN BANK ("FHLB") (DOLLARS IN THOUSANDS):


                                                                                                    DECEMBER 31
             PAYABLE DURING YEAR                                                           ----------------------------
             ENDING DECEMBER 31,                YEAR CALLABLE         INTEREST RATE            2002           2001
---------------------------------------------- ----------------   -----------------------  -------------  -------------
2002                                                                  5.16% to 7.18%       $         --     $     126,490

2003                                                                  5.39% to 7.25%             145,611          144,540

2004                                                                  2.80% to 5.68%             128,750           85,000

2005                                                                  6.09% to 6.15%              75,000           75,000

2007                                                                      5.68%                   25,000               --

2010                                                                  5.84% to 6.34%              32,000               --
                                                                                           -------------    -------------

     TOTAL FIXED RATE ADVANCES (NON-CALLABLE)                                                    406,361          431,030
                                                                                           -------------    -------------
2007                                                      2002            5.68%                       --           25,000

2007                                                      2003        1.69% to 1.93%             122,500               --

2008                                                      2003        4.87% to 5.67%             492,000          465,000

2010                                                      2002            5.84%                       --           30,000

2011                                                      2004        4.50% to 4.90%              50,000           50,000

2011                                                      2005            5.05%                   30,000           30,000
                                                                                           -------------    -------------

     TOTAL CALLABLE FIXED RATE ADVANCES - EUROPEAN                                               694,500          600,000
                                                                                           -------------    -------------
2004                                                      2003            5.47%                   10,000               --

2009                                                      2003            5.06%                   10,000               --

2010                                                      2003            5.52%                   30,000               --
                                                                                           -------------    -------------

     TOTAL CALLABLE FIXED RATE ADVANCES - BERMUDA                                                 50,000               --
                                                                                           -------------    -------------
     ADJUSTABLE RATE ADVANCES

2003                                                                      4.90%                   50,000           50,000

2003                                                                      4.15%                   18,000               --

2004                                                                      1.40%                   50,000               --

2006                                                                      5.46%                   25,000           25,000
                                                                                           -------------    -------------
     TOTAL ADJUSTABLE RATE ADVANCES                                                              143,000           75,000
                                                                                           -------------    -------------
      FAIR VALUE ADJUSTMENTS RELATED TO ACQUISITIONS                                               3,309               --
                                                                                           -------------    -------------
     TOTAL FHLB ADVANCES                                                                   $   1,297,170    $   1,106,030
                                                                                           =============    =============
AVERAGE COST DURING PERIOD                                                                          5.21%            5.61%
                                                                                           -------------    -------------
AVERAGE COST END OF PERIOD                                                                          4.83%            5.53%
                                                                                           =============    =============

         European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Upon the FHLB's exercising its call option, the Company has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance. At December 31, 2002, $1.4 billion of 1-4 family residential loans, $286.4 million of commercial real estate loans and $255.8 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic's line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years. On December 31, 2002, BankAtlantic pledged $21.4 million of consumer loans to the Federal Reserve Bank of Atlanta ("FRB") as collateral for potential advances of $17.1 million. The FRB line of credit has not yet been utilized by the Company.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


FEDERAL FUNDS PURCHASED:

         BankAtlantic established $160.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, (dollars in thousands):


                                                      2002               2001             2000
                                                 ---------------     --------------   --------------
Ending balance                                    $    --             $ 61,000           $ 9,700
Maximum outstanding at any month end
  within period                                   $85,000             $107,000           $21,500
Average amount outstanding during period          $47,704             $ 54,167           $12,300
Average cost during period                           1.85%                3.86%             6.57%


9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities sold under agreements to repurchase are summarized below (in thousands):

                                                             DECEMBER 31,
                                                    ---------------------------
                                                          2002          2001
                                                    ------------ --------------
Agreements to repurchase the same security          $     --          $255,408
Customer repurchase agreements                       116,279           150,662
                                                    --------          --------

          Total                                     $116,279          $406,070
                                                    ========          ========

         Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS's and REMIC's) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC.

         The following table provides information on the agreements to repurchase (dollars in thousands):


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                      2002              2001              2000
                                                                 ----------------  ----------------  ----------------
Maximum borrowing at any month-end within the period             $     540,880      $    714,121       $   686,586
Average borrowing during the period                              $     327,001      $    542,296       $   550,878
Average interest cost during the period                                   1.73%             4.09%             6.14%
Average interest cost at end of the period                                1.08%             1.52%             6.40%

         The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

                                                                                         WEIGHTED
                                                    ESTIMATED                            AVERAGE
                                   AMORTIZED           FAIR           REPURCHASE         INTEREST
                                      COST             VALUE           BALANCE              RATE
                                --------------    --------------   ----------------    -------------
DECEMBER 31, 2002 (1)
Mortgage-backed securities          $113,494          $117,317          $109,690             1.08%
REMIC                                  7,024             7,047             6,589             1.08
                                    --------          --------          --------            ----
          Total                     $120,518          $124,364          $116,279             1.08%
                                    ========          ========          ========             ====

DECEMBER 31, 2001 (1)
Mortgage-backed securities          $220,259          $225,494          $217,630             1.73%
REMIC                                191,204           194,326           188,440             1.30
                                    --------          --------          --------             ----
          Total                     $411,463          $419,820          $406,070             1.52%
                                    ========          ========          ========             ====

           (1) At December 31, 2002, all securities were classified as available for sale. At December 31, 2001 $249.4 million of these securities were classified as available for sale and $170.4 million of these securities were classified as held to maturity. The available for sale securities were recorded at fair value and the held to maturity securities were recorded at amortized cost in the consolidated statements of financial condition.

         All repurchase agreements existing at December 31, 2002 matured and were repaid in January 2003. These securities were held by unrelated broker dealers.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


10. SUBORDINATED DEBENTURES, OTHER DEBT, AND TRUST PREFERRED SECURITIES

         The Company had the following subordinated debentures, trust preferred securities and notes and bonds payable outstanding at December 31, 2002 and 2001 (in thousands):


                                                                                                                 BEGINNING
                                                              DECEMBER 31,                                       OPTIONAL
                                            ISSUE     ---------------------------    INTEREST        MATURITY    REDEMPTION
                                            DATE         2002            2001          RATE            DATE         DATE
                                         ----------   ---------      ------------  ------------      ---------   -----------
BBC BORROWINGS
9% debentures                              9/22/95    $     --       $    21,000         9.00 %      10/1/2005    10/1/1998

5 5/8% convertible debentures (1)         11/25/97      46,042            46,067         5.63 %      12/1/2007    12/1/2000

Bank line of credit                        8/24/00      16,100               100   Prime -.50 %       9/1/2004       N/A

Notes payable - retention plan             6/28/02       3,675                --         5.75 %      6/28/2003       N/A
                                                      --------       -----------

  TOTAL BBC BORROWINGS                                  65,817            67,167
                                                      --------       -----------
BANKATLANTIC BORROWINGS

Subordinated debentures (2)               10/29/02      22,000                --  LIBOR + 3.45 %     11/7/2012    10/29/2007

Mortgage-Backed Bond                       3/22/02      13,755                --       (3)           9/30/2013       N/A
                                                      --------       -----------

  TOTAL BANKATLANTIC BORROWINGS                         35,755                --
                                                      --------       -----------
LEVITT BORROWINGS

Acquisition Note                           9/15/00      10,500            12,400  Prime+1/2    %      9/1/2005       N/A

Working Capital Line                       9/15/00       3,500             3,500  Prime+1      %     9/15/2004       N/A

Development Bonds                          Various       4,581             8,635  Various      %      Various        N/A

Working capital line of credit             9/20/01         112                --  LIBOR + 2.75 %     9/30/2003       N/A

Acquisition and Development Notes          Various      70,802            39,206  Various      %      Various        N/A

Other loans                                9/25/01         445               520  Various      %      Various        N/A
                                                      --------       -----------

  TOTAL LEVITT BORROWINGS                               89,940            64,261
                                                      --------       -----------
RYAN BECK BORROWINGS

Notes Payable                              4/26/02       2,304                --  LIBOR + 2.65 %      5/1/2004       N/A
                                                      --------       -----------
  TOTAL DEBENTURES, NOTES AND BONDS                   $193,816           131,428
                                                      ========       ===========
BBC Capital Trust I                        4/24/97    $     --       $    74,750          9.50 %     6/30/2027     6/30/2002

BBC Capital Trust II                      3/5/2002      55,375                --          8.50 %     3/31/2032     3/31/2007

BBC Capital Trust III                    6/26/2002      25,000                --  LIBOR + 3.45 %     6/26/2032     6/26/2007

BBC Capital Trust IV                     9/26/2002      25,000                --  LIBOR + 3.40 %     9/26/2032     9/26/2007

BBC Capital Trust V                      9/27/2002      10,000                --  LIBOR + 3.40 %     9/27/2032     9/27/2007

BBC Capital Trust VI                    12/10/2002      15,000                --  LIBOR + 3.35 %    12/10/2032    12/10/2007

BBC Capital Trust VII                   12/19/2002      25,000                --  LIBOR + 3.25 %    12/19/2032    12/19/2007

BBC Capital Trust VIII                  12/19/2002      15,000                --  LIBOR + 3.35 %    12/19/2032    12/19/2007

BBC Capital Trust IX                    12/19/2002      10,000                --  LIBOR + 3.35 %    12/19/2032    12/19/2007
                                                      --------       -----------
  TOTAL TRUST PREFERRED SECURITIES (2)                $180,375       $    74,750
                                                      ========       ===========

  Total                                               $374,191       $   206,178
                                                      ========       ===========

     -------------------------------
    (1) Convertible at the option of the holder into shares of Class A common stock at a conversion price of $11.25 per share.
    (2) LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.
    (3) The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

         $7.3 million and $3.6 million of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures, trust preferred securities and other debt were included in other assets at December 31, 2002 and 2001, respectively.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 ANNUAL MATURITIES OF SUBORDINATED DEBENTURES AND OTHER DEBT (IN THOUSANDS):

                    YEAR ENDING
                    DECEMBER 31,        AMOUNT
                    ------------    -------------
                       2003         $     17,277
                       2004               22,620
                       2005               35,204
                       2006                2,718
                       2007               65,031
                   Thereafter            231,341
                                    -------------
                                    $    374,191
                                    =============

RETIREMENT OF DEBT:

         During December 2002, the Company used the proceeds from the issuance of trust preferred securities to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust preferred securities. The Company wrote off $2.4 million of deferred offering costs associated with the retirement of the debentures and trust preferred securities and incurred a $716,000 call premium.

         During the year ended December 31, 2000, the Company issued $34.8 million of subordinated investment notes. During the year ended December 31, 2001, the Company redeemed the subordinated investment notes and wrote off $389,000 of deferred offering costs.

         In August 2001, the Company called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% convertible subordinated debentures due 2006. At the redemption date of September 19, 2001, all but approximately $251,000 of the 6-3/4% convertible debentures were converted by holders into an aggregate of 8,919,649 shares of Class A common stock. The debentures were convertible into Class A common stock at a conversion price of $5.70. During the year ended December 31, 2000 the Company issued 5,965 shares of Class A common stock upon conversion of $34,000 of the Company's 6-3/4% debentures.

         During the year ended December 31, 2000, the Company repurchased $53.8 million aggregate principal amount of the Company's 5-5/8% Debentures and recognized a $12.2 million gain in conjunction with these purchases. Included in the gain was a $1.4 million write-off of deferred offering costs.

BBC:

REVOLVING CREDIT FACILITY:

         On August 24, 2000, the Company entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001 the maturity date of the credit facility was extended to September 2004, and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. The Company was in compliance with all loan covenants at December 31, 2002.

NOTES PAYABLE RETENTION PLAN:

         On June 28, 2002, the participants in the BankAtlantic Bancorp, Inc. Deferred Compensation Plan vested in their compensation awards and the Company elected to issue notes for 50% of the award. All of the notes to the participants mature on June 28, 2003 and bear interest at 5.75%.

BANKATLANTIC:

         In connection with the acquisition of Community, BankAtlantic acquired a $15.9 million mortgage-backed bond at a $14.3 million fair value at the acquisition date. The bond had a $15.2 million outstanding principal balance at December 31, 2002. BankAtlantic pledged $25.8 million of residential loans as collateral for this bond at December 31, 2002.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes to support asset growth. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic's total risk based capital.

LEVITT CORPORATION:

         Levitt acquisition and development loan obligations are secured by land acquisitions, construction and development of various communities located in Florida. The fixed rate loan totaled $13.0 million and has an interest rate of 7.50% and a maturity date of May 2012. The variable rate loans total $57.8 million and are indexed to the prime rate of interest with maturity dates ranging from February 2003 to August 2007. The unused commitments on these various mortgage obligations were $51.7 million at December 31, 2002.

         Levitt borrowed $15 million from an unaffiliated financial institution to finance the purchase of Levitt and Sons. The obligation is secured by the stock of Levitt and Sons, and covenants in the loan agreement prohibit the payment of dividends or other advances by Levitt to the Company. There is currently $10.5 million outstanding on this loan.

         Levitt and Sons has a credit agreement with a non-affiliated financial institution to provide a working capital line of credit of $7.5 million. At December 31, 2002, Levitt and Sons had available credit of approximately $4.0 million and had a balance outstanding of $3.5 million. The credit facility matures September 2004. On or before June 30th of each calendar year (other than the year of the maturity date, as may be extended) the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period.

         Core Communities has a credit agreement with a non-affiliated financial institution to provide a line of credit, with availability based on the value of underlying collateral. At December 31, 2002, Core Communities had available credit under this agreement of $1.7 million. At December 31, 2002, the balance outstanding was approximately $112,000.

         The St. Lucie West Services District (the "District") is an independent unit of local government created in 1989 in accordance with the Uniform Community Development District Act of 1980, Chapter 190, Florida Statutes (the "Act"). The Act was enacted in order to provide a uniform method for the establishment of individual assessment districts to own, operate, build and finance basic community development services, including water and wastewater utility facilities, roadways and surface water management infrastructure. Levitt would otherwise be obligated to finance and construct such infrastructure as a condition to obtain certain approvals necessary in the normal course of business. At December 31, 2002, the outstanding balance of these development bonds were $4.6 million. The bonds are fixed rate loans with interest rates ranging from 5.88% to 6.50% with maturity dates ranging from October 2004 to May 2009.


         The Act provides the District with the power to issue tax-exempt bond financing in order to pay all or part of the cost of infrastructure improvements authorized under the Act. The use of this type of bond financing is a common practice for major land developers in Florida. The Act further provides the District with the power to levy special assessments on virtually all of the lands within the boundaries of St. Lucie West to pay the principal and interest on tax-exempt bonds issued to finance common-use service facilities and infrastructure.

         The governing body of the District is the Board of Supervisors, comprised of five Supervisors, which are elected based exclusively upon the vote of the qualified electors in the District. As a landowner in the District, Levitt is responsible for its pro-rata share of assessments from the District. When Levitt sells a parcel of land, the liability for the assessments related to parcels sold transfers to the end users of land through an assessment lien on their property.

         Levitt entered into a connection fee guarantee agreement with the St. Lucie West Services District. The agreement provides that Levitt will prepay sufficient water and sewer connection fees to service outstanding bonds of the District. Levitt has no underlying guarantee obligation in connection with the District Bonds. No amounts have been funded pursuant to the agreement and the connection fees as of December 31, 2002 are in excess of that required by the agreement through at least the next three years.

         During 2002, additional tax-exempt financing entities were formed to serve as a conduit for the expected financing of basic infrastructure for Tradition Development Company LLC, Live Oak Development 1, LLC and Live Oak

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Commercial 1, LLC. These entities are wholly-owned subsidiaries of Core Communities. The additional tax-exempt financing entities formed during 2002 were formed in accordance with the Act. There has been no bond financing nor any assessments levied in connection with the tax-exempt financing entities formed during 2002.

         The Company is not a guarantor on Levitt's obligations. Intercompany loans to Levitt from BankAtlantic were $27.5 million and $27.9 million at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, Levitt borrowed $30 million from BankAtlantic Bancorp, Inc. to fund its purchase of Bluegreen Corporation common stock. The above intercompany loans were eliminated in consolidation.

         Some of our borrowings contain covenants that, among other things, require us to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that we can incur in the future and restricting the payment of dividends from Levitt's subsidiaries to Levitt Corporation. At December 31, 2002, we were in compliance with all loan agreement financial covenants.

RYAN BECK:

         At December 31, 2002, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2003, and is secured by certificates of deposit ("CDs") from Ryan Beck's certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2002. During the year ended December 31, 2002, Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp, Inc. for general corporate purposes. This intercompany loan was eliminated in consolidation.

         As part of the Gruntal transaction, Ryan Beck assumed a $3.4 million note payable secured by leasehold improvements and equipment in nine branch locations. The note bears interest at 3-month LIBOR plus 265 basis points and matures on May 1, 2004. The outstanding balance of this note at December 31, 2002 was $2.3 million.

TRUST PREFERRED SECURITIES:

        The Company has formed nine statutory business trusts ("Trusts") for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of the Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Company to purchase junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to the Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, the Company has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to the Company's having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The names of the statutory trusts, shares issued and liquidation value of the trust preferred securities is as follows:


                         NAME OF
                        STATUTORY           SHARES      LIQUIDATION
                          TRUST             ISSUED         VALUE
                  -------------------------------------------------
                  BBC Capital Trust I     2,999,000       $     25
                  BBC Capital Trust II    2,215,000             25
                  BBC Capital Trust III      25,000          1,000
                  BBC Capital Trust IV       25,000          1,000
                  BBC Capital Trust V        10,000          1,000
                  BBC Capital Trust VI       15,000          1,000
                  BBC Capital Trust VII      25,000          1,000
                  BBC Capital Trust VIII     15,000          1,000
                  BBC Capital Trust IX       10,000          1,000

         During the year ended December 31, 2002, the Company participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus a spread and are redeemable five years from the issue date. The net proceeds to the Company from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, the Company completed an underwritten public offering in which the Company's wholly owned statutory trust ("BBC Capital II") issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to the Company from the publicly offered trust preferred securities after underwriting discounts and expenses was approximately $53.3 million.

        The Company used the proceeds from the above trust preferred securities offerings to retire the subordinated investment notes, the 9.5% trust preferred securities and the 9% debentures mentioned above, to fund a portion of BankAtlantic's purchase of Community, Levitt's investment in Bluegreen Corporation and Ryan Beck's acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., and for general corporate purposes.

INDENTURES

         The Indentures relating to all of the Debentures (including those related to the junior subordinated debentures) contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the Debentures, holding of funds for payments on the Debentures in trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties and its corporate existence and delivery of annual certifications to the Trustee.

11. RESTRICTED STOCK, COMMON STOCK AND COMMON STOCK OPTION PLANS

ISSUANCE OF CLASS A COMMON STOCK

         During December 2001, the Company sold 6.9 million shares of its Class A common stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. The Company used the proceeds to fund a portion of the purchase price to acquire Community.

         On August 15, 2001, the Company called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 6 3/4% Convertible Debentures were convertible into Class A common stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 6 3/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of Class A common stock.

         During July 2001, the Company sold 5.1 million shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


$40.3 million and were used to redeem approximately $34.8 million of the Company's subordinated investment notes and for general corporate purposes.

         During the years ended December 31, 2002, 2001 and 2000, the Company received net proceeds of $1.2 million, $1.6 million and $2.2 million, respectively, from the exercise of stock options.

RETIREMENT OF PUBLIC CLASS B COMMON STOCK:

         On August 17, 2000, the Company's Class A and Class B shareholders approved a transaction which resulted in the redemption and retirement of all publicly held shares of Class B common stock at a price of $6.00 per share. Pursuant to the transaction, the Company paid $33.2 million (including $1.5 million of transaction expenses) to retire 5,275,752 shares of Class B common stock. As a result of the transaction, BFC became the sole holder of the Class B common stock. The Class A common stock remained outstanding and unchanged by the transaction.

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

RESTRICTED STOCK:

         During the years ended December 31, 2002 and 2001, the Company issued 1,500 and 196,500 shares, respectively, of restricted Class A common stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $17,000 and $1.4 million on the issue dates, respectively. During the year ended December 31, 2002 21,000 shares of restricted stock vested and 175,500 shares of restricted stock remain outstanding.

         The Company in December 1998, adopted a Restricted Stock Incentive Plan ("BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan") to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 shares of restricted Class A common stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards.

         The Board granted 16,287 shares of restricted Class A common stock under this plan to key employees of Ryan Beck in 2001. The fair value of the awards is recorded as compensation expense over the vesting period. The restricted stock vests over designated periods and the shares granted in 2001 had a fair market value of $100,000 at the grant date.

RETENTION POOL:

              In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock were issued to key employees. The retention pool was valued at $8.1 million at the acquisition date, and the shares vested four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan ("Plan"). The purpose of the plan was to provide employees of Ryan Beck with a cash-based deferred compensation plan in exchange for their interest in the restricted Class A common stock issued upon the establishment of the retention pool. On March 1, 2000, 749,533 shares of restricted Class A common stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. All participant accounts under the plan vested on June 28, 2002, and the remaining participants received, in the aggregate, 5,941 shares of Class A common stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The notes payable mature on June 28, 2003 and bear interest at 5.75%. Included in the Company's Statement of Operations during 2002, 2001 and 2000 was $1.0 million, $2.0 million and $1.9 million, respectively, of compensation expense associated with the Plan.

STOCK REPURCHASES:

         In July 1999, the Board approved a plan to purchase up to 3.5 million shares of common stock. During the year ended December 31, 2000, the Company paid $4.4 million to repurchase 736,000 shares of Class B common stock.

STOCK OPTION PLANS:

                                                                   STOCK OPTION PLANS
                                         -------------------------------------------------------------------------
                                         MAXIMUM TERM        SHARES       CLASS OF     VESTING     TYPE OF OPTIONS
                                              (3)        AUTHORIZED (6)    STOCK     REQUIREMENTS        (5)
                                         -------------------------------------------------------------------------
1996 Stock Option Plan                     10 years          2,246,094       A       5 Years (1)       ISO, NQ
1998 Ryan Beck Option Plan                 10 years            362,417       A           (4)           ISO, NQ
1998 Stock Option Plan                     10 years            920,000       A       5 Years (1)       ISO, NQ
1999 Non-qualifying Stock Option Plan      10 years            862,500       A           (2)             NQ
1999 Stock Option Plan                     10 years            862,500       A           (2)           ISO, NQ
2000 Non-qualifying Stock Option Plan      10 years          1,704,148       A       immediately         NQ
2001 Stock Option Plan                     10 years          3,000,000       A       5 Years (1)       ISO, NQ

     ----------------------

     (1) Vesting is established by the Compensation Committee in connection with each grant of options. All director's stock options vest immediately.
     (2)   Options vest at the discretion of the compensation committee.
     (3) All outstanding options must be exercised no later than10 years after their grant date.
     (4) Upon acquisition of Ryan Beck the Company assumed all options outstanding under Ryan Beck's existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire. The value of such options at the acquisition date was included in the cost of the Ryan Beck acquisition and credited to additional paid-in-capital.
     (5)   ISO - Incentive Stock Option
           NQ - Non-qualifying Stock Option
     (6) During 2001 shares underlying option grants but not then granted from all stock options plans except the 2001 stock option plan were canceled. The Company's shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting.

         In August 2000, the Company's Class B common stock shareholders approved the BankAtlantic Bancorp 2000 non-qualifying stock option plan which authorized the issuance of options to acquire up to 1,704,148 shares of Class A common stock. The plan was established in order to exchange options to acquire Class B common stock that were converted in the corporate transaction into options to acquire Class A common stock. All outstanding options to acquire Class B common stock were exchanged for 1,704,148 non-qualifying options to acquire Class A common stock at an exercise price ranging from $2.26 to $2.32, based upon the exercise price of the relevant Class B option. The options issued had the same intrinsic value as the Class B options canceled and had substantially the same terms and conditions as the former options to purchase shares of Class B common stock, including vesting and term. The 1994 option plan for the issuance of options to acquire Class B common stock was terminated.

RYAN BECK  STOCK OPTION PLAN:

         Ryan Beck's Board of Directors adopted the Ryan Beck & Co., Inc. Option Plan (the "Plan") effective March 29, 2002. The Plan provides for the grant of not more than an aggregate 500,000 options to acquire Ryan Beck common stock. As of December 31, 2002, 8,125,000 shares of Ryan Beck common stock were outstanding, all of which is owned by the Company.

         During the year ended December 31, 2002, Ryan Beck's Board of Directors granted, pursuant to the Plan, options to acquire an aggregate of 385,000 shares of Ryan Beck common stock at a below fair value exercise price at the date of grant ($4.80), all of which options vested immediately. Included in the Company's Statement of Operations for the year ended December 31, 2002 was $92,000 of compensation expense associated with the issuance of these common stock options. Additionally, in June 2002, 115,000 Ryan Beck options were granted with an exercise price equal to the fair market value at

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the date of grant ($5.04), all of which options vest four years from the grant date. The fair value of the options was determined based on an independent appraisal.

         Upon exercise of the options, the Company or Ryan Beck have the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. The Company and Ryan Beck also have the right of first refusal on any sale of common stock, and the Company has the right to require any common stockholder to sell its shares in the event that the Company sells its interest in Ryan Beck.

         A summary of stock option activity segregated by class of stock was:


                                                             CLASS A             CLASS B
                                                           OUTSTANDING         OUTSTANDING
                                                             OPTIONS             OPTIONS
                                                          -------------       ---------------

Outstanding December 31, 1999                               3,588,336            1,759,468
Issued in connection with corporate transaction             1,704,148                   --
Canceled in connection with corporate transaction                  --           (1,136,108)
Exercised                                                     (16,456)            (623,360)
Forfeited                                                    (145,642)                  --
Issued                                                        360,000                   --
                                                           ----------           ----------
Outstanding at December 31, 2000                            5,490,386                   --
                                                                                ==========
Exercised                                                    (361,085)
Forfeited                                                    (227,097)
Issued                                                        553,875
                                                           ----------
Outstanding at December 31, 2001                            5,456,079
Exercised                                                    (269,428)
Forfeited                                                    (243,606)
Issued                                                        759,600
                                                           ----------
Outstanding at December 31, 2002                            5,702,645
                                                           ----------
Available for grant at December 31, 2002                    1,732,025
                                                           ==========


                                                                                                FOR THE YEARS ENDED
                                                                                                    DECEMBER 31,
                                                                                        -------------------------------------
                                                                                             2002          2001      2000
                                                                                        ---------------  --------- ----------

                          Weighted average exercise price of options outstanding        $      5.44      $   4.70  $   4.80
                          Weighted average exercise price of options exercised          $      4.98      $   4.32  $   3.40
                          Weighted average exercise price of options forfeited          $      8.83      $   6.06  $   6.05


         The option method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

                                                               WEIGHTED AVERAGE
                                   -------------------------------------------------------------------------
                     NUMBER OF                                     RISK FREE                      EXPECTED
  YEAR OF             OPTIONS         GRANT DATE      EXERCISE     INTEREST        EXPECTED       DIVIDEND
   GRANT              GRANTED         FAIR VALUE        PRICE        RATE         VOLATILITY       YIELD
-------------      -------------   ----------------  -----------  ------------  -------------  -------------
    2000               270,000     $       1.78      $   3.84       6.47  %       50.00   %      2.61    %
    2000                90,000     $       1.70      $   4.05       6.47  %       50.00   %      2.61    %
    2001               553,875     $       1.69      $   3.94       5.04  %       50.00   %      3.00    %
    2002               759,600     $       5.55      $  11.18       4.65  %       47.00   %      1.04    %

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The employee turnover factor was 1.00% for incentive and non-qualifying stock options during the year ended December 31, 2002. The employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2000. During 2001, the Company only issued options to a select group of employees which significantly reduced the turnover factor for options issued subsequent to 2000. The expected life for options issued during 2002 was 7.0 years, and the expected life for options issued during 2001 and 2000 was 7.5 years.

         The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                    ----------------------------------------------------------  --------------------------------
                                                             WEIGHTED-           WEIGHTED-                         WEIGHTED-
  CLASS OF          RANGE OF              NUMBER              AVERAGE             AVERAGE           NUMBER          AVERAGE
   COMMON           EXERCISE           OUTSTANDING           REMAINING            EXERCISE        EXERCISABLE       EXERCISE
   STOCK             PRICES            AT 12/31/02       CONTRACTUAL LIFE           PRICE         AT 12/31/02         PRICE
-------------  -------------------  ---------------  ------------------------- ---------------  ---------------- ---------------
     A         $2.26 to   2.50          1,519,647              1.8 years       $    2.29         1,519,647       $    2.29
     A         $2.51 to   5.00          1,339,540              6.1 years            4.21           473,164            4.84
     A         $5.01 to   8.75          2,035,836              5.5 years            6.37           754,075            6.36
     A         $8.76 to  12.23            807,622              8.5 years           11.07            92,017           10.44
                                    ---------------  ------------------------- ---------------  ---------------- ---------------
                                        5,702,645              5.1 years       $    5.44         2,838,903       $    4.06
                                    ===============  ========================= ===============  ================ ===============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


12. INCOME TAXES

                The provision for income taxes consisted of (in thousands):

                                           FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
                                          2002          2001           2000
                                      ------------- -------------- -------------
Continuing operations                  $ 15,876        $ 22,600        $ 15,887
Discontinued operations                      --              --             361
Extraordinary items                       2,771              --              --
Cumulative effect of a change in
  accounting principle                   (1,246)            683              --
                                       --------        --------        --------
Total provision for income taxes       $ 17,401        $ 23,283        $ 16,248
                                       ========        ========        ========
CONTINUING OPERATIONS:
CURRENT:
  Federal                              $ 19,461        $ 21,525        $ 17,753
  State                                     925             478             869
                                       --------        --------        --------
                                         20,386          22,003          18,622
                                       --------        --------        --------
DEFERRED:
 Federal                                 (3,378)           (871)         (3,576)
 State                                   (1,132)          1,468             841
                                       --------        --------        --------
                                         (4,510)            597          (2,735)
                                       --------        --------        --------
PROVISION FOR INCOME TAXES             $ 15,876        $ 22,600        $ 15,887
                                       ========        ========        ========

         The Company's actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                       2002                          2001                      2000
                                             --------------------------   --------------------------- ------------------------
Income tax provision at expected federal
  income tax rate of 35%                     $  20,149        35.00%       $  18,768      35.00%        $  13,978        35.00%
   Increase (decrease) resulting from:
   Tax-exempt interest income                   (1,152)       (2.00)            (165)     (0.31)             (129)       (0.32)
   Provision (benefit) for state taxes,
      net of federal effect                       (450)       (0.78)             240       0.45               403         1.01
   Change in valuation allowance for
      deferred tax assets                       (2,638)       (4.58)          (1,286)     (2.40)             (800)       (2.00)
   Change in state tax valuation
      allowance                                    230         0.40            1,637       3.05               926         2.32
   Low income housing tax credits                 (416)       (0.72)              --         --                --           --
   Impairment and amortization of
      goodwill                                      --           --            3,590       6.70             1,300         3.26
   Other - net                                     153         0.27             (184)     (0.34)              209         0.52
                                             --------------------------   -------------------------   ------------------------

          Provision for income taxes         $  15,876       27.59%        $  22,600      42.15%        $  15,887        39.79%
                                             ==========================   =========================   ========================

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were:

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                        2002          2001          2000
                                                                                    ------------- ------------- -------------
DEFERRED TAX ASSETS:                                                                             (IN THOUSANDS)
   Provision for discontinued operations, restructuring charges and write-downs     $    191      $    404      $  1,106
   Allowance for loans, REO, tax certificate losses and other reserves, for
      financial statement purposes                                                    29,470        19,953        19,709

   Federal and State net operating loss carryforward                                   5,003         3,410         2,883

  Compensation expensed for books and deferred for tax purposes                        3,915         3,147         1,966

  Goodwill impairment for books in excess of tax amortization                          1,086            --            --
   Real estate held for development and sale capitalized costs for tax purposes

      in excess of amounts capitalized for financial statement purposes                7,291        10,527        13,192

   Other                                                                               3,152         1,360         1,400
                                                                                    --------      --------      --------
  Total gross deferred tax assets
                                                                                      50,108        38,801        40,256

  Less valuation allowance                                                             4,369         7,682         7,331
                                                                                    --------      --------      --------

  Total deferred tax assets                                                           45,739        31,119        32,925
                                                                                    --------      --------      --------
DEFERRED TAX LIABILITIES:

   Tax bad debt reserve in excess of base year reserve                                   293           546           819
   Deferred loan income, due to differences in the recognition of loan
      origination fees and discounts                                                     918           688         1,984

  Change in investment of unconsolidated real estate subsidiary                        1,762            --            --

  Purchase accounting adjustments for bank acquisitions                                1,356            --            --

   Accumulated other comprehensive income                                              2,278         8,555         1,025

   Other                                                                               3,816         3,451         3,124
                                                                                    --------      --------      --------

  Total gross deferred tax liabilities                                                10,423        13,240         6,952
                                                                                    --------      --------      --------
  Net deferred tax asset
                                                                                      35,316        17,879        25,973

  Less net deferred tax asset at beginning of period                                 (17,879)      (25,973)      (41,487)

  Acquired net deferred tax asset, net of valuation allowance                         (8,175)           --            --

  Increase (decrease) in accumulated other comprehensive income                       (6,277)        7,497        18,002
                                                                                    --------      --------      --------
  (Provision) benefit for deferred income taxes
                                                                                       2,985          (597)        2,488

  Provision for deferred income taxes  - extraordinary item                            2,771            --            --

  Benefit for deferred income taxes - cumulative effect of an accounting change       (1,246)           --            --

  Provision for deferred income taxes - discontinued operations                           --            --           247
                                                                                    --------      --------      --------

  (Provision) benefit for deferred income taxes - continuing operations             $  4,510      $   (597)     $  2,735
                                                                                    ========      ========      ========

         Activity in the deferred tax valuation allowance was (in thousands):


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2002           2001          2000
                                                     -------------  ------------- -------------
Balance, beginning of period                             $ 7,682        $ 7,331        $ 5,140

Utilization of acquired tax benefits                      (2,638)        (1,163)          (470)

Increase in state deferred tax valuation allowance           230          1,637          2,991

Other decreases and reclassifications                       (905)          (123)          (330)
                                                         -------        -------        -------

Balance, end of period                                   $ 4,369        $ 7,682        $ 7,331
                                                         =======        =======        =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required for the years ended December 31, 2002, 2001 and 2000 as it was management's assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance occurs if there is a change in management's assessment of the amount of the net deferred income tax asset that is expected to be realized.

         Approximately $915,000 and $6.1million of federal net operating loss carryforwards ("NOL's") acquired in connection with the Core Communities and Community acquisitions, respectively, remain as of December 31, 2002. These expire through the year 2016. Utilization of these NOL carryforwards may be limited based on the rules applicable to ownership changes.

          Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2002 retained earnings includes $21.5 million, of which $11.4 million was acquired in connection with the Community acquisition, for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be imposed.

13. PENSION AND 401(K) PLANS

PENSION PLAN:

         At December 31, 1998, the Company froze its defined benefit pension plan ("Plan"). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company will be subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.

         The following table sets forth the Plan's funded status and the minimum pension liability or prepaid pension cost included in the Consolidated Statements of Financial Condition at:

                                                                            DECEMBER 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                   ------------- --------------
                                                                           (IN THOUSANDS)
Projected benefit obligation at the beginning of the year          $ 21,088           $ 18,938
Interest cost                                                         1,424              1,429
Actuarial loss                                                          563              1,503
Benefits paid                                                          (799)              (782)
                                                                   --------           --------
Projected benefit obligation at end of year                        $ 22,276           $ 21,088
                                                                   ========           ========

                                                                             DECEMBER 31,
                                                                   ----------------------------
                                                                      2002              2001
                                                                   ------------- --------------
                                                                            (IN THOUSANDS)
Fair value of Plan assets at the beginning of year                 $ 24,566           $ 26,822
Actual return on Plan assets                                         (5,907)            (1,474)
Employer contribution                                                    --                 --
Benefits paid                                                          (799)              (782)
                                                                   --------           --------
Fair value of Plan assets at end of year                           $ 17,860           $ 24,566
                                                                   ========           ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         2002          2001
                                                                     ------------- --------------
                                                                            (IN THOUSANDS)
Actuarial present value of projected benefit obligation for
  service rendered to date                                           $(22,276)          $(21,088)

Plan assets at fair value as of the actuarial date                     17,860             24,566
                                                                     --------           --------
(Unfunded)/funded accumulated benefit obligation (1)                   (4,416)             3,478
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions                    11,650              3,505
                                                                     --------           --------
Prepaid pension cost (2)                                             $  7,234           $  6,983
                                                                     ========           ========


(1) The December 31, 2002 unfunded accumulated benefit obligation was recorded in other liabilities in the Company's Statement of Financial Condition.
(2) The December 31, 2001 prepaid pension cost was recorded in other assets in the Company's Statement of Financial Condition.

         For the year ended December 31, 2002, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

                                                              2002
                                                          -------------
Reduction in prepaid pension cost                         $  (7,234)
Minimum Pension Liability recorded in other liabilities      (4,416)
Change in deferred tax assets                                 4,194
                                                         -------------
Decrease in other comprehensive income                    $  (7,456)
                                                          =============


Net pension benefit includes the following components:

                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                       -------------------------------------------
                                                           2002           2001           2000
                                                       -------------- -------------- -------------
                                                                     (IN THOUSANDS)
Interest cost on projected benefit obligation            $ 1,424         $ 1,429         $ 1,353
Expected return on plan assets                            (1,989)         (2,381)         (2,511)
Amortization of unrecognized net gains and losses            314              --            (309)
                                                         -------         -------         -------
Net periodic pension benefit (1)                         $  (251)        $  (952)        $(1,467)
                                                         =======         =======         =======

         (1) Periodic pension benefit is included as a reduction in compensation expense.

         The actuarial assumptions used in accounting for the Plan were:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           2002           2001           2000
                                                       --------------  ------------  -------------
Weighted average discount rate                            6.75 %          7.25 %        7.50 %
Rate of increase in future compensation levels             N/A              N/A           N/A
Expected long-term rate of return                         9.00 %          9.00 %        9.00 %


         Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Current participant data was used for the actuarial

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


assumption for the years ended December 31, 2002, 2001, and 2000. The Company did not make any contributions to the Plan during these respective years.

401(K) PLAN:

         The table below outlines the terms of the Company's Security Plus 401(k) Plan and the associated employer costs:

                                                    FOR YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------
(dollars in thousands)                          2002            2001            2000
                                            --------------  --------------  --------------
Employee Salary Contribution Limit (1)        $    11.0        $   10.5        $   10.5
Percentage of Salary Limitation (2)                  75%             20%             20%
Employer Match Contribution (3)               $   1,800        $  1,500        $  1,100
Vesting of Employer Match                     Immediate      5 years (4)     5 years (4)


     (1) For the 2002 plan year, employees over the age of 50 were entitled to contribute $12,000.
     (2) Highly compensated employees were limited to a maximum contribution of 7% of salary during the 2001 and 2000 plan year.
     (3) During the 2002 plan year, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the 2001 and 2000 plan year, the employer matched 100% of the first 4% of employee contributions.
     (4)  The vesting period is pro-rata over 5 years from the date of hire.

RYAN BECK PLANS:

         Ryan Beck maintains two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

         Ryan Beck maintains a nonvoluntary Money Purchase Pension Plan in which Ryan Beck contributed 5% of an employee's eligible earnings, subject to certain limitations in 2002. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000, $1.4 million and $1.6 million during the years ended December 31, 2002, 2001 and 2000, respectively. Ryan Beck contributed 8% of an employee's eligible earnings, subject to certain limitations during the years ended December 31, 2001 and 2000.

         Ryan Beck's employees may contribute up to 12% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period January 1, 2001 to March 31, 2001, Ryan Beck matched dollar-for-dollar on the first 4% of contributions for salaried employees and the first 2.5% for investment consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. Included in employee compensation and benefits on the consolidated statement of operations was $224,000 and $560,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2001 and 2000, respectively.

         During the year ended December 31, 2002, Ryan Beck instituted the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee can elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. At December 31, 2002, the deferred compensation obligation payable under this plan totaled $9.7 million, which included the rollover of the Gruntal deferred compensation plan.

         During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan in which a bonus account was established for $1.5 million. The bonus account will amortize into compensation expense pro-rata over a four year period. The bonus account vests and is payable 25% per year on the first business day in January 2004 through 2007.

         In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, and participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.9 million of Ryan Beck's mutual fund investments assigned to the plan were withdrawn, resulting in a $2.5 million realized loss included in income from investment banking activity in the statement of operations. Included in other liabilities at December 31, 2002, was a $8.2 million obligation associated with the nonqualified deferred compensation plan of which $5.9 million was vested. All unvested amounts will vest no later than 2011. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the nonqualified deferred compensation plan obligation.

         In July 2002, Ryan Beck established a retention plan for certain Gruntal investment consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively. The participants were granted the length of service award and 50% of the retention award in forgivable notes in the aggregate amount of $5.7 million in July 2002. The participants can elect to receive their remaining 50% of the retention award in forgivable notes in February 2003, or the participants can elect to receive an enhanced award based on production goals which will be paid out in the form of forgivable notes in January 2004. The award based on production goals can be no less than the amount they would have received in February 2003, assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

         Included in other assets at December 31, 2002 were $14.8 million of forgivable notes receivable to certain employees of Ryan Beck. These notes receivable are forgivable loans and are amortized over a five-year period from the date of the notes. Included in compensation expense for the year ended December 31, 2002 was $3.7 million of forgivable note receivable amortization.

14.  COMMITMENTS AND CONTINGENCIES

         The Company is lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2002, for the periods shown was (in thousands):


                     YEAR ENDING DECEMBER 31,           AMOUNT
                     ------------------------        ----------
                     2003                            $   13,534
                     2004                                11,332
                     2005                                 9,193
                     2006                                 7,663
                     2007                                 5,790
                     Thereafter                          12,891
                                                     ----------
                          Total                      $   60,403
                                                     ==========

                                                                           FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                               -------------------------------------------
                                                                   2002            2001          2000
                                                               -------------   -------------  ------------
Rental expense for premises and equipment                      $    16,762     $    10,545    $    9,683
                                                               =============   =============  ============


         At December 31, 2002, BankAtlantic leased 138 ATM's located in BankAtlantic branch locations, cruise ships and various retail outlets.

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Financial instruments with off-balance sheet risk were:

                                                                      DECEMBER 31,
                                                             --------------------------------
                                                                  2002             2001
                                                             ----------------  --------------
                                                                     (IN THOUSANDS)
Commitments to sell fixed rate residential loans              $       88          $      462
Commitments to purchase mortgage-backed securities                    --              60,394
Forward contract to purchase mortgage-backed securities           39,128             110,752
Commitments to purchase other investment securities                  200                  --
Commitments to purchase variable rate residential loans          300,643                  --
Commitments to extend credit, including the undisbursed
  portion of loans in process                                  1,126,384             779,788
Standby letters of credit                                         35,927              30,509
Commercial lines of credit                                       209,708             166,374

         Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $15.8 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management's credit evaluation of the counter-party.

         Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $25.6 million at December 31, 2002. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $8.9 million at December 31, 2002. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

         BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $60.2 million and $43.7 million at December 31, 2002 and 2001, respectively.

          As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2002 BankAtlantic was in compliance with this requirement, with an investment of approximately $64.9 million in stock of the FHLB of Atlanta.

         Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

         Core Communities, a wholly owned subsidiary of Levitt, entered into a connection fee Guarantee Agreement with the St. Lucie West Services District ("District"). The agreement provides the District with assurance that sufficient water and sewer connection fees will be prepaid by Core Communities to service outstanding bonds of the District. Core Communities has no underlying guarantee obligation in connection with the District Bonds.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         At December 31, 2002, Levitt had commitments to purchase properties for development of $52.4 million as well as commitments to sell development property of $30.0 million. These commitments are subject to due diligence and the obtaining of financing.

         Upon the acquisition of Ryan Beck, the Company became subject to the risks of investment banking. Ryan Beck's customers' securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers' securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

         Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and futures contracts. Securities sold, but not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company's ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

15.  REGULATORY MATTERS

         The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the Office of Thrift Supervision ("OTS"), including normal supervision and reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 8,296,890 shares of Class A common stock and 100% of Class B common stock which amounts to 23% of the Company's outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

         BankAtlantic's deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic's financial statements. At December 31, 2002, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

         The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution's regulatory capital levels. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2002, this capital distribution limitation was $52.9 million.

         Certain covenants contained in Levitt's loan agreements prohibit it from paying dividends to the Company. Ryan Beck has not paid dividends to the Company, and it is not anticipated that Ryan Beck will pay dividends to the Company in the foreseeable future.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         BankAtlantic's actual capital amounts and ratios are presented in the table:

                                                                                                        REQUIRED TO BE
                                                                    REQUIRED FOR CAPITAL                  CONSIDERED
                                         ACTUAL                       ADEQUACY PURPOSES                WELL CAPITALIZED
                                  ----------------------           ------------------------        -------------------------
                                    AMOUNT      RATIO                 AMOUNT       RATIO              AMOUNT        RATIO
                                  ------------ ---------           ------------------------        -------------- ----------
(DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002:
Total risk-based capital        $     413,469     11.89%           $     278,176    8.00%          $     347,720     10.00%
Tier I risk-based capital       $     347,927     10.01%           $     139,088    4.00%          $     208,632      6.00%
Tangible capital                $     347,927      7.26%           $      71,873    1.50%          $      71,873      1.50%
Core capital                    $     347,927      7.26%           $     191,661    4.00%          $     239,576      5.00%
AS OF DECEMBER 31, 2001:
Total risk-based capital        $     383,295     12.90%           $     237,648    8.00%          $     297,060     10.00%
Tier I risk-based capital       $     346,057     11.65%           $     118,824    4.00%          $     178,236      6.00%
Tangible capital                $     346,057      8.02%           $      64,707    1.50%          $      64,707      1.50%
Core capital                    $     346,057      8.02%           $     172,551    4.00%          $     215,689      5.00%

         The Company's wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. At December 31, 2002, Ryan Beck's ratio of aggregate indebtedness to net capital was 4.48 to 1. Ryan Beck's regulatory net capital was approximately $9.3 million, which was $6.5 million in excess of its required net capital of $2.8 million.

         Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2002.

16. LEGAL PROCEEDINGS

         On October 3, 2002, Commerce Bancorp., Inc. ("Commerce") filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan "AMERICA'S MOST CONVENIENT BANK" by virtue of BankAtlantic's use of the slogan "FLORIDA'S MOST CONVENIENT BANK." Commerce recently filed a motion for leave to file an amended complaint, which seeks to assert additional claims for trademark infringement based on Commerce's allegation that BankAtlantic's use of the word "WOW!" infringes trademark rights purportedly owned by Commerce in the phrases "WOW ANSWER GUIDE," "COMMERCE WOW! ZONE," "COMMERCEWOW!ZONE," and "WOW!THE CUSTOMER." Management intends to contest the case vigorously.

         On December 29, 2000, Smith & Company, Inc. ("Smith") filed an action against Levitt-Ansca Towne Partnership (the "Partnership"), Bellaggio By Levitt Homes, Inc. ("BLHI"), Bellaggio By Ansca, Inc. a/k/a Bellaggio By Ansca Homes, Inc., and Liberty Mutual Insurance Company (collectively "Defendants") seeking damages and other relief in connection with an August 21, 2000 contract entered into with the Partnership. BLHI is a 50% partner of the Partnership and is wholly owned by Levitt and Sons. The Complaint alleged that the Partnership wrongfully terminated the contract, failed to pay for extra work performed outside the scope of the contract and breached the contract. The Partnership denied the claims, asserted defenses and asserted a number of counterclaims. This case was tried before a jury, and on March 7, 2002, the jury returned a verdict against the Partnership. On March 11, 2002, the Court entered a final judgment against the Defendants in the amount of $3.68 million. In addition, under the final judgment it is likely that Smith and its surety company will be entitled to recover legal fees and other costs. Since BLHI is a 50% partner of the Partnership, it has recorded its share of potential liability under the

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


judgment and for attorneys' fees which is estimated to be approximately $2.6 million. The Partnership filed an appeal on December 6, 2002, which it intends to vigorously pursue.

         On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a former employee of Gruntal seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a DE FACTO merger with Gruntal, or
(2) Ryan Beck's brokerage business is a mere continuation of Gruntal's brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds.

         In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be "successor" in interest to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company's financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

         The Company and its subsidiaries may be parties to other lawsuits as plaintiff or defendant involving its securities sales, brokerage and underwriting, acquisitions, bank operations lending, tax certificates and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


17. PARENT COMPANY FINANCIAL INFORMATION

         Condensed Statements of Financial Condition at December 31, 2002 and 2001 and Condensed Statements of Operations for each of the years in the three year period ended December 31, 2002 are shown below (in thousands):


             CONDENSED STATEMENTS OF FINANCIAL CONDITION                   DECEMBER 31
                                                                 ------------------------------
                                ASSETS                             2002                 2001
                                                                 ---------           ----------
Cash deposited at BankAtlantic                                   $  2,705            $  40,197
Short term investments                                                 18                3,817
Notes receivable from subsidiaries                                 35,000                   --
Investment securities                                               4,761               43,101
Investment in BankAtlantic                                        467,756              370,503
Investment in other subsidiaries                                  179,413              113,861
Deferred tax asset (liability), net                                 8,392                  (65)
Current income tax receivable - BankAtlantic                       15,300                7,232
Investment in unconsolidated real estate subsidiary                 3,363                   --
Due from BankAtlantic                                                  --                6,983
Other assets                                                        6,853                3,630
                                                                 --------            ---------
          Total assets                                           $723,561            $ 589,259
                                                                 ========            =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Subordinated debentures and other borrowings                     $ 65,817            $  67,167
Junior subordinated debentures                                    185,920               77,062
Other liabilities                                                   2,490                9,357
                                                                 --------            ---------
Total liabilities                                                 254,227              153,586
Stockholders' equity                                              469,334              435,673
                                                                 --------            ---------
          Total liabilities and stockholders' equity             $723,561            $ 589,259
                                                                 ========            =========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                             FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                                     ----------------------------------------
                        CONDENSED STATEMENTS OF OPERATIONS                               2002          2001           2000
                                                                                     ------------   -----------    ----------
Dividends from subsidiaries                                                           $ 22,365       $ 22,420       $ 23,404
Interest income on notes receivable and investments with subsidiaries                    1,716            202            538
Interest income on loans and investments                                                    30             26            667
                                                                                      --------       --------       --------
         Total interest income                                                          24,111         22,648         24,609
Interest expense on subordinated debentures, junior subordinated
   debentures and other borrowings                                                      17,801         18,517         20,808
                                                                                      --------       --------       --------
   Net interest income                                                                   6,310          4,131          3,801
Securities activity, net                                                               (14,965)         3,124          1,506
Compensation in connection with corporate merger                                            --             --         (1,320)
(Loss) gain on debt redemption                                                          (3,125)          (389)        12,228
Other expenses, net                                                                     (1,374)          (819)          (400)
                                                                                      --------       --------       --------
(Loss) income before extraordinary items, income tax benefit and
   undistributed earnings of subsidiaries                                              (13,154)         6,047         15,815
Income tax benefit                                                                      12,053          5,381          2,579
                                                                                      --------       --------       --------
(Loss) income  before cumulative effect of a change in accounting
  principle and undistributed earnings of subsidiaries                                  (1,101)        11,428         18,394
Cumulative effect of a change in accounting principle, net of tax                      (13,339)            --             --
                                                                                      --------       --------       --------
(Loss) income before undistributed earnings of subsidiaries                            (14,440)        11,428         18,394
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic        19,682         (1,554)        (1,251)
Equity in income from BankAtlantic's continuing operations                              23,112         21,148          6,902
Equity in income from subsidiaries extraordinary item                                   23,749             --             --
Equity in income (loss) from subsidiaries cumulative effect of a change
  a change in accounting principle                                                      (1,768)         1,138             --
Equity in income from BankAtlantic's discontinued operations                                --             --            669
                                                                                      --------       --------       --------
          Net income                                                                  $ 50,335       $ 32,160       $ 24,714
                                                                                      ========       ========       ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                                   ----------------------------------------
(In thousands)                                                                        2002           2001           2000
                                                                                   ----------     ----------     ----------
OPERATING ACTIVITIES:
  Income from continuing operations                                                $  41,693      $  31,022      $  24,045
  Income from discontinued operations                                                     --             --            669
  Income from extraordinary item                                                      23,749             --             --
  (Loss) income from cumulative effect of a change in accounting principle           (15,107)         1,138             --
ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Equity in net undistributed earnings of BankAtlantic and other subsidiaries        (64,775)       (20,732)        (6,320)
  Amortization and accretion, net                                                        707          1,104          1,559
  (Loss) gain on debt redemption                                                       3,125            389        (12,228)
  Equity in earnings of unconsolidated real estate subsidiary                           (780)            --             --
  Impairment of securities                                                            18,801          3,527            630
  Gains on securities activities                                                      (3,836)        (3,124)        (1,506)
  Impairment of goodwill                                                              13,339             --             --
  Increase (decrease) in other liabilities                                            (2,897)         5,491         (3,490)
  (Increase) decrease in  (payable) receivable (to) from BankAtlantic                  7,074         (6,983)         5,704
  Issuance of subsidiary stock options                                                    92             --             --
  (Increase) decrease in deferred tax asset                                           (4,803)         1,569            527
  Increase in other assets                                                           (14,325)        (7,492)        (2,397)
                                                                                   ---------      ---------      ---------
  Net cash provided by operating activities                                            2,057          5,909          7,193
                                                                                   ---------      ---------      ---------
INVESTING ACTIVITIES:
  Principal reduction on loans                                                            --             --         10,000
  Increase in loans to subsidiaries                                                  (35,000)            --             --
  Additional investments in subsidiaries                                            (116,372)            --         (5,000)
  Purchase of securities                                                                (213)        (8,511)        (2,106)
  Proceeds from sales of securities                                                   10,883          7,761          8,649
                                                                                   ---------      ---------      ---------
  Net cash (used) provided by investing activities                                  (140,702)          (750)        11,543
                                                                                   ---------      ---------      ---------
FINANCING ACTIVITIES:
  Issuance of common stock                                                             1,204         96,982          2,347
  Common stock dividends paid                                                         (6,992)        (5,282)        (4,024)
  Proceeds from issuance of junior subordinated debentures                           185,920             --             --
  Redemption of junior subordinated debentures                                       (77,062)            --             --
  Proceeds from notes payable                                                         30,000             --         54,801
  Repayments of notes payable                                                        (14,000)       (20,975)            --
  Retirement of subordinated investment notes and subordinated debentures            (21,716)       (35,042)       (40,278)
  Payments to acquire and retire publicly held Class B common stock                       --             --        (31,923)
  Payment to acquire and retire common stock                                              --             --         (4,363)
                                                                                   ---------      ---------      ---------
  Net cash provided (used) by financing activities                                    97,354         35,683        (23,440)
                                                                                   ---------      ---------      ---------
  Increase (decrease) in cash and cash equivalents                                   (41,291)        40,842         (4,704)
  Cash and cash equivalents at beginning of period                                    44,014          3,172          7,876
                                                                                   ---------      ---------      ---------
  Cash and cash equivalents at end of period                                       $   2,723      $  44,014      $   3,172
                                                                                   =========      =========      =========

                                                                    (continued)

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                              FOR THE YEARS ENDED DECEMBER 31
                                                                                        --------------------------------------------
(In thousands)                                                                              2002            2001           2000
                                                                                        -------------- --------------- -------------
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid                                                                            $ 18,017         $ 19,038      $ 20,641
Issuance of Class A common stock upon acquisitions                                             --              335           178
Transfer of direct ownership in Levitt from BankAtlantic to the
 Company                                                                                       --           66,826            --
Increase in equity for the tax effect related to the exercise of stock options                440              598           100
Increase (decrease) in stockholders' equity from other comprehensive income               (11,331)          13,270        28,575
Issuance of Class A common stock upon conversion of subordinated debentures                    25           49,935            34
Decrease in other liabilities associated with the Ryan Beck deferred compensation
  Plan                                                                                         --            3,052            --
Capital contributions associated with the Ryan Beck deferred compensation plan               (828)          (1,292)           --
Increase in notes payable associated with Ryan Beck retention pool                          3,675               --            --

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


18. SELECTED QUARTERLY RESULTS (Unaudited)

         The following tables summarize the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands except share and per share data).

                                                        FIRST         SECOND            THIRD          FOURTH
                            2002                       QUARTER        QUARTER          QUARTER         QUARTER        TOTAL
                                                    ------------    ------------    ------------    ------------   ------------
Interest income                                     $     67,838    $     83,054    $     83,505    $     75,373   $    309,770
Interest expense                                          35,020          40,135          39,868          36,939        151,962
                                                    ------------    ------------    ------------    ------------   ------------
Net interest income                                       32,818          42,919          43,637          38,434        157,808
Provision for loan losses                                  2,565           6,139           2,082           3,291         14,077
                                                    ------------    ------------    ------------    ------------   ------------
Net interest income after provision for loan
   losses                                                 30,253          36,780          41,555          35,143        143,731
                                                    ------------    ------------    ------------    ------------   ------------
Income (loss) before income taxes                         19,339          (7,377)         20,602          25,005         57,569
                                                    ------------    ------------    ------------    ------------   ------------
Income (loss) from continuing operations                  12,580          (3,487)         14,534          18,066         41,693
Extraordinary items, net of taxes                              0          23,810             (61)              0         23,749
Cumulative effect of a change in accounting
   principle, net of tax                                 (15,107)              0               0               0        (15,107)
                                                    ------------    ------------    ------------    ------------   ------------
Net income (loss)                                   $     (2,527)   $     20,323    $     14,473    $     18,066   $     50,335
                                                    ============    ============    ============    ============   ============


Basic earnings (loss) per share from continuing
   operations                                       $       0.22    $      (0.06)   $       0.25    $       0.31   $       0.72
Basic earnings per share from extraordinary items             --            0.41              --              --           0.41
Basic loss per share from cumulative effect of a
   change in accounting principle                          (0.26)             --              --              --          (0.26)
                                                    ------------    ------------    ------------    ------------   ------------
Basic earnings (loss) per share                     $      (0.04)   $       0.35    $       0.25    $       0.31   $       0.87
                                                    ============    ============    ============    ============   ============
Diluted earnings (loss) per share from continuing
   operations                                       $       0.19    $      (0.06)   $       0.23    $       0.29   $       0.67
Diluted earnings per share from extraordinary
   items                                                      --            0.41              --              --           0.37
Diluted loss per share from cumulative effect
   Of a change in accounting principle                     (0.23)             --              --              --          (0.23)
                                                    ------------    ------------    ------------    ------------   ------------
Diluted earnings (loss) per share                   $      (0.04)   $       0.35    $       0.23    $       0.29   $       0.81
                                                    ============    ============    ============    ============   ============
Basic weighted average number of common
   shares outstanding                                 57,862,267      57,973,880      58,065,396      58,085,481     57,997,556
                                                    ============    ============    ============    ============   ============
Diluted weighted average number of common
   shares outstanding                                 65,207,468      57,973,880      64,320,448      64,188,382     64,400,725
                                                    ============    ============    ============    ============   ============

         During the first quarter, the cumulative effect of a change in accounting principle resulted from the implementation of FASB Statement No. 142. Based on the accounting principles of the new statement, the goodwill associated with the Ryan Beck reportable segment was deemed impaired, resulting in the $15.1 million charge, net of tax. The second quarter loss from continuing operations resulted from an $18.2 million impairment of equity investments, a $1.0 million restructuring charge associated with the discontinuation of ATM relationships and $3.9 million of acquisition related expenses, partially offset by a $930,000 reduction in Levitt's deferred tax valuation allowance. The extraordinary gain during the second quarter resulted from the Gruntal transaction as the fair value of net assets acquired exceeded the cost. During the fourth quarter, Levitt reduced its deferred tax valuation allowance by $1.8 million, BankAtlantic increased its unassigned component of its allowance for loan losses by $4.9 million and an amendment to a supplemental bonus plan resulted in a $1.4 million reduction in compensation expense.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                             FIRST         SECOND        THIRD         FOURTH
                          2001                              QUARTER       QUARTER       QUARTER        QUARTER        TOTAL
                                                          ------------- ------------- ------------- ------------- -------------
Interest income                                           $    86,252    $    83,656    $    83,079    $    72,631    $   325,618
Interest expense                                               53,954         50,023         45,518         38,104        187,599
                                                          -----------    -----------    -----------    -----------    -----------
Net interest income                                            32,298         33,633         37,561         34,527        138,019
Provision for loan losses                                       2,761          4,040          7,258          2,846         16,905
                                                          -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan losses            29,537         29,593         30,303         31,681        121,114
                                                          -----------    -----------    -----------    -----------    -----------
Income before income taxes                                     11,031         13,237         12,168         17,186         53,622
                                                          -----------    -----------    -----------    -----------    -----------
Income from continuing operations                               6,825          8,605          5,091         10,501         31,022
Cumulative effect of a change in accounting
   principle, net of tax                                        1,138             --             --             --          1,138
                                                          -----------    -----------    -----------    -----------    -----------
Net income                                                      7,963          8,605          5,091         10,501         32,160
Amortization of goodwill, net of tax                              991            978          1,002            932          3,903
                                                          -----------    -----------    -----------    -----------    -----------
Net income adjusted to exclude goodwill amortization      $     8,954    $     9,583    $     6,093    $    11,433    $    36,063
                                                          ===========    ===========    ===========    ===========    ===========
Basic earnings per share from continuing operations       $      0.19    $      0.24    $      0.12    $      0.20    $      0.73
Basic earnings per share from cumulative effect of a
  change in accounting principle                                 0.03             --             --             --           0.03
                                                          -----------    -----------    -----------    -----------    -----------
Basic earnings per share                                         0.22           0.24           0.12           0.20           0.76
Basic earnings per share from amortization of goodwill           0.03           0.03           0.02           0.02           0.10
                                                          -----------    -----------    -----------    -----------    -----------
Basic earnings per share adjusted to exclude
  goodwill amortization                                   $      0.25    $      0.27    $      0.14    $      0.22    $      0.86
                                                          ===========    ===========    ===========    ===========    ===========
Diluted earnings per share from continuing operations     $      0.15    $      0.19    $      0.11    $      0.19    $      0.63
Diluted earnings per share from cumulative effect of a
   change in accounting principle                                0.03             --             --             --           0.02
                                                          -----------    -----------    -----------    -----------    -----------
Diluted earnings per share                                       0.18           0.19           0.11           0.19           0.65
Diluted earnings per share from amortization of
   goodwill                                                      0.02           0.02           0.01           0.02           0.08
                                                          -----------    -----------    -----------    -----------    -----------
Diluted earnings per share adjusted to exclude
  goodwill amortization                                   $      0.20    $      0.21    $      0.12    $      0.21    $      0.73
                                                          ===========    ===========    ===========    ===========    ===========
Basic weighted average number of common
   shares outstanding                                      36,502,372     36,535,810     43,378,684     51,768,998     42,091,961
                                                          ===========    ===========    ===========    ===========    ===========
Diluted weighted average number of common
   shares outstanding                                      50,571,743     51,275,621     57,009,076     57,859,579     54,313,104
                                                          ===========    ===========    ===========    ===========    ===========

         Included in net income during the third quarter of 2001 was a $6.6 million impairment of goodwill relating to the Company's leasing subsidiary. Included in interest income during the third quarter was $2.8 million of discount accretion from the repayment of a commercial real estate loan. Net income during the fourth quarter was impacted by a $2.6 million litigation accrual associated with Levitt.

19. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107").

         Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. The Company's fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

         The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.

         Fair values of non-performing loans are based on the assumption that the loans are on a non-interest received status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

         The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities is estimated based upon a price matrix obtained from a third party.

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

         The fair value of convertible subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, trust preferred securities, notes payable and brokerage margin account were based on discounted value of contractual cash flows at a market discount rate.

         The following table presents information for the Company's financial instruments at December 31, 2002 and 2001 (in thousands):

                                                                      DECEMBER 31, 2002              DECEMBER 31, 2001
                                                                 -----------------------------  -----------------------------
                                                                   CARRYING         FAIR          CARRYING         FAIR
                                                                    AMOUNT          VALUE          AMOUNT          VALUE
                                                                 -------------- --------------  -------------- --------------
Financial assets:
  Cash and other short term investments                           $  250,745      $  250,745      $  120,205      $  120,205
  Securities available for sale                                      707,858         707,858         843,867         843,867
  Securities owned                                                   186,454         186,454          68,296          68,296
  Investment securities                                              212,240         212,698         428,718         434,470
  Loans receivable including loans held for sale, net              3,372,630       3,424,471       2,774,238       2,821,547
Financial liabilities:
  Deposits                                                        $2,920,555      $2,940,848      $2,276,567      $2,287,898
  Securities sold under agreements to repurchase and federal
    funds purchased                                                  116,279         116,279         467,070         467,070
  Advances from FHLB                                               1,297,170       1,386,648       1,106,030       1,126,479
  Subordinated debentures and notes payable                          193,816         195,413         131,428         128,879
  Guaranteed preferred beneficial interests in Company's
    junior subordinated debentures                                   180,375         180,479          74,750          73,405

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The carrying amount and fair values of BankAtlantic's commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic's financial instrument commitments).

DERIVATIVES

         During the year ended December 31, 2002, the derivatives utilized by the Company included interest rate swaps and forward contracts. Interest rate swap agreements are contracts between two entities that typically involve the exchange of cash flows based on agreed-upon prices, rates and indices. Financial forward contracts are agreements to buy financial instruments at a predetermined future date and price. The Company uses interest rate swap contracts to manage its interest rate risk. In connection with the Company's lending activities the Company funds LIBOR based assets such as commercial real estate loans with fixed rate time deposits. In issuing time deposits the Company is exposed to changes in interest rates, which could adversely affect the fair value of the time deposits if rates were to decline. To reduce this exposure the Company created fair value hedges by entering into interest rate swap contracts to convert fixed rate time deposits to a LIBOR floating rate. The time deposits are callable by the Company and the interest rate swap contracts are callable by the counter-party. The hedged deposits and swap contracts were recorded at fair value as an adjustment to deposit interest expense, and receivables and payables from the swap contracts were also recorded as an adjustment to deposit interest expense in the Company's Statement of Operations for the years ended December 31, 2002 and 2001. During the year ended December 31, 2002, interest rate swap contracts with a notional amount of $40 million were called by the counter-party, resulting in the Company redeeming $40 million of fixed rate time deposits.

         Additionally, the Company also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The Company's risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company's Statement of Operations for the year ended December 31, 2002 and 2001.

         The following table outlines the notional amount and fair value of the Company's interest rate swaps outstanding at December 31, 2002 (in thousands):


                                                                                PAYING               RECEIVING
                                             NOTIONAL                        INDEX/FIXED            INDEX/FIXED      TERMINATION
                                             AMOUNT       FAIR VALUE            AMOUNT                 AMOUNT           DATE
                                             --------     ----------     ---------------------      -------------    -----------
Ten year callable receive fixed
   swaps                                     $20,000      $   544       3 mo. LIBOR less 11bps              6.08%      2/14/2012
Seven and a half year
  Callable receive fixed swaps                13,000          316       3 mo. LIBOR less 11bps              5.60%      9/19/2009
Five year pay fixed swaps                     25,000       (2,445)             5.73%                 3 mo. LIBOR        1/5/2006
Three year pay fixed swaps                   $50,000      $(2,146)             5.81%                 3 mo. LIBOR      12/28/2003
                                             =======      =======       ======================       ===========      ==========
Forward contract to purchase
  Adjustable rate mortgages                  $39,128      $    62
                                            ========      =======

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

20. EARNINGS PER SHARE

         In the periods prior to 2001 the Company's capital structure included a dividend premium for its Class A common shareholders, and the Company used the two-class method to calculate its earnings per share. During the 2001 second

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


quarter the Company's articles of incorporation were amended to, among other things, equalize the dividend payable on the Class A and Class B common stock. As a result, as of January 1, 2001, the Company no longer uses the two-class method to calculate its earnings per share.

         The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2002 and 2001.


                                                                                                        FOR THE YEARS ENDED
                                                                                                           DECEMBER 31,
                                                                                               ------------------------------------
 (In thousands, except share data)                                                                    2002               2001
                                                                                               ------------------- ----------------
BASIC EARNINGS PER SHARE
  Income before extraordinary items and cumulative effect of a change
    in accounting principle                                                                      $     41,693       $     31,022
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
 Basic earnings per share before extraordinary items and cumulative effect of a change
    in accounting principle                                                                      $       0.72       $       0.73
                                                                                                 ------------       ------------
 Extraordinary items, net of taxes                                                               $     23,749       $         --
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
 Basic earnings per share from extraordinary items                                               $       0.41       $         --
                                                                                                 ------------       ------------
 Cumulative effect of a change in accounting principle                                           $    (15,107)      $      1,138
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
 Basic (loss) earnings per share from cumulative effect of a change in accounting principle      $      (0.26)      $       0.03
                                                                                                 ------------       ------------
 Net income                                                                                      $     50,335       $     32,160
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
BASIC EARNINGS PER SHARE                                                                         $       0.87       $       0.76
                                                                                                 ------------       ------------
 Amortization of goodwill, net of tax                                                                      --              3,903
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
 Basic earnings per share from amortization of goodwill                                                    --               0.10
                                                                                                 ------------       ------------
 Net income adjusted to exclude goodwill amortization                                                  50,335             36,063
 Basic weighted average number of common shares outstanding                                        57,997,556         42,091,961
                                                                                                 ------------       ------------
BASIC EARNINGS PER SHARE ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                               $       0.87       $       0.86
                                                                                                 ============       ============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                     FOR THE YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                             ----------------------------------
 (In thousands, except share data)                                                                 2002                2001
                                                                                             ---------------   ----------------
DILUTED EARNINGS PER SHARE
 Income before extraordinary items and cumulative effect of a change
   in accounting principle                                                                    $     41,693       $     31,022
 Interest expense on convertible debentures                                                          1,760              3,397
                                                                                              ------------       ------------
 Income available after assumed conversion                                                    $     43,453       $     34,419
                                                                                              ------------       ------------
 Basic weighted average shares outstanding                                                      57,997,556         42,091,961
 Common stock equivalents resulting from convertible debentures                                  4,092,774         10,337,901
 Common stock equivalents resulting from stock-based compensation                                2,310,395          1,883,242
                                                                                              ------------       ------------
 Diluted weighted average shares outstanding                                                    64,400,725         54,313,104
                                                                                              ------------       ------------
 Diluted earnings per share before extraordinary items and cumulative effect of a change
   in accounting principle                                                                    $       0.67       $       0.63
                                                                                              ------------       ------------
 Extraordinary items, net of taxes                                                            $     23,749       $         --
 Diluted weighted average shares outstanding                                                    64,400,725         54,313,104
                                                                                              ------------       ------------
 Diluted earnings per share from extraordinary items                                          $       0.37       $         --
                                                                                              ------------       ------------
 Cumulative effect of a change in accounting principle                                        $    (15,107)      $      1,138
 Diluted weighted average shares outstanding                                                    64,400,725         54,313,104
                                                                                              ------------       ------------
 Diluted (loss) earnings per share from cumulative effect of a change in accounting
   principle                                                                                  $      (0.23)      $       0.02
                                                                                              ------------       ------------
 Income available after assumed conversion                                                    $     52,095       $     35,557
 Diluted weighted average shares outstanding                                                    64,400,725         54,313,104
                                                                                              ------------       ------------
DILUTED EARNINGS PER SHARE                                                                    $       0.81       $       0.65
                                                                                              ------------       ------------
 Amortization of goodwill, net of tax                                                                   --              3,903
 Diluted weighted average number of common shares outstanding                                   64,400,725         54,313,104
                                                                                              ------------       ------------
 Diluted earnings per share from amortization of goodwill                                               --               0.08
                                                                                              ------------       ------------
 Income available after assumed conversion adjusted to exclude goodwill amortization                52,095             39,460
 Diluted weighted average number of common shares outstanding                                   64,400,725         54,313,104
                                                                                              ------------       ------------
DILUTED EARNINGS PER SHARE ADJUSTED TO EXCLUDE GOODWILL AMORTIZATION                          $       0.81       $       0.73
                                                                                              ============       ============

         During the year ended December 31, 2002, the Ryan Beck Board of Directors granted 500,000 options to acquire Ryan Beck common stock (See note
11). These options to acquire common stock of the Company's subsidiary, Ryan Beck, could potentially dilute earnings per share in subsequent periods.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following reconciles the numerators and denominators of the basic and diluted earnings per share using the two class method for the year ended December 31, 2000.


                                                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                             ---------------------------------------------------
 (In thousands, except share data and percentages)                               CLASS A           CLASS B           TOTAL
                                                                             -----------------  ---------------  ---------------
BASIC NUMERATOR
Actual dividends declared                                                     $     3,204       $       678        $     3,882
Basic allocated undistributed earnings from continuing operations                  16,376             3,787             20,163
                                                                              -----------       -----------        -----------
Income from continuing operations                                                  19,580             4,465             24,045
Income from discontinued operations                                                   543               126                669
                                                                              -----------       -----------        -----------
Net income                                                                         20,123             4,591             24,714
Amortization of goodwill, net of tax                                                3,157               730              3,887
                                                                              -----------       -----------        -----------
Net income adjusted to exclude goodwill amortization                          $    23,280       $     5,321        $    28,601
                                                                              ===========       ===========        ===========

BASIC DENOMINATOR
Weighted average shares outstanding                                            31,560,093         8,029,287
                                                                              ===========       ===========
Allocation percentage                                                               81.22%            18.78%
                                                                              ===========       ===========
Basic earnings per share from continuing operations                           $      0.62       $      0.55
Basic earnings per share from discontinued operations                                0.02              0.02
                                                                              -----------       -----------
Basic earnings per share                                                             0.64              0.57
Basic earnings per share from amortization of goodwill                               0.10              0.09
                                                                              -----------       -----------

Basic earnings per share adjusted to exclude goodwill amortization            $      0.74       $      0.66
                                                                              ===========       ===========

DILUTED NUMERATOR
Actual dividends declared                                                     $     3,204       $       678        $     3,882
                                                                              -----------       -----------        -----------
Basic allocated undistributed earnings from continuing operations                  16,376             3,787             20,163
Reallocation of basic undistributed earnings due to change in allocation
percentage                                                                            999              (999)                --
                                                                              -----------       -----------        -----------
Diluted allocated undistributed earnings from continuing operations                17,375             2,788             20,163
Interest expense on convertible debt                                                4,219               677              4,896
                                                                              -----------       -----------        -----------
Diluted income from continuing operations                                          24,798             4,143             28,941
Diluted income from discontinued operations                                           576                93                669
                                                                              -----------       -----------        -----------
Income available after assumed conversion                                          25,374             4,236             29,610
Diluted income from amortization of goodwill, net of tax                            3,349               538              3,887
                                                                              -----------       -----------        -----------
Income available after assumed conversion adjusted to exclude goodwill
amortization                                                                  $    28,723       $     4,774        $    33,497
                                                                              ===========       ===========        ===========

DILUTED DENOMINATOR
Basic weighted average shares outstanding                                      31,560,093         8,029,287
Common stock equivalents resulting from convertible debentures                 15,371,407                --
Common stock equivalents resulting from options and restricted common
stock                                                                             194,750           290,072
                                                                              -----------       -----------
Diluted weighted average shares outstanding                                    47,126,250         8,319,359
                                                                              ===========       ===========
Allocation percentage                                                               86.17%            13.83%
                                                                              ===========       ===========


Diluted earnings per share from continuing operations                         $      0.53       $      0.50
Diluted earnings per share from discontinued operations                              0.01              0.01
                                                                              -----------       -----------
Diluted earnings per share                                                    $      0.54       $      0.51
Diluted earnings per share from amortization of goodwill                             0.07              0.06
                                                                              -----------       -----------
Diluted earnings per share adjusted to exclude goodwill amortization          $      0.61       $      0.57
                                                                              ===========       ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


21. REAL ESTATE HELD FOR DEVELOPMENT AND SALE AND JOINT VENTURES

        Real estate held for development and sale and joint ventures consisted of the following (in thousands):

                                                       DECEMBER 31
                                               ----------------------------
                                                   2002           2001
                                               -------------  -------------
Land and land development costs                  $161,826          $114,499
Construction costs                                 23,412            17,949
Other costs                                        12,888             9,985
Investments and loans to joint ventures            51,904            35,840
Other                                               2,057                --
                                                 --------          --------
  Total                                          $252,087          $178,273
                                                 ========          ========

        BankAtlantic had commitments to loan an additional $4.9 million to joint ventures at December 31, 2002. Additionally, BankAtlantic has issued standby letters of credit to unrelated third parties in the aggregate amount of $6.0 million guaranteeing the performance of various joint ventures.

        Real estate held for development and sale and joint venture activities consisted of the combined activities of Core Communities and Levitt and Sons as well as Levitt Corporation's joint venture activities and a joint venture acquired in connection with the Community acquisition. These joint ventures are in various stages of development. The required equity investments associated with the joint ventures at the inception of the project ranged from 44.5% - 90% of the total venture equity with profit sharing of 40% - 50% in future years. BankAtlantic's investment and advances to the joint venture development acquired in connection with the Community acquisition was $30.6 million at December 31, 2002. BankAtlantic's loans to joint ventures have resulted in deferral of the recognition of interest income on the financing activity and/or the deferral of profit recognition from the joint venture. The less than 50% owned joint ventures are accounted for under the equity method of accounting and primarily develop residential and multifamily properties. Other real estate held for sale consisted of commercial property acquired in connection with the Community acquisition.

        The components of gains on sales of real estate developed for resale were as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                        2002             2001            2000
                                                    -------------    -------------   -------------
Sales of real estate                                 $207,808          $142,983          $100,322
Cost of sales on real estate                          159,675           109,288            78,246
                                                     --------          --------          --------
  Gains on sales of real estate                        48,133            33,695            22,076
Equity in joint venture earnings                        3,517             2,888             1,141
                                                     --------          --------          --------
Gains on sales of real estate held for sale
  and joint venture activities                       $ 51,650          $ 36,583          $ 23,217
                                                     ========          ========          ========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operations for joint ventures is as follows for 2002 and 2001: (Unaudited)


                                                         DECEMBER 31,
                                             -----------------------------------
(IN THOUSANDS)                                    2002                  2001
                                             -------------         -------------
STATEMENT OF FINANCIAL CONDITION
Real estate assets                              $70,367                $48,234
Other assets                                      6,846                 10,158
                                                -------                -------
   Total Assets                                 $77,213                $58,392
                                                =======                =======

Notes payable - BankAtlantic                    $58,341                $28,832
Other notes payable                              11,041                  3,445
Other liabilities                                 6,923                 11,665
                                                -------                -------
   Total Liabilities                             76,305                 43,942

Partners' capital                                   908                 14,450
                                                -------                -------
Total Liabilities and Equity                    $77,213                $58,392
                                                =======                =======


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                      2002            2001           2000
                                                    -------        -------        -------
STATEMENT OF OPERATIONS
Revenues                                            $47,179        $79,655        $74,487
Selling, general and administrative expenses         44,051         74,617         68,055
                                                    -------        -------        -------
Net income (1)                                      $ 3,128        $ 5,038        $ 6,432
                                                    =======        =======        =======


        (1) Included in The Company's share of net income from joint ventures was the deferral of interest income associated with loans to joint ventures and the subsequent recognition of the deferred income as a reduction in cost of sales when the real estate is sold.

                              BLUEGREEN CORPORATION
                                   (Unaudited)

                                                       DECEMBER 31,
(IN THOUSANDS)                                             2002
                                                       ------------
ASSETS
Contracts and notes receivable                         $    122,253
Inventory, net                                              173,131
Other assets                                                138,608
                                                       ------------
   Total assets                                        $    433,992
                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Line-of-credit, notes, and debentures                  $    184,140
Deferred income taxes                                        31,122
Other liabilities                                            57,205
                                                       ------------
   Total liabilities                                        272,467
   Minority interest                                          3,242
   Total stockholders' equity                               158,283
                                                       ------------
   Total liabilities and stockholders' equity          $    433,992
                                                       ============

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                           BLUEGREEN CORPORATION
       FROM ACQUISITION DATE THROUGH DECEMBER 31, 2002 - (UNAUDITED)

(IN THOUSANDS)
Gross profit on sales of real estate and other             $     144,885
Operating and corporate expenses                                 128,308
                                                           -------------
Operating profit                                                  16,577
Other income, net                                                  5,181
Net interest income                                                2,411
                                                           -------------
INCOME BEFORE TAXES                                               24,169
Provision for income taxes                                         8,793
                                                           -------------
NET INCOME                                                 $      15,376
                                                           =============

22. RELATED PARTY

         During 1998, the Company entered into an agreement with Abdo Companies, Inc., a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, whereby Abdo Companies receives monthly management fees from Levitt. BFC, the Company's parent company received management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amount that would be paid in an arms-length transaction. Management fees to related parties for the years ended December 31, 2002, 2001 and 2000 consisted of:

                                     FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                     2002            2001         2000
                                ----------------  ------------ -----------
Abdo Companies                  $        291,240  $    291,246 $   475,136
BFC                                      170,000        80,000      80,000
                                ----------------  ------------ -----------
                                $        461,240  $    371,246 $   555,136
                                ================  ============ ===========

         The Company is an investor in Seisint, Inc., ("Seisint") a privately held technology company located in Boca Raton, Florida. Seisint owns 748,000 shares of the Company's Class A common stock. The Company has a $15 million investment in 3,033,386 shares of Seisint's common stock which shares were acquired in October 1999 at an average price of $4.95. Both Alan B. Levan and John E. Abdo were directors of Seisint. Alan Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of Seisint common stock purchased at an average price of $8.14 and Mr. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of Seisint common stock purchased at an average price of $7.69. Jarett Levan has an indirect ownership interest in an aggregate of 350 shares of such common stock, and director Bruno DiGiulian has an indirect ownership interest in 1,754 shares of such common stock. The Company and its affiliates collectively own approximately 7% of Seisint's outstanding common stock. Seisint also served as an Application Service Provider ("ASP") for the Company for one customer service information technology application. This ASP relationship was in the ordinary course of business, and fees aggregating approximately $155,000, $169,000 and $368,000 were paid to Seisint for its services during the years ended December 31, 2002, 2001 and 2000, respectively. The ASP relationship was terminated effective September 2002. During 2001, Mr. Levan and Mr. Abdo resigned from Seisint's Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of Seisint, personally, regarding his role in Seisint. The Company and other owners of the shares of Seisint who are parties to the lawsuit will share in legal fees incurred in connection with the litigation and in any recovery in proportion to their respective interests. In early 2003 Seisint initiated a lawsuit against the Company seeking to have a restrictive legend on its Company Class A Stock removed.


         During the year ended December 31, 2002, the Company performed an evaluation of its investment in Seisint to determine if there was an other than temporary decline in value associated with this investment. As a consequence, of this evaluation, included in the Company's statement of operations during the year ended December 31, 2002 was a $15 million impairment charge for the write off of the Company's investment in Seisint.

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         During 2000, the Company invested $1.2 million in two private limited partnerships managed by BFC Financial Corporation. During 2000, approximately $9.8 million of capital was raised by these partnerships, $3.8 million of which was provided by independent third parties. Each of Alan Levan, Jarett Levan, Bruno DiGiulian and John Abdo own direct and indirect interests in these partnerships. The Company had a 12.5% equity interest in the two partnerships, and together with its affiliates, collectively own approximately 61% of the partnerships. The investments in the limited partnerships were accounted for using the equity method of accounting in the consolidated financial statements of the Company. During the year ended December 31, 2002 the partnership distributed substantially all of their assets to the limited partners.

         The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. ("Ruden, McClosky"), a law firm to which Bruno DiGiulian, a director of the Company, is of counsel. Fees aggregating $1.0 million, $793,000 and $166,000 were paid to Ruden, McClosky by BankAtlantic and Levitt Corporation for each of the years in the three year period ended December 31, 2002. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

         Alan B. Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, which developers, in connection with other ventures, have loans from BankAtlantic or are partners in joint ventures with Levitt Corporation.

         Certain officers of Levitt Corporation or its subsidiaries have minority ownership interests in joint venture partnerships in which Levitt is also a limited or general partner. Certain of the Company's affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

         BFC paid BankAtlantic $67,000 during 2002 for office space used by BFC in BankAtlantic's headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2002 without receipt of payment for such services.

         Alan B. Levan is Chairman and John E. Abdo is Vice-Chairman of the Board of each of Bluegreen and BFC.

         The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2002, the Foundation made donations aggregating $350,000, including $50,000 to the Broward Community College Foundation, $15,000 to the Florida Grand Opera, $8,320 to the Leadership Broward Foundation, $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,500 to the Boys & Girls Club of Broward. Alan Levan sits on the Boards of the Broward Community College Foundation and the Florida Grand Opera, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe, John E. Abdo is Chairman of the Board of the Broward Performing Arts Foundation and Charlie C. Winningham, II is on the Board of the Boys & Girls Club of Broward.

23. SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through six reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt Corporation and its subsidiaries, Ryan Beck & Co. and its subsidiaries and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as goodwill amortization and retention pool compensation expense related to the acquisition of Ryan Beck in 1998. Interest expense and certain revenue and expense items are allocated to the three Bank Operation reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operation reportable segments and the parent company may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management's view, likely not be impacted.

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

         Bank Investments             Investments, tax certificates, residential
                                      loans purchased, CRA lending and real
                                      estate capital services

         Commercial Banking           Commercial lending, syndications,
                                      international, lease finance, trade
                                      finance and a real estate joint venture
                                      development

         Community Banking            Indirect and direct consumer lending,
                                      small business lending and ATM operations

         Levitt Corporation           Real estate and joint venture operations

         Ryan Beck & Co., Inc.        Investment banking and brokerage
                                      operations

         Parent Company               BankAtlantic Bancorp's operations, costs
                                      of acquisitions, financing of
                                      acquisitions, and equity investments

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

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three years ended December 31, 2002:


                                      BANK           LEVITT                           PARENT         ELIMINATION         SEGMENT
(IN THOUSANDS)                     OPERATIONS      CORPORATION       RYAN BECK        COMPANY           ENTRIES            TOTAL
                                  -----------      -----------      -----------      -----------      -----------      ------------
2002
Interest income                   $   297,092      $     1,260      $    12,935      $     1,745      $    (3,262)     $   309,770

Interest expense                     (132,970)            (389)          (2,682)         (17,439)           1,518         (151,962)

Provision for loan losses             (14,077)              --               --               --               --          (14,077)

Non-interest income                    53,317           55,444          155,971          (17,324)             910          248,318

Non-interest expense                 (134,408)         (30,548)        (167,966)          (2,392)             834         (334,480)
Segment profits and losses
 before taxes                          68,954           25,767           (1,742)         (35,410)              --           57,569

Provision for income taxes            (23,845)          (6,254)           1,808           12,415               --          (15,876)
                                  -----------      -----------      -----------      -----------      -----------      -----------
Segment net income (loss)         $    45,109      $    19,513      $        66      $   (22,995)     $        --      $    41,693
                                  ===========      ===========      ===========      ===========      ===========      ===========
Segment average assets            $ 4,699,579          264,559      $   189,523      $   100,296      $   156,073      $ 5,410,030
                                  ===========      ===========      ===========      ===========      ===========      ===========
Equity method investments
 included in total assets         $    23,602      $    61,583      $        --      $     1,934      $        --      $    87,119
                                  ===========      ===========      ===========      ===========      ===========      ===========
Expenditures for segment
  assets                          $       299      $        --      $     2,285      $        --      $        --      $     2,584
                                  ===========      ===========      ===========      ===========      ===========      ===========
Depreciation and amortization     $    (5,113)     $      (131)     $    (1,225)     $      (690)     $        --      $    (7,159)
                                  ===========      ===========      ===========      ===========      ===========      ===========
2001
Interest income                   $   324,732      $     1,989      $     1,978      $       229      $    (3,310)     $   325,618

Interest expense                     (171,010)            (180)            (517)         (18,297)           2,405         (187,599)

Provision for loan losses             (16,905)              --               --               --               --          (16,905)

Non-interest income                    37,457           36,603           44,683            4,226              (85)         122,884

Non-interest expense                 (103,353)         (26,772)         (48,170)         (13,071)             990         (190,376)
Segment profits and losses
 before taxes                          70,921           11,640           (2,026)         (26,913)              --           53,622

Provision for income taxes            (26,292)          (4,118)             709            7,101               --          (22,600)
                                  -----------      -----------      -----------      -----------      -----------      -----------

Segment net income (loss)         $    44,629      $     7,522      $    (1,317)     $   (19,812)     $        --      $    31,022
                                  ===========      ===========      ===========      ===========      ===========      ===========

Segment average assets            $ 4,263,526      $   173,437      $    74,108      $    99,220      $    85,036      $ 4,695,327
                                  ===========      ===========      ===========      ===========      ===========      ===========
Equity method investments
 included in total assets         $        --      $     7,127      $        --      $     1,107      $        --      $     8,234
                                  ===========      ===========      ===========      ===========      ===========      ===========
Expenditures for segment
  assets                          $       297      $        --      $     1,003      $        --      $        --      $     1,300
                                  ===========      ===========      ===========      ===========      ===========      ===========
Depreciation and amortization     $    (3,612)     $       (96)     $    (1,580)     $    (7,749)     $        --      $   (13,037)
                                  ===========      ===========      ===========      ===========      ===========      ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                      BANK            LEVITT                           PARENT        ELIMINATION         SEGMENT
(IN THOUSANDS)                     OPERATIONS      CORPORATION       RYAN BECK         COMPANY          ENTRIES           TOTAL
                                  -----------      -----------      -----------      -----------      -----------      -----------
2000
Interest income                   $   326,893      $     2,264      $     2,151      $     1,205      $    (4,622)     $   327,891
Interest expense                     (188,618)          (1,315)            (551)         (20,588)           1,060         (210,012)
Provision for loan losses             (29,132)              --               --               --                           (29,132)
Non-interest income                    33,899           27,960           52,133           11,343            3,057          128,392
Non-interest expense                  (99,747)         (18,746)         (51,884)          (7,335)             505         (177,207)
Segment profits and losses
 before taxes                          43,295           10,163            1,849          (15,375)              --           39,932
Provision for income taxes            (14,794)          (3,208)            (982)           3,097               --          (15,887)
                                  -----------      -----------      -----------      -----------      -----------      -----------
Segment net income (loss)         $    28,501      $     6,955      $       867      $   (12,278)     $        --      $    24,045
                                  ===========      ===========      ===========      ===========      ===========      ===========

Segment average assets            $ 4,009,179      $   157,090      $    43,890      $    88,844      $    94,375      $ 4,393,378
                                  ===========      ===========      ===========      ===========      ===========      ===========
Equity method investments
 included in total assets         $        --      $     7,559      $        --      $     1,500      $        --      $     9,059
                                  ===========      ===========      ===========      ===========      ===========      ===========
Expenditures for segment
  assets                          $       250      $        --      $       800      $        --      $        --      $     1,050
                                  ===========      ===========      ===========      ===========      ===========      ===========
Depreciation and amortization     $    (1,455)     $       (78)     $    (1,677)     $    (2,946)     $        --      $    (6,156)
                                  ===========      ===========      ===========      ===========      ===========      ===========


         The changes in the carrying amount of goodwill for the year ended December 31, 2002 was as follows:


                                          BANK          LEVITT                         PARENT        ELIMINATION       SEGMENT
(IN THOUSANDS)                         OPERATIONS    CORPORATION     RYAN BECK         COMPANY        ENTRIES           TOTAL
                                       ----------    -----------    -----------      -----------     ------------     ----------
Balance as of December 31, 2001         16,155              --           4,635          19,069               --         39,859

Community goodwill acquired             55,069              --              --              --               --         55,069
Cumulative effect of changes in
   accounting principles                                                (3,014)        (13,339)                        (16,353)
                                       -------         -------         -------         -------          -------        -------
Balance as of December 31, 2002         71,224              --           1,621           5,730               --         78,575
                                       =======         =======         =======         =======          =======        =======

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Bank Operations consists of three reportable segments. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three years ended December 31, 2002:

                                                      BANK OPERATIONS
                                     --------------------------------------------------
                                        BANK             COMMERCIAL          COMMUNITY           BANK OPS
(IN THOUSANDS)                       INVESTMENTS           BANKING             BANKING              TOTAL
                                     -----------         -----------         -----------         -----------
2002
Interest income                      $   164,625         $   106,746         $    25,721         $   297,092
Interest expense and overhead           (113,908)            (61,032)            (15,142)           (190,082)
Provision for loan losses                   (305)            (12,533)             (1,239)            (14,077)
Direct non-interest income                 5,136               5,748               9,616              20,500
Segment profits and losses
 before taxes                             44,337              25,694              (1,077)             68,954
Provision for income taxes               (15,332)             (8,885)                372             (23,845)
                                     -----------         -----------         -----------         -----------
Segment net income (loss)            $    29,005         $    16,809         $      (705)        $    45,109
                                     ===========         ===========         ===========         ===========
Segment average assets               $ 2,639,070         $ 1,653,148         $   407,361         $ 4,699,579
                                     ===========         ===========         ===========         ===========
Equity method investments
 included in total assets            $        --         $    23,602         $        --         $    23,602
                                     ===========         ===========         ===========         ===========
Expenditures for segment
  assets                             $        --         $        10         $       289         $       299
                                     ===========         ===========         ===========         ===========
Depreciation and amortization        $    (4,715)        $       (15)        $      (383)        $    (5,113)
                                     ===========         ===========         ===========         ===========

2001
Interest income                      $   179,151         $   118,430         $    27,151         $   324,732
Interest expense and overhead           (135,160)            (68,864)            (16,325)           (220,349)
Provision for loan losses                    215             (21,096)              3,976             (16,905)
Direct non-interest income                   919               3,074              11,073              15,066
Segment profits and losses
 before taxes                             39,383              25,413               6,125              70,921
Provision for income taxes               (14,598)             (9,420)             (2,274)            (26,292)
                                     -----------         -----------         -----------         -----------
Segment net income (loss)            $    24,785         $    15,993         $     3,851         $    44,629
                                     ===========         ===========         ===========         ===========

Segment average assets               $ 2,571,246         $ 1,368,850         $   323,430         $ 4,263,526
                                     ===========         ===========         ===========         ===========
Equity method investments
 included in total assets            $        --         $        --         $        --         $        --
                                     ===========         ===========         ===========         ===========
Expenditures for segment
  assets                             $       137         $         3         $       157         $       297
                                     ===========         ===========         ===========         ===========
Depreciation and amortization        $    (2,534)        $      (319)        $      (759)        $    (3,612)
                                     ===========         ===========         ===========         ===========

                   BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                       BANK OPERATIONS
                                     --------------------------------------------------
                                         BANK            COMMERCIAL          COMMUNITY           BANK OPS
(IN THOUSANDS)                       INVESTMENTS           BANKING             BANKING             TOTAL
                                     -----------         -----------         -----------         -----------
2000
Interest income                      $   178,229         $   115,426         $    33,238         $   326,893
Interest expense and overhead           (145,565)            (68,030)            (20,229)           (233,824)
Provision for loan losses                   (449)            (15,866)            (12,817)            (29,132)
Direct non-interest income                   731               2,359              11,693              14,783
Segment profits and losses
 before taxes                             27,474              28,072             (12,251)             43,295
Provision for income taxes                (9,576)             (9,825)              4,607             (14,794)
                                     -----------         -----------         -----------         -----------
Segment net income (loss)            $    17,898         $    18,247         $    (7,644)        $    28,501
                                     ===========         ===========         ===========         ===========

Segment average assets               $ 2,484,625         $ 1,173,581         $   350,973         $ 4,009,179
                                     ===========         ===========         ===========         ===========
Equity method investments
 included in total assets            $        --         $        --         $        --         $        --
                                     ===========         ===========         ===========         ===========
Expenditures for  segment
  assets                             $        35         $        14         $       201         $       250
                                     ===========         ===========         ===========         ===========
Depreciation and amortization        $    (1,870)        $       654         $      (239)        $    (1,455)
                                     ===========         ===========         ===========         ===========

         The changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows:

                                                       BANK OPERATIONS
                                      -----------------------------------------------
                                          BANK            COMMERCIAL        COMMUNITY         BANK OPS
(IN THOUSANDS)                        INVESTMENTS          BANKING           BANKING            TOTAL
                                      -----------         ---------         ---------         ---------
Balance as of December 31, 2001             7,738             8,208               209            16,155
Community goodwill acquired                26,584            27,769               716            55,069
                                      -----------         ---------         ---------         ---------
Balance as of December 31, 2002            34,322            35,977               925            71,224
                                      ===========         =========         =========         =========

         Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of cost over fair value of net assets acquired, and amortization of the retention pool.

24. SUBSEQUENT EVENT (UNAUDITED)

         On February 14, 2003, Levitt filed a registration statement on Form S-1 for an initial public offering by Levitt Corporation of up to $100 million of fixed rate subordinated investment notes. No minimum amount of investment notes must be sold and Levitt can terminate the offer at any time. Levitt does not intend to use registered broker-dealers to assist with the sale of these securities. The investment notes are subordinated to all existing and future senior indebtedness of Levitt.

         The registration statement relating to these investment notes has been filed with the SEC but has not yet become effective. The investment notes may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. No prospectus meeting the requirements of Section 10 of the Securities Act of 1933 is available at this time and it is not expected that one will be available until the registration statement has been declared effective.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

         Items 10 through 13 will be provided by incorporating the information required under such items by reference to the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

         Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

         Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

         Appearing immediately following the Signatures section of this report there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      FINANCIAL STATEMENTS

                  The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

                                    Independent Auditors' Report dated
                                    February 3, 2003.

                                    Consolidated Statements of Financial
                                    Condition as of December 31, 2002 and 2001.

                                    Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2002.

                                    Consolidated Statements of Stockholders'
                                    Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2002.

                                    Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002.

                                    Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2002.

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

     3.3             Bylaws                                                   Exhibit 3.2 to the Registrant's Registration
                                                                                Statement on Form S-4, filed on May 5, 1994
                                                                                (Registration No. 33-77708).

     3.5             Amendment to the Bylaws                                  Form 10K for the year ended December 31, 2001,
                                                                              Filed on March 30, 2002.

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

     10.6            BankAtlantic Bancorp 2000 Non-qualified Stock            Form 10K for the year ended December 31, 2001,
                     Option Plan                                                Filed on March 30, 2002.

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

    10.11            BankAtlantic Bancorp-Ryan Beck Executive                 Appendix B to the Registrant's Definitive Proxy
                     Incentive Plan*                                            Statement filed on June 22, 1999.

    10.12            BankAtlantic Bancorp 1999 Stock Option Plan*             Appendix C to the Registrant's Definitive Proxy
                                                                                Statement filed on June 22, 1999.

    10.13            BankAtlantic Bancorp 1999 Non-qualified Stock            Form 10K for the year ended December 31, 2001,
                     Option Plan*                                               Filed on March 30, 2002.

    10.14            BankAtlantic Bancorp 2001 Stock Option Plan*             Exhibit 10.14 to the Registrant's Annual Report on
                                                                                Form 10K for the year ended December 31, 2000,
                                                                                Filed on March 30, 2001.

    10.15            Columbus Bank and Trust Company loan
                     Agreement, dated as of September 17, 2001                Form 10K for the year ended December 31, 2001,
                                                                                Filed on March 30, 2002.

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

    10.18            Employment agreement of Lloyd B. DeVaux                  Form 10K for the year ended December 31, 2001,
                                                                              Filed on March 30, 2002.



   EXHIBIT
    NUMBER                      DESCRIPTION                                                REFERENCE
----------------------------------------------------------------------------------------------------------------------------------

  10.19 (a)          BankAtlantic Split Dollar Life Insurance Plan            Form 10K for the year ended December 31, 2001,
                                                                                Filed on March 30, 2002.

  10.19 (b)          BankAtlantic Split Dollar Life Insurance Plan            Form 10K for the year ended December 31, 2001,
                     Agreement with Alan B. Levan                               Filed on March 30, 2002.

  10.19 (c)          Corrective amendment to BankAtlantic Split               Form 10K for the year ended December 31, 2001,
                     Dollar Life Insurance Plan Agreement                       Filed on March 30, 2002.

    10.20            Indenture for the Registrant's 8.50% Junior              Exhibit 4.4 to the Registrant's form S-3A, filed
                     Subordinated Debentures due 2027 held by BBC               On October 24, 2001 (Registration 333-71594
                     Capital Trust II                                           and 333-71594-01)

    10.21            Amended and Restated Trust Agreement of BBC              Exhibit  4.9  to  the   Registrant's   Registration
                     Capital Trust II                                           Statement  From  S-3A,  filed on October  27,  2001
                                                                                (Registration Nos. 333-71594 and 333-71594-01)

    10.22            Amended and Restated Declaration of Trust of BBC         Exhibit 10.1 to the Registrant's quarterly report
                     Capital Statutory Trust III                                on Form 10-Q for the quarter ended June 30, 2002
                                                                                filed on August 14, 2002.

    10.23            Indenture for the Registrant's Floating Rate             Exhibit 10.2 to the Registrant's quarterly report on
                     Junior Subordinated Deferrable Interest                    Form 10-Q for the quarter ended June 30, 2002
                     Debentures held by BBC Capital Trust III                   filed on August 14, 2002.

    10.24            Amended and Restated Declaration of Trust of BBC         Exhibit 10.1 to the Registrant's quarterly report
                     Capital Statutory Trust IV                                 on Form 10-Q for the quarter ended September 30,
                                                                                2002 filed on November 14, 2002.

    10.25            Indenture for the Registrant's Floating Rate             Exhibit 10.2 to the Registrant's quarterly report
                     Junior Subordinated Deferrable Interest                    on Form 10-Q for the quarter ended September 30,
                     Debentures due 2032 held by BBC Capital Statutory          2002 filed on November 14, 2002.
                     Trust IV

    10.26            Amended and Restated Trust Agreement of BBC              Exhibit 10.3 to the Registrant's quarterly report
                     Capital Trust V                                            on Form 10-Q for the quarter ended September 30,
                                                                                2002 filed on November 14, 2002.

    10.27            Indenture for the Registrant's Floating Rate             Exhibit 10.3 to the Registrant's quarterly report
                     Junior Subordinated Notes due 2032 held by BBC             on Form 10-Q for the quarter ended September 30,
                     Capital Trust V                                            2002 filed on November 14, 2002.

    10.28            Indenture for the Company's Floating Rate Junior         Filed with this Report.
                     Subordinated Notes due 2032 held by BBC Capital
                     Trust VI

    10.29            Amended and Restated Trust Agreement of BBC              Filed with this Report.
                     Capital Trust VI

    10.30            Indenture for the Company's Floating Rate Junior         Filed with this Report.
                     Subordinated Deferrable Interest Debentures due
                     2032 held by BBC Capital Statutory Trust VII

    10.31            Amended and Restated Declaration of Trust of BBC         Filed with this Report.
                     Capital Statutory Trust VII

    10.32            Indenture for the Company's Floating Rate Junior         Filed with this Report.
                     Subordinated Debt Securities due 2033 held by BBC
                     Capital Trust VIII

    10.33            Amended and Restated Declaration of Trust of BBC         Filed with this Report.
                     Capital Trust VIII

    10.34            Indenture for the Company's Floating Rate Junior         Filed with this Report.
                     Subordinated Debt Securities due 2033 held by BBC
                     Capital Trust IX

    10.35            Amended and Restated Declaration of Trust of BBC         Filed with this Report.
                     Capital Trust IX

    10.36            Indenture for BankAtlantic's Floating Rate               Filed with this Report.
                     Subordinated Debt Securities due 2012



   EXHIBIT
    NUMBER                      DESCRIPTION                                                REFERENCE
----------------------------------------------------------------------------------------------------------------------------------

    10.37            Amendment to the BankAtlantic Bancorp, Inc. 1999         Filed with this Report.
                     Stock Option Plan

    10.38            Amended and restated BankAtlantic Bancorp 2001           Appendix B to the Registrant's Definitive Proxy
                     Option Plan                                                Statement filed on April 18, 2002.

     12.1            Ratio of Earnings to Fixed Charges.                      Filed with this Report.

     21.1            Subsidiaries of the Registrant.                          Filed with this Report.

     23.1            Consent of KPMG LLP                                      Filed with this Report.

     99.1            Certification of Alan B. Levan                           Filed with this Report.

     99.2            Certification of James A. White                          Filed with this Report.

---------
*Compensatory Plan


Reports of Form 8-K

Filed on December 23, 2002 reporting the sale of an aggregate of $65 million of trust preferred securities in three separate transactions and the redemption in January 2003 of $31.1 million of 9.5% cumulative Trust Preferred Securities and $21 million of 9.0% subordinated debentures.

Filed on October 11, 2002 reporting a $15.1 million impairment charge resulting from a cumulative effect of a change in accounting principle upon the implementation of Financial Accounting Standard Board Statement No. 142.

Filed on October 10, 2002, reporting the redemption of $43.65 million of its 9.50% Cumulative Trust Preferred Securities effective November 12, 2002.

Filed on October 2, 2002, reporting the sale of an aggregate of $35 million of trust preferred securities in two separate transactions on September 26 and September 27, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BANKATLANTIC BANCORP, INC.


March 31, 2003                By:  /s/ ALAN B. LEVAN
                                   ---------------------------------------
                                   Alan B. Levan, Chairman of the Board,
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.




                        SIGNATURE                                                         TITLE
                        ---------                                                         -----

/s /Alan B. Levan                                                Chairman of the Board, President and Chief Executive
-----------------------------------------------------------      Officer
Alan B. Levan

/s/ John E Abdo                                                  Vice Chairman of the Board; President of Levitt
-----------------------------------------------------------      Corporation
John E. Abdo

/s/ James A. White                                               Executive Vice President and Chief Financial
-----------------------------------------------------------      Officer
James A. White

/s/ Steven M. Coldren                                            Director
-----------------------------------------------------------
Steven M. Coldren

/s/ Mary E. Ginestra                                             Director
-----------------------------------------------------------
Mary E. Ginestra

/s/ Bruno Di Giulian                                             Director
-----------------------------------------------------------
Bruno Di Giulian

/s/ Charlie C. Winningham, II                                    Director
-----------------------------------------------------------
Charlie C. Winningham, II

/s/ Jarett S. Levan                                              Director
-----------------------------------------------------------
Jarett S. Levan

/s/ Jonathan Mariner                                             Director
-----------------------------------------------------------
Jonathan Mariner

/s/ D. Keith Cobb                                                Director
-----------------------------------------------------------
D. Keith Cobb



I, James A. White, certify that:

         1. I have reviewed this annual report on Form 10-K of BankAtlantic Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


By: /s/ JAMES A. WHITE
   ---------------------------------
         James A. White,
         Chief Financial Officer

I, Alan B. Levan, certify that:

         1. I have reviewed this annual report on Form 10-K of BankAtlantic Bancorp, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: MARCH 31, 2003


By:/s/ ALAN B. LEVAN
  -----------------------
         Alan B. Levan,
         Chief Executive Officer