Form 10-Q
period 2003-03-31
BANKATLANTIC BANCORP INC
filed 2003-05-15
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

YES [X]      NO [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [X]     NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 6, 2003

Class A Common Stock, par value $0.01 per share	53,590,251
Class B Common Stock, par value $0.01 per share	4,876,124

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION -UNAUDITED
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
EX-10.1 AMENDED & RESTATED DECLARATION OF TRUST
EX-10.2 INDENTURE
EX-10.3 AMENDED & RESTATED DECLARATION OF TRUST
EX-10.4 INDENTURE
EX-10.5 AMENDED & RESTATED DECLARATION OF TRUST
EX-10.6 INDENTURE
EX-11 COMPUTATION OF PER SHARE EARNINGS
EX-99.1 CEO CERTIFICATION
EX-99.2 CFO CERTIFICATION

Page
Part I. FINANCIAL INFORMATION
Reference
Item 1. Financial Statements	1-20
Consolidated Statements of Financial Condition — March 31, 2003 and 2002 and December 31, 2002 — Unaudited	4
Consolidated Statements of Operations — For the Three Months Ended March 31, 2003 and 2002 — Unaudited	5-6
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the Three Months Ended March 31, 2003 and 2002 - Unaudited	7
Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2003 and 2002 — Unaudited	8-9
Notes to Consolidated Financial Statements — Unaudited	10-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36-38
Item 4. Controls and Procedures	38
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	39
Signatures and Certification	40-42

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,	March 31,
(In thousands, except share data)	2003	2002	2002

ASSETS
Cash and due from depository institutions	$139,940	$200,600	$150,543
Federal funds sold and securities purchased under resell agreements	—	50,145	152
Securities available for sale (at fair value)	740,003	707,858	862,385
Securities owned (at fair value)	154,319	186,454	34,666
Investment securities and tax certificates (approximate fair value: $175,876, $212,698 and $413,908)	175,436	212,240	409,294
Loans receivable, net	3,881,143	3,372,630	3,507,518
Federal Home Loan Bank stock, at cost which approximates fair value	65,443	64,943	59,482
Accrued interest receivable	35,715	33,984	37,451
Real estate held for development and sale and joint ventures	266,865	252,087	212,583
Investment in unconsolidated real estate subsidiary	61,584	60,695	2,730
Office properties and equipment, net	92,834	92,699	79,419
Deferred tax asset, net	37,523	35,316	27,047
Goodwill	77,878	78,612	84,855
Core deposit intangible asset	13,303	13,757	15,117
Due from clearing agent	—	—	52,372
Other assets	64,546	58,991	42,515

Total assets	$5,806,532	$5,421,011	$5,578,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$516,404	$462,718	$393,000
NOW accounts	446,076	399,985	353,633
Savings accounts	180,362	163,641	147,944
Insured money fund savings	820,181	775,175	772,897
Certificate accounts	920,350	1,119,036	1,384,382

Total deposits	2,883,373	2,920,555	3,051,856

Advances from FHLB	1,308,246	1,297,170	1,174,418
Securities sold under agreements to repurchase	341,144	116,279	364,400
Federal funds purchased	115,000	—	85,000
Subordinated debentures, notes and bonds payable	192,919	193,816	160,278
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	245,375	180,375	130,125
Securities sold but not yet purchased	49,760	38,003	66,684
Due to clearing agent	36,982	78,791	—
Other liabilities	154,117	126,688	119,124

Total liabilities	5,326,916	4,951,677	5,151,885

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 53,516,846, 53,441,847 and 53,332,587 shares	535	534	533
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	253,032	252,699	252,079
Unearned compensation — restricted stock grants	(1,171)	(1,209)	(1,327)
Retained earnings	226,241	213,692	166,133

Total stockholders’ equity before accumulated other comprehensive income	478,686	465,765	417,467
Accumulated other comprehensive income	930	3,569	8,777

Total stockholders’ equity	479,616	469,334	426,244

Total liabilities and stockholders’ equity	$5,806,532	$5,421,011	$5,578,129

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,

(In thousands, except share and per share data)	2003	2002

Interest income:
Interest and fees on loans and leases	$52,996	$47,071
Interest and dividends on securities available for sale	8,657	12,066
Interest and dividends on other investment securities	5,193	8,003
Interest and dividends on securities owned	4,347	698

Total interest income	71,193	67,838

Interest expense:
Interest on deposits	11,169	15,326
Interest on advances from FHLB	15,316	14,920
Interest on securities sold under agreements to repurchase and federal funds purchased	819	1,384
Interest on subordinated debentures, notes and bonds payable and guaranteed beneficial interests in Company’s Junior Subordinated Debentures	6,219	4,608
Capitalized interest on real estate developments and joint ventures	(1,574)	(1,218)

Total interest expense	31,949	35,020

Net interest income	39,244	32,818
Provision for loan losses	850	2,565

Net interest income after provision for loan losses	38,394	30,253

Non-interest income:
Investment banking income	57,984	13,048
Gains on sales of real estate developed for sale and joint venture activities	13,788	11,977
Income from unconsolidated real estate subsidiary	119	—
Service charges on deposits	8,558	4,863
Other service charges and fees	3,918	3,105
Gains on securities activities	384	3,039
Other	3,252	1,868

Total non-interest income	88,003	37,900

Non-interest expense:
Employee compensation and benefits	67,032	26,863
Occupancy and equipment	10,007	7,294
Advertising and promotion	3,731	2,210
Selling, general and administrative	2,609	1,774
Amortization of intangible assets	454	—
Acquisition related charges and impairments	—	1,074
Professional fees	3,755	1,268
Communications	4,265	914
Floor broker and clearing fees	2,402	849
Other	10,043	6,568

Total non-interest expense	104,298	48,814

Income before income taxes and cumulative effect of a change in accounting principle	22,099	19,339
Provision for income taxes	7,741	6,759

Income before cumulative effect of a change in accounting principle	14,358	12,580
Cumulative effect of a change in accounting principle (less applicable income taxes of $1,246)	—	(15,107)

Net income (loss)	$14,358	$(2,527)

(CONTINUED)

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,

	2003	2002

Earnings per share
Basic earnings per share before cumulative effect of a change in accounting principle	$0.25	$0.22
Basic loss per share from cumulative effect of a change in accounting principle	—	(0.26)

Basic earnings (loss) per share	$0.25	$(0.04)

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.23	$0.19
Diluted loss per share from cumulative effect of a change in accounting principle	—	(0.23)

Diluted earnings (loss) per share	$0.23	$(0.04)

Basic weighted average number of common shares outstanding	58,171,621	57,862,267

Diluted weighted average number of common and common equivalent shares outstanding	64,250,488	65,207,468

See Notes to Consolidated Financial Statements — Unaudited

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$(2,527)	—	—	(2,527)	—	—	(2,527)

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $2,467)	(4,577)
Accumulated gain associated with cash flow hedges (less income tax provision of $299)	268
Reclassification adjustment for cash flow hedge	131
Reclassification adjustment for net gain included in net income	(1,945)

Other comprehensive loss	(6,123)

Comprehensive loss	$(8,650)

Dividends on Class A Common Stock		—	—	(1,548)	—	—	(1,548)
Dividends on Class B Common Stock		—	—	(141)	—	—	(141)
Issuance of Class A common stock		1	599	—	—	—	600
Tax effect relating to the exercise of stock options		—	253	—	—	—	253
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Amortization of unearned compensation — restricted stock grants		—	—	—	32	—	32
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,123)	(6,123)

BALANCE, MARCH 31, 2002		$582	$252,079	$166,133	$(1,327)	$8,777	$426,244

BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$14,358	—	—	14,358	—	—	14,358

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $1,596)	(2,149)
Minimum pension liability (less income tax benefit of $251)	(446)
Unrealized loss associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gain associated with cash flow hedges (less income tax benefit of $185)	(376)
Reclassification adjustment for cash flow hedges	130
Reclassification adjustment for net gain included in net income	(246)

Other comprehensive loss	(2,639)

Comprehensive income	$11,719

Dividends on Class A Common Stock		—	—	(1,658)	—	—	(1,658)
Dividends on Class B Common Stock		—	—	(151)	—	—	(151)
Issuance of Class A common stock		1	164	—	—	—	165
Tax effect relating to the exercise of stock options		—	169	—	—	—	169
Amortization of unearned compensation — restricted stock grants		—	—	—	38	—	38
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(2,639)	(2,639)

BALANCE, MARCH 31, 2003		$584	$253,032	$226,241	$(1,171)	$930	$479,616

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,

(In thousands)	2003	2002

Operating activities:
Income before cumulative effect of a change in accounting principle	$14,358	$12,580
Cumulative effect of a change in accounting principle, net of tax	—	(15,107)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Provision for credit losses *	1,905	2,922
Impairment of goodwill	—	16,353
Property and equipment impairment	—	515
Depreciation, amortization and accretion, net	3,540	1,079
Amortization of intangible assets	454	—
Change in real estate inventory	(16,143)	(15,760)
Securities owned activities, net	32,135	33,630
Securities sold but not yet purchased, net	11,757	28,253
Equity in joint venture earnings	(17)	(899)
Equity in earnings of unconsolidated subsidiary	(119)	—
Loans held for sale activity, net	153	(12,236)
Proceeds from sales of loans classified as held for sale	695	858
Gains on securities activities	(384)	(3,039)
Gains on sales of property and equipment	(5)	(24)
Gains on sales of in-store branches	—	(344)
Increase in deferred tax asset, net	(999)	(1,941)
Increase in accrued interest receivable	(1,731)	(925)
(Increase) decrease in other assets	(6,610)	10,201
Decrease in due to clearing agent	(41,809)	(62,466)
Increase (decrease) in other liabilities	26,901	(11,941)

Net cash provided (used) in operating activities	24,081	(18,291)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	51,096	58,483
Purchase of investment securities and tax certificates	(14,930)	(40,284)
Purchases of securities available for sale	(178,200)	(72,028)
Proceeds from sales and maturities of securities available for sale	142,171	124,163
(Purchases) redemptions of FHLB stock, net	(500)	5,009
Purchases and net originations of loans and leases	(510,107)	(105,614)
Proceeds from sales of real estate owned	451	2,631
Net additions to office property and equipment	(2,705)	(197)
Investment in and advances to joint ventures, net	1,382	3,668
Acquisitions, net of cash acquired	—	(45,322)

Net cash used in investing activities	(511,342)	(69,491)

Financing activities:
Net (decrease) increase in deposits	(37,182)	144,787
Reduction in deposits from sale of in-store branch	—	(8,265)
Repayments of FHLB advances	(63,660)	(70,000)
Proceeds from FHLB advances	75,000	550
Net increase (decrease) in securities sold under agreements to repurchase	224,865	(41,670)
Net increase in federal funds purchased	115,000	24,000
Repayment of notes and bonds payable	(43,839)	(10,288)
Proceeds from notes and bonds payable	42,916	24,872
Issuance of common stock	165	600
Issuance of trust preferred securities	65,000	55,375
Common stock dividends paid	(1,809)	(1,689)

Net cash provided in financing activities	376,456	118,272

(Decrease) increase in cash and cash equivalents	(110,805)	30,490
Cash and cash equivalents at beginning of period	250,745	120,205

Cash and cash equivalents at end of period	$139,940	$150,695

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,

(In thousands)	2003	2002

Interest paid	$34,731	$35,249
Income taxes paid	822	2,513
Loans transferred to real estate owned	522	2,139
Net loan (recoveries) charge-offs	(557)	9,510
Tax certificate net recoveries	(31)	(44)
Increase in equity for the tax effect related to the exercise of employee stock options	169	253
Acquisition goodwill adjustments	(734)	—
Change in other comprehensive income	(3,847)	(9,494)
Change in deferred taxes on other comprehensive income	(1,208)	(3,371)
Issuance of Class A Common Stock upon conversion of subordinated debentures	—	25

*   Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company. The Company’s principal assets include the capital stock of BankAtlantic and its subsidiaries, Levitt Corporation and its subsidiaries (“Levitt”) and Ryan Beck & Co., Inc. and its subsidiaries (“Ryan Beck”). BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt’s principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt’s principal assets include Core Communities, LLC, Levitt and Sons, LLC and its investment in Bluegreen Corporation (“Bluegreen”). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is primarily a developer of single-family home communities and condominiums and has participated in condominium and rental apartment joint ventures primarily in Florida. Bluegreen, a New York Stock Exchange listed company in which we own approximately 40% of the outstanding common stock, is a developer of primarily drive-to vacation interval resorts, golf communities and residential land. Ryan Beck is an investment banking and brokerage firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $26.2 million of loans from BankAtlantic to Levitt, $30 million of loans from the Company to Levitt and $5.0 million of loans from the Company to Ryan Beck.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company’s consolidated financial condition at March 31, 2003, December 31, 2002 and March 31, 2002, the consolidated results of operations for the three months ended March 31, 2003 and 2002, the consolidated stockholders’ equity and comprehensive income for the three months ended March 31, 2003 and 2002 and the consolidated cash flows for the three months ended March 31, 2003 and 2002. Such adjustments consisted only of normal recurring items except for the cumulative effect of a change in accounting principle discussed in Note 9. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. Stock Based Compensation

     Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, there are two methods of accounting for stock options, the intrinsic value method and the fair value method. The Company elects to value its options under the intrinsic value method. As a consequence, the Company accounts for its stock based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations.

BankAtlantic Bancorp, Inc.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months
	Ended March 31,

(In thousands, except per share data)	2003	2002

Pro forma net income
Net income (loss), as reported	$14,358	$(2,527)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	52	32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(396)	(358)

Pro forma net income (loss)	$14,014	$(2,853)

Earnings (loss) per share:
Basic as reported	$0.25	$(0.04)

Basic pro forma	$0.24	(0.05)

Diluted as reported	$0.23	$(0.04)

Diluted pro forma	$0.23	$(0.05)

     In April 2003 the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 758,100 shares of Class A Common Stock under the Amended and Restated BankAtlantic Bancorp 2001 Stock Option Plan. The options vest in five years and expire ten years after the grant date except for stock options granted to non-employee Directors which vest immediately. The stock options were granted with an exercise price ($9.68) equal to the fair market value of the common stock at the date of grant No compensation expense was recognized in connection with the option grants since the exercise price equaled the market value of the underlying common stock on the date of grant. The options granted in April 2003 had a fair value of $4.76 per option based on the fair value recognition provisions of SFAS No. 123.

     In March 2003, 1,500 shares of restricted Class A Stock were issued under a compensation agreement with an employee. This equity compensation plan was not approved by shareholders. The restricted stock had a fair value of $14,000 at the grant date and vested immediately.

3. Trust Preferred Securities, Convertible Debentures and Common Stock

     During the three months ended March 31, 2003, the Company participated in two pooled trust preferred securities offerings in which an aggregate of $65 million of trust preferred securities were issued in two separate transactions. The trust preferred securities pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The securities have a liquidation value of $1,000 per security. The trust preferred securities were issued by statutory trusts established by the Company. BBC Capital Trust X issued 50,000 trust preferred securities and BBC Capital Trust XII issued 15,000 trust preferred securities. The sales of the trust preferred securities were part of larger pooled trust preferred securities offerings and were not registered under the Securities Act of 1933. The net proceeds to the Company from the trust preferred securities offerings after placement fees and expenses were approximately $63 million. These net proceeds were used to redeem the Company’s $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, pay down $16 million of borrowings under the Company’s credit facility with an unrelated financial institution and for general corporate purposes.

     The Convertible Subordinated Debentures were redeemed in April 2003 at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of

BankAtlantic Bancorp, Inc.

the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of Class A Common Stock. The Company in April 2003 wrote off $730,000 of deferred offering costs and incurred a $917,000 call premium in connection with this redemption.

     In March 2002, the Company completed an underwritten public offering in which the Company’s wholly-owned statutory trust (“BBC Capital Trust II”) issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to the Company from the publicly offered trust preferred securities after underwriting discounts and expenses were approximately $53.3 million.

     In April 2003, the Company participated in a pooled trust preferred securities offering in which an aggregate of $10 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a fixed rate of 6.448% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 325 basis points. The securities are redeemable in five years and are due in 2033. The securities have a liquidation value of $1,000 per security. The trust preferred securities were issued by a statutory trust established by the Company. BBC Capital Trust XI issued 10,000 trust preferred securities. The net proceeds to the Company from the trust preferred securities offering after placement fees and expenses were approximately $9.7 million. These net proceeds were used for general corporate purposes.

4. Securities Owned

     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realizes gains and losses from proprietary trading activities which includes the activities of its wholly owned subsidiary, The GMS Group (“GMS”).

     Ryan Beck’s securities owned (at fair value) consisted of the following: (in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

Debt obligations:
States and municipalities (1)	$84,745	$119,417	$4,943
Corporations	4,958	5,344	7,083
U.S. Government and agencies	35,355	26,004	13,190
Corporate equities	10,029	19,280	9,450
Mutual funds	17,022	16,409	—
Certificates of deposit	2,210	—	—

	$154,319	$186,454	$34,666

(1)	Includes $77.4 million and $108.3 million of securities owned by GMS, of which approximately $8.0 million and $9.7 million were not accruing interest at March 31, 2003 and December 31, 2002, respectively. The ability to realize Ryan Beck’s investment in these securities will depend on future market conditions.

     In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance inventories. As of March 31, 2003 and December 31, 2002 the balances due to the clearing broker were $37.0 million and $78.8 million, respectively.

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities sold not yet purchased consisted of the following: (in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

States and municipalities	$3,277	$9,566	$17,707
Corporations	4,903	1,159	8,376
U.S. Government and agencies	16,172	23,587	38,137
Corporate equities	3,981	3,691	2,464
Certificates of deposit	21,427	—	—

	$49,760	$38,003	$66,684

5. Loans Receivable

     The loan and lease portfolio consisted of the following components: (in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

Real estate loans:
Residential	$1,824,329	$1,378,041	$1,622,137
Construction and development	1,247,747	1,218,410	1,121,350
Commercial	800,911	755,492	718,208
Small Business	98,455	98,494	79,204
Other Loans:
Second mortgages — direct	275,385	261,579	191,619
Second mortgages — indirect	1,565	1,714	2,026
Commercial business	86,293	82,174	73,587
Lease financing	24,876	31,279	48,192
Small business — non-mortgage	60,516	62,599	62,361
Deposit overdrafts	2,557	2,487	2,354
Consumer loans — other direct	21,778	22,394	25,999
Consumer loans — other indirect	3,729	6,392	17,673
Loans held for sale:
Residential	—	—	6,763
Commercial syndication	13,953	14,499	22,706

Total gross loans	4,462,094	3,935,554	3,994,179

Adjustments:
Undisbursed portion of loans in process	(536,406)	(511,861)	(433,510)
Premiums related to purchased loans	10,399	2,159	278
Deferred fees	(6,249)	(5,200)	(4,502)
Allowance for loan and lease losses	(48,695)	(48,022)	(48,927)

Loans receivable — net	$3,881,143	$3,372,630	$3,507,518

     The Company originates CRA loans designated as held to maturity and also originates CRA loans that are pre-sold to correspondents. Prior to September 2002, the Company originated CRA loans for resale. During June 2000, the Company discontinued its commercial non-mortgage syndication lending activities and transferred the entire portfolio to loans held for sale.

6. Real Estate Held for Development and Sale and Joint Venture Activities

     Real estate held for development and sale and joint venture activities consisted of the combined activities of Levitt and its subsidiaries as well as Levitt’s joint venture activities and a joint venture acquired in connection with the Community Savings Bankshares, Inc. (“Community”) acquisition.

BankAtlantic Bancorp, Inc.

     Real estate held for development and sale and joint ventures consisted of the following: (in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

Land and land development costs	$171,519	$161,826	$128,416
Construction costs	29,400	23,412	20,063
Other costs	13,350	12,888	9,713
Investments and loans to joint ventures	50,539	51,904	49,194
Other	2,057	2,057	5,197

	$266,865	$252,087	$212,583

     The components of gains on sales of real estate developed for resale were as follows: (in thousands)

	For the Three Months
	Ended March 31,

	2003	2002

Sales of real estate	$52,964	$37,853
Cost of sales	39,193	26,775

Gains on sales of real estate	13,771	11,078
Gains on joint venture activities	17	899

Gains on sales of real estate held for sale and joint venture activities	$13,788	$11,977

7. Derivatives

     The following table outlines the notional amount and fair value of the Company’s derivatives outstanding at March 31, 2003: (in thousands)

			Paying	Receiving
	Notional		Index/Fixed	Index/Fixed	Termination
	Amount	Fair Value	Amount	Amount	Date

Five year pay fixed swaps	$25,000	$(2,398)	5.73%	3 mo. LIBOR	1/5/2006
Three year pay fixed swaps	$50,000	$(1,678)	5.81%	3 mo. LIBOR	12/28/2003

Forward contract to purchase adjustable rate mortgages	$27,812	$42

     The above interest rate swap contracts were originated in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The Company’s risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s Statements of Operations for the three months ended March 31, 2003 and 2002. The Company expects $520,000 of comprehensive income included in stockholders’ equity at March 31, 2003 associated with interest rate swaps to be reclassified into earnings within the next twelve months.

     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract is held for trading purposes and recorded at fair value.

     During the first quarter of 2003, the Company exercised its option to call $33 million of time deposits resulting in the termination of interest rate swap contracts with a notional amount of $33 million. The time deposits were redeemed due

BankAtlantic Bancorp, Inc.

to the historically low interest rate environment. The interest rate swaps were originated in prior periods as fair value hedges for the issuance of fixed rate time deposits.

8. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through six reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operations segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt, Ryan Beck and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as retention pool compensation expense related to the acquisition of Ryan Beck in 1998. Interest expense and certain revenue and expense items are allocated to the three Bank Operations reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operations reportable segments and the parent company may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management’s view, likely not be impacted.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by real estate operations and investment banking and brokerage operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the intercompany loan interest income and interest expense, management fees, consulting fees, facilities rent and brokerage commission.

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before cumulative effect of a change in accounting principle for the three months ended March 31, 2003 and 2002: (in thousands)

	Bank	Levitt		Parent	Elimination	Segment
	Operations	Corporation	Ryan Beck	Company	Entries	Total

2003
Interest income	$66,928	$228	$4,347	$453	$(763)	$71,193
Interest expense	(27,770)	(241)	(725)	(3,644)	431	(31,949)
Provision for loan losses	(850)	—	—	—	—	(850)
Non-interest income	14,358	13,520	59,627	196	302	88,003
Non-interest expense	(35,234)	(8,138)	(60,500)	(456)	30	(104,298)

Segment profits and losses before taxes	17,432	5,369	2,749	(3,451)	—	22,099
Provision for income taxes	(6,031)	(2,075)	(842)	1,207	—	(7,741)

Segment net income (loss)	$11,401	$3,294	$1,907	$(2,244)	$—	$14,358

Segment average assets	$4,688,894	$308,900	$210,991	$87,939	$195,206	$5,491,930

2002						—
Interest income	$67,102	$414	$698	$311	$(687)	$67,838
Interest expense	(31,843)	(2)	(328)	(3,323)	476	(35,020)
Provision for loan losses	(2,565)	—	—	—	—	(2,565)
Non-interest income	9,354	12,054	13,598	2,683	211	37,900
Non-interest expense	(28,304)	(6,178)	(13,735)	(597)	—	(48,814)

Segment profits and losses before taxes	13,744	6,288	233	(926)	—	19,339
Provision for income taxes	(4,803)	(2,201)	(82)	327	—	(6,759)

Segment net income (loss)	$8,941	$4,087	$151	$(599)	$—	$12,580

Segment average assets	$4,190,133	$205,698	$99,374	$114,511	$67,590	$4,677,306

     The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 were as follows:

	Bank	Levitt		Parent	Segment
(In thousands)	Operations	Corporation	Ryan Beck	Company	Total

Balance as of December 31, 2002	$71,224	$—	$1,658	$5,730	$78,612
Adjustments:
Allowance for Community loan losses acquired	(734)	—	—	—	(734)

Balance as of March 31, 2003	$70,490	$—	$1,658	$5,730	$77,878

BankAtlantic Bancorp, Inc.

     Bank Operations consists of three reportable segments. The table below is segment information for the three months ended March 31, 2003 and 2002 associated with the three Bank Operations reportable segments:

	Bank Operations

	Bank	Commercial	Community	Bank Ops
(in thousands)	Investments	Banking	Banking	Total

2003
Interest income	$35,192	$25,234	$6,502	$66,928
Interest expense and overhead	(24,919)	(13,767)	(3,817)	(42,503)
Provision for loan losses	(373)	(1,231)	754	(850)
Direct non-interest income	60	901	2,428	3,389

Segment profits and losses before taxes	6,351	8,391	2,690	17,432
Provision for income taxes	(2,197)	(2,903)	(931)	(6,031)

Segment net income	$4,154	$5,488	$1,759	$11,401

Segment average assets	$2,511,393	$1,704,507	$472,994	$4,688,894

2002
Interest income	$37,675	$23,931	$5,496	$67,102
Interest expense and overhead	(26,885)	(13,978)	(3,216)	(44,079)
Provision for loan losses	(200)	(2,215)	(150)	(2,565)
Direct non-interest income	$188	628	2,189	3,005

Segment profits and losses before taxes	$8,232	$5,783	$(271)	$13,744
Provision for income taxes	(2,878)	(2,020)	95	(4,803)

Segment net income (loss)	$5,354	$3,763	$(176)	$8,941

Segment average assets	$2,338,327	$1,514,704	$337,102	$4,190,133

     The changes in the carrying amounts of goodwill for the three months ended March 31, 2003 were as follows:

	Bank Operations

	Bank	Commercial	Community	Bank Ops
(In thousands)	Investments	Banking	Banking	Total

Balance as of December 31, 2002	$34,322	$35,977	$925	$71,224
Allowance for Community loan losses acquired	—	(734)	—	(734)

Balance as of March 31, 2003	$34,322	$35,243	$925	$70,490

9. Transitional Goodwill Impairment Evaluation

     In connection with the transitional goodwill impairment evaluation required under FASB Statement 142, the Company performed an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002, the date of adoption. The fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. For the Ryan Beck reportable segment, a $15.1 million impairment loss (net of a $1.2 million tax benefit) was recorded effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

BankAtlantic Bancorp, Inc.

10. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were:

	March 31,	December 31,

	2003	2002

	(In thousands)
Commitment to sell fixed rate residential loans	$135	$88
Forward contract to purchase mortgage-backed securities	27,813	39,128
Commitments to purchase other investment securities	—	200
Commitments to purchase variable rate residential loans	124,547	300,643
Commitments to extend credit, including the undisbursed portion of loans in process	1,141,639	1,126,384
Standby letters of credit	29,517	35,927
Commercial lines of credit	160,149	209,708

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $19.2 million at March 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $10.3 million at March 31, 2003. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

11. Acquisitions

     On April 26, 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC and acquired all of the membership interests in GMS, a wholly-owned subsidiary of Gruntal (“the Gruntal transaction”). In July 2002, Ryan Beck established a retention plan for certain Gruntal financial consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $9.5 million, respectively, of which the entire length of service award and 50% of the retention award in forgivable notes in the aggregate of $5.7 million was paid in July 2002. The participants were given the choice to receive their remaining 50% of the retention award in forgivable notes in February 2003 or elect to receive an enhanced award based on production goals to be paid out in the form of forgivable notes in January 2004. In February 2003, $2.9 million of forgivable notes were issued to plan participants. Participants that would have been entitled to receive $1.3 million of forgivable notes elected to receive a potential enhanced award in January 2004. The award based on production goals can be no less than the amount they would have received in February 2003, assuming all participants remained employed through the retention award date. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

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

BankAtlantic Bancorp, Inc.

     The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community. (in thousands)

Fair
Value

Cash and interest earning deposits	$124,977
Securities available for sale	79,015
Loans receivable, net	621,325
FHLB Stock	8,063
Investments and advances to joint ventures	16,122
Goodwill	60,102
Core deposit intangible asset	15,117
Other assets	45,070

Fair value of assets acquired	969,791

Deposits	639,111
FHLB advances	138,981
Mortgage-backed bond	14,291
Other liabilities	7,109

Fair value of liabilities assumed	799,492

Community Savings purchase price	170,299
Cash acquired	(124,977)

Purchase of Community Savings net of cash acquired	$45,322

     Acquisition related charges and impairments during the three months ended March 31, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

12. New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“Consolidation of Variable Interest Entities”). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company’s consolidated financial statements. Our investments and advances to unconsolidated entities was $50.5 million at March 31, 2003. These entities were primarily real estate joint ventures. We believe that the majority of these entities will not be consolidated; however, we cannot give any assurances that this will be the case until we complete our evaluation. We expect to complete our evaluation by July 1, 2003, the deadline imposed by this interpretation.

     In April 2003, the FASB issued Statement No. 149 (“Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.) This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments, and regarding

BankAtlantic Bancorp, Inc.

implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management believes that this Statement will not have a material impact on the Company’s financial statements.

13. Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (“the Company”, which may also be referred to as “we,” “us,” or “our”) and its wholly owned subsidiaries for the three months ended March 31, 2003 and 2002, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida and its subsidiaries (BankAtlantic), Levitt Corporation and its subsidiaries (“Levitt”), a real estate development company, and Ryan Beck & Co., Inc. and its subsidiaries (“Ryan Beck”), a brokerage and investment banking firm.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic’s seven-day banking initiative and other growth initiatives may not be successful or produce results which justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment; the potential consolidation of variable interest entities, if any; and with respect to the operations of Levitt and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company’s success at managing the risks involved in the foregoing. Further, this report contains forward-looking statements with respect to the proposed spin-off of Levitt which is subject to a number of risks and uncertainties that are subject to change based on factors including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the Board may in the future conclude that it is not in the best interest of the Company or the shareholders to pursue the spin-off. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

BankAtlantic Bancorp, Inc.

     For a more detailed discussion on these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidated Results of Operations

	For the Three Months
	Ended March 31,

(In thousands)	2003	2002

Net interest income	$39,244	$32,818
Provision for loan losses	850	2,565
Securities activities	384	3,039
Other non-interest income	87,619	34,861
Non-interest expense	104,298	48,814

Income before income taxes and cumulative effect of a change in accounting principle	22,099	19,339
Provision for income taxes	7,741	6,759

Income before cumulative effect of a change in accounting principle	14,358	12,580
Cumulative effect of a change in accounting principle, net of tax	—	(15,107)

Net income (loss)	$14,358	$(2,527)

For the Three Months Ended March 31, 2003 Compared to the Same 2002 Period:

     Income before cumulative effect of a change in accounting principle increased by 14% from 2002. The increased earnings primarily resulted from a significant improvement in net interest income, a decline in our provision for loan losses, a substantial increase in service charges on deposits, and higher earnings associated with our brokerage and investment banking subsidiary, Ryan Beck. The above improvements in earnings were partially offset by lower earnings from Levitt’s real estate operations and reduced gains from securities activities.

     Net interest income increased by 20% from 2002. The improvement in net interest income primarily resulted from earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans as well as a large increase in net interest income from Ryan Beck’s securities owned trading activities. The increase in trading securities activities primarily resulted from the April 2002 Gruntal transaction.

     The provision for loan losses declined by 67% from 2002. The decrease reflects a $2.1 million recovery on a syndication loan that was charged off during March 2002 and a change in our loan mix from indirect consumer loans, syndication commercial business loans and lease financings to a loan portfolio predominately collateralized by real estate. Real estate loans have lower historical loss experiences than the loan products emphasized in prior periods.

     Gains on securities activities during the 2003 quarter resulted from a liquidating dividend associated with an investment that the Parent Company had in an equity security. Gains on securities activities during the 2002 quarter primarily resulted from sales of Parent Company owned equity securities.

     Other non-interest income increased by 151% from 2002. The increase primarily resulted from a substantial increase in income from Ryan Beck as well as a significant increase in service charges from bank operations. The substantial increase in investment banking income and other income resulted from the Gruntal transaction, which added approximately 500 financial consultants to Ryan Beck’s approximately 100 consultants. The increase in service charges on deposits primarily resulted from an increase in checking accounts attributed to our new checking products and our seven-day branch banking initiative. In addition, revenues from real estate activities increased by 15% from 2002. The enhanced revenues from real estate operations reflect an increase in the number of homes sold at Levitt and Sons as well as an increase in the average home sales price during the 2003 quarter compared to the same 2002 period. Also included in real estate revenues was $330,000 of equity in earnings from a joint venture acquired in connection with the Community acquisition.

     Non-interest expense increased by 114% from 2002. The increase primarily resulted from higher non-interest expenses associated with the Gruntal transaction, the Community acquisition, implementation of seven-day banking and

BankAtlantic Bancorp, Inc.

growth in our real estate operations. Ryan Beck’s non-interest expense increased from $13.7 million during 2002 to $60.5 million during 2003 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $28.3 million to $35.2 million primarily relating to the Community acquisition and the seven-day banking initiative. Levitt’s non-interest expense increased from $6.2 million to $8.1 million due to the development of various new projects. The increase in non-interest expenses was partially offset by $1.1 million of acquisition related charges associated with BankAtlantic’s acquisition of Community Savings Bankshares in March 2002.

     Upon the implementation of FASB Statement 142, we performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, the Company recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

Bank Operations Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended

	March 31, 2003			March 31, 2002

(in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Loans:
Residential real estate	$1,559,553	$21,586	5.54%	$1,091,653	$18,021	6.60%
Commercial real estate	1,530,402	22,866	5.98	1,305,903	20,531	6.29
Consumer	296,675	3,467	4.67	218,130	3,231	5.92
International	—	—	—	1,236	20	6.47
Lease financing	29,962	834	11.13	52,871	1,591	12.04
Commercial business	100,753	1,450	5.76	109,407	1,625	5.94
Small business	164,151	3,037	7.40	109,268	2,266	8.30

Total loans	3,681,496	53,240	5.78	2,888,468	47,285	6.55

Investments	953,326	13,688	5.74	1,250,833	19,817	6.34

Total interest earning assets	4,634,822	66,928	5.78%	4,139,301	67,102	6.48%

Goodwill and core deposit intangibles	84,754			18,427
Other non-interest earning assets	261,961			177,273

Total Assets	$4,981,537			$4,335,001

Deposits:
Savings	$171,298	316	0.75%	$106,984	$269	1.02%
NOW, money funds and checking	1,235,104	3,194	1.05	873,464	3,318	1.54
Certificate accounts	966,869	7,659	3.21	1,124,904	11,739	4.23

Total deposits	2,373,271	11,169	1.91	2,105,352	15,326	2.95

Short-term borrowed funds	285,716	837	1.19	361,768	1,581	1.77
Advances from FHLB	1,284,983	15,316	4.83	1,086,675	14,920	5.57
Long-term debt	35,411	448	5.12	1,588	16	4.09

Total interest bearing liabilities	3,979,381	27,770	2.83	3,555,383	31,843	3.63
Non-interest bearing deposits	478,355			318,795
Non-interest bearing other liabilities	63,538			88,680

Total Liabilities	4,521,274			3,962,858
Stockholder’s equity	460,263			372,143

Total liabilities and stockholder’s equity	$4,981,537			$4,335,001

Net interest income/ net interest spread		$39,158	2.95%		$35,259	2.85%

Margin
Interest income/interest earning assets			5.78%			6.48%
Interest expense/interest earning assets			2.43			3.12

Net interest margin			3.35%			3.36%

BankAtlantic Bancorp, Inc.

For the Three Months Ended March 31, 2003 Compared to the Same 2002 Period:

     The substantial improvement in net interest income primarily resulted from significant asset growth and lower rates on interest bearing liabilities.

     The growth in earning assets primarily resulted from the Community acquisition as well as the purchase and origination of commercial real estate, residential and home equity loans. The Company acquired $709 million of earning assets in connection with the Community acquisition. During the three months ended March 31, 2003, the Company purchased $675 million of residential loans and originated $256 million of loans compared to residential loan purchases of $220 million and loan originations of $224 million during the same 2002 period. The above increases in earning assets were partially offset by accelerated repayments of residential loans due to declining mortgage rates during the period and lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under policies in place prior to January 1, 2000.

     The decline in interest income on investments resulted from lower average balances and yields. The decrease in average balances was attributed to the historically low interest rates throughout 2002 and the first quarter of 2003 which resulted in accelerated repayments of mortgage-backed securities. The significant decline in average yields was due to the downward re-pricing of floating rate securities and the purchase of securities at lower rates than the existing portfolio. The reduced interest income from investments was partially offset by an increase in tax certificate interest income.

     The substantial reduction in our deposit interest expense was attributed to a significant reduction in average deposit rates, partially offset by an increase in average interest bearing deposits. The decline in average deposit rates primarily resulted from historically low interest rates throughout the period and a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are checking and savings accounts. Low cost deposits increased from $894.6 million at March 31, 2002 to $1,143 million at March 31, 2003, while certificate of deposit accounts declined from $1,384 million at March 31, 2002 to $920.4 million at March 31, 2003. Additionally, non-interest bearing checking accounts included in low cost deposits grew from $393.0 million at March 31, 2002 to $516.4 million at March 31, 2003. Insured money fund accounts increased from $772.9 million at March 31, 2002 to $820.2 million at March 31, 2003. Our growth in checking and saving accounts resulted from our seven-day banking and totally free checking initiatives. We opened 37,000 new checking and savings accounts during the 2003 quarter compared to 17,000 new accounts during the same 2002 period.

     Interest expense on short-term borrowings was substantially lower during 2003. The significant decline in short term borrowings interest expense reflected lower average short-term interest rates and a decline in average short term borrowings. The lower average balances were linked to higher average deposit and FHLB advance balances. The lower rates on short term borrowings resulted from the historically low interest rate environment during 2003.

     Interest expense on long-term debt for the 2003 quarter represents interest expense associated with mortgage-backed bonds acquired in connection with the Community acquisition and interest expense associated with $22 million of subordinated debentures issued in November 2002. Interest expense on long-term debt for the 2002 quarter represents interest expense associated with the mortgage-backed bonds.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For Three Months Ended

	March 31,

	2003	2002

Balance, beginning of period	$48,022	$44,585
Charge-offs:
Syndication loans	—	(8,000)
Small business	(620)	(931)
Lease financing	(2,453)	(2,213)
Consumer loans — direct	(235)	(412)
Consumer loan — indirect	(170)	(437)
Residential real estate loans	(114)	(139)

Total charge-offs	(3,592)	(12,132)

Recoveries:
Syndication loans	2,127	683
Commercial business loans	28	18
Commercial real estate loans	1	14
Small business	833	391
Lease financing	639	935
Consumer loans — direct	176	117
Consumer loans — indirect	288	461
Residential real estate loans	57	3

Total recoveries	4,149	2,622

Net recoveries (charge-offs)	557	(9,510)
Provision for loan losses	850	2,565
Adjustments to the allowance loan losses acquired	(734)	—
Allowance for loan losses acquired	—	11,287

Balance, end of period	$48,695	$48,927

     During the first quarter of 2003, recoveries on previously charged off loans exceeded our gross charge-offs by $557,000. We recovered $2.1 million during the first quarter of 2003 from the settlement of a syndication loan that we charged down by $8.0 million during the first quarter of 2002. During the 2002 period, we recovered $683,000 from another syndication loan that we charged-off in a prior period. The remaining net recoveries during the 2003 period resulted primarily from lower net charge-offs associated with discontinued lines of business (our former small business, indirect consumer and syndication lending programs), partially offset by lease financing charge-offs. The lease financing charge-offs primarily related to loans in the aviation industry. The provision for loan losses was increased during 2003 by additional reserves established for leases in the hospitality industry as a result of deteriorating occupancy rates and debt service ratios compared to previous periods.

     The allowance for loan losses was 1.24% and 1.38% of total loans at March 31, 2003 and 2002, respectively. The decline in the ratio resulted from a significant increase in loans receivable at March 31, 2003 compared to the same 2002 period. The loan growth primarily resulted from the purchase of $675 million of residential loans during the 2003 quarter. Our historical loss experience in our residential loan portfolio has been approximately 0.10%.

     Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

BankAtlantic Bancorp, Inc.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,
	2003	2002

NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$1,147	$1,419
Loans and leases	13,747	18,918

Total non-accrual	14,894	20,337

Repossessed assets:
Real estate owned, net of allowance	9,045	9,607
Vehicles and equipment	513	4

Total repossessed assets	9,558	9,611

Total non-performing assets	24,452	29,948
Specific valuation allowances	(48)	(1,386)

Total non-performing assets, net	$24,404	$28,562

Allowances
Allowance for loan losses	$48,695	$48,927
Allowance for tax certificate losses	2,205	1,865

Total Allowances	$50,900	$50,792

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$100
Restructured loans	1,628	1,882
Delinquent residential loans purchased	1,311	1,464

TOTAL POTENTIAL PROBLEM LOANS	$2,939	$3,446

     Non-performing assets continued to decline during 2003. Non-performing assets represented 0.60% of total loans, tax certificates and repossessed assets at March 31, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects a significant increase in total loans due to loan purchases as well as a decline in non-accrual loans. The decline in non-accrual loans reflects a $2.1 million charge-off of a lease in the aviation industry, and the payoff of a $1.3 million aviation lease that was a non-accrual lease at December 31, 2002. Additionally, non-accrual residential loans declined from $12.8 million at December 31, 2002 to $11.2 million at March 31, 2003.

     The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the quarter. The reduction in repossessed assets was partially offset by aircraft repossessions associated with the charge-off of the non-accrual loan mentioned above.

     The decline in potential problem loans was due to repayment of loans that were previously categorized as potential problem loans.

Non-Interest Income

	For Three Months
Banking Operations	Ended March 31,

(In thousands)	2003	2002	Change

Other service charges and fees	$3,918	$3,105	$813
Service charges on deposits	8,558	4,863	3,695
Income from real estate joint venture	330	—	330
Securities activities, net	(20)	21	(41)
Other	1,572	1,365	207

Non-interest income	$14,358	$9,354	$5,004

BankAtlantic Bancorp, Inc.

     The increase in other service charges and fees during the 2003 first quarter compared to the same 2002 period primarily resulted from higher check card and ATM fees. Check card fees increased by 218% and ATM fees increased by 10%. This additional fee income was linked to a significant increase in transaction accounts associated with our new checking account products and our seven-day banking initiative. Since January 1, 2002, we have opened in excess of 136,000 new checking and savings accounts. The increase in ATM fees was partially offset by the removal of certain ATM machines from retail outlets, gas stations and convenience stores during the second quarter of 2002. Aggregate loan and late fee income remained at 2002 levels. While loan fees were higher during 2003 because of an increase in commercial loan prepayment penalties assessed to borrowers refinancing commercial loans in response to historically low interest rates, this increase was offset by lower late fee income attributed to lower collections of late fees assessed in our consumer and leasing portfolios in proportion to declines in the outstanding balances in the portfolios.

     Service charges on deposits increased by 76% during 2003 compared to the same 2002 period. The increase in service charges primarily resulted from overdraft fees from transaction accounts, fees associated with the accounts acquired in connection with the Community acquisition, and from higher fees associated with checking account services. The above increases were partially offset by lower monthly checking account fee income. Overdraft fee income increased by 116% as a result of a substantial increase in checking accounts attributed to our totally free checking products and our seven-day branch banking initiative. Additionally, the significant growth in our checking accounts resulted in additional income from check printing charges and checking account related services. Monthly checking account fee income declined by 24% as we discontinued the promotion of fee-based products.

     Income from real estate joint venture was the equity in earnings from a real estate joint venture acquired in connection with the Community acquisition.

     Securities activities during the three months ended March 31, 2003 and 2002 consists of unrealized losses and gains on derivative instruments.

     Other income during the 2003 quarter was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $370,000 in commissions during the 2003 quarter compared to $18,000 during the same 2002 period.

Non-Interest Expense

	For Three Months
Banking Operations	Ended March 31,

(In thousands)	2003	2002	Change

Employee compensation and benefits	$19,039	$14,077	$4,962
Occupancy and equipment	6,636	6,471	165
Advertising and promotion	1,411	1,013	398
Amortization of intangible assets	454	—	454
Acquisition related charges and impairments	—	1,074	(1,074)
Professional fees	1,006	580	426
Other	6,688	5,089	1,599

Non-interest expense	$35,234	$28,304	$6,930

     Compensation and benefits expense increased by 35% from the comparable 2002 quarter. The increase in compensation expenses during the 2003 quarter compared to 2002 was the result of the implementation of seven-day banking on April 1, 2002 and the addition of 172 employees following the Community acquisition on March 22, 2002. Total full-time equivalent employees increased from 873 at December 31, 2001 to 1,244 at March 31, 2003, an increase of 42%. Bonus and incentive compensation rose by $1.3 million primarily due to the implementation of a profit sharing plan on January 1, 2003. . Additionally, we recorded approximately $450,000 of additional pension expense associated with a defined benefit plan that was frozen in December 1998.

     Occupancy and equipment expenses remained at 2002 levels. Higher occupancy and equipment expenses associated with the Community acquisition were offset by a reduction in data processing costs. The reduced data processing costs resulted from the renewal of a contract with significantly lower rates than the contract that existed during the 2002 period.

BankAtlantic Bancorp, Inc.

     Advertising expenses during the 2003 and 2002 quarters reflected marketing initiatives to promote our new checking account products and our seven-day banking initiative.

     The higher professional fees were associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our “Florida’s Most Convenient Bank” initiative.

     Amortization of intangible assets during the three months ended March 31, 2003 consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of seven years.

     Acquisition related charges and impairments during the three months ended March 31, 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

     The increase in other expenses during the three months ended March 31, 2003 compared to the same 2002 period primarily resulted from a $750,000 write-down of an REO property. This write-down resulted from a reassessment of a residential construction real estate property that was transferred to real estate owned during the second quarter of 2002. The remaining increase in other expenses resulted from additional check losses attributed to our totally free checking campaign as well as higher general operating expenses associated with the Community acquisition.

Levitt Corporation and Subsidiaries Results of Operations

	For Three Months
	Ended March 31,

(In thousands)	2003	2002	Change

Net interest income:
Interest on loans and investments	$228	$414	$(186)
Interest on notes and bonds payable	(2,147)	(1,404)	(743)
Capitalized interest	1,906	1,402	504

Net interest income	(13)	412	(425)

Non-interest income:
Net revenues from sales of real estate	13,128	11,691	1,437
Income from unconsolidated subsidiary	(134)	—	(134)
Other	526	363	163

Non-interest income	13,520	12,054	1,466

Non-interest expense:
Employee compensation and benefits	3,682	2,620	1,062
Advertising and promotion	969	748	221
Selling, general and administrative	2,609	1,774	835
Professional fees	97	77	20
Other	781	959	(178)

Non-interest expense	8,138	6,178	1,960

Income before income taxes	$5,369	$6,288	$(919)

BankAtlantic Bancorp, Inc.

	At or for the Quarter Ended March 31,

	2003	2002

Levitt and Sons and Joint Ventures
Backlog of homes	1,216	707
Homes delivered and titled	162	206
Lot inventory	4,944	4,635
Average sale price of homes	$232,000	$215,000
Homes sales contracted	$106.6 million	$42.3 million
Homes sales contracted units	493	189
Core
Inventory in acres	4,592	3,881
Inventory sold in acres	136	265

For the Three Months Ended March 31, 2003 Compared to the Same 2002 Period:

     Income before income taxes decreased 15%, to $5.4 million for the three months ended March 31, 2003 from $6.3 million for the same 2002 period. This decrease primarily resulted from increases in non-interest expense of $2.0 million as well as decreases in net interest income of $425,000. These increases in expenses and reduction in net interest income were partially offset by an increase in revenues from the sales of real estate and joint venture activities of $1.4 million.

     The decline in net interest income of $425,000 was primarily associated with a decrease in interest income on loans and investments resulting from lower average balances and yields and higher interest expense, net. Interest on notes and bonds payable totaled $2.2 million and $1.4 million for the 2003 period and 2002 period, respectively. The increase in interest expense was primarily due to increases in borrowings resulting from several new real estate development projects. Capitalized interest totaled $1.9 million and $1.4 million for the 2003 period and 2002 period, respectively. At the time of home closings and land sales, capitalized interest is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2003 and 2002 included previously capitalized interest of approximately $1.2 million and $1.1 million, respectively.

     Gains on sales of real estate developed for sale and joint venture activities represented the net profits on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial, as well as equity from earnings in real estate joint venture activities. Levitt and Sons net gains from home sales increased 62% to $8.5 million for the quarter ended March 31, 2003 from $5.3 million for the same 2002 period. This increase was attributable to increased deliveries of homes and increases in the average selling price of homes. During the 2003 period, 162 homes closed as compared to 137 homes closed during the 2002 period. The average selling price during the 2003 period was approximately $232,000, increasing 8% from $215,000 in 2002. During the three months ended March 31, 2003, Core Communities’ net gains on land sales were $4.7 million as compared to $5.9 million in 2002. During 2003, 136 acres were sold compared to 265 acres sold in 2002. The decline in Core Communities’ revenues and acreage sold was due to the sale of a large commercial tract of land during the 2002 quarter. During the quarter ended March 31, 2003, Levitt Commercial commenced the selling of its flex warehouse units and reported a gross profit on the sales of its inventory of approximately $547,000. Equity earnings (loss) from real estate joint venture activities resulted in a loss of $313,000 during 2003 and income of $899,000 during the 2002 period. This decrease in earnings from Levitt’s real estate joint venture activities primarily resulted from declines in home deliveries by a joint venture because the joint venture project was nearing sell-out in 2002. Included in net revenues from sales of real estate during the 2003 and 2002 periods is Levitt’s amortization of interest previously capitalized of $269,000 and $507,000, respectively.

     In April 2002, Levitt Corporation acquired 35% of Bluegreen Corporation’s common stock. Levitt’s investment in Bluegreen Corporation is accounted for under the equity method. Levitt’s loss from unconsolidated real estate subsidiary represents Levitt’s ownership interest in the earnings of Bluegreen Corporation. While Levitt’s share of Bluegreen’s reported net income was $745,000 during the first quarter, the loss recognized by Levitt with respect to its investment resulted from purchase accounting adjustments associated with Bluegreen’s retained interests in notes receivable sold unrealized gains at the acquisition date.

     The increase in non-interest expense during the 2003 period as compared to the same 2002 period resulted from an increase in employee compensation and benefits, advertising and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of

BankAtlantic Bancorp, Inc.

several new development projects in central and southeast Florida. Levitt’s number of full time employees increased to 250 at March 31, 2003 from 206 at March 31, 2002. These new projects and an increase in home deliveries resulted in an increase in selling, general and administrative expenses.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months
	Ended March 31,

(In thousands)	2003	2002	Change

Net interest income:
Interest on trading securities	$4,347	$698	$3,649
Interest expense	(725)	(328)	(397)

Net interest income	3,622	370	3,252

Non-interest income:
Principal transactions	30,041	7,507	22,534
Investment banking	8,513	2,919	5,594
Commissions	19,889	3,032	16,857
Other	1,184	140	1,044

Non-interest income	59,627	13,598	46,029

Non-interest expense:			—
Employee compensation and benefits	44,289	9,714	34,575
Occupancy and equipment	3,371	823	2,548
Advertising and promotion	1,351	449	902
Professional fees	2,355	539	1,816
Communications	4,265	914	3,351
Floor broker and clearing fees	2,402	849	1,553
Other	2,467	447	2,020

Non-interest expense	60,500	13,735	46,765

Income before income taxes	$2,749	$233	$2,516

     The increased pre-tax income primarily resulted from the Gruntal transaction which occurred in April 2002. Each line item was impacted by this transaction, resulting in significant differences between 2003 and 2002.

     Net interest income increased by 879% from 2002. The increase in net interest income primarily resulted from expansion of municipal, corporate and government bond trading and the associated spread between the interest on the bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $275 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market balances. This increase in net interest income was partially offset by interest expense associated with the increased level of borrowings by Ryan Beck from its clearing agent as a result of a higher volume of trading activity.

     Principal transaction revenue increased by 300% from 2002. The increase in principal transaction revenue was primarily the result of additional financial consultants and trading personnel hired in connection with the Gruntal transaction. This increase was offset by mark to market losses on mutual funds associated with a deferred compensation plan acquired in connection with the Gruntal transaction, as well as markdowns of approximately $2.9 million on certain securities held by Ryan Beck’s subsidiary, The GMS Group, LLC.

     Investment banking revenue increased by 192% from 2002. The increase was mainly attributable to a second step mutual to stock conversion and best efforts offering of approximately $410 million of capital raised for one of Ryan Beck’s financial institution group clients.

     Commission revenue increased by 556% from 2002. The increase is mainly attributable to the additional financial consultants hired in connection with the Gruntal transaction.

BankAtlantic Bancorp, Inc.

     The increase in employee compensation and benefits of 356% from 2002 is primarily due to the additional personnel hired in connection with the Gruntal transaction.

     Occupancy and rent expenses increased by 310% from 2002. This increase is primarily due to the additional offices acquired from the Gruntal transaction as well as the opening of two offices during the first quarter of 2003.

     The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal which has been asserted against Ryan Beck.

     The increase in advertising, communications, floor broker and clearing fees and other expenses from 2002 relates primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

Parent Company Results of Operations

	For the Three Months
	Ended March 31,

(In thousands)	2003	2002	Change

Net interest income:
Interest and fees on loans and leases	$416	$98	$318
Interest on short term investments	37	213	(176)
Interest on subordinated debentures, notes payable and guaranteed preferred interests in the Company’s Junior Subordinated Debentures	(3,644)	(3,323)	(321)

Net interest income	(3,191)	(3,012)	(179)

Non-interest income:
(Losses) gains on joint venture activities	(2)	75	(77)
Income from unconsolidated real estate subsidiary	253	—	253
Securities activities	404	3,018	(2,614)

Non-interest income	655	3,093	(2,438)

Non-interest expense:
Investment banking expense	459	410	49
Employee compensation and benefits	22	452	(430)
Professional fees	317	72	245
Other	117	73	44

Non-interest expense	915	1,007	(92)

Loss before income taxes	$(3,451)	$(926)	$(2,525)

     Interest and fees on loans during the 2003 quarter represented interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during the same 2002 period represented interest income on the $5.0 million loan to Ryan Beck.

     Interest on short term investments during the three months ended March 31, 2003 and 2002 represented interest income earned on a repurchase agreement investment with BankAtlantic.

     The increase in interest expense on debentures and trust preferred securities resulted from higher average balances during the 2003 quarter compared to the same 2002 period. During 2002, we issued $180.4 million of trust preferred securities. The additional interest expense from the issuance of trust preferred securities was partially offset by lower average rates. A portion of the proceeds from the issuance of trust preferred securities were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures.

     Gains or losses associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory on Levitt’s books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

BankAtlantic Bancorp, Inc.

     Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp’s 5% ownership interest in the earnings of Bluegreen Corporation.

     Securities activities during the three months ended March 31, 2003 represents a gain realized from a liquidating dividend from an equity security. Securities activities during the same 2002 period represented the sale of $2.5 million of equity securities for gains shown on the above table.

     Investment banking expense represents fees paid to Ryan Beck in connection with the underwriting of the Company’s trust preferred securities. These fees were included in investment banking income in Ryan Beck’s business segment results of operations.

     Compensation expense during the three months ended March 31, 2003 primarily resulted from the issuance of Class A restricted stock and the amortization of a forgivable loan. The compensation expense during the same 2002 quarter primarily resulted from the Ryan Beck retention pool established in connection with the Company’s acquisition of Ryan Beck in 1998.

     The increase in professional fees during the 2003 quarter compared to the same 2002 period consisted of higher fees associated with the Seisint litigation and the consideration of a potential Levitt spin-off. For a more detailed discussion on the Seisint litigation see “Related Party Transactions” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     In April 2003, the Company announced its plan to pursue a spin-off of Levitt in a tax-free transaction. The Company determined that Levitt’s future growth prospects would be enhanced as a freestanding entity with independent access to the capital markets. The proposed spin-off is subject to several conditions, including the receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to the Company and its shareholders and any required regulatory approvals. Depending on the timing of the receipt of the ruling and any required regulatory approvals, we expect the spin-off to take place by the end of the fourth quarter of 2003.

Financial Condition

     Our total assets at March 31, 2003 were $5.8 billion compared to $5.4 billion at December 31, 2002. The increase in total assets primarily resulted from:

•	The purchase of approximately $675 million of hybrid adjustable rate residential loans in response to the historically low interest rate environment during the period.

•	The origination of and participation in commercial real estate loans

•	The origination of home equity loans.

•	The purchase of approximately $125 million of callable agency securities classified as available for sale.

•	Increases in real estate held for development and sale and joint venture activities due to higher Levitt and Sons real estate inventory.

•	Higher other assets balances associated with the issuance of forgivable loans and an increase in deferred offering costs in connection with the trust preferred securities offerings.

     The above increases in total assets were partially offset by:

•	Declines in short term investments due to purchases of residential real estate loans.

•	Accelerated loan repayments due to the historically low interest rate environment.

•	Continued run-off in the syndications, leasing, international and indirect lending areas, which were discontinued activities.

•	Reduction in tax certificate balances primarily related to certificate repayments.

•	Lower securities owned associated with a decline in The GMS Group’s municipal securities balances.

     BankAtlantic made significant purchases of hybrid adjustable rate residential loans during the first quarter of 2003 in order to replace loans and mortgage-backed securities which experienced accelerated repayments.

     The Company’s total liabilities at March 31, 2003 were $5.3 billion compared to $5.0 billion at December 31, 2002.

BankAtlantic Bancorp, Inc.

     The increase in total liabilities primarily resulted from:

•	The issuance in the aggregate of $65.0 million of trust preferred securities.

•	Additional borrowings by Levitt to fund land purchases and construction activities.

•	Higher transaction and savings account balances resulting from BankAtlantic’s seven-day banking and totally free checking account initiatives.

•	Higher short term borrowings to fund loan and securities available for sale purchases.

•	Increase in securities sold but not yet purchased associated with Ryan Beck trading activities.

•	Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes as well as higher current income tax liability.

     The above increases in total liabilities were partially offset by:

•	Lower deposit balances due to certificate of deposit account withdrawals.

•	Reduced due to clearing agent balances associated with Ryan Beck’s trading activities.

•	Repayments of a bank line of credit from the proceeds of the trust preferred securities offerings.

     Stockholders’ equity at March 31, 2003 was $479.6 million compared to $469.3 million at December 31, 2002. The increase was primarily attributable to earnings of $14.4 million and the issuance of common stock upon the exercise of stock options and issuance of restricted Class A Stock. Offsetting the above increases were reductions in stockholders’ equity of $2.6 million associated with activity in other comprehensive income and the payment of $1.8 million in dividends on common stock. Included in the change in other comprehensive income was a $446,000 loss associated with the minimum pension liability, a $2.4 million decline in unrealized gains on securities available for sale, a $246,000 unrealized loss on interest rate swap activity and a $448,000 gain associated with the activities of Bluegreen Corporation.

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities and liquidation of equity securities it holds. The Company’s annual debt service associated with its subordinated debentures, trust preferred securities, and financial institution borrowings is approximately $16.0 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.2 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company, which payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. During 2002, the Company received $22.0 million of dividends from BankAtlantic.

     During the three months ended March 31, 2003, the Company participated in two pooled trust preferred securities offerings in which an aggregate of $65 million of trust preferred securities was issued, and in April 2003 the Company participated in a third pooled trust preferred securities offering in which $10 million of trust preferred securities were issued. The trust preferred securities pay distributions quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The net proceeds to the Company from the trust preferred securities offerings after placement fees and expenses were approximately $72.5 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

     The Company used the net proceeds from the above trust preferred securities offerings to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution and for general corporate purposes. The floating rate trust preferred securities increases the Company’s interest rate risk.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at March 31, 2003, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points and the facility matures on September 1, 2004.

BankAtlantic Bancorp, Inc.

     Certain covenants contained in a Levitt loan agreement restrict its ability to pay dividends to the Company. Ryan Beck has not paid dividends to the Company and it is not anticipated that Ryan Beck will pay dividends to the Company during 2003.

BankAtlantic Liquidity and Capital Resources

     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

     BankAtlantic’s primary sources of funds during the three months ended March 31, 2003 were deposits; principal repayments of loans and tax certificates and securities available for sale; maturities of securities held to maturity; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, to pay operating expenses, and to pay dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on all of BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $160 million with other banks to purchase federal funds and has established a $17.1 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At March 31, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic’s commitments to originate and purchase loans at March 31, 2003 were $368.8 million and $124.5 million, respectively, compared to $262.4 million and zero, respectively, at March 31, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $27.8 million and $108.0 million, respectively, at March 31, 2003 and at March 31, 2002, respectively. At March 31, 2003, loan commitments represented approximately 9.4% of loans receivable, net.

     As of March 31, 2003, the Company had approximately $358 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

     At the indicated date BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios

	Actual		Adequately	Well
			Capitalized	Capitalized
(in thousands)	Amount	Ratio	Ratio	Ratio

At March 31, 2003:
Total risk-based capital	$424,846	11.29%	8.00%	10.00%
Tier 1 risk-based capital	$355,780	9.46%	4.00%	6.00%
Tangible capital	$355,780	6.87%	1.50%	1.50%
Core capital	$355,780	6.87%	4.00%	5.00%
At December 31, 2002:
Total risk-based capital	$413,469	11.89%	8.00%	10.00%
Tier 1 risk-based capital	$347,927	10.01%	4.00%	6.00%
Tangible capital	$347,927	7.26%	1.50%	1.50%
Core capital	$347,927	7.26%	4.00%	5.00%

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific

BankAtlantic Bancorp, Inc.

capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2002.

Levitt Corporation Liquidity and Capital Resources

     Levitt Corporation’s primary source of funds during the three months ended March 31, 2003 were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were primarily utilized for the development, construction and acquisition of real estate inventory and to repay borrowings, to invest in a joint venture and to fund operations.

     Levitt has entered into various loan agreements to provide financing for acquisitions and site improvements and construction of residential units. As of March 31, 2003, these loan agreements provided for advances on a revolving loan basis up to a maximum of $203.0 million, of which approximately $115.1 million was outstanding at March 31, 2003 and approximately $87.9 million was available for future fundings, subject to available collateral. The loans are secured by mortgages on the subject properties including improvements with carrying values aggregating approximately $169.2 million at March 31, 2003.

     Some of Levitt’s borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to BankAtlantic Bancorp. At March 31, 2003, Levitt was in compliance with all loan agreement financial covenants.

     In many cases, Levitt provides home purchasers with warranties against certain defects for a period of up to two years from the date of purchase. Levitt provides for estimated warranty costs when the home is sold and continuously monitors its warranty exposure and service program.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary source of funds during the three months ended March 31, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned and fund capital expenditures.

     In the ordinary course of business, Ryan Beck borrows under an agreement with its Clearing Broker by pledging securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker’s discretion. Additionally, the amount financed is also impacted by the market value of the securities owned which are pledged as collateral.

     At March 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit (“CDs”) from Ryan Beck’s certificate of deposit wholesale business. There were no amounts outstanding under this facility at March 31, 2003.

     As part of the Gruntal transaction, Ryan Beck acquired the operations of GMS. A part of GMS’s business is investing in below investment grade securities. These securities are not readily marketable and the fair values of these securities may change significantly from period to period resulting in considerable markups or markdowns occurring from period to period. Approximately $51.0 million par value of GMS’s securities owned with an estimated fair value and carrying value of approximately $8.0 million were in default. These securities are not readily marketable, and Ryan Beck’s ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was approximately $14.2 million, which was $13.2 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the

BankAtlantic Bancorp, Inc.

clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2003 resulting from a change in interest rates. Interest rate sensitive instruments included in the model were our:

•	Loan portfolio,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal Funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal Funds purchased,

•	Notes and Bonds payable,

•	Subordinated Debentures,

•	Trust Preferred Securities,

•	Forward contracts,

•	Interest rate swaps, and

•	Off-balance sheet loan commitments.

     The model calculates the net potential gains and losses in net portfolio fair value by:

(i)	discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts at market rates to determine fair values at March 31, 2003, and

(ii)	discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values.

(iii)	The difference between the fair value calculated in (i) and (ii) is the potential gain or loss in net portfolio fair values.

     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented is indicative of the value that would be realized in a sale. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

BankAtlantic Bancorp, Inc.

     Presented below is an analysis of the Company’s interest rate risk at March 31, 2003 as calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change

(dollars in thousands)
+200 bp	$553,146	$64,910
+100 bp	$537,857	$49,621
0	$488,236	$—
-100 bp	$423,216	$(65,020)
-200 bp	$357,866	$(130,370)

     In preparing the above table, the Company makes various assumptions to determine the net portfolio value at the assumed changes in interest rate. These assumptions include:

•	Interest rates,

•	loan prepayment rates,

•	deposit decay rates,

•	market values of certain assets under the representative interest rate scenarios, and

•	re-pricing of certain deposits and borrowings.

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

     Our net interest margin has declined since September 2002. We expect this situation could continue to negatively impact our earnings for at least two quarters or for as long as rates remain at these historically low levels.

Equity Price Risk

     The Company also maintains a portfolio of securities owned and available for sale securities which subjects it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold but not yet purchased, and available for sale securities at March 31, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

		Available	Securities
Percent	Securities	for Sale	Sold Not
Change in	Owned	Securities	Yet	Dollar
Fair Value	Fair Value	Fair Value	Purchased	Change

(dollars in thousands)
20%	$185,183	$642	$(59,712)	$21,019
10%	$169,751	$589	$(54,736)	$10,509
0%	$154,319	$535	$(49,760)	$—
(10)%	$138,887	$482	$(44,784)	$(10,509)
(20)%	$123,455	$428	$(39,808)	$(21,019)

BankAtlantic Bancorp, Inc.

     Excluded from the above table was $3.4 million of investments in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold but not yet purchased and futures contracts. Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck’s ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risks associated with the nonperformance of these counter parties in fulfilling their contractual obligations. Ryan Beck is also exposed to risks associated with its securities owned and GMS’s investments in below investment grade securities.

Item 4. Controls and Procedures

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

Limitations on the Effectiveness of Controls

     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 10.1	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X
	Exhibit 10.2	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X.
	Exhibit 10.3	Amended and Restated Declaration of Trust of BBC Capital Trust XI
	Exhibit 10.4	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust XI.
	Exhibit 10.5	Amended and Restated Declaration of Trust of BBC Capital Trust XII
	Exhibit 10.6	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust XII.
	Exhibit 11	Statement re: Computation of Per Share Earnings
	Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed on January 8, 2003 for the purpose of announcing the appointment of D. Keith Cobb to its Board of Directors.

Form 8-K filed on January 13, 2003 for the purpose of announcing the dismissal of KPMG as the Company’s independent public accountants and the engagement of PriceWaterhouseCoopers (“PWC”) as the Company’s principal independent public accountants.

Form 8-K filed on February 7, 2003 for the purpose of announcing the Company’s fourth quarter and year 2002 earnings as well as a restatement of its second and third quarter 2002 earnings.

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

May 15, 2003 Date	By:	/s/Alan B. Levan Alan B. Levan Chief Executive Officer/ Chairman/President

May 15, 2003 Date	By:	/s/James A. White James A. White Executive Vice President, Chief Financial Officer

BankAtlantic Bancorp, Inc.

I, James A. White, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BankAtlantic Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

By:/s/ James A. White

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

Date: May 15, 2003

By:/s/Alan B. Levan

Alan B. Levan,
Chief Executive Officer