Form 10-Q
period 2003-06-30
BANKATLANTIC BANCORP INC
filed 2003-08-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 7, 2003

Class A Common Stock, par value $0.01 per share	53,948,805
Class B Common Stock, par value $0.01 per share	4,876,124

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003 — UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Signatures
EX-11 STATEMENT RE: COMPUTATION PER SHARE EARNINGS
EX-31.1 CERTIFICATION PURSUANT SECTION 302
EX-31.2 CERTIFICATION PURSUANT SECTION 302
EX-32.1 CERTIFICATION PURSUANT SECTION 906
EX-32.2 CERTIFICATION PURSUANT SECTION 906

Part I. FINANCIAL INFORMATION

Page

Reference
Item 1. Financial Statements	1-23
Consolidated Statements of Financial Condition — June 30, 2003 and 2002 and December 31, 2002 — Unaudited	4
Consolidated Statements of Operations — For the Three and Six Months Ended June 30, 2003 and 2002 — Unaudited	5-6
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – For the Six Months Ended June 30, 2003 and 2002 — Unaudited	7
Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2003 and 2002 — Unaudited	8-9
Notes to Consolidated Financial Statements — Unaudited	10-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	44-45
Item 4. Controls and Procedures	45-46
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	47
Item 6. Exhibits and Reports on Form 8-K	47
Signatures	48

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,	June 30,
(In thousands, except share data)	2003	2002	2002

ASSETS
Cash and due from depository institutions	$127,150	$200,600	$150,468
Federal funds sold and securities purchased under resell agreements	—	50,145	149
Securities available for sale (at fair value)	509,572	707,858	767,648
Securities owned (at fair value)	224,405	186,454	244,000
Investment securities and tax certificates (approximate fair value: $208,622, $212,698 and $461,020)	208,621	212,240	453,778
Loans receivable, net of allowance for loan losses of $49,576, $48,022 and $48,587	4,024,340	3,372,630	3,564,143
Federal Home Loan Bank stock, at cost which approximates fair value	69,131	64,943	60,732
Accrued interest receivable	34,162	33,984	36,687
Real estate held for development and sale and joint ventures	268,546	252,087	237,962
Investment in unconsolidated real estate subsidiary	64,381	60,695	58,205
Office properties and equipment, net	92,174	92,699	92,740
Deferred tax asset, net	34,527	35,316	38,857
Goodwill	76,674	78,612	83,526
Core deposit intangible asset	12,864	13,757	14,664
Other assets	64,931	58,991	91,833

Total assets	$5,811,478	$5,421,011	$5,895,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits Interest free checking	$546,805	$462,718	$412,425
NOW accounts	455,514	399,985	335,414
Savings accounts	191,586	163,641	149,967
Insured money fund savings	850,579	775,175	769,390
Certificate accounts	859,896	1,119,036	1,312,902

Total deposits	2,904,380	2,920,555	2,980,098

Advances from FHLB	1,332,300	1,297,170	1,218,926
Securities sold under agreements to repurchase	218,141	116,279	491,735
Federal funds purchased	155,000	—	80,000
Subordinated debentures, notes and bonds payable	140,810	193,816	195,243
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	255,375	180,375	155,125
Securities sold but not yet purchased	34,968	38,003	68,325
Due to clearing agent	112,410	78,791	94,312
Other liabilities	162,263	126,688	165,300

Total liabilities	5,315,647	4,951,677	5,449,064

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 53,753,721, 53,441,847 and 53,392,502 shares	538	534	534
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	254,532	252,699	253,127
Unearned compensation — restricted stock grants	(1,133)	(1,209)	(1,285)
Retained earnings	241,632	213,692	184,768

Total stockholders’ equity before accumulated other comprehensive income	495,618	465,765	437,193
Accumulated other comprehensive income	213	3,569	9,135

Total stockholders’ equity	495,831	469,334	446,328

Total liabilities and stockholders’ equity	$5,811,478	$5,421,011	$5,895,392

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
(In thousands, except share and per share data)	Ended June 30,		Ended June 30,

Interest income:	2003	2002	2003	2002

Interest and fees on loans and leases	$54,257	$59,325	$107,253	$106,396
Interest and dividends on securities available for sale	7,686	11,804	16,343	23,870
Interest and dividends on other investment securities	5,281	8,453	10,474	16,456
Interest and dividends on securities owned	4,801	3,472	9,148	4,170

Total interest income	72,025	83,054	143,218	150,892

Interest expense:
Interest on deposits	9,758	17,106	20,927	32,432
Interest on advances from FHLB	15,291	15,676	30,607	30,596
Interest on securities sold under agreements to repurchase and federal funds purchased	1,248	2,113	2,067	3,497
Interest on subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	6,792	6,853	13,011	11,461
Capitalized interest on real estate developments and joint ventures	(1,608)	(1,613)	(3,182)	(2,831)

Total interest expense	31,481	40,135	63,430	75,155

Net interest income	40,544	42,919	79,788	75,737
Provision for loan losses	1,490	6,139	2,340	8,704

Net interest income after provision for loan losses	39,054	36,780	77,448	67,033

Non-interest income:
Investment banking income	58,091	38,191	116,075	51,239
Gains on sales of real estate developed for sale and joint venture activities	20,515	12,466	34,303	24,443
Income from unconsolidated real estate subsidiary	2,319	1,741	2,438	1,741
Service charges on deposits	9,605	5,687	18,163	10,550
Other service charges and fees	6,071	3,550	9,989	6,655
(Losses) gains on securities activities	(19)	3,083	365	6,122
Impairment of securities	—	(18,157)	—	(18,157)
Other	3,467	2,765	6,719	4,633

Total non-interest income	100,049	49,326	188,052	87,226

Non-interest expense:
Employee compensation and benefits	69,015	53,902	136,047	80,765
Occupancy and equipment	9,891	10,551	19,898	17,845
Advertising and promotion	5,298	3,774	9,029	5,984
Selling, general and administrative expenses	3,935	3,142	7,078	5,777
Amortization of intangible assets	439	454	893	454
Restructuring charges and writedowns	1,906	1,007	1,906	1,007
Acquisition related charges and impairments	—	3,922	—	4,996
Professional fees	4,917	2,423	8,672	3,691
Communications	4,644	3,313	8,909	4,227
Floor broker and clearing fees	2,519	2,467	4,921	3,316
Other	9,727	8,528	19,236	14,235

Total non-interest expense	112,291	93,483	216,589	142,297

Income (loss) before income taxes, extraordinary item and cumulative effect of a change in accounting principle	26,812	(7,377)	48,911	11,962
Provision (benefit) for income taxes	9,603	(3,890)	17,344	2,869

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	17,209	(3,487)	31,567	9,093
Extraordinary item (less applicable income taxes of $2,711)	—	23,810	—	23,810
Cumulative effect of a change in accounting principle (less applicable income taxes of $1,246)	—	—	—	(15,107)

Net income	$17,209	$20,323	$31,567	$17,796

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Earnings per share
Basic earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	$0.30	$(0.06)	$0.54	$0.16
Basic earnings per share from extraordinary item	—	0.41	—	0.41
Basic earnings (loss) per share from cumulative effect of a change in accounting principle	—	—	—	(0.26)

Basic earnings per share	$0.30	$0.35	$0.54	$0.31

Diluted earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	$0.28	$(0.06)	$0.51	$0.15
Diluted earnings per share from extraordinary item	—	0.41	—	0.39
Diluted earnings (loss) per share from cumulative effect of a change in accounting principle	—	—	—	(0.25)

Diluted earnings per share	$0.28	$0.35	$0.51	$0.29

Basic weighted average number of common shares outstanding	58,321,020	57,973,880	58,246,733	57,918,382

Diluted weighted average number of common and common equivalent shares outstanding	61,898,924	57,973,880	63,047,682	60,887,362

See Notes to Consolidated Financial Statements — Unaudited

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$17,796	—	—	17,796	—	—	17,796

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $2,830)	(3,133)
Accumulated loss associated with cash flow hedges (less income tax benefit of $306)	(998)
Reclassification adjustment for cash flow hedges	264
Reclassification adjustment for net gains included in net income	(1,898)

Other comprehensive loss	(5,765)

Comprehensive income	$12,031

Dividends on Class A Common Stock		—	—	(3,095)	—	—	(3,095)
Dividends on Class B Common Stock		—	—	(282)	—	—	(282)
Issuance of Class A common stock		2	870	—	—	—	872
Tax effect relating to the exercise of stock options		—	365	—	—	—	365
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Issuance of subsidiary common stock and options		—	665	—	—	—	665
Amortization of unearned compensation — restricted stock grants		—	—	—	74	—	74
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(5,765)	(5,765)

BALANCE, JUNE 30, 2002		$583	$253,127	$184,768	$(1,285)	$9,135	$446,328

BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$31,567	—	—	31,567	—	—	31,567

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $3,437)	(5,876)
Minimum pension liability (less income tax provision of $930)	1,652
Unrealized gain associated with investment in unconsolidated real estate subsidiary (less income tax provision of $638)	742
Accumulated gain associated with cash flow hedges (less income tax provision of $349)	100
Reclassification adjustment for cash flow hedges	260
Reclassification adjustment for net gain included in net income	(234)

Other comprehensive loss	(3,356)

Comprehensive income	$28,211

Dividends on Class A Common Stock		—	—	(3,325)	—	—	(3,325)
Dividends on Class B Common Stock		—	—	(302)	—	—	(302)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of Class A common stock		4	988	—	—	—	992
Tax effect relating to the exercise of stock options		—	634	—	—	—	634
Amortization of unearned compensation — restricted stock grants		—	—	—	76	—	76
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(3,356)	(3,356)

BALANCE, JUNE 30, 2003		$587	$254,532	$241,632	$(1,133)	$213	$495,831

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
(In thousands)	Ended June 30,

	2003	2002

Operating activities:
Income before extraordinary item and cumulative effect of a change in accounting principle	$31,567	$9,093
Income from extraordinary item, net of tax	—	23,810
Cumulative effect of a change in accounting principle, net of tax	—	(15,107)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Provision for credit losses *	3,695	9,698
Impairment of goodwill	—	16,353
Impairment of property and equipment	257	205
Impairment of securities	—	18,157
Acquisition related impairment	—	515
Depreciation, amortization and accretion, net	8,550	2,221
Amortization of intangible assets	893	454
Change in real estate inventory	(20,347)	(39,572)
Securities owned activities, net	(37,951)	(23,795)
Securities sold but not yet purchased, net	(3,035)	28,616
Equity in joint venture earnings	(2,235)	(1,939)
Equity in earnings of unconsolidated subsidiary	(2,438)	(1,741)
Loans held for sale activity, net	3,866	14,714
Proceeds from sales of loans classified as held for sale	3,658	2,070
Gains on securities activities	(365)	(6,122)
(Gains) losses on sales of real estate owned	(326)	128
Gain on Gruntal transaction	—	(26,521)
Losses on sales of property and equipment	5	336
Gains on sales of in-store branches	—	(384)
Loss on debt redemption	1,649	—
Decrease (Increase) in deferred tax asset, net	2,309	(14,662)
Issuance of subsidiary stock options	—	770
Increase in accrued interest receivable	(178)	(161)
Increase in other assets	(12,127)	(28,250)
Increase (decrease) in due to clearing agent	33,619	(17,355)
Increase in other liabilities	39,667	21,951

Net cash provided (used) in operating activities	50,733	(26,518)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	101,999	100,071
Purchase of investment securities and tax certificates	(99,272)	(142,246)
Purchases of securities available for sale	(183,215)	(211,928)
Proceeds from sales and maturities of securities available for sale	372,034	363,345
(Purchases) redemptions of FHLB stock, net	(4,188)	3,759
Purchases and net originations of loans and leases	(662,206)	(204,512)
Proceeds from sales of real estate owned	1,770	2,874
Net additions to office property and equipment	(5,744)	(16,265)
Increase in investments in unconsolidated subsidiary	—	(53,736)
Investment in and advances to joint ventures, net	7,123	3,143
Net cash proceeds from the sale of Cumberland Advisors, Inc.	1,235	—
Acquisitions, net of cash acquired	—	(52,783)

Net cash used in investing activities	(470,464)	(208,278)

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
(In thousands)	Ended June 30,

	2003	2002

Financing activities:
Net (decrease) increase in deposits	(16,175)	87,045
Reduction in deposits from sale of in-store branch	—	(22,241)
Repayments of FHLB advances	(239,368)	(99,450)
Proceeds from FHLB advances	275,000	75,000
Net increase in securities sold under agreements to repurchase	101,862	85,665
Net increase in federal funds purchased	155,000	19,000
Repayment of notes and bonds payable	(125,650)	(33,891)
Proceeds from notes and bonds payable	73,102	76,315
Issuance of common stock	992	872
Issuance of common stock in unconsolidated subsidiary	—	(105)
Issuance of trust preferred securities	75,000	80,375
Common stock dividends paid	(3,627)	(3,377)

Net cash provided in financing activities	296,136	265,208

(Decrease) increase in cash and cash equivalents	(123,595)	30,412
Cash and cash equivalents at beginning of period	250,745	120,205

Cash and cash equivalents at end of period	$127,150	$150,617

Supplementary disclosure on non-cash investing and financing activities:
Interest paid	$68,961	$76,827
Income taxes paid	10,822	14,013
Loans transferred to real estate owned	749	10,822
Net loan charge-offs	52	15,350
Tax certificate net charge-offs	256	1,178
Increase in equity for the tax effect related to the exercise of employee stock options	634	365
Transfer of securities available for sale to investment in unconsolidated subsidiary	—	2,728
Transfer of relocated branch to real estate held for sale	1,000	—
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	3,675
Acquisition goodwill adjustments	(734)	(639)
Change in accumulated other comprehensive income	(3,356)	(5,765)
Change in deferred taxes on other comprehensive income	(1,520)	(3,136)
Issuance of Class A Common Stock upon conversion of subordinated debentures	211	25

* Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company. The Company’s principal assets include the capital stock of BankAtlantic and its subsidiaries, Levitt Corporation and its subsidiaries (“Levitt”) and Ryan Beck & Co., Inc. and its subsidiaries (“Ryan Beck”). BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt’s principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt’s principal assets include Core Communities, LLC, Levitt and Sons, LLC and its investment in Bluegreen Corporation (“Bluegreen”). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is primarily a developer of single-family home communities and condominiums and has participated in condominium and rental apartment joint ventures primarily in Florida. Bluegreen, a New York Stock Exchange listed company in which we own approximately 40% of the outstanding common stock, is a developer of primarily drive-to vacation interval resorts, golf communities and residential land. Ryan Beck is an investment banking and brokerage firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $26.2 million of loans from BankAtlantic to Levitt, $30.0 million of loans from the Company to Levitt and $5.0 million of loans from the Company to Ryan Beck.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company’s consolidated financial condition at June 30, 2003, December 31, 2002 and June 30, 2002, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, the consolidated stockholders’ equity and comprehensive income for the six months ended June 30, 2003 and 2002 and the consolidated cash flows for the six months ended June 30, 2003 and 2002. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2003. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the three months ended March 31, 2003.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share data)	2003	2002	2003	2002

Pro forma net income
Net income, as reported	$17,209	$20,323	$31,567	$17,796
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	90	812	142	844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(566)	(1,137)	(962)	(1,495)

Pro forma net income	$16,733	$19,998	$30,747	$17,145

Earnings per share:
Basic as reported	$0.30	$0.35	$0.54	$0.31

Basic pro forma	$0.29	$0.34	$0.53	$0.30

Diluted as reported	$0.28	$0.35	$0.51	$0.29

Diluted pro forma	$0.27	$0.34	$0.50	$0.28

     During the second quarter of 2003, the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 777,100 shares of Class A Common Stock under the BankAtlantic Bancorp Amended and Restated 2001 Stock Option Plan. The options vest in five years and expire ten years after the grant date except for stock options granted to non-employee Directors, which vested immediately. All options granted during the second quarter of 2003 had an exercise price equal to the fair market value of the underlying common stock at the date of grant.

     No compensation expense was recognized in connection with the option grants since the exercise price equaled the market value of the underlying common stock on the date of grant. The options granted during the second quarter of 2003 had an average fair value of $4.78 per option based on the fair value recognition provisions of SFAS No. 123.

     During the second quarter, 2002, Ryan Beck’s Board of Directors granted, pursuant to the Ryan Beck & Co., Inc. Common Stock Option Plan (the “Plan”), options to acquire an aggregate of 470,000 common shares of Ryan Beck. The fair value of the common stock options was determined based on an independent appraisal. The second quarter 2002 compensation charge of $770,000 associated with these options was based on a fair value estimate from the independent appraiser.

     In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key employees of Ryan Beck. All participant accounts under the plan vested on June 28, 2002 and the participants received in the aggregate 5,941 shares of Class A Common Stock, $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million bearing interest at 5.75%. In May 2003, the Company repaid the notes payable at face value plus accrued interest.

     3.     Trust Preferred Securities, Convertible Debentures and Common Stock

     During the six months ended June 30, 2003, the Company participated in pooled trust preferred securities offerings in which an aggregate of $75 million of trust preferred securities were issued in three separate transactions. The trust preferred securities pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The sales of the trust preferred securities were part of larger pooled trust preferred securities offerings and

BankAtlantic Bancorp, Inc.

were not registered under the Securities Act of 1933. The net proceeds to the Company from the trust preferred securities offerings, after placement fees and expenses, were approximately $73 million. These net proceeds were used to redeem $45.8 million of the Company’s 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of borrowings under the Company’s credit facility with an unrelated financial institution and for general corporate purposes.

     The Convertible Subordinated Debentures were redeemed in April 2003 at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of Class A Common Stock. Included in restructuring charges and writedowns in the Company’s statement of operations during the three months ended June 30, 2003 was a $732,000 write off of deferred offering costs and a $917,000 call premium incurred in connection with this redemption.

     In March 2002, the Company completed an underwritten public offering in which the Company’s wholly-owned statutory trust (“BBC Capital Trust II”) issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to the Company from the publicly offered trust preferred securities, after underwriting discounts and expenses, were approximately $53.3 million. The Company used the net proceeds to fund acquisitions and for general corporate purposes.

     In June 2002, the Company participated in a pooled trust preferred securities offering in which $25 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at floating rate equal to 3-month LIBOR plus 345 basis points. The $24.2 million of net proceeds to the Company were used for general corporate purposes.

4. Securities Owned

     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realized gains and losses from proprietary trading activities which included the activities of its wholly owned subsidiary, The GMS Group, LLC (“GMS”).

     Ryan Beck’s securities owned (at fair value) consisted of the following: (in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

Debt obligations (1):
States and municipalities	$111,254	$119,417	$133,448
Corporations	43,950	5,344	19,535
U.S. Government and agencies	33,107	26,004	46,306
Corporate equities	11,744	19,280	10,843
Mutual funds	22,013	16,409	33,868
Certificates of deposit	2,337	—	—

	$224,405	$186,454	$244,000

(1)	Includes $133.7 million and $108.3 million of securities owned by GMS, of which approximately $9.2 million and $9.7 million were not accruing interest at June 30, 2003 and December 31, 2002, respectively. These securities are not readily marketable and the ability of Ryan Beck to realize its investment in these securities will depend on future market conditions.

     Primarily to finance its securities inventory, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. As of June 30, 2003, December 31, 2002 and June 30, 2002 the balances due to the clearing broker were $112.4 million, $78.8 million and $94.3 million, respectively.

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities sold but not yet purchased consisted of the following: (in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

States and municipalities	$2,221	$9,566	$16,367
Corporations	3,706	1,159	11,728
U.S. Government and agencies	14,599	23,587	33,487
Corporate equities	12,712	3,691	6,743
Certificates of deposit	1,730	—	—

	$34,968	$38,003	$68,325

5. Impairment of Securities

     During the second quarter of 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during the second quarter of 2002, the Company also recognized an impairment charge of $3.2 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. As a result of these losses, we revised our policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. The Company did not recognize impairments on securities during the three and six months ended June 30, 2003.

6. Loans Receivable

     The loan and lease portfolio consisted of the following components: (in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

Real estate loans:
Residential	$1,869,668	$1,378,041	$1,563,373
Commercial and construction	2,170,504	1,973,903	1,965,801
Small business	99,760	98,494	90,393
Other loans:
Second mortgages — direct	287,761	261,579	217,145
Second mortgages — indirect	1,312	1,713	1,907
Commercial business	87,374	82,174	69,610
Lease financing	19,710	31,279	41,872
Small business — non-mortgage	54,965	62,599	64,504
Deposit overdrafts	3,278	2,487	1,630
Consumer loans — other direct	19,694	22,394	24,526
Consumer loans — other indirect	2,718	6,392	12,835
Loans held for sale:
Commercial syndications	14,707	14,499	19,506

Total gross loans	4,631,451	3,935,554	4,073,102

Adjustments:
Undisbursed portion of loans in process	(563,132)	(511,861)	(456,405)
Premiums related to purchased loans	11,172	2,159	(330)
Deferred fees	(5,575)	(5,200)	(3,637)
Allowance for loan losses	(49,576)	(48,022)	(48,587)

Loans receivable — net	$4,024,340	$3,372,630	$3,564,143

BankAtlantic Bancorp, Inc.

7. Real Estate Held for Development and Sale and Joint Venture Activities

     Real estate held for development and sale and joint venture activities consisted of the combined activities of Levitt and its subsidiaries as well as Levitt’s joint venture activities and a joint venture acquired in connection with the Community Savings Bankshares, Inc. (“Community”) acquisition.

     Real estate held for development and sale and joint ventures consisted of the following: (in thousands)

	June 30	December 31,	June 30
	2003	2002	2002

Land and land development costs	$170,746	$161,826	$148,802
Construction costs	34,673	23,412	23,399
Other costs	13,054	12,888	9,804
Investments and loans to joint ventures	47,016	51,904	50,760
Other (1)	3,057	2,057	5,197

	$268,546	$252,087	$237,962

(1)	During the second quarter of 2003, the Company relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss of $257,000.

     The components of gains on sales of real estate developed for sale and joint venture activities were as follows: (in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Sales of real estate	$67,039	$46,864	$120,003	$84,717
Cost of sales	48,741	35,438	87,935	62,213

Gains on sales of real estate	18,298	11,426	32,068	22,504
Gains on joint venture activities	2,217	1,040	2,235	1,939

Gains on sales of real estate developed for sale and joint venture activities	$20,515	$12,466	$34,303	$24,443

8. Derivatives

     The following table outlines the notional amount and fair value of the Company’s derivatives outstanding at June 30, 2003: (in thousands)

			Paying	Receiving
	Notional		Index/Fixed	Index/Fixed	Termination
	Amount	Fair Value	Amount	Amount	Date

Five year pay fixed swaps	$25,000	$(2,467)	5.73%	3 mo. LIBOR	1/5/06
Three year pay fixed swaps	$50,000	$(1,154)	5.81%	3 mo. LIBOR	12/28/03

Forward contract to purchase adjustable rate mortgages	$17,745	$23

     The above interest rate swap contracts were originated in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The Company’s risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and

BankAtlantic Bancorp, Inc.

payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s Statements of Operations for the three and six months ended June 30, 2003 and 2002. The Company expects $293,000 of comprehensive income included in stockholders’ equity at June 30, 2003 associated with interest rate swaps to be reclassified into earnings within the next twelve months.

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

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

Bank Investments	Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services
Commercial Banking	Commercial lending, syndications, international, lease finance, trade finance and a real estate joint venture development
Community Banking	Indirect and direct consumer lending, small business lending and ATM operations
Levitt Corporation	Real estate and joint venture operations
Ryan Beck & Co., Inc.	Investment banking and brokerage operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, financing of acquisitions, equity earnings from the parent company’s 5% investment in Bluegreen Corporation and equity investments

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

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the three months ended June 30, 2003 and 2002:

	Bank	Levitt		Parent	Elimination	Segment
(in thousands)	Operations	Corporation	Ryan Beck	Company	Entries	Total

2003
Interest income	$67,336	$233	$4,801	$509	$(854)	$72,025
Interest expense	(26,877)	(8)	(850)	(4,260)	514	(31,481)
Provision for loan losses	(1,490)	—	—	—	—	(1,490)
Non-interest income	19,286	20,669	59,484	245	365	100,049
Non-interest expense	(38,193)	(10,530)	(61,212)	(2,331)	(25)	(112,291)

Segment profits and losses before taxes	20,062	10,364	2,223	(5,837)	—	26,812
Provision for income taxes	(7,103)	(3,997)	(544)	2,041	—	(9,603)

Segment net income (loss)	$12,959	$6,367	$1,679	$(3,796)	$—	$17,209

Segment average assets	$5,251,318	$324,907	$254,158	$82,498	$(125,655)	$5,787,226

2002
Interest income	$79,622	$384	$3,472	$454	$(878)	$83,054
Interest expense	(35,140)	(312)	(693)	(4,522)	532	(40,135)
Provision for loan losses	(6,139)	—	—	—	—	(6,139)
Non-interest income	13,542	13,344	39,631	(17,539)	348	49,326
Non-interest expense	(36,299)	(7,611)	(46,827)	(2,744)	(2)	(93,483)

Segment profits and losses before taxes	15,586	5,805	(4,417)	(24,351)	—	(7,377)
Provision for income taxes	(4,147)	(2,032)	1,546	8,523	—	3,890

Segment net income (loss)	$11,439	$3,773	$(2,871)	$(15,828)	$—	$(3,487)

Segment average assets	$5,214,011	$273,357	$218,784	$98,436	$(184,454)	$5,620,134

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income before extraordinary item and cumulative effect of a change in accounting principle for the six months ended June 30, 2003 and 2002:

	Bank	Levitt		Parent	Elimination	Segment
(in thousands)	Operations	Corporation	Ryan Beck	Company	Entries	Total

2003
Interest income	$134,264	$461	$9,148	$962	$(1,617)	$143,218
Interest expense	(54,647)	(249)	(1,575)	(7,904)	945	(63,430)
Provision for loan losses	(2,340)	—	—	—	—	(2,340)
Non-interest income	33,644	34,189	119,111	441	667	188,052
Non-interest expense	(73,427)	(18,668)	(121,712)	(2,787)	5	(216,589)

Segment profits and losses before taxes	37,494	15,733	4,972	(9,288)	—	48,911
Provision for income taxes	(13,134)	(6,072)	(1,386)	3,248	—	(17,344)

Segment net income (loss)	$24,360	$9,661	$3,586	$(6,040)	$—	$31,567

Segment average assets	$5,117,173	$316,904	$232,575	$85,219	$(111,476)	$5,640,395

2002
Interest income	$146,724	$798	$4,170	$765	$(1,565)	$150,892
Interest expense	(66,983)	(314)	(1,021)	(7,845)	1,008	(75,155)
Provision for loan losses	(8,704)	—	—	—	—	(8,704)
Non-interest income	22,896	25,398	53,229	(14,856)	559	87,226
Non-interest expense	(64,603)	(13,789)	(60,562)	(3,341)	(2)	(142,297)

Segment profits and losses before taxes	29,330	12,093	(4,184)	(25,277)	—	11,962
Provision for income taxes	(8,950)	(4,233)	1,464	8,850	—	(2,869)

Segment net income (loss)	$20,380	$7,860	$(2,720)	$(16,427)	$—	$9,093

Segment average assets	$4,774,506	$239,528	$159,079	$106,474	$(141,194)	$5,138,393

     The changes in the carrying amounts of goodwill for the six months ended June 30, 2003 were as follows:

	Bank	Levitt		Parent	Segment
(In thousands)	Operations	Corporation	Ryan Beck	Company	Total

Balance as of December 31, 2002	$71,224	$-	$1,658	$5,730	$78,612
Adjustments:
Allowance for Community loan losses acquired	(734)	-	-	-	(734)
Sale of Cumberland Advisors, Inc.	-	-	(1,204)	-	(1,204)

Balance as of June 30, 2003	$70,490	$-	$454	$5,730	$76,674

BankAtlantic Bancorp, Inc.

     Bank Operations consists of three reportable segments. The table below is segment information for the three months ended June 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

	For the Three Months Ended
	Bank Operations

	Bank	Commercial	Community	Bank Ops
(In thousands)	Investments	Banking	Banking	Total

2003
Interest income	$35,323	$25,607	$6,406	$67,336
Interest expense and overhead	(25,609)	(12,733)	(3,547)	(41,889)
Provision for loan losses	30	(1,394)	(126)	(1,490)
Direct non-interest income	60	1,929	2,598	4,587

Segment profits and losses before taxes	6,849	11,389	1,824	20,062
Provision for income taxes	(2,425)	(4,032)	(646)	(7,103)

Segment net income	$4,424	$7,357	$1,178	$12,959

Segment average assets (1)	$2,772,231	$1,718,471	$478,825	$4,969,527

2002
Interest income	$46,202	$26,906	$6,514	$79,622
Interest expense and overhead	(31,477)	(15,767)	(3,963)	(51,207)
Provision for loan losses	59	(5,933)	(265)	(6,139)
Direct non-interest income	3,101	752	2,538	6,391

Segment profits and losses before taxes	14,107	2,571	(1,092)	15,586
Provision for income taxes	(3,753)	(684)	290	(4,147)

Segment net income (loss)	$10,354	$1,887	$(802)	$11,439

Segment average assets (1)	$2,891,958	$1,616,326	$406,204	$4,914,488

(1)	Segment average assets excludes Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

BankAtlantic Bancorp, Inc.

     Bank Operations consists of three reportable segments. The table below is segment information for the six months ended June 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

	For the Six Months Ended
	Bank Operations

	Bank	Commercial	Community	Bank Ops
(In thousands)	Investments	Banking	Banking	Total

2003
Interest income	$70,515	$50,841	$12,908	$134,264
Interest expense and overhead	(50,528)	(26,500)	(7,364)	(84,392)
Provision for loan losses	(343)	(2,625)	628	(2,340)
Direct non-interest income	120	2,830	5,026	7,976

Segment profits and losses before taxes	13,200	19,780	4,514	37,494
Provision for income taxes	(4,622)	(6,935)	(1,577)	(13,134)

Segment net income (loss)	$8,578	$12,845	$2,937	$24,360

Segment average assets (1)	$2,641,812	$1,711,489	$475,910	$4,829,211

2002
Interest income	$83,877	$50,837	$12,010	$146,724
Interest expense and overhead	(58,362)	(29,745)	(7,179)	(95,286)
Provision for loan losses	(141)	(8,148)	(415)	(8,704)
Direct non-interest income	3,289	1,380	4,727	9,396

Segment profits and losses before taxes	22,339	8,354	(1,363)	29,330
Provision for income taxes	(6,631)	(2,704)	385	(8,950)

Segment net income (loss)	$15,708	$5,650	$(978)	$20,380

Segment average assets (1)	$2,615,143	$1,565,515	$371,653	$4,552,311

(1)	Segment average assets excludes Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

     The changes in the carrying amounts of goodwill for the six months ended June 30, 2003 were as follows:

	Bank Operations

	Bank	Commercial	Community	Bank Ops
(In thousands)	Investments	Banking	Banking	Total

Balance as of December 31, 2002	$34,322	$35,977	$925	$71,224
Allowance for Community loan losses acquired	—	(734)	—	(734)

Balance as of June 30, 2003	$34,322	$35,243	$925	$70,490

10. Transitional Goodwill Impairment Evaluation

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

BankAtlantic Bancorp, Inc.

11. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were:

	June 30,	December 31,

	2003	2002

	(In thousands)
Commitment to sell fixed rate residential loans	$339	$88
Forward contract to purchase mortgage-backed securities	17,745	39,128
Commitments to purchase other investment securities	—	200
Commitments to purchase variable rate residential loans	29,000	300,643
Commitments to extend credit, including the undisbursed portion of loans in process	1,147,818	1,126,384
Standby letters of credit	23,012	35,927
Commercial lines of credit	148,931	209,708

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $15.9 million at June 30, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.1 million at June 30, 2003. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

     Levitt has provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees arose in order to obtain joint venture financing. Levitt and its joint venture partners would have to perform on their guarantees if the joint ventures default on the various loan agreements. At June 30, 2003 and December 31, 2002, Levitt had guarantees on $25.3 million and $26.2 million, respectively, of joint venture debt. Included in these guarantees were $23.9 million and $25.5 million of loans from BankAtlantic. Levitt’s management believes that based on the loans’ collateral, no payments will be required under the guarantees. The other joint venture partners are also guarantors to the joint venture debt and any payments associated with the guarantees may be recovered from these third parties.

     A development district for Levitt’s Tradition master planned community issued $28.8 million of bond anticipation notes to provide funding for phase I common infrastructure. The bond anticipation notes are direct obligations of the development district and are projected to be refinanced prior to maturity into long-term assessment or revenue bonds. The development district assesses property owners to fund debt service and the ultimate repayment of the bonds. Levitt is assessed based on its pro-rata ownership in the property. Levitt’s pro-rata share of the assessment transfers to third parties upon property sales. The assessment will be levied beginning in 2004.

12. Acquisitions and Sales of Subsidiaries

     On May 28, 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss. Cumberland’s loss before income taxes during the period from January 1, 2003 to May 28, 2003 was $4,000. Cumberland’s income before income taxes for the six months ended June 30, 2002 was $30,000.

     On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”) and acquired all of the membership interests in GMS. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to investment consultants participating in Gruntal’s deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the Gruntal transaction based on allegations that Ryan Beck is the “successor to Gruntal.” Ryan Beck has also been sued by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal whether pending or filed in the future. This action has been stayed by the court pursuant to

BankAtlantic Bancorp, Inc.

an order dated August 1, 2003, until the resolution of the Gruntal bankruptcy proceedings. Ryan Beck did not assume any of these liabilities in connection with these transactions. Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws in October, 2002 and Ryan Beck has filed a Proof of Claim with the Bankruptcy Court in the amount of $43.9 million asserting its right to indemnification from Gruntal under the asset purchase agreement for the costs of defending the above-referenced claims as well as any liability that may be assessed against Ryan Beck in such matters. For further information see Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     On March 22, 2002 BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. (“Community”), for $170.8 million in cash and immediately merged Community into BankAtlantic. The fair value of Community’s assets acquired and liabilities assumed is included in the Company’s statement of financial condition and Community’s results of operations have been included in the Company’s consolidated financial statements since March 22, 2002.

     The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively.

(in thousands)	Community	Gruntal	Total

Cash and interest earning deposits	$124,977	$886	$125,863
Securities available for sale	79,768	—	79,768
Trading securities	—	151,909	151,909
Loans receivable, net	621,964	—	621,964
FHLB Stock	8,063	—	8,063
Investments and advances to joint ventures	16,122	—	16,122
Goodwill	58,775	—	58,775
Core deposit intangible asset	15,117	—	15,117
Other assets	45,070	12,597	57,667

Fair value of assets acquired	969,856	165,392	1,135,248

Deposits	639,111	—	639,111
FHLB advances	138,981	—	138,981
Other borrowings	14,291	3,427	17,718
Securities sold not yet purchased	—	1,201	1,201
Payable to clearing broker	—	101,705	101,705
Other liabilities	6,674	27,402	34,076

Fair value of liabilities assumed	799,057	133,735	932,792
Fair value of net assets acquired over cost	—	(23,810)	(23,810)

Purchase price	170,799	7,847	178,646
Cash acquired	(124,977)	(886)	(125,863)

Purchase price net of cash acquired	$45,822	$6,961	$52,783

     Acquisition related charges and impairments during the three and six months ended June 30, 2002 included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition and the Gruntal transaction. In connection with the Community acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

     13.     New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“Consolidation of Variable Interest Entities”). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This

BankAtlantic Bancorp, Inc.

interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. Upon consolidation of a variable interest entity, the assets, liabilities and noncontrolling interest of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the statement of financial condition and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management completed its initial evaluation of Interpretation No. 46, concluding that one of its real estate joint ventures (“Riverclub”) and eleven of its statutory business trusts were variable interest entities. Management is currently reviewing various other contracts with third parties to determine if these arrangements represent variable interests. Management does not expect that the outcome of this review will have a material impact on the Company’s results of operations or financial condition.

     The statutory business trusts were formed to issue trust preferred securities. The Company, in its historical financial statements, has consolidated the statutory business trusts. The interpretation requires the Company to deconsolidate the statutory business trusts as the Company is not the primary beneficiary of these entities. If these trusts were deconsolidated as of June 30, 2003, the effect on the Company’s statement of financial condition would be an increase in investments in unconsolidated subsidiaries of $7.8 million with a corresponding increase in guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures. The effect of the deconsolidation on the Company’s statement of operations for the three and six months ended June 30, 2003 would be an increase in income from unconsolidated subsidiaries of $78,000 and $196,000, respectively, with a corresponding increase in interest expense on guaranteed preferred beneficial interests in the Company’s Junior Subordinated Debentures. The Company intends to initially deconsolidated the trusts during the third quarter of 2003; however, deconsolidation of the trusts in accordance with Interpretation No. 46 is currently under consideration by the FASB.

     The Riverclub joint venture was acquired in the Community acquisition. The Company has accounted for the Riverclub joint venture on the equity method of accounting in its historical financial statements. Based on the Company’s evaluation of the Riverclub operating and developer agreement, the Company is the primary beneficiary of the Riverclub joint venture and accordingly will include the activities of Riverclub in its consolidated financial statements. Upon acquisition on March 22, 2002, the Company’s investment in Riverclub was written down to fair value based on an appraisal. As a consequence, the consolidation of the Riverclub joint venture as of July 1, 2003 did not result in any gain or loss from the cumulative effect of a change in accounting principle.

     If the Riverclub joint venture were consolidated as of June 30, 2003, the effect on the Company’s consolidated statement of financial condition would be as follows:

Increase
(In thousands)	(Decrease)

Assets
Real estate held for development and sale and joint ventures	$(346)
Other assets	1,382

Change in total assets	$1,036

Liabilities and noncontrolling interest
Interest free checking	$(191)
Subordinated debentures, notes and bonds payable	1,651
Other liabilities	957
Noncontrolling interest	(1,381)

Change in total liabilities and noncontrolling interest	$1,036

BankAtlantic Bancorp, Inc.

     If the Riverclub joint venture were consolidated as of January 1, 2003, the effect on the Company’s consolidated statement of operations would be as follows:

	Three months	Six months
	Ended	Ended
	June 30, 2003	June 30, 2003
	Increase	Increase
(In thousands)	(Decrease)	(Decrease)

Gains on sales of real estate developed for sale and joint venture activities	$2,249	$3,404

Employee compensation and benefits	385	904
Occupancy and equipment	26	55
Advertising and promotion	110	298
Selling and general administrative expenses	494	710
Other	29	106

Change in non-interest expense	1,205	1,331
Non-controlling interest	(1,205)	(1,331)

Change in income before income taxes	$—	$—

     The purpose of the Riverclub joint venture is to develop 199 single-family homes, condominium units and duplexes that are located in Indian River County, Florida. The joint venture as of June 30, 2003 had total assets of $28.3 million. The maximum exposure to loss as a result of the Company’s involvement in the Riverclub joint venture at June 30, 2003 was estimated at $20.2 million.

     In May 2003, the FASB issued Statement No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement.

     This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company’s financial statements.

14. Reclassifications

     Certain amounts for prior periods have been reclassified to conform with the statement presentation for 2003.

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (“the Company”, which may also be referred to as “we,” “us,” or “our”) and its wholly owned subsidiaries for the three and six months ended June 30, 2003 and 2002, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida and its subsidiaries (“BankAtlantic” or “Bank”), Levitt Corporation and its subsidiaries (“Levitt”), a real estate development company, and Ryan Beck & Co., Inc. and its subsidiaries (“Ryan Beck”), a brokerage and investment banking firm.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of changes in accounting policies by the Securities and Exchange Commission; the impact of periodic testing of goodwill and other intangible assets for impairment, and with respect to the operations of Levitt Corporation (“Levitt”) and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company’s success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the proposed spin-off of Levitt Corporation which is subject to a number of risks and uncertainties that are subject to change based on factors including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the Board may in the future conclude that it is not in the best interest of the Company or the shareholders to pursue the spin-off. Further, this report contains forward-looking statements with respect to Ryan Beck & Co. and its subsidiary, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets and the ability of Ryan Beck to realize the carrying value of its securities upon a sale and the success of new lines of business. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the next year relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair market value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, the valuation of derivatives, the valuation of securities available for

BankAtlantic Bancorp, Inc.

sale and the valuation of real estate held for development and equity method investments. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan and lease losses, (ii) valuation of securities and derivative instruments, (iii) impairment of goodwill and other intangible assets, (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments and (vi) accounting for business combinations.

     For a more detailed discussion on these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidated Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

(In thousands)
Net interest income	$40,544	42,919	$79,788	$75,737
Provision for loan losses	1,490	6,139	2,340	8,704
(Losses) gains on sales of securities	(19)	3,083	365	6,122
Other non-interest income	100,068	46,243	187,687	81,104
Non-interest expense	112,291	93,483	216,589	142,297

Income (loss) before income taxes extraordinary item and cumulative effect of a change in accounting principle	26,812	(7,377)	48,911	11,962
Provision (benefit) for income taxes	9,603	(3,890)	17,344	2,869

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	17,209	(3,487)	31,567	9,093
Extraordinary item, net of tax	—	23,810	—	23,810
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(15,107)

Net income	$17,209	$20,323	$31,567	$17,796

For the Three Months Ended June 30, 2003 Compared to the Same 2002 Period:

     Income before extraordinary item and cumulative effect of a change in accounting principle was adversely impacted during 2002 by $18.2 million of impairment charges on equity securities at the parent company, $3.9 million of acquisition related charges and impairments associated with Ryan Beck’s Gruntal transaction and $1.1 million of ATM restructuring charges and impairments associated with banking activities. Income before extraordinary item and cumulative effect of a change in accounting principle was adversely impacted during 2003 by a $1.7 million charge associated with unamortized offering costs and call premiums on the early redemption of parent company 5.625% convertible subordinated debentures and a $257,000 impairment charge associated with a Bank branch relocation. Higher earnings from all of the Company’s principal business units contributed to the improvement in income during 2003. Higher Bank earnings reflect a decline in the provision for loan losses and a substantial increase in revenues from service charges on deposits. Levitt’s increased earnings resulted from substantially greater revenues from home and land closings. Ryan Beck’s improved earnings resulted from a significant increase in principal transaction revenues associated with improving stock market conditions.

     The Company’s net interest income decreased by 6% from the 2002 period. The decline in net interest income primarily resulted from a decline in the Bank’s net interest margin. This was partially offset by an increase in net interest income at Ryan Beck associated with the increased securities trading activities of financial consultants hired in connection with the Gruntal transaction.

     As mentioned, provision for loan losses declined from the 2002 period. The 76% decrease reflected a significant decline in loan delinquencies, non-performing assets and net charge-offs in the commercial real estate and lease financing portfolios.

     Losses on securities activities during the 2003 second quarter resulted from unrealized losses on derivative instruments. Gains on securities activities during the 2002 second quarter primarily resulted from sales of the Bank’s securities available for sale and parent company equity securities.

BankAtlantic Bancorp, Inc.

     Other non-interest income increased by 116% from the 2002 period. The increase primarily resulted from a substantial increase in revenues from Ryan Beck, higher revenues attributed to Levitt real estate activities and a significant increase in revenues from service charges from Bank operations. The substantial increase in income associated with Ryan Beck’s operations primarily resulted from the April 26, 2002 Gruntal transaction, which added approximately 500 financial consultants to Ryan Beck’s approximately 100 consultants. The increase in Bank operations revenues from service charges on deposits primarily resulted from an increase in checking accounts attributed to our new checking products and our seven-day branch banking initiative. The enhanced revenues from Levitt’s real estate operations reflect an increase in the number of homes sold at Levitt and Sons as well as an increase in land sales at Core Communities during the 2003 quarter compared to the 2002 quarter.

     Non-interest expense increased by 20% from 2002. Ryan Beck’s non-interest expense increased from $46.8 million during 2002 to $61.2 million during 2003 primarily as a result of the Gruntal transaction. Bank operations non-interest expense increased from $36.3 million to $38.2 million primarily due to increased compensation expenses and advertising costs associated with the implementation of the “Florida’s Most Convenient Bank” initiatives. Levitt’s non-interest expense increased from $7.6 million to $10.5 million due to the development of various new projects.

     During the 2002 second quarter, an extraordinary gain was recognized in connection with the Gruntal transaction. The extraordinary gain was recognized because the fair value of the net assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. Included in the assets acquired in the Gruntal transaction was the membership in GMS. The Company did not establish a deferred tax liability for the extraordinary gain associated with the acquisition of the GMS membership interest because the Company acquired the membership interest in GMS instead of the net assets.

For the Six Months Ended June 30, 2003 Compared to the Same 2002 Period:

     The increase in net income for the six months ended June 30, 2003 as compared to the 2002 period was primarily the result of the items discussed above. Net income for the 2002 period was negatively impacted by a cumulative effect of a change in accounting principle. Upon the implementation of FASB Statement 142, we performed the required goodwill impairment test as of January 1, 2002 and concluded that the goodwill assigned to the Ryan Beck reportable segment was impaired. As a consequence, the Company recorded a $15.1 million impairment loss (net of tax) effective as of January 1, 2002 as a cumulative effect of a change in accounting principle.

BankAtlantic Bancorp, Inc.

Bank Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended

	June 30, 2003			June 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

(In thousands)
Loans:
Residential real estate	$1,880,890	$22,556	4.80%	$1,570,598	$25,139	6.40%
Commercial real estate	1,554,965	23,373	6.01	1,499,812	24,826	6.62
Consumer	306,740	3,520	4.59	245,209	3,522	5.75
Lease financing	22,713	648	11.41	46,315	1,453	12.55
Commercial business	106,323	1,496	5.63	96,711	1,387	5.74
Small business	158,798	2,895	7.29	152,670	2,995	7.85

Total loans	4,030,429	54,488	5.41	3,611,315	59,322	6.57

Investments	900,224	12,848	5.71	1,264,991	20,300	6.42

Total interest earning assets	4,930,653	67,336	5.46%	4,876,306	79,622	6.53%

Goodwill and core deposit intangibles	83,591			90,678
Other non-interest earning assets	237,074			247,027

Total Assets	$5,251,318			$5,214,011

Deposits:
Savings	$185,685	268	0.58%	$148,926	375	1.01%
NOW	454,108	561	0.50	337,707	735	0.87
Money funds	836,246	2,625	1.26	778,630	3,659	1.88
Certificate accounts	913,564	6,304	2.77	1,340,929	12,337	3.69

Total deposits	2,389,603	9,758	1.64	2,606,192	17,106	2.63

Short-term borrowed funds	436,975	1,337	1.23	488,986	2,134	1.75
Advances from FHLB	1,313,896	15,291	4.67	1,169,404	15,676	5.38
Long-term debt	33,684	491	5.85	14,294	224	6.29

Total interest bearing liabilities	4,174,158	26,877	2.58	4,278,876	35,140	3.29
Non-interest bearing deposits	535,567			422,215
Non-interest bearing other liabilities	71,454			65,143

Total Liabilities	4,781,179			4,766,234
Stockholder’s equity	470,139			447,777

Total liabilities and stockholder’s equity	$5,251,318			$5,214,011

Net interest income/ net interest spread		$40,459	2.88%		$44,482	3.24%

Margin
Interest income/interest earning assets			5.46%			6.53%
Interest expense/interest earning assets			2.19			2.89

Net interest margin			3.27%			3.64%

For the Three Months Ended June 30, 2003 Compared to the Same 2002 Period:

     The decline in net interest income during the period primarily resulted from a significant decline in the net interest margin. This was partially offset by earning asset growth.

     The net interest margin was negatively impacted by the historically low interest rates during the 2003 quarter. This low interest rate environment resulted in accelerated prepayments of mortgage loans and investment securities with higher yields than the current market rates. We invested the proceeds from these repayments primarily in residential and commercial loans at the lower current rates. Mortgage loans and investment securities were also adversely affected by the downward re-pricing of floating rate securities. As a consequence, we had a greater decline in our yield on interest earning

BankAtlantic Bancorp, Inc.

assets than our rates paid on interest bearing liabilities. The reduction in the net interest margin was partially offset by a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. Low cost average deposits increased from $909 million during the 2002 second quarter to $1,175 million during the same 2003 quarter, while certificate of deposit accounts declined from $1,341 million during the 2002 quarter to $914 million during the same 2003 period. Additionally, we experienced growth in our insured money fund accounts that bear lower rates than other interest bearing accounts. Our growth in low cost deposits resulted primarily from our “Florida’s Most Convenient Bank” initiatives that include seven-day branch banking and high performance checking accounts. We opened over 35,000 new checking and savings accounts during the 2003 quarter compared to over 24,000 new accounts during the same 2002 period.

     The growth in earning assets primarily resulted from the purchase and origination of commercial real estate, residential and home equity loans. During the six months ended June 30, 2003, the Bank purchased $1.0 billion of residential loans and originated $675 million of loans, compared to residential loan purchases of $336 million and loan originations of $520 million during the same 2002 period. The above increases in earning assets were partially offset by repayments of residential loans and mortgage-backed securities and lower average balances related to several discontinued or curtailed lines of business, including our lease finance business, indirect consumer loans, syndication loans, international loans to correspondent banks and small business loans originated under policies in place prior to January 1, 2000.

     Interest expense on short-term borrowings was substantially lower during 2003. The significant decline in short term borrowings interest expense reflected lower average short-term interest rates and a decline in average short term borrowings. The lower average balances were linked to higher average FHLB advance balances.

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

BankAtlantic Bancorp, Inc.

		Average Balance Sheet / Rate Analysis

	For the Six Months Ended

	June 30, 2003			June 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

(in thousands)
Loans:
Residential real estate	$1,721,109	$44,142	5.13%	$1,331,126	$43,160	6.48%
Commercial real estate	1,542,751	46,239	5.99	1,402,857	45,357	6.47
Consumer	301,735	6,988	4.63	231,669	6,754	5.83
Lease financing	26,318	1,482	11.26	49,593	3,044	12.28
Commercial business	103,553	2,945	5.69	103,678	3,046	5.88
Small business	161,460	5,932	7.35	130,969	5,248	8.01

Total loans	3,856,926	107,728	5.59	3,249,892	106,609	6.56

Investments	926,628	26,536	5.73	1,257,912	40,117	6.38

Total interest earning assets	4,783,554	134,264	5.61%	4,507,804	146,726	6.51%

Goodwill and core deposit intangibles	84,170			54,552
Other non-interest earning assets	249,449			212,150

Total Assets	$5,117,173			$4,774,506

Deposits:
Savings	$178,531	584	0.66%	$127,955	644	1.01%
NOW	439,944	1,103	0.51	286,372	1,085	0.76
Money funds	822,938	5,278	1.29	708,528	6,627	1.89
Certificate accounts	940,069	13,962	3.00	1,232,917	24,077	3.94

Total deposits	2,381,482	20,927	1.77	2,355,772	32,433	2.78

Short-term borrowed funds	361,763	2,174	1.21	425,377	3,715	1.76
Advances from FHLB	1,299,519	30,608	4.75	1,128,039	30,597	5.47
Long-term debt	34,543	938	5.48	7,941	240	6.09

Total interest bearing liabilities	4,077,307	54,647	2.70	3,917,129	66,985	3.45
Non-interest bearing deposits	507,119			370,505
Non-interest bearing other liabilities	67,518			76,912

Total Liabilities	4,651,944			4,364,546
Stockholder’s equity	465,229			409,960

Total liabilities and stockholder’s equity	$5,117,173			$4,774,506

Net interest income/net interest spread		$79,617	2.91%		$79,741	3.06%

Margin
Interest income/interest earning assets			5.61%			6.51%
Interest expense/interest earning assets			2.30			3.00

Net interest margin			3.31%			3.51%

For the Six Months Ended June 30, 2003 Compared to the Same 2002 Period:

     Net interest income for the six month period remained at 2002 levels as the decline in the net interest margin was offset by higher average earning assets. The decline in total interest income and total interest expense resulted from the items discussed above, except that the Community acquisition had a greater impact on the six month comparison, primarily on earning asset growth, as Community was acquired on March 22, 2002.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For Three Months Ended		For Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Balance, beginning of period	$48,695	$48,927	48,022	$44,585
Charge-offs:
Syndication loans	—	—	—	(8,000)
Commercial real estate loans	—	(4,309)	—	(4,309)
Small business	(1,433)	(1,261)	(2,053)	(2,192)
Lease financing	(536)	(1,972)	(2,989)	(4,185)
Consumer loans — direct	(310)	(237)	(545)	(649)
Consumer loan — indirect	(180)	(299)	(350)	(736)
Residential real estate loans	(98)	(3)	(212)	(142)

Total charge-offs	(2,557)	(8,081)	(6,149)	(20,213)

Recoveries:
Syndication loans	204	—	2,331	683
Commercial business loans	21	19	49	37
Commercial real estate loans	—	3	1	17
Small business	575	698	1,408	1,089
Lease financing	673	963	1,312	1,898
Consumer loans — direct	130	116	306	233
Consumer loans — indirect	284	382	572	843
Residential real estate loans	61	60	118	63

Total recoveries	1,948	2,241	6,097	4,863

Net charge-offs	(609)	(5,840)	(52)	(15,350)
Provision for loan losses	1,490	6,139	2,340	8,704
Allowance for loan losses acquired	—	(639)	(734)	10,648

Balance, end of period	$49,576	$48,587	$49,576	$48,587

     The substantial reduction in net charge-offs during the second quarter of 2003, compared to the same 2002 period, resulted from a $4.3 million partial charge-off of a commercial real estate residential construction loan during the 2002 period and a significant reduction in lease charge-offs associated with declining portfolio balances.

     The improvement in net charge-offs during the six months ended June 30, 2003 compared to the same 2002 period primarily resulted from recoveries of previously charged off loans and significant syndication and commercial real estate loan charge-offs during the 2002 period. During 2003, we recovered $2.1 million from the settlement of a syndication loan that was written down by $8.0 million in 2002. During the 2002 period, we recovered $683,000 from another syndication loan that we charged-off in a prior period. The remaining improvement in net charge-offs resulted primarily from lower net charge-offs associated with discontinued or curtailed lines of business (our former small business, indirect consumer and syndication lending programs and lease financing).

     The decline in the provision for loan losses reflects a substantial decline in charge-offs as discussed above. This was partially offset by a large increase in loan receivable balances and additional allowances for loan losses established in connection with borrowers in the hospitality industry.

     Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

BankAtlantic Bancorp, Inc.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,
	2003	2002

NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$1,418	$1,419
Loans and leases	11,890	18,918

Total nonaccrual	13,308	20,337

Repossessed assets:
Real estate owned, net of allowance	8,159	9,607
Vehicles and equipment	434	4

Total repossessed assets	8,593	9,611

Total non-performing assets	21,901	29,948
Specific valuation allowances	—	(1,386)

Total non-performing assets, net	$21,901	$28,562

Allowances
Allowance for loan losses	$49,576	$48,022
Allowance for tax certificate losses	2,217	1,873

Total Allowances	$51,793	$49,895

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$100
Restructured loans	1,439	1,882
Delinquent residential loans purchased	1,301	1,464

TOTAL POTENTIAL PROBLEM LOANS	$2,740	$3,446

     Non-performing assets continued to decline during 2003. Non-performing assets represented 0.51% of total loans, tax certificates and repossessed assets at June 30, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects a significant increase in total loans as well as a significant decline in non-accrual loans. The decline in non-accrual loans reflects a $2.1 million charge-off of a lease in the aviation industry, a $1.3 million payoff of an aviation lease and a $960,000 payoff of a commercial real estate loan acquired in connection with the Community acquisition. Additionally, non-accrual residential loans declined from $12.8 million at December 31, 2002 to $11.2 million at June 30, 2003.

     The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the first quarter and the sale of a commercial real estate REO property. The REO property sold had a carrying value of $566,000 at December 31, 2002. We recognized a $200,000 gain on the sale of the property. The increase in repossessed vehicles and equipment resulted from the repossession of leased aviation equipment.

     The allowance for loan losses was 1.24% and 1.34% of total loans at June 30, 2003 and 2002, respectively. The decline in the ratio resulted from improved credit quality and a significant increase in loans receivable at June 30, 2003 compared to the same 2002 period end. Loans receivable increased from $3,613 million at June 30, 2002 to $4,074 million at June 30, 2003. The loan growth primarily resulted from the purchase of $1.1 billion of residential loans during the six months ended June 30, 2003. Although our loans receivable substantially increased, our allowance for loan losses only slightly increased from December 31, 2002 due to a change in the mix of our loan portfolio resulting from lower lease financings and non-mortgage loan balances to higher commercial real estate and residential real estate loan balances. Historically, mortgage loans require lower allowances for loan losses than lease financings and non-mortgage loans. The above improvements in our allowance for loan losses associated with the change in our loan portfolio mix was partially offset by higher allowances on loan balances associated with the hospitality industry. Based on an evaluation of hospitality loans in our portfolio and economic trends in the industry, we adjusted our hospitality allowance for loan losses to reflect perceived adverse trends in the industry.

BankAtlantic Bancorp, Inc.

     The decline in potential problem loans was due to the improved performance or repayment of loans that were previously categorized as potential problem loans.

Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2003	2002	Change	2003	2002	Change

Banking Operations (In thousands)
Other service charges and fees	$6,071	$3,550	$2,521	$9,989	$6,655	$3,334
Service charges on deposits	9,605	5,687	3,918	18,163	10,550	7,613
Income from real estate joint venture	1,985	561	1,424	2,315	561	1,754
Securities activities, net	(18)	2,771	(2,789)	(38)	2,792	(2,830)
Other	1,643	973	670	3,215	2,338	877

Non-interest income	$19,286	$13,542	$5,744	$33,644	$22,896	$10,748

     Other service charges and fees increased 71% and 50% during the 2003 second quarter and year to date, respectively, compared to the same 2002 periods. This increase primarily resulted from prepayment penalties associated with commercial loans and check card income. During the quarter and year-to-date periods of 2003, we experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates. Also our debit card income increased substantially, reflecting the opening of approximately 172,000 new deposit accounts since January 2002. During the 2003 periods, check card income was also favorably impacted by card conversion fees received from MasterCard in consideration for converting our customer check cards from Visa.

     Revenues from service charges on deposits increased by 69% and 72% during the 2003 quarter and year to date, respectively, from the comparable 2002 periods. The increase in service charge revenues primarily resulted from a higher volume of overdrafts. This was partially offset by lower monthly checking account fee income. Overdraft fee income increased by 99% and 115% for the three and six months ended June 30, 2003, respectively, compared to the same 2002 period. The substantial increase in overdraft fee income was a direct result of an increase in checking accounts attributed to our totally free checking products and “Florida’s Most Convenient Bank” initiatives. The above increase in service charge income was partially offset by 36% and 30% declines in monthly checking account fee income for the three and six months ended June 30, 2003, respectively, compared to the same 2002 periods, as we discontinued the promotion of fee-based checking products.

     Income from real estate joint venture represents equity earnings from a real estate joint venture acquired in connection with the Community acquisition on March 22, 2002. The substantial increase in equity earnings during the 2003 quarter compared to the same 2002 period resulted from an increase in units closed. During the 2003 quarter, the joint venture closed 12 units compared to 3 units during the same 2002 period.

     Securities activities, net for the three and six months ended June 30, 2003 represent unrealized losses on derivative instruments.

     Securities activities for the three and six months ended June 30, 2002 resulted primarily from the sale of REMIC securities and corporate bonds for gains of $2.4 million and $367,000, respectively.

     Other income during the 2003 quarter and year-to-date period was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $282,000 and $650,000 in commissions during the three and six months ended June 30, 2003, respectively. Other income during the three and six months ended June 30, 2002 included a $294,000 loss from the sale in June 2002 of servicing rights associated with the residential loans acquired in connection with the Community acquisition.

BankAtlantic Bancorp, Inc.

Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

	2003	2002	Change	2003	2002	Change

Banking Operations (In thousands)
Employee compensation and benefits	$20,264	$16,880	$3,384	$39,303	$30,957	$8,346
Occupancy and equipment	6,699	7,832	(1,133)	13,335	14,303	(968)
Advertising and promotion	2,764	2,034	730	4,175	3,047	1,128
Amortization of intangible assets	439	454	(15)	893	454	439
Acquisition related charges and impairments	—	731	(731)	—	1,805	(1,805)
Restructuring charges and impairments	257	1,007	(750)	257	1,007	(750)
Professional fees	883	793	90	1,889	1,373	516
Other	6,887	6,568	319	13,575	11,657	1,918

Non-interest expense	$38,193	$36,299	$1,894	$73,427	$64,603	$8,824

     Compensation and benefits expense increased by 20% for the three months ended June 30, 2003 from the comparable 2002 quarter. The increase primarily resulted from the implementation of a profit sharing plan on January 1, 2003, higher pension obligations and an increase in the number of employees. Total full-time equivalent employees increased from 1,244 at March 31, 2002 to 1,322 at June 30, 2003. The significant increase in personnel resulted from the implementation of the “Florida’s Most Convenient Bank” initiatives, including seven-day branch banking, extended weekday branch hours and a 24/7 customer service center The implementation commenced on April 1, 2002. During the 2003 quarter we recorded a $1.5 million employee profit sharing expense and $600,000 of pension expenses compared to zero profit sharing expense and $120,000 of pension expenses during the same 2002 quarter. The pension expense was associated with a frozen defined benefit plan and a 401(k) plan.

     Compensation and benefits expense increased by 27% from the comparable 2002 six-month period. The significant increase in compensation expense resulted from the items mentioned above as well as the addition of 172 employees hired following the Community acquisition on March 22, 2002. Total full-time equivalent employees increased from 873 at December 31, 2001 to 1,322 at June 30, 2003. During the six-months ended June 30, 2003, we recorded a $2.8 million profit sharing expense and $1.4 million of pension expenses compared to zero and $357,000, respectively, during the same 2002 period.

     Occupancy and equipment expenses decreased by 14% and 7% for the 2003 second quarter and six month period, respectively, compared to the same 2002 periods. The decline in occupancy and equipment expenses primarily resulted from lower data processing costs and depreciation expense. The decline in data processing expenses was associated with the renewal of a contract at significantly lower rates than the contract that existed during the 2002 periods. The decrease in depreciation expense reflects $500,000 of accelerated depreciation expense during the second quarter of 2002 associated with our on-line banking delivery system which was upgraded during 2002. The decrease in occupancy expense during the six months ended June 30, 2003 compared to the same 2002 period was partially offset by additional costs associated with the branches acquired in connection with the March, 2002 Community acquisition.

     Advertising expenses during the three and six months ended June 30, 2003 and 2002 reflect marketing initiatives to promote our new “high performance checking” account products and our “Florida’s Most Convenient Bank” initiatives. Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of seven years. Acquisition related charges and impairments included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. In connection with the acquisition, BankAtlantic closed two of its Palm Beach county branches during the second quarter of 2002.

     During the second quarter of 2003, the Company relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss as shown in the above table.

     During June 2002, we adopted a plan to discontinue certain ATM relationships primarily at convenience stores and gas stations. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down. It was determined that these relationships did not meet our performance expectations and were unlikely to meet our future profitability goals.

BankAtlantic Bancorp, Inc.

     The higher professional fees for the three and six months ended June 30, 2003, compared to the same 2002 periods, were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our “Florida’s Most Convenient Bank” initiative. See Note 16 to Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of this lawsuit.

     The increase in other expenses during the three months ended June 30, 2003, compared to the same 2002 period, primarily resulted from check card conversion costs associated with switching our customers’ check cards from Visa to MasterCard.

     The increase in other expenses for the six months ended June 30, 2003, compared to the same 2002 period, primarily resulted from a $750,000 write-down of an REO property as well as an increase in operating expenses associated with the foreclosed property. The remaining increase in other expenses resulted from additional check losses attributed to a significant increase in transaction account volume as well as higher general operating expenses associated with the Community acquisition.

Levitt Corporation and Subsidiaries Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2003	2002	Change	2003	2002	Change

(In thousands)
Net interest income:
Interest on loans and investments	$233	$384	$(151)	$461	$798	$(337)
Interest on notes and bonds payable	(1,957)	(2,250)	293	(4,104)	(3,654)	(450)
Capitalized interest	1,949	1,938	11	3,855	3,340	515

Net interest income	225	72	153	212	484	(272)

Non-interest income:
Net revenues from sales of real estate	18,139	11,470	6,669	31,267	23,161	8,106
Income from unconsolidated subsidiary	1,940	1,522	418	1,806	1,522	284
Other	590	352	238	1,116	715	401

Non-interest income	20,669	13,344	7,325	34,189	25,398	8,791

Non-interest expense:
Employee compensation and benefits	4,708	3,538	1,170	8,390	6,158	2,232
Advertising and promotion	1,442	818	624	2,411	1,566	845
Selling, general and administrative	3,935	3,142	793	7,078	5,777	1,301
Professional Fees	411	107	304	508	184	324
Other	34	6	28	281	104	177

Non-interest expense	10,530	7,611	2,919	18,668	13,789	4,879

Income before income taxes	$10,364	$5,805	$4,559	$15,733	$12,093	$3,640

BankAtlantic Bancorp, Inc.

     The tables set forth below summarize Levitt and Sons backlog of homes, gross margin, homes delivered and new home sales contracts. They also summarize Core Communities’ inventory in acres as well as its gross margin and acres sold.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Levitt and Sons and Joint Ventures:
Gross margin on sales of homes	23%	18%	23%	18%
New homes sale contracts — units	570	236	1,063	425
New homes sale contracts — dollars	$128.8 million	$48.3 million	$235.4 million	$90.6 million
Homes delivered	210	188	372	325
Joint venture homes delivered	—	42	—	111
Core Communities:
Gross margin on land sales	37%	62%	38%	70%
Acres sold	1,214	64	1,350	329

	As of June 30,

	2003	2002

Levitt and Sons and Joint Ventures:
Backlog of homes	1,576	713
Backlog sales value	$336.5 million	$152.7 million
Unsold lot inventory	3,162	3,570
Core Communities:
Inventory in acres	5,214	5,857

For the Three Months Ended June 30, 2003 Compared to the Same 2002 Period:

     Income before income taxes increased 79%, to $10.4 million for the three months ended June 30, 2003, from $5.8 million for the same 2002 period. Levitt’s increase in income before taxes primarily resulted from higher gains on sales of real estate and joint venture activities of $6.7 million and increased income from an unconsolidated real estate subsidiary of $418,000. These increases in income were partially offset by increases in employee compensation and benefits, advertising, professional fees and selling, general and administrative expenses.

     Gains on sales of real estate developed for sale and joint venture activities represented the net profits on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial, as well as equity from earnings in real estate joint ventures activities. During the three months ended June 30, 2003, Core Communities’ net margin on land sales increased 65%, to $7.6 million for the quarter ended June 30, 2003 from $4.6 million for the same 2002 period. During 2003, 1,214 acres were sold, as compared to 64 acres sold in 2002. The 1,214 acres sold during 2003 had a gross margin of 37%, as compared to the 64 acres sold in 2002, which had a gross margin of 62%. The primary reason for the reduction in the gross margin was the decrease in commercial land sales in 2003 as compared to 2002. Levitt and Sons net margin from home sales increased 48%, to $10.2 million for the quarter ended June 30, 2003 from $6.9 million for the same 2002 period. During the 2003 period, 210 homes were delivered, as compared to 188 homes delivered during the 2002 period. Levitt Commercial’s gross margin on the sales of its inventory for the quarter ended June 30, 2003 was approximately $361,000. Equity from earnings in real estate joint venture activities during the second quarter of 2003 and 2002 were approximately $231,000 and $476,000, respectively. Gains from sales of real estate also include Levitt Corporation’s parent company amortization of previously capitalized interest of $347,000 and $415,000 for the 2003 and 2002 periods, respectively.

     In April 2002, Levitt Corporation acquired 35% of Bluegreen Corporation’s common stock. Levitt’s investment in Bluegreen Corporation is accounted for under the equity method. Income from unconsolidated real estate subsidiary

BankAtlantic Bancorp, Inc.

represents Levitt’s ownership interest in the earnings of Bluegreen Corporation adjusted for the amortization of purchase accounting adjustments that arose at the acquisition date. Bluegreen’s reported net income for the quarter ended June 30, 2003 and 2002 were $6.3 million and $5.2 million, respectively. Levitt’s income from Bluegreen for the quarters ended June 30, 2003 and 2002 were $2.1 million and $1.5 million, respectively. Bancorp’s 5% interest in Bluegreen and the income associated with that interest is included in “Parent Company Results of Operation”.

     The increase in non-interest expense during the 2003 period, as compared to the same 2002 period, resulted from an increase in employee compensation and benefits, advertising, professional fees and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of several new development projects. Levitt’s number of full time employees increased to 269 at June 30, 2003 from 216 at June 30, 2002, and the number of part time employees increased to 43 at June 30, 2003 from 29 at June 30, 2002. New projects and an increase in home deliveries resulted in an increase in advertising, selling, general and administrative expenses. The increase in professional fees during the quarter ended June 30, 2003, as compared to the same 2002 period, primarily resulted from legal and consulting fees associated with the filing of a registration statement with the SEC for a proposed debt offering.

For the Six Months Ended June 30, 2003 Compared to the Same 2002 Period:

     Income before income taxes increased 30%, to $15.7 million for the six months ended June 30, 2003 from $12.1 million for the same 2002 period. This increase in income resulted from an $8.1 million increase in Levitt’s net profit from the sales of real estate and joint venture activities, as well as increases in other income of $401,000 and $284,000 in income from Bluegreen. These increases in Levitt’s income were partially offset by increases in employee compensation and benefits, advertising, professional fees and selling, general and administrative expenses.

     Levitt and Sons net margin from home sales increased 53%, to $18.7 million for the six months ended June 30, 2003 from $12.3 million for the same 2002 period, resulting from an increase in home deliveries, as well as an increase in the average sales price of homes. During the 2003 period, 372 homes were delivered, as compared to 325 homes delivered during the 2002 period, and the average sales price of homes delivered increased from $210,960 to $221,840. During the six months ended June 30, 2003, Core Communities’ gross profit on land sales was $12.3 million, as compared to $15.6 million in 2002. During 2003, 1,350 acres were sold with a gross margin of 38%, as compared to 329 acres sold in 2002 with a gross margin of 70%. The primary reason for the reduction in the gross margin was the decrease in commercial land sales in 2003 as compared to 2002. Gross margin on land sales in 2002 included the sale of two commercial properties which yielded gross revenue and net margin of $10.6 million and $9.3 million, respectively. In 2002, approximately $4.9 million is included in Core Communities’ gross margin on land sales to Levitt and Sons. This inter-company transaction was eliminated in consolidation. During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units and the gross margin on the sales of its inventory for the six months ended June 30, 2003 was approximately $908,000. Equity from earnings (loss) in real estate joint venture activities resulted in a loss of $82,000 during 2003 and income of $1.4 million during the 2002 period. This decrease in earnings from our real estate joint venture activities primarily resulted from declines in home deliveries from a joint venture because the joint venture project was nearing sell-out in 2002. Gains from the sales of real estate and joint venture activities includes Levitt Corporation’s parent company amortization of interest previously capitalized at $617,000 and $922,000 for the 2003 and 2002 period, respectively.

     Bluegreen’s reported net income for the six months ended June 30, 2003 was $8.4 million and for the period of ownership in 2002, was $5.2 million. Levitt’s ownership interest in the earnings of Bluegreen for the 2003 and 2002 periods were approximately $2.8 million and $1.5 million, respectively. Levitt’s 2003 income was reduced by $1.0 million due to the effects of purchase accounting adjustments primarily related to Bluegreen’s sale of retained interests in notes receivable at the acquisition date.

     The increase in non-interest expense primarily resulted from the items discussed for the three months ended June 30, 2003, as compared to the same 2002 period.

BankAtlantic Bancorp, Inc.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Net interest income:
Interest on securities owned	$4,801	$3,472	$1,329	$9,148	$4,170	$4,978
Interest expense	(850)	(693)	(157)	(1,575)	(1,021)	(554)

Net interest income	3,951	2,779	1,172	7,573	3,149	4,424

Non-interest income:
Principal transactions	30,028	16,725	13,303	60,069	24,232	35,837
Investment banking	6,019	5,080	939	14,532	7,999	6,533
Commissions	22,219	16,386	5,833	42,108	19,418	22,690
Other	1,218	1,440	(222)	2,402	1,580	822

Non-interest income	59,484	39,631	19,853	119,111	53,229	65,882

Non-interest expense:
Employee compensation and benefits	43,985	30,959	13,026	88,274	40,673	47,601
Occupancy and equipment	3,192	2,719	473	6,563	3,542	3,021
Advertising and promotion	1,092	922	170	2,443	1,371	1,072
Professional fees	3,215	1,358	1,857	5,570	1,897	3,673
Communications	4,644	3,313	1,331	8,909	4,227	4,682
Floor broker and clearing fees	2,519	2,467	52	4,921	3,316	1,605
Acquisition related charges and impairments	—	3,191	(3,191)	—	3,191	(3,191)
Other	2,565	1,898	667	5,032	2,345	2,687

Non-interest expense	61,212	46,827	14,385	121,712	60,562	61,150

Income before income taxes	$2,223	$(4,417)	$6,640	$4,972	$(4,184)	$9,156

      The significant increase in net interest income during the three and six months ended June 30, 2003 compared to the same 2002 periods primarily resulted from an increase in corporate, government bond, and municipal bond inventory average balances. The average inventory increased from $70.8 million for the three months ended June 30, 2002 to $148 million for the same 2003 period. The increase in the average inventory during the three and six months ended June 30, 2003, compared to the same 2002 periods, was impacted by higher inventories associated with the April 26, 2002 Gruntal transaction. Also contributing to the increase in interest income for the three and six months ended June 30, 2003, compared to the same 2002 periods, was Ryan Beck’s participation in interest income associated with approximately $296 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market balances. The majority of these accounts were acquired in connection with the Gruntal acquisition. The above increases in net interest income were partially offset by the interest expense associated with $5.0 million of borrowings from the Company, as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading.

      Principal transaction revenue increased during the three and six months ended June 30, 2003, by 80% and 148% respectively. The primary reason for the increase in both periods is the inclusion of the additional financial consultants and trading personnel hired as a result of the Gruntal transaction. The three months ended June 30, 2002 includes the former Gruntal personnel for the month of May and June 2002, as the transaction was completed on April 26, 2002. This increase was also due to valuation gains associated with the firm’s deferred compensation plans. These increases were offset by $2.5 million of valuation losses on certain securities positions held by Ryan Beck’s subsidiary, GMS. This is the second consecutive quarter that Ryan Beck realized a sizable loss associated with GMS’s portfolio of not readily marketable securities.

      Investment banking revenue increased during the three and six months ended June 30, 2003 by 18% and 82%, respectively. The improvement during the quarter was due to an increase in the number and size of deals transacted during 2003, compared to the same 2002 period. The improvement during the six month period was mainly attributable to approximately $4 million in fees generated from a large transaction for one of Ryan Beck’s financial institution group clients.

BankAtlantic Bancorp, Inc.

      For the three and six months ended June 30, 2003, as compared to the same periods during 2002, commission revenue increased by 36% and 117%, respectively. The improvement is mainly attributable to the additional financial consultants hired as a result of the Gruntal transaction.

      For the three and six months ended June 30, 2003, as compared to the same periods during 2002, employee compensation and benefits increased by 42% and 117%, respectively. The increase is mainly attributable to the additional personnel hired and increases in discretionary bonus accruals associated with the increase in firm revenue resulting from the Gruntal transaction. Occupancy and equipment expense increased by 17% and 85%, respectively. The increase is primarily due to the additional offices acquired in the Gruntal transaction, as well as two additional offices that were added in the first quarter of 2003. The increase in communications, floor brokers, clearing fees, and other expenses relates primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants. The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal in which claims have been asserted against Ryan Beck. See Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of claims. The acquisition related charges and impairments represents cost associated with the Gruntal transaction such as professional fees, stay bonuses and branch closures.

Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Net interest income:
Interest and fees on loans	$419	$419	$—	$835	$517	$318
Interest on short term investments	90	35	55	127	248	(121)
Interest on subordinated debentures, notes payable and guaranteed preferred interests in the Company’s Junior Subordinated Debentures	(4,260)	(4,522)	262	(7,904)	(7,845)	(59)

Net interest income	(3,751)	(4,068)	317	(6,942)	(7,080)	138

Non-interest income:
(Losses) gains on joint venture activities	51	87	(36)	49	162	(113)
Income from unconsolidated real estate subsidiary	379	219	160	632	219	413
Securities activities	—	(17,845)	17,845	404	(14,827)	15,231
Non-interest income	430	(17,539)	17,969	1,085	(14,446)	15,531

Non-interest expense:
Investment banking expense	175	—	175	634	410	224
Employee compensation and benefits	58	2,525	(2,467)	80	2,977	(2,897)
Professional fees	383	165	218	700	237	463
Loss on debt redemption	1,648	—	1,648	1,648	—	1,648
Other	252	54	198	369	127	242
Non-interest expense	2,516	2,744	(228)	3,431	3,751	(320)

Loss before income taxes	$(5,837)	$(24,351)	$18,514	$(9,288)	$(25,277)	$15,989

      Interest and fees on loans during the three months ended June 30, 2003 and 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. Interest and fees on loans during the six months ended June 30, 2002 represent interest income on the $5.0 million loan to Ryan Beck and three months of interest income associated with the Levitt loan. The $30 million loan was made to Levitt in April 2002.

      Interest on short term investments during the three and six months ended June 30, 2003 and 2002 represent interest income earned on repurchase agreement investments with BankAtlantic.

BankAtlantic Bancorp, Inc.

      The decrease in interest expense during the three months ended June 30, 2003, compared to the same 2002 period, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and the first six months of 2003, we redeemed higher rate trust preferred securities and subordinated debentures from the proceeds associated with the issuance of lower rate trust preferred securities. During the year ended December 31, 2002, we issued $180.4 million of trust preferred securities, and during the six months ended June 30, 2003, we issued $75 million of trust preferred securities. The average rate of these securities was 6.02% at June 30, 2003. A portion of the proceeds from the issuance of those trust preferred securities were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures. The average balance of subordinated debentures and trust preferred securities increased from $226.8 million during the 2002 quarter to $278.4 million during the corresponding 2003 quarter.

      The slight increase in interest expense during the six months ended June 30, 2003, compared to the same 2002 period, primarily resulted from higher average balances partially offset by lower average rates. The higher average balances and lower rates resulted from the issuance of trust preferred securities mentioned above. The average balance of subordinated debentures and trust preferred securities increased from $197.0 million during the 2002 six month period to $266.8 million during the corresponding 2003 period.

      Gains associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory on Levitt’s books. The deferred credit is subsequently recognized as a reduction of cost of sales when the real estate is sold.

      Income from unconsolidated real estate subsidiary represents BankAtlantic Bancorp’s 5% ownership interest in the earnings of Bluegreen Corporation, adjusted for purchase accounting valuations.

      Securities activities during the three months ended June 30, 2002 represented gains on sales of equity securities. There were no sales of securities during the three months ended June 30, 2003.

      Securities activities during the six months ended June 30, 2003 represented a gain realized on a liquidating dividend from an equity security. Securities activities during the six months ended June 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain.

      During the second quarter of 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during the second quarter of 2002, the Company also recognized an impairment charge of $3.2 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. The Company did not recognize impairments on securities during the three and six months ended June 30, 2003. At June 30, 2003, Parent Company equity investments totaled $6.1 million.

      Investment banking expense represents underwriting and placement fees paid to Ryan Beck in connection with the issuance of the Company’s trust preferred securities. These fees were included in investment banking income in Ryan Beck’s business segment results of operations. These fees were eliminated in consolidation.

      Compensation expense during the three months ended June 30, 2003 primarily resulted from payroll taxes associated with the redemption of notes payable issued in connection with the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. The compensation expense during the same 2002 quarter primarily resulted from $2.0 million compensation accruals established for incentive bonuses associated with the Gruntal transaction and the recognition of compensation expense associated with the Ryan Beck retention pool.

      Compensation expense during the six months ended June 30, 2003 and 2002 was primarily associated with the items mentioned above.

      The increase in professional fees during the 2003 quarter and six month period compared to the same 2002 periods consisted of higher fees associated with litigation relating to the Company’s investments in the privately held technology company discussed above and the consideration of a potential Levitt spin-off described below. For a more detailed discussion on the technology company litigation see “Related Party Transactions” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

BankAtlantic Bancorp, Inc.

      In April 2003, the Company announced its plan to pursue a spin-off of Levitt in a tax-free transaction. The Company determined that Levitt’s future growth prospects would be enhanced as a freestanding entity with independent access to the capital markets. The proposed spin-off is subject to several conditions, including the receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to the Company and its shareholders. Depending on the timing of the receipt of the ruling and any required regulatory approvals, we expect the spin-off to take place by the end of the fourth quarter of 2003.

      Loss on debt redemption during the three and six months ended June 30, 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

      The increase in other non-interest expenses for the three and six months ended June 30, 2003, compared to the same 2002 period, resulted from a $228,000 loss on the sale of Ryan Beck’s entire interest in Cumberland Advisors, Inc.

Financial Condition

      Our total assets at June 30, 2003 were $5.8 billion compared to $5.4 billion at December 31, 2002. The increase in total assets primarily resulted from:

•	The purchase of approximately $1.04 billion of hybrid adjustable rate residential loans in response to the historically low interest rate environment during the period.

•	The origination of and participation in commercial real estate loans

•	The origination of home equity loans.

•	Increases in real estate held for development and sale and joint venture activities due to higher Levitt real estate inventory.

•	Increases in securities owned associated with Ryan Beck’s trading activities.

•	Increases in investment in unconsolidated subsidiary associated with equity in earnings and unrealized gains associated with Bluegreen’s loan sale activities included in other comprehensive income.

•	Increases in Federal Home Loan Bank stock associated with higher FHLB advance balances.

•	Higher other assets balances associated with the issuance of forgivable loans primarily associated with the Gruntal transaction as well as an increase in deferred offering costs in connection with the trust preferred securities offerings.

      The above increases in total assets were partially offset by:

•	Declines in short term investments due to repayments of residential real estate loans.

•	Accelerated loan and mortgage-backed securities available for sale repayments due to the historically low interest rate environment.

      BankAtlantic made significant purchases of hybrid adjustable rate residential loans during the six months ended June 30, 2003 in order to replace loans and mortgage-backed securities which experienced accelerated repayments.

      The Company’s total liabilities at June 30, 2003 were $5.3 billion compared to $5.0 billion at December 31, 2002.

      The increase in total liabilities primarily resulted from:

•	The issuance in the aggregate of $75.0 million of trust preferred securities.

•	Additional borrowings by Levitt to fund land purchases and construction activities.

•	Higher transaction and savings account balances resulting from BankAtlantic’s seven-day banking and totally free checking account initiatives.

•	Higher FHLB advance and short term borrowings to fund certificate account outflows, loan originations and loan purchases.

•	Increase in due to clearing agent used to finance Ryan Beck’s higher securities owned inventory.

•	Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes, higher escrow balances associated with commercial real estate loans and increased amounts owed to municipalities for tax certificate acquisitions in June 2003.

BankAtlantic Bancorp, Inc.

      The above increases in total liabilities were partially offset by the redemption of the Company’s 5.625% Subordinated Convertible Debentures and the repayment of a bank line of credit and Ryan Beck’s retention pool notes payable from the proceeds of trust preferred securities offerings.

      Stockholders’ equity at June 30, 2003 was $495.8 million compared to $469.3 million at December 31, 2002. The increase was primarily attributable to earnings of $31.6 million and the issuance of common stock upon the exercise of stock options, conversion of subordinated debentures and the issuance of restricted Class A Common Stock. Offsetting the above increases were reductions in stockholders’ equity of $3.4 million associated with activity in other comprehensive income and the payment of $3.6 million in dividends on common stock. Included in the change in other comprehensive income was a $1.7 million gain associated with the minimum pension liability, a $6.1 million decline in unrealized gains on securities available for sale, a $360,000 unrealized gain on interest rate swap activity and a $742,000 gain associated with the activities of our investment in unconsolidated subsidiary.

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

      The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities and liquidation of equity securities it holds. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities available for sale and for administrative expenses. The Company’s annual debt service associated with its subordinated debentures, trust preferred securities, and financial institution borrowings is approximately $15.4 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.3 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. During 2002 and the first six months of 2003, the Company received $22.0 million and $10.0 million, respectively, of dividends from BankAtlantic.

      During the six months ended June 30, 2003, the Company participated in three pooled trust preferred securities offerings in which an aggregate of $75 million of trust preferred securities were issued by statutory business trusts. The trust preferred securities pay distributions quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The securities are redeemable in five years and are due in 2033. The net proceeds to the Company from the trust preferred securities offerings, after placement fees and expenses, were approximately $73 million. The trust preferred securities are considered debt for financial accounting and tax purposes.

      The Company used the net proceeds from the above trust preferred securities offerings to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

      The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at June 30, 2003, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on September 1, 2004.

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

      BankAtlantic’s primary sources of funds during the six months ended June 30, 2003 were deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities

BankAtlantic Bancorp, Inc.

available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, maturities of advances from FHLB, purchases of tax certificates and payments of maturing certificates of deposit, to pay operating expenses, and to pay dividends to the Company. The FHLB has granted BankAtlantic a $1.7 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $12.7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At June 30, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

      BankAtlantic’s commitments to originate and purchase loans at June 30, 2003 were $329.8 million and $29.0 million, respectively, compared to $394.8 million and $87.7 million, respectively, at June 30, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $17.7 million and $77.6 million at June 30, 2003 and 2002, respectively. At June 30, 2003, loan commitments represented approximately 8.7% of net loans receivable.

      As of June 30, 2003, the Company had approximately $227.3 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase. During the second quarter of 2003, the Company obtained a $100 million letter of credit from the FHLB to secure public deposits. The Company pledged approximately $135 million of residential loans as collateral for the FHLB letter of credit.

      At the indicated date BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios

	Actual		Adequately	Well
			Capitalized	Capitalized
(in thousands)	Amount	Ratio	Ratio	Ratio

At June 30, 2003:
Total risk-based capital	$439,364	11.38%	8.00%	10.00%
Tier 1 risk-based capital	$369,067	9.56%	4.00%	6.00%
Tangible capital	$369,067	7.22%	1.50%	1.50%
Core capital	$369,067	7.22%	4.00%	5.00%
At December 31, 2002:
Total risk-based capital	$413,469	11.89%	8.00%	10.00%
Tier 1 risk-based capital	$347,927	10.01%	4.00%	6.00%
Tangible capital	$347,927	7.26%	1.50%	1.50%
Core capital	$347,927	7.26%	4.00%	5.00%

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

Levitt Corporation Liquidity and Capital Resources

      Levitt’s management assesses liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, Levitt has funded its operations, development, construction and acquisitions with internally generated cash flows, debt from independent third parties and capital contributions and debt from the Company. It is not anticipated that Levitt will receive any future capital contributions from the Company. It is anticipated that these other sources will be adequate for current needs, however, in order to fund desired growth, additional sources of funding will be required. These may take the form of equity offerings, issuance of secured indebtedness or issuance of unsecured subordinated or senior debt. In July 2003, Levitt filed a registration statement with the Securities and Exchange Commission to offer up to an aggregate of $100 million of subordinated investment notes. Levitt intends to use the net proceeds from the sale of the investment notes for operations and growth, both internally and through acquisitions (which may include an additional

BankAtlantic Bancorp, Inc.

investment in Bluegreen Corporation), for the repayment of debt, including debt owed to the Company, and for general corporate purposes.

      As of June 30, 2003 and December 31, 2002, Levitt had cash and cash equivalents of $28.0 million and $16.0 million, respectively.

      Levitt ‘s primary source of funds for the six months ended June 30, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings and proceeds from development bonds. These funds were primarily utilized for development, construction and acquisition of real estate, to repay borrowings, to pay general and administrative expenses and to invest in real estate joint ventures.

      Levitt has entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of June 30, 2003, these loan agreements provided for advances, subject to available collateral, on a revolving basis of up to a maximum of $198.5 million, of which $120.8 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that an event of default may result from a change in ownership, management or executive management.

      Some of Levitt’s borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to the Company. At June 30, 2003, Levitt was in compliance with all loan agreement financial covenants.

      Levitt entered into a $30.0 million note agreement with BankAtlantic Bancorp primarily to finance its investment in Bluegreen. The loan is payable on demand and bears interest at prime minus 25 basis points. The loan from BankAtlantic Bancorp to Levitt was eliminated in the Company’s consolidated financial statements.

      BankAtlantic Bancorp announced a plan to pursue a spin-off of Levitt in a tax-free transaction and has filed a private letter ruling with the Internal Revenue Service (“IRS”). Pending a favorable ruling from the IRS, BankAtlantic Bancorp intends to convert the $30 million demand note to a five year term note, and sell its 5% interest in Bluegreen Corporation to Levitt accepting a $5.5 million one year note as sales proceeds. Additionally, Levitt prior to the spin-off will declare an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a note. The $8.0 million note will have the same terms as the $30 million note described above.

      In connection with the development of certain communities, community development or improvement districts have been established to utilize bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements, near or at these communities. During February 2003, $28.8 million of bond anticipation notes were issued in order to provide funding for certain common infrastructure for the Tradition master planned community in Port St. Lucie, Florida. The bond anticipation notes are direct obligations of the community development district and are projected to be refinanced prior to maturity into long-term assessment bonds and/or revenue bonds, and to ultimately be repaid from revenues, fees and assessments designated to cover principal and interest payments, which are not fixed and determinable. Core Communities will recognize an expense for its pro rata portion of assessments, based upon its ownership of benefited property.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

      Ryan Beck’s primary source of funds during the six months ended June 30, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, sale of Cumberland Advisors, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned and fund capital expenditures.

      Primarily to finance its trading inventories, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. The amount and terms of the borrowings are subject to the lending policies of the clearing broker and can be changed at the clearing broker’s discretion. Additionally, the amount financed is also impacted by the market value of the securities owned which are pledged as collateral.

      At June 30, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of

BankAtlantic Bancorp, Inc.

deposit (“CDs”) from Ryan Beck’s certificate of deposit wholesale business. There were no amounts outstanding under this facility at June 30, 2003.

      Ryan Beck entered into a $5.0 million subordinated note with BankAtlantic Bancorp in order to fund the Gruntal transaction. The note matures in January 2005 and bears interest at 9.25% per annum. The note in considered capital in computing net capital under the Securities and Exchange Commission’s uniform net capital rule. The loan from BankAtlantic Bancorp to Ryan Beck was eliminated in the Company’s consolidated financial statements.

      As part of the Gruntal transaction, Ryan Beck acquired all of the membership interests in GMS. A part of GMS’s business is investing in below investment grade securities. These securities are not readily marketable and the fair values of these securities may change significantly from period to period resulting in the potential for considerable markups or markdowns occurring from period to period. Approximately $53.5 million par value of GMS’s securities owned with an estimated fair value and carrying value of approximately $9.2 million were in default. These securities are not readily marketable, and Ryan Beck’s ability to liquidate these investments will depend on market conditions and is subject to significant risk. While Ryan Beck believes that the carrying amount of these securities is at fair value, it may not be possible to realize that value upon sale.

      Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $11.6 million, which was $10.6 million in excess of its required net capital of $1.0 million.

      Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

      The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2003 resulting from a change in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed explanation of the model methodology and the assumptions utilized in the model.

      Presented below is an analysis of the Company’s interest rate risk at June 30, 2003 as calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

BankAtlantic Bancorp, Inc.

	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change

(dollars in thousands)
+200 bp	$567,265	$82,973
+100 bp	$535,148	$50,856
0	$484,292	$—
-100 bp	$426,212	$(58,080)
-200 bp	$358,059	$(126,233)

      Our net interest margin has declined since September 2002. We do not expect our net interest margin to improve so long as rates remain at these historically low levels, and this could continue to negatively impact our earnings for the foreseeable future.

Equity Price Risk

      The Company also maintains a portfolio of securities owned and available for sale securities which subjects it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold but not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold but not yet purchased, and available for sale securities at June 30, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

		Available	Securities
Percent	Securities	for Sale	Sold Not
Change in	Owned	Securities	Yet	Dollar
Fair Value	Fair Value	Fair Value	Purchased	Change

(dollars in thousands)
20%	$269,286	$7,270	$(41,962)	$39,099
10%	$246,846	$6,664	$(38,465)	$19,550
0%	$224,405	$6,058	$(34,968)	$—
(10)%	$201,965	$5,452	$(31,471)	$(19,550)
(20)%	$179,524	$4,846	$(27,974)	$(39,099)

      Excluded from the above table was $3.4 million of investments in private companies for which no current market exists. In July 2003, we sold $3.1 million of private equity investments at book value, leaving $300,000 in book value of private equity investments.

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

BankAtlantic Bancorp, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

      In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

Limitations on the Effectiveness of Controls

      Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

      Appearing as Exhibits 31.1 and 31.2 to this quarterly report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Shareholders on May 20, 2003. At the meeting the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following three Directors to a three year term by the following votes:

Director	For	Withheld

John E. Abdo	84,809,736	12,906,727
Jonathan D. Mariner	93,881,108	3,835,355
Charlie C. Winningham, II	93,179,345	4,537,118

      The holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following Director to a two year term by the following votes:

Director	For	Withheld

D. Keith Cobb	93,882,370	3,834,093

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 11	Statement re: Computation of Per Share Earnings

Exhibit 31.1	Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K filed on April 1, 2003 to disclose the issuance of trust preferred securities and the call for redemption of the Company’s 5.625% Convertible Subordinated Debentures.

Form 8-K filed on April 4, 2003 to disclose that the Company’s Board of Directors had authorized management to initiate a process to spin-off Levitt Corporation.

Form 8-K filed on May 1, 2003 to furnish the Company’s first quarter earnings release.

Form 8-K filed on June 4, 2003 to disclose the appointment of Dr. Willis N. Holcombe to its Board of Directors.

Form 8-K filed on June 9, 2003 to furnish investor presentation materials pursuant to Item 9 of Form 8-K.

BankAtlantic Bancorp, Inc.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

August 14, 2003	By:	/s/ Alan B. Levan

Date		Alan B. Levan Chief Executive Officer/ Chairman/President

August 14, 2003	By:	/s/ James A. White

Date		James A. White Executive Vice President, Chief Financial Officer