Form 10-Q
period 2003-09-30
BANKATLANTIC BANCORP INC
filed 2003-11-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  [X]   NO  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 4, 2003

Class A Common Stock, par value $0.01 per share	54,109,777
Class B Common Stock, par value $0.01 per share	4,876,124

		Page
Part I. FINANCIAL INFORMATION
Reference
Item 1.	Financial Statements	1-24
	Consolidated Statements of Financial Condition – September 30, 2003 and 2002 and December 31, 2002 - Unaudited	4
	Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2003 and 2002 - Unaudited	5-6
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – For the Nine Months Ended September 30, 2003 and 2002 - Unaudited	7
	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2003 and 2002 - Unaudited	8-9
	Notes to Consolidated Financial Statements - Unaudited	10-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-45
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45-46
Item 4.	Controls and Procedures	46-47
Part II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	48
Item 6.	Exhibits and Reports on Form 8-K	48
	Signatures	49

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	September 30,	December 31,	September 30,
(In thousands, except share data)	2003	2002	2002

ASSETS
Cash and due from depository institutions	$139,096	$200,600	$167,683
Federal funds sold and securities purchased under resell agreements	4,212	50,145	147
Securities available for sale (at fair value)	354,101	707,858	639,611
Securities owned (at fair value)	87,837	186,454	178,774
Investment securities and tax certificates (approximate fair value: $159,762, $212,698 and $418,047)	155,550	212,240	411,488
Loans receivable, net of allowance for loan losses of $48,202, $48,022 and $45,602	3,739,638	3,372,630	3,627,406
Federal Home Loan Bank stock, at cost which approximates fair value	56,987	64,943	65,224
Accrued interest receivable	29,109	33,984	36,603
Real estate held for development and sale	256,920	200,183	200,058
Investments and advances to unconsolidated subsidiaries	102,590	112,599	111,456
Office properties and equipment, net	93,334	92,699	91,807
Deferred tax asset, net	33,684	35,316	34,449
Goodwill	76,674	78,612	79,005
Core deposit intangible asset	12,424	13,757	14,210
Other assets	54,904	58,991	66,481

Total assets	$5,197,060	$5,421,011	$5,724,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$594,685	$462,718	$428,812
NOW accounts	480,837	399,985	359,386
Savings accounts	202,355	163,641	155,328
Insured money fund savings	878,281	775,175	791,211
Certificate accounts	826,045	1,119,036	1,240,137

Total deposits	2,982,203	2,920,555	2,974,874

Advances from FHLB	956,820	1,297,170	1,307,739
Securities sold under agreements to repurchase	143,230	116,279	286,663
Federal funds purchased	—	—	45,000
Subordinated debentures, notes and bonds payable	146,696	193,816	197,195
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures	—	180,375	190,125
Junior subordinated debentures	263,218	—	—
Securities sold not yet purchased	15,089	38,003	33,034
Due to clearing agent	6,086	78,791	81,774
Other liabilities	170,049	126,688	150,370

Total liabilities	4,683,391	4,951,677	5,266,774

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,064,076, 53,441,847 and 53,428,662 shares	541	534	534
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	256,782	252,699	252,689
Unearned compensation - restricted stock grants	(1,223)	(1,209)	(1,247)
Retained earnings	258,197	213,692	197,431

Total stockholders’ equity before accumulated other comprehensive income (loss)	514,346	465,765	449,456
Accumulated other comprehensive income (loss)	(677)	3,569	8,172

Total stockholders’ equity	513,669	469,334	457,628

Total liabilities and stockholders’ equity	$5,197,060	$5,421,011	$5,724,402

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands, except share and per share data)	2003	2002	2003	2002

Interest income:
Interest and fees on loans and leases	$50,726	$59,969	$157,979	$166,365
Interest and dividends on securities available for sale	4,598	10,322	20,941	34,192
Interest and dividends on other investment securities	4,776	8,762	15,251	25,217
Interest and dividends on securities owned	2,892	2,607	7,389	5,452

Total interest income	62,992	81,660	201,560	231,226

Interest expense:
Interest on deposits	7,758	16,089	28,685	48,521
Interest on advances from FHLB	15,025	15,856	45,632	46,452
Interest on securities sold under agreements to repurchase and federal funds purchased	558	2,305	2,625	5,802
Interest on subordinated debentures, notes and bonds payable and guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures and Junior Subordinated Debentures	6,103	6,841	18,480	17,985
Capitalized interest on real estate developments	(1,856)	(1,688)	(5,635)	(4,519)

Total interest expense	27,588	39,403	89,787	114,241

Net interest income	35,404	42,257	111,773	116,985
Provision (recovery) for loan losses	(1,076)	2,082	1,264	10,786

Net interest income after provision (recovery) for loan losses	36,480	40,175	110,509	106,199

Non-interest income:
Investment banking income	49,992	42,956	152,222	89,270
Income from real estate operations	18,893	8,625	56,165	31,128
Income from unconsolidated subsidiaries	3,969	1,654	6,525	5,334
Service charges on deposits	10,925	6,684	29,088	17,234
Other service charges and fees	4,625	3,591	14,614	10,246
(Losses) gains on securities activities	(336)	2,483	29	8,605
Impairment of securities	—	(302)	—	(18,459)
Other	3,110	1,907	8,750	6,096

Total non-interest income	91,178	67,598	267,393	149,454

Non-interest expense:
Employee compensation and benefits	60,471	54,277	183,688	129,642
Occupancy and equipment	10,161	11,101	29,514	28,759
Advertising and promotion	3,923	3,496	12,960	9,393
Selling, general and administrative expenses	3,842	2,852	11,729	8,629
Amortization of intangible assets	439	453	1,332	907
Restructuring charges and writedowns	—	—	—	1,007
Acquisition related charges and impairments	—	(71)	—	4,925
Cost associated with debt redemption	2,040	—	3,688	—
Professional fees	4,636	2,429	11,974	5,787
Communications	2,822	3,035	10,867	6,998
Floor broker and clearing fees	2,328	2,463	6,722	5,730
Other	8,018	8,069	27,919	22,970

Total non-interest expense	98,680	88,104	300,393	224,747

Income from continuing operations before income taxes and minority interest	28,978	19,669	77,509	30,906
Provision for income taxes	10,776	5,995	28,577	8,828

Income from continuing operations	18,202	13,674	48,932	22,078
Discontinued operations, (less applicable income taxes of ($60), $73, ($923) and $109)	306	860	1,143	1,549
Extraordinary item (less applicable income taxes of $0 and $2,771)	—	(61)	—	23,749
Cumulative effect of a change in accounting principle (less applicable income taxes of $1,246)	—	—	—	(15,107)

Net income	$18,508	$14,473	$50,075	$32,269

See Notes to Consolidated Financial Statements - Unaudited (continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Earnings per share
Basic earnings per share from continuing operations	$0.31	$0.24	$0.84	$0.38
Basic earnings per share from discontinued operations	0.01	0.01	0.02	0.03
Basic earnings per share from extraordinary item	—	—	—	0.41
Basic earnings (loss) per share from cumulative effect of a change in accounting principle	—	—	—	(0.26)

Basic earnings per share	$0.32	$0.25	$0.86	$0.56

Diluted earnings per share from continuing operations	$0.29	$0.22	$0.78	$0.36
Diluted earnings per share from discontinued operations	0.01	0.01	0.02	0.02
Diluted earnings per share from extraordinary item	—	—	—	0.37
Diluted earnings (loss) per share from cumulative effect of a change in accounting principle	—	—	—	(0.23)

Diluted earnings per share	$0.30	$0.23	$0.80	$0.52

Basic weighted average number of common shares outstanding	58,646,254	58,065,396	58,381,370	57,967,925

Diluted weighted average number of common and common equivalent shares outstanding	61,343,946	64,320,448	62,475,859	64,450,194

Dividends per share	$0.033	$0.031	$0.095	$0.089

See Notes to Consolidated Financial Statements - Unaudited

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003 - UNAUDITED

						Accumul-
					Unearned	ated
					Compen-	Other
			Addi-		sation	Compre-
	Compre-		tional		Restricted	hensive
	hensive	Common	Paid-in	Retained	Stock	Income
(In thousands)	Income	Stock	Capital	Earnings	Grants	(loss)	Total

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$32,269	—	—	32,269	—	—	32,269

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $3,053)	283
Accumulated loss associated with cash flow hedges (less income tax benefit of $622)	(1,903)
Reclassification adjustment for cash flow hedges	399
Reclassification adjustment for net gains included in net income	(5,507)

Other comprehensive loss	(6,728)

Comprehensive income	$25,541

Dividends on Class A Common Stock		—	—	(4,754)	—	—	(4,754)
Dividends on Class B Common Stock		—	—	(433)	—	—	(433)
Issuance of Class A common stock		2	1,168	—	—	—	1,170
Tax effect relating to the exercise of stock options		—	430	—	—	—	430
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Issuance of subsidiary common stock and options		—	(136)	—	—	—	(136)
Amortization of unearned compensation - restricted stock grants		—	—	—	112	—	112
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,728)	(6,728)

BALANCE, SEPTEMBER 30, 2002		$583	$252,689	$197,431	$(1,247)	$8,172	$457,628

BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$50,075	—	—	50,075	—	—	50,075

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $4,596)	(8,118)
Minimum pension liability (less income tax provision of $1,436)	2,552
Unrealized gain associated with investment in unconsolidated real estate subsidiary (less income tax provision of $484)	769
Accumulated gain associated with cash flow hedges (less income tax provision of $353)	180
Reclassification adjustment for cash flow hedges	390
Reclassification adjustment for net gain included in net income	(19)

Other comprehensive loss	(4,246)

Comprehensive income	$45,829

Dividends on Class A Common Stock		—	—	(5,109)	—	—	(5,109)
Dividends on Class B Common Stock		—	—	(461)	—	—	(461)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of Class A common stock		7	2,602	—	(134)	—	2,475
Issuance of subsidiary common stock			(20)				(20)
Tax effect relating to the exercise of stock options		—	1,290	—	—	—	1,290
Amortization of unearned compensation - restricted stock grants		—	—	—	120	—	120
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(4,246)	(4,246)

BALANCE, SEPTEMBER 30, 2003		$590	$256,782	$258,197	$(1,223)	$(677)	$513,669

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,

(In thousands)	2003	2002

Operating activities:
Income from continuing operations	$48,932	$22,078
Income from discontinued operations, net of tax	1,143	1,549
Income from extraordinary item, net of tax	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	(15,107)
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Provision for credit losses *	2,919	13,425
Impairment of goodwill	—	16,353
Impairment of property and equipment	257	720
Impairment of securities	—	18,459
Depreciation, amortization and accretion, net	14,512	4,770
Amortization of intangible assets	1,332	907
Change in real estate inventory	(32,651)	(54,485)
Securities owned activities, net	(6,466)	41,431
Securities sold but not yet purchased, net	(19,133)	(6,598)
Equity in joint venture earnings	96	(2,166)
Equity in earnings of other unconsolidated subsidiaries	(6,621)	(3,168)
Loans held for sale activity, net	8,703	(14,371)
Proceeds from sales of loans classified as held for sale	12,859	6,953
Gains on securities activities	(29)	(8,605)
Gains on sales of real estate owned	(280)	(114)
Gains on Gruntal transaction	—	(26,521)
Losses (gains) on sales of property and equipment	45	(56)
Cost associated with debt redemption	3,688	—
Decrease (increase) in deferred tax asset, net	3,955	(9,008)
Decrease (increase) in accrued interest receivable	4,875	(77)
Increase in other assets	(7,109)	(440)
Increase (decrease) in due to clearing agent	7,856	(29,893)
Increase in other liabilities	56,894	7,493

Net cash provided (used) in operating activities	95,777	(12,722)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	162,681	169,485
Purchase of investment securities and tax certificates	(124,757)	(163,925)
Purchases of securities available for sale	(193,400)	(314,811)
Proceeds from sales and maturities of securities available for sale	551,238	589,142
(Purchases) redemptions of FHLB stock, net	7,956	(733)
Purchases and net originations of loans and leases	(379,754)	(247,328)
Proceeds from sales of real estate owned	2,292	4,965
Net additions to office property and equipment	(9,695)	(17,452)
Decrease (Increase) in investments in unconsolidated subsidiary	2,029	(50,763)
Net cash proceeds from the sale of Ryan Beck subsidiaries	9,955	—
Acquisitions, net of cash acquired	—	(52,783)

Net cash provided (used) in investing activities	28,545	(84,203)

See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,

(In thousands)	2003	2002

Financing activities:
Net increase in deposits	61,648	102,177
Reduction in deposits from sale of in-store branch	—	(42,597)
Repayments of FHLB advances	(616,692)	(162,661)
Proceeds from FHLB advances	275,000	227,499
Net increase (decrease) in securities sold under agreements to repurchase	27,123	(119,407)
Net decrease in federal funds purchased	—	(16,000)
Repayment of notes and bonds payable	(148,718)	(59,306)
Proceeds from notes and bonds payable	97,784	103,623
Issuance of common stock and exercise of stock options	2,666	1,034
Issuance of trust preferred securities	75,000	115,375
Common stock dividends paid	(5,570)	(5,187)

Net cash (used) provided in financing activities	(231,759)	144,550

(Decrease) increase in cash and cash equivalents	(107,437)	47,625
Cash and cash equivalents at beginning of period	250,745	120,205

Cash and cash equivalents at end of period	$143,308	$167,830

Supplementary disclosure on non-cash investing and financing activities:
Interest paid	$98,479	$119,149
Income taxes paid	11,237	30,850
Loans transferred to real estate owned	2,064	12,427
Securities held to maturity transferred to available for sale	14,505	—
Net loan charge-offs	350	19,342
Tax certificate net charge-offs	158	1,035
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	7,843	—
Increase in junior subordinated debentures related to trust deconsolidation	7,843	—
Transfer of guaranteed preferred beneficial interest in Company’s Junior Subordinated Debentures to junior subordinated debentures	180,375	—
Increase in equity for the tax effect related to the exercise of employee stock options	1,290	430
Transfer of securities available for sale to investment in unconsolidated subsidiaries	—	2,728
Transfer of relocated branch to real estate held for sale	1,000	—
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	3,675
Acquisition goodwill adjustments	(734)	—
Change in accumulated other comprehensive income	(4,246)	(6,728)
Change in deferred taxes on other comprehensive income	2,323	3,675
Issuance of Class A Common Stock upon conversion of subordinated debentures	211	25

*     Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company. The Company’s principal assets include the capital stock of BankAtlantic and its subsidiaries, Levitt Corporation and its subsidiaries (“Levitt”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). RB Holding, Inc. was formed in July, 2003 as a holding company for Ryan Beck & Co., Inc. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Levitt’s principal activities include residential construction, real estate development and real estate joint venture investments in Florida. Levitt’s principal assets include Core Communities, LLC, Levitt and Sons, LLC and its investment in Bluegreen Corporation (“Bluegreen”). Core Communities develops land for master planned communities located in Florida. Levitt and Sons is primarily a developer of single-family home communities and condominiums and has participated in condominium and rental apartment joint ventures primarily in Florida. Bluegreen, a New York Stock Exchange listed company in which the Company owns approximately 40% of the outstanding common stock, is a developer of primarily drive-to vacation interval resorts, golf communities and residential land. Ryan Beck is an investment banking and brokerage firm which provides a wide range of investment banking, brokerage and investment management services. All significant inter-company balances and transactions have been eliminated in consolidation, including $23.2 million of loans from BankAtlantic to Levitt and $30.0 million of loans from the Company to Levitt.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments necessary to present fairly the Company’s consolidated financial condition at September 30, 2003, December 31, 2002 and September 30, 2002, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, the consolidated stockholders’ equity and comprehensive income for the nine months ended September 30, 2003 and 2002 and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2003. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Form 10-Q for the three months ended March 31, 2003 and June 30, 2003.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Pro forma net income
Net income, as reported	$18,508	$14,473	$50,075	$32,269
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	44	38	186	204
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(454)	(361)	(1,416)	(1,179)

Pro forma net income	$18,098	$14,150	$48,845	$31,294

Earnings per share:
Basic as reported	$0.32	$0.25	$0.86	$0.56

Basic pro forma	0.31	0.24	0.84	0.54

Diluted as reported	$0.30	$0.23	$0.80	$0.52

Diluted pro forma	0.29	0.23	0.78	0.51

     During the nine months ended September 30, 2003, the Company issued 11,000 shares of restricted common stock under a compensation agreement with an employee. The shares vest on December 31, 2008 and had a fair value of $134,000 at the grant date.

3. Discontinued Operations

     As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. In October 2003, Buyer made a $1.4 million prepayment of principal of the promissory note which reduced the outstanding balance to $12.2 million.

     During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss. Cumberland’s loss before income taxes during the period from January 1, 2003 to May 28, 2003 was $4,000. Cumberland’s income before income taxes for the nine months ended September 30, 2002 was $37,000.

BankAtlantic Bancorp, Inc.

     The summarized components of earnings from discontinued operations are as follows (in thousands):

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net interest income	$1,310	$1,380	$5,126	$2,389
Non-interest income	4,263	8,016	19,187	13,385
Non-interest expense	5,384	8,463	23,744	14,116

Income before taxes	189	933	569	1,658
Provision for taxes	(117)	73	(574)	109

Net income from discontinued operations	$306	$860	$1,143	$1,549

     The following table summarizes the assets and liabilities associated with the sale of Cumberland Advisors and GMS and the consideration received (in thousands):

	GMS	Cumberland	Total

Cash	$320	$495	$815
Securities owned	105,083	—	105,083
Property and equipment	425	134	559
Goodwill	—	1,204	1,204
Other assets	5,415	64	5,479
Securities sold but not yet purchased	(3,781)	—	(3,781)
Due to clearing agent	(80,561)	—	(80,561)
Other liabilities	(4,180)	(167)	(4,347)

Net assets sold	22,721	1,730	24,451
Notes receivable - GMS Holdings	(13,681)	—	(13,681)
Cash sold	(320)	(495)	(815)

Net cash proceeds received	$8,720	$1,235	$9,955

     The assets and liabilities of GMS and Cumberland Advisors included in the accompanying consolidated statements of financial condition consisted of the following:

	September 30,	December 31,	September 30,
(In thousands)	2003	2002	2002

Cash	$—	$455	$1,707
Securities owned	—	114,823	107,687
Goodwill	—	1,204	1,204
Other assets	—	5,546	5,090

Total assets	$—	$122,028	$115,688

Securities sold but not yet purchased	$—	$2,797	$3,198
Due to clearing agent	—	92,035	80,234
Other liabilities	—	4,619	4,594

Total liabilities	$—	$99,451	$88,026

4. Securities Owned and Securities Sold Not Yet Purchased

     Ryan Beck’s securities owned activities are associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers.

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2003	2002	2002

Debt obligations:
States and municipalities (1)	$18,308	$119,417	$111,712
Corporations	3,506	5,344	12,637
U.S. Government and agencies	25,394	26,004	27,780
Corporate equities	16,068	19,280	12,074
Mutual funds	22,467	16,409	12,592
Certificates of deposit	2,094	—	1,979

	$87,837	$186,454	$178,774

     (1)  December 31, 2002 amount includes $108.3 million of securities owned by GMS, of which approximately $9.7 million were not accruing interest.

     Primarily to finance its securities inventory, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral. As of September 30, 2003, December 31, 2002 and September 30, 2002 the balances due to the clearing broker were $6.1 million, $78.8 million and $81.8 million, respectively.

     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2003	2002	2002

States and municipalities	$262	$9,566	$4,164
Corporations	1,707	1,159	7,450
U.S. Government and agencies	8,771	23,587	9,792
Corporate equities	4,341	3,691	4,375
Certificates of deposit	8	—	7,253

	$15,089	$38,003	$33,034

5. Impairment of Securities

     During the third quarter of 2002, the Company recognized an impairment charge of $302,000 on publicly traded equity securities resulting from declines in value that were other than temporary. During the nine months ended September 30, 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan (the Company’s CEO and Chairman of the Board) and John E. Abdo (the Company’s Vice Chairman of the Board) were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. During the nine months ended September 30, 2002, the Company also recognized an impairment charge of $3.5 million on publicly traded equity securities. As a result of these losses, the Company revised our policy for holding company equity investments. Any future equity investments will be limited to liquid securities and will be subject to significant concentration restrictions. The Company did not recognize impairments on securities during the three and nine months ended September 30, 2003. At September 30, 2003, the Company had $17.3 million invested in equity securities and mutual funds.

BankAtlantic Bancorp, Inc.

6. Loans Receivable

     The loan and lease portfolio consisted of the following components (in thousands):

	September 30,	December 31,	September 30,
	2003	2002	2002

Real estate loans:
Residential	$1,493,419	$1,378,041	$1,554,871
Commercial and construction	2,293,091	1,973,903	2,005,042
Small business	106,243	98,494	94,517
Other loans:
Second mortgages - direct	306,037	261,579	242,837
Second mortgages - indirect	1,190	1,713	1,786
Commercial business	101,065	82,174	71,626
Lease financing	17,140	31,279	36,073
Small business - non-mortgage	54,360	62,599	64,668
Due from foreign banks	—	—	766
Deposit overdrafts	3,636	2,487	1,968
Consumer loans - other direct	19,104	22,394	23,278
Consumer loans - other indirect	1,716	6,392	9,505
Loans held for sale:
Residential	3,022	—	—
Commercial syndications	7,312	14,499	16,873

Total gross loans	4,407,335	3,935,554	4,123,810

Adjustments:
Undisbursed portion of loans in process	(621,674)	(511,861)	(447,326)
Premiums related to purchased loans	8,172	2,159	338
Deferred fees	(5,993)	(5,200)	(3,814)
Allowance for loan losses	(48,202)	(48,022)	(45,602)

Loans receivable – net	$3,739,638	$3,372,630	$3,627,406

7. Real Estate Held for Development and Sale

     Real estate held for development and sale consisted of the combined activities of Levitt and its subsidiaries as well as the activities of a 50% owned real estate joint venture (“Riverclub”) in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). Riverclub was acquired in connection with the acquisition of Community Savings Bankshares, Inc. (“Community”) in March 2002. As a consequence of the implementation of FIN No. 46 on July 1, 2003, the Company consolidated Riverclub in its financial statements effective January 1, 2003. In periods prior to 2003, Riverclub was accounted for on the equity method. The purpose of the Riverclub joint venture is to develop 199 single-family homes, condominium units and duplexes that are located in Indian River County, Florida. The Riverclub joint venture had total assets of $25.3 million and construction loans from unrelated lenders of $2.9 million at September 30, 2003. The loans are collateralized by specific single family homes or duplexes.

BankAtlantic Bancorp, Inc.

     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2003	2002	2002

Land and land development costs (1)	$175,691	$161,826	$161,005
Construction costs (2)	63,377	23,412	27,040
Other costs	14,805	12,888	9,956
Other (3)	3,047	2,057	2,057

	$256,920	$200,183	$200,058

(1)	Included in land and land development costs at September 30, 2003 was $9.2 million of costs associated with Riverclub. No amounts associated with Riverclub were included at December 31, 2002.

(2)	Included in construction costs at September 30, 2003 was $15.7 million of costs associated with Riverclub. No amounts associated with Riverclub were included at December 31, 2002.

(3)	During 2003, the Company relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized an impairment loss of $257,000.

     The components of gains on sales of real estate developed for sale were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Sales of real estate	$67,083	$40,981	200,702	$125,697
Cost of sales	48,190	32,356	144,537	94,569

Income from real estate operations	18,893	8,625	56,165	31,128

8. Investments in unconsolidated subsidiaries

     The Company’s investment and advances to unconsolidated subsidiaries consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2003	2002	2002

Investment in Bluegreen Corporation	$68,265	$60,695	$59,995
Advances to real estate joint ventures	23,899	51,954	51,064
Investments in real estate joint ventures	2,565	(50)	397
Investment in trusts	7,861	—	—

Investment in unconsolidated subsidiaries	$102,590	$112,599	$111,456

     In prior periods, the Company formed eleven statutory business trusts (“trusts”) in order to issue trust preferred securities. The Company consolidated these statutory business trusts in all periods prior to January 1, 2003. Upon the implementation of FIN No. 46, the Company deconsolidated these trusts effective January 1, 2003. The deconsolidation resulted in an increase in junior subordinated debentures on the Company’s statement of financial condition with a corresponding increase in investments in unconsolidated subsidiaries.

     Included in advances to real estate joint ventures and investments in real estate joint ventures at December 31, 2002 was $26.5 million and ($2.9) million, respectively, associated with the Riverclub joint venture. Included in advances to real estate joint ventures and investments in real estate joint ventures at September 30, 2002 was $24.9 million and ($3.1) million, respectively, associated with the Riverclub joint venture. As previously indicated, the Company consolidated the Riverclub joint venture effective January 1, 2003.

BankAtlantic Bancorp, Inc.

     The components of earnings associated with investments and advances to unconsolidated subsidiaries consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

(In thousands)	2003	2002	2003	2002

Equity in Bluegreen’s earnings	$3,868	$1,427	$6,308	$3,168
Equity in earnings from real estate joint ventures	(16)	227	(96)	2,166
Equity in earnings from unconsolidated trusts	117	—	313	—

Income from unconsolidated subsidiaries	$3,969	$1,654	$6,525	$5,334

     The following table provides the Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operations for the trusts.

September 30,
(In thousands)	2003

Statement of Financial Condition
Junior subordinated debentures	$263,218
Other assets	634

Total assets	$263,852

Trust preferred securities	$255,375
Other liabilities	616

Total liabilities	255,991
Common securities	7,861

Total liabilities and common securities	$263,852

	For the Three Months	For the Nine Months
	Ended September 30, 2003	Ended September 30, 2003

Statement of Operations
Interest income	$3,914	$10,601
Interest expense	3,797	10,288

Net income	$117	$313

9. Derivatives

     The following table outlines the notional amount and fair value of the Company’s derivatives outstanding at September 30, 2003 (in thousands):

			Paying	Receiving
	Notional		Index/Fixed	Index/Fixed	Termination
	Amount	Fair Value	Amount	Amount	Date

Five year pay fixed swaps	$25,000	$(2,131)	5.73%	3 mo. LIBOR	1/5/06
Three year pay fixed swaps	$25,000	$(284)	5.81%	3 mo. LIBOR	12/28/03

Forward contract to purchase adjustable rate mortgages	$12,697	$2

     The above interest rate swap contracts were originated in prior periods to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The Company’s risk management strategy was to fix the variability of cash outflows on floating rate advances at a rate of 5.09%. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from

BankAtlantic Bancorp, Inc.

the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s Statements of Operations for the three and nine months ended September 30, 2003 and 2002. The Company expects $122,000 of comprehensive income included in stockholders’ equity at September 30, 2003 associated with interest rate swaps to be reclassified into earnings within the next twelve months.

     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is five year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract is held for trading purposes and recorded at fair value.

     The asset and liability committee monitors the Company’s interest rate risk. Based on the committee’s on-going review, it was determined that fixed rate FHLB advances that mature within six months were at rates significantly above market, and the Company’s net interest margin would improve if these advances were repaid. During September 2003, the Company repaid $185 million of FHLB advances and incurred a pre-payment penalty of $2.0 million. Additionally, the Company also settled a $25 million notional amount interest rate swap for a $234,000 loss.

10. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through six reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operations segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Levitt, Ryan Beck and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as retention pool compensation expense related to the acquisition of Ryan Beck in 1998. Interest expense and certain revenue and expense items are allocated to the three Bank Operations reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operations reportable segments and the parent company may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments likely would not, in management’s view, be impacted.

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

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income from continuing operations for the three months ended September 30, 2003 and 2002:

	Bank	Levitt		Parent	Elimination	Segment
(In thousands)	Operations	Corporation	Ryan Beck	Company	Entries	Total

2003
Interest income	$60,133	$190	$2,892	$437	$(660)	$62,992
Interest expense	(23,574)	16	(277)	(4,113)	360	(27,588)
Provision for loan losses	1,076	—	—	—	—	1,076
Non-interest income	17,154	22,477	50,550	719	278	91,178
Non-interest expense	(39,165)	(10,203)	(48,748)	(586)	22	(98,680)

Segment profits and Losses before taxes	15,624	12,480	4,417	(3,543)	—	28,978
Provision for income taxes	(5,675)	(4,820)	(1,522)	1,241	—	(10,776)

Segment net income (loss)	$9,949	$7,660	$2,895	$(2,302)	$—	$18,202

Segment average assets	$5,019,517	$349,187	$180,844	$88,009	$(57,860)	$5,579,697

2002
Interest income	$79,244	$221	$2,607	$479	$(891)	$81,660
Interest expense	(34,549)	(70)	(342)	(4,790)	348	(39,403)
Provision for loan losses	(2,082)	—	—	—	—	(2,082)
Non-interest income	13,309	9,633	43,631	493	532	67,598
Non-interest expense	(34,286)	(6,948)	(46,709)	(172)	11	(88,104)

Segment profits and losses before taxes	21,636	2,836	(813)	(3,990)	—	19,669
Provision for income taxes	(7,503)	(336)	508	1,336	—	(5,995)

Segment net income (loss)	$14,133	$2,500	$(305)	$(2,654)	$—	$13,674

Segment average assets	$5,279,902	$283,637	$219,932	$101,358	$(88,047)	$5,796,782

BankAtlantic Bancorp, Inc.

     The Company evaluates segment performance based on net income after tax. The table below is segment information for income from continuing operations for the nine months ended September 30, 2003 and 2002:

	Bank	Levitt		Parent	Elimination	Segment
(In thousands)	Operations	Corporation	Ryan Beck	Company	Entries	Total

2003
Interest income	$194,399	$651	$7,390	$1,399	$(2,279)	$201,560
Interest expense	(77,625)	(234)	(1,018)	(12,213)	1,303	(89,787)
Provision for loan losses	(1,264)	—	—	—	—	(1,264)
Non-interest income	53,762	56,631	154,735	1,359	906	267,393
Non-interest expense	(116,152)	(28,835)	(152,099)	(3,377)	70	(300,393)

Segment profits and losses before taxes	53,120	28,213	9,008	(12,832)	—	77,509
Provision for income taxes	(18,809)	(10,892)	(3,365)	4,489	—	(28,577)

Segment net income (loss)	$34,311	$17,321	$5,643	$(8,343)	$—	$48,932

Segment average assets	$5,083,986	$327,664	$215,331	$86,149	$(89,633)	$5,623,497

2002
Interest income	$225,968	$1,019	$5,451	$1,244	$(2,456)	$231,226
Interest expense	(101,532)	(384)	(1,046)	(12,635)	1,356	(114,241)
Provision for loan losses	(10,786)	—	—	—	—	(10,786)
Non-interest income	36,205	35,031	91,490	(14,363)	1,091	149,454
Non-interest expense	(98,889)	(20,737)	(101,613)	(3,517)	9	(224,747)

Segment profits and losses before taxes	50,966	14,929	(5,718)	(29,271)	—	30,906
Provision for income taxes	(17,711)	(3,675)	2,313	10,245	—	(8,828)

Segment net income (loss)	$33,255	$11,254	$(3,405)	$(19,026)	$—	$22,078

Segment average assets	$4,942,971	$254,231	$179,363	$104,768	$(123,477)	$5,357,856

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003 were as follows:

	Bank	Levitt		Parent	Segment
(In thousands)	Operations	Corporation	Ryan Beck	Company	Total

Balance as of December 31, 2002	$71,224	$—	$1,658	$5,730	$78,612
Adjustments:
Allowance for Community Loan losses acquired	(734)	—	—	—	(734)
Sale of Cumberland Advisors, Inc.	—	—	(1,204)	—	(1,204)

Balance as of September 30, 2003	$70,490	$—	$454	$5,730	$76,674

BankAtlantic Bancorp, Inc.

     Bank Operations consists of three reportable segments. The table below is segment information for the three months ended September 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

	For the Three Months Ended
	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total
(In thousands)
2003
Interest income	$27,251	$26,353	$6,529	$60,133
Interest expense and overhead	(21,704)	(11,421)	(3,043)	(36,168)
Provision for loan losses	741	(675)	1,010	1,076
Direct non-interest income	(29)	629	2,726	3,326

Segment profits and losses before taxes	221	11,961	3,442	15,624
Provision for income taxes	(80)	(4,345)	(1,250)	(5,675)

Segment net income (loss)	$141	$7,616	$2,192	$9,949

Segment average assets (1)	$2,422,489	$1,834,700	$488,791	$4,745,980

2002
Interest income	$43,915	$28,493	$6,836	$79,244
Interest expense and overhead	(29,890)	(16,099)	(4,053)	(50,042)
Provision for loan losses	168	(1,059)	(1,191)	(2,082)
Direct non-interest income	1,803	505	2,521	4,829

Segment profits and losses before taxes	14,413	7,616	(393)	21,636
Provision for income taxes	(4,998)	(2,641)	136	(7,503)

Segment net income (loss)	$9,415	$4,975	$(257)	$14,133

Segment average assets (1)	$2,801,826	$1,725,521	$434,370	$4,961,717

     (1)  Segment average assets exclude Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

BankAtlantic Bancorp, Inc.

     Bank Operations consists of three reportable segments. The table below is segment information for the nine months ended September 30, 2003 and 2002 associated with the three Bank Operations reportable segments:

	For the Nine Months Ended
	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total
(In thousands)
2003
Interest income	$97,768	$77,194	$19,437	$194,399
Interest expense and overhead	(72,232)	(37,921)	(10,407)	(120,560)
Provision for loan losses	398	(3,300)	1,638	(1,264)
Direct non-interest income	91	3,459	7,752	11,302

Segment profits and losses before taxes	13,422	31,742	7,956	53,120
Provision for income taxes	(4,702)	(11,280)	(2,827)	(18,809)

Segment net income (loss)	$8,720	$20,462	$5,129	$34,311

Segment average assets (1)	$2,568,704	$1,752,559	$480,203	$4,801,466

2002
Interest income	$127,792	$79,330	$18,846	$225,968
Interest expense and overhead	(88,252)	(45,844)	(11,232)	(145,328)
Provision for loan losses	27	(9,207)	(1,606)	(10,786)
Direct non-interest income	5,092	1,885	7,248	14,225

Segment profits and losses before taxes	36,752	15,970	(1,756)	50,966
Provision for income taxes	(12,887)	(5,345)	521	(17,711)

Segment net income (loss)	$23,865	$10,625	$(1,235)	$33,255

Segment average assets (1)	$2,708,604	$1,645,518	$403,012	$4,757,134

     (1)  Segment average assets exclude Bank operation overhead assets such as property and equipment and assets that benefit multiple reportable segments.

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003 were as follows:

	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total
(In thousands)
Balance as of December 31, 2002	$34,322	$35,977	$925	$71,224
Allowance for Community loan losses acquired	—	(734)	—	(734)

Balance as of September 30, 2003	$34,322	$35,243	$925	$70,490

11. Transitional Goodwill Impairment Evaluation

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

BankAtlantic Bancorp, Inc.

12. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were:

	September 30,	December 31,

	2003	2002

	(In thousands)
Commitment to sell residential loans	$21,040	$88
Forward contract to purchase mortgage-backed securities	12,697	39,128
Commitments to purchase other investment securities	—	200
Commitments to purchase variable rate residential loans	1,768	300,643
Commitments to extend credit, including the undisbursed portion of loans in process	1,373,000	1,126,384
Standby letters of credit	22,680	35,927
Commercial lines of credit	145,228	209,708

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry to guarantee project performance. These types of standby letters of credit had a maximum exposure of $16.1 million at September 30, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers to guarantee the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.6 million at September 30, 2003. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

     Levitt together with its joint venture partners have provided guarantees on indebtedness to joint ventures accounted for under the equity method of accounting. The guarantees were required to obtain joint venture financing. Levitt and its joint venture partners would be required to perform on their guarantees if the joint ventures default on the various loan agreements. At September 30, 2003 and December 31, 2002, Levitt had guaranteed $24.9 million and $26.2 million, respectively, of joint venture debt. Included in these guarantees were $23.2 million and $23.9 million of loans from BankAtlantic. Levitt’s management believes that based on the loans’ collateral, no payments will be required under the guarantees.

13. Acquisitions and Sales of Subsidiaries

     On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”) and acquired all of the membership interests in GMS. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to financial consultants participating in Gruntal’s deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash. Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws in October 2002. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the Gruntal transaction based on allegations that Ryan Beck is the “successor to Gruntal.” Ryan Beck has also been sued by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal whether pending or filed in the future. This action was stayed by the court pursuant to an order dated August 1, 2003, until the resolution of the Gruntal bankruptcy proceedings. Ryan Beck did not assume any of these liabilities in connection with these transactions and has filed a Proof of Claim with the Bankruptcy Court in the amount of $43.9 million asserting its right to indemnification from Gruntal under the asset purchase agreement for the costs of defending the above-referenced claims as well as any liability that may be assessed against Ryan Beck in such matters. For further information see Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

BankAtlantic Bancorp, Inc.

     The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

	Community	Gruntal	Total

Cash and interest earning deposits	$124,977	$886	$125,863
Securities available for sale	79,768	—	112,914
Trading securities	—	151,909	118,763
Loans receivable, net	623,039	—	623,039
FHLB Stock	8,063	—	8,063
Investments and advances to joint ventures	16,122	—	16,122
Goodwill	55,498	—	55,498
Core deposit intangible asset	15,117	—	15,117
Other assets	46,620	12,597	59,217

Fair value of assets acquired	969,204	165,392	1,134,596

Deposits	639,111	—	639,111
FHLB advances	138,981	—	138,981
Other borrowings	14,291	3,427	17,718
Securities sold not yet purchased	—	1,201	1,201
Payable to clearing broker	—	101,705	101,705
Other liabilities	6,022	27,463	33,485

Fair value of liabilities assumed	798,405	133,796	932,201
Fair value of net assets acquired over cost		(23,749)	(23,749)

Purchase price	170,799	7,847	178,646
Cash acquired	(124,977)	(886)	(125,863)

Purchase price net of cash acquired	$45,822	$6,961	$52,783

     Acquisition related charges and impairments during the three and nine months ended September 30, 2002 included various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition and the Gruntal transaction. In connection with the Community acquisition, BankAtlantic closed two of its Palm Beach county branches during 2002. In August 2003, Ryan Beck sold its entire membership interest in GMS.

14. New Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“Consolidation of Variable Interest Entities” or “FIN No. 46”). The interpretation defines a variable interest entity as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The interpretation also requires that the primary beneficiary is the only entity that can consolidate the variable interest entity. A primary beneficiary is the enterprise that has the majority of the risks and rewards of ownership. Upon consolidation of a variable interest entity, the assets, liabilities and noncontrolling interest of the variable interest entity are measured at their carrying amounts with any difference between the net amount added to the statement of financial condition and any previously recognized interest being recognized as the cumulative effect of a change in accounting principle. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On July 1, 2003, all of the Company’s subsidiaries, except for Levitt Corporation and its subsidiaries, implemented the interpretation effective January 1, 2003. As a consequence of the implementation, the Company’s wholly-owned statutory business trusts formed to issue trust preferred securities were deconsolidated and the Company’s Riverclub joint venture was consolidated. The Company restated its first and second quarter financial statements to reflect its implementation of FIN No. 46.

BankAtlantic Bancorp, Inc.

     In October 2003, the FASB deferred the implementation of FIN No. 46 from the third quarter to the fourth quarter of 2003. The deferral only applies to interests held in variable interest entities created before February 1, 2003. The FASB believes that additional time was needed for companies to complete the evaluation of existing variable interest entities and to determine which of those entities are required to be included in their consolidated financial statements. The FASB encouraged early adoption of the standard. As a consequence of the deferral and the additional guidance issued by FASB, management of Levitt Corporation determined that they needed additional time to fully review Levitt’s business relationships. The management of Levitt does not believe that the interpretation will have a material effect on Levitt’s financial statements; however, Levitt’s management cannot give any assurances that this will be the case until their evaluation is completed. The Company’s investments in and advances to Levitt’s unconsolidated entities totaled $27.8 million at September 30, 2003.

     In May 2003, the FASB issued Statement No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

     The Statement also required that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB has deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company’s minority interest in finite-lived entities are not significant.

15. Reclassifications

     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2003.

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (“the Company”, which may also be referred to as “we,” “us,” or “our”) and its wholly owned subsidiaries for the three and nine months ended September 30, 2003 and 2002, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida and its subsidiaries (“BankAtlantic” or “Bank”), Levitt Corporation and its subsidiaries (“Levitt”), a real estate development company, and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”), a brokerage and investment banking firm.

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this report and in any documents incorporated by reference herein, the words “anticipate”, “believe”, “estimate”, “may”, “intend”, “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; the effect of prepaying FHLB advances on our net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of changes in accounting policies; the impact of periodic testing of goodwill and other intangible assets for impairment, and with respect to the operations of Levitt Corporation (“Levitt”) and its real estate subsidiaries: the market for real estate generally and in the areas where Levitt has developments, the availability and price of land suitable for development, materials prices, labor costs, interest rates, environmental factors and governmental regulations; and the Company’s success at managing the risks involved in the foregoing. This report also contains forward-looking statements with respect to the proposed spin-off of Levitt Corporation which is subject to a number of risks and uncertainties that are subject to change including that the conditions relating to regulatory approval and the tax-free nature of the spin-off may not be met, that business, economic, or market conditions may make the spin-off less advantageous, that Levitt will not be successful as a separate publicly-traded company, that Levitt will not have additional access to capital or debt markets or that such markets may prove to be more expensive than currently available, and that the Board may in the future conclude that it is not in the best interest of the Company or the shareholders to pursue the spin-off. Further, this report contains forward-looking statements with respect to Ryan Beck, which is subject to a number of risks and uncertainties including the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenues mix, the success of new lines of business and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

BankAtlantic Bancorp, Inc.

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

Consolidated Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002
(In thousands)
Net interest income	$35,404	$42,257	$111,773	$116,985
Provision (recovery) for loan losses	(1,076)	2,082	1,264	10,786
(Losses) gains on securities activities	(336)	2,483	29	8,605
Impairment of securities	—	—	—	(18,459)
Other non-interest income	91,514	65,115	267,364	159,308
Non-interest expense	98,680	88,104	300,393	224,747

Income from continuing operations before income taxes	28,978	19,669	77,509	30,906
Provision for income taxes	10,776	5,995	28,577	8,828

Income from continuing operations	18,202	13,674	48,932	22,078
Discontinued operations, net of tax	306	860	1,143	1,549
Extraordinary item, net of tax	—	(61)	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(15,107)

Net income	$18,508	$14,473	$50,075	$32,269

For the Three Months Ended September 30, 2003 Compared to the Same 2002 Period:

     Income from continuing operations increased by 33%. The improvement in earnings primarily resulted from a significant increase in non-interest income from all of the Company’s major subsidiaries and a reduction in bank operations provision for loan losses. The above increases in earnings were partially offset by higher operating expenses at all of the Company’s subsidiaries and a significant decline in bank operations net interest income.

     The Company’s net interest income decreased by 16%. The decline in net interest income primarily resulted from a decline in the Bank’s net interest margin and secondarily from a reduction in interest earning assets.

     The recovery in the provision for loan losses during the 2003 quarter resulted from a general improvement in credit quality during 2003. During 2003, BankAtlantic experienced a significant decline in loan delinquencies, non-performing assets and net charge-offs.

     Losses on securities activities during the 2003 period resulted primarily from losses on the settlement of an interest rate swap with a notional amount of $25 million and losses on the sale of agency securities. Gains on securities activities during the 2002 third quarter primarily resulted from sales of the Bank’s securities available for sale and parent company equity securities.

     Other non-interest income increased by 41% from the 2002 period. The increase primarily resulted from a substantial increase in revenues attributed to Levitt real estate activities, a significant increase in revenues from service charges from Bank operations, and higher revenues from Ryan Beck retail customers. The increase in Bank operations revenues resulted from higher service charges and fees on deposits attributed to an increase in checking accounts associated with new checking products and our seven-day branch banking initiative. The enhanced revenues from Levitt’s real estate operations reflect higher equity earnings from its investment in Bluegreen Corporation and an increase in the number of homes sold at Levitt and Sons as well as an increase in land sales at Core Communities.

BankAtlantic Bancorp, Inc.

     Non-interest expense increased by 12% from 2002. Bank operations non-interest expense increased from $34.3 million to $39.2 million. The higher expenses primarily related to $2.0 million of debt redemption costs and increased compensation expenses and advertising costs associated with the implementation of the “Florida’s Most Convenient Bank” initiatives. Levitt’s non-interest expenses increased from $6.9 million to $10.2 million. The higher costs were linked to the opening of new developments and a substantial increase in homes closed. Ryan Beck’s non-interest expense increased from $46.7 million to $48.7 million primarily due to increased compensation expense resulting from higher principal transaction revenues.

     As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.5 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. In October 2003, Buyer made a $1.4 million prepayment of principal of a promissory note which reduced the outstanding balance to $12.2 million. Discontinued operations represents the earnings from GMS net of income taxes. Prior periods have been restated to exclude GMS from income from continuing operations.

For the Nine Months Ended September 30, 2003 Compared to the Same 2002 Period:

     The increase in income from continuing operations was primarily the result of the items discussed above. Included in income from continuing operations during 2003 was a $1.7 million charge associated with unamortized offering costs and call premiums on the early redemption of parent company 5.625% convertible subordinated debentures and a $257,000 impairment charge associated with a Bank branch relocation. Included in income from continuing operations during 2002 was $18.2 million of impairment charges on equity securities at the parent company, $4.1 million of acquisition related charges and impairments associated with Ryan Beck’s Gruntal transaction and $1.1 million of ATM restructuring charges and impairments associated with banking activities.

     Net income for the 2002 period was favorably impacted by an extraordinary gain recognized in connection with the Gruntal transaction. The extraordinary gain was recognized because the fair value of the net assets acquired, after reducing the carrying value of non-financial assets to zero, exceeded the cost of the transaction by $23.8 million, net of income taxes of $2.7 million. As indicated, included in the assets acquired in the Gruntal transaction was the membership interest in GMS.

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

BankAtlantic Bancorp, Inc.

Bank Results of Operations

Net interest income

	For the Three Months Ended

	September 30, 2003			September 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
( In thousands)
Loans:
Residential real estate	$1,714,774	$18,186	4.24%	$1,576,825	$24,806	6.29%
Commercial real estate	1,666,209	24,011	5.76	1,592,990	25,893	6.50
Consumer	319,269	3,548	4.45	264,873	3,696	5.58
Lease financing	18,935	538	11.37	40,410	1,256	12.43
Commercial business	110,236	1,618	5.87	93,136	1,453	6.24
Small business	159,025	3,022	7.60	160,884	3,141	7.81

Total loans	3,988,448	50,923	5.11	3,729,118	60,245	6.46

Investments	718,528	9,210	5.13	1,191,441	18,999	6.38

Total interest earning assets	4,706,976	60,133	5.11%	4,920,559	79,244	6.44%

Goodwill and core deposit intangibles	83,143			88,395
Other non-interest earning assets	229,398			270,948

Total Assets	$5,019,517			$5,279,902

Deposits:
Savings	$197,778	$137	0.27%	$149,906	$380	1.01%
NOW	473,741	438	0.37	357,709	681	0.76
Money funds	874,789	1,935	0.88	786,375	3,468	1.75
Certificate accounts	837,221	5,248	2.49	1,266,869	11,558	3.62

Total deposits	2,383,529	7,758	1.29	2,560,859	16,087	2.49

Short-term borrowed funds	256,826	588	0.91	528,533	2,323	1.74
Advances from FHLB	1,249,074	15,025	4.77	1,229,562	15,858	5.12
Long-term debt	34,863	489	5.56	14,010	281	7.96

Total interest bearing liabilities	3,924,292	23,860	2.41	4,332,964	34,549	3.16
Non-interest bearing deposits	568,333			427,686
Non-interest bearing other liabilities	44,637			65,664

Total Liabilities	4,537,262			4,826,314
Stockholder’s equity	482,255			453,588

Total liabilities and stockholder’s equity	$5,019,517			$5,279,902

Net interest income/ net interest spread		36,273	2.70%		44,695	3.28%

Capitalized interest from real estate operations		285			—

Net interest income		$36,558			$44,695

Margin
Interest income/interest earning assets			5.11%			6.44%
Interest expense/interest earning assets			2.01			2.79

Net interest margin			3.10%			3.65%

For the Three Months Ended September 30, 2003 Compared to the Same 2002 Period:

     The decline in net interest income during the period primarily resulted from a significant decline in the net interest margin and secondarily from a reduction in average interest earning assets.

     The net interest margin was negatively impacted by the historically low interest rates during the 2003 quarter. This low interest rate environment resulted in accelerated prepayments of mortgage loans and investment securities with higher yields than the current market rates. Mortgage loans and investment securities were also adversely affected by the downward re-pricing of floating rate securities. We invested the proceeds from repayments primarily in residential and commercial loans at the lower current rates. As a consequence, we had a decline in our yield on interest earning assets.

BankAtlantic Bancorp, Inc.

     Rates paid on interest bearing liabilities did not decline as rapidly. Approximately 30% of interest bearing liabilities consists of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, pay fixed interest rates. These advances were originated in order to fund the purchase of fixed rate residential loans. However, the FHLB Advances contain prepayment restrictions, preventing us from repaying advances in proportion to the repayments of residential loans. However, during the current period, we prepaid $185 million of high rate advances. This action resulted in a charge to income of $2.0 million, and we intend to assess the balance of high cost advances and its effect on future periods.

     The reduction in the net interest margin was partially offset by a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. Average low cost deposits increased from $935 million during the 2002 quarter to $1,240 million during the same 2003 quarter, while certificate of deposit accounts declined from $1,267 million during the 2002 quarter to $837 million during the same 2003 period. Additionally, we experienced growth in our insured money fund accounts that bear lower rates than other interest bearing accounts. Our growth in low cost deposits resulted primarily from our “Florida’s Most Convenient Bank” initiatives, including seven-day branch banking and free checking accounts. We opened approximately 38,000 new checking and savings accounts during the 2003 quarter compared to approximately 30,000 new accounts during the same 2002 period.

     Higher average loan balances resulted from the purchase and origination of commercial real estate, residential and home equity loans. During the nine months ended September 30, 2003, the Bank purchased $1.1 billion of residential loans and originated $1.0 billion of loans, compared to residential loan purchases of $531 million and loan originations of $810 million during the same 2002 period. Loan growth was offset by repayments of mortgage loans and mortgage-backed securities resulting from historically low interest rates. The Bank used the proceeds from repayments to fund certificate account outflows and to pay-down short-term borrowings.

     Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates. As a consequence of the historically low interest rates, the Bank implemented an asset and liability management strategy of reducing its earning assets in response to concerns over the risks associated with making long-term asset commitments in a historically low interest rate environment.

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

     Capitalized interest during the 2003 quarter represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture. Upon the implementation of FIN No. 46 the Riverclub joint venture was consolidated effective January 1, 2003. During 2002, the Riverclub joint venture was accounted for on the equity method of accounting.

BankAtlantic Bancorp, Inc.

	For the Nine Months Ended

	September 30, 2003			September 30, 2002

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(In thousands)
Loans:
Residential real estate	$1,718,974	$62,329	4.83%	$1,413,025	$67,966	6.41%
Commercial real estate	1,584,284	70,249	5.91	1,466,235	71,250	6.48
Consumer	307,644	10,535	4.57	242,737	10,450	5.74
Lease financing	23,830	2,020	11.30	46,532	4,300	12.32
Commercial business	105,806	4,564	5.75	100,164	4,499	5.99
Small business	160,589	8,955	7.44	140,941	8,389	7.94

	3,901,127	158,652	5.42	3,409,634	166,854	6.52

Investments	856,499	35,747	5.56	1,235,755	59,114	6.38

Total interest earning assets	4,757,626	194,399	5.45%	4,645,389	225,968	6.49%

Goodwill and core deposit intangibles	83,823			65,833
Other non-interest earning assets	242,537			231,749

Total Assets	$5,083,986			$4,942,971

Deposits:
Savings	$185,432	721	0.52%	$135,272	1,024	1.01%
NOW	451,333	1,540	0.46	310,151	1,766	0.76
Money funds	840,412	7,213	1.15	734,477	10,095	1.84
Certificate accounts	905,409	19,211	2.84	1,244,234	35,636	3.83

	2,382,586	28,685	1.61	2,424,134	48,521	2.68

Short-term borrowed funds	326,400	2,762	1.13	459,762	6,037	1.76
Advances from FHLB	1,282,519	45,633	4.76	1,161,880	46,453	5.35
Long-term debt	35,375	1,428	5.40	9,964	521	6.99

Total interest bearing liabilities	4,026,880	78,508	2.61	4,055,740	101,532	3.35
Non-interest bearing deposits	527,334			389,565
Non-interest bearing other liabilities	58,885			73,163

Total Liabilities	4,613,099			4,518,468
Stockholder’s equity	470,887			424,503

Total liabilities and stockholder’s equity	$5,083,986			$4,942,971

Net interest income/net interest spread		115,890	2.84%		$124,436	3.14%

Capitalized interest from real estate operations		883			—

Net interest income		$116,774			$124,436

Margin
Interest income/interest earning assets			5.45%			6.49%
Interest expense/interest earning assets			2.21			2.92

Net interest margin			3.24%			3.57%

For the Nine Months Ended September 30, 2003 Compared to the Same 2002 Period:

     Net interest income for the nine month period decreased by 6%. The decline primarily resulted from the items discussed above, except that the Community acquisition had a greater impact on the nine month comparison, as Community was acquired on March 22, 2002.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

(In thousands)	2003	2002	2003	2002

Balance, beginning of period	$49,576	$48,587	$48,022	$44,585
Charge-offs:
Syndication loans	—	(13)	—	(8,013)
Commercial business loans	(1,540)	—	(1,540)	—
Commercial real estate loans	—	(2,549)	—	(6,858)
Small business	(334)	(727)	(2,387)	(2,919)
Lease financing	(258)	(1,778)	(3,247)	(5,963)
Consumer loans – direct	(154)	(314)	(699)	(963)
Consumer loan – indirect	(106)	(83)	(456)	(819)
Residential real estate loans	(150)	(284)	(362)	(426)

Total charge-offs	(2,542)	(5,748)	(8,691)	(25,961)

Recoveries:
Syndication loans	236	102	2,567	785
Commercial business loans	15	19	64	56
Commercial real estate loans	1	3	2	20
Small business	748	549	2,156	1,638
Lease financing	477	578	1,789	2,476
Consumer loans – direct	139	179	445	412
Consumer loans – indirect	204	232	776	1,075
Residential real estate loans	424	94	542	157

Total recoveries	2,244	1,756	8,341	6,619

Net charge-offs	(298)	(3,992)	(350)	(19,342)
Provision (recovery) for loan losses	(1,076)	2,082	1,264	10,786
Allowance for loan losses acquired	—	(1,075)	(734)	9,573

Balance, end of period	$48,202	$45,602	$48,202	$45,602

     The Bank experienced a significant improvement in net charge-offs during the third quarter of 2003, compared to the same 2002 period. During the 2003 quarter, the Bank partially charged-off a commercial business loan by $1.5 million and recognized net recoveries from all other loan categories except consumer loans - direct. During the 2002 quarter, the Bank charged off a commercial real estate loan to a company in the hospitality industry and charged off a $670,000 airplane lease. The remaining improvement in net charge-offs resulted primarily from lower net charge-offs associated with discontinued or curtailed lines of business (our former small business, indirect consumer and syndication lending programs and lease financing).

     The substantial reduction in net charge-offs during the nine months ended September 30, 2003, compared to the same 2002 period, resulted from a $4.3 million partial charge-off of a commercial real estate residential construction loan and an $8.0 million partial charge-off of a syndication loan in the aviation industry during the 2002 period. During 2003, we recovered $2.1 million from the settlement of that syndication loan. During the 2002 period, we recovered $683,000 from another syndication loan that we had charged-off in a prior period.

     The recovery in the provision for loan losses during the 2003 quarter and the substantial decrease in the provision for loan losses during the nine month period reflected improvements in loan delinquencies and non-performing assets as well as declining historical charge-off trends. These favorable trends were partially offset by higher loan balances and additional allowances for loan losses established in connection with borrowers in the hospitality industry.

     Allowance for loan losses acquired and adjustments to the allowance for loan losses acquired represents the loan loss allowance acquired in connection with the Community acquisition.

BankAtlantic Bancorp, Inc.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,
	2003	2002

NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$859	$1,419
Loans and leases	10,745	18,918

Total non-accrual	11,604	20,337

Repossessed assets:
Real estate owned, net of allowance	8,904	9,607
Vehicles and equipment	274	4

Total repossessed assets	9,178	9,611

Total nonperforming assets	20,782	29,948
Specific valuation allowances	—	(1,386)

Total nonperforming assets, net	$20,782	$28,562

Allowances
Allowance for loan losses	$48,202	$48,022
Allowance for tax certificate losses	2,423	1,873

Total Allowances	$50,625	$49,895

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$100
Restructured loans	1,408	1,882
Delinquent residential loans purchased	1,296	1,464

TOTAL POTENTIAL PROBLEM LOANS	$2,704	$3,446

     Non-performing assets represented 0.53% of total loans, tax certificates and repossessed assets at September 30, 2003 compared to 0.83% at December 31, 2002. The improvement in the ratio reflects an increase in total loans as well as a significant decline in non-accrual loans. At September 30, 2003, non-accrual loans and leases consisted of $9.3 million of residential loans, an $895,000 commercial business loan and $550,000 of various consumer and small business loans. At December 31, 2002, non-accrual loans consisted of $12.8 million of residential loans, $3 million of leases, a $1.4 million commercial real estate loan and various consumer and small business loans.

     The decline in repossessed assets was primarily due to a $750,000 write down of an REO property based on a reassessment of the property during the first quarter and the sale of a commercial real estate REO property. The REO property sold had a carrying value of $566,000 at December 31, 2002. We recognized a $200,000 gain on the sale of the property. The above decline in repossessed real estate owned was partially offset by higher repossessed residential loans. The increase in repossessed vehicles and equipment resulted from the repossession of leased aviation equipment. Included in real estate owned at September 30, 2003 and December 31, 2002 was $6.2 million and $7.3 million associated with a residential construction property. The property was sold to an unrelated developer in October 2003.

     The allowance for loan losses was 1.27% and 1.40% of total loans at September 30, 2003 and December 31, 2002, respectively. The decline in the ratio resulted from improved credit quality and a significant increase in loans receivable at September 30, 2003. Loans receivable increased from $3.372 billion at December 31, 2002 to $3.740 billion at September 30, 2003. Although our loans receivable increased, our allowance for loan losses increased only slightly from December 31, 2002 due to a change in the mix of our loan portfolio, favorable charge-off trends and a decline in loan delinquencies and non-performing loans. Our loan mix changed due to lower lease financings and non-mortgage loan balances and higher commercial real estate and residential real estate loan balances. Historically, mortgage loans require lower allowances for loan losses than lease financings and non-mortgage loans. The above improvement in our allowance for loan losses associated with the change in our loan portfolio mix was partially offset by higher allowances on loan balances associated with the hospitality industry. Based on an evaluation of hospitality loans in our portfolio and economic trends in the industry, we adjusted our hospitality allowance for loan losses to reflect perceived adverse trends in the industry.

BankAtlantic Bancorp, Inc.

     The decline in potential problem loans was due to the improved performance or repayment of loans that were previously categorized as potential problem loans. Restructured loans at December 31, 2002 and September 30, 2003 were primarily leases in the aviation industry.

Non-Interest Income

	For The Three Months			For The Nine Months
Banking Operations	Ended September 30,			Ended September 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Other service charges and fees	$4,625	$3,591	$1,034	$14,614	$10,246	$4,368
Service charges on deposits	10,925	6,684	4,241	29,088	17,234	11,854
Income from real estate operations	66	—	66	5,290	—	5,290
Income from unconsolidated subsidiaries	—	97	(97)	—	658	(658)
Securities activities, net	(336)	1,978	(2,314)	(376)	4,770	(5,146)
Other	1,874	959	915	5,146	3,297	1,849

Non-interest income	$17,154	$13,309	$3,845	$53,762	$36,205	$17,557

     Other service charges and fees increased 29% and 43% during the 2003 third quarter and year to date, respectively, compared to the same 2002 periods. The higher fees during the current quarter resulted from increased interchange fees and annual fees associated with check cards. The additional fee income reflects the opening of 209,000 new deposit accounts since January 2002. The increased fee income year to date was due to increased check card income as well as higher prepayment penalties associated with commercial loans. During the nine months ended September 30, 2003, we experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates. Also, during the 2003 nine month period, check card income was favorably impacted by card conversion fees received from MasterCard in consideration for converting our customer check cards from Visa.

     Revenues from service charges on deposits increased by 63% and 69% during the 2003 quarter and year to date, respectively, from the comparable 2002 periods. The increase in service charge revenues primarily resulted from a higher volume of overdrafts. This was partially offset by lower monthly checking account fee income. Overdraft fee income increased by 76% and 95% for the three and nine months ended September 30, 2003, respectively, compared to the same 2002 periods. The substantial increase in overdraft fee income was a direct result of an increase in checking accounts attributed to our high performance checking products and “Florida’s Most Convenient Bank” initiatives. The above increase in service charge income was partially offset by 16% and 26% declines in monthly checking account fee income for the three and nine months ended September 30, 2003, respectively, compared to the same 2002 periods, as we discontinued the promotion of fee-based checking products.

     Income from real estate operations for the three and nine months ended September 30, 2003 represents the net revenues from the Riverclub joint venture which was included in the Company’s consolidated financial statements effective January 1, 2003. During the three and nine months ended September 30, 2003, the Riverclub joint venture closed three and twenty units, respectively. The Riverclub joint venture was acquired in connection with the Community acquisition on March 22, 2002.

     Income from unconsolidated subsidiaries represents equity earnings in the Riverclub joint venture. During the three and nine months ended September 30, 2002, the Riverclub joint venture closed 2 and 4 units, respectively.

     Securities activities for the three and nine months ended September 30, 2003 represent the sale of $25 million of agency securities for a $100,000 loss and a $234,000 loss from the settlement of an interest rate swap. The swap had a notional amount of $25 million and was settled as part of a strategy to prepay FHLB advances with a view to improving our net interest margin in future periods.

     Securities activities for the three and nine months ended September 30, 2002 resulted primarily from the sale of $74.2 million and $152.1 million of REMIC securities, respectively.

     Other income during the 2003 quarter and year to date period was favorably impacted by the expansion of a branch brokerage business unit during the fourth quarter of 2002, which earned $360,000 and $1.0 million in commissions during the

BankAtlantic Bancorp, Inc.

three and nine months ended September 30, 2003, respectively. Other income was also favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

Non-Interest Expense

	For The Three Months			For The Nine Months
Banking Operations	Ended September, 30			Ended September, 30

(In thousands)	2003	2002	Change	2003	2002	Change

Employee compensation and benefits	$19,387	$16,873	$2,514	$59,321	$47,830	$11,491
Occupancy and equipment	6,874	7,851	(977)	20,237	22,154	(1,917)
Advertising and promotion	2,444	2,045	399	6,916	5,082	1,834
Restructuring charges and impairment write-downs	—	—	—	—	1,007	(1,007)
Amortization of intangible assets	439	453	(14)	1,332	907	425
Acquisition related charges	—	(941)	941	—	864	(864)
Professional fees	1,139	684	455	3,260	2,057	1,203
Selling, general and administrative	161	—	161	970	—	970
Cost associated with debt redemption	2,040	—	2,040	2,040	—	2,040
Other	6,681	7,321	(640)	22,076	18,988	3,088

Non-interest expense	$39,165	$34,286	$4,879	$116,152	$98,889	$17,263

          Compensation and benefits expense increased by 15% for the three months ended September 30, 2003 from the comparable 2002 quarter. The increase primarily resulted from an increase in the number of employees and secondarily from the higher cost of employee benefits and the implementation of a profit sharing plan on January 1, 2003. The increase in personnel resulted from the implementation of the “Florida’s Most Convenient Bank” initiatives, including seven-day branch banking, extended weekday branch hours and a 24/7 customer service center. During the 2003 quarter, we recorded a $367,000 employee profit sharing expense and $2.6 million of employee benefit expenses compared to zero profit sharing expense and $2.2 million of employee benefit expenses during the same 2002 quarter. Included in employee benefit expenses during the three months ended September 30, 2003 was pension expense of $654,000 compared to $507,000 during the same 2002 period. The pension costs were associated with a frozen defined benefit plan and a 401(k) plan.

     Compensation and benefits expense increased by 24% from the comparable 2002 nine-month period. The significant increase in compensation expense resulted from the items discussed above as well as the addition of 172 employees hired following the Community acquisition on March 22, 2002. During the nine months ended September 30, 2003, we recorded a $3.1 million profit sharing expense and $8.6 million of employee benefit expenses compared to zero and $6.7 million, respectively, during the same 2002 period. Included in employee benefit expenses during the nine months ended September 30, 2003 was $2.0 million of pension expense compared to $864,000 during the same 2002 period.

     Occupancy and equipment expenses decreased by 12% and 9% for the 2003 third quarter and nine month period, respectively, compared to the same 2002 periods. The decline in occupancy and equipment expenses primarily resulted from lower data processing costs and depreciation expense. The decline in data processing expenses was associated with the renewal of a contract at significantly lower rates than rates paid during the 2002 periods. The decrease in depreciation expense reflects $600,000 and $1.2 million of accelerated depreciation expense during the 2002 third quarter and the nine month period of 2002, respectively, associated with an up-grade of our on-line banking delivery system. The decrease in occupancy expense during the nine months ended September 30, 2003 compared to the same 2002 period was partially offset by additional costs associated with the branches acquired in connection with the March, 2002 Community acquisition.

     Advertising expenses during the three and nine months ended September 30, 2003 and 2002 reflect marketing initiatives to promote our new “high performance” account products and our “Florida’s Most Convenient Bank” initiatives.

     During the nine months ended September 30, 2002, we adopted a plan to discontinue certain ATM relationships, primarily at convenience stores and gas stations. This resulted in an $801,000 restructuring charge and a $206,000 impairment write-down.

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

     The higher professional fees for the three and nine months ended September 30, 2003, compared to the same 2002 periods, were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our “Florida’s Most Convenient Bank” initiative. See Note 16 to Notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of this lawsuit.

     Selling, general and administrative expenses during the three and nine months ended September 30, 2003 related to the Riverclub joint venture which was consolidated effective January 1, 2003.

     Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $185 million of FHLB advances. We prepaid these high rate advances on the belief that it will improve our net interest margin in future periods.

     The decrease in other expenses for the three months ended September 30, 2003, compared to the same 2002 period, primarily resulted from the write-down of $1.4 million of REO during the 2002 quarter, partially offset by higher ATM interchange expenses, check loss charges, expenses associated with the Riverclub joint venture and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume.

     The increase in other expenses for the nine months ended September 30, 2003, compared to the same 2002 period, related to an increase in operating expenses associated with the items discussed above as well as higher general operating expenses associated with the Community acquisition and costs related to converting check cards from Visa to MasterCard. Additionally, during the second quarter of 2003, the Company relocated a branch, transferred the real estate associated with the closed branch to real estate held for sale and recognized a $257,000 impairment loss.

Levitt Corporation and Subsidiaries Results of Operations

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Net interest income:
Interest on loans and investments	$190	$221	$(31)	$651	$1,019	$(368)
Interest on notes and bonds payable	(1,855)	(2,284)	429	(5,961)	(5,938)	(23)
Capitalized interest	1,871	2,214	(343)	5,727	5,554	173

Net interest income	206	151	55	417	635	(218)

Non-interest income:
Net revenues from sales of real estate	18,442	8,281	10,161	49,751	30,066	19,685
Income from unconsolidated subsidiaries	3,334	1,071	2,263	5,059	3,969	1,090
Other	701	281	420	1,821	996	825

Non-interest income	22,477	9,633	12,844	56,631	35,031	21,600

Non-interest expense:
Employee compensation and benefits	5,153	3,334	1,819	13,543	9,492	4,051
Advertising and promotion	935	647	288	3,346	2,213	1,133
Selling, general and administrative	3,681	2,852	829	10,759	8,629	2,130
Professional Fees	398	115	283	906	299	607
Other	36	—	36	281	104	177

Non-interest expense	10,203	6,948	3,255	28,835	20,737	8,098

Income before income taxes	$12,480	$2,836	$9,644	$28,213	$14,929	$13,284

BankAtlantic Bancorp, Inc.

     The table set forth below summarizes Levitt and Sons backlog of homes, margin on sales of homes, new homes delivered and new home sales contracts for the three and nine months ended September 30, 2003 and 2002. It also summarizes Core Communities inventory in acres as well as its margin and acres sold for the same periods.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Levitt and Sons and Joint Ventures:
Gross margin on sales of homes	22%	18%	22%	18%
New homes sale contracts - units	746	296	1,809	721
New homes sale contracts - dollars	$172.2 million	$58.5 million	$407.7 million	$149.1 million
Homes delivered	247	168	619	493
Joint venture homes delivered	—	27	—	138
Core Communities:
Gross margin on land sales	58%	43%	43%	65%
Acres sold	64	59	1,550	388

	As of September 30,

	2003	2002

Levitt and Sons and Joint Ventures:
Backlog of homes	2,075	814
Backlog sales value	$456.2 million	$169.0 million
Unsold lot inventory	2,418	3,454
Core Communities:
Inventory in acres	5,150	5,798

For the Three Months Ended September 30, 2003 Compared to the Same 2002 Period:

     Income before income taxes increased 340%, to $12.5 million for the three months ended September 30, 2003 from $2.8 million for the same 2002 period. Levitt’s increases in income before taxes primarily resulted from higher net revenues from sales of real estate of $10.2 million and increased income from unconsolidated subsidiaries of $2.3 million. These increases in income were partially offset by increases of $3.3 million in total non-interest expenses.

     Net revenues from sales of real estate represented net revenues on sales of real estate by Levitt and Sons, Core Communities and Levitt Commercial. Levitt and Sons net revenues from home sales increased 71% to $11.3 million for the quarter ended September 30, 2003 from $6.6 million for the same 2002 period. During the 2003 period, 247 homes were delivered compared to 168 homes delivered during the 2002 period. During the three months ended September 30, 2003, Core Communities’ net revenues on land sales increased 260% to $7.2 million from $2.0 million for the same 2002 period. During 2003, 64 acres were sold compared to 59 acres sold in 2002. The 64 acres sold during 2003 had a margin of 58% compared to the 59 acres sold in 2002, which had a margin of 43%. The improvement in the margin was primarily due to a higher ratio of commercial and industrial land sales to residential land sales in 2003 compared to 2002. Net revenues from sales of real estate are net of Levitt Corporation’s parent company amortization of interest previously capitalized of $410,000 and $245,000 for the 2003 and 2002 periods, respectively.

     Income from unconsolidated subsidiaries represented earnings from Levitt’s investment in Bluegreen, as well as equity in earnings in real estate joint venture activities. Equity from earnings (loss) in Levitt Corporation real estate joint venture activities resulted in a loss of approximately $16,000 during the third quarter of 2003 and a gain of $130,000 in the 2002 period. In April 2002, Levitt acquired approximately 34% of the common stock of Bluegreen Corporation (“Bluegreen”). Levitt’s investment in Bluegreen is accounted for under the equity method. The difference between the amount of Levitt’s equity in earnings of Bluegreen as reflected on the financial statements and Levitt’s percentage ownership in Bluegreen multiplied by its earnings relates to amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Levitt’s interest in Bluegreen. Bluegreen’s reported net income for the quarters ended September 30, 2003 and 2002 were $10.2 million and $5.1 million, respectively. Levitt’s income from Bluegreen for the quarters ended September 30, 2003 and 2002 were $3.3 million and $941,000, respectively, net of purchase accounting adjustments of $34,000 and $1.0 million, respectively. The purchase accounting adjustments in 2002 primarily related to Bluegreen’s sale of retained interests in notes receivable which existed at the acquisition date. At that date, the retained interests were adjusted to reflect an unrealized gain in Levitt Corporation’s carrying amount of the asset, and, accordingly, when such gain was realized by Bluegreen, there was no gain recognized by Levitt Corporation.

BankAtlantic Bancorp, Inc.

     The increase in non-interest expense during the 2003 period compared to the same 2002 period resulted from an increase in employee compensation and benefits, advertising, professional fees and selling, general and administrative. The increase in employee compensation and benefits was primarily associated with an increase in personnel resulting from the addition of several new development projects. Levitt’s number of full time employees increased to 316 at September 30, 2003 from 216 at September 30, 2002, and the number of part time employees increased to 33 at September 30, 2003 from 26 at September 30, 2002. These new projects and an increase in home deliveries resulted in an increase in selling, general, administrative and advertising expenses. The increase in professional fees during the quarter ended September 30, 2003 compared to the same 2002 period primarily resulted from legal and consulting fees associated with the filing of a registration statement on Form S-1 with the SEC relating to the offering by Levitt of its subordinated investment notes.

For the Nine Months Ended September 30, 2003 Compared to the Same 2002 Period:

     Income before income taxes increased 89% to $28.2 million for the nine months ended September 30, 2003 from $14.9 million for the same 2002 period. This increase in income resulted from a $19.7 million increase in Levitt’s net revenues on the sales of real estate, as well as increases of $825,000 in other income and $1.1 million from unconsolidated subsidiaries. These increases in Levitt’s income were partially offset by increases of $8.1 million in non-interest expenses.

     Levitt and Sons net revenues from home sales increased 71% to $30.0 million for the nine months ended September 30, 2003 from $17.5 million for the same 2002 period, resulting from an increase in home deliveries, as well as an increase in average sales price of homes. During the 2003 period, 619 homes were delivered compared to 493 homes delivered during the 2002 period and the average sales price of homes delivered increased from $216,000 to $218,000. During the nine months ended September 30, 2003, Core Communities’ net revenues on land sales were $19.5 million compared to $18.9 million in 2002. During 2003, 1,550 acres were sold with a margin of 43% compared to 388 acres sold in 2002 with a margin of 65%. The primary reason for the reduction in the margin was the increase in residential land sales, which have a lower margin than commercial land sales, in 2003 compared to 2002. Net revenues on land sales in 2002 included the sales of two large tracts of commercial land that generated combined net revenues of $9.1 million. In 2002, approximately $4.9 million of Core Communities’ net revenues on land sales related to sales to Levitt and Sons. This inter-company transaction was eliminated in consolidation. During the first quarter of 2003, Levitt Commercial commenced the delivery of its flex warehouse units, and the net revenues on the sales of its inventory for the nine months ended September 30, 2003 was approximately $908,000. Net revenues from the sales of real estate are net of Levitt Corporation’s parent company amortization of interest previously capitalized of $1.0 million and $1.2 million for the 2003 and 2002 periods, respectively.

     Equity from earnings (loss) in real estate joint venture activities resulted in a loss of $99,000 during the nine months of 2003 compared to income of $1.5 million during the corresponding 2002 period. This decrease in earnings from our real estate joint venture activities primarily resulted from declines in home deliveries from a joint venture because the joint venture project was nearing sell-out in 2002. Bluegreen’s reported net income for the nine months ended September 30, 2003 was $18.6 million. For the period of ownership from April to September of 2002, Bluegreen’s income before the cumulative effect of a change in accounting principle was $9.2 million. Levitt’s ownership interest in the earnings of Bluegreen for the nine months of 2003 was approximately $5.2 million, net of $1.1 million in purchase accounting adjustments primarily related to Bluegreen’s sale of retained interests in notes receivable as previously discussed. Levitt’s ownership interest in the earnings of Bluegreen for the period of ownership through September 2002 was approximately $2.5 million, net of $1.0 million in purchase accounting adjustments.

     The increase in non-interest expense primarily resulted from the items discussed for the three months ended September 30, 2003 compared to the same 2002 period.

BankAtlantic Bancorp, Inc.

RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Net interest income:
Interest on securities owned	$2,892	$2,607	$285	$7,390	$5,451	$1,939
Interest expense	(277)	(342)	65	(1,018)	(1,046)	28

Net interest income	2,615	2,265	350	6,372	4,405	1,967

Non-interest income:						—
Principal transactions	21,092	13,574	7,518	70,228	33,233	36,995
Investment banking	7,642	7,614	28	20,412	15,567	4,845
Commissions	21,257	21,768	(511)	62,213	40,880	21,333
Other	559	675	(116)	1,882	1,810	72

Non-interest income	50,550	43,631	6,919	154,735	91,490	63,245

Non-interest expense:
Employee compensation and benefits	35,925	34,114	1,811	110,740	69,384	41,356
Occupancy and equipment	3,287	3,250	37	9,277	6,606	2,671
Advertising and promotion	544	804	(260)	2,698	2,098	600
Professional fees	2,638	1,471	1,167	6,692	3,036	3,656
Communications	2,822	3,035	(213)	10,867	6,997	3,870
Floor broker and clearing fees	2,328	2,463	(135)	6,722	5,730	992
Acquisition related charges and impairments	—	870	(870)	—	4,061	(4,061)
Other	1,204	702	502	5,103	3,701	1,402

Non-interest expense	48,748	46,709	2,039	152,099	101,613	50,486

Income (loss) before income taxes	$4,417	$(813)	$5,230	$9,008	$(5,718)	$14,726

For the Three Months Ended September 30, 2003 Compared to the Same 2002 Period:

     The increase in Ryan Beck’s net interest income reflects higher average balances of trading inventory during the current period as well as fees associated with $210 million of customer margin debit balances and $1.3 billion in customer money market balances. The above increases in net interest income also reflect lower interest expense associated with the repayment of a $5 million subordinated note in September 2003.

     Principal transaction revenue increased by 55%. The higher revenues resulted from sales credits earned on new products, and a substantial increase in the size and number of transactions. The number of retail transactions processed increased as the number of tickets processed increased from 233,000 during the prior period to 250,000 for the current period. The higher transaction amounts reflect the improved market conditions during 2003.

     Ryan Beck’s non-interest expenses increased by 4% during the 2003 period. The higher expenses primarily resulted from employee compensation and professional fees. The increase in employee compensation was associated with higher principal transaction sales credits. The higher professional fees primarily resulted from a significant increase in legal costs associated with third party litigation involving Gruntal in which claims have been asserted against Ryan Beck. See Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a description of these claims. The acquisition related charges and impairments during 2002 represented costs associated with the Gruntal transaction including professional fees, stay bonuses and branch closures.

For the Nine Months Ended September 30, 2003 Compared to the Same 2002 Period:

     Ryan Beck’s significant increase in net interest income during the nine month period ended September 30, 2003 primarily resulted from an increase in corporate, government bond, and municipal bond inventory average balances associated with the Gruntal transaction. Also included in interest on securities owned was Ryan Beck’s receipt of fees associated with

BankAtlantic Bancorp, Inc.

customer margin debit balances and fees earned in connection with customer money market balances. The majority of these accounts were acquired in connection with the Gruntal transaction.

     Principal transactions increased by 111% during the 2003 period. The primary reason for the increase in principal transactions and commissions was the addition of financial consultants and trading personnel hired as a result of the Gruntal transaction. The 2002 period includes the former Gruntal personnel for the months of May through September 2002, as the transaction was completed on April 26, 2002.

     Investment banking revenues increased 31%. The higher revenues were due to an increase in the number and size of investment banking transactions during the 2003 period.

     Commission revenue increased by 52%. The improvement was mainly attributable to the additional financial consultants hired as a result of the Gruntal transaction.

     Employee compensation and benefits increased by 60%. The increase in the nine month period of 2003 was mainly attributable to the additional personnel hired and increases in discretionary bonus accruals associated with the increase in firm revenue resulting from the Gruntal transaction.

     Occupancy and equipment expense increased by 40%. The increase was primarily due to the additional offices acquired in the Gruntal transaction, as well as two additional offices that were added in the first quarter of 2003.

     The increase in communications, floor brokers, clearing fees, and other expenses related primarily to increased commission revenue and principal transactions revenue associated with an increased number of financial consultants.

Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,

(In thousands)	2003	2002	Change	2003	2002	Change

Net interest income:
Interest and fees on loans	$366	$461	$(95)	$1,201	$978	$223
Interest on short term investments	71	18	53	198	266	(68)
Interest on borrowings	(4,113)	(4,790)	677	(12,213)	(12,635)	422

Net interest income	(3,676)	(4,311)	635	(10,814)	(11,391)	577

Non-interest income:
(Losses) gains on joint venture activities	84	(197)	281	133	(28)	161
Income from unconsolidated subsidiary	635	486	149	1,466	698	768
Impairment of securities	—	(302)	302	—	(18,459)	18,459
Securities activities	—	506	(506)	403	3,836	(3,433)

Non-interest income	719	493	226	2,002	(13,953)	15,955

Non-interest expense:
Investment banking expense	—	—	—	634	410	224
Employee compensation and benefits	—	—	—	80	2,933	(2,853)
Professional fees	461	159	302	1,161	396	765
Loss on debt redemption	—	—	—	1,648	—	1,648
Other	125	13	112	497	188	309

Non-interest expense	586	172	414	4,020	3,927	93

Loss before income taxes	$(3,543)	$(3,990)	$447	$(12,832)	$(29,271)	$16,439

     Interest and fees on loans during the three and nine months ended September 30, 2003 and 2002 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was originated in April 2002. The $5 million Ryan Beck loan was fully repaid in September 2003.

     Interest on short term investments during the three and nine months ended September 30, 2003 and 2002 represent interest income earned on repurchase agreement investments with BankAtlantic.

BankAtlantic Bancorp, Inc.

     The decrease in interest expense during the three months ended September 30, 2003, compared to the same 2002 period, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and the nine months of 2003, we redeemed higher rate junior subordinated debentures and subordinated debentures from the proceeds associated with the issuance of lower rate trust preferred securities. During the year ended December 31, 2002, we issued $186.0 million of junior subordinated debentures, and during the nine months ended September 30, 2003, we issued $77.3 million of junior subordinated debentures, all of which were issued in connection with the issuance of trust preferred securities. The average rate of these debentures was 5.90% at September 30, 2003. A portion of the proceeds from the issuance of those debentures were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures. The average balance of subordinated debentures and trust preferred securities increased from $249.7 million during the 2002 quarter to $263.5 million during the corresponding 2003 quarter. Approximately $7.8 million of the increase in the average balances resulted from the deconsolidation of the trusts formed to issue trust preferred securities.

     The decrease in interest expense on borrowings during the nine months ended September 30, 2003, compared to the same 2002 period, primarily resulted from the items discussed above. The average balance of subordinated debentures and trust preferred securities increased from $214.8 million during the 2002 nine month period to $265.7 million during the corresponding 2003 period.

     Gains (losses) associated with joint venture activities resulted from the elimination of intercompany interest expense that was capitalized into real estate inventory at Levitt. The deferred credit is recognized as a reduction of cost of sales when the real estate is sold.

     Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2003 represents BankAtlantic Bancorp’s 5% ownership interest in the earnings of Bluegreen Corporation, adjusted for purchase accounting valuations and the equity earnings from trusts formed to issue trust preferred securities.

     Securities activities during the three months ended September 30, 2002 represented gains on sales of equity securities. There were no sales of securities during the three months ended September 30, 2003.

     Securities activities during the nine months ended September 30, 2003 represented a gain realized on a liquidating dividend from an equity security. Securities activities during the nine months ended September 30, 2002 included sales discussed above as well as the sale of equity securities for a $3.0 million gain.

     During 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan and John E. Abdo were directors of the technology company and each held direct and indirect interests in the common stock of the technology company. Additionally, during 2002, the Company also recognized an impairment charge of $3.5 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. The Company did not recognize impairments on securities during the three and nine months ended September 30, 2003.

     Investment banking expense during the nine months ended September 30, 2003 and 2002 represents underwriting and placement fees paid to Ryan Beck in connection with the issuance of trust preferred securities by trusts established by the Company. These fees were included in investment banking income in Ryan Beck’s business segment results of operations. These fees were eliminated in consolidation.

     Compensation expense during the nine months ended September 30, 2003 primarily consisted of payroll taxes associated with the redemption of notes payable issued in connection with the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. The compensation expense during the same 2002 period primarily consisted of $2.0 of million compensation accruals established for incentive bonuses associated with the Gruntal transaction and the recognition of compensation expense associated with the Ryan Beck retention pool.

     The increase in professional fees during the 2003 quarter and nine month period compared to the same 2002 periods consisted of higher fees associated with litigation relating to the Company’s investments in the privately held technology company discussed above and the consideration of a potential spin-off of Levitt described below. For a more detailed discussion of the technology company litigation see “Related Party Transactions” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Loss on debt redemption during the nine months ended September 30, 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

Financial Condition

     Our total assets at September 30, 2003 were $5.2 billion compared to $5.4 billion at December 31, 2002. The decrease in total assets primarily resulted from:

•	Accelerated loan and mortgage-backed securities available for sale repayments due to the historically low interest rate environment.

•	A decline in securities owned associated with the sale of GMS.

•	Lower accrued interest receivable resulting from a substantial decline in interest rates and lower investment and securities available for sale balances.

•	A decline in Federal Home Loan Bank stock associated with lower FHLB advance balances.

•	Decreases in investment and advances to unconsolidated subsidiaries associated with the consolidation of the Riverclub joint venture.

•	Declines in cash and due from depository institutions resulting from lower cash letter and federal reserve balances.

     The above decreases in total assets were partially offset by:

•	The purchase of approximately $1.1 billion of hybrid adjustable rate residential loans.

•	The origination of and participation in commercial real estate loans.

•	The origination of home equity loans.

•	Increases in real estate held for development and sale due to higher levels of real estate inventory at Levitt and the consolidation of the Riverclub joint venture.

•	The increase in investments in and advances to unconsolidated subsidiaries of $7.8 million as a result of the deconsolidation of the trusts formed to issue trust preferred securities.

     BankAtlantic made significant purchases of hybrid adjustable rate residential loans during the nine months ended September 30, 2003 in order to replace loans and mortgage-backed securities which experienced accelerated repayments.

     The Company’s total liabilities at September 30, 2003 were $4.7 billion compared to $5.0 billion at December 31, 2002.

     The decreases in total liabilities primarily resulted from:

•	The repayment of $185 million of FHLB advances.

•	Redemption of the Company’s 5.625% Subordinated Convertible Debentures.

•	Repayment of a bank line of credit.

•	Lower securities sold not yet purchased and due to clearing agent balances associated with the sale of Ryan Beck’s entire membership interest in GMS.

•	Reduction in certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits.

     The above decreases in total liabilities were partially offset by:

•	The issuance in the aggregate of $77.0 million of junior subordinated debentures.

•	The increase in junior subordinated debentures of $7.8 million as a result of the deconsolidation of the trusts formed to issue trust preferred securities.

BankAtlantic Bancorp, Inc.

•	Additional borrowings by Levitt to fund land purchases and construction activities.

•	Higher transaction and savings account balances resulting from BankAtlantic’s seven-day banking and totally free checking account initiatives.

•	Higher short term borrowings to fund certificate account outflows, loan originations and loan purchases.

•	Increased other liabilities related to customer deposits at Levitt associated with a significant increase in backlog of homes and higher escrow balances associated with commercial real estate loans.

     Stockholders’ equity at September 30, 2003 was $513.7 million compared to $469.3 million at December 31, 2002. The increase was primarily attributable to earnings of $50.1 million and the issuance of common stock upon the exercise of stock options, conversion of subordinated debentures and the issuance of restricted Class A Common Stock. Offsetting the above increases were reductions in stockholders’ equity of $4.2 million associated with activity in other comprehensive income and the payment of $5.6 million in dividends on common stock. Included in the change in other comprehensive income was a $2.6 million gain associated with the minimum pension liability, a $8.1 million unrealized loss on securities available for sale, a $570,000 unrealized gain on interest rate swap activity and a $769,000 gain associated with the activities of our investment in Bluegreen.

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity securities, borrowings from financial institutions, issuance of debt securities, repayment of subsidiary loans and liquidation of equity securities it holds. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities available for sale and for administrative expenses. The Company’s annual debt service associated with its junior subordinated debentures and financial institution borrowings is approximately $15.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.8 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. During 2002 and the nine months of 2003, the Company received $22.0 million and $15.0 million, respectively, of dividends from BankAtlantic.

     During the nine months ended September 30, 2003, the Company participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The junior subordinated debentures pay interest quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The debentures are callable in five years and mature in 2033. The net proceeds to the Company from the issuance of junior subordinated debentures, after placement fees and expenses, were approximately $75 million.

     The Company used the net proceeds from the above junior subordinated debentures to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at September 30, 2003, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on September 1, 2004.

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

BankAtlantic Bancorp, Inc.

     BankAtlantic’s primary sources of funds during the nine months ended September 30, 2003 were deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates, payments of maturing certificates of deposit, to pay operating expenses and to pay dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit was approximately $350 million at September 30, 2003. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $12.7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed. At September 30, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     BankAtlantic’s commitments to originate and purchase loans at September 30, 2003 were $469.4 million and $1.8 million, respectively, compared to $470.7 million and $85.0 million, respectively, at September 30, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $12.7 million and $54.7 at September 30, 2003 and 2002, respectively. At September 30, 2003, total loan commitments represented approximately 12.6% of net loans receivable.

     As of September 30, 2003, BankAtlantic had approximately $156.9 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase. During 2003, BankAtlantic obtained a $92 million letter of credit from the FHLB to secure public deposits. BankAtlantic pledged approximately $122.7 million of residential loans as collateral for the FHLB letter of credit.

     At the indicated dates BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios

	Actual		Adequately	Well
			Capitalized	Capitalized
(In thousands)	Amount	Ratio	Ratio	Ratio

At September 30, 2003:
Total risk-based capital	$443,769	11.91%	8.00%	10.00%
Tier 1 risk-based capital	$375,149	10.07%	4.00%	6.00%
Tangible capital	$375,149	8.20%	1.50%	1.50%
Core capital	$375,149	8.20%	4.00%	5.00%
At December 31, 2002:
Total risk-based capital	$413,469	11.89%	8.00%	10.00%
Tier 1 risk-based capital	$347,927	10.01%	4.00%	6.00%
Tangible capital	$347,927	7.26%	1.50%	1.50%
Core capital	$347,927	7.26%	4.00%	5.00%

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

Levitt Corporation Liquidity and Capital Resources

     Levitt’s management assesses liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, Levitt has funded its operations, development, construction and acquisitions with internally generated cash flows, debt from independent third parties and capital contributions and debt from the Company. It is not anticipated that Levitt will receive any future capital contributions from the Company. It is anticipated that these other sources will be adequate for current needs; however, in order to fund desired growth, additional sources of funding will be required. These may take the form of equity offerings, issuance of secured indebtedness or issuance of unsecured subordinated or senior debt. Levitt filed a

BankAtlantic Bancorp, Inc.

registration statement on Form S-1 with the SEC for the public offering of up to $100 million of unsecured subordinated investment notes (the “investment notes”) which was declared effective on September 30, 2003. Levitt intends to use the net proceeds from the sale of the investment notes to support operations and growth, both internally and through acquisitions (which may include an additional investment in Bluegreen Corporation), for the repayment of debt, including debt owed to the Company, and for general corporate purposes.

     As of September 30, 2003 and December 31, 2002, Levitt had cash and cash equivalents of $36.0 million and $16.0 million, respectively.

     Levitt’s primary sources of funds for the nine months ended September 30, 2003 were proceeds from the sale of real estate inventory, distributions from real estate joint ventures, borrowings and proceeds from development bonds payable. These funds were primarily utilized for development, construction and acquisition of real estate, to repay borrowings, to pay general and administrative expenses and to invest in real estate joint ventures.

     Levitt has entered into various loan agreements which provide financing for acquisition and site improvements and construction of residential units. As of September 30, 2003, these loan agreements provided for advances, subject to available collateral, on a revolving basis of up to a maximum of $192.7 million, of which $122.3 million was outstanding. The loans are secured by mortgages on properties, including improvements. Principal payments are required as sales of the collateral are consummated. Certain notes and mortgage notes provide that an event of default may result from a change in ownership, management or executive management.

     Some of Levitt’s borrowings contain covenants that, among other things, require Levitt to maintain certain financial ratios and a minimum net worth. These covenants may have the effect of limiting the amount of debt that Levitt can incur in the future and restricting the payment of dividends from Levitt to the Company. At September 30, 2003, Levitt was in compliance with all loan agreement financial covenants.

     Levitt borrowed $30.0 million from BankAtlantic Bancorp primarily to finance its investment in Bluegreen. The loan is payable on demand and bears interest payable monthly at prime minus 25 basis points. The loan from BankAtlantic Bancorp to Levitt was eliminated in the Company’s consolidated financial statements. It is anticipated that the terms of this borrowing will be modified as described below in the event of the spin-off of Levitt.

     The Company announced a plan to pursue a spin-off of Levitt in a tax-free transaction and has filed a request for a private letter ruling with the Internal Revenue Service (“IRS”). Subject to a favorable ruling from the IRS, the Company intends to convert the $30 million demand note to a five year term note in connection with the spin-off bearing interest at a rate initially at prime rate plus increases of an additional .25% every three months. Also, the Company intends to sell its 5% interest in Bluegreen Corporation to Levitt for approximately $5.5 million payable in the form of a one year note and additional Levitt shares. Additionally, prior to the spin-off, Levitt will declare an $8.0 million dividend to the Company payable in the form of a note. The $8.0 million note will have the same terms as the $30 million note described above.

     A development district for Levitt’s Tradition master planned community issued $28.8 million of bond anticipation notes to provide funding for phase I common infrastructure. The bond anticipation notes are direct obligations of the development district and are projected to be refinanced prior to maturity into long-term assessment or revenue bonds. The development district will assess the property owners to fund debt service and the ultimate repayment of the bonds. Levitt will be assessed based on its pro-rata ownership in the property. The assessment transfers to third parties upon property sales. At September 30, 2003 Levitt owned 98% of the property subject to the assessment. The assessment is expected to be levied beginning in the fourth quarter of 2005.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary source of funds during the nine months ended September 30, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, sale of Cumberland Advisors, sale of GMS, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, fund the purchase of securities owned, repay a subordinated note owed to the Company and fund capital expenditures.

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

BankAtlantic Bancorp, Inc.

     At September 30, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit from Ryan Beck’s certificate of deposit wholesale business. There were no amounts outstanding under this facility at September 30, 2003.

     Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp evidenced by a subordinated note in order to fund the Gruntal transaction in April 2002. Ryan Beck used the proceeds from the sale of GMS to repay the note in September 2003.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $21 million, which was $20 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2003 resulting from a change in interest rates. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed explanation of the model methodology and the assumptions utilized in the model.

     Presented below is an analysis of the Company’s interest rate risk at September 30, 2003 as calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

	Net Portfolio

Changes	Value	Dollar
in Rate	Amount	Change

(dollars in thousands)
+200 bp	$558,632	$35,893
+100 bp	$563,059	$40,320
0	$522,739	$—
-100 bp	$465,878	$(56,861)
-200 bp	$415,892	$(106,847)

     Our net interest margin has declined since September 2002. We do not expect our net interest margin to improve so long as rates remain at these historically low levels, and this could continue to negatively impact our earnings for the foreseeable future. Our asset and liability committee monitors the Company’s interest rate risk. Based on the committee’s on- going review, it was determined that fixed rate FHLB advances that mature within six months were at rates significantly above market, and the Company’s net interest margin should improve if these advances were repaid. During September 2003, the

BankAtlantic Bancorp, Inc.

Company repaid $185 million of FHLB advances and recognized a $2.0 million loss as a result of a prepayment penalty. Additionally, the Company also settled a $25 million notional amount interest rate swap for a $234,000 loss. The Company will continue to evaluate its high cost FHLB advances in light of market interest rate conditions and interest rate risk strategies to determine whether additional prepayments could reduce borrowing costs and improve its net interest margin. The Company may prepay additional FHLB advances subject to changes in interest rates and its interest rate risk strategies.

Equity Price Risk

     The Company also maintains a portfolio of securities owned and available for sale securities that subject it to equity pricing risks which would arise as the relative values of its securities change in conjunction with market or economic conditions. The change in fair values of securities represents instantaneous changes in all equity prices segregated by securities owned, securities sold not yet purchased, and available for sale securities. The following are hypothetical changes in the fair value of our securities owned, securities sold not yet purchased, and available for sale securities at September 30, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below.

		Available	Securities
Percent	Securities	for Sale	Sold Not
Change in	Owned	Securities	Yet	Dollar
Fair Value	Fair Value	Fair Value	Purchased	Change

(dollars in thousands)
20%	$105,404	$20,345	$(18,107)	$17,940
10%	$96,621	$18,649	$(16,598)	$8,970
0%	$87,837	$16,954	$(15,089)	$—
(10)%	$79,053	$15,259	$(13,580)	$(8,970)
(20)%	$70,270	$13,563	$(12,071)	$(17,940)

     Excluded from the above table was $300,000 of investments in private companies for which no current market exists.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. These financial instruments include securities sold not yet purchased and futures contracts. Securities sold not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck’s ultimate obligation may exceed the amount reflected in the Consolidated Statement of Financial Condition. As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risks associated with the nonperformance of these counter parties in fulfilling their contractual obligations.

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

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On October 7, 2003 the Company’s Board of Directors adopted Amended and Restated Bylaws, a copy of which is attached as Exhibit 3 and incorporated by reference. The principal change contained in the amended Bylaws relates to the addition of an advance notice provision which provides that shareholders may only nominate persons for election to the board of directors or propose business to be brought before the annual meeting of the shareholders by providing written notice to the secretary of the Company generally not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of shareholders. The notice must also set forth certain specified information with respect to the shareholder delivering the notice and with respect to the nominee for election to the board of directors or the business proposed to be brought before the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 3	Amended and Restated By-Laws of BankAtlantic Bancorp, Inc.

Exhibit 10.1	Amendments to Stock Option Plans

Exhibit 11	Statement re: Computation of Per Share Earnings

Exhibit 31.1	Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K filed on July 22, 2003 to furnish the Company’s second quarter earnings release.

Form 8-K filed on July 30, 2003 to furnish investor presentation materials pursuant to Item 9 of Form 8-K

     BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

November 14, 2003	By:	/s/ Alan B. Levan
Date
Alan B. Levan
Chief Executive Officer/
Chairman/President

November 14, 2003	By:	/s/ James A. White
Date
James A. White
Executive Vice President,
Chief Financial Officer