Form 10-K
period 2003-12-31
BANKATLANTIC BANCORP INC
filed 2004-03-03
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number
34-027228

BankAtlantic Bancorp, Inc.

(Exact name of registrant as specified in its Charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1750 East Sunrise Boulevard
Ft. Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)

(954) 760-5000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Name of Each Exchange on Which Registered

New York Stock Exchange

Title of Each Class

Class A Common Stock, Par Value $0.01 Per Share

     Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [  ]

     The aggregate market value of the voting common equity held by non-affiliates was $530 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2003.

     The number of shares of Registrant’s Class A Common Stock outstanding on February 5, 2004 was 54,416,523. The number of shares of Registrant’s Class B Common Stock outstanding on February 5, 2004 was 4,876,124.

     Portions of the 2003 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I

ITEM I. BUSINESS

     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; and achieving the benefits of the prepayment of the Federal Home Loan Bank advances. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, uncertainties associated with the Gruntal litigation, and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

The Company

     We are a Florida-based financial services holding company and own BankAtlantic, a federal savings bank, and RB Holdings, Inc., the parent company of Ryan Beck & Co. Through these subsidiaries, we provide a full line of products and services encompassing consumer and commercial banking, brokerage services and investment banking. The Company’s Internet website address is www.bankatlantic.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through its website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

     As of December 31, 2003, we had total consolidated assets of approximately $4.8 billion, deposits of approximately $3.1 billion and stockholders’ equity of approximately $413 million. On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation. At the date of the spin-off, Levitt Corporation had approximately $393 million in assets and $126 million in consolidated stockholders’ equity.

     BankAtlantic, a federally-chartered, federally-insured savings bank organized in 1952, is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through 73 branch offices located primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties, in the State of Florida. BankAtlantic currently has over 225,000 customers and 500,000 accounts. BankAtlantic’s primary activities include:

•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate and business loans, and consumer and small business loans,

•	purchasing wholesale residential loans from third parties, and

•	making other investments in mortgage-backed securities, tax certificates and other securities.

     BankAtlantic is a community-oriented bank which is engaged in commercial and consumer banking. Its operations are focused primarily on retail deposit-taking, commercial lending and commercial real estate lending. BankAtlantic’s primary source of revenue is interest income from its lending activities. It also receives revenue from interest and dividends on its investment securities. BankAtlantic’s primary sources of funds are deposits, principal and interest payments and principal prepayments on loans and investment securities, interest and dividends from its investment securities and borrowings in the form of FHLB Advances. BankAtlantic is regulated and examined by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     Ryan Beck, headquartered in Livingston, New Jersey, is a full-service broker dealer engaged in underwriting, market making, and distribution and trading of equity and fixed income securities. The firm also provides general securities brokerage services, including financial planning for the individual investor and consulting and financial advisory services to financial institutions and middle market companies. Ryan Beck also provides equity research in the financial institutions, healthcare, and consumer products sectors. Currently, Ryan Beck has approximately 500 financial consultants located in 34 offices nationwide.

Description of Business

     Through our direct and indirect subsidiaries, we provide a full line of products and services encompassing consumer and commercial banking, brokerage and investment banking. We report our results of operations through five (5) business segments. Our banking operations are conducted by BankAtlantic through our Commercial Banking, Community Banking and Bank Investments segments. Our brokerage and investment banking operations are conducted through Ryan Beck and reported as our Ryan Beck segment. Our results from capital financing and equity investments are conducted directly by us and reported as the Parent Company segment.

Banking Operations

     BankAtlantic’s business is primarily focused in southeast Florida and the Tampa Bay area. Our banking operations are concentrated in a network of 73 branches located primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties, which include the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, respectively. These counties are the four most populous counties in Florida, with a combined population of more than 6.0 million in 2000.

The Bank intends to focus on the following key areas:

Continuing the “Florida’s Most Convenient Bank” initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative, which includes offering free checking, seven-day branch banking, extended lobby hours, a 24-hour customer service center and new products and customer service initiatives is an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. We have instituted marketing programs in the branches which include sales training programs, outbound telemarketing requirements and incentive compensation programs enabling our branch banking personnel to earn additional income for production of profitable business.

Increasing low cost deposits. From December 31, 2001 to December 31, 2003, our low cost deposits, comprised of our demand deposit, NOW checking accounts and savings accounts, increased 130% percent from approximately $600 million to approximately $1.4 billion. These low cost deposits represented 45% of our total deposits at December 31, 2003, compared to 26% of our total deposits at December 31, 2001. We intend to continue to increase our low cost deposits through our strong sales and marketing efforts, new products, our commitment to customer service and our “Florida’s Most Convenient Bank” initiative.

Growing our loan portfolio and concentrating on our core competencies. We intend to grow our core commercial and retail banking business with an emphasis on commercial real estate loans, conforming one to four family residential loans, and small business and consumer loans. We attribute our success in these lending areas to several key factors, including disciplined underwriting and significant expertise in our markets. Further, we intend to limit activities in non-core lending areas, such as credit card, international, syndication and indirect lending.

Expanding our branch network. We intend to grow our branch network both internally through de novo expansion and, to the extent available, externally through acquisitions. We intend to acquire branches through acquisition where attractive opportunities are presented which are consistent with our growth strategy. We generally seek to expand into relatively faster growing and higher deposit level markets within our market area. For the most part, we intend to emphasize our existing market area for both de novo expansion and growth through acquisitions, but we may also evaluate expansion into new markets in Florida, including Orlando, Jacksonville, Naples and Sarasota.

Maintaining our strong credit culture. We believe that continued growth and profitability will depend on maintaining a strong credit culture. We have put in place stringent underwriting standards and have developed and instituted credit training programs for our banking officers which emphasize underwriting and credit analysis. We have also developed systems and programs which we believe enable us to offer sophisticated products and services without exposing the Bank to unnecessary credit risks. Non-performing assets, net of reserves, declined to $12.8 million at December 31, 2003 from $28.6 million at December 31, 2002, and the ratio of non-performing assets to total loans, tax certificates and real estate owned improved from 0.79% at December 31, 2002 to 0.33% at December 31, 2003.

Commercial Banking

     Our Commercial Banking segment offers a wide range of commercial lending products. These products include commercial real estate construction, residential development and land acquisition loans and commercial business loans. This segment also provides letters of credit and standby letters of credit to corporate customers.

     Commercial Real Estate Lending: We provide commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are generally secured by property primarily located within Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral’s appraised value and, for term loans, in most cases, require the borrower to maintain escrow accounts for real estate taxes and insurance. Prior to making a loan, we consider the value of the collateral, the equity being contributed, the quality of the loan, the credit worthiness of the borrowers and guarantors, the location of the real estate, the projected income stream of the property, the reputation and quality of management constructing or administering the property and the interest rate and fees. We generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either the prime or LIBOR rates.

     Additionally, we purchase participations in commercial real estate loans that are originated by another financial institution, typically known as a “lead” bank. These transactions are underwritten as if we were originating the loan, applying all normal underwriting standards. Typically, the lead bank receives a servicing fee for administering the loan, which reduces the prorated fee given to the participants. In most cases, the full rate on the loan is passed through to the participants. The lead bank is responsible for the administration of the loan; however, we receive periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank can not significantly modify the loan without either majority or unanimous consent of the participants.

     We also often sell participations in loans that we originate to other banks. This reduces our exposure on the project and may be required in order to stay within the regulatory “loans to one borrower” limitations. We sell participations in the same manner as participations are sold to us. We generally retain the servicing fee and are responsible for administration of the loan.

     Commercial Business Lending: We make commercial business loans generally to medium size companies located throughout Florida, but primarily in Miami-Dade, Broward, Palm Beach and Hillsborough Counties and the Tampa Bay area. We make both secured and unsecured loans, although the majority of these loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.

     Standby Letters of Credit and Commitments: Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. We may hold certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit. We issue commitments for commercial real estate and commercial business loans.

Community Banking

     Our Community Banking segment offers a diverse range of loan products for individuals and small businesses.

     These products include home equity lines of credit, automobile loans and overdraft protection on deposit accounts. Additionally, business bankers and branch market managers within our Community Banking segment originate small business loans.

     Consumer Lending: Consumer loans are primarily loans to individuals originated through our branch network and sales force. The majority of our originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. We do not currently use brokers to originate loans. In the past, we originated automobile loans through automobile dealers, but this activity was discontinued during the fourth quarter of 1998. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

     Small Business Lending: We make small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or upon demand by us; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand by us. Small business loans typically have either fixed or variable prime-based interest rates.

     Small business loans generally have a higher degree of risk than other loans in our portfolio because they are more likely to be adversely impacted by unfavorable economic conditions. In addition, these loans typically are highly dependent on the success of the business and the credit worthiness of the principals.

     ATM Network Operations: Our ATM network operations are located in retail outlets, cruise ships, Native American reservation gaming facilities and BankAtlantic branch locations.

     Retail Brokerage Services: During 2002, through our wholly-owned subsidiary, BA Financial Services, LLC, we began offering retail brokerage services to our customers through our branch network. These products and services include mutual funds, bonds, stocks and variable annuities.

Bank Investments

     Our Bank Investments segment includes the management of our securities portfolio and our investments in tax certificates, as well as our wholesale and retail residential lending activities and wholesale borrowing activities.

     Residential Loans: We purchase residential loans in the secondary markets, and in 2003, we began a program in which we originate residential loans to customers that are pre-sold to a correspondent. These loans are secured by property located throughout the United States. When we purchase residential loans, we review the seller’s underwriting policies and, for certain individual loans, perform additional credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. We set guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, and the borrower’s sources of funds, appraisal, and loan documentation. We also originate certain residential loans, which are primarily made to “low to moderate income” borrowers in order to comply with standards under the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers generally performing on-site inspections and valuations of the collateral.

     Securities Available for Sale: Securities available for sale consist principally of investments in obligations of the U.S. government or its agencies. These consist of mortgage-backed securities and real estate mortgage investment conduits, or REMICs. The mortgage-backed securities and REMICs as of December 31, 2003 consisted of approximately $31 million of fixed rate securities and approximately $308 million of adjustable rate securities. Our securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements. The total value of our securities available for sale as of December 31, 2003 was approximately $359 million.

     Investment Securities and Tax Certificates: Investment securities held to maturity consisted of tax certificates at December 31, 2003. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. Interest accrues at the rate established at the auction or by statute. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. Our experience with this type of investment has been favorable as rates earned are generally higher than many alternative investments and substantial repayments generally occur over a two-year period.

     The composition, yields and maturities of securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.			Corporate
	Treasury		Mortgage-	Bond		Weighted
	and	Tax	Backed	and		Average
	Agencies	Certificates	Securities	Other	Total	Yield

December 31, 2003
Maturity: (1)
One year or less	$—	$136,514	$18	$25	$136,557	9.34%
After one through five years	—	54,392	99	560	55,051	9.29
After five through ten years	—	—	557	—	557	5.46
After ten years	—	—	338,077	—	338,077	3.96

Fair values (2)	$—	$190,906	$338,751	$585	$530,242	5.90%

Amortized cost (2)	$—	$190,906	$332,898	$585	$524,389	6.40%

Weighted average yield based on fair values	—%	9.34%	3.96%	4.99%	5.90%
Weighted average maturity (yrs)	—	2.0	27.43	2.94	18.14

December 31, 2002
Fair values (2)(3)	$—	$194,074	$706,050	$15,262	$915,386	6.26%

Amortized cost (2)(3)	$—	$194,074	$684,085	$14,794	$892,953	6.34%

December 31, 2001
Fair values (2)	$5,819	144,077	$1,084,776	$262	$1,234,934	6.37%

Amortized cost (2)	$5,819	$144,077	$1,063,949	$250	$1,214,095	6.59%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity securities held by the parent company and Ryan Beck with a cost of $17.6 million, $4.8 million, $33.4 million and a fair value of $20.9 million, $5.2 million, $43.4 million at December 31, 2003, 2002 and 2001, respectively, were excluded from the above table.

(3)	Includes $14.8 million of collateralized mortgage obligations secured by non-residential real estate associated with the commercial banking segment at December 31, 2002.

     A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and held to maturity and available for sale securities follows (in thousands):

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value

Tax certificates and investment securities:
Cost equals market	$192,706	$—	$—	$192,706
Investment securities available for sale:
Market over cost	16,360	3,400	—	19,760
Mortgage-backed securities available for sale:
Market over cost	257,865	6,382	—	264,247
Cost over market	75,033	—	529	74,504

Total	$541,964	$9,782	$529	$551,217

Underwriting and Credit Management for Bank Operations Segments

     We evaluate a borrower’s ability to make principal and interest payments and the value of any collateral securing the underlying loan. Independent appraisers generally perform on-site inspections and valuations of the collateral for commercial real estate loans. All non-residential loans or leases of $1.0 million to $5.0 million require Officers’ Loan Committee approval and ratification by our Major Loan Committee. Residential loans over $1.0 million require approval by the Officers’ Loan Committee and ratification by the Major Loan Committee. Purchased residential loans in pools greater than $50 million require Investment Committee approval. The Investment Committee includes the Chief Executive Officer, Chief Financial Officer, Chief Investment Officer and Chief Credit Officer. All loans over $5.0 million require the approval of our Major Loan Committee. In addition to Executive and Senior officers of BankAtlantic, the Major Loan Committee consists of the Chief Executive Officer and the Vice-Chairman. The Officers’ Loan Committee includes members of our executive management and senior officers.

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

     A separate Senior Loan Committee meets monthly to discuss problem or potentially problem credits, to consider the present or alternative courses of action with respect to such credits and to upgrade or downgrade the risk grades of specific loans. The Senior Loan Committee includes the Chief Credit Officer.

     The Bank also has a Credit Policy Committee, which meets periodically to consider possible lending opportunities and changes to the Bank’s credit policies. In addition, the Credit Policy Committee reviews trends in the various lending portfolios and the adequacy of the Bank’s allowance for loan losses. The Credit Policy Committee includes the Chief Credit Officer and the Executive Vice President of Commercial Lending.

     Our loans and leases receivable portfolio totaled $3.7 billion, $3.4 billion, and $2.8 billion at December 31, 2003, 2002, and 2001, respectively. Loans and leases receivable composition at the dates indicated was (in thousands):

	As of December 31,

	2003		2002		2001

	Amount	Pct	Amount	Pct	Amount	Pct

Loans and Leases receivable:
Real estate loans:
Residential real estate	$1,343,657	36.45%	1,378,041	40.85	1,111,775	40.07
Construction and development	1,345,449	36.50	1,218,411	36.13	1,122,628	40.47
Commercial real estate	1,064,043	28.87	755,492	22.40	522,006	18.82
Small business - real estate	110,745	3.00	98,494	2.92	43,196	1.56
Loans to Levitt Corporation	18,118	0.49	—	—	—	—
Other loans:
Loans to Levitt Corporation	43,500	1.18	—	—	—	—
Second mortgage - direct	333,655	9.05	261,579	7.75	166,531	6.00
Second mortgage - indirect	1,105	0.03	1,713	0.05	2,159	0.08
Commercial business	91,491	2.48	82,174	2.44	76,146	2.74
Small business - non-mortgage	58,574	1.59	62,599	1.86	59,041	2.13
Lease finance	14,442	0.39	31,279	0.93	54,969	1.98
Due from foreign banks	—	—	—	—	1,420	0.05
Consumer - other direct	21,928	0.60	24,881	0.74	25,811	0.93
Consumer - other indirect	1,297	0.04	6,392	0.19	23,241	0.84
Loans held for sale:
Residential real estate	2,254	0.06	—	—	4,757	0.17
Syndication loans	9,114	0.25	14,499	0.43	40,774	1.47

Total	4,459,372	120.98	3,935,554	116.69	3,254,454	117.31

Adjustments:
Undisbursed portion of loans in process	728,100	19.75	511,861	15.18	434,166	15.65
Unearned discounts(premiums)	(243)	(0.01)	3,041	0.09	1,470	0.05
Allowance for loan losses	45,595	1.24	48,022	1.42	44,585	1.61

Total loans receivable, net	$3,685,920	100.00%	3,372,630	100.00	2,774,233	100.00

Banker’s acceptances	$233	100.00%	—	100.00	5	100.00

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of December 31,

	2000		1999

	Amount	Pct	Amount	Pct

Loans and Leases receivable:
Real estate loans:
Residential real estate	1,316,062	46.14	1,188,092	44.39
Construction and development	937,881	32.88	634,382	23.71
Commercial real estate	369,282	12.95	312,014	11.66
Small business - real estate	28,285	0.99	22,241	0.83
Loans to Levitt Corporation	—	—	—	—
Other loans:
Loans to Levitt Corporation	—	—	—	—
Second mortgage - direct	124,859	4.38	85,936	3.21
Second mortgage - indirect	4,020	0.14	5,325	0.20
Commercial business	86,194	3.02	188,040	7.03
Small business - non-mortgage	69,325	2.43	93,442	3.49
Lease finance	75,918	2.66	43,436	1.62
Due from foreign banks	64,207	2.25	51,894	1.94
Consumer - other direct	33,036	1.16	35,508	1.33
Consumer - other indirect	58,455	2.05	120,184	4.49
Loans held for sale:
Residential real estate	—	—	220,236	8.23
Syndication loans	80,016	2.80	—	—

Total	3,247,540	113.85	3,000,730	112.13

Adjustments:
Undisbursed portion of loans in process	344,390	12.07	286,608	10.71
Unearned discounts(premiums)	3,675	0.13	(6,420)	(0.24)
Allowance for loan losses	47,000	1.65	44,450	1.66

Total loans receivable, net	2,852,475	100.00	2,676,092	100.00

Banker’s acceptances	1,329	100.00	13,616	100.00

Interest Expense and Overhead Allocations to Bank Operation Segments

     Interest expense and overhead for the bank operation segments represents interest expense and certain revenue and expense items that are allocated to each such segment by its pro-rata average assets. Items included in interest expense and overhead include (1) interest expense on all interest-bearing banking liabilities and (2) an allocation of back office and corporate headquarters operating expenses, net of deposit account fee income.

     Deposits. Our deposits include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. We solicit deposits in our market areas through advertising and relationship banking activities primarily conducted through our sales force and branch network. During the year ended December 31, 2003, products such as Totally Free Checking and Totally Free Savings were the lead programs of our marketing strategy to obtain new customers.

     We have several relationships, including one with Ryan Beck, for the placement of brokered certificates of deposit. These relationships are considered an alternative source of funding.

     Federal Home Loan Bank (“FHLB”) Advances. We are a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. Our advances are collateralized by a security lien against our residential loans, certain commercial loans and our securities. In addition, we must maintain certain levels of FHLB stock for outstanding advances. We primarily use FHLB advances to fund our purchased residential loan portfolio.

     Securities Sold Under Agreements To Repurchase And Other Short-Term Borrowings. Short-term borrowings consist of securities sold under agreements to repurchase and federal funds borrowings. Securities sold under agreements to repurchase include a sale of a portion of our current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. We issue repurchase agreements to institutions and to our customers. These transactions are collateralized by securities in our investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We use these facilities on an overnight basis to assist in managing our cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. We also have a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against our consumer loans.

Banking Industry Risk

     Banking is a business that depends on interest rate differentials. In general, the net interest income, which is the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loan and securities holdings, constitutes a major portion of its earnings.

     Changes in interest rates can have differing effects on BankAtlantic’s net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates received on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income.

     Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:

•	BankAtlantic often pays premiums to acquire loans and mortgage-backed securities, which it amortizes over the life of the asset. If loans or securities are prepaid, the unamortized premium is charged off; and

•	The yield BankAtlantic earns on the reinvestment of funds that it receives on the prepayment of loans and securities is generally less than the yield that it earned on the prepaid assets.

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

     Additionally, we are exposed to the risk that borrowers or counter-parties may default on their obligations to us. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk and we monitor the application of these policies and procedures throughout the Company. Further, the real estate collateralizing our commercial real estate and construction and development loans is concentrated in Broward, Miami-Dade, Palm Beach and Hillsborough Counties in Florida and, as such, the credit quality of these loans could be impacted by declines in the economy generally or in the real estate markets in these areas.

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

     The aftermath of the events of September 11, 2001, the war with Iraq and the United States’ continued war on terrorism and other factors may have an unpredictable effect on economic conditions in general and in our primary market areas. Depending upon the condition of the local and national economy, we could experience a decline in credit quality that may result in loan losses and a material adverse effect on our earnings.

Ryan Beck

     Ryan Beck, founded in 1946 and acquired by us in 1998, is a full service broker-dealer headquartered in Livingston, New Jersey. Ryan Beck operates on a nationwide basis through a network of 34 offices, with approximately 500 financial consultants and over $17 billion of customer assets gathered. Ryan Beck is primarily engaged in underwriting, merger advisory assistance, market making, distribution and trading of equity and fixed income securities, securities brokerage and equity research. Ryan Beck has primarily focused its efforts on three industries: financial institutions, healthcare, and consumer products. Unlike many of its peers, Ryan Beck does not offer any proprietary fund or investment products, but instead recommends third parties’ products that are highly rated in their respective sectors, an approach which Ryan Beck believes provides a more positive, less biased approach to investment counseling.

     Ryan Beck intends to focus on the following key areas:

•	Continuing growth and diversification. Ryan Beck’s strategy has been to diversify its operations through the addition of research coverage and market making in the technology, consumer products and health care industries.

•	Increasing the productivity of new employees. The Gruntal transaction, in April, 2002 enabled Ryan Beck to significantly increase its distribution capabilities by adding over 400 financial consultants to Ryan Beck’s then existing 80 financial consultants and by increasing the number of customer accounts from 27,000 accounts with $4 billion of customer assets gathered at December 31, 2001 to over 150,000 accounts with over $17 billion of customer assets gathered at December 31, 2003

     As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:

•	high net worth individuals,
•	financial institutions,
•	institutional clients (including mutual funds, pension funds, trust companies, insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors) and
•	to a lesser extent, insurance companies and specialty finance companies.

     Ryan Beck’s Investment Banking Group operates in three markets, Financial Institutions, Middle Market and Municipal Finance. Ryan Beck’s Investment Banking Group primarily focuses on financial institutions, managing underwritten public offerings, serving as placement agent on institutional private financings and as an advisor on merger and acquisitions.

     Ryan Beck’s operations also include trading, institutional sales and research. Trading makes markets in over 500 securities. The Trading Department has continued to grow and gain expertise to support Ryan Beck’s industry diversification. The Research Department consists of 11 publishing analysts covering 138 companies in 4 industry sectors. Additionally, the Research Department employs a Chief Market Strategist providing economic and global market commentary. The Institutional Equity Sales Department brings investment ideas and proprietary investment banking product to over 500 accounts across the United States.

     Over the last several years, Ryan Beck has expanded significantly through both acquisitions and internal growth. Ryan Beck is focused on enhancing both the product offerings and services provided to all clients, whether individual, institutional or corporate.

     In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC which significantly increased the size of Ryan Beck. The long term success of this transaction will depend upon Ryan Beck’s ability to integrate the acquired Gruntal operations and retain its new employees. Although Ryan Beck assumed a $21 million deferred compensation plan obligation for participating financial consultants, and Ryan Beck put in place a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $11.0 million, respectively, for certain financial consultants and key employees, the financial consultants and other employees may choose not to remain with Ryan Beck.

     While Ryan Beck has been named as a defendant in a number of arbitration claims based on allegations that it is a “successor” in interest to Gruntal, Ryan Beck has to date been successful in defending these actions. While no individual action is material, an adverse result in a number of actions in the aggregate could be material. In October 2002, Gruntal, which had agreed to indemnify Ryan Beck against certain types of liabilities, filed for bankruptcy protection and accordingly indemnification for these claims may not be available.

Brokerage Industry Risk

     The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck’s business and its profitability are affected by many factors including:

•	The volatility and price levels of the securities markets,

•	The volume, size and timing of securities transactions,

•	The demand for investment banking services,

•	The level and volatility of interest rates,

•	The availability of credit,

•	Legislation affecting the business and financial communities,

•	The economy in general and

•	The volatility of equity and debt securities held in inventory.

     Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general.

     The majority of Ryan Beck’s assets and liabilities are securities owned or securities sold but not yet purchased. Securities owned and securities sold but not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management’s estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in adverse changes in our financial results. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

Parent Company

     The Parent Company operations include the financing of the capital needs of its subsidiaries. We obtain our funds from dividends from BankAtlantic and from issuances of equity and debt securities, as well as borrowings from unrelated financial institutions. We provide these funds to our subsidiaries for the financing of acquisitions and for other general corporate purposes. The largest expense of the Company is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of our debt is indexed to floating rates.

     The Parent Company also owns and manages a portfolio of equity investments. As of December 31, 2003, we owned publicly traded equity securities and mutual funds with a fair value of $19.1 million and privately held equity securities with a cost basis of $1.8 million. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Certain of our affiliates, including certain of our executive officers and directors, have independently made investments with their own funds in both public and private entities in which we hold investments.

     As of December 31, 2003, we had approximately $263.4 million of indebtedness outstanding at the holding company level, including $262.3 million of junior subordinated debentures with maturities ranging from 2032 to 2033. The degree to which we are leveraged poses risks to our operations, including the risk that our cash flow will not be sufficient to service our outstanding debt and that we may not be able to obtain additional financing or refinancing. If we are forced to utilize all or most of our cash flow for the purpose of servicing debt, we will not be able to use those funds for other purposes. Our ability to meet these obligations is largely dependent on BankAtlantic’s ability to pay dividends to us. BankAtlantic’s ability to pay dividends is limited and is primarily determined based on BankAtlantic’s net income. See “Regulations and Supervision” and “Management’s Discussion and Analysis - Liquidity and Capital Resources”.

Employees

     Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

     The Company’s number of employees at the indicated dates was:

	December 31, 2003		December 31, 2002

	Full-	Part-	Full-	Part-
	Time	time	time	time

BankAtlantic	1,301	204	1,134	219
Ryan Beck	1,011	31	1,215	40

Total	2,312	235	2,349	259

Competition

     The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions may have significantly greater resources, a wider geographic presence or greater accessibility. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

     We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds and adversely affect our ability to generate the funds necessary for our lending operations.

     Ryan Beck is engaged in investment banking, securities brokerage and asset management activities all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and NASD, banks, insurance companies, investment companies and financial consultants.

Regulation and Supervision

Holding Company

     We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”). As such, we are registered with the Office of Thrift Supervision (“OTS”) and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us, and our non-bank subsidiary, Ryan Beck & Co., Inc. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

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

     As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the Qualified Thrift Lending (“QTL”) test. See “Regulation of Federal Savings Banks - QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, we would become a multiple savings bank holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company (“BHC”) Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     Transactions between the Bank, including any of the Bank’s subsidiaries, and us or any of the Bank’s affiliates, are subject to various conditions and limitations. See ''Regulation of Federal Savings Banks - Transactions with Related Parties.’’ The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks - Limitation on Capital Distributions.’’

BankAtlantic

General

     The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency, and the FDIC, as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors.

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

Regulation of Federal Savings Banks

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS there under. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including (a) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (b) a limit of 400% of capital on the aggregate amount of loans secured by non-residential real estate property; (c) a limit of 20% of assets on commercial loans, with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (d) a limit of 35% of assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (e) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (f) a limit of the greater of 5% of assets or total capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank’s unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily-

marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2003, the Bank’s limit on loans to one borrower was $71.1 million. At December 31, 2003, the Bank’s largest aggregate amount of loans to one borrower was $55.3 million and the second largest borrower had an aggregate balance of $47.1 million.

     QTL Test. HOLA requires a savings bank to meet a Qualified Thrift Lending (“QTL”) test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2003, the Bank maintained 73.3% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

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

     The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2003 (dollars in thousands):

	Minimum Capital
					Well
	Actual		Requirement		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible capital	$379,505	8.52%	$66,802	1.50%	$66,802	1.50%
Core capital	379,505	8.52	178,138	4.00	222,673	5.00
Total tier 1 risk-based capital	379,505	10.22	148,604	4.00	222,906	6.00
Total risk-based capital	447,967	12.06	297,208	8.00	371,509	10.00

     BankAtlantic Bancorp is a unitary savings and loan holding company and is not currently subject to regulatory capital requirements, and it is not anticipated that BankAtlantic Bancorp will be required to meet holding company capital requirements in the foreseeable future. However, BankAtlantic Bancorp’s regulatory capital amounts and ratios calculated based on methodology used in the Federal Reserve Board’s calculation of capital requirements for bank holding companies are presented in the table below (dollars in thousands):

	Actual

	Amount	Ratio

As of December 31, 2003:
Core capital	$425,115	8.97%
Tier I risk-based capital	$425,115	10.69%
Total risk-based capital	$652,488	16.41%

     Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

     As the subsidiary of a savings and loan holding company, the Bank is required to file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all capital distributions (including each proposed capital distribution) for the applicable calendar year exceeds net income for that year plus the retained net income for the preceding two years, then the Bank must file an application for OTS approval of a proposed capital distribution. In addition, the OTS can prohibit a proposed capital distribution otherwise permissible under the regulation, if it has determined that the institution is in need of more than customary supervision or that a proposed distribution by an institution would constitute an unsafe or unsound practice. Furthermore, under the OTS Prompt Corrective Action Regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to satisfy its minimum capital requirements, as described above. See “Regulation - Regulation of Federal Savings Institutions - Prompt Corrective Regulatory Action”.

     Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank’s liquidity ratio at December 31, 2003 was 10.77%.

     Assessments. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: the size of the institution on which the basic assessment is based; the institution’s supervisory condition; and the complexity of the institution’s operations. The Bank’s assessment expense during the year ended December 31, 2003 was approximately $791,000.

     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state of the United States.

     Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the bank’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” CRA performance evaluation in its most recent evaluation. Insured depository institutions also must publicly disclose certain agreements that are in fulfillment of CRA. We have no such agreements in place at this time.

     Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (“FRA”). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank’s subsidiaries other than those that are non-bank insured depository institutions and financial subsidiaries. The OTS regulations prohibit a savings bank (a) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act (“BHC Act”) and (b) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings bank and also limits the aggregate amount of transactions with all affiliates to 20% of the savings bank’s capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies. On October 1, 2001, the Bank made a special dividend to the Company of all the outstanding stock of Levitt Corporation, and Levitt Corporation thereupon became a subsidiary of the Company instead of the Bank. The Company spun-off Levitt Corporation to its stockholders on December 31. 2003; however, Levitt remains an affiliate of the Bank subject to the above regulations. Transactions between the Bank and Levitt Corporation became subject to the regulations and statutes described above. In connection with the October 1, 2001 transaction the OTS issued a “no action” letter which effectively grandfathered all then-outstanding loans, commitments and letters of credit (“Levitt Loans”) from the Bank to Levitt and the Bank agreed that it would not engage in any covered transactions with any affiliates until the aggregate amount of all covered transactions, including the Levitt Loans, falls below twenty percent of the Bank’s capital stock and surplus.

     Effective April 1, 2003, the Federal Reserve Board replaced the interpretations it has issued under Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W expands the definition of what constitutes an affiliate subject to Sections 23A and 23B.

     Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which changed solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

     Section 402 of Sarbanes-Oxley prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.

     The Bank’s authority to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board (“FRB”) there under. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

     Enforcement. Under the Federal Deposit Insurance Act (“FDI Act”), the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that cause or are likely to cause a more than a minimal loss or other significant adverse effect on an insured savings bank. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices.

     Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994 (“Community Development Act”), the OTS, together with the other federal bank regulatory agencies, have adopted a set of guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

     Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution would be placed in one of five categories based on its capital. Generally, a savings institution is treated as “well capitalized” if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. See “- Capital Requirements.”

     The severity of the action authorized or required to be taken under the Prompt Corrective Action Regulations increases as a bank’s capital deteriorates within the three undercapitalized categories. All institutions are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the institution would be undercapitalized. An undercapitalized institution is required to file a capital restoration plan within 45 days of the date the institution receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized institution and to restrict the asset growth, acquisitions, branching, and new lines of business of such an institution. If one or more grounds exist for appointing a conservator or receiver for an institution, the OTS may require the institution to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository bank. When appropriate, the OTS can require corrective action by a savings bank holding company under the “Prompt Corrective Action” provisions of FDICIA.

     Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. Under the risk-based assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the reporting period. The supervisory subgroup to which an institution is assigned is based upon a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Both the BIF and SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. Increases in deposit insurance premiums could have an adverse effect on the Company’s earnings.

     The Deposit Insurance Funds Act of 1996 amended the FDIA to recapitalize the SAIF and expand the assessment base for the payments of Financing Corporation (“FICO”) bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The recapitalization of the SAIF and BIF insurance funds was necessitated following payments made from these insurance funds to compensate depositors of federally-insured depository institutions that experienced bankruptcy and dissolution during the 1980’s and 1990’s. The quarterly adjusted rate of assessment for FICO bonds is 0.0152% for both BIF-and SAIF-insured institutions.

     Privacy and Security Protection. The OTS has adopted regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). The regulations, which require each financial institution to adopt procedures to protect customers and customers’ “non-public personal information,” became effective November 13, 2000. The Bank has a privacy protection policy which we believe complies with applicable regulations. In February 2001, the OTS and other federal banking agencies finalized guidelines establishing standards for safeguarding customer information to implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program. The regulation became effective on July 1, 2001. These regulations have not had a material impact upon our operations.

     Internet Banking. Technological developments are dramatically altering the methods by which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted at various aspects of Internet Banking and have indicated their intention to re-evaluate their regulations to ensure they encourage bank efficiency and competitiveness consistent with safe and sound banking practices. The Company cannot assure that federal bank regulatory agencies will not adopt new regulations that will not materially affect or restrict the Bank’s Internet operations.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLB’s composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $40.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $2.3 million during the year ended December 31, 2003. If dividends were reduced or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $42.8 million and 10% of amounts over $42.8 million, subject to adjustment by the FRB. An initial reserve of $6.0 million is exempt from the calculation on a portion of transaction accounts over $42.8 million. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,’’ but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     Anti-Terrorism Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was signed into law on October 26, 2001, providing the federal government with new powers to address terrorist threats. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act enacts measures intended to encourage information-sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including the obligation to establish anti-money laundering programs that include, at a minimum, (i) internal policies, procedures and controls, (ii) a designated compliance officer, and employee training program and an independent audit function to test the program and (iii) implement procedures to verify customer identification upon the opening of new accounts and (iv) undertake heightened due diligence measures with respect to certain foreign accounts and relationships. Implementation of the USA Patriot Act did not have a material impact upon the financial condition or results of operations of the Company.

Ryan Beck

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

     Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2003, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

     Additionally, legislation, changes in rules promulgated by the SEC and self-regulatory authorities or changes in the interpretation or enforcement of existing laws and rules may directly affect the operations and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The profitability of broker-

dealers could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

     Securities held in custody by Pershing for Ryan Beck’s customer accounts are protected to an unlimited amount. The Securities Investors Protection Corporation (SIPC) provides $500,000 of coverage, including $100,000 for claims for cash. Pershing provides the remaining coverage through a commercial insurer. The account protection applies when a SIPC member firm fails financially and is unable to meet obligations to securities customers, but it does not protect against losses from the rise and fall in the market value of investments.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm’s liquidation. At December 31, 2003, Ryan Beck was in compliance with all applicable capital requirements.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003. This interpretation has not had a significant impact on the Company’s consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46. The interpretation was revised by the FASB in December 2003. The interpretation changes the accounting model for consolidation of variable interest entities from one based on consideration of control through voting interests. The consolidation of an entity is now based on other considerations such as: sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On July 1, 2003, all of the Company’s subsidiaries, except for Levitt and its subsidiaries implemented the interpretation effective January 1, 2003. As a consequence of the implementation, the Company’s wholly-owned statutory business trusts formed to issue trust preferred securities were deconsolidated and a real estate joint venture was consolidated.

     In May 2003, the FASB issued Statement No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, this Statement did not have a significant impact on the Company’s financial statements.

     The Statement also required that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company’s minority interest in finite-lived entities is not significant.

     In December 2003, the FASB issued Statement No. 132, revised (“Employers’ Disclosures about Pensions and Other Postretirement Benefits”). This revised Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company has implemented the disclosure requirements of this statement as of December 31, 2003.

     In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Management is currently evaluating the requirements of the SOP concerning future loan acquisitions that are within the scope of the SOP.

ITEM 2. PROPERTIES

     The Company’s and BankAtlantic’s principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida, 33304. In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations. The following table sets forth owned and leased branch offices at December 31, 2003:

	Miami-
	Dade	Broward	Palm Beach	Tampa Bay

Owned full-service branches	4	10	26	3
Leased full-service branches	8	12	5	5

Total full-service branches	12	22	31	8

Lease expiration dates	2004-2012	2004-2009	2005-2009	2004-2008

     BankAtlantic also maintains two ground leases in Broward County expiring between 2006 - 2072, with one expiring in 2006 and the other expiring in 2072.

     Ryan Beck’s office space includes leased facilities in the following states with year of lease expiration:

	Lease	Number of
Locations	Expiration	Offices

California	2009	1
Connecticut	2004-2005	3
Florida	2004-2005	3
Georgia	2004	1
Illinois	2008	1
Maryland	2009	1
Massachusetts	2004-2006	3
Nevada	2004	1
New Jersey	2004-2012	5
New York	2004-2010	9
Ohio	2010	1
Pennsylvania	2004-2011	4
Virginia	2007	1

		34

     During 2002, BankAtlantic purchased a $14.3 million office facility to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2003 BankAtlantic had incurred approximately $3 million in renovation costs. The total estimated cost to renovate the facility is approximately $24.5 million, and the facility is expected to be completed in October 2004.

ITEM 3. LEGAL PROCEEDINGS

     The following is a description of certain lawsuits other than ordinary routine litigation incidental to our business to which the Company or a subsidiary is a party:

     Commerce Bancorp, Inc. v. BankAtlantic, Civil Action No. 02CV 4774 (JBS)(D.N.J.)(Camden) On October 3, 2002, Commerce Bancorp., Inc. (“Commerce”) filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan “AMERICA’S MOST CONVENIENT BANK” by virtue of BankAtlantic’s use of the slogan “FLORIDA’S MOST CONVENIENT BANK.” Commerce also filed an amended complaint, which asserts additional claims for trademark infringement based on Commerce’s allegation that BankAtlantic’s use of the word “WOW!” infringes trademark rights purportedly owned by Commerce in the phases “WOW ANSWER GUIDE,” “COMMERCE WOW ZONE” “COMMERCEWOW!ZONE” “COMMERCEWOW!ZONE,” and “WOW! THE CUSTOMER.” In order to amicably resolve the litigation the parties entered into a Settlement Agreement dated January 20, 2004 settling the case in its entirety. Pursuant to the settlement, the action will be dismissed with prejudice. No monetary payments were made by either party in connection with the settlement.

     Scott Teich v. Ryan Beck & Co., Inc., Case No. 03-80138-CIV-MIDDLEBROOKS/ JOHNSON, United States District Court for the Southern District of Florida, West Palm Beach, Division. On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Case No. CA-1114AF) by a former Gruntal employee seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a de facto merger with Gruntal, or (2) Ryan Beck’s brokerage business is a mere continuation of Gruntal’s brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds. The court issued an order staying this action until the resolution of the Gruntal bankruptcy proceedings.

     Other Gruntal Proceedings, In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be “successor” in interest to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company’s financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

     In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

     The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “BBX”. BFC Financial Corporation (“BFC”) is the sole holder of the Company’s Class B common stock and there is no trading market for the Company’s Class B common stock. The Class B common stock may only be owned by BFC or its affiliates and is convertible into Class A common stock on a share for share basis.

     On February 5, 2004, there were approximately 969 record holders and 54,416,523 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at February 5, 2004.

     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price

	High	Low

For the year ended December 31, 2003	$19.75	$8.76
Fourth quarter	19.75	14.15
Third quarter	15.77	11.76
Second quarter	12.49	9.60
First quarter	10.12	8.76
For the year ended December 31, 2002	$13.01	$7.00
Fourth quarter	9.76	7.30
Third quarter	12.15	7.00
Second quarter	13.01	10.05
First quarter	13.00	8.90

     On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), by means of a distribution to its stockholders of all of the outstanding capital stock of Levitt. As a result of the spin-off, the Company no longer owns any shares of capital stock of Levitt. On December 31, 2003, the last trading day before consummation of the Levitt spin-off, the closing price of the Class A common stock was $19.00. On January 2, 2004, the first trading day after consummation of the Levitt spin-off, the closing price of the Class A common stock was $14.81.

     See “Regulation and Supervision - Limitation on Capital Distributions” and “Management’s Discussion and Analysis - Liquidity and Capital Resources” for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. Ryan Beck has not paid dividends to the Company in the past; however, Ryan Beck, subject to its results of operations and regulatory capital requirements, may pay dividends to the Company during 2004.

     The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2003	$0.128	$0.128
Fourth quarter	0.033	0.033
Third quarter	0.033	0.033
Second quarter	0.031	0.031
First quarter	0.031	0.031
Fiscal year ended December 31, 2002	$0.120	$0.120
Fourth quarter	0.031	0.031
Third quarter	0.031	0.031
Second quarter	0.029	0.029
First quarter	0.029	0.029

     The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2003.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	excluding outstanding
Plan category	of outstanding options	outstanding options	options

Equity compensation plans approved by security holders	5,181,912	$6.03	1,007,282
Equity compensation plans not approved by security holders	129,453 (1)	6.40	10,500 (2)

Total	5,311,365	$6.04	1,017,782

(1)	During 1999, nonqualifying options for 575 shares of Class A Common Stock were granted to each employee of BankAtlantic except executive officers.
(2)	1,500 shares of restricted stock vest and are issued each year through 2011 under a compensation agreement with an employee.

     During the year ended December 31, 2003, the Company issued 11,000 shares of restricted Class A common stock to a BankAtlantic employee, who is not an officer of the Company, under a written individual compensation arrangement. The shares vest on December 31, 2008.

     During the year ended December 31, 2001, the Company issued 195,000 shares of restricted Class A common stock to an executive officer of BankAtlantic, who is not an officer of the Company, under a written individual compensation arrangement. The shares vest 10% per year for ten years.

     In January 2004, the Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of the options that resulted from the spin-off. As a consequence of the adjustments the number of shares of Class A common stock issuable upon exercise of outstanding options increased from 5,311,365 to 6,938,247 and the number of shares of Class A common stock underlying options available for grant under equity compensation plans was increased from 1,007,282 to 1,315,809.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,

(In thousands except share and per share data)	2003	2002	2001	2000	1999

Income Statement
Total interest income	$261,849	$303,387	$324,026	$326,574	$284,711
Total interest expense	113,217	148,891	186,912	206,082	167,732

Net interest income	148,632	154,496	137,114	120,492	116,979
Provision for (recovery from) loan losses	(547)	14,077	16,905	29,132	30,658
Securities activity, net	(1,553)	(10,223)	3,597	2,226	1,928
Other non-interest income	283,267	181,972	81,338	84,827	87,329
Impairment of goodwill	—	—	6,624	—	—
Other non-interest expense	368,872	283,967	158,030	146,253	133,695

Income from continuing operations before income taxes	62,021	28,201	40,490	32,160	41,883
Provision for income taxes	23,424	9,051	17,960	13,516	17,080

Income from continuing operations	38,597	19,150	22,530	18,644	24,803
Discontinued operations, net of tax	29,120	22,543	8,492	6,070	6,066

Income before extraordinary items and cumulative Effect of a change in accounting principle	67,717	41,693	31,022	24,714	30,869
Extraordinary item, net of tax	—	23,749	—	—	—
Cumulative effect of a change in accounting principle	—	(15,107)	1,138	—	—

Net income	67,717	50,335	32,160	24,714	30,869
Amortization of goodwill, net of tax	—	—	3,903	3,887	3,893

Net income adjusted to exclude goodwill amortization	$67,717	$50,335	$36,063	$28,601	$34,762

Performance ratios
Return on average assets (1)	0.70%	0.35%	0.48%	0.42%	0.62%
Return on average equity (1)	7.84	4.41	7.40	7.31	10.06
Average equity to average assets	8.92	8.03	6.48	5.81	6.14
Dividend payout ratio (2)	19.50	36.51	23.44	20.82	16.10

	For the Years Ended December 31,

(In thousands except share and per share data)	2003		2002		2001		2000		1999

Per Class A common share data (3)
Diluted earnings from continuing operations	$	N/A	$	N/A	$	N/A		$0.43		$0.52
Diluted earnings from discontinued operations		N/A		N/A		N/A		0.11		0.10
Diluted earnings from extraordinary items		N/A		N/A		N/A		—		—

Diluted earnings per share		N/A		N/A		N/A		0.54		0.62
Diluted earnings per share from amortization of goodwill		N/A		N/A		N/A		0.07		0.07

Diluted earnings per share adjusted for amortization of goodwill	$	N/A	$	N/A	$	N/A		$0.61		$0.69

Per common share data (3)
Diluted earnings from continuing operations		$0.62		$0.32		$0.47	$	N/A	$	N/A
Diluted earnings per share from discontinued operations		0.46		0.35		0.16		N/A		N/A
Diluted earnings per share from extraordinary items		—		0.37		—		N/A		N/A
Diluted earnings (loss) per share from cumulative effect of a change in accounting principle		—		(0.23)		0.02		N/A		N/A

Diluted earnings per share		1.08		0.81		0.65		N/A		N/A
Diluted earnings per share from amortization of goodwill		—		—		0.08		N/A		N/A

Diluted earnings per share adjusted for goodwill amortization		$1.08		$0.81		$0.73	$	N/A	$	N/A

Cash dividends declared per common share Class A		$0.128		$0.120		$0.112		$0.101		$0.097
Cash dividends declared per common share Class B		0.128		0.120		0.110		0.092		0.088
Book value per share		6.98		8.05		7.50		6.80		5.53
Tangible book value per share		5.48		6.46		6.82		5.44		4.27
Balance Sheet (at year end)
Loans and leases, net (4)		$3,686,153		$3,372,630		$2,774,238		$2,853,804		$2,689,708
Securities		675,782		1,106,552		1,340,881		1,266,186		954,932
Total assets		4,831,549		5,421,011		4,654,486		4,617,300		4,159,901
Deposits		3,058,142		2,920,555		2,276,567		2,234,485		2,027,892
Securities sold under agreements to repurchase and other short term borrowings		138,809		116,279		467,070		669,202		429,123
Other borrowings (5)		1,082,066		1,671,361		1,312,208		1,337,909		1,401,709
Stockholders’ equity		413,452		469,334		435,673		248,821		235,886
Asset quality ratios
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and real estate owned		0.33%		0.79%		1.11%		0.89%		1.40%
Loan loss allowance as a percent of non-performing loans		479.19		253.84		119.67		248.35		136.17
Loan loss allowance as a percent of total loans		1.22		1.40		1.58		1.62		1.63
Capital ratios for BankAtlantic:
Total risk based capital		12.06%		11.89%		12.90%		11.00%		13.30%
Tier I risk based capital		10.22		10.01		11.65		9.74		12.04
Leverage		8.52		7.26		8.02		6.66		7.71

(1)	Prior period return on average equity and assets were restated to reflect returns from continuing operations. Returns from continuing operations exclude the results of operations of Levitt Corporation, The GMS Group, and Cumberland Advisors, Inc.

(2)	Cash dividends declared on common shares divided by income from continuing operations.

(3)	In periods prior to December 31, 2001, our capital structure included a dividend premium for our Class A common stockholders. As a consequence of the dividend structure, we used the two-class method to calculate our earnings per share. During the 2001 second quarter, our stockholders voted to equalize the dividend payable on the Class A and Class B common stock. As a result, as of January 1, 2001 we no longer use the two-class method to calculate our earnings per share.

(4)	Includes $233,000, $0, $5,000, $1.3 million and $13.6 million of banker’s acceptances in 2003, 2002, 2001, 2000 and 1999, respectively.

(5)	Other borrowings consist of FHLB advances, subordinated debentures, notes and bonds payable, guaranteed preferred beneficial interests in Company’s junior subordinated debentures and junior subordinated debentures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Introduction

     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary, and RB Holdings, Inc., our wholly-owned parent company of our broker-dealer subsidiary, Ryan Beck. As of December 31, 2003, we had total consolidated assets of approximately $4.8 billion, deposits of approximately $3.1 billion and shareholders’ equity of approximately $413 million.

     The following events have occurred during the past three years that have had a significant impact on the Company and upon its past and future results of operations:

•	In March of 2002, BankAtlantic acquired Community Savings Bancshares, Inc., the parent company of Community Savings, F.A. (“Community”) and immediately merged Community into BankAtlantic. Community had its headquarters and branches in our South Florida market. Community had approximately $909 million in assets and $637 million in deposits on the date of acquisition.

•	In April of 2002, BankAtlantic embarked upon its “Florida’s Most Convenient Bank” initiative to attract retail customers. This campaign includes seven-day branch banking and extended weekday hours, along with a 24/7 live customer service center, Totally Free Checking, free online banking, Totally Free Change Exchange coin counters, and dozens of additional product and service initiatives. While the initiatives have resulted in increased expenses, we believe this marketing campaign has contributed to significant new deposit account openings and growth in low cost deposits at the Bank.

•	Also, in April of 2002, Ryan Beck acquired certain of the assets and assumed certain liabilities of the former broker-dealer known as Gruntal & Co., LLC. Before this acquisition, Ryan Beck had 130 account executives located in 9 offices, principally in the New Jersey/New York metropolitan area and southeast Florida. This transaction added over 400 additional consultants and 25 new offices to Ryan Beck’s operations. Ryan Beck currently has approximately 500 financial consultants in 34 offices and now has a substantial east coast presence, along with offices in the mid-west and west coast.

•	Effective December 31, 2003 we spun-off our wholly-owned real estate development subsidiary, Levitt Corporation (“Levitt”), which is now traded on the New York Stock Exchange under the symbol “LEV”. Levitt has approximately $394 million in total assets and $126 million in shareholders’ equity. This transaction was effected by means of a distribution to our stockholders of all of the outstanding capital stock of Levitt.

BankAtlantic Bancorp, Inc. Consolidated Results of Operations

     Net income increased to $67.7 million in 2003 from $50.3 million in 2002 and $32.2 million in 2001. Included in these totals is income from discontinued operations (primarily relating to Levitt) of $29.1 million, $22.5 million and $8.5 million, respectively. Additionally, in 2002, the Company realized an extraordinary gain of $23.7 million associated with the Gruntal transaction because the fair value of the assets acquired exceeded the purchase price. Also in 2002, the Company realized a loss of $15.1 million due to the initial implementation of FAS 142 concerning goodwill impairment. The Company performed the required goodwill impairment test and determined that the goodwill assigned to the Ryan Beck subsidiary was impaired. The Company performed its annual goodwill impairment test again in 2003 and concluded that no further goodwill impairment existed. In 2001, the Company realized a gain of $1.1 million due to the initial implementation of FAS 133 concerning derivative instruments and hedging activities. The Company had interest rate swap contracts for which it recorded a cumulative effect adjustment gain.

     Income from continuing operations increased to $38.6 million in 2003 from $19.1 million in 2002 and $22.5 million in 2001. A reconciliation of the results of operations from each of the Company’s primary business segments follows (in thousands):

Income from Continuing Operations

	For the Years Ended
	December 31,

	2003	2002	2001

BankAtlantic	$42,129	$45,109	$44,629
Ryan Beck	9,645	(2,448)	(1,317)
Parent Company	(13,177)	(23,511)	(20,782)

Total	$38,597	$19,150	$22,530

     A detailed discussion of the result of operations of each of these business segments follows.

BankAtlantic Results of Operations

Summary

     Since the beginning of 2002, BankAtlantic has opened 244,000 new checking and savings accounts, including over 34,000 in the fourth quarter of 2003. The fourth quarter of 2003 marked the eighth consecutive quarter of double-digit growth in new low cost checking and savings account openings. In 2003, new checking (DDA/NOW) and savings account openings were approximately 145,000, compared to 99,000 in 2002, an increase of 46%. Since January 1, 2002, total low cost deposits have increased from approximately $600 million to approximately $1.4 billion, an increase of 133%. Non-interest bearing demand deposits now constitute 21% of deposit funding, up from 16% last year. We expect these trends to continue as we increase our advertising expenditures, create other marketing programs and maintain our commitment to superior customer service.

     Subject to changes in the interest rate environment, we expect our net interest income to improve in 2004. During 2003, the net interest margin was negatively impacted by lower interest rates, creating prepayments and rapid premium amortization on mortgage related assets. We were also burdened with fixed rate FHLB advances that prevented our cost of funds from decreasing as rapidly as our yield on assets. Late in 2003, we prepaid a portion of these fixed rate FHLB advances and incurred a prepayment penalty. Although this penalty decreased earnings in 2003, we prepaid these fixed rate advances with the expectation that it will lower our funding costs and improve our net interest margin in future years.

     Our credit quality has been improving. The ratio of non-performing loans to total loans declined to 0.25% at year-end. Net charge-offs for 2003 were only $1.1 million vs. $19.8 million for 2002, and the associated ratio of net charge-offs to average outstanding loans declined to 0.03% versus 0.57% for these respective years. In addition to lower loan charge-offs, in 2003 we were successful in recovering and collecting upon past charge-offs in our syndication loan and leasing portfolios. We cannot assure that we will have similar success in future years and expect to experience a higher net charge-off ratio.

     Also, because of our recent emphasis on the origination and purchase of loans collateralized by real estate, we believe we have lower losses inherent in our loan portfolio; therefore the ratio of the allowance for loan losses to total loans outstanding at December 31, 2003 decreased to 1.22% from 1.40% at the 2002 year-end. This, combined with low net charge offs, necessitated a negative provision for loan losses of $547,000 in 2003. We believe that our credit ratios reflect the improving credit quality of our loans. Although we do not foresee significant changes in the quality of our loan portfolio, we caution that changes in the local or national economy, or within certain industries, could have a dramatic impact on the performance of our loans.

     Our non-interest income improved substantially during 2003, due in part to increased fees associated with the additional new deposit accounts opened during the year. Additionally, we generated fee income on $637 million of deposits acquired as part of the March 2002 acquisition of Community. This was a locally headquartered savings and loan that had branches within and adjacent to our primary South Florida market. We believe that we will continue to experience an increase in non-interest income during 2004 as we continue our Florida’s Most Convenient Bank initiatives and expand and renovate our branch network.

     Our non-interest expenses increased significantly during 2003 due primarily to the costs linked to our marketing initiatives, including the hiring of new employees to service customers and advertising expenditures to promote the campaign. We believe that these expenses will continue to increase during 2004 as we continue to implement the Florida’s Most

Convenient Bank initiatives. Additionally, we have plans for branch expansion and renovation. We believe that the potential future contribution to our profitability from our branch network expansion and deposit strategies will justify these additional costs. Additionally, as discussed earlier, our non-interest expense increased because we incurred $10.9 million in expenses associated with the prepayment of FHLB Advances.

The following table is a condensed income statement summarizing the Bank’s results of operations (in thousands):

	For the Years Ended
	December 31,			Change	Change
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Net interest income	$154,100	$164,122	$153,722	$(10,022)	$10,400
(Provision for) recovery from loan losses	547	(14,077)	(16,905)	14,624	2,828

Net interest income after provision for loan losses	154,647	150,045	136,817	4,602	13,228
Non-interest income	70,686	53,317	37,457	17,369	15,860
Non-interest expense	(161,615)	(134,408)	(103,353)	(27,207)	(31,055)

Income from continuing operations before income taxes	63,718	68,954	70,921	(5,236)	(1,967)
Income taxes	(21,589)	(23,845)	(26,292)	2,256	2,447

Income from continuing operations	$42,129	$45,109	$44,629	$(2,980)	$480

     A complete discussion of each component of income and expense follows:

BankAtlantic’s Net Interest Income

     The following table summarizes net interest income:

	For the Years Ended

	December 31, 2003			December 31, 2002			December 31, 2001

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets
Loans: (a)
Residential real estate	$1,639,504	$78,535	4.79%	$1,429,022	$88,808	6.21%	$1,327,455	$94,199	7.10%
Commercial real estate	1,610,707	94,193	5.85	1,500,744	96,836	6.45	1,112,026	95,114	8.55
Consumer	316,113	14,177	4.48	253,044	14,165	5.60	211,939	17,296	8.16
Lease financing	21,930	2,490	11.35	43,496	5,307	12.20	70,113	8,835	12.60
Commercial business	107,371	6,126	5.71	99,852	5,935	5.94	187,131	14,482	7.74
Small business	161,245	11,973	7.43	146,468	11,565	7.90	98,405	9,811	9.97

Total loans	3,856,870	207,494	5.38	3,472,626	222,616	6.41	3,007,069	239,737	7.97

Securities available for sale (b)	559,562	27,265	4.87	727,347	42,406	5.83	858,145	52,813	6.15

Investment securities (c)	229,889	16,476	7.17	452,753	32,013	7.07	389,197	32,161	8.26
Federal funds sold	16,499	166	1.01	3,929	57	1.45	564	21	3.72

Total investment securities	246,388	16,642	5.54	456,682	32,070	7.02	389,761	32,182	8.26

Total interest earning assets	4,662,820	$251,401	5.39%	4,656,655	$297,092	6.38%	4,254,975	$324,732	7.63%

Non-interest earning assets
Total non-interest earning assets	324,598			316,085			164,255

Total assets	$4,987,418			$4,972,740			$4,419,230

Interest bearing liabilities
Deposits:
Savings	$190,506	$856	0.45%	$140,961	$1,362	0.97%	$102,996	$1,451	1.41%
NOW, money funds and checking	1,315,747	11,142	0.85	1,078,298	15,338	1.42	757,922	20,241	2.67
Certificate accounts	882,736	24,191	2.74	1,230,013	46,077	3.75	1,182,094	63,976	5.41

Total interest bearing deposits	2,388,989	36,189	1.51	2,449,272	62,777	2.56	2,043,012	85,668	4.19

Securities sold under agreements
To repurchase and federal funds Purchased	285,284	3,089	1.08	400,376	6,845	1.71	604,311	24,870	4.12
Advances from FHLB	1,195,653	57,299	4.79	1,198,463	62,412	5.21	1,077,876	60,472	5.61
Subordinated debentures and notes payable	35,457	1,917	5.41	14,805	936	6.32	—	—	—

Total interest bearing liabilities	3,905,383	98,494	2.52	4,062,916	132,970	3.27	3,725,199	171,010	4.59

Non-interest bearing liabilities
Demand deposit and escrow accounts	551,866			405,599			285,760
Other liabilities	55,261			70,187			55,383

Total non-interest bearing liabilities	607,127			475,786			341,143

Stockholders’ equity	474,908			434,038			352,888

Total liabilities and stockholders’ Equity	$4,987,418			$4,972,740			$4,419,230

Net interest income/net interest spread		152,907	2.87%		164,122	3.11%		153,722	3.04%

Capitalized interest from real estate operations		1,193			—			—

Net interest income		$154,100			$164,122			$153,722

Margin
Interest income/interest earning assets			5.39%			6.38%			7.63%
Interest expense/interest earning assets			2.11			2.86			4.02

Net interest margin			3.28%			3.52%			3.61%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	Includes securities purchased under agreements to resell, tax certificates, mortgage-backed securities held to maturity and interest bearing deposits and trading securities.

     The following table summarizes the changes in net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002
	Compared to Year Ended			Compared to Year Ended
	December 31, 2002			December 31, 2001

	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$20,672	$(35,793)	$(15,121)	$29,845	$(46,966)	$(17,121)
Securities available for sale	(8,175)	(6,966)	(15,141)	(7,626)	(2,781)	(10,407)
Investment securities (b)	(15,973)	436	(15,537)	4,494	(4,642)	(148)
Federal funds sold	126	(17)	109	49	(13)	36

Total earning assets	(3,350)	(42,340)	(45,690)	26,762	(54,402)	(27,640)

Deposits:
Savings	223	(729)	(506)	367	(456)	(89)
NOW, money funds, and checking	2,011	(6,207)	(4,196)	4,557	(9,460)	(4,903)
Certificate accounts	(9,517)	(12,369)	(21,886)	1,795	(19,694)	(17,899)

Total deposits	(7,283)	(19,305)	(26,588)	6,719	(29,610)	(22,891)

Securities sold under agreements to repurchase	(1,247)	(2,508)	(3,755)	(3,487)	(14,538)	(18,025)
Advances from FHLB	(135)	(4,978)	(5,113)	6,280	(4,340)	1,940
Subordinated debentures	1,117	(136)	981	936	—	936

	(265)	(7,622)	(7,887)	3,729	(18,878)	(15,149)

Total interest bearing liabilities	(7,548)	(26,927)	(34,475)	10,448	(48,488)	(38,040)

Change in net interest income before capitalized interest	$4,198	$(15,413)	$(11,215)	$16,314	$(5,914)	$10,400

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2003 Compared to the Same 2002 Period

     Net interest income decreased by $11.2 million, or 6%, from 2002. The decline reflects a substantial decrease in yields on earning assets partially offset by lower rates on interest bearing liabilities resulting in a 24 basis point decline in our net interest margin. The net interest margin was negatively impacted by the historically low interest rates during 2003 and high rates associated with our advances from the FHLB. The yield on the 10-year Treasury bond declined from approximately 5.5% in early 2002 to almost 3.0% in mid-2003. For most of 2002, the prime rate stood at 4.75%. The prime rate declined to 4.25% in November, 2002 and declined again to 4.00% in June, 2003. Short-term Libor and Treasury based indices also declined during this period, leading to less interest income earned on adjustable rate loans and investments. Additionally, this low interest rate environment resulted in accelerated prepayments of mortgage loans and mortgage-backed securities as homeowners took advantage of the refinancing opportunities. We experienced accelerated amortization of premiums associated with some of these assets, and we were faced with investing the proceeds from these repayments primarily in residential and commercial loans at lower yields.

     Interest income on average loans declined as the significant decline in average loan yields was partially offset by an increase in average loan balances. The growth in balances resulted from the purchase and origination of commercial real estate, residential and home equity loans. During 2003, the Bank purchased $1.1 billion of residential loans and originated over $1.0 billion of commercial loans and $317 million of home equity loans. The net loan growth was funded primarily by the reduction in the average balances of our securities portfolios.

     Interest income on investment securities, short term investments and securities available for sale declined primarily due to the accelerated repayment of high yielding securities due to the historically low interest rate environment.

     As a consequence of lower average yields on earning assets and a slight increase in average earning asset balances, interest income decreased by $45.7 million.

     Rates on interest bearing liabilities did not decline as rapidly as rates on interest earning assets as 30% of average interest bearing liabilities consisted of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, bear fixed interest rates. These advances were originated in order to fund the purchase of fixed rate residential loans. However, in September 2003 we repaid $185 million of high rate advances and in December 2003 we repaid $140 million of high rate advances. The advances repaid had an average rate of 5.57%. We recognized expenses of $10.9 million in connection with these prepayments and recognized a $1.9 million loss on the termination of interest rate swap contracts.

     The lower deposit rates reflect the historically low interest rate environment during 2003 plus a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts. Low cost deposits are comprised of checking and savings accounts. In 2003, new checking (DDA/NOW) and savings account openings were approximately 145,000, compared to 99,000 in 2002, an increase of 46%. Balances in low cost deposits increased 35% for the year ended December 31, 2003, to $1.4 billion. Non-interest bearing demand deposits now constitute 21% of deposit funding, up from 16% last year. We believe that our growth in low cost deposits resulted primarily from our Florida’s Most Convenient Bank initiatives.

     Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates.

     Interest expense on FHLB advances declined resulting from maturities and repayments of advances at higher rates than the advances outstanding.

     Interest expense on long-term debt represents interest expense associated with mortgage-backed bonds acquired in connection with the Community acquisition and interest expense associated with $22 million of subordinated debentures issued in October 2002.

     Capitalized interest during 2003 represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture. Upon the implementation of Financial Interpretation No.46 (“FIN 46”), the Riverclub joint venture was consolidated effective January 1, 2003. During 2002, the Riverclub joint venture was accounted for on the equity method of accounting.

     In total, the Bank’s interest expense declined by $34.5 million primarily due to declining average rates and, secondarily, due to lower average balances on interest bearing liabilities.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period

     Net interest income increased by $10.4 million, or 7%, from 2001. The improvement reflects earning asset growth associated with the Community acquisition and the origination and purchase of real estate loans partially offset by a decline in the net interest margin. The net interest margin was negatively impacted by a substantial increase in non-earning assets primarily due to an increase in goodwill and branch-related assets as a result of the Community acquisition. The unfavorable impact on net interest income of the increase in non-earning assets was partially offset by a slight improvement in our net interest spread as interest-bearing liabilities re-priced downward more rapidly than interest-earning assets.

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

     The decline in securities available for sale average balances primarily resulted from accelerated repayments and the sale of mortgage-backed securities. The increase in investment securities average balances reflects increased tax certificate acquisitions during the period.

     The increase in interest-bearing deposits was primarily attributed to the Community acquisition. The substantial growth in non-interest bearing demand deposits primarily resulted from our Florida’s Most Convenient Bank initiatives.

     Average short-term borrowings were substantially lower during 2002. The decline was linked to an increase in deposits, FHLB advances, and subordinated debenture average balances. During October 2002, BankAtlantic issued $22 million of subordinated debentures. The proceeds of the debentures were used for general corporate purposes.

     The net interest spread improved by 7 basis points from 2001, because the rates on our interest-bearing liabilities declined faster than the yields on our earning assets. The significant decline in the yields on our interest-earning assets and the rate associated with our interest bearing liabilities was a direct result of the historically low interest rate environment during 2002. Contributing to the decline in our deposit rates was a change in our deposit mix from time deposits to low cost savings, NOW, money funds and checking accounts. Contributing to the decline in average yields on interest-bearing assets was the refinancing of residential loans and mortgage-backed securities and the subsequent purchases of replacement assets at lower yields than the existing portfolio. Additionally, the rapid decline in interest rates caused a downward adjustment of yields on our floating rate loans and securities.

     As a consequence of the growth in average earning assets and interest-bearing liabilities, interest income increased by $26.8 million and interest expense increased by $10.4 million. The lower rates paid on average interest-bearing liabilities decreased interest expense by $48.5 million while the lower yields on interest-earning assets decreased interest income by $54.4 million.

BankAtlantic’s Allowance for Loan Losses

     Changes in the allowance for loan losses were as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

Balance, beginning of period	$48,022	$44,585	$47,000	$44,450	$37,950
Charge-offs:
Syndication loans	—	(8,013)	(7,235)	(3,659)	—
Commercial business loans	(2,394)	—	—	(24)	(87)
Commercial real estate loans	—	(6,998)	—	—	(211)
Small business	(2,708)	(3,655)	(4,487)	(14,114)	(12,531)
Lease financing	(3,700)	(7,069)	(10,340)	(3,930)	(1,217)
Consumer loans - direct	(1,563)	(1,006)	(2,629)	(2,233)	(2,443)
Consumer loan - indirect	(677)	(1,095)	(2,981)	(7,546)	(11,052)
Residential real estate loans	(681)	(827)	(244)	(715)	(150)

Total charge-offs	(11,723)	(28,663)	(27,916)	(32,221)	(27,691)

Recoveries:
Syndication loans	3,133	1,274	—	—	—
Commercial business loans	95	76	331	94	185
Commercial real estate loans	3	20	10	8	205
Small business	2,637	2,268	2,623	1,240	188
Lease financing	2,224	3,014	2,388	335	285
Consumer loans - direct	622	477	769	645	739
Consumer loans - indirect	1,137	1,419	2,252	3,211	1,931
Residential real estate loans	726	331	223	106	—

Total recoveries	10,577	8,879	8,596	5,639	3,533

Net charge-offs	(1,146)	(19,784)	(19,320)	(26,582)	(24,158)
Provision for loan losses	(547)	14,077	16,905	29,132	30,658
Allowance for loan losses acquired	(734)	9,144	—	—	—

Balance, end of period	$45,595	$48,022	$44,585	$47,000	$44,450

     The outstanding loan balances related to our discontinued lines of business and the amount of allowance for loan losses (“ALL”) assigned to each line of business was as follows (in thousands):

	As of December 31,

	2003		2002		2001

		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL

Lease finance	$14,442	$3,425	$31,279	$7,396	$54,969	$8,639
Syndication loans	9,114	185	14,499	294	40,774	8,602
Small business (1)	9,569	873	17,297	2,143	32,123	4,105
Consumer - indirect	2,402	70	8,105	457	25,400	1,247

	$35,527	$4,553	$71,180	$10,290	$153,266	$22,593

(1) Small business loans originated before January 1, 2000.

     During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued lines of business”). The loans associated with the discontinued lines of business gave rise to a significant portion of our net charge-offs in prior periods. As the portfolios of these discontinued lines of business declined, our provision for loan losses and the related allowance for loan losses also declined.

     The provision for loan losses declined in each of the years in the three year period ended December 31, 2003. During 1999 and 2000, we significantly increased our allowance for loan losses and provision for loan losses to reflect losses experienced in our indirect consumer and small business lending activities. During 2001, we significantly increased our allowance and provision associated with losses experienced in our lease financing and syndication lending activities. During 2002 and 2003, our allowance and provision were reduced due to a change in our underwriting and credit management polices that began in 2000. We discontinued the origination of loans with high historical loss experiences and focused our loan production on collateral based loans that have historically had lower loss experiences than our discontinued lines of business. Additionally, during 2003, our loan provision was favorably impacted by significant recoveries from our discontinued lines of business. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods.

     The Bank experienced a significant improvement in net charge-offs during 2003 compared to the net charge-offs experienced during 2002 and 2001. This improvement resulted from lower discontinued lines of business net charge-offs during 2003 compared to prior periods. Additionally, included in commercial real estate charge-offs during 2002 was a $3.5 million partial charge-off of a commercial real estate construction loan and a $3.4 million partial charge-off of a commercial loan in the hospitality industry. The commercial real estate construction loan was transferred to real estate owned during 2002 and was sold in 2003. The commercial loan collateralized by real estate in the hospitality industry was sold at book value to an unrelated third party. During 2003 there were no commercial real estate loan charge-offs; however, the Bank recognized a $2.4 million partial charge-off of a commercial business loan.

     “Allowance for loan losses acquired” and “adjustments to the allowance for loan losses acquired” represent the loan loss allowance acquired in connection with the Community acquisition.

     The table below presents the allocation of the allowance for loan losses by various loan classifications (“ALL by category”), the percent of allowance to each loan category (“ALL to gross loans in each category”) and sets forth the percentage of loans in each category to gross loans excluding banker’s acceptances (“Loans by category to gross loans”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance indicates future charge-off amounts or trends (dollars in thousands):

	December 31, 2003			December 31, 2002			December 31, 2001

		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial business	$1,715	1.87%	2.08%	$1,437	1.75%	2.09%	$1,563	2.02%	2.38%
Syndications	185	2.03	0.21	294	2.03	0.37	8,602	21.10	1.25
Commercial real estate	24,005	0.99	54.97	21,124	1.07	50.16	13,682	0.83	50.54
Small business	3,173	1.87	3.83	5,006	3.11	4.09	5,178	5.06	3.14
Lease financing	3,425	23.72	0.33	7,396	23.65	0.79	8,639	15.72	1.69
Residential real estate	2,111	0.16	30.48	2,512	0.18	35.01	1,304	0.12	34.31
Consumer - direct	3,900	1.10	8.05	3,239	1.13	7.28	2,064	1.07	5.91
Consumer - indirect	70	2.91	0.05	457	5.64	0.21	1,247	4.91	0.78

Total assigned	38,584			41,465			42,279
Unassigned	7,011	N/A	N/A	6,557	N/A	N/A	2,306	N/A	N/A

	$45,595	1.03%	100.00%	$48,022	1.22%	100.00%	$44,585	1.37%	100.00%

	December 31, 2000			December 31, 1999

		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$1,502	1.00%	4.64%	$2,004	1.85%	3.60%
Syndications	8,480	10.60	2.46	2,651	2.01	4.41
Commercial real estate	10,072	0.77	40.25	8,118	0.86	31.44
Small business	10,750	11.01	3.01	13,278	11.48	3.84
Lease financing	2,879	3.79	2.34	2,131	4.91	1.45
Residential real estate	1,540	0.12	40.52	1,912	0.14	47.00
Consumer - direct	2,989	1.89	4.86	2,294	1.89	4.05
Consumer - indirect	5,388	8.62	1.92	7,758	6.18	4.21

Total assigned	43,600			40,146
Unassigned	3,400	N/A	N/A	4,304	N/A	N/A

	$47,000	1.45%	100.00%	$44,450	1.48%	100.00%

     The assigned portion of the allowance for loan losses primarily related to commercial real estate at December 31, 2003 and 2002 and from discontinued lines of business in prior periods. The allowance for commercial real estate loans increased from $8.1 million at December 31, 1999 to $24.0 million at December 31, 2003. This increase primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to the hospitality industry. This industry component of our loan portfolio was significantly affected by the tourism decline in Florida during 2002 and 2003.

     At December 31, 2003, our commercial real estate portfolio included large lending relationships, including 22 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $555 million. The remaining change in our assigned portion of our allowance for loan losses during the five year period ended December 31, 2003 resulted from the increase and subsequent decreases in our discontinued lines of business reserves. The decline in our discontinued line of business reserves primarily reflects lower portfolio balances.

     The key factor in the calculation of the assigned portion of the allowance for loan losses is our historical loss experience obtained through statistical analysis of charge-off trends and reserves assigned to loans individually evaluated for impairment.

     The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. In periods prior to December 31, 2002, we established an unassigned allowance based on our view of near term economic conditions and their potential effect upon loan losses within select segments of the loan portfolio. Since December 31, 2002, management has included the entire loan portfolio in its analysis due to uncertainty surrounding economic conditions and a higher concentration of lending in new geographical areas in Florida. The uncertain economic conditions relate to the tourism industry and the luxury residential housing market and the potential effect of both industries on our entire loan portfolio. The tourism industry is the largest industry in Florida. Additionally, we expanded the geographical area in which we originate commercial real estate loans by hiring experienced lending personnel in these markets and originating loans in central and northern Florida. The loans originated outside our primary markets may have substantially different loss experiences than our loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $446 million at December 31, 2003.

     Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,

	2003	2002	2001	2000	1999

NONPERFORMING ASSETS
NON-ACCRUAL
Tax certificates	$894	$1,419	$1,727	$2,491	$2,258
Residential	8,489	12,773	9,203	11,229	15,214
Syndication	—	—	10,700	—	—
Commercial real estate and business	52	1,474	13,066	1,705	6,097
Small business	155	239	905	2,532	4,427
Lease financing	25	3,900	2,585	1,515	1,201
Consumer	794	532	796	1,944	5,705

	10,409	20,337	38,982	21,416	34,902
REPOSSESSED (1)
Residential real estate owned	1,474	1,304	2,033	2,562	1,929
Commercial real estate owned	948	8,303	1,871	1,937	2,022
Consumer	—	4	17	95	867
Lease financing	—	—	—	1,647	386

	2,422	9,611	3,921	6,241	5,204

TOTAL NON-PERFORMING ASSETS	12,831	29,948	42,903	27,657	40,106
Specific valuation allowances	—	(1,386)	(9,936)	(819)	(350)

TOTAL NON-PERFORMING ASSETS, NET	$12,831	$28,562	$32,967	$26,838	$39,756

Total nonperforming assets as a percentage of:
Total assets	0.27	0.55	0.92	0.60	0.96

Loans, tax certificates and net real estate owned	0.33	0.83	1.45	0.91	1.42

TOTAL ASSETS	$4,831,549	$5,421,011	$4,654,486	$4,617,300	$4,159,901

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$3,927,946	$3,626,210	$2,968,341	$3,029,592	$2,831,189

Allowance for loan losses	$45,595	$48,022	$44,585	$47,000	$44,450

Total tax certificates	$193,776	$195,947	$145,598	$124,289	$93,080

Allowance for tax certificate losses	$2,870	$1,873	$1,521	$1,937	$1,504

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Commercial real estate and business (2)	$135	$100	$—	$7,086	$410

	135	100	—	7,086	410
PERFORMING IMPAIRED LOANS, NET OF SPECIFIC ALLOWANCES
Performing impaired loans	180	—	—	15,001	—
RESTRUCTURED LOANS
Commercial real estate and business	1,387	1,882	743	—	—
DELINQUENT RESIDENTIAL LOANS PURCHASED	1,288	1,464	1,705	5,389	10,447

TOTAL POTENTIAL PROBLEM LOANS	$2,990	$3,446	$2,448	$27,476	$10,857

(1)	Amounts are net of specific allowances for real estate owned.

(2)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

     Non-performing assets, net of reserves, decreased by $15.7 million to $12.8 million at December 31, 2003 compared to $28.6 million at December 31, 2002. Non-accrual assets decreased by $9.95 million and repossessed assets decreased by $7.2 million. The decrease in repossessed assets primarily resulted from the sale of a $6.5 million commercial construction property which was included in repossessed assets in 2002 at a value of $7.3 million. This property was written down by

$0.8 million during 2003. The decrease in non-accrual assets resulted from lower non-performing leases in the lease financing portfolio as a result of a settlement of a significant non-performing lease in the aviation industry and lower non-performing residential loans.

     Potential problem assets were $3.0 million at December 31, 2003 compared to $3.4 million at December 31, 2002.

BankAtlantic’s Non- Interest Income

     The following table summarizes the changes in non-interest income (in thousands):

	For the Years Ended
	Ended December 31,			Change	Change
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Other service charges and fees	$19,318	$14,087	$14,731	$5,231	$(644)
Service charges on deposits	40,569	26,479	16,372	14,090	10,107
Income from real estate operations	5,642	1,293	—	4,349	1,293
Gains on sales of loans, net	122	1,840	60	(1,718)	1,780
Securities activities, net	(1,957)	4,741	468	(6,698)	4,273
Other	6,992	4,877	5,826	2,115	(949)

Non-interest income	$70,686	$53,317	$37,457	$17,369	$15,860

     Other service charges and fees increased 37% during 2003 compared to 2002. The additional fee income reflects the opening of 244,000 new deposit accounts since January 2002 that are directly associated with our Florida’s Most Convenient Bank campaign and higher loan fees. New ATM and check cards are linked to the new checking and savings accounts and result in increases in interchange fees, annual fees and foreign transaction fees. Also in 2003, check card income was favorably impacted by card conversion fees received from MasterCard in consideration for converting our customer check cards from Visa.

     The increased loan fee income in 2003 primarily resulted from higher prepayment penalties associated with commercial loans. During 2003, we experienced a significant increase in prepayment penalties assessed on borrowers refinancing commercial loans in response to historically low interest rates

     In 2002, compared to 2001, the decline in other service charges and fees resulted from an 18% decrease in ATM fee income and a decline in late fee income. The decline in ATM fee income resulted from the removal of our ATM machines from retail outlets, gas stations and convenience stores. The decline in late fee income was attributed to lower collections of late fees assessed in our consumer and leasing portfolios in proportion to declines in outstanding balances resulting from discontinued product lines. The above declines in fee income were partially offset by higher fees earned on check cards which were linked to the significant increase in transaction accounts since commencing the Florida’s Most Convenient Bank initiative.

     Revenues from service charges on deposits increased by 53% in 2003 and by 62% in 2002. The increase in service charge revenues primarily resulted from a higher volume of overdrafts, which increased 74% in 2003 and 116% in 2002. This substantial increase in overdraft fee income primarily resulted from an increase in the number of checking accounts attributed to our high performance checking products and Florida’s Most Convenient Bank initiatives. The above increase in service charge income was partially offset by a 3% decline in monthly checking account fee income in 2003 as we discontinued the promotion of fee-based checking products. In 2002, monthly checking account fee income declined 17%.

     Income from real estate operations in 2003 represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the Bank’s purchase of Community in March 2002. This development of single family homes, condominium units and duplexes is located on 117 acres of land in Florida. During the year, the Riverclub joint venture closed on the sale of twenty-six units. Prior to 2003, this joint venture was accounted for as an unconsolidated subsidiary, and the income from real estate operations represented the Bank’s equity in the undistributed earnings of Riverclub. During 2002, there were 11 closings on the sale of units.

     During 2002, the Bank had a gain on the sale of a commercial loan of $2.1 million. The gain was partially offset by losses on the sale of CRA loans. In 2003, the Bank had a small gain on the sale of residential loans.

     Losses on securities in 2003 are primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million as part of a strategy to prepay FHLB advances with a view to improving our net interest margin in future periods. In 2002, gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains. The securities were sold to reposition the portfolio in response to the significant decline in interest rates.

     Other income during 2003 was favorably impacted by the expansion of our branch brokerage business unit which earned $1.4 million in commissions versus $342,000 in commissions in 2002. Other income was also favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts.

     The decline in other income during 2002, compared to 2001, was primarily due to a $1.6 million gain realized on the sale of in-store branches during 2001, compared to a $384,000 gain during 2002. The exiting of in-store branches was part of a bank-wide program to review all lines of business with a view towards improving overall earnings. We also sold or disposed of branch facilities and equipment for a $328,000 loss during 2002 compared to a $386,000 gain during 2001. Additionally, we recognized a $264,000 loss from the sale of residential loan servicing acquired in connection with the Community acquisition.

BankAtlantic’s Non- Interest Expense

     The following table summarizes the changes in non-interest expense (in thousands):

	For the Years Ended
	Ended December 31,			Change	Change
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Employee compensation and benefits	$79,492	$65,130	$49,231	$14,362	$15,899
Occupancy and equipment	27,329	29,852	25,852	(2,523)	4,000
Advertising and promotion	9,434	7,470	3,771	1,964	3,699
Restructuring charges and impairment write-downs	257	1,007	331	(750)	676
Amortization of intangible assets	1,772	1,360	—	412	1,360
Acquisition related charges	—	864	—	(864)	864
Professional fees	4,390	2,723	4,916	1,667	(2,193)
Cost associated with debt redemption	10,895	—	—	10,895	—
Other	28,046	26,002	19,252	2,044	6,750

Non-interest expense	$161,615	$134,408	$103,353	$27,207	$31,055

     Compensation and benefit expenses increased 22% in 2003. In addition to standard annual employee salary increases, the growth in this expense category primarily resulted from:

•	An increase in the number of employees resulting from Florida’s Most Convenient Bank initiatives. The number of full time equivalent Bank employees increased to 1,403 at year-end 2003 versus 1,244 at year-end 2002 and 873 at year-end 2001. In 2002, 172 employees were added as a result of the Community acquisition. The remainder of personnel growth during the past two years primarily related to the additional personnel required to implement the Bank’s commitment to provide high service levels to the increased number of Bank customers resulting from the Florida’s Most Convenient Bank campaign.

•	The higher cost of employee benefits. In addition to the increase in the number of employees in 2003, the cost of our regular benefit programs also increased. In addition, we experienced higher health insurance costs and higher pension expenses associated with our defined benefit plan.

•	The implementation of an employee profit sharing plan in 2003. Approximately $3.6 million in bonuses were paid in 2003 to employees of the Bank for exceeding targeted performance goals.

     In 2003, occupancy and equipment expenses decreased 8%. This decline primarily resulted from lower data processing costs and depreciation expense. Lower data processing expenses resulted from the renewal of a vendor contract at significantly lower rates than experienced during the prior period. The decrease in depreciation expense reflects $1.9 million of accelerated depreciation expense during 2002, most of which was associated with a reduction in the estimated life of our on-line banking platform as we upgraded the technology.

     The increase in occupancy and equipment expenses during 2002 compared to 2001 reflects the accelerated depreciation expense. The remaining increase reflects upgrades in the data processing infrastructure and increases in occupancy costs due to building maintenance, repairs, real estate taxes and security guard service associated with an expanded branch network resulting from the Community acquisition and longer branch business hours due to the Florida’s Most Convenient Bank campaign.

     Advertising expenses during 2003 and 2002 reflect marketing initiatives to promote our new “high performance” account products and our Florida’s Most Convenient Bank initiatives. These promotions included an expanded direct mail campaign, a check card rewards program and periodic customer gifts and events associated with seven-day banking.

     The 2003 impairment write down resulted from the Bank relocating a branch, transferring the real estate associated with the closed branch to real estate held for sale and recognizing a $257,000 impairment loss. Restructuring charges and impairment write-downs during 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, an $801,000 restructuring charge and a $206,000 impairment write-down were realized. These relationships were primarily with convenience stores and gas stations which did not meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines are primarily located in our branch network, cruise ships, Native American reservation gaming facilities and other retail outlets.

     Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of eight years.

     Acquisition related charges and impairments during 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its branches that competed directly with two of the former Community offices.

     The higher expenses for professional fees in 2003 compared to 2002 were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our Florida’s Most Convenient Bank initiative which has been settled without payments to either party. (See Item 3 Legal Proceedings for a description of this lawsuit.)

     Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $325 million of FHLB advances. We prepaid these high rate advances with the expectation that it will improve our net interest margin in future periods.

     The increase in other expenses in 2003 primarily resulted from higher ATM interchange expenses, check loss charges, and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume associated with Florida’s Most Convenient Bank initiative. Expenses of the Riverclub joint venture as well as costs related to converting check cards from Visa to MasterCard are also reflected in 2003 results and contributed to higher other expenses.

     The increase in other expenses during 2002, compared to 2001, related to several factors. During 2002, we wrote down REO properties by $1.5 million compared to $120,000 during 2001. The majority of the 2002 REO write down related to a residential construction loan that was transferred to real estate owned. Additionally, REO expenses increased by $700,000 during 2002 due to the operating costs associated with this REO property. Also, during 2002, we recognized only $120,000 of gains on the sales of REO property compared to net gains of $1.2 million during 2001. The remaining increase in other expenses resulted from increased check losses and higher operating expenses in connection with the increased size of BankAtlantic.

Ryan Beck Results of Operations

Summary

     The integration of the assets that were acquired from Gruntal has enabled Ryan Beck to significantly increase its distribution capabilities and revenues during the latter half of 2003. Most of this improvement should arise as a result of continued improvement in the economy, further advancement in the equity markets, and renewed interest in both equity and fixed income products.

     The increase to approximately 500 financial consultants enables the investment banking and trading lines of business to distribute their product to an increased client base of over 110,000 active clients. There is no assurance that Ryan Beck will be successful in managing the expanded operations resulting from Ryan Beck’s growth.

     The following table is a condensed income statement summarizing Ryan Beck’s results of operations (in thousands):

	For the Years
	Ended December 31,			Change	Change
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Net interest income:
Interest on trading securities	$10,437	$7,512	$1,978	$2,925	$5,534
Interest expense	(1,283)	(1,444)	(517)	161	(927)

Net interest income	9,154	6,068	1,461	3,086	4,607

Non-interest income:
Principal transactions	95,519	49,106	18,930	46,413	30,176
Investment banking	27,728	19,119	12,014	8,609	7,105
Commissions	85,176	62,924	12,761	22,252	50,163
Other	2,516	2,696	978	(180)	1,718

Non-interest income	210,939	133,845	44,683	77,094	89,162

Non-interest expense:
Employee compensation and benefits	147,358	100,909	33,440	46,449	67,469
Occupancy and equipment	12,707	9,344	3,287	3,363	6,057
Advertising and promotion	3,291	2,977	1,515	314	1,462
Professional Fees	10,467	3,994	1,627	6,473	2,367
Communications	13,783	10,152	3,291	3,631	6,861
Floor broker and clearing fees	9,227	8,192	2,796	1,035	5,396
Amortization of goodwill	—	—	440	—	(440)
Acquisition related charges and impairments	—	4,061	—	(4,061)	4,061
Other	6,691	4,865	1,774	1,826	3,091

Non-interest expense	203,524	144,494	48,170	59,030	96,324

Income (loss) before income taxes	16,569	(4,581)	(2,026)	21,150	(2,555)
Income taxes	6,924	(2,133)	(709)	9,057	(1,424)

Income from continuing operations	$9,645	$(2,448)	$(1,317)	$12,093	$(1,131)

For the Year Ended December 31, 2003 Compared to the Same 2002 Period:

     The improvement in income from continuing operations was primarily the result of the full year impact of increased revenue from Ryan Beck’s additional financial consultants, as well as the improvement in investment banking revenue.

     Investment banking revenue increased 45% from 2002. The improvement was largely attributable to the increased distribution capabilities discussed above along with an increase in merger and acquisition and advisory business in 2003.

     Net interest income increased 51% from 2002. The improvement in net interest income primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $259 million of customer margin debit balances and fees earned in connection with approximately $1.3 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from the Company, which was repaid in full on September 3, 2003, as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading activity.

     Principal transactions revenue increased 95% from 2002. The improvement in principal transaction revenue was primarily the result of additional financial consultants and trading personnel hired in connection with the Gruntal transaction on April 26, 2002. This increase was aided by the improved operating environment of the U.S. securities industry in the second half of fiscal 2003.

     Commission revenue increased 35% in 2003. The improvement is largely due to the additional financial consultants, as well as the improvement in equity and fixed income markets.

     The increase in employee compensation and benefits of 46% from 2002 is primarily due to the additional personnel. Also, the increase in Ryan Beck’s revenue correlates to an increase in compensation in the form of commission expense and discretionary bonuses.

     Occupancy and rent expenses have increased 36% from 2002. This increase is primarily due to the additional offices operated as a result of the Gruntal transaction.

     Professional fees increased by 162% in 2003. The increase is primarily due to additional legal expense associated with the ongoing successor liability issues relating to the Gruntal transaction, as well as an NASD ruling against Ryan Beck in the amount of $2.7 million which resulted in a $1.7 million increase in professional fees. Additionally, broker registration fees were higher associated with the additional financial consultants added as a result of the Gruntal transaction.

     Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

     The increase in communications, floor broker and clearing fees and other expenses from 2002 related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

For the Year Ended December 31, 2002 Compared to the Same 2001 Period:

     The increased losses primarily resulted from the Gruntal transaction. Included in the 2002 loss was $4.1 million of acquisition-related charges and impairments associated with the Gruntal transaction. This transaction resulted in significant differences between 2002 and 2001 revenue and expense line items. In addition, this transaction resulted in the addition of 32 branch offices, 125,000 customer accounts and $14.4 billion in customer assets.

     Net interest income increased 315% from 2001. The improvement resulted from Ryan Beck’s participation in interest income associated with approximately $255 million of customer margin debit balances and fees earned in connection with approximately $1.5 billion in customer money market account balances. This improvement in net interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from the Company, as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading activity.

     Principal transactions revenue increased 159% from 2001. The improvement in principal transaction revenue was primarily the result of additional financial consultants and trading personnel. This increase was offset by losses on the sales of mutual funds as well as mark to market losses on those funds, which were associated with a deferred compensation plan acquired in connection with the Gruntal transaction.

     Investment banking revenue increased 59% from 2001. The improvement was largely attributable to the increased distribution capabilities discussed above which allows for an increased participation in underwritings and initial public offerings.

     Commission revenue increased 393% from 2001. The improvement is largely due to the additional financial consultants.

     The increase in employee compensation and benefits of 202% from 2001 is primarily due to the additional personnel.

     Occupancy and rent expenses have increased 184% from 2001. This increase is primarily due to the additional offices.

     Advertising and promotion expenses have increased 97% from 2001. This increase relates to marketing to a larger geographic region as a result of additional offices discussed above.

     Acquisition-related charges during 2002 included branch closures, professional fees, and regulatory costs incurred in connection with the Gruntal transaction.

     Professional fees increased from 2001, primarily as a result of the ongoing successor liability issues associated with the Gruntal transaction.

     The increase in communications, floor broker and clearing fees and other expenses from 2001 related primarily to increased commission revenue and principal transactions revenue associated with the additional financial consultants.

Parent Company Results of Operations

     The following table is a condensed income statement summarizing the parent company’s results of operations (in thousands):

	For the Years
	Ended December 31,			Change	Change
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Net interest income:
Interest and fees on loans	$1,488	$1,416	$21	$72	$1,395
Interest on short term investments	234	329	208	(95)	121
Interest expense on junior subordinated debentures	(16,344)	(17,439)	(18,297)	1,095	858

Net interest income	(14,622)	(15,694)	(18,068)	1,072	2,374

Non-interest income:
Income from unconsolidated subsidiaries	425	—	—	425	—
Gains on securities activities	404	3,837	6,656	(3,433)	(2,819)
Impairment of securities	—	(18,801)	(3,527)	18,801	(15,274)
Other	(635)	(359)	—	(276)	(359)

Non-interest income	194	(15,323)	3,129	15,517	(18,452)

Non-interest expense:
Employee compensation and benefits	90	940	2,049	(850)	(1,109)
Professional fees	1,500	810	186	690	624
Cost associated with debt redemption	1,648	3,125	389	(1,477)	2,736
Impairment of goodwill	—	—	6,624	—	(6,624)
Amortization of goodwill	—	—	3,633	—	(3,633)
Other	600	280	585	320	(305)

Non-interest expense	3,838	5,155	13,466	(1,317)	(8,311)

Loss before income taxes	(18,266)	(36,172)	(28,405)	17,906	(7,767)
Income tax benefit	5,089	12,661	7,623	(7,572)	5,038

Loss from continuing operations	$(13,177)	$(23,511)	$(20,782)	$10,334	$(2,729)

     Interest and fees on loans for each of the years in the two year period ended December 31, 2003 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was originated in April 2002. The $5 million Ryan Beck loan was fully repaid in September 2003.

     The decrease in interest expense during 2003, compared to 2002, resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and 2003, we redeemed higher rate trust preferred securities and subordinated debentures with the proceeds associated with the issuance of lower rate trust preferred securities. During the years ended December 31, 2003 and 2002, we issued $77.3 million and $186.0 million, respectively, of junior subordinated debentures, all of which were issued in connection with the issuance of trust preferred securities. The average rate of these debentures was 5.94%. A portion of the proceeds from the issuance of those debentures were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures.

     The decrease in interest expense on debentures and notes payable for 2002 compared to 2001 resulted from a substantial decrease in average rates. In part because of the lower interest rate environment in 2002, we issued $186 million of junior subordinated debentures and used the proceeds to redeem higher cost trust preferred securities and subordinated debentures. As a result of the above debt restructuring and the significant decline in interest rates, our average rate on borrowings declined from 8.55% during 2001 to 7.83% during 2002. The decline in interest expense was partially offset by an increase in average balances. Parent company average borrowings increased from $214.1 million during 2001 to $222.7 million during 2002.

     In 2003, income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities. In prior periods, the trusts were consolidated for financial reporting. This change in accounting methodology was required due to a change in the accounting rules.

     Gains on securities activities during 2003 represent a gain realized on a liquidating dividend from an equity security. Securities activities during 2002 and 2001 include the sale of equity securities.

     During 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the Company’s investment and individually invested in the technology company. Additionally, during 2002 and 2001, the Company recognized impairment charges of $3.8 million and $3.5 million, respectively, on publicly traded equity securities resulting from significant declines in value that were other than temporary. As a result of these losses, we revised our policy for holding company equity investments so that any future equity investments will generally be more liquid and subject to concentration restrictions. The Company did not recognize impairments on securities during 2003.

     Compensation expense during 2003 primarily related to the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998. During 2002 and 2001, we accrued $1.0 million and $2.0 million, respectively, of compensation expense related to the Ryan Beck retention pool. The participants’ accounts in the Ryan Beck retention pool vested on June 28, 2002, and no further expenses will be incurred in connection with this retention pool.

     The increase in professional fees during 2003 consisted of higher fees associated with litigation relating to the Company’s investments in the privately held technology company and legal, accounting and tax advice associated with the Levitt spin-off. For a more detailed discussion of the technology company litigation see “Related Party Transactions”.

     Loss on debt redemption during 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium. During 2002, we used the proceeds from the issuance of junior subordinated debentures to retire $21 million of 9% subordinated debentures and $74.8 million of 9.5% trust preferred securities. We recognized a $3.1 million loss associated with these redemptions. During 2001, we redeemed our subordinated investment notes and recognized a $389,000 loss.

     The impairment of goodwill in 2001 related to the Company’s 1998 acquisition of LTI. During the third quarter of 2001, we concluded that LTI would not meet our performance expectations. As a consequence, we closed the offices of LTI and ceased the origination of leases.

     Goodwill amortization during 2001 represented the amortization of goodwill associated with all acquisitions. Upon the implementation of FASB Statement Number 142 on January 1, 2002, we discontinued the amortization of goodwill. We evaluate goodwill for impairment in accordance with FASB Statement Number 142.

BankAtlantic Bancorp Financial Condition

     Our total assets at December 31, 2003 were $4.8 billion compared to $5.4 billion at December 31, 2002. The decrease in total assets primarily resulted from:

•	decreases in real estate held for development and sale due to the Levitt spin-off.

•	accelerated loan and mortgage-backed securities repayments due to the historically low interest rate environment.

•	a decline in securities owned associated with the sale by Ryan Beck of its subsidiary, GMS.

•	lower accrued interest receivable resulting from a substantial decline in interest rates and lower investment and securities available for sale balances.

•	decreases in investment in and advances to unconsolidated subsidiaries associated with the Levitt spin-off.

•	declines in cash and due from depository institutions resulting from lower cash letter and Federal Reserve balances.

•	declines in investment in FHLB stock related to repayments of FHLB advances.

     The above decreases in total assets were partially offset by:

•	the purchase of approximately $1.1 billion of hybrid adjustable rate residential loans.

•	the origination of and participation in commercial real estate loans.

•	the origination of home equity loans.

•	the increase in investments in and advances to unconsolidated subsidiaries of $7.9 million as a result of the deconsolidation of the trusts formed to issue trust preferred securities.

     The Company’s total liabilities at December 31, 2003 were $4.4 billion compared to $5.0 billion at December 31, 2002. The decreases in total liabilities primarily resulted from:

•	reduction in notes payable related to the Levitt spin-off.

•	the prepayment and maturity of over $500 million of FHLB advances.

•	redemption of the Company’s 5.625% Convertible Subordinated Debentures.

•	reduction in certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits.

•	decreases in other liabilities related to customer deposits at Levitt.

•	lower due to clearing agent balances associated with the sale of Ryan Beck’s subsidiary, GMS.

     The above decreases in total liabilities were partially offset by:

•	the issuance in the aggregate of $77.3 million of junior subordinated debentures.

•	higher transaction and savings account balances resulting from Florida’s Most Convenient Bank and totally free checking account initiatives.

•	higher short term borrowings to fund certificate account outflows, loan originations and loan purchases.

     Stockholders’ equity at December 31, 2003 was $413.5 million compared to $469.3 million at December 31, 2002. The decrease was primarily attributable to the payment of $7.5 million of dividends and a $126 million reduction of stockholders’ equity associated with the Levitt spin-off transaction. This decrease in the Company’s stockholders’ equity was partially offset by the earnings of the Company and the issuance of common stock upon the exercise of stock options. As a result of the Levitt spin-off the Company’s debt to equity ratio increased at December 31, 2003 from 226% to 295% and its equity to assets decreased from 10.44% to 8.56%.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of subsidiary loans and liquidation of equity securities it holds. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities and for administrative expenses. The Company’s annual debt service associated with its junior subordinated debentures and financial institution borrowings is approximately $15.6 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.8 million. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. During 2003, the Company received $20.0 million of dividends from BankAtlantic.

     In connection with the Levitt spin-off, the $30.0 million demand note owed to us by Levitt was converted to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, we also transferred our 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt’s stock (which additional shares were included in the spin-off). This $5.5 million note is due in one year, with principal and interest payable monthly and interest payable at the prime rate. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to us payable in the form of a note due in five years bearing interest on the same basis as the $30.0 million note described above.

     Management believes that the Levitt spin-off transaction will not have a significant effect on the Company’s liquidity due to the fact that; in prior periods, Levitt did not declare any cash dividends, the Company invested in Levitt to expand its operations, and the Company will receive cash payments from Levitt in subsequent periods from interest and principal payments associated with the notes payable mentioned above.

     During 2003, the Company participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The junior subordinated debentures pay interest quarterly at a fixed rate ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The debentures are callable in five years and mature in 2033. The net proceeds to the Company from the issuance of junior subordinated debentures, after the Company’s investment in the related trust, placement fees and expenses were approximately $74 million.

     The Company used the net proceeds from the above trust preferred securities offerings to redeem $45.8 million of 5.625% Convertible Subordinated Debentures due 2007, repay $16 million of outstanding borrowings under a credit facility from an unrelated financial institution, repay $3.7 million of Ryan Beck retention pool notes payable and for general corporate purposes.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at December 31, 2003, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures in March 2005.

     To date, Ryan Beck has not paid dividends to the Company, although, subject to regulatory and capital requirements, it may do so in the future.

BankAtlantic

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

     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; and operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates, payments of maturing certificates of deposit, to pay operating expenses and to pay dividends to the Company. The FHLB has granted BankAtlantic a $1.4 billion line of credit subject to available collateral, with a maximum term of ten years. BankAtlantic borrowed $782.2 million of FHLB advances and the FHLB issued a $92 million letter of credit to secure public deposits under this line at December 31, 2003 The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit were approximately $525.8 million at December 31, 2003. BankAtlantic has established lines of credit for up to $245 million with other banks to purchase federal funds and has established a $10.0 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at December 31, 2003 were $428.1 million and $43.7 million, respectively, compared to $397.3 million and $300.6 million, respectively, at December 31, 2002. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $8.6 million and $39.1 million at December 31, 2003 and 2002, respectively. At December 31, 2003, total loan commitments represented approximately 11.6% of net loans receivable.

      At year-end 2003, BankAtlantic had approximately $144.9 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

     During 2002, BankAtlantic purchased a $14.3 million office facility to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2003, the Company had incurred approximately $3 million in renovation costs. The total estimated cost to renovate is approximately $24.5 million, and the facility is expected to be completed in October 2004. The estimated cost to renovate the building will be funded through cash flow from operations.

     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2003. The total amount of principal repayments on loans and securities contractually due after December 31, 2004 was $3.6 billion, of which $791.7 million have fixed interest rates and $2.8 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding
	on
	December	For the Period Ending December 31, (1)
	31,
	2003	2004	2005-2006	2007-2011	2012-2016	2017-2021	>2022

Commercial real estate	$2,568,355	$1,065,233	$998,191	$353,972	$80,105	$65,858	$4,996
Residential real estate	1,345,911	13,979	16,157	22,774	114,547	115,179	1,063,275
Consumer (2)	357,985	4,012	5,328	11,341	117,907	219,397	—
Commercial business (4)	187,354	105,278	35,443	41,885	4,748	—	—

Total loans (4)	$4,459,605	$1,188,502	$1,055,119	$429,972	$317,307	$400,434	$1,068,271

Total securities available for sale (3)	$358,485	$19,192	$352	$841	$1,659	$20,922	$315,519

(1)	Does not include deductions for the undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2)	Includes second mortgage loans.

(3)	Includes in 2003 marketable equity securities available for sale of $1.4 million.

(4)	Includes lease financing.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2003 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$163,590	$658,066	$821,656
Over one year, but less than five years	6,910	698,383	705,293
Over five years	3,354	7,118	10,472

	$173,854	$1,363,567	$1,537,421

Due After One Year:
Pre-determined interest rate	$10,264	$120,157	$130,421
Floating or adjustable interest rate	—	585,344	585,344

	$10,264	$705,501	$715,765

BankAtlantic’s geographic loan concentration at December 31, 2003 was:

Florida	65%
California	9%
Northeast	7%
Other	19%

Total	100%

     The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

     At December 31, 2003, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios

	Actual		Adequately	Well
			Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%
At December 31, 2002:
Total risk-based capital	$413,469	11.89%	8.00%	10.00%
Tier 1 risk-based capital	$347,927	10.01%	4.00%	6.00%
Tangible capital	$347,927	7.26%	1.50%	1.50%
Core capital	$347,927	7.26%	4.00%	5.00%

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulations of Federal Savings Banks”.

Ryan Beck

     Ryan Beck’s primary sources of funds during the year ended December 31, 2003 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers.

These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During 2003, the buyer made a $1.6 million repayment of principal of the promissory note which reduced the balance to $12.0 million.

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

     Also as part of the Gruntal transaction, Ryan Beck assumed responsibility for repayment of a $3.4 million note payable secured by leasehold improvements and equipment. At December 31, 2003, the total outstanding amount was $0.8 million and the note matures on May 1, 2004. At December 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and it is secured by certificates of deposit which Ryan Beck holds in inventory in its certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2003.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $26.2 million, which was $25.2 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

Consolidated Cash Flows

     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Net cash provided (used) by:
Operating activities	$100,282	$1,485	$82,082
Investing activities	147,818	279,746	(6,879)
Financing activities	(378,963)	(150,691)	(41,691)

Increase (decrease) in cash and cash equivalents	$(130,863)	$130,540	$33,512

     Cash flows from operating activities increased during 2003 compared to 2002 due primarily to increases in other liabilities and amounts due to clearing agent. The above increases in cash flows were partially offset by a substantial decrease in securities owned activities.

     Cash flows from operating activities decreased during 2002 compared to 2001 due to increases in real estate inventory and loans held for sale along with decreases in other liabilities and amounts due to clearing agent. These declines in operating cash flows were partially offset by a decline in securities owned as well as a significant increase in impairments and write-downs.

     Cash flows from investing activities decreased during 2003 compared to 2002 resulting primarily from greater purchases and originations of loans, net of repayments, and lower proceeds from the sale and maturity of securities. These decreases in cash flows from investing activities were partially offset by lower investments in unconsolidated subsidiaries and reduced purchases of investments.

     Cash flows provided by investing activities increased during 2002 compared to 2001 primarily due to increased proceeds from sales and maturities of securities available for sale and investment securities.

     Cash flows from financing activities declined during 2003 compared to 2002 primarily as a result of increases in FHLB maturities and repayments. The decreases were partially offset by a net increase in deposits and a net increase in securities sold under agreements to repurchase.

     Cash flows from financing activities declined during 2002 compared to 2001 primarily as a result of a decline in FHLB advances and short-term borrowings, the retirement of certain trust preferred securities and debentures and a decline in the increase in deposits. The above cash outflows were partially offset by the issuance of trust preferred securities and additional borrowings.

Off Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

     The tables below summarize the Company’s commercial commitments at December 31, 2003 (in thousands):

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	Years

Lines of credit	$468,991	$152,669	$9,954	$—	$306,368
Standby letters of credit	32,292	32,292	—	—	—
Other commercial commitments	428,084	428,084	—	—	—
Other commitments	8,611	—	8,611	—

Total commercial commitments	$937,978	$613,045	$18,565	$—	$306,368

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans to customers usually expire in less than one year and the home equity lines generally expire in 15 years.

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $26.1 million at December 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.6 million at December 31, 2003. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings.

     Other commercial commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

     The other commitments consist of a 5-year forward commitment to purchase the underlying collateral from a government agency pool in March 2005.

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

     At December 31, 2003, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

     The tables below summarize the Company’s contractual obligations at December 31, 2003 (in thousands).

	Payments Due by Period

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	Years

Time deposits	$802,462	$474,063	$292,497	$35,489	$413
Long-term debt	299,861	2,785	856	—	296,220
Advances from FHLB (1)	782,205	56,250	61,250	542,000	122,705
Capital lease obligations	—	—	—	—	—
Operating lease obligations	54,547	12,476	20,106	11,603	10,362
Pension obligation	11,536	—	2,595	1,918	7,023
Other obligations	7,229	7,229	—	—	—
Securities sold but not yet purchased	37,813	37,813	—	—	—

Total contractual cash obligations	$1,995,653	$590,616	$377,304	$591,010	$436,723

   (1)  Payments due by period are based on contractual maturities

     Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures and mortgage backed bonds. Operating lease obligations represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.

     Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices.

     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2003. The payments represent the estimated benefit payments through 2013, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2013. The actuarial present value of projected accumulated benefit obligation was $23.1 million at December 31, 2003.

     The other obligations are legally binding agreements with vendors for the purchase of services and materials associated with the construction of BankAtlantic’s corporate headquarters. The facility is expected to be completed in October 2004.

Related Party Transactions

     The Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, receives monthly management fees from Levitt, which was a subsidiary of the Company until it was spun off to the Company’s stockholders on December 31, 2003. BFC received management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction. Management fees paid to related parties by Levitt for the year ended December 31, 2003 consisted of $291,240 to the Abdo Companies and $213,000 to BFC.

     During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt Corporation a $540,000 management fee to operate and sell a residential construction property acquired through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003.

     The Company is an investor in a privately held technology company located in Boca Raton, Florida which owns 748,000 shares of the Company’s Class A Stock. The Company has a $15 million investment in 3,033,386 shares of the technology company’s common stock, which shares were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the Company’s investment and individually invested in the technology company. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company’s common stock purchased at an average price of $8.14 and Mr. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of the technology company’s common stock purchased at an average price of $7.69. Jarett Levan has an indirect ownership interest in an aggregate of 350 shares of such common stock, and director Bruno DiGiulian has an indirect ownership interest in 1,754 shares of such common stock. The Company and its affiliates collectively own approximately 7% of the technology company’s outstanding common stock. During 2001, Mr. Levan and Mr. Abdo resigned from the technology company’s Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. The Company and the other owners of the shares of the technology company who are parties to the lawsuit are sharing in the legal fees incurred in connection with the litigation in proportion to their respective interests. In early 2003 the technology company initiated a lawsuit against the Company seeking to have a restrictive legend on its Company Class A Stock removed.

     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian is of counsel. Fees aggregating $110,000 were paid by BankAtlantic and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2003. In addition, fees aggregating $845,000 were paid to Ruden, McClosky by Levitt in 2003 prior to the spin off of Levitt from the Company. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

     Alan B. Levan, Jarett Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, which developers, in connection with other ventures, have loans from BankAtlantic or are joint venture partners with Levitt.

     Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

     BFC paid BankAtlantic $67,000 during 2003 for office space used by BFC in BankAtlantic’s headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.

     The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2003, the Foundation made donations aggregating $364,530, including $25,000 to the Broward Community College Foundation (as the first installment of a 4-year commitment of $100,000 to the Will and Jo Holcombe Institute for Teaching and Learning), $15,000 to the Florida Grand Opera, $7,500 to the Leadership Broward Foundation, $7,500 to Nova Southeastern University (including $5,000 as the first installment of a 5-year, $25,000 commitment to the Wayne Huizenga School of Business and $2,500 to Nova Southeastern University Libraries); $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,000 to the Museum of Art of Ft. Lauderdale. In addition to the contributions made by the BankAtlantic Foundation, BankAtlantic made certain direct contributions. In 2003 BankAtlantic made donations of $11,500 to the Broward Community College Foundation, $10,963 to the Urban League of Broward County, $6,000 to ArtServe, $1,160 to United Way of Broward County and $900 to the Leadership Broward Foundation. Alan B. Levan sits on the Boards of the Broward Community College Foundation, the Florida Grand Opera and Nova Southeastern University, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe and the Board of Governors of the Museum of Art of Ft. Lauderdale, John E. Abdo is President of the Broward Performing Arts Foundation, Dr. Willis Holcombe sits on the Boards of the Broward Community College Foundation and the Urban League of Broward County. In addition, both D. Keith Cobb and Lloyd DeVaux sit on the Board of the United Way of Broward County.

     During fiscal 2003, Jarett Levan, a director and son of director, president and CEO Alan B. Levan, was employed by BankAtlantic as Chief Marketing Officer and was paid approximately $211,000 for his services. Alan B. Levan’s daughter, Shelley Levan Margolis, served as executive director of the BankAtlantic Foundation and received approximately $43,000 for the year.

     In connection with the Levitt spin-off, the Company entered into a transitional services agreement with Levitt whereby the Company will provide human resources, risk management and investor and public relations services and receive compensation for such services on a percentage of cost basis. Additionally, the Company entered into an employment matters agreement providing for the allocation of responsibility and liability between the Company and Levitt with respect to the welfare and benefit plans for Levitt employees after the spin-off.

     Also in connection with the spin-off of Levitt, the Company converted a currently outstanding $30.0 million demand note owned by Levitt to the Company to a five year term note with interest only payable monthly initially at the prime rate and thereafter at a prime rate plus increments of an additional .25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) This note is due in one year, with principal and interest payable monthly at the prime rate. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a five year note with the same payment terms as the $30.0 million note described above. BankAtlantic also has $18.1 million of construction loans to Levitt secured by land and improvements.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note 1, Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements, for a detailed discussion of our significant accounting policies.

Allowance for loan losses

     The allowance for loan losses consists of three components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. A loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. Valuation allowances are established on loans that are collateral-dependent based on management’s estimated fair value of the collateral less the cost to dispose of the collateral. Valuation allowances are established on unsecured loans based on the present value of expected future cash flows, discounted at the note’s effective rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial position and results of operations.

     The second component of the allowance requires us to group loans and leases that have similar credit risk characteristics so as to form a basis for predicting losses based on historical data and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing observable data such as historical loss experiences, trends in the industry, static pool analysis, delinquency trends and credit scores. These loss experiences assigned to loan groups are primarily based on historical data and current delinquency trends. As a consequence, there may be a lag in the adjustment to historical loss experiences when there is a significant change in observable data in subsequent periods. A subsequent change in observable data trends may result in material changes in this component of the allowance from period to period.

     The third component of the allowance is the unassigned portion of the allowance. This component addresses certain industry and geographic concentrations, the view of regulators, and changes in the composition of the loan portfolio. This component requires substantial management judgment in adjusting the allowance for the changes in the current economic climate compared to the economic environment that existed historically. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate substantially from period to period.

     Management believes that the allowance for loan losses reflects management’s best estimate of incurred credit losses as of the balance sheet date. As of December 31, 2003, our allowance for loan losses was $45.6 million. See “Provision for Loan Losses” for a discussion on the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

     On an on-going basis, we analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A measure of this change is our ratio of the allowance for loan losses to total loans. This ratio has declined from 1.62% at December 31, 2000 to 1.22% at December 31, 2003. If we were to increase or decrease our historical loss experience in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2003, we estimate that our pre-tax earnings would increase or decrease by approximately $9 million.

Valuation of securities and trading activities

     We record our securities available for sale, securities owned and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.

     The following table provides the sources of fair value for our securities available for sale, securities owned and derivative instruments at December 31, 2003 (in thousands):

	National
	Market price	Price	Valuation
	Quotes	Matrix	Model	Total

Securities available for sale
Mortgage-backed securities	$—	$338,751	$—	$338,751
Other securities		—	585	585
Equity securities	19,175	—	—	19,175

Total securities available for sale	19,175	338,751	585	358,511

Brokerage industry securities
Securities owned	124,565	—	—	124,565
Securities sold not yet purchased	(37,813)	—	—	(37,813)

Total Brokerage industry securities	86,752	—	—	86,752

Interest rate swap contracts	—	—	13	13

Total	$105,927	$338,751	$598	$445,276

     Equity securities available for sale trade daily on various stock exchanges and are primarily exchange-traded mutual funds. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

     We subscribe to a third-party service to obtain a price matrix fair value of our debt securities available for sale. The pricing matrix computes a fair value of debt securities based on inputting the securities’ coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income.

     Securities and future contracts to purchase residential loans that are not listed on an exchange and that we cannot obtain broker quotes are valued based on a valuation model. Management estimates the valuation of these securities and contracts based on market information available, principally reviewing the issuer’s financial statements and obtaining recent trades of similar securities. This evaluation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality and projected cash flows were changed.

     At December 31, 2003, the fair value and unrealized gain associated with our securities available for sale was $358.5 million and $9.3 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of our securities available for sale portfolio would increase by $.8 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our securities would decline by $9.1 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve. We are likely to obtain significantly different results if these assumptions were changed. At December 31, 2002 and 2001, our securities available for sale had a fair value of $707.9 million and $843.9 million, respectively, and unrealized gains were $22.3 million and $25.0 million, respectively.

     Securities owned and securities sold but not yet purchased are accounted for at fair value with changes in fair value included in earnings. The fair value of these securities is determined by obtaining security values from various sources, including dealer price quotations and price quotations for similar instruments traded and management estimates. The majority of our securities owned are listed on national markets or market quotes can be obtained from brokers. The fair values of securities owned and securities sold but not yet purchased are highly volatile and are largely driven by general market conditions and changes in the market environment. The most significant factors affecting the valuation of securities owned and securities sold but not yet purchased is the lack of liquidity and credit quality of the issuer. Lack of liquidity results when trading in a position or a market sector has slowed significantly or ceased and quotes may not be available.

Goodwill and Other Intangible Assets

     We test goodwill and other intangible assets for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2003 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2003, total goodwill and other intangible assets were $88.7 million. The fair value of our reportable segments assigned goodwill exceeds the carrying value by $261 million, $69 million, $36 million and $8.4 million for commercial banking, bank investments, community banking, and Ryan Beck, respectively.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2003, total property and equipment was $93.6 million.

     Near the end of 2004, we expect to relocate our new corporate headquarters. It is the intention of management to sell the land and building that comprise its current headquarters, and the facility is considered “held and used” with a book value of $3.9 million at December 31, 2003. Based upon property values indicated from this property’s latest tax assessments, management believes the carrying value of the facility to be recoverable.

Accounting for Business Combinations

     The Company accounts for its business combinations, such as the Community acquisition and the Gruntal transaction, based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair values estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

     In connection with the acquisition of Community, we recorded net fair value adjustments excluding goodwill and other intangible assets of $21.9 million. This amount will affect future earnings through the disposition and amortization of the underlying assets and liabilities.

Contingent Liabilities

     Contingent liabilities consist of Ryan Beck arbitration proceedings, litigation and tax reserves and other claims arising from the conduct of our business activities. We have established reserves for legal and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2003, total reserves for contingent liabilities included in other liabilities were $4.2 million.

Dividends

     The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision – Limitation on Capital Distributions.”

     Subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions, we will seek to declare regular quarterly cash dividends on our common stock.

Impact of Inflation

     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consolidated Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Consolidated Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities change in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2003 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Subordinated debentures,

•	Notes and bonds payable,

•	Interest rate swaps,

•	Forward contracts,

•	Junior subordinated debentures, and

•	Off-balance sheet loan commitments.

     The model calculates the net potential gains and losses in net portfolio fair value by:

i.	discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2003,

ii.	discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

iii.	calculating the difference between the fair value calculated in (i) and (ii).

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

     Subordinated debentures, notes and bonds payable and junior subordinated debentures were valued for this purpose based on their contractual maturities or redemption date. The Company’s interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

▪	Interest rates,

▪	Loan prepayment rates,

▪	Deposit decay rates,

▪	Market values of certain assets under various interest rate scenarios, and

▪	Re-pricing of certain borrowings.

     The prepayment assumptions used in the model are:

•	Fixed rate mortgages	60%
•	Fixed rate securities	35%
•	Tax certificates	10%
•	Adjustable rate mortgages	62%
•	Adjustable rate securities	65%

     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years

Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

     The tables below measure changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It was also assumed that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the table above. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated above. Furthermore, the results of the calculations in the preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

     Presented below is an analysis of the impact of changes in interest rates on the Company’s net portfolio value at December 31, 2003 (dollars in thousands):

	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change

+200 bp	$470,869	$17,666
+100 bp	$482,543	$29,340
0	$453,203	$—
-100 bp	$408,921	$(44,282)
-200 bp	$391,156	$(62,047)

     Presented below is an analysis of the impact of changes in interest rates on the Company’s net portfolio value at December 31, 2002 (dollars in thousands):

	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change

+200 bp	$531,932	$66,530
+100 bp	$512,530	$47,128
0	$465,402	$—
-100 bp	$404,404	$(60,998)
-200 bp	$341,066	$(124,336)

Interest Rate Sensitivity

     Changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities, as the relative spreads between our assets and our liabilities can widen or narrow due to changes in the overall levels of and changes in market interest rates.

     Our profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot assure you that we will be successful.

     Generally, as interest rates fall, loan prepayments accelerate. Prepayments in a declining interest rate environment reduce our net interest income and adversely impact our earnings due to accelerated amortization of loan premiums and the reinvestment of proceeds from these loan payoffs at lower rates. Significant loan prepayments in our purchased residential loan portfolio in the future could have an adverse effect on future earnings.

Equity Price Risk

     We also maintain a portfolio of equity securities and exchange traded mutual funds that subject us to equity pricing risks which would arise as the relative values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale securities at December 31, 2003 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

	Available
Percent	For Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change

20%	$23,010	$3,835
10%	$21,093	$1,918
0%	$19,175	$—
-10%	$17,257	$(1,918)
-20%	$15,340	$(3,835)

     Excluded from the above table is $1.8 million of investments in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck Market Risk

     Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads or other market forces. The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities.

     Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk, (“VaR”) is the principal statistical method and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Ryan Beck began using VaR on January 31, 2003. Substantially all the trading inventory is subject to measurement using VaR.

     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period.

     Modeling and statistical methods rely on approximations and assumptions that could be significant under certain circumstances. As such, the risk management process also employs other methods such as sensitivity to interest rates and stress testing.

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations.

	(dollars in thousands)
	High	Low	Average

VaR	1,285	16	531
Aggregate Long Value	68,995	42,364	66,809
Aggregate Short Value	19,570	60,602	36,495

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
February 13, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
BankAtlantic Bancorp, Inc.:

     We have audited the accompanying consolidated statement of financial condition of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002 and for derivative instruments and hedging activities in 2001.

KPMG LLP

Fort Lauderdale, Florida
February 3, 2003

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,

(In thousands, except share data)	2003	2002

ASSETS
Cash and due from depository institutions (See Note 14)	$119,882	$200,600
Federal funds sold and securities purchased under resell agreements (See Note 3)	—	50,145
Securities owned (at fair value) (See Note 3)	124,565	186,454
Securities available for sale (at fair value) (See Note 3)	358,511	707,858
Investment securities and tax certificates (approximate fair value: $192,706 and $212,698) (See Note 3)	192,706	212,240
Federal Home Loan Bank stock, at cost which approximates fair value (See Note 8)	40,325	64,943
Loans receivable, net of allowance for loan losses of $45,595 and $48,022 (See Note 4)	3,686,153	3,372,630
Accrued interest receivable (See Note 5)	27,866	33,984
Real estate held for development and sale (See Note 21)	21,803	200,183
Investment and advances to unconsolidated subsidiaries (See Notes 2, 22)	7,910	112,599
Office properties and equipment, net (See Note 6)	93,577	92,699
Deferred tax asset, net (See Note 12)	22,999	35,316
Goodwill, net (See Notes 1,2)	76,674	78,612
Core deposit intangible asset (See Note 2)	11,985	13,757
Other assets (See Notes 4, 10, 13)	46,593	58,991

Total assets	$4,831,549	$5,421,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$2,413,106	$2,457,837
Non-interest bearing deposits	645,036	462,718

Total deposits (See Note 7)	3,058,142	2,920,555
Advances from FHLB (See Note 8)	782,205	1,297,170
Securities sold under agreements to repurchase (See Note 9)	138,809	116,279
Subordinated debentures, notes and bonds payable (See Note 10)	36,595	193,816
Guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures (See Note 10)	—	180,375
Junior subordinated debentures (See Note 10)	263,266	—
Securities sold but not yet purchased (Note 3)	37,813	38,003
Due to clearing agent (Note 3)	8,583	78,791
Other liabilities (See Notes 13)	92,684	126,688

Total liabilities	4,418,097	4,951,677

Commitments and contingencies (See Note 14)
Stockholders’ equity: (See Notes 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,396,824 and 53,441,847 shares	544	534
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	259,770	252,699
Unearned compensation - restricted stock grants	(1,178)	(1,209)
Retained earnings	148,311	213,692

Total stockholders’ equity before accumulated other comprehensive income	407,496	465,765
Accumulated other comprehensive income	5,956	3,569

Total stockholders’ equity	413,452	469,334

Total liabilities and stockholders’ equity	$4,831,549	$5,421,011

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

(In thousands, except share and per share data)	2003	2002	2001

Interest income:
Interest and fees on loans and leases (See Note 4)	$207,446	$221,370	$237,064
Interest and dividends on securities available for sale	24,313	42,406	52,813
Interest and dividends on other investment securities	19,653	32,100	32,171
Interest and dividends on securities owned	10,437	7,511	1,978

Total interest income	261,849	303,387	324,026

Interest expense:
Interest on deposits (See Note 7)	36,189	62,777	85,668
Interest on advances from FHLB	57,299	62,412	60,472
Interest on securities sold under agreements to repurchase	2,914	6,546	24,667
Interest on subordinated debentures, notes and bonds payable, guaranteed preferred beneficial interests in Company’s Junior Subordinated Debentures and junior subordinated debentures	18,008	17,156	16,105
Capitalized interest on real estate development	(1,193)	—	—

Total interest expense	113,217	148,891	186,912

Net interest income	148,632	154,496	137,114
Provision for (recovery from) loan losses (See Note 4)	(547)	14,077	16,905

Net interest income after provision for (recovery from) loan losses	149,179	140,419	120,209

Non-interest income:
Investment banking income (See Note 3)	207,788	130,738	43,436
Service charges on deposits	40,569	26,479	16,372
Other service charges and fees	19,318	14,087	14,731
Income from real estate operations (See Note 21)	5,642	—	—
Income from unconsolidated subsidiaries (See Note 22)	425	1,293	—
Securities activities, net (See Note 3)	(1,553)	8,578	7,124
Impairment of securities (See Note 23)	—	(18,801)	(3,527)
Gains on sales of loans, net	122	1,840	60
Other	9,403	7,535	6,739

Total non-interest income	281,714	171,749	84,935

Non-interest expense:
Employee compensation and benefits (See Notes 11,13)	226,940	166,979	84,720
Occupancy and equipment	40,036	39,196	29,139
Advertising and promotion	12,724	10,447	5,286
Amortization of goodwill and other intangible assets	1,772	1,360	4,073
Impairment of goodwill (See Note 2)	—	—	6,624
Restructuring charge and impairment write-downs (See Note 6)	257	1,007	331
Cost associated with debt redemption (See Note 8,10)	12,543	3,125	389
Acquisition-related charges and impairments (Note 2)	—	4,925	—
Professional fees	16,311	7,527	6,729
Communications	13,783	10,152	3,291
Floor broker and clearing fees	9,227	8,192	2,796
Other	35,279	31,057	21,276

Total non-interest expense	368,872	283,967	164,654

Income from continuing operations before income taxes	62,021	28,201	40,490
Provision for income taxes (See Note 12)	23,424	9,051	17,960

Income from continuing operations	38,597	19,150	22,530
Discontinued operations, (less applicable income taxes of $16,512, $6,825 and $4,640)	29,120	22,543	8,492
Extraordinary items (less applicable provision for income taxes of $2,771) (See Note 2)	—	23,749	—
Cumulative effect of a change in accounting principle (less applicable income taxes of ($1,246) and $683) (See Note 1)	—	(15,107)	1,138

Net income	67,717	50,335	32,160
Amortization of goodwill, net of tax	—	—	3,903

Net income adjusted to exclude goodwill amortization	$67,717	$50,335	$36,063

(Continued)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

Earnings per share (See Note 20)
Basic earnings per share from continuing operations	$0.66	$0.33	$0.53
Basic earnings per share from discontinued operations	0.50	0.39	0.20
Basic earnings per share from extraordinary items	—	0.41	—
Basic (loss) earnings per share from cumulative effect of a change in accounting principle	—	(0.26)	0.03

Basic earnings per share	1.16	0.87	0.76
Basic earnings per share from amortization of goodwill	—	—	0.10

Basic earnings per share adjusted to exclude goodwill amortization	$1.16	$0.87	$0.86

Diluted earnings per share from continuing operations	$0.62	$0.32	$0.47
Diluted earnings per share from discontinued operations	0.46	0.35	0.16
Diluted earnings per share from extraordinary items	—	0.37	—
Diluted (loss) earnings per share from cumulative effect of a change in accounting principle	—	(0.23)	0.02

Diluted earnings per share	1.08	0.81	0.65
Diluted earnings per share from amortization of goodwill	—	—	0.08

Diluted earnings per share adjusted to exclude goodwill amortization	$1.08	$0.81	$0.73

Cash dividends per Class A share	0.128	0.120	0.120

Cash dividends per Class B share	0.128	0.120	0.120

Basic weighted average number of common shares outstanding	58,509,894	57,997,556	42,091,961

Diluted weighted average number of common and common equivalent shares outstanding	62,354,430	64,400,725	54,313,104

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2003

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2000		$366	$103,745	$143,471	$(391)	$1,630	$248,821
Net income	$32,160			32,160			32,160

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale (less income tax provision of $9,904)	17,798
Accumulated losses associated with cash flow hedges (less income tax benefit of $594)	(2,288)
Reclassification adjustment for cash flow hedges	924
Reclassification adjustment for net gain included in net income (less income tax benefit of $1,780)	(3,164)

Other comprehensive income	13,270

Comprehensive income	$45,430

Dividends on Class A common stock		—	—	(4,747)	—	—	(4,747)
Dividends on Class B common stock		—	—	(535)	—	—	(535)
Tax effect relating to the exercise of stock options		—	598	—	—	—	598
Issuance of Class A common stock upon conversion of subordinated debentures		89	49,846	—	—	—	49,935
Issuance of Class A common stock		126	97,013	—	(1,209)		95,930
Amortization of unearned compensation — restricted stock grants		—	—	—	241	—	241
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	13,270	13,270

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673

(Continued)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2003

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total

BALANCE, DECEMBER 31, 2001		$581	$251,202	$170,349	$(1,359)	$14,900	$435,673
Net income	$50,335			50,335			50,335

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale (less income tax provision of $2,142)	3,514
Increase in minimum pension liability (less income tax benefit of $4,194)	(7,456)
Unrealized losses associated with investment in
unconsolidated subsidiaries (less income
tax benefit of $454)	(448)
Accumulated losses associated with cash flow hedges (less income tax benefit of $517)	(917)
Reclassification adjustment for cash flow hedges	(534)
Reclassification adjustment for net gain included in net income (less income tax benefit of $3,254)	(5,490)

Other comprehensive loss	(11,331)

Comprehensive income	$39,004

Dividends on Class A common stock		—	—	(6,408)	—	—	(6,408)
Dividends on Class B common stock		—	—	(584)	—	—	(584)
Issuance of Class A common stock		2	1,202	—	—	—	1,204
Tax effect relating to the exercise of stock options		—	440	—	—	—	440
Issuance of Class A common stock upon conversion of subordinated debentures		—	25	—	—	—	25
Issuance of subsidiary stock options		—	(170)	—	—	—	(170)
Amortization of unearned compensation - restricted stock grants		—	—	—	150	—	150
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(11,331)	(11,331)

BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334

(Continued)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2003

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$67,717			67,717			67,717

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $5,296)	(9,330)
Decrease in minimum pension liability (less income tax provision of $4,194)	7,456
Unrealized gains associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gains associated with cash flow hedges (less income tax provision of $1,108)	2,306
Reclassification adjustment for cash flow hedges	513
Reclassification adjustment for net losses included in net income (less income tax provision of $559)	994

Other comprehensive income	2,387

Comprehensive income	$70,104

Levitt Corporation spin-off transaction		—	—	(125,573)	—	—	(125,573)
Dividends on Class A common stock		—	—	(6,903)	—	—	(6,903)
Dividends on Class B common stock		—	—	(622)	—	—	(622)
Issuance of Class A common stock		10	4,672	—	(134)	—	4,548
Tax effect relating to the exercise of stock options		—	2,264	—	—	—	2,264
Purchase and retirement of Class A common stock		—	(25)	—	—	—	(25)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of subsidiary stock options		—	(51)	—	—	—	(51)
Amortization of unearned compensation — restricted stock grants		—	—	—	165	—	165
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	2,387	2,387

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

(In thousands)	2003	2002	2001

Operating activities:
Income from continuing operations	$38,597	$19,150	$22,530
Income from discontinued operations, net of tax	29,120	22,543	8,492
Income from extraordinary item, net of tax	—	23,749	—
Cumulative effect of a change in accounting principle, net of tax	—	(15,107)	1,138
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for credit losses (1)	1,465	17,019	18,222
Change in real estate inventory	(55,090)	(57,653)	(28,978)
Loans originated for sale net of repayments	(32,494)	(21,279)	15,203
Proceeds from sales of loans	44,617	41,602	24,017
Losses (Gains) from securities activities, net	1,553	(8,578)	(7,124)
Gains on sale of REO	(1,984)	(117)	(1,053)
Loss on debt redemption	12,543	3,125	389
Depreciation, amortization and accretion, net	20,457	11,998	4,654
Restructuring charges and impairment write-downs, net	257	4,852	331
Gain on Gruntal transaction	—	(26,520)	—
Impairment of goodwill	—	16,353	6,624
Impairment of securities	—	18,801	3,527
Provision (benefit) for deferred income taxes	9,427	(4,510)	597
Securities owned activities, net	(43,194)	33,751	(24,739)
Decrease in accrued interest receivable	6,118	2,542	10,340
Issuance of forgivable notes receivable to Ryan Beck employees	(16,270)	(17,140)	—
Decrease (increase) in other assets	1,966	5,784	(3,724)
Increase (decrease) in other liabilities	77,591	(25,509)	8,857
Increase (decrease) in due to clearing agent	10,353	(32,876)	(739)
Increase (decrease) in securities sold but not yet purchased	3,591	(1,629)	26,406
Equity in earnings from unconsolidated subsidiaries	(8,341)	(8,866)	(2,888)

Net cash provided by operating activities	100,282	1,485	82,082

(Continued)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

(In thousands)	2003	2002	2001

Investing activities:
Purchase of investment securities and tax certificates	(205,209)	(238,700)	(267,025)
Proceeds from redemption and maturity of investment securities and tax certificates	205,677	239,176	221,434
Purchase of securities available for sale	(278,977)	(356,493)	(485,732)
Proceeds from sales and maturities of securities available for sale	630,222	772,339	509,833
Purchases and net repayments (originations) of loans and leases	(235,735)	(23,776)	24,039
Proceeds from sales of real estate owned	10,807	6,015	6,913
Additions to office properties and equipment	(12,599)	(23,676)	(13,390)
Proceeds from sales of office properties and equipment	—	1,986	529
Proceeds from sales of bank facilities real estate held for sale	—	6,012	—
(Investments) and repayments from unconsolidated subsidiaries, net	(941)	(49,902)	1,348
Redemptions (purchases) of FHLB stock, net	24,618	(452)	(4,488)
Net cash proceeds from the sale of Ryan Beck’s subsidiaries	9,955	—	—
Acquisitions, net of cash acquired	—	(52,783)	(340)

Net cash provided (used) by investing activities	147,818	279,746	(6,879)

Financing activities:
Net increase in deposits	137,587	47,858	125,252
Reduction in deposits from sale of in-store branches, net	—	(42,597)	(81,593)
Proceeds from FHLB advances	275,000	227,499	365,000
Repayments of FHLB advances	(799,991)	(172,736)	(297,771)
Net increase (decrease) in federal funds purchased	—	(61,000)	51,300
Proceeds from notes and bonds payable	134,016	157,331	62,136
Issuance of trust preferred securities	—	180,375	—
Issuance of junior subordinated debentures	77,320	—	—
Repayment of notes and bonds payable	(112,341)	(95,468)	(67,854)
Retirement of subordinated notes and debentures	(70,855)	(21,716)	(35,042)
Retirement of trust preferred securities	—	(74,750)	—
Net increase (decrease) in securities sold under agreements to repurchase	4,767	(289,791)	(253,432)
Net cash reduction on Levitt Corporation spin-off	(21,413)	—	—
Issuance of common stock	4,472	1,296	95,595
Common stock dividends paid	(7,525)	(6,992)	(5,282)

Net cash used by financing activities	(378,963)	(150,691)	(41,691)

(Decrease) increase in cash and cash equivalents	(130,863)	130,540	33,512
Cash and cash equivalents at the beginning of period	250,745	120,205	86,693

Cash and cash equivalents at end of period	$119,882	$250,745	$120,205

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

(In thousands)	2003	2002	2001

Cash paid for
Interest on borrowings and deposits	$120,221	$158,914	$200,454
Income taxes	31,115	36,790	17,884
Supplementary disclosure of non-cash investing and financing activities:
Levitt dividend received in the form of a note receivable	8,000	—	—
Note receivable issued in connection with the GMS sale	13,681	—	—
Levitt notes receivable outstanding at date of spin-off	48,118	—	—
Note receivable issued in connection with Bluegreen stock transfer	5,500	—	—
Adjustment to goodwill related to the allowance for loan losses	734	9,144	—
Loans transferred to REO	2,450	—	—
Transfer of commercial mortgage-backed securities to available for sale	14,505	—	—
Transfer of fixed assets to real estate held for sale	1,000	—	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	7,910	—	—
Increase in junior subordinated debentures related to trust deconsolidation	7,910	—	—
Transfer of guaranteed preferred beneficial interest in Company’s Junior Subordinated Debentures to junior subordinated debentures	180,375	—	—
Change in accumulated other comprehensive income	2,387	(11,331)	13,270
Change in deferred taxes on other comprehensive income	1,019	(6,277)	7,530
Issuance of Class A common stock upon conversion of subordinated debentures	211	25	49,935
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	3,675	—
Issuance of Class A common stock upon acquisitions	—	—	335
Issuance of Class A restricted stock, net	—	—	1,209
Increase in loans receivable from real estate closings	—	—	1,247
Increase in development bonds payable from real estate closings	—	—	1,247

(1)  Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company”, “BBC”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal assets include BankAtlantic and its subsidiaries and RB Holdings, Inc. (“Ryan Beck”) and its subsidiaries. On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), by means of a distribution to its shareholders of all of the outstanding capital stock of Levitt. On December 22, 2003 the Company transferred its investment in Bluegreen Corporation (“Bluegreen”) to Levitt. In August 2003, Ryan Beck sold its entire membership interest in The GMS Group, LLC (“GMS”). As a consequence of the Levitt spin-off and the GMS sale, the results of operations of Levitt and GMS are presented as “Discontinued Operations” in the Consolidated Statements of Operations for all periods presented. The accounting policies applied by the Company conform with accounting principles generally accepted in the United States of America.

     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic currently operates through a network of 73 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

     Ryan Beck, founded in 1946 and acquired by the Company in 1998, is a full service broker dealer headquartered in Livingston, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 34 offices in 13 states. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. RB Holdings, Inc. was formed in July, 2003 as a holding company for Ryan Beck & Co., Inc.

     The Company has two classes of common stock: Class A common stock and Class B common stock. Class A shareholders are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

     At December 31, 2003, BFC owned 100% of the Company’s outstanding Class B common stock and 22% of the Company’s aggregate outstanding common stock.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of goodwill for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.

     Certain amounts for prior years have been reclassified to conform with revised statement presentation for 2003.

     Consolidation Policy — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, majority-owned joint ventures and variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN No. 46”). On July 1, 2003, all of the company’s subsidiaries, except for Levitt and its subsidiaries, implemented the interpretation effective January 1, 2003. .As a consequence of the implementation of FIN No. 46, the Company consolidated a 50% owned joint venture and deconsolidated its wholly owned statutory business trusts formed to issue trust preferred securities. The joint venture was

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired in connection with the Community acquisition and recorded at fair value on the acquisition date, resulting in no impact to our financial statements upon adoption of FIN No. 46. In periods ending prior to January 1, 2003, the statutory business trusts were included in the Company’s consolidated financial statements and the 50% owned joint venture was accounted for under the equity method of accounting. Prior to the implementation of FIN No. 46, the Company consolidated all entities in which it owned a majority of the voting securities. Less than majority-owned joint ventures in which the Company did not have a controlling interest were accounted for under the equity method of accounting. Levitt’s non-consolidated ownership interest in joint ventures range from 40% to 50%, and the Company’s and Levitt’s non-consolidated ownership interest in subsidiaries consisted of a 40% ownership interest in Bluegreen. All inter-company transactions and balances have been eliminated.

     Cash Equivalents — Cash and due from depository institutions include demand deposits at other financial institutions. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.

     Debt and Equity Securities — Debt securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in stockholders’ equity on an after-tax basis as other comprehensive income. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets using a price matrix or applying management valuation models. Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and are calculated using the specific-identification method.

     Marketable equity securities and mutual funds which are included in securities available for sale are carried at fair value with the net unrealized gains and losses included in stockholders’ equity on an after-tax basis as other comprehensive income. Declines in the fair value of individual equity securities and mutual funds below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value. The fair value of marketable equity securities and mutual funds was estimated by obtaining prices actively quoted on national markets. Equity securities that do not have readily determinable fair values are classified as investment securities and carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down through charges to earnings to estimated fair value.

     The specific identification method was used in determining cost in computing realized gains and losses in connection with sales of securities available for sale.

     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.

     Allowance for Tax Certificate Losses – The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. The provision to record the allowance is included in other expenses.

     Loans and Leases - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Interest income on loans, including the recognition of unearned income, discounts and loan fees, is accrued based on the outstanding principal amount of loans using the interest

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Equipment leases are carried at the aggregate of lease payments receivable plus estimated residual value of the leased property, less unearned income. Unearned income on equipment leases is amortized over the lease terms by the interest method.

     Loans Held for Sale — Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold.

     Allowance for Loan Losses - The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Recoveries are credited to the allowance.

     The allowance consists of three components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. A loan is impaired when collection of principal and interest based on the contractual terms of the loan is not probable. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on historical data by product. The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, lease financing, and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of trends in industries, analysis of historical losses, static pool analysis, delinquency trends, and credit scores. The third component of the allowance is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, the view of regulators and changes in composition of the loan portfolio. Management believes the allowance for loan losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of the geographic areas in which BankAtlantic holds loans.

     Non-performing Loans — A loan or lease is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on impaired loans is recognized on a cash basis.

     Consumer non-mortgage loans and lease financing contracts that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to fair value less cost to sell.

     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Write-downs required at the time of acquisition are charged to the allowance for loan losses. Expenditures for capital improvements made thereafter are generally capitalized. Real estate acquired in settlement of loans is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values from the initially recorded amount. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.

     Investment Banking Activities – Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial restructuring advisory services. Investment banking management fees are recorded on the offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determined.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Securities Owned and Securities Sold, But Not Yet Purchased – Securities owned and securities sold, but not yet purchased are associated with proprietary transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable. Profits and losses arising from transactions are recorded on a trade-date basis.

     Real Estate Held for Development and Sale – This includes land, land development costs, and other construction costs associated with Levitt’s real estate inventory for periods prior to December 31, 2003 and the Company’s investment in a real estate variable interest entity. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on disposition of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings, disposition in the normal course of business is expected to extend over a number of years.

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

     Investments in Unconsolidated Subsidiaries – The Company follows the equity method of accounting to record its interests in subsidiaries in which it does not own the majority of the voting stock. Effective January 1, 2003, the Company implemented FIN No. 46, which required the Company to use the equity method to account for its investments in variable interest entities in which it is not the primary beneficiary. As a result of the adoption of this standard in 2003, the Company began accounting for its interest in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. Under this method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.

     Goodwill and Other Intangible Assets – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill over its useful life. Instead, goodwill is tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.

     At the date of adoption the fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded their respective carrying amounts at the adoption date. Based on an independent valuation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) related to Ryan Beck was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

     Other intangible assets consist of core deposit intangible assets which were initially measured at fair value and are amortized over their useful life of eight years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Prior to the adoption of SFAS No. 142, goodwill was being amortized on a straight-line basis over estimated useful lives, ranging from 7 to 25 years. The Company periodically reviewed its goodwill for events or changes in circumstances that indicated that the carrying amount was not recoverable, in which cases an impairment charge was recorded.

     Office Properties and Equipment– Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment and software. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

     Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred, and gains or losses on disposal of assets are reflected in current operations.

     Impairment of long lived assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected future cash flows (undiscounted and without interest charges) to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows.

     Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is revised and the asset is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) is ceased.

     Advertising — Advertising expenditures are expensed as incurred.

     Income Taxes –The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

     Derivative Instruments — All derivatives are recognized on the statement of financial condition at their fair value. On the date the derivative contract is entered, the Company evaluates the derivative in order to determine if it qualifies for hedge accounting. The hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

     Commitments to sell residential mortgage loans are accounted for as derivatives at fair value.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At January 1, 2001, the Company had outstanding interest rate swap contracts utilized in the Company’s interest rate risk management strategy. In conjunction with the adoption of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) on January 1, 2001, the Company accounted for the interest rate swap contracts in accordance with the transition provisions of SFAS No. 133 and recorded a cumulative effect adjustment gain of approximately $1.1 million, net of tax.

     Earnings Per Common Share — Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings per share, interest expense net of taxes on convertible securities is added back to net income and equity in earnings of subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

     Stock-Based Compensation Plans – During the year ended December 31, 2003, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Years Ended December 31,

(In thousands, except share data)	2003	2002	2001

Pro forma net income
Net income, as reported	$67,717	$50,335	$32,160
Add: Stock-based employee compensation expense included in reported net income, net of tax	231	242	241
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,873)	(1,626)	(779)

Pro forma net income	$66,075	$48,951	$31,622

Earnings per share:
Basic as reported	$1.16	$0.87	$0.76

Basic pro forma	1.14	0.84	0.74

Diluted as reported	$1.08	$0.81	$0.65

Diluted pro forma	1.07	0.79	0.63

New Accounting Pronouncements:

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. The Company implemented the disclosure requirements of this interpretation as of December 31, 2002 and the liability recognition provisions of the interpretation as of January 1, 2003. This interpretation has not had a

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant impact on the Company’s consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46. The interpretation was revised by the FASB in December 2003. The interpretation changes the accounting model for consolidation of variable interest entities from one based on consideration of control through voting interests. The consolidation of an entity is now based on other considerations such as: whether there is sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. The interpretation also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. On July 1, 2003, all of the Company’s subsidiaries, except for Levitt and its subsidiaries, implemented the interpretation effective January 1, 2003. As a consequence of the implementation, the Company’s wholly-owned statutory business trusts formed to issue trust preferred securities were deconsolidated and a real estate joint venture was consolidated.

     In May 2003, the FASB issued Statement No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption, this Statement did not have a significant impact on the Company’s financial statements.

     The Statement also required that mandatorily redeemable minority interests in finite-lived entities be classified as liabilities and reported at settlement value. The FASB deferred those requirements related to mandatorily redeemable minority interests in finite-lived entities indefinitely pending further FASB action. The Company’s minority interest in finite-lived entities is not significant.

     In December 2003, the FASB issued Statement No. 132, revised (“Employers’ Disclosures about Pensions and Other Postretirement Benefits”). This revised Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company has implemented the disclosure requirements of this statement as of December 31, 2003.

     In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Management is currently evaluating the requirements of the SOP concerning future loan acquisitions that are within the scope of the SOP.

2. Discontinued Operations and Acquisitions

Discontinued Operations

     During the year ended December 31, 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors. The above transactions were presented as discontinued operations in our statements of operations for each of the years in the three year period ended December 31, 2003.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     On December 31, 2003, the Company completed the spin-off of Levitt, by means of a distribution to its shareholders of all of the outstanding capital stock of Levitt. As a result of the spin-off, the Company no longer owns any shares of capital stock of Levitt. In connection with the spin-off, the Company converted a $30.0 million demand note owed to the Company by Levitt to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional .25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt’s stock (which additional shares were included in the spin-off). This $5.5 million note is due in one year, with principal payable monthly and interest payable at the prime rate. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company in the form of a note due in five years bearing interest on the same basis as the $30.0 million note described above.

     As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. Ryan Beck did not recognize any gain or loss associated with the transaction. During 2003, Buyer made a $1.6 million prepayment of principal of the promissory note which reduced the outstanding balance to $12.0 million.

     During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss.

     The components of earnings from discontinued operations are as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Net interest income	$5,870	$3,312	$905
Non-interest income:
Investment banking income	17,782	20,418	—
Income from real estate operations	73,547	49,498	33,695
Income from unconsolidated subsidiaries	9,564	6,208	2,888
Other	4,535	4,050	2,416

Total non-interest income	105,428	80,174	38,999

Non-interest expense:
Employee compensation and benefits	37,222	31,969	9,730
Occupancy and equipment	744	763	—
Advertising and promotion	4,546	3,386	2,611
Selling, general and administrative	16,504	12,190	13,470
Professional Fees	3,063	2,282	961
Communications	1,148	1,162	—
Floor broker and clearing fees	683	668	—
Other	1,756	1,698	—

Total non-interest expenses	65,666	54,118	26,772

Income from discontinued operations before income taxes	45,632	29,368	13,132
Provision for income taxes	16,512	6,825	4,640

Income from discontinued operations, net of tax	$29,120	$22,543	$8,492

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The assets and liabilities associated with discontinued operations included in the Company’s statement of financial condition as of December 31, 2002 consisted of the following (in thousands):

Assets
Cash	$19,457
Securities owned	114,823
Loans receivable	6,082
Real estate held for development	198,126
Investment in unconsolidated subsidiaries	61,583
Goodwill	1,204
Other assets	16,214

Total assets	$417,489

Liabilities:
Notes payable	89,940
Securities sold but not yet purchased	2,797
Due to clearing agent	92,035
Other liabilities	45,102

Total liabilities	$229,874

     The following table summarizes the assets and liabilities sold or transferred associated with discontinued operations and the cash proceeds received or transferred (in thousands).

	GMS &	Levitt
	Cumberland	Spin-off	Total

Cash	$815	$21,413	$22,228
Securities owned	105,083	—	105,083
Loans receivable (1)	—	(12,955)	(12,955)
Real estate held for development	—	257,556	257,556
Investment in unconsolidated subsidiaries	—	73,662	73,662
Property and equipment	559	—	559
Goodwill	1,204	—	1,204
Other assets	5,479	16,256	21,735
Securities sold under agreements to repurchase	—	17,935	17,935
Subordinated debentures	—	(111,615)	(111,615)
Securities sold but not yet purchased	(3,781)	—	(3,781)
Due to clearing agent	(80,561)	—	(80,561)
Other liabilities	(4,347)	(93,179)	(97,526)
Stockholder’s equity	—	(125,573)	(125,573)

Net assets sold or transferred	24,451	43,500	67,951
Notes receivable - GMS Holdings, Inc.	(13,681)	—	(13,681)
Notes receivable - Levitt Corporation	—	(43,500)	(43,500)
Net cash declines due to Levitt spin-off	—	(21,413)	(21,413)
Cash Sold	(815)	—	(815)

Net cash increase (decrease)	$9,955	$(21,413)	$(11,458)

(1)	Includes $18.1 million of construction loans from BankAtlantic to Levitt that were eliminated in the Company’s consolidated financial statements prior to the Levitt spin-off transaction.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

     On April 26, 2002 Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC (“Gruntal”) and acquired all of the membership interests in GMS (“the Gruntal transaction”). The assets acquired from Gruntal include all of Gruntal’s customer accounts, furniture, leasehold improvements and equipment owned by Gruntal at the offices where Gruntal’s financial consultants are located, assets related to Gruntal’s deferred compensation plan and forgivable notes. The consideration provided by Ryan Beck for this transaction was the assumption of a note payable related to furniture and equipment in the Gruntal offices, assumption of non-cancelable leases associated with the Gruntal offices acquired, obligations owed to financial consultants participating in Gruntal’s deferred compensation plan that accepted employment with Ryan Beck, and the payment of $6.0 million in cash.

     The Gruntal transaction was accounted for by the purchase method of accounting. Under this method the acquired assets and assumed liabilities of Gruntal were recorded at their estimated fair value, and the amount of estimated fair value of net assets in excess of the purchase price was used to write down non-financial assets. The remaining balance was recorded as an extraordinary income item. The Company’s financial statements reflect the Gruntal transaction as of April 26, 2002.

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

     The following table summarizes the fair value of assets acquired and liabilities assumed in connection with the acquisition of Community and the Gruntal transaction effective March 22, 2002 and April 26, 2002, respectively (in thousands):

	Community	Gruntal		Total

Cash and interest-earning deposits	$124,977	$886		$125,863
Securities available for sale	79,768	—		79,768
Securities owned	—	151,909		151,909
Loans receivable, net	623,469	—		623,469
FHLB Stock	8,063	—		8,063
Investments and advances in unconsolidated subsidiaries	16,122	—		16,122
Goodwill	55,068	—		55,068
Core deposit intangible asset	15,117	—		15,117
Other assets	46,620	12,597		59,217

Fair value of assets acquired	969,204	165,392		1,134,596

Deposits	639,111	—		639,111
FHLB advances	138,981	—		138,981
Other borrowings	14,291	3,427		17,718
Securities sold, but not yet purchased	—	1,201		1,201
Due to clearing agent	—	101,705		101,705
Other liabilities	6,022	27,463	(1)	33,485

Fair value of liabilities assumed	798,405	133,796		932,201
Fair value of net assets acquired over cost	—	(23,749	) (2)	(23,749)

Purchase price	170,799	7,847		178,646
Cash acquired	(124,977)	(886)		(125,863)

Purchase price net of cash acquired	$45,822	$6,961		$52,783

1.	Included in Gruntal’s other liabilities were a $21 million deferred compensation plan obligation, of which $18.3 million was vested. Also included in other liabilities was $675,000 of termination costs for contract obligations related to leased equipment and $654,000 of contract termination obligations associated with closing certain Gruntal branches.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	The Company recognized an extraordinary gain of $23.7 million, net of income taxes of $2.8 million, and reduced the carrying amount of non-financial assets by $11.2 million as a result of the fair value of the assets acquired exceeding the cost of the Gruntal transaction. The Company did not establish a deferred tax liability for the extraordinary gain associated with the GMS membership interest acquired because the Company acquired the GMS membership interest rather than the net assets.

     The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Pursuant to the terms of the Acquisition Agreement, during each of the three years beginning October 27, 2002, Ryan Beck is obligated to pay Gruntal & Co. LLC up to $350,000 of forfeitures each year under the Amended and Restated Gruntal & Co. LLC Deferred Compensation Plan for each of the years in the three year period ended October 26, 2005. During the year ended December 31, 2003, Ryan Beck paid Gruntal $350,000 reducing the liability to $700,000.

     The following pro forma information for the year ended December 31, 2002 is presented as if the Gruntal and Community transactions had been consummated on January 1, 2002. The pro forma information is not necessarily indicative of the combined financial position or results of operations which would have been realized had the transactions been consummated during the period or as of the date for which the pro forma financial information is presented.

	For the Years Ended December 31,

	2003	2002

(In thousands, except per share data)	Historical	Historical	Pro Forma

Interest income	$261,849	$303,387	$319,341
Interest expense	113,217	148,891	155,611
Provision for loan losses	(547)	14,077	16,121

Net interest income after provision for loan losses	$149,179	$140,419	$147,609

Income from continuing operations	38,597	19,150	15,461

Basic earnings per share from continuing operations	$0.66	$0.33	$0.27

Diluted earnings per share from continuing operations	$0.62	$0.32	$0.26

     During April 2002, the Company’s and Levitt’s ownership in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. The acquisition of Bluegreen at various acquisition dates was accounted for as a step acquisition under the purchase method of accounting. In a step acquisition, the purchase price allocation is performed at each acquisition date and goodwill is recognized with each step purchase. As a consequence, the net assets of Bluegreen were recognized at estimated fair value to the extent of the Company’s ownership percentage at each acquisition date. The Company’s carrying amount of the investment was, in the aggregate, $2.1 million lower than the ownership percentage in the underlying equity in the net assets of Bluegreen. The $2.1 million was allocated to property and equipment. Prior period financial statements were not restated to reflect the results of applying the equity method to the initial acquisition, due to lack of significance. Under the equity method the investment in Bluegreen was recorded at cost and the carrying amount of the investment is adjusted to recognize the Company’s interest in the earnings or loss of Bluegreen after the acquisition date. The equity in earnings from Bluegreen is included in discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2003 and 2002.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes the estimated fair value of assets acquired and liabilities assumed in connection with the Bluegreen investment to the extent of the Company’s ownership interest of 40% (in thousands).

Fair
Value

Cash and cash equivalents	$19,077
Contracts receivable, net	8,544
Notes receivable, net	22,449
Prepaid expenses	4,556
Inventory, net	75,260
Retained interests in notes receivable sold	15,101
Property and equipment, net	16,156
Other assets	2,247

Fair value of assets acquired	163,390

Accounts payable, accrued liabilities and other liabilities	20,196
Deferred income taxes	9,505
Line-of-credit notes payable and receivable - backed notes payable	21,496
10.50% senior secured notes payable	43,508
8.00% convertible subordinated debentures to related parties	2,350
8.25% convertible subordinated debentures	9,826

Fair value of liabilities assumed	106,881

Purchase price of Bluegreen Corporation	$56,509

     In June 2001, pursuant to the February 1998 acquisition agreement under which Ryan Beck acquired Cumberland Advisors, the Company issued 43,991 shares of Class A common stock and made a cash payment of $340,000 to the former Cumberland Advisors partners. Such additional consideration was paid under earn-out provisions in accordance with the acquisition agreement and was recorded as an adjustment to the purchase price of Cumberland Advisors.

     Effective March 1, 1998, the Company acquired Leasing Technology Inc. (“LTI”), a company engaged in the equipment leasing and finance business, in exchange for 826,175 shares of Class A common stock and $300,000 in cash. This merger was accounted for under the purchase method of accounting. The Company was amortizing $7.9 million of goodwill from the transaction over 25 years on a straight line basis. During the third quarter of 2001, after an extensive review by the Company of LTI’s operations, management concluded that LTI would not be able to meet performance expectations, and its products did not complement the Company’s product mix. As a consequence, the Company closed the offices of LTI and ceased new lease originations. The Company determined that the goodwill associated with the LTI acquisition was impaired, resulting in the write-off of the remaining unamortized LTI goodwill of $6.6 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Securities and Short-Term Investments

     The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

	Available for Sale
	December 31, 2003				December 31, 2002
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$315,520	$6,262	$529	$321,253	$581,893	$20,696	$—	$602,589
Real estate mortgage investment conduits	17,378	120	—	17,498	102,192	1,299	30	103,461

Total mortgage-backed securities	332,898	6,382	529	338,751	684,085	21,995	30	706,050

Investment Securities:
Other bonds	585	—	—	585	411	10	—	421
Equity securities	15,775	3,400	—	19,175	1,036	351	—	1,387

Total investment securities	16,360	3,400	—	19,760	1,447	361	—	1,808

Total	$349,258	$9,782	$529	$358,511	$685,532	$22,356	$30	$707,858

     Unrealized losses on mortgage-backed securities at December 31, 2003 have not been recognized into income as the securities are issued by government agencies and are of high credit quality. The decline in fair value is primarily due to increased market interest rates from the securities’ acquisition dates. The fair value is expected to recover as the securities approach their maturity date or as market rates decline. The scheduled maturities of mortgage-backed securities with unrealized losses is greater than one year.

	Investment Securities and Tax Certificates
	December 31, 2003(1)				December 31, 2002(1)
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Tax certificates —
Net of allowance of $2,870	$190,906	$—	$—	$190,906	$—	$—	$—	$—
Net of allowance of $1,873	—	—	—	—	194,074	—	—	194,074
Mortgage-backed securities (3)	—	—	—	—	14,383	458	—	14,841
Equity investment (2)	1,800	—	—	1,800	3,783	—	—	3,783

	$192,706	$—	$—	$192,706	$212,240	$458	$—	$212,698

(1)	Management considers estimated fair value equivalent to book value for tax certificates and equity investment securities since these securities have no readily traded market and are deemed to approximate fair value.

(2)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(3)	Mortgage-backed securities at December 31, 2002 represented beneficial interests in a real estate mortgage investment trust secured by commercial real estate. During the year ended December 31, 2002, the Company transferred all of its residential mortgage-backed securities held to maturity ($198.7 million) to securities available for sale. The securities were transferred in order to respond to the significant decline in interest rates during the period. The securities transferred were not sold during the year ended December 31, 2002. The remaining mortgage-backed securities held to maturity during 2002 were collateralized by commercial real estate and were transferred to securities available for sale and sold during the year ended December 31, 2003. The securities were transferred and sold upon

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-compliance with debt covenants by the issuer.

     The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities
	Available for Sale		Tax Certificates
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
December 31, 2003 (1)(2)	Cost	Value	Cost	Value
Due within one year	$43	$43	$136,514	$136,514
Due after one year, but within five years	655	659	54,392	54,392
Due after five years, but within ten years	528	557	—	—
Due after ten years	332,257	338,077	—	—

Total	$333,483	$339,336	$190,906	$190,906

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Balance, beginning of period	$1,873	$1,521	$1,937

Charge-offs	(869)	(1,783)	(2,162)
Recoveries	666	660	546

Net charge-offs	(203)	(1,123)	(1,616)

Provision charged to operations	1,200	1,475	1,200

Balance, end of period	$2,870	$1,873	$1,521

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The components of gains and losses on sales of securities were (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Gross realized gains on securities activities	$457	$8,711	$7,130
Gross realized losses on securities activities	(1,961)	(67)	—
Unrealized loss on futures contract	(49)	(66)	(6)

Securities activities, net	$(1,553)	$8,578	$7,124

     Proceeds from sales of securities available for sale were $40.1 million, $197.6 million, and $194.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. Included in gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts. The interest rate swaps were accounted for as a cash flow hedge and the unrealized losses were recorded in other comprehensive income during the years ended December 31, 2002 and 2001. Included in gains on securities activities, net during the year ended December 31, 2001 was $1.4 million of realized gains related to the settlement of interest rate swap contracts and unrealized losses of $1.5 million related to interest rate swap contracts that were subsequently designated as cash flow hedges.

     The Company’s securities owned consisted of the following (in thousands):

	December 31,	December 31,
	2003	2002
Debt obligations:
States and municipalities (1)	$9,903	$119,417
Corporations	5,159	5,344
U.S. Government and agencies	62,229	26,004
Corporate equity	15,072	19,280
Mutual funds	24,639	16,409
Certificates of deposits	7,563	—

Total	$124,565	$186,454

(1)	Includes $108.3 million of securities owned by GMS at December 31, 2002, of which approximately $86 million are non-rated securities and $9.7 million of those securities are not accruing interest.

     All the securities owned at December 31, 2003 and 2002 were associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $95.5 million, $50.4 million and $18.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance trading inventories. As of December 31, 2003, the balance due to the clearing broker was $8.6 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Securities sold, but not yet purchased consists of the following (in thousands):

	December 31,
	2003	2002
Corporate equity	$3,544	$3,691
Corporate bonds	1,963	1,159
State and municipalities	67	9,566
U.S. Government agencies	32,231	23,587
Certificates of deposits	8	—

	$37,813	$38,003

     Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

     The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Ending Balance	$—	$30,145	$156
Maximum outstanding at any month end within period	$160,000	$30,145	$3,651
Average amount invested during period	$31,589	$4,558	$1,152
Average yield during period	0.60%	0.73%	2.80%

     The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2003, 2002 and 2001 were held by the Company.

     The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Ending Balance	$—	$20,000	$—
Maximum outstanding at any month end within period	$83,000	$20,000	$16,500
Average amount invested during period	$16,499	$3,928	$564
Average yield during period	1.01%	1.45%	3.73%

     The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

	December 31,
	2003	2002
FHLB advances	$—	$542,228
Treasury tax and loan	1,724	935
Repurchase agreements	144,984	124,364
Public funds	—	139,358
Interest rate swap and forward contracts	174	7,192

	$146,882	$814,077

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The change in net unrealized holding gains or losses on available for sale securities, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2003	2002	2001
Net change in other comprehensive income
On securities available for sale	$(13,073)	$(3,085)	$22,758
Change in deferred taxes (benefits) on net unrealized appreciation (depreciation) on securities available for sale	(4,737)	(1,109)	8,124

Change in other comprehensive income component of stockholders’ equity from net unrealized appreciation (depreciation) on securities available for sale	$(8,336)	$(1,976)	$14,634

     The components of accumulated other comprehensive income included in stockholders’ equity was as follows (in thousands):

	December 31,
	2003	2002
Unrealized gains on securities available for sale	$5,956	$14,289
Unrealized losses associated with investment in unconsolidated subsidiaries	—	(448)
Accumulated losses associated with cash flow hedges	—	(2,816)
Minimum pension liability	—	(7,456)

Accumulated other comprehensive income	$5,956	$3,569

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Loans Receivable

     The loan portfolio consisted of the following components (in thousands):

	December 31,
	2003	2002
Real estate loans:
Residential	$1,343,657	$1,378,041
Construction and development	1,345,449	1,218,411
Commercial	1,064,043	755,492
Small business	110,745	98,494
Loans to Levitt Corporation	18,118	—
Other loans:
Loans to Levitt Corporation	43,500	—
Second mortgages - direct	333,655	261,579
Second mortgages - indirect	1,105	1,713
Commercial business	91,724	82,174
Lease financing	14,442	31,279
Small business - non-mortgage	58,574	62,599
Deposit overdrafts	4,036	2,487
Consumer loans - other direct	17,892	22,394
Consumer loans - other indirect	1,297	6,392
Loans held for sale:
Residential	2,254	—
Commercial syndication	9,114	14,499

Total gross loans	4,459,605	3,935,554

Adjustments:
Undisbursed portion of loans in process	(728,100)	(511,861)
Net premiums related to purchased loans	6,898	2,159
Deferred fees	(6,655)	(5,200)
Allowance for loan losses	(45,595)	(48,022)

Loans receivable - net	$3,686,153	$3,372,630

     BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2003:

Florida	65%
California	9%
Northeast	7%
Other	19%

100%

     Loans to Levitt amounting to $43.5 million are unsecured and $18.1 million of loans are construction loans secured by land and improvements. Loans receivable from Levitt were eliminated in the consolidated financial statements at December 31, 2002.

Discontinued and Restructured Lending Activity:

     The Company continuously evaluates its business units for profitability, growth and overall efficiency. As a consequence of these evaluations the Company closed the offices of its leasing subsidiary, Leasing Technology, Inc., and ceased new lease originations during the third quarter of 2001

     During 2003, the Company began originating residential loans that are pre-sold to correspondents. During 2002, the Company discontinued the origination of residential loans, except for loans that qualified under the Community

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinvestment Act (“CRA”), which were originated for resale through September 2002. During September 2002, the Company discontinued its practice of selling CRA loans, transferred $7.3 million of CRA loans from loans held for sale to loans held for investment and realized a $151,000 loss at the transfer date. The Company now originates CRA loans designated as held for investment and also originates CRA loans that are pre-sold to correspondents. The Company continues to purchase residential loans for its portfolio.

Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2003	2002	2001
Balance, beginning of period	$48,022	$44,585	$47,000
Loans charged-off	(11,723)	(28,663)	(27,916)
Recoveries of loans previously charged-off	10,577	8,879	8,596

Net charge-offs	(1,146)	(19,784)	(19,320)
Allowance for loan losses, acquired	(734)	9,144	—
Net provision charged (credited) to operations	(547)	14,077	16,905

Balance, end of period	$45,595	$48,022	$44,585

     The following summarizes impaired loans (in thousands):

	December 31, 2003		December 31, 2002
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$361	$181	$4,886	$1,386
Impaired loans without specific valuation allowances	12,325	—	17,478	—

Total	$12,686	$181	$22,364	$1,386

     The average gross recorded investment in impaired loans was $16.3 million, $39.3 million and $54.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Contracted interest income	$666	$1,575	$2,815
Interest income recognized	(396)	(768)	(941)

Foregone interest income	$270	$807	$1,874

     Non-performing assets consist of non-accrual loans, non-accrual tax certificates, REO and repossessed assets. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Non-performing assets (in thousands):

	At December 31,
	2003	2002	2001
Non-accrual — tax certificates	$894	$1,419	$1,727
Non-accrual – loans Residential	8,489	12,773	9,203
Syndication	—	—	10,700
Commercial real estate and business	52	1,474	13,066
Small business	155	239	905
Lease financing	25	3,900	2,585
Consumer	794	532	796
Real estate owned	2,422	9,607	3,904
Other repossessed assets	—	4	17

Total non-performing assets	12,831	29,948	42,903
Specific valuation allowance	—	(1,386)	(9,936)

Total non-performing assets, net	$12,831	$28,562	$32,967

Other potential problem loans consist of the following (in thousands):

	At December 31,
	2003	2002	2001
Loans contractually past due 90 days or more and still accruing	$135	$100	$—
Performing impaired loans, net of specific allowances	180	—	—
Restructured loans	1,387	1,882	743
Delinquent residential loans purchased	1,288	1,464	1,705

Total potential problem loans	$2,990	$3,446	$2,448

     Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are still accruing impaired loans, and delinquent purchased loans were non-performing residential loans purchased at a discount. There were no commitments to lend additional funds on non-performing loans or potential problem loans at December 31, 2003.

     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$1,122	$872	$160
Provisions for losses on REO	812	1,467	117
Net (gains) losses on sales	(1,984)	(117)	(1,053)

Total (income) loss	$(50)	$2,222	$(776)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Activity in the allowance for real estate owned consisted of (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Balance, beginning of period	$—	$—	$310
Net charge-offs:
Commercial real estate	(750)	(1,500)	(220)
Residential real estate	(62)	33	(207)

Total net charge-offs	(812)	(1,467)	(427)
Provision for losses on REO	812	1,467	117

Balance, end of period	$—	$—	$—

5. Accrued Interest Receivable

     Accrued interest receivable consists of (in thousands):

	December 31,
	2003	2002
Loans receivable	$15,700	$17,555
Investment securities and tax certificates	10,269	11,390
Interest rate swaps	—	789
Securities available for sale	1,897	4,250

	$27,866	$33,984

6. Office Properties and Equipment

     Office properties and equipment was comprised of (in thousands):

	December 31,
	2003	2002
Land	$22,422	$22,668
Buildings and improvements	70,446	68,291
Furniture and equipment	49,923	44,907

Total	142,791	135,866
Less accumulated depreciation	49,214	43,167

Office properties and equipment — net	$93,577	$92,699

     During 2002, BankAtlantic purchased a $14.3 million office facility to consolidate BankAtlantic’s headquarters and back office operations into a centralized facility. As of December 31, 2003 the Company had incurred approximately $3 million in renovation costs.

     During 2002, the Company discontinued certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down.

     During 2001, the Company finalized a plan to exit its in-store branches resulting in a $550,000 impairment charge on leasehold improvements. The Company also sold fourteen in-store branches to unrelated financial institutions and recorded gains of $384,000 and $1.6 million during the years ended December 31, 2002 and 2001, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Deposits

     The weighted average nominal interest rate payable on deposit accounts at December 31, 2003 and 2002 was 0.94% and 1.79%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
Interest free checking	$645,036	21.09%	$462,718	15.84%
Insured money fund savings 0.83% at December 31, 2003, 1.20% at December 31, 2002,	865,590	28.31	775,175	26.54
NOW accounts 0.30% at December 31, 2003, 0.50% at December 31, 2002,	533,888	17.46	399,985	13.70
Savings accounts 0.28% at December 31, 2003, 0.56% at December 31, 2002,	208,966	6.83	163,641	5.60

Total non-certificate accounts	2,253,480	73.69	1,801,519	61.68

Certificate accounts:
Less than 2.00%	455,709	14.90	259,328	8.88
2.01% to 3.00%	147,446	4.82	222,475	7.62
3.01% to 4.00%	45,546	1.49	65,972	2.26
4.01% to 5.00%	51,379	1.68	284,611	9.75
5.01% and greater	102,382	3.35	280,193	9.59

Total certificate accounts	802,462	26.24	1,112,579	38.10

Total deposit accounts	3,055,942	99.93	2,914,098	99.78

Fair value adjustment related to hedged deposits	—	—	843	0.03
Premium on brokered deposits	(798)	(0.03)	—	—
Fair value adjustment related to acquisitions	472	0.02	929	0.03
Interest earned not credited to deposit accounts	2,526	0.08	4,685	0.16

Total	$3,058,142	100.00%	$2,920,555	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Money fund savings and NOW accounts	$11,142	$15,338	$20,241
Savings accounts	856	1,362	1,451
Certificate accounts — below $100,000	10,914	24,177	30,324
Certificate accounts, $100,000 and above	13,457	22,140	33,960
Less early withdrawal penalty	(180)	(240)	(308)

Total	$36,189	$62,777	$85,668

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2003, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
	2004	2005	2006	2007	2008	Thereafter
Less than 2.00%	$341,975	$104,606	$8,603	$159	$354	$12
2.01% to 3.00%	19,929	51,992	70,235	1,583	3,707	—
3.01% to 4.00%	7,885	12,491	1,571	5,799	17,399	401
4.01% to 5.00%	36,667	2,924	7,755	4,032	1	—
5.01% and greater	67,607	29,263	3,057	2,166	289	—

Total	$474,063	$201,276	$91,221	$13,739	$21,750	$413

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2003
3 months or less	$94,378
4 to 6 months	45,885
7 to 12 months	75,049
More than 12 months	227,798

Total	$443,110

     Included in certificate accounts at December 31 was (in thousands):

	2003	2002
Brokered deposits	$145,559	$37,857
Public deposits	180,241	286,908

Total institutional deposits	$325,800	$324,765

     Ryan Beck acted as principal dealer in obtaining $20.7 million and $22.9 million of the brokered deposits outstanding as of December 31, 2003 and 2002, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed. At December 31, 2002, $33 million of ten and fifteen year callable fixed rate time deposits with an average interest rate of 5.89% were included with brokered deposits. Callable interest rate swap contracts were written to swap the 5.89% average fixed interest rate to a three month LIBOR interest rate. The Company elected to account for the interest rate swaps as fair value hedges (see Note 19). During 2003, BankAtlantic called the deposits and terminated the interest rate swap contracts.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Advances from Federal Home Loan Bank and Federal Funds Purchased

Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Payable During Year	Year		December 31,
Ending December 31,	Callable	Interest Rate	2003	2002
2003		5.39% to 7.25%	$—	$145,611
2004		2.80% to 5.68%	6,250	128,750
2005		6.09% to 6.15%	—	75,000
2005		1.86%	17,500	—
2006		1.89%	18,750	—
2007		5.68%	25,000	25,000
2008		5.32% to 5.67%	492,000	—
2010		5.84% to 6.34%	32,000	32,000

Total fixed rate advances			591,500	406,361

2007	2003	1.69% to 1.93%	—	122,500
2008	2003	5.32% to 5.67%	—	492,000
2008	2004	1.31%	25,000	—
2011	2004	4.50% to 4.90%	50,000	50,000
2011	2005	5.05	30,000	30,000

Total callable fixed rate advances - European			105,000	694,500

2004	2004	5.47%	—	10,000
2009	2004	5.06%	10,000	10,000
2010	2003	5.52%	—	30,000

Total callable fixed rate advances - Bermuda			10,000	50,000

Adjustable rate advances
2003		4.15% to 4.90%	—	68,000
2004		1.17% to 1.40%	50,000	50,000
2006		1.18% to 5.46%	25,000	25,000

Total adjustable rate advances			75,000	143,000

Purchase accounting fair value adjustments			705	3,309

Total FHLB advances			$782,205	$1,297,170

Average cost during period			4.79%	5.21%

Average cost end of period			4.67%	4.83%

     European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Once the FHLB exercises its call option, the Company has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance.

     At December 31, 2003, $1.4 billion of 1-4 family residential loans, $252.1 million of commercial real estate loans and $328.5 million of consumer loans were pledged against FHLB advances and an FHLB letter of credit securing public deposits. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.

     BankAtlantic’s line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years.

     On December 31, 2003, BankAtlantic pledged $12.4 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $10.0 million. The FRB line of credit has not yet been utilized by the Company.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During the year ended December 31, 2003, the Company repaid $325 million of fixed rate FHLB advances that would have matured within 24 months and incurred a prepayment penalty of $10.9 million. The weighted average rate of FHLB advances repaid was 5.57%.

Federal Funds Purchased:

     BankAtlantic established $245.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, (dollars in thousands):

	2003	2002	2001
Ending balance	$—	$—	$61,000
Maximum outstanding at any month end within period	$180,000	$85,000	$107,000
Average amount outstanding during period	$60,179	$47,704	$54,167
Average cost during period	1.29%	1.85%	3.86%

9. Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2003 and 2002 the outstanding balances of customer repurchase agreements were $138.8 million and $116.3 million, respectively. There were no repurchase agreements outstanding to institutions at December 31, 2003 and 2002.

     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Maximum borrowing at any month-end within the period	$365,042	$540,880	$714,121
Average borrowing during the period	$193,068	$327,001	$542,296
Average interest cost during the period	1.11%	1.73%	4.09%
Average interest cost at end of the period	0.73%	1.08%	1.52%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
December 31, 2003 (1)	Cost	Value	Balance	Rate
December 31, 2002 (1)
Mortgage-backed securities	$124,759	$128,118	$122,661	0.73%
REMIC	16,846	16,866	16,148	0.73

Total	$141,605	$144,984	$138,809	0.73%

December 31, 2002 (1)
Mortgage-backed securities	$113,494	$117,317	$109,690	1.08%
REMIC	7,024	7,047	6,589	1.08

Total	$120,518	$124,364	$116,279	1.08%

(1)	At December 31, 2003 and 2002, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

     All repurchase agreements existing at December 31, 2003 matured and were repaid in January 2004. These securities were held by unrelated broker dealers.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Subordinated Debentures, Other Debt, and Trust Preferred Securities

     The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2003 and 2002 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2003	2002	Rate	Date
BBC Borrowings
5 5/8% convertible debentures (1)	11/25/97	$—	$46,042	5.63%	12/1/2007
Bank line of credit	8/24/00	100	16,100	Prime -.50%	9/1/2004
Notes payable - retention plan	6/28/02	—	3,675	5.75%	6/28/2003

Total BBC borrowings		100	65,817

BankAtlantic Borrowings
Subordinated debentures (2)	10/29/02	22,000	22,000	LIBOR + 3.45%	11/7/2012
Development notes	Various	2,739	—	Various%	Various
Mortgage-Backed Bond	3/22/02	10,954	13,755	(3)	9/30/2013

Total BankAtlantic Borrowings		35,693	35,755

Levitt Borrowings
Acquisition Note	9/15/00	—	10,500	Prime +1/2%	9/1/2005
Working Capital Line	9/15/00	—	3,500	Prime +1%	9/15/2004
Development Bonds	Various	—	4,581	Various%	Various
Working capital line of credit	9/20/01	—	112	LIBOR +2.75%	9/30/2003
Acquisition and Development Notes	Various	—	70,802	Various%	Various
Other loans	9/25/01	—	445	Various%	Various

Total Levitt borrowings		—	89,940

RB Holdings, Inc. Borrowings
Notes Payable	4/26/02	802	2,304	LIBOR + 2.65%	5/1/2004

Total debentures, notes and bonds		$36,595	$193,816

(1)	Convertible at the option of the holder into shares of Class A common stock at a conversion price of $11.25 per share.

(2)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(3)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

     The Company had the following junior subordinated debentures outstanding at December 31, 2003 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate	Date	Date
Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%	3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%	9/27/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%	12/19/2032	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%	12/19/2032	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40 (2)%	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45(2)%	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65(2)%	4/07/2033	4/07/2008

Total Subordinated Debentures (1)		$263,266

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Adjusts to floating LIBOR rate five years from the issue date.

     The Company had the following trust preferred securities outstanding at December 31, 2002 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
	Date	Amount	Rate	Date	Date
BBC Capital Trust II	3/5/2002	$55,375	8.50%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	25,000	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	25,000	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	10,000	LIBOR + 3.40%	9/27/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	15,000	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	25,000	LIBOR + 3.25%	12/19/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	15,000	LIBOR + 3.35%	12/19/2032	12/19/2007
BBC Capital Trust IX	12/19/2002	10,000	LIBOR + 3.35%	12/19/2032	12/19/2007

Total Trust Preferred Securities (1)		$180,375

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

     Annual Maturities of Junior Subordinated Debentures and Other Debt outstanding at December 31, 2003 are as follows (in thousands):

Year Ending
December 31,	Amount
2004	$2,785
2005	—
2006	856
2007	—
2008	—
Thereafter	296,220

$299,861

     At December 31, 2003 and 2002, $7.6 million and $7.3 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures, trust preferred securities and other debt were included in other assets in the Company’s statements of financial condition.

Junior Subordinated Debentures and Trust Preferred Securities:

     The Company has formed eleven statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Company. The trust preferred securities are fully and unconditionally guaranteed by the Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Company to purchase junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events, as defined, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to the Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, the Company has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier than the redemption date. Exercise of this right is also subject to the Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

     Prior to January 1, 2003, the Trusts were consolidated in the Company’s financial statements, with the trust preferred securities issued by the Trusts reported as guaranteed preferred beneficial interests in Company’s junior subordinated debentures and the junior subordinated debentures were eliminated in consolidation. Upon the implementation of FIN No. 46, as revised in December 2003, the Trusts are no longer consolidated in the Company’s financial statements. As a consequence the Company reports its junior subordinated debentures issued to the Trusts as liabilities and reports its investment in the Trusts as investment in unconsolidated subsidiaries. The effect of the implementation of Fin No. 46 on the Company’s consolidated statement of financial condition was to increase investment in unconsolidated subsidiaries by $5.5 million, decrease guaranteed preferred beneficial interest in Company’s Junior Subordinated Debentures by $180.4 million and increase junior subordinated debentures by $185.9 million. The effect of the implementation on the Company’s statement of operations was to increase income from unconsolidated subsidiaries by $425,000 and increase interest expense by $425,000.

     During the year ended December 31, 2003, the Company participated in three pooled trust preferred securities offerings in which an aggregate of $77.3 million of junior subordinated debentures were issued. The subordinated debentures pay interest quarterly at fixed rates ranging from 6.40% to 6.65% per annum until 2008, and thereafter at a floating rate equal to 3-month LIBOR plus 315-325 basis points. The net proceeds to the Company from the subordinated debentures offerings after the Company’s investment in the related Trusts, placement fees and expenses were approximately $74 million.

     A portion of the net proceeds from the above junior subordinated debenture issuance were used to redeem the Company’s $45.8 million of 5.625% Convertible Subordinated Debentures and pay down $16 million of borrowings under the Company’s credit facility with an unrelated financial institution. The Company wrote off $732,000 of deferred offering costs and incurred a $916,000 call premium upon retirement of the debentures.

     During the year ended December 31, 2002, the Company participated in seven pooled trust preferred securities offerings in which an aggregate of $125 million of trust preferred securities were issued. The trust preferred securities pay interest quarterly at a floating rate equal to 3-month LIBOR plus a spread and are redeemable five years from the issue date. The net proceeds to the Company from the trust preferred securities offerings after placement fees and expenses were approximately $121.1 million. Additionally, in March 2002, the Company completed an underwritten public offering in which the Company’s wholly owned statutory trust (“BBC Capital II”) issued $55.4 million of trust preferred securities. These trust preferred securities pay distributions quarterly at an 8.50% fixed rate. The net proceeds to the Company from the publicly offered trust preferred securities after underwriting discounts and expenses was approximately $53.3 million.

     The Company used the proceeds from the above trust preferred securities offerings to retire $74.8 million of 9.5% trust preferred securities, $21 million of 9% subordinated debentures, to fund a portion of BankAtlantic’s purchase of Community, Levitt’s investment in Bluegreen and Ryan Beck’s acquisition of certain assets and the assumption of certain liabilities of Gruntal & Co., and for general corporate purposes. The Company wrote off $2.4 million of deferred offering costs associated with the retirement of the debentures and trust preferred securities and incurred a $716,000 call premium associated with the retirement of the debentures.

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

BBC:

Revolving Credit Facility:

     On August 24, 2000, the Company entered into a revolving credit facility of $20 million from an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. On September 17, 2001 the maturity date

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the credit facility was extended to September 2004, and the maximum outstanding balance of the credit facility was increased from $20 million to $30 million. In January 2004, the maturity date of the note was extended to March 2005. The Company was in compliance with all loan covenants at December 31, 2003.

Notes Payable Retention Plan:

     On June 28, 2002, the participants in the BankAtlantic Bancorp, Inc. Deferred Compensation Plan relating to the acquisition of Ryan Beck vested in their compensation awards and the Company elected to issue notes for 50% of the award. The Company repaid the notes in May 2003.

BankAtlantic:

     In connection with the acquisition of Community, BankAtlantic assumed a $15.9 million mortgage-backed bond, valued at $14.3 million at the acquisition date. The bond had a $11.0 million outstanding balance at December 31, 2003. BankAtlantic pledged $20.4 million of residential loans as collateral for this bond at December 31, 2003.

     In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.

     The development notes are the obligation of a real estate joint venture that was acquired in connection with the acquisition of Community. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus .75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes have maturity dates ranging from 2004 to 2006. BankAtlantic’s wholly-owned subsidiary has a 50% interest in the real estate joint venture and effective January 1, 2003, the joint venture was included in the Company’s consolidated financial statements upon the implementation of FIN No. 46.

Ryan Beck:

     At December 31, 2003, Ryan Beck had a line of credit facility with an unrelated financial institution in the amount of $10 million with an interest rate of LIBOR plus 1.50%. The line expires on April 1, 2004, and is secured by certificates of deposit (“CDs”) from Ryan Beck’s certificate of deposit wholesale business. There were no amounts outstanding under this facility at December 31, 2003.

     During the year ended December 31, 2002, Ryan Beck borrowed $5.0 million from BankAtlantic Bancorp, Inc. for general corporate purposes and repaid the loan in September 2003. This intercompany loan was eliminated in consolidation.

     As part of the Gruntal transaction, Ryan Beck assumed a $3.4 million note payable secured by leasehold improvements and equipment in nine branch locations. The note bears interest at 3-month LIBOR plus 265 basis points and matures on May 1, 2004. The outstanding balance of this note at December 31, 2003 and 2002 was $802,000 and $2.3 million, respectively.

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

Levitt Corporation:

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Levitt acquisition and development loan obligations at December 31, 2002 were secured by land acquisitions, construction and development of various communities located in Florida. The fixed rate loan totaled $13.0 million and has an interest rate of 7.50% and a maturity date of May 2012. The variable rate loans total $57.8 million and are indexed to the prime rate of interest with maturity dates ranging from February 2003 to August 2007.

     At December 31, 2002, Levitt had $4.6 million of development bonds outstanding with fixed interest rates ranging from 5.88% to 6.50% with maturity dates ranging from October 2004 to May 2009.

11. Restricted Stock, Common Stock and Common Stock Option Plans

Issuance of Class A Common Stock

     In April 2003, the Company called for redemption approximately $45.8 million of 5.625% Convertible Subordinated Debentures due 2007. The Convertible Subordinated Debentures were redeemed at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of Class A Common Stock.

     During December 2001, the Company sold 6.9 million shares of its Class A common stock in an underwritten public offering at a price of $8.25 per share. The net proceeds after underwriting discounts and expenses were approximately $53.5 million. The Company used the proceeds to fund a portion of the purchase price to acquire Community.

     On August 15, 2001, the Company called for redemption approximately $51 million in principal amount of its outstanding 6-3/4% Convertible Subordinated Debentures due 2006. The 63/4% Convertible Debentures were convertible into Class A common stock at $5.70 per share. At the redemption date on September 19, 2001, all but approximately $251,000 of the 63/4% Convertible Debentures were converted by holders into an aggregate of 8,919,649 shares of Class A common stock.

     During July 2001, the Company sold 5.1 million shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. The net proceeds after underwriting discounts and expenses were approximately $40.3 million and were used to redeem approximately $34.8 million of the Company’s subordinated investment notes and for general corporate purposes.

     During the years ended December 31, 2003, 2002 and 2001, the Company received net proceeds of $4.5 million, $1.2 million and $1.6 million, respectively, from the exercise of stock options.

Restricted Stock:

     During the years ended December 31, 2003, 2002 and 2001, the Company issued 12,500, 1,500 and 196,500 shares, respectively, of restricted Class A common stock to certain key employees of BankAtlantic. The restricted stock vests over designated periods and had a fair market value of $148,000, $17,000 and $1.4 million on the issue dates, respectively. During the years ended December 31, 2003, 2002 and 2001, 21,000, 21,000 and zero shares, respectively, of restricted stock vested and 183,287 shares of restricted stock remain outstanding.

     In December 1998, the Company adopted a Restricted Stock Incentive Plan (“BankAtlantic Bancorp-Ryan Beck Restricted Stock Incentive Plan”) to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 shares of restricted Class A common stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards. The Board granted 16,287 shares of restricted Class A common stock under this plan to key employees of Ryan Beck in 2001. The fair value of the award at the grant date is recorded as compensation expense over the vesting period. The restricted stock vests over designated periods and the shares granted in 2001 had a fair market value of $100,000 at the grant date. During the years ended December 31, 2003, 2002 and 2001, 33,760, zero and zero shares, respectively, of restricted stock vested.

Retention Pool:

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key officers of Ryan Beck, under which 785,866 shares of restricted Class A common stock (valued at $8.1 million at the acquisition date ) were issued to key employees. The shares vested four years from the date of acquisition and are treated as compensation expense. In January 2000, each participant in the retention pool was provided the opportunity to exchange the restricted shares that were allocated to such participant for a cash-based deferred compensation award in an amount equal to the aggregate value at the date of the Ryan Beck acquisition. The deferred compensation awards were granted under the BankAtlantic Bancorp, Inc. Deferred Compensation Plan (“Plan”). On March 1, 2000, 749,533 shares of restricted Class A common stock out of the 755,474 shares of restricted common stock outstanding were retired in exchange for the establishment of interests in the new plan in the aggregate amount of $7.8 million. All participant accounts under the plan vested on June 28, 2002, and the remaining participants received, in the aggregate, 5,941 shares of Class A common stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable had a 5.75% interest rate and were paid in full in May 2003. Included in the Company’s statement of operations during 2002 and 2001 was $1.0 million and $2.0 million, respectively, of compensation expense associated with the Plan.

BankAtlantic Bancorp Stock Option Plans:

	Stock Option Plans

	Maximum	Shares	Class of	Vesting	Type of
	Term (3)	Authorized (6)	Stock	Requirements	Options (5)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A	(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(2)	NQ
1999 Stock Option Plan	10 years	862,500	A	(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Options vest at the discretion of the Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck the Company assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire. The options vest ratably over four years.

(5)	ISO - Incentive Stock Option
NQ - Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. The Company’s shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting.

     In January 2004, in connection with the Levitt spin-off and in accordance with the terms of all the option plans, the Company adjusted the exercise price and number of options granted for all options then outstanding in order to restore the option holder’s intrinsic value. In addition, the shares authorized under the 2001 Amended and Restated Stock Option Plan were adjusted by the same ratio applied to each participant increasing such Plan’s authorized shares to 3,918,891. The number of shares authorized under all other plans was increased in the amount necessary to provide for the increased number of options outstanding under such plans following the above-referenced adjustment.

Ryan Beck Stock Option Plan:

     Ryan Beck’s Board of Directors adopted the Ryan Beck & Co., Inc. Option Plan (the “Plan”) effective March 29, 2002. The Plan provides for the grant of not more than an aggregate 510,000 options to acquire Ryan Beck common stock. As of December 31, 2003, 8,125,000 shares of Ryan Beck common stock were outstanding, all of which is owned by the Company.

     In March 2002, Ryan Beck’s Board of Directors granted to certain executives, pursuant to the Plan, options to acquire an aggregate of 385,000 shares of Ryan Beck common stock at an exercise price below fair value at the date of grant ($4.80), all of which vested immediately. The Company recorded $92,000 of compensation expense associated with the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of these options in 2002. Additionally, in June 2002, 107,500 Ryan Beck options were granted with an exercise price equal to the fair value at the date of grant ($5.04), all of which vest four years from the grant date. During 2003, 25,000 Ryan Beck options were granted with an exercise price equal to the fair value at the date of grant ($10.09), all of which vest four years from the grant date. During 2003, 7,500 Ryan Beck options issued during 2003 were forfeited.

     Upon exercise of the options, the Company or Ryan Beck has the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. The Company and Ryan Beck also have the right of first refusal on any sale of Ryan Beck common stock issued as a result of the exercise of an option, and the Company has the right to require any common stockholder to sell its shares in the event that the Company sells its interest in Ryan Beck.

     A summary of the Company’s Class A common stock option activity was:

Class A
Outstanding
Options

Outstanding at December 31, 2000	5,490,386
Exercised	(361,085)
Forfeited	(227,097)
Issued	553,875

Outstanding at December 31, 2001	5,456,079
Exercised	(269,428)
Forfeited	(243,606)
Issued	759,600

Outstanding at December 31, 2002	5,702,645
Exercised	(996,305)
Forfeited	(172,075)
Issued	777,100

Outstanding at December 31, 2003	5,311,365

Available for grant at December 31, 2003	1,007,282

	For the Years Ended December 31,

	2003	2002	2001

Weighted average exercise price of options outstanding at period end	$6.04	$5.44	$4.70
Weighted average exercise price of options exercised	5.36	4.98	4.32
Weighted average price of options forfeited	6.71	8.83	6.06

     In January 2004, the Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of the Company’s Class A common stock that resulted from the spin-off. The options were adjusted in accordance with FASB Interpretation No. 44 whereby the aggregate intrinsic value of the options immediately after the Levitt spin-off was adjusted to equal the aggregate intrinsic value of the options immediately before the Levitt spin-off and options were also adjusted so that the ratio of the exercise price per share to the market value per share remained unchanged. The option adjustment was accounted for as if the outstanding options prior to the Levitt spin-off were cancelled and new options were issued at the adjusted exercise price and number of shares. As a consequence of the above adjustments the outstanding options increased from 5,311,365 to 6,938,247 and the weighted average exercise price was reduced from $6.04 to $4.63 on January 6, 2004.

     The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average

	Number of			Risk Free		Expected
Year of	Options	Grant Date	Exercise	Interest	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	Volatility	Yield

2001	553,875	$1.69	$3.94	5.04%	50.00%	3.00%
2002	759,600	$5.55	$11.18	4.65%	47.00%	1.04%
2003	777,100	$4.78	$9.73	3.34%	50.00%	1.27%

     The employee turnover factor was 6.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2003. The employee turnover factor was 1.00% for incentive and non-qualifying stock options during the year ended December 31, 2002. The employee turnover factor was 13.00% for incentive stock options and 1.50% for non-qualifying stock options during the year ended December 31, 2001. The expected life for options issued during 2003 and 2002 was 7.0 years, and the expected life for options issued during 2001 was 7.5 years.

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-		Weighted-
Class of	Range of		Average	Average		Average
Common	Exercise	Number	Remaining	Exercise	Number	Exercise
Stock	Prices	Outstanding	Contractual Life	Price	Exercisable	Price

A	$ 2.26 to 2.50	1,281,013	.9 years	$2.29	1,281,013	$2.29
A	$ 2.51 to 5.00	1,197,158	5.3 years	4.17	368,829	4.83
A	$ 5.01 to 8.75	1,341,835	4.5 years	6.39	725,370	6.54
A	$8.76 to 12.23	1,491,359	8.7 years	10.44	82,995	10.95

		5,311,365	5.0 years	$6.04	2,458,207	$4.22

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/02	Contractual Life	Price	at 12/31/02	Price

A	$ 2.26 to 2.50	1,519,647	1.8 years	$2.29	1,519,647	$2.29
A	$ 2.51 to 5.00	1,339,540	6.1 years	4.21	473,164	4.84
A	$ 5.01 to 8.75	2,035,836	5.5 years	6.37	754,075	6.36
A	$8.76 to 12.23	807,622	8.5 years	11.07	92,017	10.44

		5,702,645	5.1 years	$5.44	2,838,903	$4.06

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

		Options Outstanding			Options Exercisable

			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/02	Contractual Life	Price	at 12/31/01	Price

A	$ 2.26 to 4.44	2,474,742	5.0 years	$2.89	1,597,866	$2.34
A	$ 4.45 to 7.83	2,684,066	6.0 years	5.93	851,406	5.24
A	$7.84 to 12.23	297,271	5.3 years	8.71	105,459	9.35

		5,456,079	5.5 years	$4.70	2,554,731	$3.60

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

     The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Continuing operations	$23,424	$9,051	$17,960
Discontinued operations	16,512	6,825	4,640
Extraordinary items	—	2,771	—
Cumulative effect of a change in accounting principle	—	(1,246)	683

Total provision for income taxes	$39,936	$17,401	$23,283

Continuing operations:
Current:
Federal	$15,555	$15,422	$19,488
State	2,515	425	118

	18,070	15,847	19,606

Deferred:
Federal	6,429	(6,094)	(1,842)
State	(1,075)	(702)	196

	5,354	(6,796)	(1,646)

Provision for income taxes	$23,424	$9,051	$17,960

     The Company’s actual provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,

	2003		2002		2001

Income tax provision at expected federal income tax rate of 35%	$21,707	35.00%	$9,870	35.00%	$14,172	35.00%
Increase (decrease) resulting from:
Tax-exempt interest income	(267)	(0.43)	(275)	(0.98)	(165)	(0.41)
Provision (benefit) for state taxes, net of federal benefit	2,104	3.39	(1,299)	(4.61)	(247)	(0.61)
Change in valuation allowance	(1,168)	(1.88)	1,071	3.80	797	1.97
Low income housing tax credits	(555)	(0.89)	(416)	(1.48)	—	—
Impairment and amortization of goodwill	—	—	—	—	3,590	8.87
Levitt spin-off nondeductible items	1,275	2.06	—	—	—	—
Other – net	328	0.52	100	0.36	(187)	(0.46)

Provision for income taxes	$23,424	37.77%	$9,051	32.09%	$17,960	44.36%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Deferred tax assets:
Provision for restructuring charges and write-downs	$294	$191	$404
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	27,125	29,470	19,953
Federal and State net operating loss carryforward	2,661	5,003	3,410
Compensation expensed for books and deferred for tax purposes	3,754	3,915	3,147
Goodwill impairment for books in excess of tax amortization	—	1,086	—
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	1,293	7,291	10,527
Other	1,291	3,152	1,360

Total gross deferred tax assets	36,418	50,108	38,801
Less valuation allowance	2,470	4,369	7,682

Total deferred tax assets	33,948	45,739	31,119

Deferred tax liabilities:
Tax bad debt reserve in excess of base year reserve	—	293	546
Deferred loan income	885	918	688
Change in investment of unconsolidated real estate subsidiary	—	1,762	—
Purchase accounting adjustments for bank acquisitions	2,229	1,356	—
Accumulated other comprehensive income	3,297	2,278	8,555
Prepaid pension expense	2,607	—	2,618
Other	1,931	3,816	833

Total gross deferred tax liabilities	10,949	10,423	13,240

Net deferred tax asset	22,999	35,316	17,879
Less net deferred tax asset at beginning of period	(35,316)	(17,879)	(25,973)
Acquired net deferred tax asset, net of valuation allowance	—	(8,175)	—
Increase (decrease) in accumulated other comprehensive income	1,019	(6,277)	7,497

(Provision) benefit for deferred income taxes	(11,298)	2,985	(597)
Provision for deferred income taxes - discontinued operations	4,073	2,286	2,243
Reduction in deferred tax asset associated with Levitt spin-off and GMS sale	1,871	—	—
Provision for deferred income taxes - extraordinary item	—	2,771	—
Benefit for deferred income taxes - cumulative effect of an accounting change	—	(1,246)	—

(Provision) benefit for deferred income taxes - continuing operations	$(5,354)	$6,796	$1,646

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Balance, beginning of period	$4,369	$7,682	$7,331
Discontinued operations valuation allowance activity	(418)	(3,479)	(323)
Increase (reduction) in state deferred tax valuation allowance	(1,168)	1,071	797
Other decreases and reclassifications	(313)	(905)	(123)

Balance, end of period	$2,470	$4,369	$7,682

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategies that could be implemented, if required. A valuation allowance was required at December 31, 2003, 2002 and 2001 as it was management’s assessment that, based on available information, it is more likely than not that a portion of the deferred tax asset will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.

     At December 31, 2003, the Company had State net operating loss carryforwards (“NOL’s”) and Federal NOL’s of $50 million and $352,000, respectively. The NOL’s expire through the year 2017. Utilization of the State NOL carryforward is restricted by State jurisdiction and management believes that it is more likely than not that the State NOL will not be realized.

     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2003 the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. Included in this amount was $11.4 million of excess allowance acquired in connection with the Community acquisition. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be imposed.

13. Pension and 401(k) Plans

Pension Plan:

     At December 31, 1998, the Company froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.

     The following tables set forth the Plan’s funded status and the minimum pension liability or prepaid pension cost included in the consolidated statements of financial condition at (in thousands):

	December 31,

	2003	2002

Projected benefit obligation at the beginning of the year	$22,276	$21,088
Interest cost	1,485	1,424
Actuarial loss	148	563
Benefits paid	(815)	(799)

Projected benefit obligation at end of year	$23,094	$22,276

	December 31,

	2003	2002

Fair value of Plan assets at the beginning of year	$17,860	$24,566
Actual return on Plan assets	6,132	(5,907)
Employer contribution	750	—
Benefits paid	(815)	(799)

Fair value of Plan assets as of actuarial date	$23,927	$17,860

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Actuarial present value of projected benefit obligation for service Rendered to date	$(23,094)	$(22,276)
Plan assets at fair value as of the actuarial date	23,927	17,860

(Unfunded) funded accumulated benefit obligation (1)	833	(4,416)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	5,924	11,650

Prepaid pension cost (2)	$6,757	$7,234

(1)	The measurement date for the accumulated benefit obligation was December 31, 2003 and 2002. The December 31, 2002 unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The December 31, 2003 prepaid pension cost was recorded in other assets in the Company’s consolidated statement of financial condition.

     For the year ended December 31, 2002, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

Amount

Change in prepaid pension cost in other assets	$(7,234)
Minimum pension liability in other liabilities	(4,416)
Change in deferred tax assets	4,194

Increase (decrease) in other comprehensive income	$(7,456)

Net pension expense (benefit) includes the following components (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Service cost benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,485	1,424	1,429
Expected return on plan assets	(1,470)	(1,989)	(2,381)
Amortization of unrecognized net gains and losses	1,212	314	—

Net periodic pension expense (benefit) (1)	$1,227	$(251)	$(952)

(1)	Periodic pension expense (benefit) is included as an increase/decrease in compensation expense.

     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,

	2003	2002	2001

Weighted average discount rate	6.75%	6.75%	7.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	9.00%	9.00%

     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2003. The Company contributed $750,000 to the Plan during the year ended December 31, 2003. The Company did not make any contributions to the Plan during the years ended

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002 and 2001. The Company will not be required to contribute to the Plan for the year ending December 31, 2004.

     The Company’s pension plan weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	Plan Assets
	At December 31,

	2003	2002

Equity securities	57.45%	71.16%
Debt securities	38.13	27.70
Cash	4.42	1.14

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under performance can be attributed to market conditions rather than management deficiencies. Management changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2003, 16% of the Plan’s assets were invested in the aggressive growth category.

     The Plan’s targeted asset allocation is 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2004. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2004	$830
2005	856
2006	909
2007	941
2008	977
Years 2009-2013	7,023

     There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees reach normal retirement age.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan:

     The table below outlines the terms of the Company’s Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Employee Salary Contribution Limit (1)	$12.0	$11.0	$10.5
Percentage of Salary Limitation (2)	75%	75%	20%
Employer Match Contribution (3)	$1,558	$1,800	$1,500
Vesting of Employer Match	Immediate	Immediate	5 years (4)

(1)	For the 2003 and 2002 plan year, employees over the age of 50 were entitled to contribute $14,000 and $12,000, respectively.

(2)	Highly compensated employees were limited to a maximum contribution of 7% of salary during the 2001 plan year.

(3)	During the 2003 and 2002 plan year, the employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the 2001 plan year, the employer matched 100% of the first 4% of employee contributions.

(4)	The vesting period is pro-rata over 5 years from the date of hire.

BankAtlantic Profit Sharing Plan

     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific profitability and loan and deposit growth goals. Included in compensation expense during the year ended December 31, 2003 was $3.6 million of expenses associated with the Plan.

Ryan Beck Plans:

     As of December 31, 2003, Ryan Beck maintains one retirement plan for eligible employees, the 401(k) Savings Plan. In 2002 and 2001 Ryan Beck maintained two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

     Ryan Beck maintained a nonvoluntary Money Purchase Pension Plan to which Ryan Beck contributed 5% of an employee’s eligible earnings, subject to certain limitations in 2002. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000 and $1.4 million during the years ended December 31, 2002 and 2001, respectively. Ryan Beck contributed 8% of an employee’s eligible earnings, subject to certain limitations during the year ended December 31, 2001. The Ryan Beck Money Purchase Pension Plan was liquidated into the Ryan Beck 401(k) Savings Plan during 2003.

     Ryan Beck’s employees may contribute up to 12% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. For the period January 1, 2001 to March 2001, Ryan Beck matched dollar-for-dollar the first 4% of contributions for salaried employees and the first 2.5% for financial consultants. Effective April 1, 2001, Ryan Beck suspended the matching contributions to its 401(k) Savings Plan. In 2003, Ryan Beck matched 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 1% of contributions for salaried employees as a discretionary match during 2003. Included in employee compensation and benefits on the consolidated statement of operations was $332,420, $0, and $224,000 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2003, 2002 and 2001, respectively.

     During the year ended December 31, 2002, Ryan Beck instituted the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee can elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. In 2003, the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

former Gruntal Deferred Compensation Plan was merged into this plan. At December 31, 2003 and 2002 the deferred compensation obligation payable under this plan totaled $13.8 million and $9.7 million, respectively.

     During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan in which a bonus account was established for $1.5 million. The bonus account will amortize into compensation expense pro-rata over a four year period. The bonus account vests and is payable 25% per year on the first business day in January 2004 through 2007.

     In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual matching contribution and, in some cases, special allocations, both of which would vest if the employee remained employed for ten years from the plan year for which contributions were made. The obligations were not required to be funded and were unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected investment measurement options chosen by each participant during the deferral period. On April 26, 2002, Ryan Beck froze the plan, and participants could no longer continue to make contributions and related matches ceased. In August 2002, Ryan Beck allowed the participants in the plan to elect to withdraw their vested benefits upon forfeiting their unvested benefits. During September 2002, $15.9 million of Ryan Beck’s mutual fund investments assigned to the plan were withdrawn, resulting in a $2.5 million realized loss included in income from investment banking activity in the statement of operations. All unvested amounts will vest no later than 2011. During the year ended December 31, 2003, Ryan Beck realized compensation expense of $3.0 million associated with the increase in the nonqualified deferred compensation plan obligation. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the plan obligation.

     In July 2002, Ryan Beck established a retention plan for certain Gruntal financial consultants, key employees and others. Pursuant to the retention plan, the participants were granted a length of service award and a retention award in forgivable notes in the aggregate amounts of $900,000 and $11.0 million, respectively. The participants received forgivable notes of $5.7 million, $2.9 million and $2.4 million in July 2002, February 2003 and January 2004, respectively. Each forgivable note will have a term of five years. A pro-rata portion of the principal amount of the note is forgiven each month over the five year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck.

     Included in other assets at December 31, 2003 and 2002 were $15.1 million and $14.8 million, respectively, of forgivable notes receivable to certain employees of Ryan Beck. These notes receivable are forgivable loans and are amortized over a five-year period from the date of the notes. Included in compensation expense for the year ended December 31, 2003 and 2002 was $4.9 million and $3.7 million, respectively, of forgivable note receivable amortization.

14. Commitments and Contingencies

     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2003, for the periods shown were (in thousands):

Year Ending December 31,	Amount

2004	$12,476
2005	11,012
2006	9,094
2007	6,758
2008	4,845
Thereafter	10,362

Total	$54,547

	For the Years Ended December 31,

	2003	2002	2001

Rental expense for premises and equipment	$17,697	$16,327	$10,315

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2003, BankAtlantic leased 85 ATMs located in BankAtlantic branch locations, cruise ships and various retail outlets.

     In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,

	2003	2002

Commitments to sell fixed rate residential loans	$12,962	$88
Commitments to sell variable rate residential loans	3,740	—
Forward contract to purchase mortgage-backed securities	8,611	39,128
Commitments to purchase other investment securities	—	200
Commitments to purchase fixed rate residential loans	40,242	—
Commitments to purchase variable rate residential loans	3,500	300,643
Commitments to extend credit, including the undisbursed portion of loans in process	1,418,809	1,126,384
Standby letters of credit	31,722	35,927
Commercial lines of credit	162,623	209,708

     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $16.8 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $26.1 million at December 31, 2003. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.6 million at December 31, 2003. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2003 was $110,000 of unearned guarantee fees.

     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $50.1 million and $60.2 million at December 31, 2003 and 2002, respectively.

     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2003 BankAtlantic was in compliance with this requirement, with an investment of approximately $40.3 million in stock of the FHLB of Atlanta.

     The Company, through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and hedge market risk exposures. These financial instruments include securities sold, but not yet purchased and future contracts. Securities sold, but not yet purchased represent obligations of the Company to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk as the Company’s ultimate obligation may exceed the amount recognized in the Consolidated Statement of Financial Condition.

15. Regulatory Matters

     The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the Office of Thrift Supervision (“OTS”), including normal supervision and reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 8,296,890 shares of Class A common stock and 100% of Class B common stock which amounts to 22% of the Company’s outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2003, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2003, this capital distribution limitation was $67.5 million.

     Ryan Beck has not paid dividends to the Company, although, subject to regulatory and capital requirements, it may do so in the future.

     Bank Atlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To be Considered
	Actual		Adequacy Purposes		Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total risk-based capital	$447,967	12.06%	$297,208	8.00%	$371,509	10.00%
Tier I risk-based capital	$379,505	10.22%	$148,604	4.00%	$222,906	6.00%
Tangible capital	$379,505	8.52%	$66,802	1.50%	$66,802	1.50%
Core capital	$379,505	8.52%	$178,138	4.00%	$222,673	5.00%
As of December 31, 2002:
Total risk-based capital	$413,469	11.89%	$278,176	8.00%	$347,720	10.00%
Tier I risk-based capital	$347,927	10.01%	$139,088	4.00%	$208,632	6.00%
Tangible capital	$347,927	7.26%	$71,873	1.50%	$71,873	1.50%
Core capital	$347,927	7.26%	$191,661	4.00%	$239,576	5.00%

     The Company’s wholly owned subsidiary, Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was approximately $26.2 million, which was $25.2 million in excess of its required net capital of $1.0 million at December 31, 2003.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2003.

16. Legal Proceedings

     On October 3, 2002, Commerce Bancorp., Inc. (“Commerce”) filed a complaint against BankAtlantic in the United States District Court for the District of New Jersey. The complaint, which seeks unspecified money damages and injunctive relief, asserts that BankAtlantic is infringing certain trademark rights allegedly owned by Commerce in the slogan “AMERICA’S MOST CONVENIENT BANK” by virtue of BankAtlantic’s use of the slogan “FLORIDA’S MOST CONVENIENT BANK.” Commerce also filed an amended complaint, which asserts additional claims for trademark infringement based on Commerce’s allegation that BankAtlantic’s use of the word “WOW!” infringes trademark rights purportedly owned by Commerce in the phases “WOW ANSWER GUIDE,” “COMMERCE WOW ZONE” “COMMERCEWOW!ZONE” “COMMERCEWOW!ZONE,” and “WOW! THE CUSTOMER.” In order to amicably resolve the litigation the parties entered into a Settlement Agreement dated January 20, 2004 settling the case in its entirety. Pursuant to the settlement, the action will be dismissed with prejudice. No monetary payments were made by either party in connection with the settlement.

     On January 30, 2003, a one-count purported class action complaint was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a former employee of Gruntal seeking a declaratory judgment that Ryan Beck is liable for all pre-April 26, 2002 claims against Gruntal by former Gruntal retail customers and retail brokers, whether pending or to be filed in the future, not expressly assumed by Ryan Beck in its acquisition of certain of the assets of Gruntal. The complaint does not specify the amount of such claims. The complaint seeks to impose liability under the theory that either (1) Ryan Beck engaged in a de facto merger with Gruntal, or (2) Ryan Beck’s brokerage business is a mere continuation of Gruntal’s brokerage business, or (3) Ryan Beck is the beneficiary of a fraudulent transfer. Ryan Beck removed the case to federal court and subsequently filed a motion to dismiss the complaint on various grounds. The court issued an order staying this action until the resolution of the Gruntal bankruptcy proceedings.

     In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck has been named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to the transaction date. In these actions Ryan Beck is alleged to be “successor” in interest to Gruntal, which allegations Ryan Beck denies. In some instances the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company’s financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws.

     In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial position will not be significantly impacted by the resolution of these matters.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Parent Company Financial Information

     Condensed statements of financial condition at December 31, 2003 and 2002 and condensed statements of operations for each of the years in the three year period ended December 31, 2003 are shown below (in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,

	2003	2002

ASSETS
Cash deposited at BankAtlantic	$22,717	$2,705
Short term investments	48	18
Notes receivable	43,500	35,000
Investment securities	20,949	4,761
Investment in BankAtlantic	489,855	467,756
Investment in other subsidiaries	77,558	179,413
Deferred tax asset, net	5,510	8,392
Current income tax receivable - BankAtlantic	3,326	15,300
Investment in unconsolidated subsidiaries	7,910	3,363
Due from BankAtlantic	1,156	—
Other assets	6,962	6,853

Total assets	$679,491	$723,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debentures and other borrowings	$100	$65,817
Junior subordinated debentures	263,266	185,920
Other liabilities	2,673	2,490

Total liabilities	266,039	254,227
Stockholders’ equity	413,452	469,334

Total liabilities and stockholders’ equity	$679,491	$723,561

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2003	2002	2001

Dividends from subsidiaries	$20,000	$22,365	$22,420
Interest income on loans receivable	1,663	1,716	202
Interest income on investments	59	30	26

Total interest income and dividends	21,722	24,111	22,648
Interest expense on subordinated debentures, junior subordinated debentures and other borrowings	16,344	17,801	18,517

Net interest income	5,378	6,310	4,131
Securities activity, net	404	(14,965)	3,124
Loss on debt redemption	(1,648)	(3,125)	(389)
Other expenses, net	(2,823)	(2,137)	(819)
Income from unconsolidated subsidiaries	425	—	—

Income (loss) from continuing operations before income tax benefit	1,736	(13,917)	6,047
Income tax benefit	5,087	12,320	5,381

Income (loss) from continuing operations	6,823	(1,597)	11,428
Discontinued operations, net of tax	1,157	496	—
Cumulative effect of a change in accounting principle, net of tax	—	(13,339)	—

Income (loss) before undistributed earnings of subsidiaries	7,980	(14,440)	11,428
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic	9,645	(2,365)	(10,046)
Equity in undistributed income of BankAtlantic	22,129	23,112	21,148
Equity in undistributed subsidiary’s discontinued operations, net of tax	27,963	22,047	8,492
Equity in income from subsidiaries extraordinary item	—	23,749	—
Equity in income (loss) from subsidiaries cumulative effect of a change in accounting principle	—	(1,768)	1,138

Net income	$67,717	$50,335	$32,160

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,

(In thousands)	2003	2002	2001

Operating activities:
Income from continuing operations	$38,597	$19,150	$22,530
Income from discontinued operations	29,120	22,543	8,492
Income from extraordinary item	—	23,749	—
(Loss) income from cumulative effect of a change in accounting principle	—	(15,107)	1,138
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	(59,737)	(64,775)	(20,732)
Amortization and accretion, net	1,060	707	1,104
Loss on debt redemption	1,648	3,125	389
Equity in earnings of unconsolidated subsidiaries	(2,077)	(780)	—
Impairment of securities	—	18,801	3,527
Gains on securities activities	(404)	(3,836)	(3,124)
Impairment of goodwill	—	13,339	—
Increase (decrease) in other liabilities	2,539	(2,897)	5,491
Changes in due from BankAtlantic	(1,247)	7,074	(6,983)
(Increase) decrease in deferred tax asset	(1,246)	(4,803)	1,569
Decrease (increase) in other assets	12,730	(14,325)	(7,492)

Net cash provided by operating activities	20,983	1,965	5,909

Investing activities:
Repayments of loans to subsidiaries	5,000	—	—
Increase in loans to subsidiaries	—	(35,000)	—
Additional investments in subsidiaries	(1,077)	(116,372)	—
Purchase of securities	(16,700)	(213)	(8,511)
Proceeds from sales of securities	3,965	10,883	7,761

Net cash used by investing activities	(8,812)	(140,702)	(750)

Financing activities:
Issuance of common stock	4,472	1,296	96,982
Common stock dividends paid	(7,525)	(6,992)	(5,282)
Proceeds from issuance of junior subordinated debentures	77,346	185,920	—
Redemption of junior subordinated debentures	—	(77,062)	—
Proceeds from notes payable	—	30,000	—
Repayments of notes payable	(16,000)	(14,000)	(20,975)
Retirement of subordinated investment notes and subordinated debentures	(50,422)	(21,716)	(35,042)

Net cash provided by financing activities	7,871	97,446	35,683

Increase (decrease) in cash and cash equivalents	20,042	(41,291)	40,842
Cash and cash equivalents at beginning of period	2,723	44,014	3,172

Cash and cash equivalents at end of period	$22,765	$2,723	$44,014

(continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31

(In thousands)	2003	2002	2001

Cash paid for:
Interest	$15,961	$18,017	$19,038
Supplementary disclosure of non-cash investing and financing activities:
Issuance of Class A common stock upon acquisitions	—	—	335
Transfer of direct ownership in Levitt Corporation from BankAtlantic to the Company	—	—	66,826
Increase in notes receivable in connection with Levitt spin-off	43,500	—	—
Reduction in stockholders’ equity associated with the Levitt spin off transaction	125,573	—	—
Increase in equity for the tax effect related to the exercise of stock options	2,264	440	598
Increase (decrease) in stockholders’ equity from other comprehensive income	2,387	(11,331)	13,270
Issuance of Class A common stock upon conversion of subordinated debentures	211	25	49,935
Decrease in other liabilities associated with the Ryan Beck deferred compensation plan	—	—	3,052
Capital contributions associated with the Ryan Beck deferred compensation plan	—	(828)	(1,292)
Increase in notes payable under the Ryan Beck deferred compensation plan	—	3,675	—
Increase in junior subordinated debentures and investment in unconsolidated subsidiaries related to trust deconsolidation	7,910	—	—

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Selected Quarterly Results (Unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands except share and per share data).

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$68,965	$69,221	$62,811	$60,852	$261,849
Interest expense	30,786	30,572	27,312	24,547	113,217

Net interest income	38,179	38,649	35,499	36,305	148,632
Provision for (recovery from) loan losses	850	1,490	(1,076)	(1,811)	(547)

Net interest income after provision for loan losses	37,329	37,159	36,575	38,116	149,179

Income before income taxes	16,846	15,271	15,885	14,019	62,021

Income from continuing operations	10,818	9,809	10,144	7,826	38,597
Discontinued operations, net of taxes	3,540	7,400	8,364	9,816	29,120

Net income	$14,358	$17,209	$18,508	$17,642	$67,717

Basic earnings per share from continuing operations	$0.19	$0.17	$0.17	$0.13	$0.66
Basic earnings per share from discontinued operations	0.06	0.13	0.15	0.17	0.50

Basic earnings per share	$0.25	$0.30	$0.32	$0.30	$1.16

Diluted earnings per share from continuing operations	$0.17	$0.16	$0.16	$0.12	$0.62
Diluted earnings per share from discontinued operations	0.06	0.12	0.14	0.16	0.46

Diluted earnings per share	$0.23	$0.28	$0.30	$0.28	$1.08

Basic weighted average number of common shares outstanding	58,171,621	58,321,020	58,646,254	58,891,273	58,509,894

Diluted weighted average number of common shares outstanding	64,250,488	61,898,924	61,343,946	61,852,217	62,354,430

     The third and fourth quarter earnings were impacted by the Company prepaying $185 million of FHLB advances in the third quarter and $140 million of FHLB advances in the fourth quarter incurring prepayment penalties of $2.0 million and $8.9 million, respectively.

     The discontinued operations primarily reflect the operations of Levitt and GMS. Levitt was spun-off to the Company’s stockholders on December 31, 2003 and the Company’s membership interest in GMS was sold in August 2003.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2002	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$67,445	$81,581	$81,508	$72,853	$303,387
Interest expense	34,828	39,396	38,859	35,808	148,891

Net interest income	32,617	42,185	42,649	37,045	154,496
Provision for loan losses	2,565	6,139	2,082	3,291	14,077

Net interest income after provision for loan losses	30,052	36,046	40,567	33,754	140,419

Income (loss) before income taxes	12,976	(14,212)	16,545	12,892	28,201

Income (loss) from continuing operations	8,455	(9,051)	10,987	8,759	19,150
Discontinued operations, net of taxes	4,125	5,564	3,547	9,307	22,543
Extraordinary items, net of taxes	—	23,810	(61)	—	23,749
Cumulative effect of a change in accounting principle, net of tax	(15,107)	—	—	—	(15,107)

Net income (loss)	$(2,527)	$20,323	$14,473	$18,066	$50,335

Basic earnings per share from continuing operations	$0.15	$(0.16)	$0.19	$0.15	$0.33
Basic earnings per share from discontinued operations	0.07	0.10	0.06	0.16	0.39
Basic earnings per share from extraordinary items	—	0.41	—	—	0.41
Basic loss per share from cumulative effect of a change in accounting principle	(0.26)	—	—	—	(0.26)

Basic earnings (loss) per share	$(0.04)	$0.35	$0.25	$0.31	$0.87

Diluted earnings per share from continuing operations	$0.13	$(0.16)	$0.18	$0.14	$0.32
Diluted earnings per share from discontinued operations	0.06	0.10	0.05	0.15	0.35
Diluted earnings per share from extraordinary items	—	0.41	—	—	0.37
Diluted loss per share from cumulative effect of a change in accounting principle	(0.23)	—	—	—	(0.23)

Diluted earnings (loss) per share	$(0.04)	$0.35	$0.23	$0.29	$0.81

Basic weighted average number of common shares outstanding	57,862,267	57,973,880	58,065,396	58,085,481	57,997,556

Diluted weighted average number of common shares outstanding	65,207,468	57,973,880	64,320,448	64,188,382	64,400,725

     During the first quarter, the cumulative effect of a change in accounting principle resulted from the implementation of FASB Statement No. 142. Based on the accounting principles of the new statement, the goodwill associated with the Ryan Beck reportable segment was deemed impaired, resulting in the $15.1 million charge, net of tax. The second quarter loss from continuing operations resulted from an $18.2 million impairment of equity investments, a $1.0 million restructuring charge associated with the discontinuation of ATM relationships and $3.9 million of acquisition related expenses. The extraordinary gain during the second quarter resulted from the Gruntal transaction as the fair value of net assets acquired exceeded the cost. During the fourth quarter, BankAtlantic increased its unassigned component of its allowance for loan losses by $4.9 million and an amendment to a supplemental bonus plan resulted in a $1.4 million reduction in compensation expense.

19. Estimated Fair Value of Financial Instruments

     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“FAS 107”).

     Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicative of the value negotiated in an actual sale. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

     The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.

     Fair values of non-performing loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month work-out period. Assumptions regarding credit risk are determined using available market information and specific borrower information.

     The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities are estimated based upon a price matrix obtained from a third party.

     Under FAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.

     The book value of securities sold under agreements to repurchase approximates fair value.

     The fair value of FHLB advances is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

     The fair value of convertible subordinated debentures was based on quoted market prices on NASDAQ. The fair values of other subordinated debentures, junior subordinated debentures, trust preferred securities and notes payable were based on discounted value of contractual cash flows at a market discount rate.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents information for the Company’s financial instruments at December 31, 2003 and 2002 (in thousands):

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$119,882	$119,882	$250,745	$250,745
Securities available for sale	358,511	358,511	707,858	707,858
Securities owned	124,565	124,565	186,454	186,454
Investment securities	192,706	192,706	212,240	212,698
Loans receivable including loans held for sale, net	3,686,153	3,695,028	3,372,630	3,424,471
Financial liabilities:
Deposits	$3,058,142	$3,062,565	$2,920,555	$2,940,848
Securities sold under agreements to repurchase	138,809	138,809	116,279	116,279
Advances from FHLB	782,205	830,939	1,297,170	1,386,648
Subordinated debentures and notes payable	36,595	36,285	193,816	195,413
Guaranteed preferred beneficial interests in Company’s junior subordinated debentures	—	—	180,375	180,479
Junior subordinated debentures	263,266	257,647	—	—

     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward FHLB commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic’s financial instrument commitments).

Derivatives

     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is $8.6 million of five-year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The forward contract was held for trading purposes and recorded at fair value of $13,000.

     During the year ended December 31, 2002, the Company utilized interest rate swaps to manage its interest rate risk. The Company entered into callable time deposits with its customers and entered into callable interest rate swaps. During the year ended December 31, 2003, interest rate swap contracts with a notional amount of $33 million were called by the counter-party, resulting in the Company redeeming $33 million of fixed rate time deposits. There were no interest rate swaps outstanding at December 31, 2003.

     The Company also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s statement of operations for the years ended December 31, 2002 and 2001. The Company terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in securities activities, net in the Company’s statement of operations.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share data).

	For the Years Ended December 31,

	2003	2002	2001

Basic earnings per share Numerator:
Income from continuing operations	$38,597	$19,150	$22,530
Discontinued operations	29,120	22,543	8,492
Extraordinary item	—	23,749	—
Cumulative effect of a change in accounting principle	—	(15,107)	1,138

Net income	67,717	50,335	32,160
Amortization of goodwill, net of tax	—	—	3,903

Net income adjusted to exclude goodwill amortization	$67,717	$50,335	$36,063

Denominator:
Basic weighted average number of common shares outstanding	58,509,894	57,997,556	42,091,961

Basic earnings per share from:
Continuing operations	$0.66	$0.33	$0.53
Discontinued operations	0.50	0.39	0.20
Extraordinary item	—	0.41	—
Cumulative effect of a change in accounting principle	—	(0.26)	0.03

Basic earnings per share	$1.16	$0.87	$0.76

Basic earnings per share excluding goodwill amortization	$1.16	$0.87	$0.86

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2003	2002	2001

Diluted earnings per share Numerator:
Income from continuing operations	$38,597	$19,150	$22,530
Subsidiary stock options	(251)	(24)	—
Interest expense on convertible debentures	569	1,760	3,397

Income available after assumed conversion from continuing operations	38,915	20,886	25,927
Discontinued operations	29,120	22,543	8,492
Extraordinary item	—	23,749	—
Cumulative effect of a change in accounting principle	—	(15,107)	1,138

Income available after assumed conversion	68,035	52,071	35,557
Amortization of goodwill, net of tax	—	—	3,903

Income available after assumed conversion adjusted to exclude goodwill amortization	$68,035	$52,071	$39,460

Denominator:
Basic weighted average number of common shares outstanding	58,509,894	57,997,556	42,091,961
Common stock equivalents resulting from:
Convertible debentures	1,311,676	4,092,774	10,337,901
Stock-based compensation	2,532,860	2,310,395	1,883,242

Diluted weighted average shares outstanding	62,354,430	64,400,725	54,313,104

Diluted earnings per share from:
Continuing operations	$0.62	$0.32	$0.47
Discontinued operations	0.46	0.35	0.16
Extraordinary item	—	0.37	—
Cumulative effect of a change in accounting principle	—	(0.23)	0.02

Diluted earnings per share	$1.08	$0.81	0.65

Diluted earnings per share excluding goodwill amortization	$1.08	$0.81	$0.73

     In January 2004, the Company’s compensation committee adjusted the exercise price and number of shares of all outstanding options to acquire the Company’s Class A common stock in connection with the spin-off of Levitt to preserve the intrinsic value of the options. This adjustment increased the number of common stock equivalents from stock based compensation by approximately 30%, which will dilute earnings per share in subsequent periods.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Real Estate Held for Development and Sale

     Real estate held for development and sale consist of the following (in thousands):

	December 31,

	2003	2002

Land and land development costs	$9,705	$161,826
Construction costs	7,192	23,412
Other costs	1,859	12,888
Other	3,047	2,057

Total	$21,803	$200,183

     Income from real estate operations were as follows (in thousands):

For the Year Ended
December 31, 2003

Sales of real estate	$19,850
Cost of sales on real estate	14,208

$5,642

     Real estate held for development and sale during the year ended December 31, 2003 consisted of a joint venture that was acquired in connection with the Community acquisition and $3.1 million of real estate held for sale associated with branch banking facilities. The joint venture was consolidated in the Company’s financial statements as of January 1, 2003.

     The real estate held for development and sale during the year ended December 31, 2002 consisted of Levitt real estate inventory and $2.1 million of real estate held for sale associated with branch banking facilities. Levitt was spun-off to the Company’s stockholders as of December 31, 2003.

22. Investments in and advances to unconsolidated subsidiaries

     The consolidated statements of financial condition and consolidated statements of operations include the following amounts for investments in and advances to unconsolidated subsidiaries (in thousands):

	December 31,

	2003	2002

Statement of Financial Condition
Investment in Bluegreen Corporation	$—	$60,695
Investments in and loans to real estate joint ventures	—	51,904
Investment in statutory business trusts	7,910	—

	$7,910	$112,599

	For the Years Ended
	December 31,

	2003	2002

Statement of Operations
Equity in joint venture earnings	$—	$583
Interest income recognized on loan to joint venture	—	710
Earnings from statutory trusts	425	—

	$425	$1,293

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     During the year ended December 31, 2003, investment in and advances to unconsolidated subsidiaries consisted of the Company’s investment in eleven statutory business trusts that were formed to issue trust preferred securities. Prior to January 1, 2003, these trusts were consolidated in the Company’s financial statements.

     During the year ended December 31, 2002, investment in and advances to unconsolidated subsidiaries consisted of the Company’s and Levitt’s investment in Bluegreen, Levitt’s investment in real estate joint ventures and BankAtlantic’s 50% owned joint venture that was acquired in connection with the Community acquisition. As of January 1, 2003, the joint venture was consolidated in the Company’s financial statements.

     The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operation for unconsolidated subsidiaries are as follows for 2003 and 2002 (in thousands):

	December 31,

	2003	2002

Statement of Financial Condition
Real estate assets	$—	$243,498
Contracts and notes receivable	—	122,253
Junior subordinated debentures	263,266	—
Other assets	637	145,454

Total Assets	$263,903	$511,205

Notes payable - BankAtlantic	$—	$58,341
Trust preferred securities	255,375	—
Other notes payable	—	195,181
Other liabilities	618	95,250

Total Liabilities	255,993	348,772
Minority interest		3,242
Partners’ capital	—	908
Common securities	7,910	158,283

Total Liabilities and Equity	$263,903	$511,205

	For the Years Ended
	December 31,

	2003	2002

Statement of Operations
Interest income from subordinated debentures	$14,534	$—
Revenue from the sale of real estate	—	7,942
Selling, general and administrative expenses	—	(6,775)
Interest expense	(14,109)	—

Net income	$425	$1,167

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     23.     Related Parties

          The Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, receives monthly management fees from Levitt, which was a subsidiary of the Company until it was spun off to the Company’s stockholders on December 31, 2003. BFC received management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction. Management fees paid to related parties by Levitt were:

	For the Years Ended December 31,

	2003	2002	2001

Abdo Companies	$291,240	$291,240	$291,246
BFC	213,000	170,000	80,000

	$504,240	$461,240	$371,246

          During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt a $540,000 management fee to operate and sell a residential construction property acquired through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003.

          The Company is an investor in a privately held technology company located in Boca Raton, Florida which owns 748,000 shares of the Company’s Class A Stock. The Company has a $15 million investment in 3,033,386 shares of the technology company’s common stock, which shares were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the Company’s investment and individually invested in the technology company. Alan B. Levan owns or controls direct and indirect interests in an aggregate of 286,709 shares of the technology company’s common stock purchased at an average price of $8.14 and Mr. Abdo owns or controls direct and indirect interests in an aggregate of 368,408 shares of the technology company’s common stock purchased at an average price of $7.69. Jarett Levan has an indirect ownership interest in an aggregate of 350 shares of such common stock, and director Bruno DiGiulian has an indirect ownership interest in 1,754 shares of such common stock. The Company and its affiliates collectively own approximately 7% of the technology company’s outstanding common stock. During 2001, Mr. Levan and Mr. Abdo resigned from the technology company’s Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role. The Company and the other owners of the shares of the technology company who are parties to the lawsuit are sharing in the legal fees incurred in connection with the litigation in proportion to their respective interests. In early 2003 the technology company initiated a lawsuit against the Company seeking to have a restrictive legend on its Company Class A Stock removed.

          The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian is of counsel. Fees aggregating $110,000 were paid by BankAtlantic and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2003. In addition, fees aggregating $845,000 were paid to Ruden, McClosky by Levitt in 2003 prior to the spin off of Levitt from the Company. In 2002 and 2001, fees aggregating $1.0 million and $793,000, respectively, were paid to the law firm by BankAtlantic and Levitt Corporation. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

          Alan B. Levan, Jarett Levan and John E. Abdo have investments or are partners in real estate joint ventures with developers, which developers, in connection with other ventures, have loans from BankAtlantic or are joint venture partners with Levitt Corporation.

          Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.

          BFC paid BankAtlantic approximately $67,000 for each of the years 2003, 2002, and 2001 for office space used by BFC in BankAtlantic’s headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2003, the Foundation made donations aggregating $364,530, including $25,000 to the Broward Community College Foundation (as the first installment of a 4-year commitment of $100,000 to the Will and Jo Holcombe Institute for Teaching and Learning), $15,000 to the Florida Grand Opera, $7,500 to the Leadership Broward Foundation, $7,500 to Nova Southeastern University (including $5,000 as the first installment of a 5-year, $25,000 commitment to the Wayne Huizenga School of Business and $2,500 to Nova Southeastern University Libraries); $4,250 to ArtServe, $3,000 to the Broward Performing Arts Foundation and $2,000 to the Museum of Art of Ft. Lauderdale. In addition to the contributions made by the BankAtlantic Foundation, BankAtlantic made certain direct contributions. In 2003 BankAtlantic made donations of $11,500 to the Broward Community College Foundation, $10,963 to the Urban League of Broward County, $6,000 to ArtServe, $1,160 to United Way of Broward County and $900 to the Leadership Broward Foundation. Alan B. Levan sits on the Boards of the Broward Community College Foundation, the Florida Grand Opera and Nova Southeastern University, Jarett Levan sits on the Boards of the Leadership Broward Foundation and ArtServe and the Board of Governors of the Museum of Art of Ft. Lauderdale, John E. Abdo is President of the Broward Performing Arts Foundation, Dr. Willis Holcombe sits on the Boards of the Broward Community College Foundation and the Urban League of Broward County. In addition both D. Keith Cobb and Lloyd DeVaux sit on the Board of the United Way of Broward County.

          During fiscal 2003, Jarett Levan, a director and son of director, president and CEO Alan B. Levan, was employed by BankAtlantic as Chief Marketing Officer and was paid approximately $211,000 for his services. Alan B. Levan’s daughter, Shelley Levan Margolis, served as executive director of the BankAtlantic Foundation and received approximately $43,000 for the year. For the years ended December 31, 2002 and 2001, Jarett Levan received approximately $170,000 and $145,000, respectively, while Shelly Levan Margolis received approximately $102,000 and $88,000, respectively.

          In connection with the Levitt spin-off, the Company entered into a transitional services agreement with Levitt whereby the Company will provide human resources, risk management and investor and public relation services and receive compensation for such services on a percentage of cost basis. Additionally, the Company entered into an employment matters agreement providing for the allocation of responsibility and liability between the Company and Levitt with respect to the welfare and benefit plans for Levitt employees after the spin-off.

          Also in connection with the spin-off of Levitt, the Company converted a currently outstanding $30.0 million demand note owed by Levitt to the Company to a five year term note with interest only payable monthly initially at the prime rate and thereafter at a prime rate plus increments of an additional .25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) This note is due in one year, with principal and interest payable monthly at the prime rate. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a five year note with the same payment terms as the $30.0 million note described above. BankAtlantic also has $18.1 million of construction loans to Levitt secured by land and improvements.

24. Segment Reporting

          Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through five reportable segments. Bank Investments, Commercial Banking, and Community Banking are our Bank Operation segments, which are conducted through BankAtlantic. The remaining reportable segments consist of the activities of Ryan Beck and its subsidiaries and the parent company. The parent company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses such as goodwill amortization and retention pool compensation expense related to the acquisition of Ryan Beck in 1998. Interest expense and certain revenue and expense items are allocated to the three Bank Operation reportable segments as interest expense and overhead. The presentation and allocation of interest expense and overhead and the net income calculated under the management approach associated with the Bank Operation reportable segments and the parent company may not reflect the actual economic costs, contribution or results of operations of the unit as a stand alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments would, in management’s view, likely not be impacted.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

          The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of borrowings by a real estate joint venture and investment banking operations which are recorded based upon the terms of the underlying loan agreements and are eliminated. The elimination entries consist of the intercompany loan interest income and interest expense, consulting fees, and brokerage commission.

          Depreciation and amortization consist of: depreciation on property and equipment, amortization of premiums and discounts on loans and investments, amortization of goodwill and core deposit intangible assets, and amortization of the retention pool.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for the three years ended December 31, 2003 (in thousands):

				Adjusting and
	Bank		Parent	Elimination	Segment
	Operations	Ryan Beck	Company	Entries	Total

2003
Interest income	$251,402	$10,437	$1,722	$(1,712)	$261,849
Interest expense	(97,302)	(1,283)	(16,344)	1,712	(113,217)
Recovery from loan losses	547	—	—	—	547
Non-interest income	70,686	210,939	194	(105)	281,714
Non-interest expense	(161,615)	(203,524)	(3,838)	105	(368,872)
Segment profits and losses before taxes	63,718	16,569	(18,266)	—	62,021
Provision for income taxes	(21,589)	(6,924)	5,089	—	(23,424)

Segment net income (loss)	$42,129	$9,645	$(13,177)	$—	$38,597

Segment average assets (1)	$4,987,418	$200,760	$98,840	$235,103	$5,522,121

Equity method investments included in total assets	$—	$—	$7,910	$—	$7,910

Expenditures for segment Assets	$704	$1,310	$—	$—	$2,014

Depreciation and amortization	$(7,877)	$(1,711)	$—	$—	$(9,588)

2002
Interest income	$297,092	$7,512	$1,745	$(2,962)	$303,387
Interest expense	(132,970)	(1,444)	(17,439)	2,962	(148,891)
Provision for loan losses	(14,077)	—	—	—	(14,077)
Non-interest income	53,317	133,845	(15,323)	(90)	171,749
Non-interest expense	(134,408)	(144,494)	(5,155)	90	(283,967)
Segment profits and losses before taxes	68,954	(4,581)	(36,172)	—	28,201
Provision for income taxes	(23,845)	2,133	12,661	—	(9,051)

Segment net income (loss)	$45,109	$(2,448)	$(23,511)	$—	$19,150

Segment average assets (1)	$4,972,740	$189,523	$100,296	$147,471	$5,410,030

Equity method investments included in total assets	$23,602	$—	$1,934	$—	$25,536

Expenditures for segment Assets	$299	$2,285	$—	$—	$2,584

Depreciation and amortization	$(5,113)	$(1,225)	$(690)	$—	$(7,028)

     (1)  The adjusting and elimination entries include the average assets of Levitt

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Adjusting and
	Bank		Parent	Elimination	Segment
	Operations	Ryan Beck	Company	Entries	Total

2001
Interest income	$324,732	$1,978	$229	$(2,913)	$324,026
Interest expense	(171,010)	(517)	(18,297)	2,912	(186,912)
Provision for loan losses	(16,905)	—	—	—	(16,905)
Non-interest income	37,457	44,683	3,129	(334)	84,935
Non-interest expense	(103,353)	(48,170)	(13,466)	335	(164,654)
Segment profits and losses					—
before taxes	70,921	(2,026)	(28,405)	—	40,490
Provision for income taxes	(26,292)	709	7,623	—	(17,960)

Segment net income	$44,629	$(1,317)	$(20,782)	$—	$22,530

Segment average assets (1)	$4,419,230	$74,108	$99,220	$102,861	$4,695,419

Equity method investments included in total assets	$—	$—	$1,107	$—	$1,107

Expenditures for segment assets	$297	$1,003	$—	$—	$1,300

Depreciation and amortization	$(3,612)	$(1,580)	$(7,749)	$—	$(12,941)

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 was as follows (in thousands):

	Bank		Parent	Elimination	Segment
	Operations	Ryan Beck	Company	Entries	Total

Balance as of December 31, 2002	$71,224	$1,658	$5,730	$—	$78,612
Loan losses acquired	(734)	—	—	—	(734)
Sale of Cumberland	—	(1,204)	—	—	(1,204)

Balance as of December 31, 2003	$70,490	$454	$5,730	$—	$76,674

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Bank Operations consists of three reportable segments. The table below is segment information for income from continuing operations for the three years ended December 31, 2003 (in thousands):

	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total

2003
Interest income	$122,005	$103,206	$26,191	$251,402
Interest expense and overhead	(90,239)	(49,321)	(13,634)	(153,194)
(Provision) recovery for loan losses	442	(782)	887	547
Direct non-interest income	431	3,683	10,401	14,515

Segment profits and losses before taxes	20,886	37,744	5,088	63,718
Provision for income taxes	(7,077)	(12,788)	(1,724)	(21,589)

Segment net income	$13,809	$24,956	$3,364	$42,129

Segment average assets	$2,440,500	$1,775,770	$490,476	$4,706,746

Equity method investments included in total assets	$—	$—	$—	$—

Expenditures for segment assets	$27	$48	$629	$704

Depreciation and amortization	$(7,720)	$6	$(163)	$(7,877)

2002
Interest income	$164,625	$106,746	$25,721	$297,092
Interest expense and overhead	(113,908)	(61,032)	(15,142)	(190,082)
Provision for loan losses	(305)	(12,533)	(1,239)	(14,077)
Direct non-interest income	5,136	5,748	9,616	20,500

Segment profits and losses before taxes	44,337	25,694	(1,077)	68,954
Provision for income taxes	(15,332)	(8,885)	372	(23,845)

Segment net income (loss)	$29,005	$16,809	$(705)	$45,109

Segment average assets	$2,639,070	$1,653,148	$407,361	$4,699,579

Equity method investments included in total assets	$—	$23,602	$—	$23,602

Expenditures for segment assets	$—	$10	$289	$299

Depreciation and amortization	$(4,715)	$(15)	$(383)	$(5,113)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total

2001
Interest income	$179,151	$118,430	$27,151	$324,732
Interest expense and overhead	(135,160)	(68,864)	(16,325)	(220,349)
Provision for loan losses	215	(21,096)	3,976	(16,905)
Direct non-interest income	919	3,074	11,073	15,066

Segment profits and losses before taxes	39,383	25,413	6,125	70,921
Provision for income taxes	(14,598)	(9,420)	(2,274)	(26,292)

Segment net income	$24,785	$15,993	$3,851	$44,629

Segment average assets	$2,571,246	$1,368,850	$323,430	$4,263,526

Equity method investments included in total assets	$—	$—	$—	$—

Expenditures for segment assets	$137	$3	$157	$297

Depreciation and amortization	$(2,534)	$(319)	$(759)	$(3,612)

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 were as follows (in thousands):

	Bank Operations

	Bank	Commercial	Community	Bank Ops
	Investments	Banking	Banking	Total

Balance as of December 31, 2002	$34,322	$35,977	$925	$71,224
Loan losses acquired adjustment	—	(734)	—	(734)

Balance as of December 31, 2003	$34,322	$35,243	$925	$70,490

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On January 7, 2003, the Company dismissed KPMG LLP as its independent public accountants effective upon completion of the audit of the fiscal year ended December 31, 2002. The reports of KPMG LLP on the financial statements for the past years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that in 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

          The decision to change accountants was approved by the Audit Committee of the board of directors of the Company. In connection with its audits for the two most recent fiscal years ended December 31, 2002 and 2001, and through the date of this filing, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements for such years.

          The Company’s Audit Committee engaged PricewaterhouseCoopers LLP as its independent certified public accountant effective as of January 1, 2003. During the two years in the period ended December 31, 2002 and through January 7, 2003, the Company had not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CEO and CFO Certifications

          Appearing as Exhibits 31.1 and 31.2 to this annual report are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This Item of this report, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

          Items 10 through 14 will be provided by incorporating the information required under such items by reference to the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.

PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of this Report:

     (1)  Financial Statements

The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Independent Certified Public Accountants’ Report of PricewaterhouseCoopers LLP dated February 13, 2004.

Independent Certified Public Accountants’ Report of KPMG LLP dated February 3, 2003.

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2003.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2003.

     (2)  Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          (3) Exhibits

          The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.3	Amended and Restated Bylaws	Filed with this Report

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998. (Registration No. 333-53107)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, Filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, Filed on March 26, 1999.

10.10	BankAtlantic Bancorp, Inc. - Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998. Filed on March 26, 1999.

10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, Filed on March 30, 2002.

10.15	Columbus Bank and Trust Company loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001,

10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Filed on March 30, 2002. Filed with this Report

10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998. (Registration No. 333-53107)

10.18	Employment agreement of Lloyd B. DeVaux	Form 10K for the year ended December 31, 2001, Filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, Filed on March 30, 2002.

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, Filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, Filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed On October 24, 2001 (Registration 333-71594 and 333-71594-01)

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
Number	Description	Reference

10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit
Number	Description	Reference

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

12.1	Ratio of Earnings to Fixed Charges	Filed with this Report.

21.1	Subsidiaries of the Registrant	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

23.2	Consent of KPMG LLP	Filed with this Report.

31.1	Certification pursuant to Regulation S-X Section 302	Filed with this Report.

31.2	Certification pursuant to Regulation S-X Section 302	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*Compensatory Plan

Reports on Form 8-K

Filed on December 31, 2003, reporting the distribution to the Company’s stockholders of informational materials associated with the spin-off of Levitt Corporation.

Filed on December 16, 2003, filing pro forma financial information associated with the spin-off of Levitt Corporation.

Filed on December 5, 2003, reporting that the Company’s Board of Directors authorized the spin-off of Levitt Corporation.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

February 20, 2004	By:	/s/Alan B. Levan

Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/Alan B. Levan	Chairman of the Board, President and Chief Executive Officer
Alan B. Levan

/s/John E Abdo	Vice Chairman of the Board
John E. Abdo

/s/James A. White	Executive Vice President and Chief Financial Officer
James A. White

/s/Steven M. Coldren Steven M. Coldren	Director

/s/Mary E. Ginestra Mary E. Ginestra	Director

/s/Bruno Di Giulian Bruno Di Giulian	Director

/s/Charlie C. Winningham, II Charlie C. Winningham, II	Director

/s/Jarett S. Levan Jarett S. Levan	Director

/s/Jonathan Mariner	Director

Jonathan Mariner

/s/D. Keith Cobb D. Keith Cobb	Director

/s/Willis Holcombe	Director

Willis Holcombe