Form 10-Q
period 2004-03-31
BANKATLANTIC BANCORP INC
filed 2004-05-10
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☑   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☑   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 3, 2004

Class A Common Stock, par value $0.01 per share Class B Common Stock, par value $0.01 per share	54,460,900 4,876,124

Part I. FINANCIAL INFORMATION

		Page
Reference

Item 1. Financial Statements		1-24

	Consolidated Statements of Financial Condition – March 31, 2004 and 2003 and December 31, 2003 — Unaudited	4

	Consolidated Statements of Operations — For the Three Months Ended March 31, 2004 and 2003 — Unaudited	5-6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – For the Three Months Ended March 31, 2004 and 2003 — Unaudited	7

	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2004 and 2003 — Unaudited	8-9

	Notes to Consolidated Financial Statements — Unaudited	10-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40-41

Item 4.	Controls and Procedures	42

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Changes in Securities and Use of Proceeds	43

Item 6.	Exhibits and Reports on Form 8-K	43

	Signatures	44
Section 302 CFO Certification
Section 302 CEO Certification
Section 906 CEO Certification
Section 906 CFO Certification

[THIS PAGE INTENTIONALLY LEFT BLANK]

Part I. FINANCIAL INFORMATION

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,	March 31,
(In thousands, except share data)	2004	2003	2003
ASSETS
Cash and due from depository institutions	$114,849	$119,882	$139,940
Federal funds sold and securities purchased under resell agreements	1,953	—	—
Securities owned (at fair value)	122,114	124,565	154,319
Securities available for sale (at fair value)	358,665	358,511	740,003
Investment securities and tax certificates (approximate fair value:
$139,075, $192,706 and $175,876)	139,075	192,706	175,436
Federal Home Loan Bank stock, at cost which approximates fair value	30,340	40,325	65,443
Loans receivable, net of allowance for loan losses of $45,383, $45,595 and $48,695	3,674,173	3,686,153	3,881,143
Accrued interest receivable	26,781	27,866	35,587
Real estate held for development and sale	24,239	21,803	238,356
Investments and advances to unconsolidated subsidiaries	7,910	7,910	96,755
Office properties and equipment, net	96,628	93,577	93,136
Deferred tax asset, net	17,751	22,999	37,523
Goodwill, net	76,674	76,674	77,878
Core deposit intangible asset	11,546	11,985	13,303
Other assets	47,785	46,593	64,517

Total assets	$4,750,483	$4,831,549	$5,813,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$748,402	$645,036	$516,404
NOW accounts	567,498	533,888	446,076
Savings accounts	233,832	208,966	180,362
Insured money fund savings	870,447	865,590	820,181
Certificate accounts	723,256	804,662	920,350

Total deposits	3,143,435	3,058,142	2,883,373

Advances from FHLB	591,466	782,205	1,308,246
Securities sold under agreements to repurchase	118,465	138,809	340,983
Federal funds purchased	25,000	—	115,000
Subordinated debentures, notes and bonds payable	37,109	36,595	195,073
Junior subordinated debentures	263,266	263,266	252,918
Securities sold but not yet purchased	34,250	37,813	49,760
Due to clearing agent	18,328	8,583	36,982
Other liabilities	89,587	92,684	151,388

Total liabilities	4,320,906	4,418,097	5,333,723

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,331,830, 54,396,824 and 53,516,846 shares	543	544	535
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	259,792	259,770	253,032
Unearned compensation — restricted stock grants	(1,134)	(1,178)	(1,171)
Retained earnings	163,005	148,311	226,241

Total stockholders’ equity before accumulated other comprehensive income	422,255	407,496	478,686
Accumulated other comprehensive income	7,322	5,956	930

Total stockholders’ equity	429,577	413,452	479,616

Total liabilities and stockholders’ equity	$4,750,483	$4,831,549	$5,813,339

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
(In thousands, except share and per share data)	Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans and leases	$48,936	$52,940
Interest and dividends on securities available for sale	3,620	8,657
Interest and dividends on other investment securities	4,277	5,051
Broker dealer interest	2,796	2,317

Total interest income	59,629	68,965

Interest expense:
Interest on deposits	6,973	11,169
Interest on advances from FHLB	9,098	15,316
Interest on securities sold under agreements to repurchase and federal funds purchased	250	819
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	4,827	3,821
Capitalized interest on real estate development	(307)	(339)

Total interest expense	20,841	30,786

Net interest income	38,788	38,179
Provision for (recovery from) loan losses	(859)	850

Net interest income after provision for (recovery from) loan losses	39,647	37,329

Non-interest income:
Investment banking income	62,445	51,665
Service charges on deposits	11,277	8,558
Other service charges and fees	4,637	3,918
Income from real estate operations	305	1,086
Income from unconsolidated subsidiaries	118	82
Securities activities, net	72	384
Equity security litigation settlement gain	16,782	—
Other	2,671	2,384

Total non-interest income	98,307	68,077

Non-interest expense:
Employee compensation and benefits	67,180	57,412
Occupancy and equipment	10,250	9,738
Advertising and promotion	4,694	2,807
Amortization of intangible assets	439	454
Cost associated with debt redemption	11,741	—
Professional fees	2,737	3,115
Communications	3,253	3,829
Floor broker and clearing fees	2,802	2,158
Other	8,918	9,047

Total non-interest expense	112,014	88,560

Income from continuing operations before income taxes	25,940	16,846
Provision for income taxes	9,293	6,028

Income from continuing operations	16,647	10,818
Discontinued operations, net of tax of $1,713	—	3,540

Net income	$16,647	$14,358

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,
	2004	2003
Earnings per share
Basic earnings per share from continuing operations	$0.28	$0.19
Basic earnings per share from discontinued operations	—	0.06

Basic earnings per share	$0.28	$0.25

Diluted earnings per share from continuing operations	$0.26	$0.17
Diluted earnings per share from discontinued operations	—	0.06

Diluted earnings per share	$0.26	$0.23

Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Diluted weighted average number of common and common equivalent shares outstanding	63,193,034	64,250,488

Cash dividends per Class A share	$0.033	$0.031

Cash dividends per Class B share	$0.033	$0.031

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$14,358	—	—	14,358	—	—	14,358

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $1,596)	(2,149)
Minimum pension liability (less income tax benefit of $251)	(446)
Unrealized loss associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gain associated with cash flow hedges (less income tax benefit of $185)	(376)
Reclassification adjustment for cash flow hedge	130
Reclassification adjustment for net gain included in net income	(246)

Other comprehensive loss	(2,639)

Comprehensive income	$11,719

Dividends on Class A Common Stock		—	—	(1,658)	—	—	(1,658)
Dividends on Class B Common Stock		—	—	(151)	—	—	(151)
Issuance of Class A common stock		1	164	—	—	—	165
Tax effect relating to the exercise of stock options		—	169	—	—	—	169
Amortization of unearned compensation - restricted stock grants		—	—	—	38	—	38
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(2,639)	(2,639)

BALANCE, MARCH 31, 2003		$584	$253,032	$226,241	$(1,171)	$930	$479,616

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$16,647	—	—	16,647	—	—	16,647

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale (less income tax provision of $757)	1,412
Reclassification adjustment for net gain included in net income	(46)

Other comprehensive income	1,366

Comprehensive income	$18,013

Dividends on Class A Common Stock		—	—	(1,792)	—	—	(1,792)
Dividends on Class B Common Stock		—	—	(161)	—	—	(161)
Issuance of Class A common stock		3	677	—	—	—	680
Tax effect relating to the exercise of stock options		—	1,522	—	—	—	1,522
Tax effect of fair value of Class A Common Stock obtained from litigation settlement		—	(2,181)	—	—	—	(2,181)
Retirement of Class A Common Stock		(4)	4	—	—	—	—
Amortization of unearned compensation - restricted stock grants		—	—	—	44	—	44
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	1,366	1,366

BALANCE, MARCH 31, 2004		$592	$259,792	$163,005	$(1,134)	$7,322	$429,577

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
(In thousands)	Ended March 31,
	2004	2003
Operating activities:
Income from continuing operations	$16,647	$10,818
Income from discontinued operations	—	3,540
Adjustments to reconcile net income to net cash provided in operating activities:
Provision (recovery) for credit losses *	(555)	1,905
Depreciation, amortization and accretion, net	3,602	3,540
Amortization of intangible assets	439	454
Change in real estate inventory	(2,436)	(16,143)
Securities owned activities, net	2,451	32,135
Cost associated with debt redemption	11,741	—
Increase (decrease) in securities sold but not yet purchased	(3,563)	11,757
Equity in earnings of unconsolidated subsidiaries	(118)	(136)
(Investments in) repayments from unconsolidated subsidiaries, net	118	(993)
Originations and repayments of loans held for sale, net	(7,518)	153
Proceeds from sales of loans held for sale	11,204	695
Gains on securities activities	(72)	(384)
Equity securities litigation settlement gain	(16,782)	—
Decrease (increase) in deferred tax asset, net	4,491	(999)
Decrease (increase) in accrued interest receivable	1,085	(1,731)
Increase in other assets	(3,518)	(6,736)
Increase (decrease) in due to clearing agent	9,745	(41,809)
Increase (decrease) in other liabilities	(3,756)	26,643

Net cash provided in operating activities	23,205	22,709

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	60,353	51,096
Purchase of investment securities and tax certificates	(7,022)	(14,930)
Purchases of securities available for sale	(32,313)	(178,200)
Proceeds from sales and maturities of securities available for sale	50,942	142,171
(Purchases) redemptions of FHLB stock, net	9,985	(500)
Net repayments (purchases and originations) of loans and leases	9,407	(510,235)
Proceeds from sales of real estate owned	1,125	451
Net additions to office property and equipment	(5,503)	(2,537)

Net cash provided (used) in investing activities	86,974	(512,684)

Financing activities:
Net (decrease) increase in deposits	85,293	(37,182)
Repayments of FHLB advances	(202,449)	(63,660)
Proceeds from FHLB advances	—	75,000
Net increase (decrease) in securities sold under agreements to repurchase	(20,344)	224,854
Net increase in federal funds purchased	25,000	115,000
Repayment of notes and bonds payable	(630)	(43,839)
Proceeds from notes and bonds payable	1,144	43,631
Issuance of common stock	680	165
Issuance of junior subordinated debentures	—	67,010
Common stock dividends paid	(1,953)	(1,809)

Net cash (used) provided in financing activities	(113,259)	379,170

Decrease in cash and cash equivalents	(3,080)	(110,805)
Cash and cash equivalents at beginning of period	119,882	250,745

Cash and cash equivalents at end of period	$116,802	$139,940

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
(In thousands)	Ended March 31,
	2004	2003
Interest paid	$22,068	$34,731
Income taxes paid	1,109	822
Loans transferred to real estate owned	374	522
Net loan recoveries	647	557
Tax certificate net recoveries	31	31
Reduction in stockholders’ equity from the tax effect of fair value of Class A Common Stock obtained from litigation settlement	2,181	—
Increase in current income taxes payable from the tax effect of fair value employee stock options	1,522	169
Acquisition goodwill adjustments	—	(734)
Change in accumulated other comprehensive income	1,366	(3,847)
Change in deferred taxes on other comprehensive income	757	(1,208)

* Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Livingston, New Jersey. Ryan Beck offers a wide range of investment and insurance products for retail and institutional clients.

     On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), and during the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). Accordingly, the financial information of Levitt, GMS and Cumberland is not included in any financial statements presented in this report for the first quarter of 2004, nor in the Consolidated Statements of Financial Condition at December 31, 2003. For the comparable quarter ended March 31, 2003, the financial information of the above companies is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows; but the information is excluded from the revenues and expenses in the Consolidated Statement of Operations and is instead included as discontinued operations.

     All significant inter-company balances and transactions have been eliminated in consolidation.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary to present fairly the Company’s consolidated financial condition at March 31, 2004, December 31, 2003 and March 31, 2003, the consolidated results of operations for the three months ended March 31, 2004 and 2003, the consolidated stockholders’ equity and comprehensive income for the three months ended March 31, 2004 and 2003 and the consolidated cash flows for the three months ended March 31, 2004 and 2003. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2004.

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

	For the Three Months
	Ended March 31,
(in thousands, except share data)	2004	2003
Pro forma net income
Net income, as reported	$16,647	$14,358
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	44	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(398)	(396)

Pro forma net income	$16,293	$14,014

Earnings per share:
Basic as reported	$0.28	$0.25

Basic pro forma	0.27	0.24

Diluted as reported	$0.26	$0.23

Diluted pro forma	0.26	0.23

3. Equity Security Litigation Settlement Gain

     In October, 1999 the Company made a $15 million investment in 3,033,386 shares of a privately held technology company’s common stock for cash and 748,000 shares of the Company’s Class A common stock. Both Alan B. Levan and John E. Abdo also acquired direct and indirect interests in 286,709 and 368,408 shares, respectively, of the technology company’s common stock. Subsequently, investors including the Company, Mr. Levan, Mr. Abdo and other affiliates of the Company, initiated litigation against the technology company’s founder, seeking his ouster from the technology company. During 2002, the Company recorded an impairment charge for its entire investment in the technology company based on the Company’s analysis of the technology company’s operations. In March 2004, the technology company settled the litigation with the Company and its affiliates. Pursuant to the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock that had been owned by the technology company. The litigation between the parties was dismissed in connection with the settlement, and the Company retains no equity interest in the technology company. Alan B. Levan, John E. Abdo, and certain affiliates of the Company’s parent, BFC Financial Corporation, elected to retain part or all of their investments in the technology company, but recovered, in connection with the settlement, legal expenses and damages totaling $442,590 in cash and 79,835 shares of the Company’s Class A Common Stock that had been owned by the technology company. The legal fees associated with the lawsuit and the damages received by the Company and its affiliates were shared pro rata based on the amount of each party’s original investment in the technology company.

     The Company recorded the $16.7 million cash received pursuant to the settlement as equity security litigation settlement gain in its statement of operations for the three months ended March 31, 2004. The Company accounted for its receipt in the settlement of 378,160 shares of its Class A common stock and the subsequent retirement of those shares as an equity transaction with no gain or loss recognized in the statement of operations. For tax purposes, the fair value of the Company’s Class A common stock received is considered taxable income which resulted in a current income tax liability of $2.2 million and a corresponding reduction to additional paid in capital in the Company’s statement of stockholders’ equity and comprehensive income for the three months ended March 31, 2004.

4. Advances from the Federal Home Loan Bank

     During March 2004, BankAtlantic prepaid $108 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $25 million had an average interest rate of 5.68% and was scheduled to mature in 2007, and the remaining $83 million had an average interest rate of 5.51% and was scheduled to mature in 2008. In conjunction with the

BankAtlantic Bancorp, Inc.

prepayments, BankAtlantic incurred prepayment penalties of $11.7 million. Also during the first quarter of 2004, BankAtlantic prepaid a $50 million variable rate FHLB advance scheduled to mature in 2004 with an interest rate of 1.17%. During the three months ended March 31, 2004, $33 million of FHLB advances matured. These advances had a weighted average interest rate of 1.53%.

     Of the $591 million of FHLB advances outstanding at March 31, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $60 million mature between 2004 and 2006 and have a weighted average interest rate 1.63%.

5. Defined Benefit Pension Plan

     Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	383	369
Expected return on plan assets	(500)	(371)
Amortization of unrecognized net gains and losses	110	295

Net periodic pension (benefit) expense	$(7)	$293

     BankAtlantic did not contribute to the Plan during the three months ended March 31, 2004 and 2003. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2004.

6. Securities Owned

     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck also realizes gains and losses from proprietary trading activities.

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003 (1)
States and municipalities	$13,556	$9,903	$84,745
Corporations	8,082	5,159	4,958
U.S. Government and agencies	61,564	62,229	35,355
Corporate equities	11,202	15,072	10,029
Mutual funds	26,815	24,639	17,022
Certificates of deposit	895	7,563	2,210

	$122,114	$124,565	$154,319

(1)	At March 31, 2003, securities owned balances included $83 million of securities owned by GMS, of which approximately $8.0 million were not accruing interest. Ryan Beck sold GMS in August 2003.

     In the ordinary course of business, Ryan Beck borrows under an agreement with its clearing broker by pledging securities owned as collateral primarily to finance inventories. As of March 31, 2004, December 31, 2003 and March 31, 2003, the balances due to the clearing broker were $18.3 million, $8.6 million and $37.0 million, respectively.

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003 (1)
States and municipalities	$119	$67	$3,277
Corporations	6,298	1,963	4,903
U.S. Government and agencies	21,847	32,231	16,172
Corporate equities	5,968	3,544	3,981
Certificates of deposit	18	8	21,427

	$34,250	$37,813	$49,760

(1)	At March 31, 2003 the amounts include $8 million of securities sold but not yet purchased by GMS.

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

     The loan and lease portfolio consisted of the following components (in thousands):

	March 31	December 31,	March 31,
	2004	2003	2003
Real estate loans:
Residential	$1,273,105	$1,343,657	$1,824,329
Construction and development	1,516,103	1,345,449	1,247,747
Commercial	943,305	1,064,043	800,911
Small business	117,054	110,745	98,455
Loans to Levitt	18,505	18,118	—
Other loans:
Loans to Levitt	42,125	43,500	—
Second mortgages – direct	362,237	333,655	275,385
Second mortgages – indirect	971	1,105	1,565
Commercial business	98,692	91,724	86,293
Lease financing	11,984	14,442	24,876
Small business — non-mortgage	59,163	58,574	60,516
Deposit overdrafts	3,477	4,036	2,557
Consumer loans — other direct	16,374	17,892	21,778
Consumer loans — other indirect	633	1,297	3,729
Loans held for sale:
Residential	3,307	2,254	—
Commercial syndication	4,375	9,114	13,953

Total gross loans	4,471,410	4,459,605	4,462,094

Adjustments:
Undisbursed portion of loans in process	(751,126)	(728,100)	(536,406)
Premiums related to purchased loans	5,694	6,898	10,399
Deferred fees	(6,422)	(6,655)	(6,249)
Allowance for loan and lease losses	(45,383)	(45,595)	(48,695)

Loans receivable – net	$3,674,173	$3,686,153	$3,881,143

     BankAtlantic began originating residential loans held for sale with an independent mortgage company in August 2003. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans

BankAtlantic Bancorp, Inc.

during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

     Loans held for sale gains or losses are recognized upon loan sale. The loan origination fees and related direct loan origination costs on loans held for sale are deferred and recognized upon loan sale as a component of the realized gain. The loans held for sale are valued at the lower of aggregate cost or market. There was no valuation allowance established on these loans at or during the three months ended March 31, 2004. The derivatives relating to the commitments to originate and sell loans were not significant.

     The Company’s loans to Levitt had an outstanding balance of $60.6 million and $61.6 million at March 31, 2004 and December 31, 2003, respectively. The Company also has loans to Levitt joint ventures that had an outstanding balance of $184,000 and $23.2 million at March 31, 2004 and December 31, 2003, respectively. Included in interest income in the Company’s statement of operations for the three months ended March 31, 2004 was $851,000 of interest income related to loans to Levitt and its joint ventures. At March 31, 2004, the Company had $13.4 million of undisbursed loans in process to Levitt and its joint ventures.

8. Real Estate Held for Development and Sale

     Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003
Land and land development costs	$9,703	$9,705	$174,829
Construction costs	9,464	7,192	47,254
Other costs	2,025	1,859	14,216
Other	3,047	3,047	2,057

Total	$24,239	$21,803	$238,356

     Income from real estate operations were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2004	2003
Sales of real estate	$757	$4,164
Cost of sales on real estate	452	3,078

Gains on sales of real estate	$305	$1,086

     In 2002, BankAtlantic acquired Community Savings Bankshares, Inc. (“Community”). Real estate held for development and sale at March 31, 2004 and December 31, 2003 consisted of real estate held by a joint venture that was acquired in connection with the Community acquisition and $3.1 million of real estate held for sale associated with BankAtlantic branch banking facilities. The joint venture was consolidated in the Company’s financial statements as of January 1, 2003.

     Real estate held for development and sale at March 31, 2003 consisted of $22.0 million of real estate inventory of the joint venture acquired in the Community acquisition, $2.1 million of real estate held for sale associated with BankAtlantic branch banking facilities, and $214.3 million of real estate inventory of Levitt.

BankAtlantic Bancorp, Inc.

9. Investments and advances to unconsolidated subsidiaries

     The consolidated statements of financial condition and consolidated statements of operations include the following amounts for investments and advances to unconsolidated subsidiaries (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003
Investment in Bluegreen Corporation	$—	$—	$61,584
Investments and advances to real estate joint ventures	—	—	27,613
Investments in statutory business trusts	7,910	7,910	7,558

Total	$7,910	$7,910	$96,755

     As of March 31, 2004 and December 31, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed to issue trust preferred securities. Prior to January 1, 2003, these trusts were consolidated in the Company’s financial statements.

     At March 31, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s and Levitt’s investment in Bluegreen Corporation, (which consisted in aggregate holdings of approximately 38% of Bluegreen’s outstanding common stock) Levitt’s investments in real estate joint ventures and the Company’s investments in eleven statutory business trusts.

10. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The activities of reportable segments exclude discontinued operations, extraordinary gains (losses) and income (loss) from changes in accounting principles. The accounting policies of these reportable segments are the same as those of the Company.

     As of January 1, 2004, the Company implemented a new internal reporting methodology for evaluating operating segment performance for BankAtlantic’s reportable segments. Additionally, Ryan Beck changed the composition of its reportable segments, creating three reportable segments. As a result of Ryan Beck’s change, the Company’s results of operations are now reported through seven reportable segments instead of five reportable segments reported by the Company in prior periods. Segment reporting for the three months ended March 31, 2003 was restated to conform to the new methodology.

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment		Operating Segments Aggregated
BankAtlantic
	Bank Investments	Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services
	Commercial Banking	Commercial lending and commercial deposits
	Community Banking	Consumer lending, small business lending, ATM operations, branch banking and trade finance lending
Ryan Beck
	Private Client Group (“PCG”)	Retail branch offices, Retail branches administration, Product marketing and support
	Investment Banking	Financial institutions group, middle markets group, public finance, and underwriting activities
	Capital Markets	Equity and fixed income trading departments, unit trust, institutional sales
BankAtlantic Bancorp
	Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions and financing of acquisitions

BankAtlantic Bancorp, Inc.

Description of BankAtlantic’s Reportable Segments

     The Company evaluates BankAtlantic’s segment performance based on segment profits after tax. BankAtlantic has three reportable segments. The table below is segment information for the three months ended March 31, 2004 and 2003 associated with the three BankAtlantic reportable segments (in thousands):

	BankAtlantic
	BankAtlantic Reportable Segments
	Bank	Commercial	Community			BankAtlantic
	Investments	Banking	Banking	Treasury	Other	Total
2004
Interest income	$23,427	26,634	23,056	(17,583)	808	56,342
Interest expense	13,887	9,657	7,627	(14,893)	194	16,472

Net interest income	9,540	16,977	15,429	(2,690)	614	39,870
Net charge-offs/(recoveries)	209	(23)	(4)	—	(829)	(647)

Net interest income after net charge-offs (recoveries)	9,331	17,000	15,433	(2,690)	1,443	40,517
Non-interest income	139	606	16,594	—	105	17,444
Non-interest expense	1,515	2,961	26,406	—	10,326	41,208

Segments profits and losses before tax	7,955	14,645	5,621	(2,690)	(8,778)	16,753
Taxes	2,847	5,272	2,024	(969)	(3,160)	6,014

Segment net income	$5,108	9,373	3,597	(1,721)	(5,618)	10,739

Segment assets	$1,789,951	1,805,187	554,277	—	344,950	4,494,365

2003
Interest income	$34,476	25,546	21,751	(16,405)	1,561	66,929
Interest expense	22,248	11,396	11,010	(17,750)	468	27,372

Net interest income	12,228	14,150	10,741	1,345	1,093	39,557
Net charge-offs/(recoveries)	26	(29)	(76)	—	(478)	(557)

Net interest income after net charge-offs (recoveries)	12,202	14,179	10,817	1,345	1,571	40,114
Non-interest income	74	734	12,840	—	28	13,676
Non-interest expense	1,174	3,401	21,848	—	8,353	34,776

Segments profits and losses before tax	11,102	11,512	1,809	1,345	(6,754)	19,014
Taxes	3,996	4,144	651	485	(2,464)	6,812

Segment net income	$7,106	7,368	1,158	860	(4,290)	12,202

Segment assets	$2,810,762	1,634,132	448,105	—	403,171	5,296,170

     The amounts included in the three BankAtlantic reportable segments are derived using a management reporting model that includes the methodologies of funds transfer pricing and activity based costing. Exposure to interest rate risk is managed centrally and reflected in BankAtlantic’s segment reporting under the heading entitled “Treasury”. In each segment the funds transfer pricing model charges each interest earning asset with a duration-matched cost of funds at the date of origination for the life of the asset or until a variable rate asset reprices. This matching of durations between interest earning assets and rate-bearing liabilities isolates the net interest income of each banking operating segment from interest rate risk and places the gains and losses from BankAtlantic’s management of interest rate risk in the Treasury. The duration on savings and transaction account deposit products that do not have maturities were estimated based on a deposit duration

BankAtlantic Bancorp, Inc.

analysis performed by a third party consultant. The activity based costing model allocates costs to the activities and processes that create the expenses and transfers costs for services provided by one segment to another.

     Net charge-offs or recoveries are allocated to the BankAtlantic reportable segment that generated the loss or recovery.

     Non-interest income and expenses are credited to the reportable segment that generated the revenues or costs. Intersegment costs are allocated to the operating segments based on an activity based costing model.

     Income tax expense is allocated based on a standard tax rate of 36% for BankAtlantic’s reportable segments.

     The Treasury net contribution represents the difference between the actual net interest income earned by BankAtlantic and the aggregate net interest income allocated to the reportable segments calculated using funds transfer pricing methodologies.

     “Other” includes discontinued loan products and unallocated corporate overhead. Discontinued loan products represent the net interest income and net recoveries from our discontinued loan products (consumer indirect, syndication, lease financing and small business loans originated before January 1, 2001). Unallocated corporate overhead represents expenses that were not assigned to bank reportable segments through the activity based costing model. These overhead costs cannot be broken down and attributed directly to the activities of specific reportable segments, and therefore allocation of costs would have to be based on subjective measures that could distort the performance of the reportable segments. As a consequence, management has decided not to allocate these overhead costs. These overhead costs are primarily back office costs, such as human resources, accounting, finance, auditing, and data processing.

BankAtlantic Bancorp, Inc.

Description of Ryan Beck’s Reportable Segments

     The Company evaluates Ryan Beck’s segment performance based on pre-tax contribution. The table below is segment information for the three months ended March 31, 2004 and 2003 associated with the three Ryan Beck reportable segments (in thousands):

	Ryan Beck
		Investment	Capital
	PCG	Banking	Markets	Total
2004
Net interest income:
Broker dealer interest	$2,291	$56	$449	$2,796
Interest Expense	(36)	(8)	(166)	(210)

Net interest income	2,255	48	283	2,586

Non-interest income:
Principal transactions	19,470	535	4,438	24,443
Investment banking	88	11,713	830	12,631
Commissions	23,714	—	1,657	25,371
Other	597	—	23	620

Non-interest income	43,869	12,248	6,948	63,065
Non-interest expense	(43,944)	(6,857)	(6,288)	(57,089)

Pre-tax contribution	$2,180	$5,439	$943	$8,562

2003
Net interest income:
Broker dealer interest	$2,088	$49	$180	$2,317
Interest Expense	(274)	(4)	(85)	(363)

Net interest income	1,814	45	95	1,954
Non-interest income:
Principal transactions	13,592	4,253	7,239	25,084
Investment banking	—	6,977	712	7,689
Commissions	17,448	105	1,799	19,352
Other	815	—	25	840

Non-interest income	31,855	11,335	9,775	52,965
Non-interest expense	(37,730)	(6,521)	(7,553)	(51,804)

Pre-tax contribution	$(4,061)	$4,859	$2,317	$3,115

     The Private Client Group is Ryan Beck’s retail investment brokerage and consulting group, which offers a full range of investment planning and related services to its clients.

     The Investment Banking reportable segment provides consulting services primarily in the financial services industry in connection with capital raising, mergers and acquisitions, and similar transactions. Its investment banking activities include a financial institutions, middle market and municipal finance groups.

     The Capital Markets reportable segment underwrites and trades in trust preferred securities, U.S. government securities, agency bonds and zero coupon bonds as well as equities and tax-exempt securities. Additionally, the Capital Markets group distributes brokered deposits and other taxable fixed income securities through other broker dealers.

     All revenue and expense items, with the exception of certain department allocations, such as general and administrative, operations and research, are identified and reported at each segment. Ryan Beck allocates certain common income and expense items among business segments based upon various methodologies and factors, including a percentage of income methodology for certain revenue products, and a headcount factor for certain expense items.

BankAtlantic Bancorp, Inc.

Segment Reporting Worksheet

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the three months ended March 31, 2004 and 2003 (in thousands):

				Adjusting and	BankAtlantic
			Parent	Elimination	Bancorp
	BankAtlantic	Ryan Beck	Company	Entries	Consolidated
2004
Interest income	$56,342	$2,796	$542	$(51)	$59,629
Interest expense	(16,547)	(210)	(4,135)	51	(20,841)
Recovery from loan losses	859	—	—	—	859
Non-interest income	18,220	63,065	17,079	(57)	98,307
Non-interest expense	(54,132)	(57,089)	(850)	57	(112,014)

Income before taxes	4,742	8,562	12,636	—	25,940
Provision for income taxes	(1,436)	(3,434)	(4,423)	—	(9,293)

Net income	$3,306	$5,128	$8,213	$—	$16,647

Total assets	$4,494,365	$176,247	$695,662	$(615,791)	$4,750,483

2003
Interest income	$66,929	$2,317	$454	$(735)	$68,965
Interest expense	(27,431)	(363)	(3,727)	735	(30,786)
Provision for loan losses	(850)	—	—	—	(850)
Non-interest income	15,114	52,965	27	(29)	68,077
Non-interest expense	(36,329)	(51,804)	(456)	29	(88,560)

Income before taxes	17,433	3,115	(3,702)	—	16,846
Provision for income taxes	(6,031)	(1,292)	1,295	—	(6,028)

Net income	$11,402	$1,823	$(2,407)	$—	$10,818

Total assets (1)	$5,296,170	$207,383	$785,693	$(475,907)	$5,813,339

(1)	The adjusting and elimination entries include the total assets of Levitt.

     The elimination entries consist of the intercompany loan interest income and interest expense, management fees, consulting fees and brokerage commissions.

BankAtlantic Bancorp, Inc.

     The differences between BankAtlantic’s statement of operations components and the reportable segment information for income from continuing operations for the three months ended March 31, 2004 and 2003 consists of (in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Interest expense
Segment interest expense	$16,472	$27,372
Joint venture interest expense	75	59

BankAtlantic interest expense	16,547	27,431

Non-interest income
Segment non-interest income	17,444	13,676
Income from real estate operations	305	1,086
Other	471	352

BankAtlantic non-interest income	18,220	15,114

Non-interest expense
Segment non-interest expense	41,208	34,776
Joint venture expenses	520	1,096
Provision for tax certificates	300	300
Cost associated with debt redemption	11,741	—
Other	363	157

BankAtlantic non-interest expense	54,132	36,329

Taxes
Segment taxes	6,014	6,812
Actual tax rate different than segment assumed tax rate	(254)	(212)
Segment earnings greater than BankAtlantic earnings	(4,324)	(569)

BankAtlantic taxes	1,436	6,031

Net income
Segment net income	10,739	12,202
Provision for loan losses different than net recoveries	136	(901)
Provision for tax certificates	(192)	(192)
Joint venture operation excluded from segment reporting	(116)	81
Cost associated with debt redemption	(7,515)	—
Tax rate difference	254	212

BankAtlantic net income	$3,306	$11,402

     The above segment reporting information is based on internal reports utilized by management. The presentation and allocation of segment income and the components of segment income calculated under the management approach may not reflect the actual economic costs, contribution or results of operations of the units as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments likely would not, in management’s view, be impacted.

BankAtlantic Bancorp, Inc.

11. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003
Commitment to sell fixed rate residential loans	$20,508	$12,962	$135
Commitment to sell variable rate residential loans	7,445	3,740	—
Commitments to purchase mortgage-backed securities	100,000	—	—
Forward contracts to purchase mortgage-backed securities	6,391	8,611	27,813
Commitments to purchase other investment securities	18,710	—	—
Commitments to purchase fixed rate residential loans	—	40,242	—
Commitments to purchase variable rate residential loans	103,600	3,500	124,547
Commitments to originate loans held for sale	24,537	14,271	—
Commitments to extend credit, including the undisbursed portion of loans in process	1,412,453	1,404,538	1,141,639
Standby letters of credit	35,973	31,722	29,517
Commercial lines of credit	131,047	162,623	160,149

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $29.9 million at March 31, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.1 million at March 31, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2004 and December 31, 2003 was $70,000 and $110,000, respectively, of unearned guarantee fees.

BankAtlantic Bancorp, Inc.

12. Discontinued operations

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The above transactions were presented as discontinued operations in our statement of operations for the three months ended March 31, 2003.

     The components of earnings from discontinued operations for the three months ended March 31, 2003 were as follows (in thousands):

For the Three
Months Ended
March 31, 2003
Net interest income	$1,323

Non-Interest Income:
Investment banking income	6,319
Income from real estate operations	13,771
Loss from unconsolidated subsidiaries	(194)
Other	868

Total non-interest income	20,764

Non Interest Expenses:
Employee compensation and benefits	10,049
Other	6,785

Total non-interest expenses	16,834

Income before income taxes	5,253
Provision for income taxes	1,713

Income from discontinued operations, net of tax	$3,540

     The assets and liabilities associated with discontinued operations included in the Company’s statement of financial condition as of March 31, 2003 consisted of the following: (in thousands)

March 31,
2003
ASSETS
Cash	$13,867
Securities owned	82,955
Loans receivable	6,205
Real estate inventory	214,269
Investment in unconsolidated subsidiaries	61,949
Goodwill	1,204
Other assets	17,357

Total assets	$397,806

Liabilities:
Notes payable	$105,747
Securities sold but not yet purchased	8,363
Due to clearing agent	56,084
Other liabilities	51,878

Total liabilities	$222,072

BankAtlantic Bancorp, Inc.

13. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2004 and 2003 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2004	2003
Basic earnings per share:
Income from continuing operations	$16,647	$10,818
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share from continuing operations	$0.28	$0.19

Discontinued operations, net of taxes	—	3,540
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share from discontinued operations	—	0.06

Net income	$16,647	$14,358
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share	$0.28	$0.25

Diluted earnings per share:
Income from continuing operations	$16,647	$10,818
Interest expense on convertible debentures	—	440
Subsidiary stock options	(192)	(47)

Income available after assumed conversion	$16,455	$11,211

Basic weighted average shares outstanding	59,257,270	58,171,621
Common stock equivalents resulting from convertible debentures	—	4,092,622
Common stock equivalents resulting from stock-based compensation	3,935,764	1,986,245

Diluted weighted average shares outstanding	63,193,034	64,250,488

Diluted earnings per share from continuing operations	$0.26	$0.17

Discontinued operations, net of taxes	—	3,540
Diluted weighted average number of common shares outstanding	63,193,034	64,250,488

Diluted earnings per share from discontinued operations	—	0.06

Income available after assumed conversion	$16,455	$14,751
Diluted weighted average shares outstanding	63,193,034	64,250,488

Diluted earnings per share	$0.26	$0.23

14. New Accounting Pronouncements

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” This SAB provided guidance that should be considered when calculating the fair value of certain loan commitments accounted for as derivatives. Additionally, the SAB provided disclosure requirements with respect to loan commitments accounted for as derivatives. Although this SAB is applicable to the Company, the implementation of this SAB on April 1, 2004 did not have a material impact on the Company’s financial condition or results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The Company has reviewed this guidance and management believes that it will not have a significant impact on the Company’s existing accounting policies or on its financial statements.

     In December 2003, the American Institute of Certified Public Accountants’ Accounting Standards Executive Committee issued Statement of Position 03-3 (“SOP”), “Accounting for Certain Loans or Debt Securities Acquired in a

BankAtlantic Bancorp, Inc.

Transfer”. The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Management intends to adopt the provisions of the SOP on January 1, 2005. The SOP will have an effect on future loan acquisitions that are within the scope of the SOP but will not have an effect on the Company’s historical financial statements.

15. Subsequent Event

     In April 2004, the Company withdrew the registration statement previously filed with the Securities and Exchange Commission relating to the offering of 4,000,000 shares of its Class A Common Stock.

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2004 and 2003, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Livingston, New Jersey, and its subsidiaries (“Ryan Beck”).

     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to: risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies applicable to it; the volatility of the stock market and fixed income markets; the mix of revenue-producing financial products in which it invests or which it offers its customers; the success of any new lines of business in which it may engage; uncertainties associated with litigation brought against Gruntal & Co., LLC (“Gruntal”), a company in which certain assets were acquired and certain liabilities were assumed by Ryan Beck in 2002; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the valuation of securities, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

BankAtlantic Bancorp, Inc.

Consolidated Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income	$38,788	$38,179	$609
Provision for (recovery from) loan loss	(859)	850	1,709
Securities activities, net	72	384	(312)
Equity security litigation settlement gain	16,782	—	16,782
Other non-interest income	81,453	67,693	13,760
Non-interest expense	112,014	88,560	(23,454)

Income from continuing operations before income taxes	25,940	16,846	9,094
Provision for income taxes	9,293	6,028	3,265

Income from continuing operations	16,647	10,818	5,829
Discontinued operations, net of tax	—	3,540	(3,540)

Net income	$16,647	$14,358	$2,289

     For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     Income from continuing operations increased 54% from the same 2003 period, to $16.6 million for the first quarter of 2004, up from $10.8 million in the corresponding period in 2003. The increase in income from continuing operations consisted primarily of two components, a $16.8 million equity security litigation settlement gain recognized in connection with the Company’s settlement in March 2004 of litigation with a technology company in which the Company was an investor, and an improvement in earnings at Ryan Beck. Ryan Beck experienced growth in merger and acquisition-related business that resulted in higher fee income for its investment banking segment, and growth in the business of its private client group that resulted in increased retail commission revenues. The improvement in Ryan Beck earnings and the equity security litigation settlement gain were partially offset by BankAtlantic earnings that were less than those for the comparable 2003 period, primarily because of the prepayment penalties incurred when BankAtlantic prepaid high fixed interest rate FHLB advances. The prepaid FHLB advances totaled $108 million, resulting in prepayment penalties of $11.7 million. Excluding the impact of the equity security litigation settlement gain and the FHLB advance prepayment penalties, income from continuing operations would have been $13.4 million for the first quarter of 2004, an increase of 24% over that for the same 2003 period.

     Net interest income increased slightly from the 2003 quarter. The improvement was primarily the result of rates on interest bearing liabilities decreasing faster than yields earned on interest earning assets, a by-product of falling interest rates. Interest bearing liability rates also decreased because of a change in the mix of BankAtlantic’s deposit accounts, with fewer high rate certificate of deposit accounts and more low cost deposit and insured money fund accounts in the first quarter of 2004 as compared to the first quarter of 2003. This change was due primarily to BankAtlantic’s initiatives associated with its Florida’s Most Convenient Bank campaign. Those initiatives include seven-day banking, extended weekday hours, 24/7 call center service, Totally Free Checking, free online banking, Totally Free Change Exchange coin counters, and various other products and services. Since the implementation of those initiatives during 2002, BankAtlantic has opened nearly 290,000 new checking and savings accounts, including more than 45,000 in the first quarter of 2004 compared to approximately 37,000 during the first quarter of 2003.

     The improvement in the provision for loan losses reflects net recoveries of previously charged off loans associated with BankAtlantic’s discontinued loan products and implementation of a loan underwriting policy that emphasizes collateral based lending relationships. These collateral based loans have lower credit risk than BankAtlantic’s discontinued loan products, which allowed BankAtlantic to reduce its allowance for loan losses as a percentage of outstanding loans.

     Gains on securities activities during the 2004 quarter resulted from the repositioning of mutual fund investments. Gains on securities activities during the 2003 quarter resulted from a liquidating dividend associated with equity securities owned by BankAtlantic Bancorp.

BankAtlantic Bancorp, Inc.

     Other non-interest income increased 20% from the 2003 quarter. The increase primarily resulted from substantial increases in Ryan Beck’s non-interest income and in service charges received by BankAtlantic.

     Ryan Beck’s non-interest income was $63.1 million in the first quarter 2004, representing an increase of 19% over the comparable 2003 period. The Private Client Group revenues for the first quarter 2004 rose 38% to $43.9 million, compared to $31.9 million in the comparable 2003 period. Investment Banking revenues for the quarter grew to $12.2 million, compared to $11.3 million in the comparable 2003 period.

     BankAtlantic’s non-interest income, which primarily consisted of service charges and other bank related fees, increased 21% in the first quarter of 2004 compared to the same quarter a year earlier. The increase is primarily attributable to growth in the number of deposit accounts at the bank. The growth in the number of deposit accounts were primarily the result of initiatives adopted in connection with BankAtlantic’s Florida’s Most Convenient Bank campaign.

     Non-interest expense in the first quarter of 2004 increased 26% from the comparable 2003 quarter. Included in the 2004 quarter is an $11.7 million expense consisting of prepayment penalties incurred by BankAtlantic when it prepaid certain high rate FHLB advances. Excluding this expense item, non-interest expense increased 13%.

     Ryan Beck’s non-interest expense increased 10%, from $51.8 million in the first quarter of 2003 to $57.1 million in the first quarter of 2004, primarily as a result of increased commissions and other compensation expenses related to the generation of increased revenues.

     BankAtlantic’s non-interest expense, excluding the $11.7 million prepayment penalty, increased 17%, from $36.3 million in the first quarter of 2003 to $42.4 million in the first quarter of 2004. BankAtlantic’s marketing initiatives, including 7-day banking and the newly introduced “Yeah, We’re Open” slogan, resulted in increased advertising expenditures, and the extended banking hours implemented at its branches and the growth in customer accounts required additional employees which resulted in increased employee compensation and benefits expenses.

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The above transactions were presented as discontinued operations in our statement of operations for the three months ended March 31, 2003.

BankAtlantic Bancorp, Inc.

BankAtlantic Results of Operations

Net interest income

	For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$1,326,061	$15,941	4.81%	$1,559,553	$21,586	5.54%
Commercial real estate	1,689,962	23,694	5.61	1,530,402	22,866	5.98
Consumer	374,222	3,900	4.17	296,675	3,467	4.67
Lease financing	13,642	382	11.20	29,962	834	11.13
Commercial business	98,959	1,500	6.06	100,753	1,450	5.76
Small business	173,891	3,085	7.10	164,151	3,037	7.40

Total loans	3,676,737	48,502	5.28	3,681,496	53,240	5.78
Investments — tax exempt	3,362	51 (1)	6.04	—	—	—
Investments — taxable	540,460	7,808	5.78	953,326	13,688	5.74

Total interest earning assets	4,220,559	56,361	5.34%	4,634,822	66,928	5.78%

Goodwill and core deposit intangibles	82,263			84,754
Other non-interest earning assets	240,068			261,961

Total Assets	$4,542,890			$4,981,537

Deposits:
Savings	$220,005	144	0.26%	$171,298	316	0.75%
NOW	543,619	491	0.36	425,622	542	0.52
Money funds	866,767	1,876	0.87	809,482	2,652	1.33
Certificate accounts	769,949	4,462	2.33	966,869	7,659	3.21

Total deposits	2,400,340	6,973	1.17	2,373,271	11,169	1.91

Short-term borrowed funds	150,735	302	0.81	285,716	837	1.19
Advances from FHLB	760,973	9,098	4.81	1,284,983	15,315	4.83
Long-term debt	35,842	482	5.41	35,411	447	5.12

Total interest bearing liabilities	3,347,890	16,855	2.02	3,979,381	27,768	2.83

Non-interest bearing deposits	664,796			478,355
Non-interest bearing other liabilities	34,025			63,538

Total Liabilities	4,046,711			4,521,274
Stockholder’s equity	496,179			460,263

Total liabilities and stockholder’s equity	$4,542,890			$4,981,537

Net interest income/ net interest spread		39,506	3.32%		39,160	2.95%

Capitalized interest		307			339

Net interest income (tax equivalent)		$39,813			$39,499

Margin
Interest income/interest earning assets			5.34%			5.78%
Interest expense/interest earning assets			1.61			2.43

Net interest margin (tax equivalent)			3.73%			3.35%

(1)	The tax equivalent basis is computed using a 35% tax rate.

     For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period:

     The slight improvement in net interest income in the first quarter of 2004 as compared to the first quarter of 2003 primarily resulted from an improvement in the net interest margin, partially offset by a decline in average earning assets.

     BankAtlantic’s average interest earning asset balances declined, as compared to the first quarter of 2003, primarily because the falling interest rates over the past year resulted in increased refinancings and prepayments of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both its residential mortgage loan portfolio and

BankAtlantic Bancorp, Inc.

its taxable investment securities portfolio. At the same time, BankAtlantic experienced growth in its commercial real estate loans and in consumer equity lines of credit, which mitigated the negative impact of residential loan prepayments.

     As a by-product of the residential loan prepayment activity, BankAtlantic’s average interest earning asset balances declined. As interest rates continued to fall, BankAtlantic found that few attractive alternatives existed for re-investment of the proceeds from the residential loan and taxable securities prepayments and from payments of loans and securities that matured during the same period. Therefore, instead of re-investing these proceeds in this rate environment, it chose to decrease the amount of its existing debt. The fixed interest rates on BankAtlantic’s FHLB advances were higher than the interest rates that BankAtlantic determined it is presently able to obtain on its borrowings, and therefore it prepaid the FHLB advances with the expectation that their elimination will favorably impact its net interest margin in future periods. As a consequence, BankAtlantic’s average FHLB advance balances declined by approximately $524 million, thereby reducing its interest expense on advances. During 2003, BankAtlantic repaid fixed rate FHLB advances that would have matured within 24 months, and during the 2004 quarter BankAtlantic repaid FHLB advances that would have matured during 2007 and 2008. The FHLB advances repaid had higher interest rates than alternative borrowings with the same maturity dates; however, they did not have higher rates than certain remaining BankAtlantic FHLB advance borrowings. As a consequence, average FHLB advance rates during the three months ended March 31, 2004 only declined slightly from the FHLB advance rates during the comparable 2003 period. Also, interest expense on BankAtlantic’s short-term borrowings was substantially lower during 2004 due to the lower rates and lower balances on its debt. Average debt balances decreased as a direct result of having lower average interest earning assets.

     Although the foregoing factors all had an impact on BankAtlantic’s net interest margin, a significant factor resulting in the improvement of its net interest margin was a substantial reduction in its deposit interest expense, attributed to a 74 basis point reduction in average deposit interest rates. The reduction in average deposit interest rates resulted chiefly from a combination of the low interest rate environment and a change in the bank’s deposit mix, with fewer higher rate certificate of deposit accounts and more low cost deposits and insured money fund accounts in the first quarter of 2004 as compared to the first quarter of 2003. Low cost deposits are checking and savings accounts. Average low cost deposits increased from $1,075 million during the first quarter of 2003 to $1,428 million during the comparable 2004 quarter, while certificate of deposit average balances declined from $967 million during the 2003 quarter to $770 million during the comparable 2004 quarter. Additionally, average non-interest bearing checking accounts included in low cost deposits grew from $478 million during the first quarter of 2003, to $665 million during the comparable 2004 quarter. Average insured money fund balances increased from $809 million during the first quarter of 2003, to $867 million during the comparable 2004 quarter. Growth in BankAtlantic’s checking and saving accounts is primarily attributable to its Florida’s Most Convenient Bank initiatives. Since the implementation of those initiatives in 2002, BankAtlantic has opened nearly 290,000 new checking and savings accounts, including more than 45,000 in the first quarter of 2004.

     In total, the rate on BankAtlantic’s interest bearing liabilities decreased 81 basis points as a result of the change in deposit mix, the historically low interest rate environment, and the decrease in its balances of high rate FHLB advances, whereas the rate on BankAtlantic’s interest earning assets decreased only 44 basis points. The decline in average asset yields was due to the downward re-pricing of floating rate loans and the purchase of loans at rates lower than the rates earned on the loans that prepaid or remain in BankAtlantic’s existing portfolio.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For Three Months Ended
	March 31,
(in thousands)	2004	2003
Balance, beginning of period	$45,595	$48,022
Charge-offs:
Consumer loans	(149)	(235)
Residential real estate loans	(231)	(114)
Discontinued loan products	(487)	(3,243)

Total charge-offs	(867)	(3,592)

Recoveries:
Commercial business loans	68	28
Commercial real estate loans	1	1
Small business	9	—
Consumer loans	48	176
Residential real estate loans	26	57
Discontinued loan products	1,362	3,887

Total recoveries	1,514	4,149

Net recoveries	647	557
Provision (recovery) for loan losses	(859)	850
Adjustments to acquired loan losses	—	(734)

Balance, end of period	$45,383	$48,695

     During the first quarter of 2004, recoveries on previously charged off loans exceeded gross loan charge-offs by $647,000. The net recoveries primarily related to BankAtlantic’s discontinued loan products, which include lease financing, indirect consumer lending, syndication lending, and certain types of small business lending. The remaining balance of these discontinued products declined to $26.1 million from $58.6 million a year earlier. Although BankAtlantic discontinued these loan products, it did not sell any portion of these portfolios. The unamortized principal balances remain in BankAtlantic’s loan portfolio. BankAtlantic continues to monitor the net charge off history of the remaining balances of these products, and continues to maintain an allowance for loan losses for these products that it believes reflects the historic performance of this portfolio.

     During the first quarter of 2003, recoveries on previously charged off loans exceeded gross loan charge-offs by $557,000. The net recoveries in 2003 also related to discontinued loan products, including a $2.1 million recovery from settlement of a syndication loan that BankAtlantic had charged down by $8.0 million during the first quarter of 2002.

     BankAtlantic’s allowance for loan losses was 1.22% and 1.24% of total loans at March 31, 2004 and 2003, respectively. At March 31, 2004, loans receivable had declined to $3.720 billion from $3.930 billion at March 31, 2003. Management believes that the $859,000 loan loss recovery during the first quarter of 2004 was the result of a decline in the loan balances in the bank’s loan portfolio and an improvement in the credit quality of the loans in the portfolio. The improvement in credit quality was associated with changes in BankAtlantic’s loan underwriting standards placing an emphasis on collateral based lending, coupled with the run-off of the discontinued loan products. The $850,000 provision for loan losses during the comparable 2003 quarter resulted from loan growth resulting principally from the purchase of $675 million of residential loans.

     In 2000, BankAtlantic significantly restructured its credit analysis procedures, shifting to a formal written credit analysis framework from its former approach based on credit scoring. In addition, lending policies were revised and a centralized underwriting department was established which reports to credit administration personnel, rather than loan origination personnel under the prior policy.

     Adjustments to the allowance for loan losses acquired in 2003 were associated with loans acquired in connection with the 2002 purchase of Community. BankAtlantic reduced its allowance for loan losses and reduced goodwill by

BankAtlantic Bancorp, Inc.

$734,000 during the 2003 first quarter for acquired loans which had been assigned a valuation allowance at the acquisition date that had either matured or were prepaid.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,
	2004	2003
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$565	$894
Loans and leases	11,724	10,803

Total nonaccrual	12,289	11,697

Repossessed assets:
Real estate owned, net of allowance	1,667	2,422
Vehicles and equipment	—	—

Total repossessed assets	1,667	2,422

Total nonperforming assets	13,956	14,119
Specific valuation allowances	(956)	—

Total nonperforming assets, net	$13,000	$14,119

Allowances
Allowance for loan losses	$45,383	$45,595
Allowance for tax certificate loses	3,202	2,870

Total Allowances	$48,585	$48,465

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$1	$135
Performing impaired loans with specific valuation allowances	188	180
Restructured loans	1,368	1,387

TOTAL POTENTIAL PROBLEM LOANS	$1,557	$1,702

     Non-performing assets continued to remain at historically low levels. Non-performing assets remained unchanged from December 31, 2003 at 0.36% of total loans, tax certificates and repossessed assets.

     During the first quarter of 2004, non-accrual loans increased because BankAtlantic placed a $1.4 million loan to a borrower in the telecommunications industry on non-accrual status. This loan was placed on non-accrual status because of business adversity within the telecommunications industry and the borrower’s failure to receive revenues from a significant contract which had a material adverse effect on the borrower’s cash flow. As a consequence, the loan was individually evaluated for impairment by estimating the present value of the expected cash flows and comparing the amount to the outstanding balance of the loan. As a result of this analysis a $956,000 specific valuation allowance was established on this loan as shown in the above table.

     The decline in repossessed assets was primarily due to sales of 1-4 family residential properties during the 2004 quarter.

BankAtlantic Bancorp, Inc.

Non-Interest Income

	For Three Months
BankAtlantic	Ended March 31,
(In thousands)	2004	2003	Change
Other service charges and fees	$4,637	$3,918	$719
Service charges on deposits	11,277	8,558	2,719
Income from real estate operations	305	1,086	(781)
Securities activities, net	(3)	(21)	18
Other	2,004	1,573	431

Non-interest income	$18,220	$15,114	$3,106

     Service charges and fees increased during the 2004 first quarter, as compared to the same 2003 quarter, primarily because of a 25% increase in check card and ATM fees. Service charges on deposits also increased by 32% over those charged during the comparable 2003 quarter. The increase in service charges primarily resulted from a 39% increase in overdraft fees from transaction accounts. The higher overdraft fees were due to both an increase in the number of accounts and additional fees assessed on overdrafts. Additionally, growth in the number of checking accounts resulted in additional income from check printing charges and checking account related services. The increase in revenues from service charges, check card, ATM and other checking account related fees is linked to the significant increase in the number of transaction accounts opened at BankAtlantic.

     Income from real estate operations represents revenues from a real estate joint venture that was acquired as part of the Community acquisition in 2002. The decrease in real estate income in the first quarter of 2004 reflects a decline in the number of units closed by the joint venture during the first quarter of 2004, as compared to the same 2003 period. During the current quarter, the joint venture closed on two lots, whereas during the first quarter of 2003, the joint venture closed on four condominiums and one single family home.

     Other income reported for the 2004 quarter was favorably impacted by $129,000 of gains on loans held for sale, compared to $3,000 for the 2003 quarter, and an increase in wire fee income during the current quarter, compared to the same 2003 quarter.

Non-Interest Expense

BankAtlantic	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Employee compensation and benefits	$23,029	$19,468	$3,561
Occupancy and equipment	7,146	6,648	498
Advertising and promotion	3,463	1,599	1,864
Amortization of intangible assets	439	454	(15)
Cost associated with debt redemption	11,741	—	11,741
Professional fees	1,258	1,096	162
Other	7,056	7,064	(8)

Non-interest expense	$54,132	$36,329	$17,803

     Compensation and benefit expenses increased in the first quarter of 2004 by 18% over the comparable 2003 quarter. In addition to annual employee salary increases, the growth in this expense category primarily resulted from an increase in the number of BankAtlantic employees. BankAtlantic hired additional employees to staff its branches and operations during the extended business hours implemented in connection with its Florida’s Most Convenient Bank initiative. The number of full time equivalent BankAtlantic employees increased to 1,428 at March 31, 2004 versus 1,244 at December 31, 2002. In addition, the cost of BankAtlantic’s regular benefit programs and health insurance increased significantly.

     Occupancy and equipment expenses increased 7.5% over those in the first quarter of 2003, chiefly because BankAtlantic engaged additional guard services to increase security at its branches. This increase in occupancy and

BankAtlantic Bancorp, Inc.

equipment expenses was partially offset by a reduction in data processing costs that resulted from a renegotiated contract with one of the bank’s service providers.

     Advertising expenses during the first quarter of 2004 increased significantly from those incurred during the comparable 2003 quarter, as a direct result of an aggressive BankAtlantic marketing campaign during the current quarter that included television and radio advertising to promote the Florida’s Most Convenient Bank initiatives and the newly introduced “Yeah, We’re Open” slogan. Management is aggressively marketing these initiatives and slogan, based on its determination to build upon the substantial increase in new BankAtlantic accounts since the introduction of the Florida’s Most Convenient Bank campaign in 2002. Management ramped up the marketing campaign in early 2004, thereby increasing marketing expenditures, in an effort to attract additional low cost deposit accounts. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2004 fiscal year compared to those incurred during the 2003 fiscal year.

     Amortization of intangible assets during the three months ended March 31, 2004 and 2003 reflects the amortization of core deposit intangible assets acquired in connection with the Community acquisition. These core deposit intangible assets are being amortized over an estimated life of seven years.

     The cost associated with debt redemption resulted from a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances that had an average interest rate of 5.55% and were scheduled to mature in 2007-2008. The interest rates on these FHLB advances exceeded the rates that BankAtlantic is currently able to obtain on FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.

     Other expenses, in total, remained stable for the three months ended March 31, 2004 compared to the same 2003 period. However, the 2003 period included a $750,000 write-down of a real estate owned (REO) property. This write-down resulted from a reassessment of a residential construction property that was transferred to REO during the second quarter of 2002. In the 2004 period, we incurred higher operating expenses linked to the substantial increase in new deposit accounts. These higher expenses include postage, correspondent bank clearing charges and insurance expenses.

BankAtlantic Bancorp, Inc.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
Net interest income:
Broker dealer interest	$2,796	$2,317	$479
Interest expense	(210)	(363)	153

Net interest income	2,586	1,954	632

Non-interest income:
Principal transactions	24,443	25,084	(641)
Investment banking	12,631	7,689	4,942
Commissions	25,371	19,352	6,019
Other	620	840	(220)

Non-interest income	63,065	52,965	10,100

Non-interest expense:
Employee compensation and benefits	44,042	37,923	6,119
Occupancy and equipment	3,103	3,090	13
Advertising and promotion	1,161	1,208	(47)
Professional fees	1,045	1,722	(677)
Communications	3,253	3,829	(576)
Floor broker and clearing fees	2,802	2,158	644
Other	1,683	1,874	(191)

Non-interest expense	57,089	51,804	5,285

Income before income taxes	8,562	3,115	5,447
Income taxes	3,434	1,292	2,142

Income from continuing operations	$5,128	$1,823	$3,305

     Income from continuing operations increased primarily as a result of higher transactional business and investment banking activity associated with three large financial institution offerings during the first quarter of 2004.

     Net interest income increased 32% in the first quarter of 2004, as compared to the same 2003 quarter. The increase in net interest income primarily resulted from expansion of municipal, corporate and government bond trading activities and the associated spread between the interest on the bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $231 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances. Further contributing to the increase in net interest income was Ryan Beck’s repayment of a subordinated loan from the Company in the third quarter of 2003, eliminating the interest expense on that loan. Ryan Beck’s increase in interest income was partially offset by an increase in interest expense due to increased borrowings by Ryan Beck from its clearing agent in connection with a higher volume of trading activity.

     Principal transaction revenue decreased by 3% as compared to the same quarter of 2003, primarily because in the 2003 quarter Ryan Beck recorded $7.7 million of principal gross sales credits in connection with a second step mutual to stock conversion and best efforts offering which it conducted for one of its financial institutions group clients. In the first quarter of 2004, Ryan Beck received principal gross sales credits of $2.3 million related to Unit Investment Trusts offerings. Ryan Beck’s transactional business was higher in the 2004 first quarter as compared to 2003, and it expects a high level of transactional business to continue based upon the current economic climate.

     Investment banking revenue increased by 64% from the same quarter of 2003, attributable mainly to increased merger and acquisition fees and consulting fees received by the Financial Institution and Middle Market Investment Banking Groups. During the first quarter, the Financial Institutions Group completed five mergers and the Middle Market Group completed one of the best performing IPO’s for the quarter among domestic transactions. Additionally, in early April 2004, Ryan Beck completed certain major investment banking transactions which resulted in revenue in excess of all investment banking revenue realized by Ryan Beck in the 2004 first quarter. The impact of those transactions will be reflected in the second quarter of 2004.

BankAtlantic Bancorp, Inc.

     Commission revenue increased by 31% from the same quarter of 2003, attributable mainly to increased agency transactions conducted in 2004. During the first quarter of 2004, Ryan Beck’s ticket volume was 297,688, an increase of 44% compared to first quarter 2003.

     The increase in employee compensation and benefits of 16% from 2003 is primarily due to the increase in bonus accruals necessitated by the additional investment banking revenue in 2004 versus 2003. Also contributing to the increase is commission expense associated with the increase in Ryan Beck’s commissionable revenue.

     Professional fees in the first quarter of 2004 were less than those in 2003 primarily because of reduced legal costs associated with the Gruntal transaction (see Part II, Item 1 “Legal Proceedings” herein for a further discussion.) During the first quarter of 2004, the bankruptcy court presiding over the Gruntal bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third-party release in favor of Ryan Beck and the Company, and it is expected that the majority of the claims against Ryan Beck associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

     The decrease in communications costs is primarily due to the elimination, as part of the integration of Gruntal operations into those of Ryan Beck, of duplicate services that were in place in the first quarter of 2003.

     The increase in floor broker and clearing fees is due to the increase in transactional business in 2004, as compared to 2003.

Parent Company Results of Operations

	For the Three Months Ended March 31,
(in thousands)	2004	2003	Change
Net interest income:
Interest on loans	$542	$454	$88
Interest expense	(4,135)	(3,727)	(408)

Net interest income	(3,593)	(3,273)	(320)

Non-interest income:
Income from unconsolidated subsidiaries	118	82	36
Gains on securities activities	75	405	(330)
Equity security litigation settlement gain	16,782	—	16,782
Other	104	—	104

Non-interest income	17,079	487	16,592

Non-interest expense:
Investment banking expense	—	460	(460)
Employee compensation and benefits	109	24	85
Professional fees	491	317	174
Other	250	115	135

Non-interest expense	850	916	(66)

Income (loss) before income taxes	12,636	(3,702)	16,338
Income taxes	4,423	(1,295)	5,718

Income (loss) from continuing operations	$8,213	$(2,407)	$10,620

     Interest on loans during the 2004 quarter is interest income recognized by the Company on loans to Levitt having an aggregate principal balance of $42.1 million. Interest on loans during the 2003 quarter is interest income recognized by the Company on a $30 million loan to Levitt and a $5 million loan to Ryan Beck.

     Interest expense increased during the first quarter of 2004, as compared to the same 2003 period, as a result of the Company’s accrual of interest expense on $77.3 million of junior subordinated debentures issued during March and April of 2003 as part of the trust preferred securities offerings. The proceeds of these offerings were used to repay $46.0 million of

BankAtlantic Bancorp, Inc.

convertible debentures and pay down by $16 million a bank line of credit. The junior subordinated debentures issued had higher rates than the convertible debentures and the bank line of credit.

     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings. The increase in the first quarter of 2004 was primarily because of earnings from three new trusts established in March and April 2003.

     The income from securities activities during the three months ended March 31, 2004 represents gains from mutual fund sales. The Company sold mutual funds to rebalance its investment portfolio to benchmark allocation percentages. The income from securities activities during the three months ended March 31, 2003 represented a gain realized from a liquidating dividend on an equity security.

     The equity security litigation settlement gain reflects proceeds from a litigation settlement related to the Company’s prior investment of $15 million in a technology company which it sold in connection with the settlement to a third party investor group. During 2002, the Company recorded an impairment charge for its entire $15 million investment in the technology company, based on the Company’s analysis of the technology company’s operations. During the first quarter of 2004, the Company and certain of its affiliates settled litigation related to its investment in this technology company. Pursuant to the settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, consisting of cash of $1.7 million and 378,160 shares of the Company’s Class A Common Stock that the technology company returned to the Company. The litigation between the parties was dismissed in connection with the settlement, and the Company has no further interest in the technology company.

     The Company’s investment banking expense during the first quarter of 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of the Company’s offering of trust preferred securities in 2003. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations and were eliminated in the Company’s consolidated financial statements.

     Other income during the first quarter of 2004 includes fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation.

     The Company incurred compensation expense as a result of hiring investor relations and risk management personnel as of January 1, 2004, who were formerly employed by BankAtlantic. Compensation expense during the three months ended March 31, 2003 primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan.

     The increase in professional fees during the 2004 first quarter compared to the same 2003 period consisted of higher professional fees associated with the technology company litigation that was settled in 2004 and an accrual for risk management consulting services provided to the Company by Bluegreen Corporation.

Financial Condition

     Our total assets at March 31, 2004 and December 31, 2003 were approximately $4.8 billion. Changes in the components of total assets included reductions in the following assets:

•	Decreases in real estate held for development and investments and advances to unconsolidated subsidiaries due to the spin-off of Levitt;

•	Decreases in our loan portfolio due to residential loan refinancing activity and declining discontinued loan product balances;

•	Reduction in tax certificate balances primarily related to certificate repayments;

•	Lower securities owned associated with Ryan Beck’s trading activities;

•	Decline in deferred tax assets related to the technology company litigation settlement and

•	Redemptions of FHLB stock linked to the prepayment of FHLB advances.

     The above decreases were partially offset by:

•	The origination of and participation in commercial real estate loans;

•	The origination of home equity loans;

BankAtlantic Bancorp, Inc.

•	Increases in office property and equipment renovation costs associated with the construction of BankAtlantic’s new corporate headquarters and

•	Higher real estate inventory related to increased construction activity by a real estate joint venture acquired in connection with the Community acquisition.

     The Company’s total liabilities at March 31, 2004 were $4.3 billion compared to $4.4 billion at December 31, 2003. The decrease in total liabilities primarily resulted from:

•	The prepayment and repayment at maturity of over $191 million of FHLB Advances;

•	Reduction in certificate of deposit account balances associated with marketing initiatives focusing on the origination of low cost deposits;

•	Decreases in securities sold but not yet purchased associated with Ryan Beck trading activities and

•	Decline in other liabilities associated with lower accrued compensation expense.

     The above decreases in total liabilities were partially offset by:

•	Higher transaction and savings account balances resulting from BankAtlantic’s seven-day banking and totally free checking account initiatives and

•	Increases in due to clearing agent balances associated with Ryan Beck’s trading activities.

     Stockholders’ equity at March 31, 2004 was $429.5 million compared to $413.5 million at December 31, 2003. The increase was primarily attributable to earnings of $16.6 million, a $1.4 million increase in other comprehensive income and $2.2 million of proceeds and tax benefits from the issuance of common stock upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by the payment of $1.9 million of common stock dividends and a $2.2 million reduction in additional paid in capital resulting from a current income tax liability related to the fair value of the Class A Common Stock received by the Company pursuant to the litigation settlement.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and principal and interest payments from loans to Levitt Corporation. The Company uses these funds to purchase equity investments, provide capital to its subsidiaries, pay dividends to its shareholders and to fund operations. The Company’s annual debt service associated with its junior subordinated debentures and other borrowings is approximately $16.0 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.8 million. During 2003, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, indenture restrictions and loan covenants, and the ability of BankAtlantic to pay dividends to the Company. BankAtlantic’s dividends are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5 million in dividends to the Company during the first quarter of 2004. This was the first time Ryan Beck has paid dividends to the Company since being acquired in 1998. However, whether dividend payments will be made in the future, and their timing and amount, will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at March 31, 2004, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on March 1, 2005.

     The Company filed a registration statement with the Securities and Exchange Commission relating to the offering of 4,000,000 shares of its Class A Common Stock, with an over allotment option of 600,000 shares. In April 2004, the Company withdrew this registration statement. The decision to withdraw the offering was based on the Company’s shareholders’ equity and cash position having improved significantly since the filing of the registration statement, but the trading price of bank equities, including the Company’s stock, having declined following announcement of the offering, related largely to

BankAtlantic Bancorp, Inc.

increased market expectations of higher interest rates. Additionally, BankAtlantic’s regulatory capital ratios qualify BankAtlantic as “well capitalized” and the Company projects sufficient earnings to support its growth. The Company has no plans to offer these securities at this time.

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

     BankAtlantic’s primary sources of funds are: deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from the FHLB; and operations. These funds were utilized to: fund loan disbursements and purchases; cover deposit outflows; repay securities sold under agreements to repurchase; repay advances from the FHLB; purchase tax certificates; pay maturing certificates of deposit; pay operating expenses; and pay dividends to the Company. BankAtlantic has a $1.4 billion line of credit with the FHLB, subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $591.5 million in FHLB advances, and the FHLB issued a $92 million letter of credit to secure public deposits under this line of credit at March 31, 2004. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit were approximately $741.7 million at March 31, 2004. BankAtlantic has also established lines of credit for up to $250 million with other banks to purchase federal funds, and it has established an $8.6 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at March 31, 2004 were $353.8 million and $103.6 million, respectively, compared to $368.8 million and $124.5 million, respectively, at March 31, 2003. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $106.4 million and $27.8 million, respectively, at March 31, 2004 and 2003. At March 31, 2004, loan commitments represented approximately 12.45% of loans receivable, net.

     As of March 31, 2004, BankAtlantic had approximately $121.1 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

     During 2002, BankAtlantic purchased a $14.3 million building to consolidate its headquarters and back office operations into a centralized facility. BankAtlantic had incurred approximately $5.3 million in renovation costs. The total estimated cost to complete renovation is approximately $19.2 million, and the facility is expected to be completed in October, 2004. The costs to complete renovation will be funded by cash flow from operations.

     At March 31, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic Bancorp, Inc.

     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately Capitalized	Well Capitalized
(in thousands)	Amount	Ratio	Ratio	Ratio
At March 31, 2004:
Total risk-based capital	$445,220	12.20%	8.00%	10.00%
Tier 1 risk-based capital	$377,574	10.35%	4.00%	6.00%
Tangible capital	$377,574	8.63%	1.50%	1.50%
Core capital	$377,574	8.63%	4.00%	5.00%

At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2003.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary source of funds during the three months ended March 31, 2004 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, pay dividends to the Company, fund the purchase of securities owned and fund capital expenditures.

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

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $21.4 million, which was $20.4 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2004.

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

Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2004 resulting from a change in interest rates. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed explanation of the model methodology and the assumptions utilized by us.

     Presented below is an analysis of the Company’s interest rate risk at March 31, 2004 and December 31, 2003, calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

As of March 31, 2004
	Net
	Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$496,045	$36,467
+100 bp	$493,315	$33,737
0	$459,578	$—
-100 bp	$413,276	$(46,302)
-200 bp	$389,999	$(69,579)

As of March 31, 2003
	Net
	Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$470,869	$17,666
+100 bp	$482,543	$29,340
0	$453,203	$—
-100 bp	$408,921	$(44,282)
-200 bp	$391,156	$(62,047)

     Our net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances in the third and fourth quarter of 2003 as well as a slowing of residential loan prepayments and a significant increase in low cost deposits. Our asset and liability committee monitors BankAtlantic’s interest rate risk. Based on the committee’s on-going review, it was determined that the repayment of high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. During September 2003 and December 2003, BankAtlantic repaid $185 million and $140 million, respectively, of FHLB advances and recognized a $2.0 million and $8.9 million loss, respectively, as a result of prepayment penalties. Additionally, BankAtlantic prepaid $108 million of FHLB advances in March 2004, incurring an $11.7 million prepayment penalty. BankAtlantic will continue to evaluate its

BankAtlantic Bancorp, Inc.

high fixed rate FHLB advances in light of market interest rate conditions and interest rate risk strategies to determine whether additional prepayments could reduce borrowing costs and improve its net interest margin. BankAtlantic may prepay additional FHLB advances subject to changes in interest rates and its interest rate risk strategies. We expect BankAtlantic’s net interest margin to improve during 2004 compared to 2003 as a result of advance repayments and growth in low cost deposits.

Equity Price Risk

BankAtlantic Bancorp

     BankAtlantic Bancorp maintains a portfolio of equity securities and exchange traded mutual funds that subject it to equity pricing risks arising in connection with changes in the relative values of its equity investments due to changing market and economic conditions. The following are hypothetical changes in the fair value of our available for sale securities at March 31, 2004, based on hypothetical percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

Percent	Available for sale
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$2,450	$21,581	$4,005
10%	$2,246	$19,782	$2,002
0%	$2,042	$17,984	$—
-10%	$1,838	$16,186	$(2,002)
-20%	$1,634	$14,387	$(4,005)

     Excluded from the above table is $1.8 million of investments in private companies for which no current market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck

     Ryan Beck is exposed to the market risk that the financial instruments in which it trades and makes a market will fluctuate in value. These value fluctuations can be caused by changes in interest rates, equity prices, credit spreads or other market forces. The Company, through Ryan Beck, is therefore indirectly exposed to these market risks arising from Ryan Beck’s trading and market making activities.

     Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used by Ryan Beck to monitor its risk, and this method measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors.

     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the three months ended March 31, 2004.

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to March 31, 2004.

(dollars in thousands)
	High	Low	Average
VaR	$1,747	$113	$621
Aggregate Long Value	103,877	45,515	72,372
Aggregate Short Value	140,714	27,734	58,769

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

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls during the last fiscal quarter.

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

BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Gruntal Proceedings. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal. Ryan Beck was named as a defendant in a number of arbitration claims filed by former Gruntal clients whose claims arose prior to Ryan Beck’s acquisition of Gruntal. In these actions, Ryan Beck is alleged to be the “successor” in interest to Gruntal, which allegations Ryan Beck denies. In some instances, the former Gruntal brokers against whom the claims relate are now employed by Ryan Beck, and in other instances the brokers are not employed by Ryan Beck. Ryan Beck did not assume any of the liabilities associated with these actions in the Gruntal transaction. While Ryan Beck does not consider any individual action to be material, an adverse result in a number of these actions in the aggregate could adversely affect the Company’s financial statements. In October 2002, Gruntal filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Laws. In March 2004, the bankruptcy court entered an order confirming a plan of liquidation for Gruntal that included a third-party release in favor of Ryan Beck and the Company and their respective officers, directors, employees, agents, successors and assigns. Based on the foregoing, it is expected that the majority of the pending claims will be dismissed by the arbitration panels and the courts currently hearing such matters.

Item 2. Changes in Securities and Use of Proceeds

(e) Purchases of equity securities by the issuer and affiliated purchasers

Total Number of
			Shares Purchased	Maximum Number that
			as Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs	Programs
January 1, 2004 through January 31, 2004	—	$—	—	—
February 1, 2004 through February 29, 2004	—	—	—	—
March 1, 2004 through March 31, 2004	457,995 (1)	— (1)	— (2)	—

Total	457,995	$—	—	—

(1)	The amount represents the number of shares of the Company’s Class A Common Stock received by the Company and its affiliates pursuant to a litigation settlement with a technology company that owned those shares. The Company received 378,160 of these shares which were subsequently retired.

(2)	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Exhibits and Reports on Form 8-K

(a)

     Exhibits

Exhibit 31.1	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     Form 8-K filed on January 7, 2004, announcing the spin-off of Levitt Corporation to the Company’s shareholders.

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
May 10, 2004 Date	By: /s/ Alan B. Levan Alan B. Levan Chief Executive Officer/ Chairman/President

May 10, 2004 Date	By: /s/ James A. White James A. White Executive Vice President, Chief Financial Officer