Form 10-Q/A
period 2004-03-31
BANKATLANTIC BANCORP INC
filed 2004-06-24
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 3, 2004
Class A Common Stock, par value $0.01 per share	54,460,900
Class B Common Stock, par value $0.01 per share	4,876,124

Part I. FINANCIAL INFORMATION

Reference		Page
Item 1.	Financial Statements	1-25

	Consolidated Statements of Financial Condition – March 31, 2004 (as restated) and 2003 and December 31, 2003 — Unaudited	4

	Consolidated Statements of Operations — For the Three Months Ended March 31, 2004 (as restated) and 2003 — Unaudited	5-6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income – For the Three Months Ended March 31, 2004 (as restated) and 2003 — Unaudited	7

	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2004 (as restated) and 2003 — Unaudited	8-9

	Notes to Consolidated Financial Statements — Unaudited	10-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41-42

Item 4.	Controls and Procedures	43

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Changes in Securities and Use of Proceeds	44

Item 6.	Exhibits and Reports on Form 8-K	44

	Signatures	45
CFO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 302
CEO CERTIFICATION PURSUANT TO SECTION 906
CFO CERTIFICATION PURSUANT TO SECTION 906

[THIS PAGE INTENTIONALLY LEFT BLANK]

Item 1. Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,	March 31,
(In thousands, except share data)	2004	2003	2003
	(as restated)
ASSETS
Cash and due from depository institutions	$114,849	$119,882	$139,940
Federal funds sold and securities purchased under resell agreements	1,953	—	—
Securities owned (at fair value)	122,114	124,565	154,319
Securities available for sale (at fair value)	358,665	358,511	740,003
Investment securities and tax certificates (approximate fair value: $139,075, $192,706 and $175,876)	139,075	192,706	175,436
Federal Home Loan Bank stock, at cost which approximates fair value	30,340	40,325	65,443
Loans receivable, net of allowance for loan losses of $45,383, $45,595 and $48,695	3,674,173	3,686,153	3,881,143
Accrued interest receivable	26,781	27,866	35,587
Real estate held for development and sale	24,239	21,803	238,356
Investments and advances to unconsolidated subsidiaries	7,910	7,910	96,755
Office properties and equipment, net	96,628	93,577	93,136
Deferred tax asset, net	17,751	22,999	37,523
Goodwill, net	76,674	76,674	77,878
Core deposit intangible asset	11,546	11,985	13,303
Other assets	47,785	46,593	64,517

Total assets	$4,750,483	$4,831,549	$5,813,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$748,402	$645,036	$516,404
NOW accounts	567,498	533,888	446,076
Savings accounts	233,832	208,966	180,362
Insured money fund savings	870,447	865,590	820,181
Certificate accounts	723,256	804,662	920,350

Total deposits	3,143,435	3,058,142	2,883,373

Advances from FHLB	591,466	782,205	1,308,246
Securities sold under agreements to repurchase	118,465	138,809	340,983
Federal funds purchased	25,000	—	115,000
Subordinated debentures, notes and bonds payable	37,109	36,595	195,073
Junior subordinated debentures	263,266	263,266	252,918
Securities sold but not yet purchased	34,250	37,813	49,760
Due to clearing agent	18,328	8,583	36,982
Other liabilities	89,587	92,684	151,388

Total liabilities	4,320,906	4,418,097	5,333,723

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,331,830, 54,396,824 and 53,516,846 shares	543	544	535
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	255,915	259,770	253,032
Unearned compensation – restricted stock grants	(1,134)	(1,178)	(1,171)
Retained earnings	166,882	148,311	226,241

Total stockholders’ equity before accumulated other comprehensive income	422,255	407,496	478,686
Accumulated other comprehensive income	7,322	5,956	930

Total stockholders’ equity	429,577	413,452	479,616

Total liabilities and stockholders’ equity	$4,750,483	$4,831,549	$5,813,339

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
(In thousands, except share and per share data)	Ended March 31,
	2004	2003
	(as restated)
Interest income:
Interest and fees on loans and leases	$48,936	$52,940
Interest and dividends on securities available for sale	3,620	8,657
Interest and dividends on other investment securities	4,277	5,051
Broker dealer interest	2,796	2,317

Total interest income	59,629	68,965

Interest expense:
Interest on deposits	6,973	11,169
Interest on advances from FHLB	9,098	15,316
Interest on securities sold under agreements to repurchase and federal funds purchased	250	819
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	4,827	3,821
Capitalized interest on real estate development	(307)	(339)

Total interest expense	20,841	30,786

Net interest income	38,788	38,179
Provision for (recovery from) loan losses	(859)	850

Net interest income after provision for (recovery from) loan losses	39,647	37,329

Non-interest income:
Investment banking income	62,445	51,665
Service charges on deposits	11,277	8,558
Other service charges and fees	4,637	3,918
Income from real estate operations	305	1,086
Income from unconsolidated subsidiaries	118	82
Securities activities, net	72	384
Equity security litigation settlement gain	22,840	—
Other	2,671	2,384

Total non-interest income	104,365	68,077

Non-interest expense:
Employee compensation and benefits	67,180	57,412
Occupancy and equipment	10,250	9,738
Advertising and promotion	4,694	2,807
Amortization of intangible assets	439	454
Cost associated with debt redemption	11,741	—
Professional fees	2,737	3,115
Communications	3,253	3,829
Floor broker and clearing fees	2,802	2,158
Other	8,918	9,047

Total non-interest expense	112,014	88,560

Income from continuing operations before income taxes	31,998	16,846
Provision for income taxes	11,474	6,028

Income from continuing operations	20,524	10,818
Discontinued operations, net of tax of $1,713	—	3,540

Net income	$20,524	$14,358

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,
	2004	2003
	(as restated)
Earnings per share
Basic earnings per share from continuing operations	$0.35	$0.19
Basic earnings per share from discontinued operations	—	0.06

Basic earnings per share	$0.35	$0.25

Diluted earnings per share from continuing operations	$0.32	$0.17
Diluted earnings per share from discontinued operations	—	0.06

Diluted earnings per share	$0.32	$0.23

Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Diluted weighted average number of common and common equivalent shares outstanding	63,193,034	64,250,488

Cash dividends per Class A share	$0.033	$0.031

Cash dividends per Class B share	$0.033	$0.031

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
	(as restated)		(as restated)	(as restated)			(as restated)
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$14,358	—	—	14,358	—	—	14,358

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $1,596)	(2,149)
Minimum pension liability (less income tax benefit of $251)	(446)
Unrealized loss associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gain associated with cash flow hedges (less income tax benefit of $185)	(376)
Reclassification adjustment for cash flow hedges	130
Reclassification adjustment for net gain included in net income	(246)

Other comprehensive loss	(2,639)

Comprehensive income	$11,719

Dividends on Class A Common Stock		—	—	(1,658)	—	—	(1,658)
Dividends on Class B Common Stock		—	—	(151)	—	—	(151)
Issuance of Class A common stock		1	164	—	—	—	165
Tax effect relating to the exercise of stock options		—	169	—	—	—	169
Amortization of unearned compensation - restricted stock grants		—	—	—	38	—	38
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(2,639)	(2,639)

BALANCE, MARCH 31, 2003		$584	$253,032	$226,241	$(1,171)	$930	$479,616

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$20,524	—	—	20,524	—	—	20,524

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale (less income tax provision of $757)	1,412
Reclassification adjustment for net gain included in net income	(46)

Other comprehensive income	1,366

Comprehensive income	$21,890

Dividends on Class A Common Stock		—	—	(1,792)	—	—	(1,792)
Dividends on Class B Common Stock		—	—	(161)	—	—	(161)
Issuance of Class A common stock		3	677	—	—	—	680
Tax effect relating to the exercise of stock options		—	1,522	—	—	—	1,522
Retirement of Class A Common Stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	44	—	44
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	1,366	1,366

BALANCE, MARCH 31, 2004		$592	$255,915	$166,882	$(1,134)	$7,322	$429,577

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
(In thousands)	Ended March 31,
	2004	2003
	(as restated)
Operating activities:
Income from continuing operations	$20,524	$10,818
Income from discontinued operations	—	3,540
Adjustments to reconcile net income to net cash provided in operating activities:
Provision (recovery) for credit losses *	(555)	1,905
Depreciation, amortization and accretion, net	3,602	3,540
Amortization of intangible assets	439	454
Change in real estate inventory	(2,436)	(16,143)
Securities owned activities, net	2,451	32,135
Cost associated with debt redemption	11,741	—
Increase (decrease) in securities sold but not yet purchased	(3,563)	11,757
Equity in earnings of unconsolidated subsidiaries	(118)	(136)
(Investments in) repayments from unconsolidated subsidiaries, net	118	(993)
Originations and repayments of loans held for sale, net	(7,518)	153
Proceeds from sales of loans held for sale	11,204	695
Gains on securities activities	(72)	(384)
Equity security litigation settlement gain	(22,840)	—
Decrease (increase) in deferred tax asset, net	4,491	(999)
Decrease (increase) in accrued interest receivable	1,085	(1,731)
Increase in other assets	(3,518)	(6,736)
Increase (decrease) in due to clearing agent	9,745	(41,809)
Increase (decrease) in other liabilities	(1,575)	26,643

Net cash provided in operating activities	23,205	22,709

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	60,353	51,096
Purchase of investment securities and tax certificates	(7,022)	(14,930)
Purchases of securities available for sale	(32,313)	(178,200)
Proceeds from sales and maturities of securities available for sale	50,942	142,171
(Purchases) redemptions of FHLB stock, net	9,985	(500)
Net repayments (purchases and originations) of loans and leases	9,407	(510,235)
Proceeds from sales of real estate owned	1,125	451
Net additions to office property and equipment	(5,503)	(2,537)

Net cash provided (used) in investing activities	86,974	(512,684)

Financing activities:
Net (decrease) increase in deposits	85,293	(37,182)
Repayments of FHLB advances	(202,449)	(63,660)
Proceeds from FHLB advances	—	75,000
Net increase (decrease) in securities sold under agreements to repurchase	(20,344)	224,854
Net increase in federal funds purchased	25,000	115,000
Repayment of notes and bonds payable	(630)	(43,839)
Proceeds from notes and bonds payable	1,144	43,631
Issuance of common stock	680	165
Issuance of junior subordinated debentures	—	67,010
Common stock dividends paid	(1,953)	(1,809)

Net cash (used) provided in financing activities	(113,259)	379,170

Decrease in cash and cash equivalents	(3,080)	(110,805)
Cash and cash equivalents at beginning of period	119,882	250,745

Cash and cash equivalents at end of period	$116,802	$139,940

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
(In thousands)	Ended March 31,
	2004	2003
	(as restated)
Interest paid	$22,068	$34,731
Income taxes paid	1,109	822
Loans transferred to real estate owned	374	522
Net loan recoveries	647	557
Tax certificate net recoveries	31	31
Reduction in stockholders’ equity from the retirement of Class A Common Stock obtained from litigation settlement	6,058	—
Increase in current income taxes payable from the tax effect of fair value employee stock options	1,522	169
Acquisition goodwill adjustments	—	(734)
Change in accumulated other comprehensive income	1,366	(3,847)
Change in deferred taxes on other comprehensive income	757	(1,208)

*	Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

NOTE A. Restatement

     During the first fiscal quarter of 2004, BankAtlantic Bancorp announced that it had settled litigation that the Company and certain of its affiliates had filed related to an investment in a private technology company. Pursuant to the settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, its original cost, and received additional compensation for legal expenses and damages consisting of $1.7 million in cash and return of 378,160 shares of the Company’s Class A Common Stock owned by the technology company. The parties also exchanged releases and the pending litigation between the parties was dismissed in connection with the settlement.

     Based on the consultation and with concurrence of the Company’s independent accountants, the Company recorded a $16.7 million equity security litigation settlement gain in its statement of operations resulting from the receipt of cash and accounted for the return of the 378,160 shares of the Company’s Class A Common Stock from the technology company in connection with the settlement and the subsequent retirement of those shares as an equity transaction, with no gain or loss recognized in the statement of operations.

     Recently, the Company determined, with the concurrence of its independent accountants, that the fair value of 378,160 shares of the Company’s Class A Common Stock received as part of the settlement should have been reflected in the statement of operations as a $6.1 million pretax ($3.9 million after-tax) increase to the equity security litigation settlement gain. Based on such treatment, the Company has restated its results for the first quarter of 2004 to reflect the increase of $3.9 million in net income to $20.5 million, or $0.32 per diluted share as compared to the previously reported $16.6 million, or $0.26 per diluted share.

     Based on such treatment, the Company has restated its financial statements as follows:

Line Items Restated on Consolidated Statement of Financial Condition

	As Reported	As Restated
	March 31,	March 31,
	2004	2004
Additional paid-in capital	$259,792	$255,915
Retained earnings	163,005	166,882

Line Items Restated on Consolidated Statement of Operations

	For the Three Months
	Ended March 31, 2004
	As Reported	As Restated
Equity security litigation settlement gain	$16,782	$22,840
Total non-interest income	98,307	104,365
Income from continuing operations before income taxes	25,940	31,998
Provision for income taxes	9,293	11,474
Income from continuing operations	16,647	20,524
Net income	16,647	20,524
Earnings per share
Basic earnings per share from continuing operations	0.28	0.35
Basic earnings per share	0.28	0.35
Diluted earnings per share from continuing operations	0.26	0.32
Diluted earnings per share	0.26	0.32

BankAtlantic Bancorp, Inc.

Line Items Restated on the Consolidated Statement of Stockholder’s Equity and Comprehensive Income

	For the Three Months
	Ended March 31, 2004
	As Reported	As Restated
Net income	$16,647	$20,524
Comprehensive income	18,013	21,890
Tax effect of fair value of Class A Common Stock obtained from litigation settlement	(2,181)	—
Retirement of Class A Common Stock	—	(6,058)

Line Items Restated on Consolidated Statement of Cash Flows

	For the Three Months
	Ended March 31, 2004
	As Reported	As Restated
Operating activities:
Income from continuing operations	$16,647	$20,524
Equity security litigation settlement gain	(16,782)	(22,840)
Increase (decrease) in other liabilities	(3,756)	(1,575)
Supplemental disclosure of non-cash items
Reduction in stockholders’ equity from the retirement of Class A Common Stock obtained from litigation settlement	2,181	6,058

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

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary to present fairly the Company’s consolidated financial condition at March 31, 2004, December 31, 2003 and March 31, 2003, the consolidated results of operations for the three months ended March 31, 2004 and 2003, the consolidated stockholders’ equity and comprehensive income for the three months ended March 31, 2004 and 2003 and the consolidated cash flows for the three months ended March 31, 2004 and 2003. Such adjustments consisted only of normal recurring items, except as described in Note A. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. The consolidated

BankAtlantic Bancorp, Inc.

financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For the Three Months
	Ended March 31,
(in thousands, except share data)	2004	2003
	(as restated)
Pro forma net income
Net income, as reported	$20,524	$14,358
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	44	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(398)	(396)

Pro forma net income	$20,170	$14,014

Earnings per share:
Basic as reported	$0.35	$0.25

Basic pro forma	0.34	0.24

Diluted as reported	$0.32	$0.23

Diluted pro forma	0.32	0.23

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

BankAtlantic Bancorp, Inc.

4. Advances from the Federal Home Loan Bank

     During March 2004, BankAtlantic prepaid $108 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $25 million had an average interest rate of 5.68% and was scheduled to mature in 2007, and the remaining $83 million had an average interest rate of 5.51% and was scheduled to mature in 2008. In conjunction with the prepayments, BankAtlantic incurred prepayment penalties of $11.7 million. Also during the first quarter of 2004, BankAtlantic prepaid a $50 million variable rate FHLB advance scheduled to mature in 2004 with an interest rate of 1.17%. During the three months ended March 31, 2004, $33 million of FHLB advances matured. These advances had a weighted average interest rate of 1.53%.

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

BankAtlantic Bancorp, Inc.

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

7. Loans Receivable

     The loan and lease portfolio consisted of the following components (in thousands):

	March 31,	December 31,	March 31,
	2004	2003	2003
Real estate loans:
Residential	$1,273,105	$1,343,657	$1,824,329
Construction and development	1,516,103	1,345,449	1,247,747
Commercial	943,305	1,064,043	800,911
Small business	117,054	110,745	98,455
Loans to Levitt	18,505	18,118	—
Other loans:
Loans to Levitt	42,125	43,500	—
Second mortgages – direct	362,237	333,655	275,385
Second mortgages – indirect	971	1,105	1,565
Commercial business	98,692	91,724	86,293
Lease financing	11,984	14,442	24,876
Small business — non-mortgage	59,163	58,574	60,516
Deposit overdrafts	3,477	4,036	2,557
Consumer loans — other direct	16,374	17,892	21,778
Consumer loans — other indirect	633	1,297	3,729
Loans held for sale:
Residential	3,307	2,254	—
Commercial syndication	4,375	9,114	13,953

Total gross loans	4,471,410	4,459,605	4,462,094

Adjustments:
Undisbursed portion of loans in process	(751,126)	(728,100)	(536,406)
Premiums related to purchased loans	5,694	6,898	10,399
Deferred fees	(6,422)	(6,655)	(6,249)
Allowance for loan and lease losses	(45,383)	(45,595)	(48,695)

Loans receivable – net	$3,674,173	$3,686,153	$3,881,143

BankAtlantic Bancorp, Inc.

     BankAtlantic began originating residential loans held for sale with an independent mortgage company in August 2003. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

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

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic

Bank Investments	Investments, tax certificates,
residential loans purchased, CRA lending and real estate
capital services

Commercial Banking	Commercial lending and commercial deposits

Community Banking	Consumer lending, small business lending, ATM
operations, branch banking and trade finance lending

Ryan Beck

Private Client Group (“PCG”)	Retail branch offices, Retail
branches administration, Product marketing and support

Investment Banking	Financial institutions group, middle markets
group, public finance, and underwriting activities

Capital Markets	Equity and fixed income trading departments,
unit trust, institutional sales

BankAtlantic Bancorp

Parent Company	BankAtlantic Bancorp's operations, costs of
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

BankAtlantic Bancorp, Inc.

Segment Reporting Worksheet

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the three months ended March 31, 2004 and 2003 (in thousands):

				Adjusting and	BankAtlantic
			Parent	Elimination	Bancorp
	BankAtlantic	Ryan Beck	Company	Entries	Consolidated
2004			(as restated)		(as restated)
Interest income	$56,342	$2,796	$542	$(51)	$59,629
Interest expense	(16,547)	(210)	(4,135)	51	(20,841)
Recovery from loan losses	859	—	—	—	859
Non-interest income	18,220	63,065	23,137	(57)	104,365
Non-interest expense	(54,132)	(57,089)	(850)	57	(112,014)

Income before taxes	4,742	8,562	18,694	—	31,998
Provision for income taxes	(1,436)	(3,434)	(6,604)	—	(11,474)

Net income	$3,306	$5,128	$12,090	$—	$20,524

Total assets	$4,494,365	$176,247	$695,662	$(615,791)	$4,750,483

2003
Interest income	$66,929	$2,317	$454	$(735)	$68,965
Interest expense	(27,431)	(363)	(3,727)	735	(30,786)
Provision for loan losses	(850)	—	—	—	(850)
Non-interest income	15,114	52,965	27	(29)	68,077
Non-interest expense	(36,329)	(51,804)	(456)	29	(88,560)

Income before taxes	17,433	3,115	(3,702)	—	16,846
Provision for income taxes	(6,031)	(1,292)	1,295	—	(6,028)

Net income	$11,402	$1,823	$(2,407)	$—	$10,818

Total assets (1)	$5,296,170	$207,383	$785,693	$(475,907)	$5,813,339

(1)	The adjusting and elimination entries include the total assets of Levitt.

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

BankAtlantic Bancorp, Inc.

13. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2004 and 2003 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2004	2003
	(as restated)
Basic earnings per share:
Income from continuing operations	$20,524	$10,818
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share from continuing operations	$0.35	$0.19

Discontinued operations, net of taxes	—	3,540
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share from discontinued operations	—	0.06

Net income	$20,524	$14,358
Basic weighted average number of common shares outstanding	59,257,270	58,171,621

Basic earnings per share	$0.35	$0.25

Diluted earnings per share:
Income from continuing operations	$20,524	$10,818
Interest expense on convertible debentures	—	440
Subsidiary stock options	(192)	(47)

Income available after assumed conversion	$20,332	$11,211

Basic weighted average shares outstanding	59,257,270	58,171,621
Common stock equivalents resulting from convertible debentures	—	4,092,622
Common stock equivalents resulting from stock-based compensation	3,935,764	1,986,245

Diluted weighted average shares outstanding	63,193,034	64,250,488

Diluted earnings per share from continuing operations	$0.32	$0.17

Discontinued operations, net of taxes	—	3,540
Diluted weighted average number of common shares outstanding	63,193,034	64,250,488

Diluted earnings per share from discontinued operations	—	0.06

Income available after assumed conversion	$20,332	$14,751
Diluted weighted average shares outstanding	63,193,034	64,250,488

Diluted earnings per share	$0.32	$0.23

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

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The amounts in management’s discussion and analysis have been restated as described in Note A to the consolidated financial statements in Item 1 of this Form 10Q/A.

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

BankAtlantic Bancorp, Inc.

Consolidated Results of Operations

	For the Three Months Ended March 31,
(In thousands)	2004	2003	Change
	(as restated)		(as restated)
Net interest income	$38,788	$38,179	$609
Provision for (recovery from) loan loss	(859)	850	1,709
Securities activities, net	72	384	(312)
Equity security litigation settlement gain	22,840	—	22,840
Other non-interest income	81,453	67,693	13,760
Non-interest expense	112,014	88,560	(23,454)

Income from continuing operations before income taxes	31,998	16,846	15,152
Provision for income taxes	11,474	6,028	5,446

Income from continuing operations	20,524	10,818	9,706
Discontinued operations, net of tax	—	3,540	(3,540)

Net income	$20,524	$14,358	$6,166

For the Three Months Ended March 31, 2004 Compared to the Same 2003 Period (as restated):

     Income from continuing operations increased 90% from the same 2003 period, to $20.5 million for the first quarter of 2004, up from $10.8 million in the corresponding period in 2003. The increase in income from continuing operations consisted primarily of two components, a $22.8 million equity security litigation settlement gain recognized in connection with the Company’s settlement in March 2004 of litigation with a technology company in which the Company was an investor, and an improvement in earnings at Ryan Beck. Ryan Beck experienced growth in merger and acquisition-related business that resulted in higher fee income for its investment banking segment, and growth in the business of its private client group that resulted in increased retail commission revenues. The improvement in Ryan Beck earnings and the equity security litigation settlement gain were partially offset by BankAtlantic earnings that were less than those for the comparable 2003 period, primarily because of the prepayment penalties incurred when BankAtlantic prepaid high fixed interest rate FHLB advances. The prepaid FHLB advances totaled $108 million, resulting in prepayment penalties of $11.7 million. Excluding the impact of the equity security litigation settlement gain and the FHLB advance prepayment penalties, income from continuing operations would have been $13.4 million for the first quarter of 2004, an increase of 24% over that for the same 2003 period.

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

BankAtlantic Bancorp, Inc.

     Provision for Loan Losses

	For Three Months Ended
(in thousands)	March 31,
	2004	2003
Balance, beginning of period	$45,595	$48,022
Charge-offs:
Consumer loans	(149)	(235)
Residential real estate loans	(231)	(114)
Discontinued loan products	(487)	(3,243)

Total charge-offs	(867)	(3,592)

Recoveries:
Commercial business loans	68	28
Commercial real estate loans	1	1
Small business	9	—
Consumer loans	48	176
Residential real estate loans	26	57
Discontinued loan products	1,362	3,887

Total recoveries	1,514	4,149

Net recoveries	647	557
Provision (recovery) for loan losses	(859)	850
Adjustments to acquired loan losses	—	(734)

Balance, end of period	$45,383	$48,695

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
	Ended March 31,
BankAtlantic
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

	For the Three Months Ended March 31,
BankAtlantic
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

BankAtlantic Bancorp, Inc.

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

     The increase in floor broker and clearing fees is due to the increase in transactional business in 2004, as compared to 2003.

Parent Company Results of Operations

	For the Three Months Ended March 31,
(in thousands)	2004	2003	Change
	(as restated)		(as restated)
Net interest income:
Interest on loans	$542	$454	$88
Interest expense	(4,135)	(3,727)	(408)

Net interest income	(3,593)	(3,273)	(320)

Non-interest income:
Income from unconsolidated subsidiaries	118	82	36
Gains on securities activities	75	405	(330)
Equity security litigation settlement gain	22,840	—	22,840
Other	104	—	104

Non-interest income	23,137	487	22,650

Non-interest expense:
Investment banking expense	—	460	(460)
Employee compensation and benefits	109	24	85
Professional fees	491	317	174
Other	250	115	135

Non-interest expense	850	916	(66)

Income (loss) before income taxes	18,694	(3,702)	22,396
Income taxes	6,604	(1,295)	7,899

Income (loss) from continuing operations	$12,090	$(2,407)	$14,497

     Interest on loans during the 2004 quarter is interest income recognized by the Company on loans to Levitt having an aggregate principal balance of $42.1 million. Interest on loans during the 2003 quarter is interest income recognized by the Company on a $30 million loan to Levitt and a $5 million loan to Ryan Beck.

BankAtlantic Bancorp, Inc.

     Interest expense increased during the first quarter of 2004, as compared to the same 2003 period, as a result of the Company’s accrual of interest expense on $77.3 million of junior subordinated debentures issued during March and April of 2003 as part of the trust preferred securities offerings. The proceeds of these offerings were used to repay $46.0 million of convertible debentures and pay down by $16 million a bank line of credit. The junior subordinated debentures issued had higher rates than the convertible debentures and the bank line of credit.

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

Financial Condition (as restated)

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

BankAtlantic Bancorp, Inc.

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

     Stockholders’ equity at March 31, 2004 was $429.5 million compared to $413.5 million at December 31, 2003. The increase was primarily attributable to earnings of $20.5 million, a $1.4 million increase in other comprehensive income and $2.2 million of proceeds and tax benefits from the issuance of common stock upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by the payment of $1.9 million of common stock dividends and a $6.1 million reduction in additional paid in capital resulting from the retirement of 378,160 shares of the Company’s Class A Common Stock received as part of its litigation settlement related to its investment in a private technology company.

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

BankAtlantic Bancorp, Inc.

     The Company filed a registration statement with the Securities and Exchange Commission relating to the offering of 4,000,000 shares of its Class A Common Stock, with an over allotment option of 600,000 shares. In April 2004, the Company withdrew this registration statement. The decision to withdraw the offering was based on the Company’s shareholders’ equity and cash position having improved significantly since the filing of the registration statement, but the trading price of bank equities, including the Company’s stock, having declined following announcement of the offering, related largely to increased market expectations of higher interest rates. Additionally, BankAtlantic’s regulatory capital ratios qualify BankAtlantic as “well capitalized” and the Company projects sufficient earnings to support its growth. The Company has no plans to offer these securities at this time.

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

As of December 31, 2003
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

Item 2. Changes in Securities and Use of Proceeds

(e)	Purchases of equity securities by the issuer and affiliated purchasers

Total Number of
			Shares Purchased as	Maximum Number that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs	Programs
January 1, 2004 through January 31, 2004	—	$—	—	—
February 1, 2004 through February 29, 2004	—	—	—	—
March 1, 2004 through March 31, 2004	457,995 (1)	— (1)	— (2)	—

Total	457,995	$—	—	—

(1)	The amount represents the number of shares of the Company’s Class A Common Stock received by the Company and its affiliates pursuant to a litigation settlement with a technology company that owned those shares. The Company received 378,160 of these shares which were subsequently retired.

(2)	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     Form 8-K filed on January 7, 2004, announcing the spin-off of Levitt Corporation to the Company’s shareholders.

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
June 24, 2004 Date	By: /s/ Alan B. Levan Alan B. Levan Chief Executive Officer/ Chairman/President
June 24, 2004 Date	By: /s/ James A. White James A. White Executive Vice President, Chief Financial Officer