Form 10-Q
period 2004-06-30
BANKATLANTIC BANCORP INC
filed 2004-08-06
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES [X]  NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 2, 2004
Class A Common Stock, par value $0.01 per share	54,944,661
Class B Common Stock, par value $0.01 per share	4,876,124

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	June 30,	December 31,	June 30,
(In thousands, except share data)	2004	2003	2003
ASSETS
Cash and due from depository institutions	$132,927	$119,882	$127,150
Federal funds sold and securities purchased under resell agreements	399	—	—
Securities owned (at fair value)	120,953	124,565	224,405
Securities available for sale (at fair value)	694,554	358,511	509,572
Investment securities and tax certificates (approximate fair value: $194,046, $192,706 and $208,622)	194,046	192,706	208,621
Federal Home Loan Bank stock, at cost which approximates fair value	44,154	40,325	69,131
Loans receivable, net of allowance for loan losses of $46,737, $45,595 and $49,576	3,899,099	3,686,153	4,024,344
Accrued interest receivable	27,864	27,866	34,162
Real estate held for development and sale	25,077	21,803	241,346
Investments and advances to unconsolidated subsidiaries	7,910	7,910	99,094
Office properties and equipment, net	106,105	93,577	92,599
Deferred tax asset, net	22,288	22,999	34,527
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	11,121	11,985	12,864
Due from clearing agent	16,048	—	—
Other assets	49,159	46,593	64,364

Total assets	$5,428,378	$4,831,549	$5,818,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$787,819	$645,036	$546,805
NOW accounts	584,658	533,888	455,514
Savings accounts	251,218	208,966	191,586
Insured money fund savings	906,865	865,590	850,579
Certificate accounts	719,545	804,662	859,896

Total deposits	3,250,105	3,058,142	2,904,380

Advances from FHLB	883,727	782,205	1,332,300
Securities sold under agreements to repurchase	374,824	138,809	217,950
Federal funds purchased	20,000	—	155,000
Subordinated debentures, notes and bonds payable	36,395	36,595	142,461
Junior subordinated debentures	263,266	263,266	263,218
Securities sold but not yet purchased	51,321	37,813	34,968
Due to clearing agent	—	8,583	112,410
Other liabilities	108,406	92,684	160,335

Total liabilities	4,988,044	4,418,097	5,323,022

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,903,283, 54,396,824 and 53,753,721 shares	549	544	538
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	258,258	259,770	254,532
Unearned compensation - restricted stock grants	(1,090)	(1,178)	(1,133)
Retained earnings	183,170	148,311	241,632

Total stockholders’ equity before accumulated other comprehensive income (loss)	440,936	407,496	495,618
Accumulated other comprehensive income (loss)	(602)	5,956	213

Total stockholders’ equity	440,334	413,452	495,831

Total liabilities and stockholders’ equity	$5,428,378	$4,831,549	$5,818,853

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2004	2003	2004	2003
Interest income:
Interest and fees on loans and leases	$48,034	$54,191	$96,970	$107,131
Interest and dividends on securities available for sale	5,194	7,686	8,847	16,343
Interest and dividends on other investment securities	4,013	5,163	8,257	10,214
Broker dealer interest	2,866	2,181	5,662	4,498

Total interest income	60,107	69,221	119,736	138,186

Interest expense:
Interest on deposits	6,788	9,758	13,761	20,927
Interest on advances from FHLB	7,769	15,291	16,867	30,607
Interest on securities sold under agreements to repurchase and federal funds purchased	632	1,248	882	2,067
Interest on subordinated debentures, notes and bonds payable and junior subordinated debentures	4,912	4,531	9,739	8,352
Capitalized interest on real estate development	(346)	(256)	(653)	(595)

Total interest expense	19,755	30,572	40,596	61,358

Net interest income	40,352	38,649	79,140	76,828
Provision for (recovery from) loan losses	(1,963)	1,490	(2,822)	2,340

Net interest income after provision for (recovery from) loan losses	42,315	37,159	81,962	74,488

Non-interest income:
Investment banking income	61,925	50,565	124,370	102,230
Service charges on deposits	13,028	9,605	24,305	18,163
Other service charges and fees	6,431	6,071	11,068	9,989
Income from real estate operations	683	4,136	988	5,222
Income from unconsolidated subsidiaries	118	118	236	200
Securities activities, net	3	(19)	75	365
Litigation settlement	—	—	22,840	—
Other	3,157	2,126	5,828	4,510

Total non-interest income	85,345	72,602	189,710	140,679

Non-interest expense:
Employee compensation and benefits	63,538	57,415	130,718	114,827
Occupancy and equipment	11,046	9,615	21,296	19,353
Advertising and promotion	5,630	3,819	10,324	6,626
Amortization of intangible assets	425	439	864	893
Cost associated with debt redemption	—	1,648	11,741	1,648
Professional fees	2,610	3,715	5,347	6,830
Communications	3,106	4,216	6,359	8,045
Floor broker and clearing fees	2,438	2,236	5,240	4,394
Other	9,109	11,387	18,027	20,434

Total non-interest expense	97,902	94,490	209,916	183,050

Income from continuing operations before income taxes	29,758	15,271	61,756	32,117
Provision for income taxes	11,498	5,462	22,972	11,490

Income from continuing operations	18,260	9,809	38,784	20,627
Discontinued operations, net of tax of $4.1 million and $5.9 million	—	7,400	—	10,940

Net income	$18,260	$17,209	$38,784	$31,567

See Notes to Consolidated Financial Statements - Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Earnings per share
Basic earnings per share from continuing operations	$0.31	$0.17	$0.65	$0.35
Basic earnings per share from discontinued operations	—	0.13	—	0.19

Basic earnings per share	$0.31	$0.30	$0.65	$0.54

Diluted earnings per share from continuing operations	$0.29	$0.16	$0.61	$0.33
Diluted earnings per share from discontinued operations	—	0.12	—	0.18

Diluted earnings per share	$0.29	$0.28	$0.61	$0.51

Basic weighted average number of common shares outstanding	59,343,940	58,321,020	59,300,605	58,246,733

Diluted weighted average number of common and common equivalent shares outstanding	62,807,683	61,898,924	62,979,163	63,047,682

Cash dividends per Class A share	$0.033	$0.031	$0.066	$0.062

Cash dividends per Class B share	$0.033	$0.031	$0.066	$0.062

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004 - UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$31,567	—	—	31,567	—	—	31,567

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $3,437)	(5,876)
Minimum pension liability (less income tax benefit of $930)	1,652
Unrealized loss associated with investment in Bluegreen Corporation (less income tax provision of $638)	742
Accumulated gain associated with cash flow hedges (less income tax benefit of $349)	100
Reclassification adjustment for cash flow hedges	260
Reclassification adjustment for net gain included in net income	(234)

Other comprehensive loss	(3,356)

Comprehensive income	$28,211

Dividends on Class A Common Stock		—	—	(3,325)	—	—	(3,325)
Dividends on Class B Common Stock		—	—	(302)	—	—	(302)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of Class A common stock		4	988	—	—	—	992
Tax effect relating to the exercise of stock options		—	634	—	—	—	634
Amortization of unearned compensation - restricted stock grants		—	—	—	76	—	76
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(3,356)	(3,356)

BALANCE, June 30, 2003		$587	$254,532	$241,632	$(1,133)	$213	$495,831

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$38,784	—	—	38,784	—	—	38,784

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $3.7 million)	(6,510)
Reclassification adjustment for net gain included in net income	(48)

Other comprehensive income (loss)	(6,558)

Comprehensive income	$32,226

Dividends on Class A Common Stock		—	—	(3,603)	—	—	(3,603)
Dividends on Class B Common Stock		—	—	(322)	—	—	(322)
Issuance of Class A common stock		11	2,592	—	—	—	2,603
Tax effect relating to the exercise of stock options		—	4,585	—	—	—	4,585
Retirement of Class A Common Stock relating to exercise of stock options		(2)	(2,635)				(2,637)
Retirement of Class A Common Stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	88	—	88
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,558)	(6,558)

BALANCE, June 30, 2004		$598	$258,258	$183,170	$(1,090)	$(602)	$440,334

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2004	2003
Income from continuing operations	$38,784	$20,627
Income from discontinued operations	—	10,940
Adjustments to reconcile net income to net cash provided in operating activities:
Provision (recovery) for credit losses *	(2,222)	3,695
Depreciation, amortization and accretion, net	8,071	8,550
Amortization of intangible assets	864	893
Change in real estate inventory	(3,274)	(20,347)
Securities owned activities, net	3,612	(37,951)
Cost associated with debt redemption	11,741	1,648
Increase (decrease) in securities sold but not yet purchased	13,508	(3,035)
Equity in earnings of unconsolidated subsidiaries	(236)	(4,673)
Repayments from unconsolidated subsidiaries, net	5,236	7,005
Originations and repayments of loans held for sale, net	(62,475)	3,866
Proceeds from sales of loans held for sale	70,057	3,658
Gains on securities activities	(75)	(365)
Litigation settlement	(22,840)	—
Decrease in deferred tax asset, net	4,402	2,309
Decrease (increase) in accrued interest receivable	2	(178)
Increase in other assets	(11,808)	(11,461)
Increase (decrease) in due to clearing agent	(24,631)	33,619
Increase in other liabilities	3,703	40,657

Net cash provided in operating activities	32,419	59,457

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	105,809	101,999
Purchase of investment securities and tax certificates	(107,749)	(99,272)
Purchases of securities available for sale	(424,523)	(183,215)
Proceeds from sales and maturities of securities available for sale	111,344	372,034
Purchases of FHLB stock, net	(3,829)	(4,188)
Net purchases and originations of loans and leases	(217,796)	(662,210)
Net proceeds from sales of real estate owned	1,939	1,444
Net additions to office property and equipment	(17,832)	(5,778)
Net cash proceeds from the sale of Cumberland	—	1,235

Net cash used in investing activities	(552,637)	(477,951)

Financing activities:
Net (decrease) increase in deposits	191,963	(16,175)
Repayments of FHLB advances	(210,157)	(239,368)
Proceeds from FHLB advances	300,000	275,000
Net increase in securities sold under agreements to repurchase	236,015	101,843
Net increase in federal funds purchased	20,000	155,000
Repayment of notes and bonds payable	(1,283)	(126,868)
Proceeds from notes and bonds payable	1,083	73,102
Issuance of common stock	1,777	992
Retirement of Class A common stock	(1,811)	—
Issuance of junior subordinated debentures	—	75,000
Common stock dividends paid	(3,925)	(3,627)

Net cash provided in financing activities	533,662	294,899

Increase (decrease) in cash and cash equivalents	13,444	(123,595)
Cash and cash equivalents at beginning of period	119,882	250,745

Cash and cash equivalents at end of period	$133,326	$127,150

See Notes to Consolidated Financial Statements - Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2004	2003
Interest paid	$41,975	$68,961
Income taxes paid	24,483	10,822
Loans transferred to real estate owned	838	749
Net loan recoveries (charge-offs)	3,964	(52)
Tax certificate net recoveries (charge-offs)	(100)	(256)
Reduction in stockholders’ equity from the retirement of Class A Common Stock obtained from litigation settlement	6,058	—
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	4,585	634
Acquisition goodwill adjustments	—	(734)
Transfer of relocated branch to real estate held for sale	—	1,000
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	826	—
Change in accumulated other comprehensive income	(6,558)	(3,356)
Change in deferred taxes on other comprehensive income	(3,690)	(1,520)
July settlement of securities available for sale purchased in June	16,604	—
Issuance of Class A Common Stock upon conversion of subordinated debentures	—	211

*	Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its subsidiaries: BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida, which provides traditional retail banking services and a wide range of commercial banking products and related financial services. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey which offers a wide range of investment and insurance products for retail and institutional clients.

     On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), and during the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). Accordingly, the financial information of Levitt, GMS and Cumberland is not included in the Consolidated Statements of Operations for the three and six months ended June 30, 2004 nor in the Consolidated Statements of Financial Condition at June 30, 2004 and December 31, 2003. For the comparable periods ended June 30, 2003, the financial information of the above companies is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows; but the information is excluded from the revenues and expenses in the Consolidated Statements of Operations and is instead included as discontinued operations.

     All significant inter-company balances and transactions have been eliminated in consolidation.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary to present fairly the Company’s consolidated financial condition at June 30, 2004, December 31, 2003 and June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, the consolidated stockholders’ equity and comprehensive income for the six months ended June 30, 2004 and 2003 and the consolidated cash flows for the six months ended June 30, 2004 and 2003. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the six months ended June 30, 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company’s Form 10-Q/A for the three months ended March 31, 2004.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share data)	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$18,260	$17,209	$38,784	$31,567
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	44	90	88	142
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(284)	(566)	(682)	(962)

Pro forma net income	$18,020	$16,733	$38,190	$30,747

Earnings per share:
Basic as reported	$0.31	$0.30	$0.65	$0.54

Basic pro forma	0.30	0.29	0.64	0.53

Diluted as reported	$0.29	$0.28	$0.61	$0.51

Diluted pro forma	0.28	0.27	0.60	0.50

     In July 2004 the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 783,100 shares of Class A Common Stock under the Amended and Restated BankAtlantic Bancorp 2001 Stock Option Plan. The options vest in five years and expire ten years after the grant date except for stock options granted to non-employee Directors which vest immediately. The stock options were granted with an exercise price ($18.20) equal to the fair market value of the common stock at the date of grant No compensation expense was recognized in connection with the option grants since the exercise price equaled the market value of the underlying common stock on the date of grant.

     In April 2004 the RB Holdings, Inc. Option Plan (the “Plan”) was amended to increase the number of shares of RB Holdings, Inc. common stock authorized for issuance under the Plan from 1,530,000 to 2,437,500.

     In April 2004, RB Holdings Board of Directors granted to certain executives, pursuant to the Plan, options to acquire an aggregate of 798,500 shares of RB Holdings common stock at an exercise price equal to fair value at the date of grant, all of which vest in four years and expire ten years after the grant date. Upon exercise of the options, the Company or RB Holdings has the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. The Company and RB Holdings also have the right of first refusal on any sale of RB Holdings common stock issued as a result of the exercise of an option, and the Company has the right to require any common stockholder to sell the shares in the event that the Company chooses to sell its interest in RB Holdings. In June 2004, options to acquire 90,000 shares of RB Holdings were exercised at a price of $1.60 per share. As of June 30, 2004, 24,465,000 shares of RB Holdings common stock were outstanding, of which 24,375,000 shares were owned by the Company.

3. Litigation Settlement

     In March 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company, its affiliates and a technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock that had been owned by the technology company. The Company retired the Class A common stock on the settlement date.

BankAtlantic Bancorp, Inc.

4. Advances from the Federal Home Loan Bank

     During March 2004, BankAtlantic prepaid $108 million of fixed rate Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 5.55%, incurring prepayment penalties of $11.7 million. Also during the first quarter of 2004, BankAtlantic prepaid a $50 million variable rate FHLB advance scheduled to mature in 2004 with an interest rate of 1.17%. During the three and six months ended June 30, 2004, $7.7 million and $40.7 million of FHLB advances matured. These advances had a weighted average interest rate of 2.25% and 1.67%, respectively. During the three months ended June 30, 2004, BankAtlantic borrowed $300 million from the FHLB in the form of variable rate advances having a current weighted average interest rate of 1.27% and maturity dates ranging from August 2004 to May 2005.

     Of the $883.7 million of FHLB advances outstanding at June 30, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $60 million mature between 2004 and 2006 and have a weighted average interest rate 1.63%.

5. Defined Benefit Pension Plan

     Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	383	369	766	738
Expected return on plan assets	(500)	(371)	(1,000)	(742)
Amortization of unrecognized net gains and losses	111	294	221	589

Net periodic pension expense (benefit)	$(6)	$292	$(13)	$585

     BankAtlantic did not contribute to the Plan during the six months ended June 30, 2004 and 2003. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2004.

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

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
States and municipalities	$16,697	$9,903	$111,254
Corporations	10,757	5,159	43,950
U.S. Government and agencies	48,852	62,229	33,107
Corporate equities	16,670	15,072	11,744
Mutual funds	27,055	24,639	22,013
Certificates of deposit	922	7,563	2,337

	$120,953	$124,565	$224,405

     At June 30, 2003, securities owned balances included $133.7 million of securities owned by GMS, of which approximately $9.2 million were not accruing interest. Ryan Beck sold GMS in August 2003.

BankAtlantic Bancorp, Inc.

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2004, balances due from the clearing broker were $16.0 million. As of December 31, 2003 and June 30, 2003, balances due to the clearing broker were $8.6 million and $112.4 million, respectively.

     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
States and municipalities	$87	$67	$2,221
Corporations	5,049	1,963	3,706
U.S. Government and agencies	39,967	32,231	14,599
Corporate equities	6,171	3,544	12,712
Certificates of deposit	47	8	1,730

	$51,321	$37,813	$34,968

          At June 30, 2003 the amounts included $8.4 million of securities sold but not yet purchased by GMS.

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

     The loan and lease portfolio consisted of the following components (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
Real estate loans:
Residential	$1,506,875	$1,343,657	$1,869,668
Construction and development	1,550,715	1,345,449	1,024,844
Commercial real estate	861,472	1,064,043	1,145,663
Small business - mortgage	117,647	107,835	96,109
Loans to Levitt Corporation	14,939	18,118	—
Other loans:
Loans to Levitt Corporation	38,000	43,500	—
Second mortgages	395,260	333,655	287,761
Commercial business	104,649	91,724	87,374
Small business - non-mortgage	60,822	51,898	45,646
Deposit overdrafts	5,464	4,036	3,278
Consumer loans	15,790	17,892	19,694
Residential loans held for sale	3,786	2,254	—
Discontinued loan products	19,563	35,544	51,417

Total gross loans	4,694,982	4,459,605	4,631,454

Adjustments:
Undisbursed portion of loans in process	(747,850)	(728,100)	(563,132)
Premiums related to purchased loans	4,603	6,899	11,173
Deferred fees	(5,899)	(6,656)	(5,575)
Allowance for loan and lease losses	(46,737)	(45,595)	(49,576)

Loans receivable — net	$3,899,099	$3,686,153	$4,024,344

     The Company’s loans to Levitt had an outstanding balance of $52.9 million and $61.6 million at June 30, 2004 and December 31, 2003, respectively. The Company also had loans to Levitt joint ventures that had an outstanding balance of

BankAtlantic Bancorp, Inc.

$0 and $23.2 million at June 30, 2004 and December 31, 2003, respectively. Included in interest income in the Company’s statement of operations for the three and six months ended June 30, 2004 was $390,000 and $1.0 million, respectively, of interest income related to loans to Levitt and its joint ventures. During the three and six months ended June 30, 2003, $600,000 and $1.2 million, respectively, of interest income related to loans to Levitt were not included in the Company’s statements of operations as those amounts were eliminated in consolidation. At June 30, 2004, the Company had $12.4 million of undisbursed loans in process to Levitt.

8. Real Estate Held for Development and Sale

     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
Land and land development costs	$9,673	$9,705	$179,321
Construction costs	10,008	7,192	44,683
Other costs	2,377	1,859	14,285
Other	3,019	3,047	3,057

Total	$25,077	$21,803	$241,346

     Income from real estate operations was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Sales of real estate	$3,668	$9,248	$4,425	$13,412
Cost of sales on real estate	2,985	5,112	3,437	8,190

Gains on sales of real estate	$683	$4,136	$988	$5,222

     In 2002, BankAtlantic acquired Community Savings Bankshares, Inc. (“Community”). Real estate held for development and sale at June 30, 2004 and December 31, 2003 consisted of real estate held by a joint venture that was acquired in connection with the Community acquisition and $3.0 million of real estate held for sale associated with BankAtlantic branch banking facilities. The joint venture was consolidated in the Company’s financial statements as of January 1, 2003.

     Real estate held for development and sale at June 30, 2003 consisted of $19.8 million of real estate inventory of the joint venture acquired in the Community acquisition, $3.1 million of real estate held for sale associated with BankAtlantic branch banking facilities, and $218.5 million of real estate inventory of Levitt.

BankAtlantic Bancorp, Inc.

9. Investments and advances to unconsolidated subsidiaries

     The consolidated statements of financial condition and consolidated statements of operations include the following amounts for investments and advances to unconsolidated subsidiaries (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
Statement of Financial Condition	$	$	$
Investment in Bluegreen corporation	—	—	64,381
Investments and advances to real estate joint ventures	—	—	26,803
Investment in statutory business trusts	7,910	7,910	7,910

Total	$7,910	$7,910	$99,094

     As of June 30, 2004 and December 31, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed to issue trust preferred securities. Prior to January 1, 2003, these trusts were consolidated in the Company’s financial statements.

     At June 30, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s and Levitt’s investment in Bluegreen Corporation, (which consisted of aggregate holdings of approximately 38% of Bluegreen’s outstanding common stock) Levitt’s investments in real estate joint ventures and the Company’s investments in eleven statutory business trusts.

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

     As of January 1, 2004, the Company implemented a new internal reporting methodology for evaluating operating segment performance for BankAtlantic’s reportable segments. Additionally, Ryan Beck changed the composition of its reportable segments, creating three reportable segments. As a result of Ryan Beck’s change, the Company’s results of operations are now reported through seven reportable segments instead of five reportable segments reported by the Company in prior periods. Segment reporting for the three and six months ended June 30, 2003 was restated to conform to the new methodology.

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic
Bank Investments	Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services
Commercial Banking	Commercial lending and commercial deposits
Community Banking	Consumer lending, small business lending, ATM operations, branch banking and trade finance lending
Ryan Beck
Private Client Group (“PCG”)	Retail branch offices, retail branch administration, product marketing and support
Investment Banking	Financial institutions group, middle markets group, public finance, and underwriting activities
Capital Markets	Equity and fixed income trading departments, unit trust and institutional sales

BankAtlantic Bancorp, Inc.

BankAtlantic Bancorp
Parent Company	BankAtlantic Bancorp’s operations, costs of
acquisitions and financing of acquisitions

Results of BankAtlantic’s Reportable Segments

     The Company evaluates BankAtlantic’s segment performance based on segment profits after tax. BankAtlantic has three reportable segments. Information regarding “Treasury” and “Other” is provided following the tables. The table below is segment information for the three months ended June 2004 and 2003 associated with the three BankAtlantic reportable segments (in thousands):

	BankAtlantic Reportable Segments
	Bank	Commercial	Community			BankAtlantic
	Investments	Banking	Banking	Treasury	Other	Total
2004
Interest income	24,882	26,281	28,334	(23,393)	659	56,763
Interest expense	(15,795)	(9,517)	(8,023)	18,149	(180)	(15,366)

Net interest income	9,087	16,764	20,311	(5,244)	479	41,397
Charge-offs/(recoveries)	41	(2,278)	(76)	—	(873)	(3,186)

Net interest income after net charge-offs (recoveries)	9,046	19,042	20,387	(5,244)	1,352	44,583
Non-interest income	64	1,252	19,727	—	442	21,485
Non-interest expense	(1,319)	(2,892)	(27,815)	—	(10,495)	(42,521)

Segments profits and losses before tax	7,791	17,402	12,299	(5,244)	(8,701)	23,547
Taxes	(2,805)	(6,265)	(4,428)	1,888	3,133	(8,477)

Segment net income	$4,986	11,137	7,871	(3,356)	(5,568)	15,070

Segment assets	2,389,534	1,767,555	599,865	—	364,941	5,121,895

2003
Interest income	$34,654	26,050	19,859	(14,532)	1,306	67,337
Interest expense	(21,452)	(10,921)	(9,584)	15,685	(350)	(26,622)

Net interest income	13,202	15,129	10,275	1,153	956	40,715
Charge-offs/(recoveries)	325	(22)	1,088	—	(494)	897

Net interest income after net charge-offs (recoveries)	12,877	15,151	9,187	1,153	1,450	39,818
Non-interest income	76	1,573	15,120	—	514	17,283
Non-interest expense	(1,286)	(2,872)	(23,498)	—	(10,295)	(37,951)

Segments profits and losses before tax	11,667	13,852	809	1,153	(8,331)	19,150
Taxes	(4,200)	(4,987)	(291)	(415)	3,004	(6,889)

Segment net income	$7,467	8,865	518	738	(5,327)	12,261

Segment assets	2,658,804	1,731,635	456,532	—	374,344	5,221,315

BankAtlantic Bancorp, Inc.

     The table below is segment information for the six months ended June 2004 and 2003 associated with the three BankAtlantic reportable segments (in thousands):

	BankAtlantic Reportable Segments
	Bank	Commercial	Community			BankAtlantic
	Investments	Banking	Banking	Treasury	Other	Total
2004
Interest income	$48,309	52,915	51,390	(40,976)	1,467	113,105
Interest expense	(29,682)	(19,174)	(15,650)	33,042	(374)	(31,838)

Net interest income	18,627	33,741	35,740	(7,934)	1,093	81,267
Charge-offs/(recoveries)	250	(2,301)	(80)	—	(1,702)	(3,833)

Net interest income after net charge-offs (recoveries)	18,377	36,042	35,820	(7,934)	2,795	85,100
Non-interest income	203	1,858	36,321	—	547	38,929
Non-interest expense	(2,834)	(5,853)	(54,221)	—	(20,821)	(83,729)

Segments profits and losses before tax	15,746	32,047	17,920	(7,934)	(17,479)	40,300
Taxes	(5,652)	(11,537)	(6,452)	2,857	6,293	(14,491)

Segment net income	$10,094	20,510	11,468	(5,077)	(11,186)	25,809

2003
Interest income	$69,130	51,596	41,610	(30,937)	2,867	134,266
Interest expense	(43,700)	(22,317)	(20,594)	33,435	(818)	(53,994)

Net interest income	25,430	29,279	21,016	2,498	2,049	80,272
Charge-offs/(recoveries)	351	(51)	1,012	—	(972)	340

Net interest income after net charge-offs (recoveries)	25,079	29,330	20,004	2,498	3,021	79,932
Non-interest income	150	2,307	27,960	—	542	30,959
Non-interest expense	(2,460)	(6,273)	(45,346)	—	(18,648)	(72,727)

Segments profits and losses before tax	22,769	25,364	2,618	2,498	(15,085)	38,164
Taxes	(8,196)	(9,131)	(942)	(900)	5,468	(13,701)

Segment net income	$14,573	16,233	1,676	1,598	(9,617)	24,463

     The amounts included in the three BankAtlantic reportable segments are derived using a management reporting model that includes the methodologies of funds transfer pricing and activity based costing. Exposure to interest rate risk is managed centrally and reflected in BankAtlantic’s segment reporting under the heading entitled “Treasury”. In each segment the funds transfer pricing model charges each interest earning asset with a duration-matched cost of funds at the date of origination for the life of the asset or until a variable rate asset reprices. This matching of durations between interest earning assets and rate-bearing liabilities attempts to isolate the net interest income of each banking operating segment from interest rate risk and places the gains and losses from BankAtlantic’s management of interest rate risk in Treasury. The duration on savings and transaction account deposit products that do not have maturities were estimated based on a deposit duration analysis performed by a third party consultant. The activity based costing model allocates costs to the activities and processes that create the expenses and transfers costs for services provided by one segment to another.

     Net charge-offs or recoveries are allocated to the BankAtlantic reportable segment that generated the loss or recovery.

     Non-interest income and expenses are credited to the reportable segment that generated the revenues or costs. Intersegment costs are allocated to the operating segments based on an activity based costing model.

BankAtlantic Bancorp, Inc.

     Income tax expense is allocated based on a standard tax rate of 36% for BankAtlantic’s reportable segments.

     The Treasury net contribution represents the difference between the actual net interest income earned by BankAtlantic and the aggregate net interest income allocated to the reportable segments calculated using funds transfer pricing methodologies.

     “Other” includes discontinued loan products and unallocated corporate overhead. Discontinued loan products represent the net interest income and net recoveries from our discontinued loan products (small business loans originated before January 1, 2001, consumer indirect, syndication and lease financing.) Unallocated corporate overhead represents expenses that were not assigned to bank reportable segments through the activity based costing model. These overhead costs cannot be broken down and attributed directly to the activities of specific reportable segments, and therefore allocation of costs would have to be based on subjective measures that could distort the performance of the reportable segments. As a consequence, management has decided not to allocate these overhead costs. These overhead costs are primarily back office costs, such as human resources, accounting, finance, auditing, and data processing.

BankAtlantic Bancorp, Inc.

Results of Ryan Beck’s Reportable Segments

     The Company evaluates Ryan Beck’s segment performance based on pre-tax contribution. The table below is segment information for the three months ended June 30, 2004 and 2003 associated with the three Ryan Beck reportable segments (in thousands):

		Investment	Capital
	PCG	Banking	Markets	Total
2004
Net interest income:
Broker dealer interest	$2,516	$17	$333	$2,866
Interest expense	(59)	(2)	(213)	(274)

Net interest income	2,457	15	120	2,592

Non-interest income:
Principal transactions	17,473	154	4,027	21,654
Investment banking	—	17,334	692	18,026
Commissions	20,493	—	1,752	22,245
Other	999	—	84	1,083

Non-interest income	38,965	17,488	6,555	63,008
Non-interest expense	(40,172)	(7,015)	(6,238)	(53,425)

Pre-tax contribution	$1,250	$10,488	$437	$12,175

2003
Net interest income:
Broker dealer interest	$1,931	$32	$218	$2,181
Interest expense	(241)	(4)	(133)	(378)

Net interest income	1,690	28	85	1,803

Non-interest income:
Principal transactions	16,256	1,156	6,645	24,057
Investment banking	—	4,671	408	5,079
Commissions	19,487	16	2,100	21,603
Other	449	—	31	480

Non-interest income	36,192	5,843	9,184	51,219
Non-interest expense	(40,783)	(3,395)	(7,368)	(51,546)

Pre-tax contribution	$(2,901)	$2,476	$1,901	$1,476

BankAtlantic Bancorp, Inc.

     The table below is segment information for the six months ended June 30, 2004 and 2003 associated with the three Ryan Beck reportable segments (in thousands):

		Investment	Capital
	PCG	Banking	Markets	Total
2004
Net interest income:
Broker dealer interest	$4,807	$73	$782	$5,662
Interest expense	(95)	(10)	(379)	(484)

Net interest income	4,712	63	403	5,178

Non-interest income:
Principal transactions	36,943	689	8,465	46,097
Investment banking	88	29,047	1,522	30,657
Commissions	44,207	—	3,409	47,616
Other	1,596	—	107	1,703

Non-interest income	82,834	29,736	13,503	126,073
Non-interest expense	(84,116)	(13,872)	(12,526)	(110,514)

Pre-tax contribution	$3,430	$15,927	$1,380	$20,737

2003
Net interest income:
Broker dealer interest	$4,019	$81	$398	$4,498
Interest expense	(515)	(8)	(218)	(741)

Net interest income	3,504	73	180	3,757

Non-interest income:
Principal transactions	29,848	5,409	13,884	49,141
Investment banking	—	11,648	1,120	12,768
Commissions	36,935	121	3,899	40,955
Other	1,264	—	56	1,320

Non-interest income	68,047	17,178	18,959	104,184
Non-interest expense	(78,513)	(9,916)	(14,921)	(103,350)

Pre-tax contribution	$(6,962)	$7,335	$4,218	$4,591

     The Private Client Group is Ryan Beck’s retail investment brokerage and consulting group, which offers a full range of investment planning and related services to its clients.

     The Investment Banking reportable segment provides consulting services primarily in the financial services industry in connection with capital raising, mergers and acquisitions, and similar transactions. Its investment banking activities include financial institutions, middle market and municipal finance groups.

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

BankAtlantic Bancorp, Inc.

Segment Reporting Worksheets

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the three months ended June 2004 and 2003 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$56,763	$2,866	$548	$(70)	$60,107
Interest expense	(15,419)	(274)	(4,132)	70	(19,755)
Recovery from loan losses	1,963	—	—	—	1,963
Non-interest income	22,169	63,008	241	(73)	85,345
Non-interest expense	(43,570)	(53,425)	(980)	73	(97,902)

Income (loss) before taxes	21,906	12,175	(4,323)	—	29,758
Provision for income taxes	(7,911)	(5,161)	1,574	—	(11,498)

Net income (loss)	$13,995	$7,014	$(2,749)	$—	$18,260

Total assets	$5,121,895	188,307	706,560	(588,384)	$5,428,378

2003
Interest income	$67,337	$2,181	$509	$(806)	$69,221
Interest expense	(26,622)	(378)	(4,378)	806	(30,572)
Provision for loan losses	(1,490)	—	—	—	(1,490)
Non-interest income	21,493	51,219	(57)	(54)	72,602
Non-interest expense	(40,657)	(51,546)	(2,341)	54	(94,490)

Income (loss) before taxes	20,061	1,476	(6,267)	—	15,271
Provision for income taxes	(7,103)	(551)	2,192	—	(5,462)

Net income (loss)	$12,958	$925	$(4,075)	$—	$9,809

Total assets (1)	$5,221,315	274,418	761,915	(438,795)	$5,818,853

(1)	The adjusting and elimination entries at June 30, 2003 include the total assets of Levitt, GMS and Cumberland.

     The adjusting and elimination entries consist of intercompany transactions relating to loan interest income and interest expense, management fees, consulting fees and brokerage commissions.

BankAtlantic Bancorp, Inc.

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the six months ended June 2004 and 2003 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$113,105	$5,662	$1,090	$(121)	$119,736
Interest expense	(31,966)	(484)	(8,267)	121	(40,596)
Recovery from loan losses	2,822	—	—	—	2,822
Non-interest income	40,389	126,073	23,378	(130)	189,710
Non-interest expense	(97,702)	(110,514)	(1,830)	130	(209,916)

Income before taxes	26,648	20,737	14,371	—	61,756
Provision for income taxes	(9,347)	(8,595)	(5,030)	—	(22,972)

Net income	$17,301	$12,142	$9,341	$—	$38,784

2003
Interest income	$134,266	$4,498	$963	$(1,541)	$138,186
Interest expense	(54,053)	(741)	(8,105)	1,541	(61,358)
Provision for loan losses	(2,340)	—	—	—	(2,340)
Non-interest income	36,607	104,185	(30)	(83)	140,679
Non-interest expense	(76,986)	(103,350)	(2,797)	83	(183,050)

Income (loss) before taxes	37,494	4,592	(9,969)	—	32,117
Provision for income taxes	(13,134)	(1,843)	3,487	—	(11,490)

Net income (loss)	$24,360	$2,749	$(6,482)	$—	$20,627

BankAtlantic Bancorp, Inc.

     The differences between BankAtlantic’s statement of operations components and the reportable segment information for income from continuing operations for the three and six months ended June 30, 2004 and 2003 consists of (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest expense
Segment interest expense	$15,366	26,622	$31,838	53,994
Joint venture interest expense	53	—	128	59

BankAtlantic interest expense	15,419	26,622	31,966	54,053

Non-interest income
Segment non-interest income	21,485	17,283	38,929	30,959
Income from real estate operations	684	4,210	989	5,296
Other	—		471	352

BankAtlantic non-interest income	22,169	21,493	40,389	36,607

Non-interest expense
Segment non-interest expense	42,521	37,951	83,729	72,727
Joint venture expenses	749	2,406	1,269	3,502
Provision for tax certificates	300	300	600	600
Cost associated with debt redemption	—	—	11,741	—
Other	—	—	363	157

BankAtlantic non-interest expense	43,570	40,657	97,702	76,986

Taxes
Segment taxes	8,477	6,889	14,491	13,701
Actual tax rate different than segment assumed tax rate	24	(114)	(230)	(326)
Segment earnings greater than BankAtlantic earnings	(590)	328	(4,914)	(241)

BankAtlantic taxes	7,911	7,103	9,347	13,134

Net income
Segment net income	15,070	12,261	25,809	24,463
Provision for loan losses different than net recoveries	(782)	(380)	(646)	(1,281)
Provision for tax certificates	(192)	(192)	(384)	(384)
Joint venture operation excluded from segment reporting	(77)	1,155	(193)	1,235
Cost associated with debt redemption	—	—	(7,515)	—
Tax rate difference	(24)	114	230	327

BankAtlantic net income	$13,995	12,958	$17,301	24,360

Segment charge-offs/ (recoveries) consists of loan and tax certificate net charge-offs.

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

BankAtlantic Bancorp, Inc.

11. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,	June 30,
	2004	2003	2003
Commitment to sell fixed rate residential loans	$18,646	$12,962	$339
Commitment to sell variable rate residential loans	8,000	3,740	—
Forward contracts to purchase mortgage-backed securities	5,396	8,611	17,745
Commitments to purchase other investment securities	1,655	—	—
Commitments to purchase fixed rate residential loans	80,000	40,242	—
Commitments to purchase variable rate residential loans	9,877	3,500	29,000
Commitments to originate loans held for sale	22,644	14,271	—
Commitments to originate loans held to maturity	411,362	370,071	329,786
Commitments to extend credit, including the undisbursed portion of loans in process	1,112,791	1,048,738	818,032
Standby letters of credit	38,846	31,722	23,012
Commercial lines of credit	103,510	162,623	148,931

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $33.8 million at June 30, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.0 million at June 30, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2004 and December 31, 2003 was $31,000 and $110,000, respectively, of unearned guarantee fees.

BankAtlantic Bancorp, Inc.

12. Discontinued operations

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The above transactions were presented as discontinued operations in our statement of operations for the three and six months ended June 30, 2003.

     The components of earnings from discontinued operations for the three and six months ended June 30, 2003 were as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2003	June 30, 2003
Net interest income	$2,034	$3,357

Non-Interest Income:
Investment banking income	7,526	13,845
Income from real estate operations	18,278	32,049
Income from unconsolidated subsidiaries	2,550	2,356
Other	1,341	2,209

Total non-interest income	29,695	50,459

Non Interest Expenses:
Employee compensation and benefits	11,802	21,851
Other	8,386	15,171

Total non-interest expenses	20,188	37,022

Income from discontinued operations before income taxes	11,541	16,794
Provision for income taxes	4,141	5,854

Income from discontinued operations, net of tax	$7,400	$10,940

     The assets and liabilities associated with discontinued operations included in the Company’s statement of financial condition as of June 30, 2003 consisted of the following: (in thousands)

June 30,
2003
Assets:
Cash	$19,430
Securities owned	133,683
Loans receivable	4,809
Real estate inventory	218,473
Investment in unconsolidated subsidiaries	68,320
Goodwill	1,204
Other assets	17,674

Total assets	$463,593

Liabilities:
Notes payable	$105,699
Securities sold but not yet purchased	8,398
Due to clearing agent	104,270
Other liabilities	55,477

Total liabilities	$273,844

BankAtlantic Bancorp, Inc.

13. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months and six months ended June 30, 2004 and 2003:

	For the Three Months Ended
	June 30,
(In thousands, except share data)	2004	2003
Basic earnings per share
Income from continuing operations	$18,260	$9,809
Basic weighted average number of common shares outstanding	59,343,940	58,321,020

Basic earnings per share from continuing operations	$0.31	$0.17

Discontinued operations, net of taxes	—	7,400
Basic weighted average number of common shares outstanding	59,343,940	58,321,020

Basic earnings per share from discontinued operations	—	0.13

Net income	$18,260	$17,209
Basic weighted average number of common shares outstanding	59,343,940	58,321,020

Basic earnings per share	$0.31	$0.30

Diluted earnings per share
Income from continuing operations	$18,260	$9,809
Interest expense on convertible debentures	—	129
Subsidiary stock options	(273)	(27)

Income available after assumed conversion	$17,987	$9,911

Basic weighted average shares outstanding	59,343,940	58,321,020
Common stock equivalents resulting from convertible debentures	—	1,213,470
Common stock equivalents resulting from stock-based compensation	3,463,743	2,364,434

Diluted weighted average shares outstanding	62,807,683	61,898,924

Diluted earnings per share from continuing operations	$0.29	$0.16

Discontinued operations, net of taxes	—	7,400
Diluted weighted average number of common shares outstanding	62,807,683	61,898,924

Diluted earnings per share from discontinued operations	—	0.12

Diluted earnings per share	$0.29	$0.28

BankAtlantic Bancorp, Inc.

	For the Six Months Ended
	June 30,
(In thousands, except share data)	2004	2003
Basic earnings per share
Income from continuing operations	$38,784	$20,627
Basic weighted average number of common shares outstanding	59,300,605	58,246,733

Basic earnings per share from continuing operations	$0.65	$0.35

Discontinued operations, net of taxes	—	10,940
Basic weighted average number of common shares outstanding	59,300,605	58,246,733

Basic earnings per share from discontinued operations	—	0.19

Net income	$38,784	$31,567
Basic weighted average number of common shares outstanding	59,300,605	58,246,733

Basic earnings per share	$0.65	$0.54

Diluted earnings per share
Income from continuing operations	$38,784	$20,627
Interest expense on convertible debentures	—	569
Subsidiary stock options	(472)	(74)

Income available after assumed conversion	$38,312	$21,122

Basic weighted average shares outstanding	59,300,605	58,246,733
Common stock equivalents resulting from convertible debentures	—	2,645,093
Common stock equivalents resulting from stock-based compensation	3,678,558	2,155,856

Diluted weighted average shares outstanding	62,979,163	63,047,682

Diluted earnings per share from continuing operations	$0.61	$0.33

Discontinued operations, net of taxes	—	10,940
Diluted weighted average number of common shares outstanding	62,979,163	63,047,682

Diluted earnings per share from discontinued operations	—	0.18

Diluted earnings per share	$0.61	$0.51

BankAtlantic Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (the “Company,” which may also be referred to as “we,” “us,” or “our”) and its subsidiaries for the three and six months ended June 30, 2004 and 2003. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida and its subsidiaries (“BankAtlantic” or “Bank”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm, and its subsidiaries (“Ryan Beck”).

     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; increases in costs associated with regulatory compliance; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which do not justify their costs; as well as the impact of periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further, this document contains forward-looking statements relating to BankAtlantic’s de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative which are subject to a number of risks and uncertainties, including that the number of new branches may be less than anticipated, that required capital expenditures or operating costs will be higher than anticipated and that the de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative will not be successful or will not produce results which justify their costs. Further this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the volatility of the stock market and fixed income markets, including the market’s impact on Ryan Beck’s trading activities; the success of any new lines of business in which it may engage; and uncertainties associated with litigation brought against Gruntal & Co., LLC (“Gruntal”), a company in which certain assets were acquired and certain liabilities were assumed by Ryan Beck in 2002. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

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

BankAtlantic Bancorp, Inc.

more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Summary Consolidated Results of Operations

	For Three Months Ended June 30,			For Six Months Ended June 30,
(in thousands)	2004	2003	Change	2004	2003	Change
BankAtlantic	$13,995	$12,958	$1,037	$17,301	$24,360	$(7,059)
Ryan Beck	7,014	925	6,089	12,142	2,749	9,393
Parent Company	(2,749)	(4,074)	1,325	9,341	(6,482)	15,823

Income from continuing operations	18,260	9,809	8,451	38,784	20,627	18,157
Discontinued operations, net of tax	—	7,400	(7,400)	—	10,940	(10,940)

Net income	$18,260	$17,209	$1,051	$38,784	$31,567	$7,217

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Income from continuing operations increased 86% from the same 2003 period. This increase was primarily related to a 658% increase in earnings at Ryan Beck and an 8% increase in earnings at BankAtlantic.

     The significant increase in Ryan Beck earnings was attributable to increased merger and acquisition-related business during the quarter that resulted in higher fee income for its investment banking segment. The higher investment banking revenues were partially offset by lower revenues from commissions and principal transactions reflecting decreased activity by individual customers based on market conditions during the period.

     The increased earnings at BankAtlantic was primarily the result of additional fee income related to increased deposit accounts at the Bank, an improvement in the provision for loan losses and an increase in the net interest margin.

     The additional fee income earned on deposit accounts is primarily attributable to BankAtlantic’s “Florida’s Most Convenient Bank” initiatives. Since inception of these initiatives in January 2002, BankAtlantic has opened over 331,000 new checking and savings accounts, including approximately 42,000 during the second quarter of 2004.

     The credit quality of BankAtlantic’s loan portfolio continued to improve during the second quarter of 2004 as BankAtlantic continued to emphasize collateral based lending and the balances of discontinued loan products continued to decline. During the quarter, BankAtlantic recovered $2.1 million from the guarantor on a residential construction loan that was charged-off in July 2002. Primarily as a result of this recovery and recoveries associated with discontinued loan products, BankAtlantic had net recoveries for the quarter of $3.3 million.

     The improvement in BankAtlantic’s net interest margin reflects the growth in low cost deposits plus prepayments of high cost FHLB advances that occurred in each of the three preceding quarters.

     The above favorable effects on earnings were partially offset by higher compensation, occupancy and advertising expenses primarily associated with the “Florida’s Most Convenient Bank” initiatives and lower real estate revenues associated with a real estate joint venture.

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt Corporation (“Levitt”), and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The above transactions were presented as discontinued operations in our statement of operations for the three months and six months ended June 30, 2003.

     In July 2004, BankAtlantic announced a branch expansion and renovation strategic plan. The goals of the plan are to renovate all 73 existing branches by December 2005 and to open between eight to ten new branches during 2005. The plan was adopted in response to the early success of the “Florida’s Most Convenient Bank” initiatives, including the

BankAtlantic Bancorp, Inc.

growth in BankAtlantic’s low cost deposits, since January 2002 and the desire to expand its operations in its current markets and to other markets.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Income from continuing operations increased 88% from the same 2003 period, primarily as a result of the items discussed above. Additionally, income from continuing operations in the first quarter of 2004 was enhanced by recognition of a $22.8 million gain in connection with a March 2004 settlement of litigation with a technology company in which the Company was an investor. Income from continuing operations for the 2004 period was partially offset by prepayment penalties of $11.7 million that BankAtlantic incurred by prepaying high fixed interest rate FHLB advances totaling $108 million. Excluding the impact of the litigation settlement gain and the cost associated with FHLB advance prepayment penalties and other debt redemptions, income from continuing operations would have been $31.6 million for the first six months of 2004, representing a 45% increase over $21.7 million earned for the corresponding period in 2003.

Bank Atlantic Bancorp. Inc.

Bank Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2004				June 30, 2003
	Average	Revenue/		Yield/	Average	Revenue/	Yield/
(Dollars in thousands)	Balance	Expense		Rate	Balance	Expense	Rate
Interest earning assets
Loans:
Residential real estate	$1,386,482	15,781		4.55%	$1,880,890	$22,556	4.80%
Commercial real estate	1,641,438	22,670		5.52	1,554,965	23,374	6.01
Consumer	403,824	4,067		4.03	306,740	3,520	4.59
Lease financing	11,526	317		11.00	22,713	648	11.41
Commercial business	103,780	1,589		6.12	106,323	1,496	5.63
Small business	182,171	3,223		7.08	158,798	2,895	7.29

Total loans	3,729,221	47,647		5.11	4,030,429	54,489	5.41
Investments - tax exempt	72,675	938	(1)	5.16	—	—	—
Investments - taxable	620,285	8,505		5.48	900,224	12,848	5.71

Total interest earning assets	4,422,181	57,090		5.16%	4,930,653	67,337	5.46%

Goodwill and core deposit intangibles	81,849				83,591
Other non-interest earning assets	251,755				237,074

Total Assets	$4,755,785				$5,251,318

Interest bearing liabilities
Deposits:
Savings	$242,506	161		0.27%	$185,685	$268	0.58%
NOW	586,259	534		0.37	454,108	561	0.50
Money funds	912,065	2,116		0.93	836,246	2,625	1.26
Certificate accounts	709,523	3,977		2.25	913,564	6,304	2.77

Total deposits	2,450,353	6,788		1.11	2,389,603	9,758	1.64

Short-term borrowed funds	300,460	702		0.94	436,975	1,337	1.23
Advances from FHLB	696,661	7,769		4.49	1,313,896	15,291	4.67
Long-term debt	36,429	505		5.58	33,684	491	5.85

Total interest bearing liabilities	3,483,903	15,764		1.82	4,174,158	26,877	2.58
Non-interest bearing deposits	755,593				535,567
Non-interest bearing other liabilities	24,585				71,454

Total Liabilities	4,264,081				4,781,179
Stockholder’s equity	491,704				470,139

Total liabilities and stockholder’s equity	$4,755,785				$5,251,318

Net interest income/ net interest spread		$41,326		3.34%		$40,460	2.88%

Tax equivalent adjustment		(328)				—
Capitalized interest from real estate operations		346				256

Net interest income		41,344				40,716

Margin
Interest income/interest earning assets				5.16%			5.46%
Interest expense/interest earning assets				1.43			2.19

Net interest margin				3.73%			3.27%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc.

For the Three Months Ended June 30, 2004 Compared to the Same 2003 Period:

     The increase in net interest income primarily resulted from an improvement in the net interest margin and a significant increase in low cost deposits. While further margin improvement will largely depend on the future pattern of interest rates, we believe our level of low cost deposits, coupled with the positioning of our balance sheet for rising interest rates should enable BankAtlantic to benefit from a higher interest rate environment.

     The significant factors resulting in the improvement in the net interest margin were a substantial reduction in our deposit interest expense associated with a change in our deposit mix, the repayment of high rate FHLB advances and a historically low interest rate environment during the current quarter. These factors were partially offset by a decline in average asset yields primarily due to the downward re-pricing of floating rate loans and new loans being originated or purchased at rates lower than maturing or prepaid loans.

     A major factor resulting in the reduction in deposit interest expense was low cost deposit growth. Low cost deposits comprised approximately 50% of all deposits at June 30, 2004 versus 41% at June 30, 2003. Higher rate certificate of deposit accounts declined from 30% of total deposits at June 30, 2003 to 22% at June 30, 2004. Growth in BankAtlantic’s low cost deposit accounts is primarily attributable to its Florida’s Most Convenient Bank initiatives.

     BankAtlantic’s average interest earning asset balances declined primarily due to falling interest rates resulting in increased refinancing and prepayment of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both its residential mortgage loan portfolio and its taxable investment securities portfolio. At the same time, BankAtlantic experienced growth in its commercial real estate loans and in consumer equity lines of credit and invested in tax exempt securities, which slightly mitigated the negative impact of the residential loan refinancings and prepayments.

     BankAtlantic chose to use some of the proceeds from maturing loans and investments to decrease borrowings. BankAtlantic prepaid some of its FHLB advances in each of the three preceding quarters with a view towards favorably impacting its net interest margin in future periods. Despite these prepayments, BankAtlantic’s average FHLB advance rates only declined slightly from the comparable 2003 period because a portion of the remaining FHLB advance borrowings have higher rates than the prepaid FHLB advances. Also, interest expense on BankAtlantic’s short-term borrowings was substantially lower during the current quarter due to the lower rates and lower balances on its debt.

BankAtlantic Bancorp, Inc.

	For the Six Months Ended
	June 30, 2004				June 30, 2003
	Average	Revenue/		Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense	Rate
Loans:
Residential real estate	$1,356,271	31,722		4.68%	$1,721,109	44,142	5.13%
Commercial real estate	1,665,700	46,364		5.57	1,542,751	46,241	5.99
Consumer	389,023	7,967		4.10	301,735	6,988	4.63
Lease financing	12,584	698		11.09	26,318	1,482	11.26
Commercial business	101,369	3,089		6.09	103,553	2,945	5.69
Small business	178,031	6,308		7.09	161,460	5,932	7.35

Total loans	3,702,978	96,148		5.19	3,856,926	107,730	5.59
Investments — tax exempt	38,019	989	(1)	5.20	—	—	0.00
Investments — taxable	580,382	16,314		5.62	926,628	26,536	5.73

Total interest earning assets	4,321,379	113,451		5.25%	4,783,554	134,266	5.61%

Goodwill and core deposit intangibles	82,056				84,170
Other non-interest earning assets	245,915				249,449

Total Assets	$4,649,350				$5,117,173

Deposits:
Savings	$231,256	304		0.26%	$178,531	584	0.66%
NOW	564,939	1,026		0.37	439,944	1,103	0.51
Money funds	889,416	3,992		0.90	822,938	5,278	1.29
Certificate accounts	739,736	8,439		2.29	940,069	13,962	3.00

Total deposits	2,425,347	13,761		1.14	2,381,482	20,927	1.77

Short-term borrowed funds	225,597	1,004		0.89	361,763	2,174	1.21
Advances from FHLB	728,817	16,867		4.65	1,299,519	30,607	4.75
Long-term debt	36,136	987		5.49	34,543	938	5.48

Total interest bearing liabilities	3,415,897	32,619		1.92	4,077,307	54,646	2.70
Non-interest bearing deposits	710,194				507,119
Non-interest bearing other liabilities	29,305				67,518

Total Liabilities	4,155,396				4,651,944
Stockholder’s equity	493,954				465,229

Total liabilities and stockholder’s equity	$4,649,350				$5,117,173

Net interest income/net interest spread		$80,832		3.33%		$79,620	2.91%

Tax equivalent adjustment		(346)				—
Capitalized interest from real estate operations		653				595

Net interest income		81,139				80,215

Margin
Interest income/interest earning assets				5.25%			5.61%
Interest expense/interest earning assets				1.52			2.30

Net interest margin				3.73%			3.31%

(1)	The tax equivalent basis is computed using a 35% tax rate.

For the Six Months Ended June 30, 2004 Compared to the Same 2003 Period:

     Net interest income for the six month period increased slightly from 2003 levels. The increase resulted primarily from the items discussed above for the three months ended June 30, 2004.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Balance, beginning of period	$45,383	$48,695	$45,595	$48,022
Charge-offs:
Small business	—	(171)	—	(417)
Consumer loans	(241)	(310)	(390)	(545)
Residential real estate loans	(124)	(98)	(355)	(212)
Discontinued loan products	(159)	(1,978)	(646)	(4,975)

Total charge-offs	(524)	(2,557)	(1,391)	(6,149)

Recoveries:
Commercial business loans	256	21	324	49
Commercial real estate loans	2,050	—	2,051	1
Small business	233	18	242	373
Consumer loans	106	130	154	306
Residential real estate loans	217	61	243	118
Discontinued loan products	979	1,718	2,341	5,250

Total recoveries	3,841	1,948	5,355	6,097

Net (charge-offs) recoveries	3,317	(609)	3,964	(52)
Provision for (recovery from) loan losses	(1,963)	1,490	(2,822)	2,340
Adjustments to provision for acquired loans	—	—	—	(734)

Balance, end of period	$46,737	$49,576	$46,737	$49,576

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

     The substantial improvement in net charge-offs primarily resulted from a $2.1 million recovery in the 2004 second quarter of a residential construction loan that was charged off in 2002 and lower net charge-offs associated with discontinued loan products. The remaining balance of these discontinued loan products declined to $19.6 million from $51.4 million a year earlier. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending.

     The negative provisions for loan losses during the 2004 periods were due to a $2.1 million residential construction loan recovery and recoveries on other loans, partially offset by $2.1 million of specific reserves relating to two commercial business loans and one aviation lease having an aggregate outstanding balance of $4.6 million. The reserves were established due to the weakened financial conditions of the borrowers.

     BankAtlantic’s allowance for loan losses was 1.18% and 1.22% of total loans at June 30, 2004 and 2003, respectively. The historically low charge-off experience and the resulting decrease in the allowance for loan losses as a percent of total loans reflect the continued improvement in credit quality largely associated with an increased emphasis on collateral based lending, coupled with the run-off of discontinued loan products in the portfolio.

     Adjustments in the 2003 first quarter to the allowance for loan losses were associated with loans acquired in connection with the 2002 purchase of Community Savings Bancshares, Inc. (“Community” or “Community Savings”). BankAtlantic reduced its allowance for loan losses and reduced goodwill by $734,000 during the 2003 first quarter for those acquired loans which had been assigned a valuation allowance at the acquisition date and which had either matured or were prepaid.

BankAtlantic Bancorp, Inc.

     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,
	2004	2003
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$586	$894
Loans and leases	12,711	10,803

Total nonaccrual	13,297	11,697

Repossessed assets:
Real estate owned	1,321	2,422

Total nonperforming assets	14,618	14,119
Specific valuation allowances	(2,095)	—

Total nonperforming assets, net	$12,523	$14,119

Allowances
Allowance for loan losses	$46,737	$45,595
Allowance for tax certificate losses	3,369	2,870

Total Allowances	$50,106	$48,465

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$1	$135
Performing impaired loans	199	180
Restructured loans	31	1,387

TOTAL POTENTIAL PROBLEM LOANS	$231	$1,702

     Non-performing assets increased slightly from December 2003. The ratio of non-performing assets to total loans, tax certificates and repossessed assets declined from 0.36% at December 31, 2003 to 0.35% at June 30, 2004. During the 2004 period, non-performing assets were unfavorably impacted by two loans and one aviation lease transferring to non-accrual status as a result of the weakened financial conditions of the borrowers. The aviation lease was included in restructured loans at December 31, 2003. Non-performing assets were favorably impacted by fewer residential non-performing loans partly due to increased efforts on the collection of residential loans serviced by others. The decline in repossessed assets was primarily due to the runoff of discontinued loan products, sale of real estate owned and strengthened credit standards.

Non-Interest Income

	For Three Months Ended June 30,			For Six Months Ended June 30,
Banking Operations (In thousands)	2004	2003	Change	2004	2003	Change
Other service charges and fees	$6,431	$6,071	$360	$11,068	$9,989	$1,079
Service charges on deposits	13,028	9,605	3,423	24,305	18,163	6,142
Income from real estate joint venture	683	4,136	(3,453)	988	5,222	(4,234)
Securities activities, net	—	(19)	19	(3)	(40)	37
Other	2,027	1,700	327	4,031	3,273	758

Non-interest income	$22,169	$21,493	$676	$40,389	$36,607	$3,782

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

     The higher non-interest income was primarily due to service charges and fees associated with a substantial increase in deposit customers. This increase was partially offset by a decline in real estate income associated with real estate activities of a joint venture that was acquired in connection with the Community acquisition.

BankAtlantic Bancorp, Inc.

     The increase in deposit accounts was primarily the result of BankAtlantic’s “Florida’s Most Convenient Bank” initiatives. Since launching these initiatives in January 2002, BankAtlantic has opened over 331,000 new checking and savings accounts, including approximately 42,000 and 87,000 in the three and six months ended June 30, 2004, respectively. The “Florida’s Most Convenient Bank” initiatives include seven-day branch banking, extended weekday branch hours, 24/7 live customer service, Totally Free Checking, free online banking, and dozens of other products and services not offered by BankAtlantic prior to January 2002.

     The increase in other service charges and fees resulted from an 18% and 20% increase, respectively, in fees received from check card and ATM usage. This increase was chiefly due to the increased number of deposit accounts which resulted in increased usage of check cards and ATMs, and an increase in debit card interchange fees during 2004. The additional ATM and debit card income was partially offset by lower late payment fees and prepayment penalties on loans.

     Revenues from deposit service charges were up 36% and 34% over the comparable 2003 periods. The increase was primarily the result of overdraft fees from transaction accounts. Overdraft fee income increased from $8.7 million and $16.3 million during the three and six months ended June 30, 2003, respectively, to $11.8 million and $21.9 million during the same 2004 periods. The higher overdraft fees were due to both an increase in the number of accounts and additional fees assessed on overdrafts.

     Real estate income reflects income of a joint venture acquired as part of the Community acquisition. The decrease in real estate income reflects a decline in the number of units closed by the joint venture, compared to the same 2003 periods. During the three and six months ended June 30, 2004, the joint venture had closings of 5 units and 7 units, respectively. During the same 2003 periods, the joint venture closed on 12 units and 17 units, respectively.

     Other income reported for the three and six months ended June 30, 2004 was favorably impacted by an $115,000 and a $245,000 increase, respectively, in gains on loans held for sale. The additional loan sale income was associated with the origination of residential loans held for sale with an independent mortgage company, a program which the Bank initiated in August 2003. Other income also included an increase in fee income received for banking services provided to our deposit customers.

Non-Interest Expense

	For Three Months			For Six Months
	Ended June 30,			Ended June 30,
Banking Operations (In thousands)	2004	2003	Change	2004	2003	Change
Employee compensation and benefits	$23,135	$20,466	$2,669	$46,164	$39,934	$6,230
Occupancy and equipment	7,809	6,715	1,094	14,955	13,363	1,592
Advertising and promotion	4,161	2,874	1,287	7,624	4,473	3,151
Amortization of intangible assets	425	439	(14)	864	893	(29)
Cost associated with debt redemption	—	—	—	11,741	—	11,741
Professional fees	807	1,025	(218)	2,065	2,121	(56)
Other	7,233	9,138	(1,905)	14,289	16,202	(1,913)

Non-interest expense	$43,570	$40,657	$2,913	$97,702	$76,986	$20,716

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

     Compensation and benefit expenses increased 13% and 16% in the second quarter and first half of 2004, respectively, compared to the same 2003 periods. In addition to annual employee salary increases, the growth in this expense category resulted in large part from an increase in the number of BankAtlantic employees and higher employee benefit costs. The “Florida’s Most Convenient Bank” initiatives, which include extended branch business hours and services, and the resulting substantial increase in deposit customers, required BankAtlantic to hire additional employees to staff its branches and operations. The number of full time equivalent BankAtlantic employees increased to 1,453 at June 30, 2004, versus 1,244 at December 31, 2002.

     Occupancy and equipment expenses during the second quarter of 2004 increased 16% over those in the second quarter of 2003. The higher expenses resulted from additional depreciation expense associated with branch fixed assets and leasehold improvements. In June 2004, BankAtlantic initiated a program to renovate its existing 73 branches.

BankAtlantic Bancorp, Inc.

Management anticipates that the renovation plan will be completed by December 2005. In connection with this program and in conjunction with this decision, BankAtlantic shortened the estimated useful lives of branch fixed assets and leasehold improvements affected by the renovation plans, causing an acceleration in depreciation expense on $2.8 million of fixed assets and leasehold improvements. The shortened asset lives increased depreciation expense by approximately $400,000 during the second quarter of 2004, and will increase depreciation expense in subsequent quarters through December 2005. The remaining increase in occupancy and equipment expenses for the three and six months ended June 30, 2004 was due to the engagement of additional guard services to increase security at BankAtlantic’s branches during extended business hours.

     Advertising expenses during the three and six months ended June 30, 2004 increased significantly as a direct result of an aggressive BankAtlantic marketing campaign that commenced in early 2004 and included television and radio advertising to promote the Bank’s “Florida’s Most Convenient Bank” initiatives. The marketing campaign is ongoing, and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2004 fiscal year compared to those incurred during the 2003 fiscal year.

     The cost associated with debt redemption related to a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances with an average interest rate of 5.55% and originally maturing in 2007-2008. BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.

     Professional fees for the three and six months ended June 30, 2004 declined primarily because the Bank had incurred significant legal fees during the comparable 2003 periods in connection with a lawsuit filed against it relating to the “Florida’s Most Convenient Bank” initiatives. The decline in fees was partially offset by increased professional fees incurred during the 2004 periods in connection with regulatory compliance.

     The decrease in other expenses for the three months ended June 30, 2004, compared to the same 2003 period, primarily resulted from a $257,000 branch impairment writedown during 2003 and lower expenses associated with the real estate joint venture acquired in the Community transaction. The decrease in other expenses during the six months ended June 30, 2004, as compared to the same 2003 period, primarily resulted from the items noted in the preceding sentence, and from a $750,000 write-down of an REO property during 2003.

BankAtlantic Bancorp, Inc.

RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Net interest income:
Interest on trading securities	$2,866	$2,181	$685	$5,662	$4,498	$1,164
Interest expense	(274)	(378)	104	(484)	(741)	257

Net interest income	2,592	1,803	789	5,178	3,757	1,421

Non-interest income:
Principal transactions	21,654	24,057	(2,403)	46,097	49,141	(3,044)
Investment banking	18,026	5,079	12,947	30,657	12,768	17,889
Commissions	22,245	21,603	642	47,616	40,955	6,661
Other	1,083	480	603	1,703	1,320	383

Non-interest income	63,008	51,219	11,789	126,073	104,184	21,889

Non-interest expense:
Employee compensation and benefits	40,297	36,892	3,405	84,339	74,815	9,524
Occupancy and equipment	3,236	2,900	336	6,339	5,990	349
Advertising and promotion	1,421	945	476	2,582	2,153	429
Professional Fees	1,330	2,332	(1,002)	2,375	4,054	(1,679)
Communications	3,106	4,216	(1,110)	6,359	8,045	(1,686)
Floor broker and clearing fees	2,438	2,236	202	5,240	4,394	846
Other	1,597	2,025	(428)	3,280	3,899	(619)

Non-interest expense	53,425	51,546	1,879	110,514	103,350	7,164

Income before income taxes	12,175	1,476	10,699	20,737	4,591	16,146
Income taxes	5,161	551	4,610	8,595	1,843	6,752

Income from continuing operations	$7,014	$925	$6,089	$12,142	$2,748	$9,394

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

     Income from continuing operations increased significantly as a result of higher investment banking activity from Ryan Beck’s Financial Institutions Group.

     Net interest income increased 44% and 38%, respectively. This increase primarily resulted from interest earned by Ryan Beck on approximately $255 million of customer margin debit balances and fees earned in connection with approximately $1.1 billion in customer money market balances. Also contributing to the increase in net interest income was Ryan Beck’s repayment of a subordinated loan from the Company in the third quarter of 2003, eliminating current interest expense on that loan.

     Principal transaction revenue decreased 10% and 6%, respectively. The primary reason for the decrease was decreased Private Client Group customer activity as a result of current market conditions. Additionally, income from Ryan Beck’s deferred compensation plan assets was down 35% and 59%, respectively, and related compensation expense associated with the plan was down by similar amounts.

     Investment banking revenue increased 255% and 140%, respectively. Through the second quarter of 2004, Ryan Beck’s Financial Institutions Group completed nine merger and acquisition transactions, versus five through June 30, 2003. Additionally, this group helped raise over $1.2 billion in capital financing transactions through the second quarter of 2004, versus $0.5 billion through June 30, 2003.

     Commission revenue increased 3% and 16%, respectively. While the three month quarterly comparison was relatively flat, the increase in the six months ended June 30, 2004 was attributable mainly to the increase in Ryan Beck’s sales transaction volume in the first quarter 2004.

BankAtlantic Bancorp, Inc.

     Employee compensation and benefits increased 9% and 13%, respectively. The increase is mainly attributable to the increase in bonus accruals resulting from the additional investment banking revenue.

     Advertising and promotion expense increased 50% and 20%, respectively. The increase is mainly attributable to expenses associated with Ryan Beck’s most recent advertising campaign designed to expand Ryan Beck’s exposure through print and television media.

     Professional fees decreased 43% and 41%, respectively. The decrease is primarily due to a reduction in the legal costs associated with litigation in which Ryan Beck has been involved as a result of having acquired certain assets and liabilities of Gruntal in 2002. During the first quarter of 2004, the bankruptcy court presiding over Gruntal’s bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third party release in favor of Ryan Beck and the Company, and as a result Ryan Beck expects that many of the claims against it associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

     Communications cost decreased 26% and 21%, respectively. The decrease is primarily due to the elimination of duplicate services as the Gruntal operations were integrated into those of Ryan Beck.

Parent Company Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Net interest income:
Interest on loans and investments	$548	$509	$39	$1,090	$963	$127
Subordinated Debentures and notes payable interest expense	(4,132)	(4,378)	246	(8,267)	(8,105)	(162)

Net interest income	(3,584)	(3,869)	285	(7,177)	(7,142)	(35)

Non-interest income:
Income from unconsolidated subsidiaries	118	118	—	236	200	36
Gains on securities activities	3	—	3	78	405	(327)
Litigation settlement	—	—	—	22,840	—	22,840
Other	120	—	120	224	—	224

Non-interest income	241	118	123	23,378	605	22,773

Non-interest expense:
Investment banking expense	—	175	(175)	—	635	(635)
Employee compensation and benefits	106	57	49	215	81	134
Professional fees	546	383	163	1,037	700	337
Cost associated with debt redemption	—	1,648	(1,648)	—	1,648	(1,648)
Other	328	253	75	578	368	210

Non-interest expense	980	2,516	(1,536)	1,830	3,432	(1,602)

(Loss) income before income taxes	(4,323)	(6,267)	1,944	14,371	(9,969)	24,340
Income taxes	(1,574)	(2,192)	618	5,030	(3,487)	8,517

(Loss) income from continuing operations	$(2,749)	$(4,075)	$1,326	$9,341	$(6,482)	$15,823

For the Three and Six Months Ended June 30, 2004 Compared to the Same 2003 Periods:

     Interest on loans and investments during the 2004 quarter and six month period represents interest income recognized by the Company on loans to Levitt and interest income earned on a BankAtlantic reverse repurchase account. Interest on loans and investments during the comparable 2003 periods is interest income recognized by the Company on loans to Levitt and Ryan Beck as well as interest income earned on the BankAtlantic reverse repurchase account.

     Interest expense declined during the second quarter of 2004 as a result of lower average debenture and notes payable balances. Average balances declined from $278 million during the 2003 second quarter to $263 million during the same 2004 period. The increase in interest expense during the 2004 six month period, resulted from the issuance of $77.3 million of junior subordinated debentures during March and April of 2003 in trust preferred securities offerings conducted by the Company. The proceeds of these 2003 offerings were used to repay $46.0 million of convertible

BankAtlantic Bancorp, Inc.

debentures and pay down by $16 million a bank line of credit. The junior subordinated debentures issued in these offerings had higher interest rates than the convertible debentures and the bank line of credit that their proceeds were used to pay.

     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities. The increase in earnings during the six months ended June 30, 2004, was primarily due to earnings from three new trusts established in March and April 2003.

     The income from securities activities during the six months ended June 30, 2004 represents gains from mutual fund sales. The Company sold mutual funds to rebalance its investment portfolio to benchmark allocation percentages. The income from securities activities during the six months ended June 30, 2003 represented a gain realized from a liquidating dividend on an equity security.

     The litigation settlement reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

     The Company’s investment banking expense during the three and six months ended June 30, 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of the Company’s 2003 offerings of trust preferred securities. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations but were eliminated in the Company’s consolidated financial statements.

     The Company incurred compensation expense as a result of the transfer of investor relations and risk management staff to the Company, who were formerly employed by BankAtlantic as of January 1, 2004, This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income during 2004. Compensation expense during the 2003 periods primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan related to executive recruiting.

     Costs associated with debt redemption during the three and six months ended June 30, 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

     The increased professional fees for the three and six months ended June 30, 2004 primarily consisted of fees incurred in connection with the technology company litigation settled in 2004, regulatory compliance, and risk management consulting services provided to the Company by Bluegreen Corporation.

Financial Condition

     Our total assets at June 30, 2004 were $5.4 billion, compared to $4.8 billion at December 31, 2003. The increase in total assets primarily resulted from:

•	Higher loan balances related to the purchase of residential and commercial loans as well as the origination of home equity loans;

•	Increases in securities available for sale balances associated with the purchase of mortgage-backed securities and municipal securities;

•	Additions to property and equipment for the construction of BankAtlantic’s new corporate headquarters;

•	A receivable from Ryan Beck’s clearing agent associated with Ryan Beck’s trading activities;

•	Higher real estate inventory related to increased construction activity by a real estate joint venture acquired in connection with the Community acquisition; and

•	Higher FHLB stock investment due to increased FHLB advance borrowings.

     The Company’s total liabilities at June 30, 2004 were $5.0 billion, compared to $4.4 billion at December 31, 2003.

BankAtlantic Bancorp, Inc.

The increase in total liabilities primarily resulted from:

•	Higher low cost deposit balances and insured money fund savings account balances;

•	Increases in short-term borrowings and FHLB advances during the second quarter to fund loan and securities available for sale growth;

•	Additional securities sold but not yet purchased, associated with Ryan Beck trading activities; and

•	Increases in other liabilities associated with the purchases of securities available for sale awaiting settlement.

     Stockholders’ equity at June 30, 2004 was $440.3 million compared to $413.5 million at December 31, 2003. The increase was primarily attributable to earnings of $38.8 million and $7.2 million of proceeds and tax benefits from the issuance of common stock upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by the payment of $3.9 million of common stock dividends, a $6.1 million reduction in additional paid in capital resulting from the retirement of 378,160 shares of the Company’s Class A Common Stock received as part of the private technology company litigation settlement, $6.6 million of unrealized losses on securities available for sale, net of income tax benefits and $2.6 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A stock options.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and principal and interest payments from loans to Levitt Corporation. The Company also received $16.8 million in the first quarter of 2004 as part of the private technology company litigation settlement. The Company uses these funds to purchase debt and equity investments, provide capital to its subsidiaries, pay dividends to its shareholders and to fund operations. The Company’s annual debt service associated with its junior subordinated debentures and other borrowings is approximately $15.6 million. The Company’s estimated current annual dividends to common shareholders are approximately $7.8 million. During 2003, and during the first six months of 2004, the Company received $20.0 million and $5 million, respectively, of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, indenture restrictions and loan covenants, and the ability of BankAtlantic to pay dividends to the Company. BankAtlantic’s dividends are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5 million in dividends to the Company during the first quarter of 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

     During the second quarter of 2004, the Company transferred $18 million of exchange traded mutual funds and placed an additional $35 million of funds with a third party money manager subject to certain liquidity and concentration restrictions. It is anticipated that these funds will be invested in this manner until capital is needed to fund the operations of the Company and its subsidiaries, including acquisitions, BankAtlantic’s branch expansion and renovation strategy, or for other business purposes. Additionally, during the second quarter of 2004, the Company invested $5 million in a hedge fund limited partnership which primarily invests in financial services companies.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at June 30, 2004, and the Company was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on March 1, 2005.

BankAtlantic Liquidity and Capital Resources

     BankAtlantic’s liquidity depends on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

BankAtlantic Bancorp, Inc.

     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities; proceeds from securities sold under agreements to repurchase; advances from the FHLB; and from operations. These funds were utilized to fund loan disbursements and purchases; cover deposit outflows; repay securities sold under agreements to repurchase; repay advances from the FHLB; purchase tax certificates; pay maturing certificates of deposit; pay operating expenses, including increased costs associated with regulatory compliance; and pay dividends to the Company. BankAtlantic has a $1.5 billion line of credit with the FHLB, subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $883.7 million. The FHLB also issued a $63 million letter of credit to secure public deposits under this arrangement at June 30, 2004. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit were approximately $687.2 million at June 30, 2004. BankAtlantic has also established lines of credit for up to $205 million with other banks to purchase federal funds. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at June 30, 2004 were $434.0 million and $89.9 million, respectively, compared to $329.8 million and $29.0 million, respectively, at June 30, 2003. Additionally, BankAtlantic had commitments to purchase securities of $7.1 million and $17.7 million, respectively, at June 30, 2004 and 2003. At June 30, 2004, loan commitments represented approximately 13.4% of loans receivable, net.

     As of June 30, 2004, BankAtlantic had approximately $384.4 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase.

     During 2002, BankAtlantic paid $14.3 million to purchase a building to consolidate its headquarters and back office operations into a centralized facility. BankAtlantic has incurred approximately $10.0 million in renovation costs on this building. The total estimated cost to complete renovation is approximately $18.1 million, and the facility is expected to be completed in November 2004. The costs to complete renovation will be funded by cash flow from operations.

     In July 2004, BankAtlantic announced its new branch de novo expansion strategy under which it will open between eight to ten branches in 2005. The total estimated cost to construct these branches is approximately $18 million. BankAtlantic estimates that each new branch will have first year losses of $225,000 on average, and will begin to contribute to earnings in 12 to 15 months following its opening. The first branch is anticipated to open during the first quarter of 2005. BankAtlantic expects to place these new branches within its current geographic market. If the strategy is successful, BankAtlantic anticipates expanding the concept to other markets.

     In June 2004, BankAtlantic’s management finalized a plan to renovate the interior of all existing 73 BankAtlantic branches. The renovation of these branches is projected to be completed in December 2005, with an estimated cost of $13 million.

BankAtlantic Bancorp, Inc.

     At June 30, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately Capitalized	Well Capitalized
(in thousands)	Amount	Ratio	Ratio	Ratio
At June 30, 2004:
Total risk-based capital	$463,021	11.55%	8.00%	10.00%
Tier 1 risk-based capital	$390,979	9.76%	4.00%	6.00%
Tangible capital	$390,979	7.77%	1.50%	1.50%
Core capital	$390,979	7.77%	4.00%	5.00%
At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%

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

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary source of funds during the six months ended June 30, 2004 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, and fees from customers. These funds were primarily utilized to pay operating expenses, pay dividends to the Company, fund the purchase of securities owned and fund capital expenditures.

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

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $35.4 million, which was $34.4 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2004.

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

Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature, subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities changed in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2004 resulting from a change in interest rates. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed explanation of the model methodology and the assumptions we utilize.

     Presented below is an analysis of the Company’s interest rate risk at June 30, 2004 and December 31, 2003, calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

As of June 30, 2004
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$479,516	$(34,374)
+100 bp	$509,978	$(3,912)
0	$513,890	$—
-100 bp	$490,297	$(23,593)
-200 bp	$485,883	$(28,007)

As of December 31, 2003
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$470,869	$17,666
+100 bp	$482,543	$29,340
0	$453,203	$—
-100 bp	$408,921	$(44,282)
-200 bp	$391,156	$(62,047)

     Our net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances during each of the three preceding quarters as well as a significant increase in low cost deposits. Our asset and liability committee monitors BankAtlantic’s interest rate risk. Based on the committee’s on-going review, we determined that the repayment of a portion of BankAtlantic’s high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. During September 2003, December 2003, and March 2004, BankAtlantic prepaid $185 million, $140 million and $108 million, respectively, of FHLB advances and recognized losses of $2.0 million, $8.9 million and $11.7 million, respectively. BankAtlantic will continue to evaluate its high fixed rate FHLB advances in light of market interest rate conditions to determine whether additional prepayments

BankAtlantic Bancorp, Inc.

could reduce borrowing costs and improve its net interest margin. We expect BankAtlantic’s net interest margin for the 2004 year to be greater than in 2003 as a result of advance repayments and growth in low cost deposits.

Equity Price Risk

BankAtlantic Bancorp

     BankAtlantic Bancorp maintains a portfolio of equity securities and exchange traded mutual funds that subject it to equity pricing risks arising in connection with changes in the relative values of its equity investments due to changing market and economic conditions. The following are hypothetical changes in the fair value of our available for sale securities at June 30, 2004, based on hypothetical percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

Percent	Available for Sale
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$2,017	$21,947	$3,994
10%	$1,849	$20,118	$1,997
0%	$1,681	$18,289	$—
-10%	$1,513	$16,460	$(1,997)
-20%	$1,345	$14,631	$(3,994)

     Excluded from the above table is $1.8 million of investments in private companies and $5.0 million invested in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

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

     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the six months ended June 30, 2004.

BankAtlantic Bancorp, Inc.

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to June 30, 2004.

	(dollars in thousands)
	High	Low	Average
VaR	$664	$105	$317
Aggregate Long Value	112,494	47,096	74,107
Aggregate Short Value	116,852	23,851	63,331

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations.

	(dollars in thousands)
	High	Low	Average
VaR	$1,285	$16	$531
Aggregate Long Value	68,995	42,364	66,809
Aggregate Short Value	19,570	60,602	36,495

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

BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of equity securities by the issuer and affiliated purchasers

Total Number of
			Shares Purchased as	Maximum Number that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs (2)	Programs
April 1, 2004 through April 30, 2004	—	$—	—	—
May 1, 2004 through May 31, 2004	175,710 (1)	15.01	—	—
June 1, 2004 through June 30, 2004	—	—	—	—

Total	175,710	$15.01	—	—

(1) The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of withholding taxes and for the exercise price of nonqualifying stock options exercised during the period.

(2) The Company currently has no plan or program to repurchase its equity securities.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on May 11, 2004. At the meeting the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following four Directors to a three year term by the following votes:

Director	For	Withheld
Steven M. Coldren	95,659,475	1,802,602
Mary E. Ginestra	95,622,553	1,839,524
Willis N. Holcombe	96,819,102	642,975
Jarret S. Levan	95,324,860	2,137,217

     Also at the annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the adoption of the Company’s 2004 Restricted Stock Incentive Plan by the following votes:

	Votes	Votes	Votes
	For	Against	Abstaining
Restricted stock incentive plan	84,153,247	3,567,646	86,002

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	BankAtlantic Bancorp, Inc. 2004 Restricted Stock Incentive Plan (Incorporated by reference to Appendix A of the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on April 12, 2004.)

Exhibit 31.1	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CEO Certification pursuant to Regulation S-X Section 302

BankAtlantic Bancorp, Inc.

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

August 9, 2004	By:	/s/ Alan B. Levan
Alan B. Levan
Date		Chief Executive Officer/ Chairman/President

August 9, 2004	By:	/s/ James A. White
James A. White
Date		Executive Vice President, Chief Financial Officer