Form 10-Q
period 2004-09-30
BANKATLANTIC BANCORP INC
filed 2004-11-09
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 1, 2004
Class A Common Stock, par value $0.01 per share	55,001,716
Class B Common Stock, par value $0.01 per share	4,876,124

Section 302 Certification of CFO
Section 302 Certification of CEO
Section 906 Certification of CEO
Section 906 Certification of CFO

[THIS PAGE INTENTIONALLY LEFT BLANK]

Part I. FINANCIAL INFORMATION

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

Item 1. Financial Statements

	September 30,	December 31,	September 30,
(In thousands, except share data)	2004	2003	2003
ASSETS
Cash and due from depository institutions	$119,606	$119,882	$139,096
Short-term investments	26,015	—	4,212
Securities owned (at fair value)	111,944	124,565	87,837
Securities available for sale (at fair value)	679,644	358,511	354,101
Investment securities and tax certificates (approximate fair value: $159,944, $192,706 and $159,762)	159,944	192,706	155,550
Federal Home Loan Bank stock, at cost which approximates fair value	62,425	40,325	56,987
Loans receivable, net of allowance for loan losses of $48,778, $45,595 and $48,202	4,176,571	3,686,153	3,739,638
Accrued interest receivable	30,126	27,866	29,109
Real estate held for development and sale	25,521	21,803	256,920
Investments and advances to unconsolidated subsidiaries	7,910	7,910	102,590
Office properties and equipment, net	115,809	93,577	93,334
Deferred tax asset, net	18,413	22,999	33,684
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	10,695	11,985	12,424
Due from clearing agent	14,478	—	—
Other assets	42,837	46,593	54,904

Total assets	$5,678,612	$4,831,549	$5,197,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest free checking	$781,916	$645,036	$594,685
NOW accounts	590,051	533,888	480,837
Savings accounts	252,408	208,966	202,355
Insured money fund savings	893,315	865,590	878,281
Certificate accounts	724,601	804,662	826,045

Total deposits	3,242,291	3,058,142	2,982,203

Advances from FHLB	1,249,112	782,205	956,820
Securities sold under agreements to repurchase	200,550	138,809	143,230
Federal funds purchased	86,300	—	—
Subordinated debentures, notes and bonds payable	36,780	36,595	146,696
Junior subordinated debentures	263,266	263,266	263,218
Securities sold but not yet purchased	31,760	37,813	15,089
Due to clearing agent	—	8,583	6,086
Other liabilities	109,064	92,684	170,049

Total liabilities	5,219,123	4,418,097	4,683,391

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 54,997,960, 54,396,824 and 54,064,076 shares	550	544	541
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	258,980	259,770	256,782
Unearned compensation - restricted stock grants	(1,046)	(1,178)	(1,223)
Retained earnings	195,765	148,311	258,197

Total stockholders’ equity before accumulated other comprehensive income (loss)	454,298	407,496	514,346
Accumulated other comprehensive income (loss)	5,191	5,956	(677)

Total stockholders’ equity	459,489	413,452	513,669

Total liabilities and stockholders’ equity	$5,678,612	$4,831,549	$5,197,060

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
(In thousands, except share and per share data)	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans and leases	$52,661	$50,668	$149,631	$157,799
Interest and dividends on securities available for sale	4,974	4,598	13,178	20,941
Interest on tax exempt securities	1,329	—	1,972	—
Interest and dividends on other investment securities	4,560	4,653	12,817	14,867
Broker dealer interest	2,849	2,892	8,511	7,390

Total interest income	66,373	62,811	186,109	200,997

Interest expense:
Interest on deposits	7,060	7,758	20,821	28,685
Interest on advances from FHLB	9,364	15,025	26,231	45,632
Interest on securities sold under agreements to repurchase and federal funds purchased	953	558	1,835	2,625
Interest on subordinated debentures, notes and bonds payable and junior subordinated debentures	5,034	4,257	14,773	12,609
Capitalized interest on real estate development	(355)	(286)	(1,008)	(881)

Total interest expense	22,056	27,312	62,652	88,670

Net interest income	44,317	35,499	123,457	112,327
Provision for (recovery from) loan losses	1,717	(1,076)	(1,105)	1,264

Net interest income after provision for (recovery from) loan losses	42,600	36,575	124,562	111,063

Non-interest income:
Investment banking income	51,792	49,992	176,162	152,222
Service charges on deposits	13,493	10,925	37,798	29,088
Other service charges and fees	5,819	4,625	16,887	14,614
Income from real estate operations	900	66	1,888	5,288
Income from unconsolidated subsidiaries	123	106	359	306
Securities activities, net	2	(336)	77	29
Litigation settlement	—	—	22,840	—
Other	3,045	2,415	8,873	6,925

Total non-interest income	75,174	67,793	264,884	208,472

Non-interest expense:
Employee compensation and benefits	58,992	55,318	189,710	170,145
Occupancy and equipment	12,097	10,161	33,393	29,514
Advertising and promotion	4,757	2,988	15,081	9,614
Amortization of intangible assets	425	439	1,289	1,332
Cost associated with debt redemption	—	2,040	11,741	3,688
Professional fees	4,356	4,238	9,703	11,068
Communications	2,867	2,822	9,226	10,867
Floor broker and clearing fees	2,143	2,328	7,383	6,722
Other	8,980	8,149	27,007	28,583

Total non-interest expense	94,617	88,483	304,533	271,533

Income from continuing operations before income taxes	23,157	15,885	84,913	48,002
Provision for income taxes	8,466	5,741	31,438	17,231

Income from continuing operations	14,691	10,144	53,475	30,771
Discontinued operations, net of tax of $5.0 million and $10.8 million	—	8,364	—	19,304

Net income	$14,691	$18,508	$53,475	$50,075

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES’

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Earnings per share
Basic earnings per share from continuing operations	$0.25	$0.17	$0.90	$0.53
Basic earnings per share from discontinued operations	—	0.15	—	0.33

Basic earnings per share	$0.25	$0.32	$0.90	$0.86

Diluted earnings per share from continuing operations	$0.23	$0.16	$0.84	$0.50
Diluted earnings per share from discontinued operations	—	0.14	—	0.30

Diluted earnings per share	$0.23	$0.30	$0.84	$0.80

Basic weighted average number of common shares outstanding	59,687,354	58,646,254	59,430,463	58,381,370

Diluted weighted average number of common and common equivalent shares outstanding	63,109,757	61,343,946	63,026,141	62,475,859

Cash dividends per Class A share	$0.035	$0.033	$0.101	$0.095

Cash dividends per Class B share	$0.035	$0.033	$0.101	$0.095

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004 — UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income (loss)	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$50,075	—	—	50,075	—	—	50,075

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $4,596)	(8,118)
Minimum pension liability (less income tax benefit of $1,436)	2,552
Unrealized loss associated with investment in Bluegreen Corporation (less income tax provision of $484)	769
Gain associated with cash flow hedges (less income tax benefit of $353)	180
Reclassification adjustment for cash flow hedges	390
Reclassification adjustment for net gain included in net income	(19)

Other comprehensive loss	(4,246)

Comprehensive income	$45,829

Dividends on Class A Common Stock		—	—	(5,109)	—	—	(5,109)
Dividends on Class B Common Stock		—	—	(461)	—	—	(461)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of Class A common stock		7	2,602	—	(134)	—	2,475
Issuance of subsidiary common stock		—	(20)	—	—	—	(20)
Tax effect relating to the exercise of stock options		—	1,290	—	—	—	1,290
Amortization of unearned compensation - restricted stock grants		—	—	—	120	—	120
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(4,246)	(4,246)

BALANCE, September 30, 2003		$590	$256,782	$258,197	$(1,223)	$(677)	$513,669

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$53,475	—	—	53,475	—	—	53,475

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $442,000)	(716)
Reclassification adjustment for net gain included in net income	(49)

Other comprehensive income (loss)	(765)

Comprehensive income	$52,710

Dividends on Class A Common Stock		—	—	(5,528)	—	—	(5,528)
Dividends on Class B Common Stock		—	—	(493)	—	—	(493)
Issuance of Class A common stock		12	3,054	—	—	—	3,066
Tax effect relating to the exercise of stock options		—	4,924	—	—	—	4,924
Retirement of Class A Common Stock relating to exercise of stock options		(2)	(2,714)				(2,716)
Retirement of Class A Common Stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	132	—	132
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(765)	(765)

BALANCE, September 30, 2004		$599	$258,980	$195,765	$(1,046)	$5,191	$459,489

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(In thousands)	Ended September 30,
	2004	2003
Income from continuing operations	$53,475	$30,771
Income from discontinued operations	—	19,304
Adjustments to reconcile net income to net cash provided in operating activities:
Provision (recovery) for credit losses *	(496)	2,919
Depreciation, amortization and accretion, net	12,304	14,512
Amortization of intangible assets	1,289	1,332
Change in real estate inventory	(3,718)	(32,651)
Securities owned activities, net	12,621	(6,466)
Cost associated with debt redemption	11,741	3,688
Decrease in securities sold but not yet purchased	(6,053)	(19,133)
Equity in earnings of unconsolidated subsidiaries	(359)	(6,525)
Repayments from unconsolidated subsidiaries, net	359	2,029
Originations and repayments of loans held for sale, net	(85,099)	8,703
Proceeds from sales of loans held for sale	94,812	12,859
Gains on securities activities	(77)	(29)
Litigation settlement	(22,840)	—
Decrease in deferred tax asset, net	5,028	3,955
Decrease (increase) in accrued interest receivable	(2,260)	4,875
Increase in other assets	(2,366)	(7,087)
Increase (decrease) in due to clearing agent	(23,061)	7,856
Increase in other liabilities	9,755	56,894

Net cash provided in operating activities	55,055	97,806

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	172,609	162,681
Purchase of investment securities and tax certificates	(140,298)	(124,757)
Purchases of securities available for sale	(539,238)	(193,400)
Proceeds from sales and maturities of securities available for sale	244,608	551,238
(Purchases) redemptions of FHLB stock, net	(22,100)	7,956
Net purchases and originations of loans and leases	(498,795)	(379,754)
Net proceeds from sales of real estate owned	2,460	2,292
Net additions to office property and equipment	(30,526)	(9,695)
Net cash proceeds from the sale of Cumberland	—	9,955

Net cash (used) provided in investing activities	(811,280)	26,516

Financing activities:
Net increase in deposits	184,149	61,648
Repayments of FHLB advances	(314,740)	(616,692)
Proceeds from FHLB advances	770,000	275,000
Net increase in securities sold under agreements to repurchase	61,741	27,123
Net increase in federal funds purchased	86,300	—
Repayment of notes and bonds payable	(1,512)	(148,718)
Proceeds from notes and bonds payable	1,697	97,784
Issuance of common stock	2,160	2,666
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	(1,810)	—
Issuance of junior subordinated debentures	—	75,000
Common stock dividends paid	(6,021)	(5,570)

Net cash provided (used) in financing activities	781,964	(231,759)

Increase (decrease) in cash and cash equivalents	25,739	(107,437)
Cash and cash equivalents at beginning of period	119,882	250,745

Cash and cash equivalents at end of period	$145,621	$143,308

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(In thousands)	Ended September 30,
	2004	2003
Cash paid for:
Interest paid	$63,653	$98,479
Income taxes paid	26,275	11,237
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	1,106	2,064
Securities held to maturity transferred to available for sale	—	14,505
Net loan recoveries (charge-offs)	4,288	(350)
Tax certificate net recoveries (charge-offs)	311	(158)
Reduction in stockholders’ equity from the retirement of Class A Common Stock obtained from litigation settlement	6,058	—
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	4,924	1,290
Acquisition goodwill adjustments	—	(734)
Transfer of relocated branch to real estate held for sale	—	1,000
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	906	—
Change in accumulated other comprehensive income	(765)	(4,246)
Change in deferred taxes on other comprehensive income	(442)	2,323
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	7,843
Increase in junior subordinated debentures related to trust deconsolidation	—	7,843
Transfer of guaranteed preferred beneficial interest in Company’s Junior subordinated debentures to junior subordinated debentures	—	180,375
Securities purchased pending settlement	11,549	—
Issuance of Class A Common Stock upon conversion of subordinated debentures	—	211

*	Provision for credit losses represents provision for loan losses, REO and tax certificates.

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

     On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), and during the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). Accordingly, the financial information of Levitt, GMS and Cumberland is not included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004 nor in the Consolidated Statements of Financial Condition at September 30, 2004 and December 31, 2003. For the comparable periods ended September 30, 2003, the financial information of the above companies is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows; but the information is excluded from the revenues and expenses in the Consolidated Statements of Operations and is instead included as discontinued operations.

     All significant inter-company balances and transactions have been eliminated in consolidation.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary to present fairly the Company’s consolidated financial condition at September 30, 2004, December 31, 2003 and September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, the consolidated stockholders’ equity and comprehensive income for the nine months ended September 30, 2004 and 2003 and the consolidated cash flows for the nine months ended September 30, 2004 and 2003. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the nine months ended September 30, 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2004. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in the Company’s Form 10-Q/A and Form 10-Q for the three months ended March 31, 2004 and June 30, 2004, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share data)	2004	2003	2004	2003
Pro forma net income
Net income, as reported	$14,691	$18,508	$53,475	$50,075
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	44	44	132	186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(566)	(454)	(1,248)	(1,416)

Pro forma net income	14,169	18,098	52,359	48,845

Earnings per share:
Basic as reported	$0.25	$0.32	$0.90	$0.86

Basic pro forma	0.24	0.31	0.88	0.84

Diluted as reported	$0.23	$0.30	$0.84	$0.80

Diluted pro forma	0.22	0.29	0.82	0.78

3. Litigation Settlement

     In March 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company and its affiliates and a technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. The Company retired the Class A common stock on the settlement date.

4. Advances from the Federal Home Loan Bank

     During the nine months ended September 30, 2004 and 2003, BankAtlantic prepaid $108 million and $185 million of Federal Home Loan Bank (“FHLB”) advances incurring prepayment penalties of $11.7 million and $2.0 million, respectively.

     Of the $1.2 billion of FHLB advances outstanding at September 30, 2004, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $718 million mature between 2004 and 2006 and have a weighted average interest rate of 1.83%.

BankAtlantic Bancorp, Inc.

5. Defined Benefit Pension Plan

     Under BankAtlantic’s Retirement Plan for the Employees of BankAtlantic (the “Plan”), net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	383	369	1,149	1,108
Expected return on plan assets	(500)	(371)	(1,500)	(1,113)
Amortization of unrecognized net gains and losses	111	294	331	883

Net periodic pension expense (benefit)	$(6)	$292	$(20)	$878

     BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2004 and 2003. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2004.

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

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
States and municipalities	$13,334	$9,903	$18,308
Corporations	6,874	5,159	3,506
U.S. Government and agencies	45,781	62,229	25,394
Corporate equities	14,138	15,072	16,068
Mutual funds	26,900	24,639	22,467
Certificates of deposit	4,917	7,563	2,094

	$111,944	$124,565	$87,837

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2004, balances due from the clearing broker were $14.5 million. As of December 31, 2003 and September 30, 2003, balances due to the clearing broker were $8.6 million and $6.1 million, respectively.

     Ryan Beck’s securities sold but not yet purchased (at fair value) consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
States and municipalities	$234	$67	$262
Corporations	6,083	1,963	1,707
U.S. Government and agencies	21,360	32,231	8,771
Corporate equities	4,015	3,544	4,341
Certificates of deposit	68	8	8

	$31,760	$37,813	$15,089

BankAtlantic Bancorp, Inc.

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

     The loan and lease portfolio consisted of the following components (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Real estate loans:
Residential	$1,721,784	$1,343,657	$1,493,419
Construction and development	1,533,227	1,345,449	1,151,080
Commercial	957,777	1,064,043	1,142,011
Small business	117,559	107,835	103,272
Loans to Levitt Corporation	11,128	18,118	—
Other loans:
Second mortgages — direct	429,477	333,655	306,037
Commercial business	107,450	91,724	101,186
Small business — non-mortgage	63,984	51,898	46,610
Loans to Levitt Corporation	38,000	43,500	—
Consumer loans — other direct	15,280	17,892	19,104
Deposit overdrafts	4,511	4,036	3,636
Residential loans held for sale	1,655	2,254	3,022
Discontinued loan products	17,131	35,544	37,958

Total gross loans	5,018,963	4,459,605	4,407,335

Adjustments:
Undisbursed portion of loans in process	(789,086)	(728,100)	(621,674)
Net premiums related to purchased loans	923	6,898	8,172
Deferred fees	(5,451)	(6,655)	(5,993)
Allowance for loan and lease losses	(48,778)	(45,595)	(48,202)

Loans receivable — net	$4,176,571	$3,686,153	$3,739,638

     The Company’s loans to Levitt had an outstanding balance of $49.1 million and $61.6 million at September 30, 2004 and December 31, 2003, respectively. The Company also had loans to Levitt joint ventures that had an outstanding balance of $0 and $23.2 million at September 30, 2004 and December 31, 2003, respectively. Included in interest income in the Company’s statement of operations for the three and nine months ended September 30, 2004 was $584,000 and $2.0 million, respectively, of interest income related to loans to Levitt and its joint ventures. During the three and nine months ended September 30, 2003, $545,000 and $1.7 million, respectively, of interest income related to loans to Levitt were not included in the Company’s statements of operations as those amounts were eliminated in consolidation. At September 30, 2004 and December 31, 2003, the Company had $14.8 million and $13.4 million, respectively, of undisbursed loans in process to Levitt.

BankAtlantic Bancorp, Inc.

8. Real Estate Held for Development and Sale

     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Land and land development costs	$10,304	$9,705	$175,691
Construction costs	10,676	7,192	63,377
Other costs	2,074	1,859	14,805
Other	2,467	3,047	3,047

Total	$25,521	$21,803	$256,920

     Income from real estate operations was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Sales of real estate	$3,388	$2,467	$7,813	$15,879
Cost of sales on real estate	2,488	2,401	5,925	10,591

Gains on sales of real estate	$900	$66	$1,888	$5,288

     In 2002, BankAtlantic acquired Community Savings Bankshares, Inc. (“Community”). Real estate held for development and sale at September 30, 2004 and December 31, 2003 consisted of real estate held by a joint venture that was acquired in connection with the Community acquisition and $2.5 million and $3.0 million, respectively, of real estate held for sale associated with BankAtlantic branch banking facilities and properties acquired in connection with the Community acquisition. The joint venture was consolidated in the Company’s financial statements as of January 1, 2003. Included in gains on sales of real estate during the three and nine months ended September 30, 2004 was a $274,000 gain on the sale of land acquired in connection with the Community acquisition.

     Real estate held for development and sale at September 30, 2003 consisted of $19.0 million of real estate inventory of the joint venture acquired in the Community acquisition, $3.0 million of real estate held for sale associated with BankAtlantic branch banking facilities, and $234.9 million of real estate inventory of Levitt.

9. Investments and advances to unconsolidated subsidiaries

     The consolidated statements of financial condition and consolidated statements of operations include the following amounts for investments and advances to unconsolidated subsidiaries (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Statement of Financial Condition
Investment in Bluegreen Corporation	$—	$—	$68,265
Investments and advances to real estate joint ventures	—	—	26,415
Investment in statutory business trusts	7,910	7,910	7,910

Total	$7,910	$7,910	$102,590

     As of September 30, 2004 and December 31, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed to issue trust preferred securities. Prior to January 1, 2003, these trusts were consolidated in the Company’s financial statements.

     At September 30, 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s and Levitt’s investment in Bluegreen Corporation (which consisted of aggregate holdings of approximately 38% of Bluegreen’s outstanding common stock), Levitt’s investments in real estate joint ventures and the Company’s investments in eleven statutory business trusts.

BankAtlantic Bancorp, Inc.

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

     As of January 1, 2004, Ryan Beck changed the composition of its reportable segments, creating three reportable segments. As a result of Ryan Beck’s change, the Company’s results of operations are now reported through seven reportable segments instead of five reportable segments reported by the Company in prior periods. Additionally, the Company implemented a new internal reporting methodology for evaluating operating segment performance for BankAtlantic’s reportable segments. As a consequence, segment reporting for the three and nine months ended September 30, 2003 was restated to conform to the new methodology.

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

BankAtlantic
BankInvestments	Investments, tax certificates, residential loans purchased, CRA lending and real estate capital services
Commercial Banking	Commercial lending and commercial deposits
Community Banking	Consumer lending, small business lending, ATM operations, branch banking and trade finance lending
Ryan Beck
Private Client Group (“PCG”)	Retail branch offices, retail branch administration, product marketing and support
Investment Banking	Financial institutions group, middle markets group, public finance, and underwriting activities
Capital Markets	Equity and fixed income trading departments, unit trust and institutional sales

BankAtlantic Bancorp
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities

BankAtlantic Bancorp, Inc.

Results of BankAtlantic’s Reportable Segments

     The Company evaluates BankAtlantic’s segment performance based on segment profits after tax. BankAtlantic has three reportable segments. Information regarding “Treasury” and “Other” is provided following the tables. The table below is segment information for the three months ended September 30, 2004 and 2003 associated with the three BankAtlantic reportable segments (in thousands):

	BankAtlantic Reportable Segments
	Bank	Commercial	Community			BankAtlantic
	Investments	Banking	Banking	Treasury	Other	Total
2004
Interest income	$29,515	27,726	29,858	(24,688)	519	62,930
Interest expense	(19,825)	(11,523)	(9,076)	23,106	(149)	(17,467)

Net interest income	9,690	16,203	20,782	(1,582)	370	45,463
Charge-offs/(recoveries)	(13)	(7)	(45)	—	(372)	(437)

Net interest income after net charge-offs (recoveries)	9,703	16,210	20,827	(1,582)	742	45,900
Non-interest income	86	904	20,100	—	342	21,432
Non-interest expense	(931)	(3,151)	(28,150)	—	(11,951)	(44,183)

Segments profits and losses before tax	8,858	13,963	12,777	(1,582)	(10,867)	23,149
Taxes	(3,189)	(5,027)	(4,600)	570	3,913	(8,333)

Segment net income	$5,669	8,936	8,177	(1,012)	(6,954)	14,816

Segment assets	2,587,801	1,806,755	636,381	—	354,737	5,385,674

2003
Interest income	$26,795	26,978	22,017	(16,758)	1,101	60,133
Interest expense	(17,282)	(10,489)	(7,941)	12,612	(301)	(23,401)

Net interest income	9,513	16,489	14,076	(4,146)	800	36,732
Charge-offs/(recoveries)	(322)	50	1,592	—	(1,071)	249

Net interest income after net charge-offs (recoveries)	9,835	16,439	12,484	(4,146)	1,871	36,483
Non-interest income	62	632	16,087	—	299	17,080
Non-interest expense	(1,416)	(3,107)	(23,346)	—	(8,431)	(36,300)

Segments profits and losses before tax	8,481	13,964	5,225	(4,146)	(6,261)	17,263
Taxes	(3,053)	(5,027)	(1,881)	1,493	2,254	(6,214)

Segment net income	$5,428	8,937	3,344	(2,653)	(4,007)	11,049

Segment assets	2,053,638	1,791,160	483,311	—	358,831	4,686,940

BankAtlantic Bancorp, Inc.

     The table below is segment information for the nine months ended September 30, 2004 and 2003 associated with the three BankAtlantic reportable segments (in thousands):

	BankAtlantic Reportable Segments
	Bank	Commercial	Community			BankAtlantic
	Investments	Banking	Banking	Treasury	Other	Total
2004
Interest income	$77,824	80,641	81,248	(65,664)	1,986	176,035
Interest expense	(49,507)	(30,697)	(24,726)	56,148	(523)	(49,305)

Net interest income	28,317	49,944	56,522	(9,516)	1,463	126,730
Charge-offs/(recoveries)	237	(2,308)	(125)	—	(2,074)	(4,270)

Net interest income after net charge-offs (recoveries)	28,080	52,252	56,647	(9,516)	3,537	131,000
Non-interest income	289	2,762	56,421	—	889	60,361
Non-interest expense	(3,765)	(9,004)	(82,371)	—	(31,498)	(126,638)

Segments profits and losses before tax	24,604	46,010	30,697	(9,516)	(27,072)	64,723
Taxes	(8,841)	(16,564)	(11,052)	3,427	9,748	(23,282)

Segment net income	$15,763	29,446	19,645	(6,089)	(17,324)	41,441

2003
Interest income	$95,925	78,574	63,627	(47,695)	3,968	194,399
Interest expense	(60,982)	(32,806)	(28,535)	46,047	(1,119)	(77,395)

Net interest income	34,943	45,768	35,092	(1,648)	2,849	117,004
Charge-offs/(recoveries)	29	(1)	2,604	—	(2,043)	589

Net interest income after net charge-offs (recoveries)	34,914	45,769	32,488	(1,648)	4,892	116,415
Non-interest income	212	2,939	44,047	—	841	48,039
Non-interest expense	(3,876)	(9,380)	(68,692)	—	(27,079)	(109,027)

Segments profits and losses before tax	31,250	39,328	7,843	(1,648)	(21,346)	55,427
Taxes	(11,249)	(14,158)	(2,823)	593	7,722	(19,915)

Segment net income	$20,001	25,170	5,020	(1,055)	(13,624)	35,512

     The amounts included in the three BankAtlantic reportable segments are derived using a management reporting model that includes funds transfer pricing and activity based costing methodologies. Exposure to interest rate risk is managed centrally and reflected in BankAtlantic’s segment reporting under the heading entitled “Treasury”. In each segment the funds transfer pricing model charges each interest earning asset with a duration-matched cost of funds at the date of origination for the life of the asset or until a variable rate asset reprices. This matching of durations between interest earning assets and rate-bearing liabilities attempts to isolate the net interest income of each banking operating segment from interest rate risk and places the gains and losses from BankAtlantic’s management of interest rate risk in Treasury. The duration on savings and transaction account deposit products that do not have maturities were estimated based on a deposit duration analysis performed by a third party consultant. The activity based costing model allocates costs to the activities and processes that create the expenses and transfers costs for services provided by one segment to another.

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

BankAtlantic Bancorp, Inc.

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

BankAtlantic Bancorp, Inc.

Results of Ryan Beck’s Reportable Segments

     The Company evaluates Ryan Beck’s segment performance based on pre-tax contribution. The table below is segment information for the three months ended September 30, 2004 and 2003 associated with the three Ryan Beck reportable segments (in thousands):

		Investment	Capital
	PCG	Banking	Markets	Total
2004
Net interest income:
Broker dealer interest	$2,404	$6	$439	$2,849
Interest expense	(63)	—	(167)	(230)

Net interest income	2,341	6	272	2,619

Non-interest income:
Principal transactions	15,163	—	4,230	19,393
Investment banking	—	13,542	293	13,835
Commissions	17,283	—	1,281	18,564
Other	778	—	100	878

Non-interest income	33,224	13,542	5,904	52,670
Non-interest expense	(37,819)	(3,999)	(6,287)	(48,105)

Pre-tax contribution	$(2,254)	$9,549	$(111)	$7,184

2003
Net interest income:
Broker dealer interest	$2,372	$136	$384	$2,892
Interest expense	(131)	(27)	(119)	(277)

Net interest income	2,241	109	265	2,615

Non-interest income:
Principal transactions	15,593	73	5,427	21,093
Investment banking	—	6,631	1,011	7,642
Commissions	19,760	46	1,451	21,257
Other	470	—	89	559

Non-interest income	35,823	6,750	7,978	50,551
Non-interest expense	(37,953)	(3,987)	(6,808)	(48,748)

Pre-tax contribution	$111	$2,872	$1,435	$4,418

BankAtlantic Bancorp, Inc.

     The table below is segment information for the nine months ended September 30, 2004 and 2003 associated with the three Ryan Beck reportable segments (in thousands):

		Investment	Capital
	PCG	Banking	Markets	Total
2004
Net interest income:
Broker dealer interest	$7,211	$79	$1,221	$8,511
Interest expense	(159)	(9)	(546)	(714)

Net interest income	7,052	70	675	7,797

Non-interest income:
Principal transactions	53,279	124	12,087	65,490
Investment banking	96	41,982	2,414	44,492
Commissions	61,491	—	4,689	66,180
Other	2,367	—	214	2,581

Non-interest income	117,233	42,106	19,404	178,743
Non-interest expense	(121,885)	(17,873)	(18,861)	(158,619)

Pre-tax contribution	$2,400	$24,303	$1,218	$27,921

2003
Net interest income:
Broker dealer interest	$6,394	$214	$782	$7,390
Interest expense	(646)	(35)	(337)	(1,018)

Net interest income	5,748	179	445	6,372

Non-interest income:
Principal transactions	45,335	6,182	18,717	70,234
Investment banking	—	17,686	2,724	20,410
Commissions	56,695	167	5,350	62,212
Other	1,739	—	141	1,880

Non-interest income	103,769	24,035	26,932	154,736
Non-interest expense	(116,132)	(13,767)	(22,200)	(152,099)

Pre-tax contribution	$(6,615)	$10,447	$5,177	$9,009

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

BankAtlantic Bancorp, Inc.

Segment Reporting Worksheets

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the three months ended September 30, 2004 and 2003 (in thousands):

				Adjusting and
			Parent	Elimination	Segments
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$62,930	$2,849	$607	$(13)	$66,373
Interest expense	(17,550)	(230)	(4,289)	13	(22,056)
Provision from loan losses	(1,717)	—	—	—	(1,717)
Non-interest income	22,332	52,670	261	(89)	75,174
Non-interest expense	(45,530)	(48,105)	(1,071)	89	(94,617)

Income before taxes	20,465	7,184	(4,492)	—	23,157
Provision for income taxes	(6,866)	(3,083)	1,483	—	(8,466)

Net income	$13,599	$4,101	$(3,009)	$—	$14,691

Total assets	$5,385,674	175,458	724,417	(606,937)	$5,678,612

2003
Interest income	$60,133	$2,892	$437	$(651)	$62,811
Interest expense	(23,574)	(277)	(4,113)	652	(27,312)
Provision for loan losses	1,076	—	—	—	1,076
Non-interest income	17,146	50,551	106	(10)	67,793
Non-interest expense	(39,157)	(48,748)	(587)	9	(88,483)

Income before taxes	15,624	4,418	(4,157)	—	15,885
Provision for income taxes	(5,675)	(1,522)	1,456	—	(5,741)

Net income	$9,949	$2,896	$(2,701)	$—	$10,144

Total assets (1)	$4,686,940	142,921	769,425	(402,226)	$5,197,060

(1)	The adjusting and elimination entries at September 30, 2003 include the total assets of Levitt, GMS and Cumberland.

     The adjusting and elimination entries consist of intercompany transactions relating to loan interest income and interest expense, management fees, consulting fees and brokerage commissions.

BankAtlantic Bancorp, Inc.

     The table below is a consolidating worksheet for income from continuing operations that reconciles the Company’s segment reporting to the consolidated financial statements for the nine months ended September 2004 and 2003 (in thousands):

				Adjusting and
			Parent	Elimination	Segments
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$176,035	$8,511	$1,697	$(134)	$186,109
Interest expense	(49,516)	(714)	(12,556)	134	(62,652)
Provision from loan losses	1,105	—	—	—	1,105
Non-interest income	62,721	178,743	23,639	(219)	264,884
Non-interest expense	(141,958)	(158,619)	(4,175)	219	(304,533)

Income before taxes	48,387	27,921	8,605	—	84,913
Provision for income taxes	(16,659)	(11,678)	(3,101)	—	(31,438)

Net income	$31,728	$16,243	$5,504	$—	$53,475

2003
Interest income	$194,399	$7,390	$1,400	$(2,192)	$200,997
Interest expense	(77,627)	(1,018)	(12,218)	2,193	(88,670)
Provision for loan losses	(1,264)	—	—	—	(1,264)
Non-interest income	53,753	154,736	711	(728)	208,472
Non-interest expense	(116,142)	(152,099)	(4,019)	727	(271,533)

Income before taxes	53,119	9,009	(14,126)	—	48,002
Provision for income taxes	(18,809)	(3,365)	4,943	—	(17,231)

Net income	$34,310	$5,644	$(9,183)	$—	$30,771

BankAtlantic Bancorp, Inc.

     The differences between BankAtlantic’s statement of operations components and the reportable segment information for income from continuing operations for the three and nine months ended September 30, 2004 and 2003 consists of (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense
Segment interest expense	$17,467	23,401	$49,305	77,395
Joint venture interest expense	83	173	211	232

BankAtlantic interest expense	17,550	23,574	49,516	77,627

Non-interest income
Segment non-interest income	21,432	17,080	60,361	48,039
Income from real estate operations	900	66	1,888	5,288
Other	—	—	472	426

BankAtlantic non-interest income	22,332	17,146	62,721	53,753

Non-interest expense
Segment non-interest expense	44,183	36,300	126,638	109,027
Joint venture expenses	1,047	285	2,316	3,787
Provision for tax certificates	300	300	900	900
Cost associated with debt redemption	—	2,040	11,741	2,040
Other	—	232	363	388

BankAtlantic non-interest expense	45,530	39,157	141,958	116,142

Taxes
Segment taxes	8,333	6,214	23,282	19,915
Actual tax rate different than segment assumed tax rate	(501)	52	(743)	(274)
Segment earnings greater than BankAtlantic earnings	(966)	(591)	(5,880)	(832)

BankAtlantic taxes	6,866	5,675	16,659	18,809

Net income
Segment net income	14,816	11,049	41,441	35,512
Provision for loan losses different than net recoveries	(1,379)	848	(2,025)	(433)
Provision for tax certificates	(192)	(192)	(576)	(576)
Joint venture operation excluded from segment reporting	(147)	(250)	(340)	985
Cost associated with debt redemption	—	(1,454)	(7,515)	(1,454)
Tax rate difference	501	(52)	743	276

BankAtlantic net income	$13,599	9,949	$31,728	34,310

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

BankAtlantic Bancorp, Inc.

11. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003
Commitment to sell fixed rate residential loans	$20,158	$12,962	$21,040
Commitment to sell variable rate residential loans	6,233	3,740	—
Forward contracts to purchase mortgage-backed securities	4,988	8,611	12,697
Commitments to purchase fixed rate residential loans	—	40,242	—
Commitments to purchase variable rate residential loans	—	3,500	1,768
Commitments to originate loans held for sale	24,617	14,271	18,019
Commitments to originate loans held to maturity	330,385	370,071	451,341
Commitments to extend credit, including the undisbursed portion of loans in process	1,176,208	1,048,738	903,640
Standby letters of credit	43,939	31,722	22,680
Commercial lines of credit	85,647	162,623	145,228

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $38.6 million at September 30, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.3 million at September 30, 2004. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2004 and December 31, 2003 was $0 and $110,000, respectively, of unearned guarantee fees.

BankAtlantic Bancorp, Inc.

12. Discontinued operations

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, GMS and Cumberland. The above transactions were presented as discontinued operations in our statement of operations for the three and nine months ended September 30, 2003.

     The components of earnings from discontinued operations for the three and nine months ended September 30, 2003 were as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003
Net interest income	$1,215	$4,572
Non-interest Income	27,648	78,107
Non interest Expenses	15,581	52,603

Income before taxes	13,282	30,076
Provision for taxes	4,918	10,772

Income from discontinued operations, net of tax	$8,364	$19,304

     The assets and liabilities associated with discontinued operations included in the Company’s statement of financial condition as of September 30, 2003 consisted of the following: (in thousands)

September 30,
2003
ASSETS
Cash	$39,346
Loans receivable	5,163
Real estate inventory	234,854
Investment in unconsolidated subsidiaries	67,444
Other assets	9,716

Total assets	$356,523

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Notes payable	$109,343
Other liabilities	68,244

Total liabilities	$177,587

BankAtlantic Bancorp, Inc.

13. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2004 and 2003:

	For the Three Months
	Ended September 30,
(In thousands, except share data)	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$14,691	$10,144
Discontinued operations	—	8,364

Net income	$14,691	$18,508

Denominator:
Basic weighted average number of common shares outstanding	59,687,354	58,646,254

Basic earnings per share from:
Continuing operations	$0.25	$0.17
Discontinued operations	—	0.15

Basic earnings per share	$0.25	$0.32

Diluted earnings per share
Numerator:
Income from continuing operations	$14,691	$10,144
Subsidiary stock options	(152)	(83)

Income available after assumed conversion from continuing operations	14,539	10,061
Discontinued operations	—	8,364

Income available after assumed conversion	$14,539	$18,425

Denominator:
Basic weighted average number of common shares outstanding	59,687,354	58,646,254
Common stock equivalents resulting from:
Stock-based compensation	3,422,403	2,697,692

Diluted weighted average shares outstanding	63,109,757	61,343,946

Diluted earnings per share from:
Continuing operations	$0.23	$0.16
Discontinued operations	—	0.14

Diluted earnings per share	$0.23	$0.30

BankAtlantic Bancorp, Inc.

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the nine months ended September 30, 2004 and 2003:

	For the Nine Months
	Ended September 30,
(In thousands, except share data )	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$53,475	$30,771
Discontinued operations	—	19,304

Net income	$53,475	$50,075

Denominator:
Basic weighted average number of common shares outstanding	59,430,463	58,381,370

Basic earnings per share from:
Continuing operations	$0.90	$0.53
Discontinued operations	—	0.33

Basic earnings per share	$0.90	$0.86

Diluted earnings per share
Numerator:
Income from continuing operations	$53,475	$30,771
Interest expense on convertible debentures	—	569
Subsidiary stock options	(617)	(157)

Income available after assumed conversion from continuing operations	52,858	31,183
Discontinued operations	—	19,304

Income available after assumed conversion	$52,858	$50,487

Denominator:
Basic weighted average number of common shares outstanding	59,430,463	58,381,370
Common stock equivalents resulting from:
Convertible debentures	—	1,753,706
Stock-based compensation	3,595,678	2,340,783

Diluted weighted average shares outstanding	63,026,141	62,475,859

Diluted earnings per share from:
Continuing operations	$0.84	$0.50
Discontinued operations	—	0.30

Diluted earnings per share	$0.84	$0.80

     During the nine months ended September 30, 2004, 781,600 of options to acquire the Company’s Class A common stock that could potentially dilute diluted earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period. There were no antidilutive options during the three months ended September 30, 2004 and during the three and nine months ended September 30, 2003.

14. New Accounting Pronouncements:

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company makes evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery.

BankAtlantic Bancorp, Inc.

     In September 2004 the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”) which determined that minor impairments caused by interest rate increases associated with securities that could not be settled in such a way that that the investor would not recover substantially all of its costs were considered temporary; therefore not requiring an entity to assess its ability and intent to hold an investment until a forecasted recovery. This minor impairment determination did not apply to equity and debt securities that can be contractually prepaid or otherwise settled in such a way that an entity would not recover substantially all of its cost. The recognition and measurement provisions of the EITF were originally effective for periods beginning after June 15, 2004. On September 30, 2004 the FASB issued a final FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At September 30, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in no other-than-temporary impairment of the securities portfolios.

BankAtlantic Bancorp, Inc.

Item 2. Management’a Discussion and Analysis of Financial Condition and Results of Operations

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. (the “Company,” which may also be referred to as “we,” “us,” or “our”) and its subsidiaries for the three and nine months ended September 30, 2004 and 2003. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida and its subsidiaries (“BankAtlantic” or “Bank”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm, and its subsidiaries (“Ryan Beck”).

     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by such forward-looking statements. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that may change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws; increases in costs associated with regulatory compliance; that our internal controls over financial reporting are found not to be effective as required under Section 404 of the Sarbanes-Oxley Act of 2002; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, extended midnight branch banking hours initiative, and other growth initiatives not producing results consistent with historic growth rates or results which justify their costs; the impact of regulatory or accounting issues, including the impact of and compliance with the USA Patriot Act, Bank Secrecy Act and Anti-Money Laundering laws; periodic testing of goodwill and other intangible assets for impairment; and BankAtlantic’s achieving the benefits of its prepayment of certain Federal Home Loan Bank (“FHLB”) advances. Further, this document contains forward-looking statements relating to BankAtlantic’s de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative which are subject to a number of risks and uncertainties, including that the number of new branches may be less than anticipated, that required regulatory approvals for the new branches may not be timely obtained, if at all, that required capital expenditures or operating costs will be higher than anticipated and that the de novo branch expansion strategy, existing branch renovation plans and branch “branding” initiative will not be successful or will not produce results which justify their costs. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties, including, but not limited to: the risks and uncertainties associated with its operations, products and services; changes in economic or regulatory policies; the volatility of the stock market and fixed income markets; announced or anticipated transactions, including mergers and acquisitions, or capital financing transactions not being completed or producing results which do not justify their costs; the success or profitability of Ryan Beck’s newly launched products; the effectiveness of Ryan Beck’s advertising and brand awareness campaigns; and additional risks and uncertainties that are subject to change and outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and that involve estimates, assumptions and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make: estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the consolidated statements of financial condition; and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from estimates. Material estimates that are particularly susceptible to differing significantly from actual results relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the valuation of securities, the amount of the deferred tax asset

BankAtlantic Bancorp, Inc.

valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Summary Consolidated Results of Operations

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
BankAtlantic	$13,599	$9,949	$3,650	$31,728	$34,310	$(2,582)
Ryan Beck	4,101	2,896	1,205	16,243	5,644	10,599
Parent Company	(3,009)	(2,701)	(308)	5,504	(9,183)	14,687

Income from continuing operations	14,691	10,144	4,547	53,475	30,771	22,704
Discontinued operations, net of tax	—	8,364	(8,364)	—	19,304	(19,304)

Net income	$14,691	$18,508	$(3,817)	$53,475	$50,075	$3,400

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Income from continuing operations increased 45% from the same 2003 period. This increase was primarily related to a 37% increase in earnings at BankAtlantic and a 42% increase in earnings at Ryan Beck.

     The increase in Ryan Beck earnings was primarily attributable to increased advisory fees generated during the quarter as a result of increased merger and acquisition activity transactions by its investment banking segment. The higher investment banking revenues were partially offset by lower revenues from commissions and principal transactions reflecting decreased activity by individual customers due to market conditions during the period.

     The increased earnings at BankAtlantic were primarily the result of a substantial improvement in its net interest income associated with higher yields on interest earning assets and lower interest expense related to a substantial increase in low cost deposits and the repayment of high yielding FHLB advances during prior periods. The increased deposit accounts also contributed to a significant increase in customer fee income during the period. The above improvements in earnings were partially offset by an increase in the provision for loan losses and higher non-interest expenses. The additional expenses were primarily associated with the “Florida’s Most Convenient Bank” growth initiatives, and regulatory compliance costs, including costs associated with Sarbanes-Oxley compliance and fees paid to consultants to assist BankAtlantic with achieving full compliance with the USA Patriot Act, the Bank Secrecy Act and Anti-Money Laundering laws.

     In December 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt Corporation (“Levitt”), and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, Inc. and Cumberland Advisors. The above transactions were presented as discontinued operations in our statement of operations for the three months and nine months ended September 30, 2003.

     During August and September, 2004, Florida experienced an unprecedented level of hurricane and tropical storm activity. Four major storms crossed the State in those months. Three of the storms affected BankAtlantic’s markets but physical damage to branches was minimal. The branch network remained fully operational, including weekend and late evening operations, subsequent to the storms other than closures of branches located in evacuation zones, or where utilities became temporarily unavailable. BankAtlantic has reviewed its loan portfolio for possible adverse impact on credit quality resulting from the storms, and has not identified any commercial or real estate customers or projects with any significant uninsured damage. Additionally, BankAtlantic’s review of delinquency and other data on the consumer and small business portfolios also does not indicate that the storms had any significant impact to date. However, BankAtlantic did establish an unallocated provision of the allowance for loan losses of approximately $500,000 to cover

BankAtlantic Bancorp, Inc.

probable losses arising from the consumer and small business portfolios which may have occurred during the third quarter from hurricane activity but which might not become known until the fourth quarter.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Income from continuing operations increased 74% from the same 2003 period. This increase was primarily related to a 188% increase in earnings at Ryan Beck and a $14.8 million litigation settlement gain (net of taxes) at the parent company. The above improvement in earnings was partially offset by an 8% decline in BankAtlantic earnings.

     The increase in Ryan Beck earnings was primarily due to the increase in advisory fees noted above. The litigation settlement was entered into in March 2004 and was with a technology company in which the Company was an investor. The decline in BankAtlantic earnings was due to $7.6 million (net of tax) of prepayment penalties that BankAtlantic incurred by prepaying high fixed interest rate FHLB advances totaling $108 million in March 2004. Excluding the impact of the FHLB advance prepayment penalties, BankAtlantic’s earnings would have increased by 11% over the 2003 period.

BankAtlantic Bancorp, Inc.

BankAtlantic Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2004			September 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans:
Residential real estate	$1,583,353	18,636	4.71%	$1,714,774	$18,186	4.24%
Commercial real estate	1,662,978	23,737	5.71	1,666,209	24,011	5.76
Consumer	438,205	4,609	4.21	319,269	3,548	4.45
Lease financing	9,738	235	9.65	18,935	538	11.37
Commercial business	104,022	1,636	6.29	110,236	1,618	5.87
Small business	187,536	3,372	7.19	159,025	3,022	7.60

Total loans	3,985,832	52,225	5.24	3,988,448	50,923	5.11
Investments — tax exempt	144,126	1,948 (1)	5.41	—	—	—
Investments — taxable	713,670	9,439	5.29	718,528	9,210	5.13

Total interest earning assets	4,843,628	63,612	5.25%	4,706,976	60,133	5.11%
Goodwill and core deposit intangibles	81,406			83,143
Other non-interest earning assets	246,868			229,398

Total Assets	$5,171,902			$5,019,517

Interest bearing liabilities
Deposits:
Savings	$250,286	169	0.27%	$197,778	$137	0.27%
NOW	590,787	555	0.37	473,741	438	0.37
Money funds	931,596	2,283	0.97	874,789	1,935	0.88
Certificate accounts	718,826	4,053	2.24	837,221	5,248	2.49

Total interest bearing deposits	2,491,495	7,060	1.13	2,383,529	7,758	1.29

Short-term borrowed funds	287,011	966	1.34	256,826	588	0.91
Advances from FHLB	1,036,651	9,364	3.59	1,249,074	15,025	4.77
Long-term debt	36,231	515	5.65	34,863	489	5.56

Total interest bearing liabilities	3,851,388	17,905	1.85	3,924,292	23,860	2.41
Non-interest bearing deposits	792,227			568,333
Non-interest bearing other liabilities	22,626			44,637

Total Liabilities	4,666,241			4,537,262
Stockholder’s equity	505,661			482,255

Total liabilities and stockholder’s equity	$5,171,902			$5,019,517

Net interest income/ net interest spread		$45,707	3.40%		$36,273	2.70%

Tax Equivalent adjustment		(682)			—
Capitalized interest from real estate operations		355			286

Net interest income		45,380			36,559

Margin
Interest income/interest earning assets			5.25%			5.11%
Interest expense/interest earning assets			1.47			2.01

Net interest margin			3.78%			3.10%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc.

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Period:

     The increase in net interest income primarily resulted from an improvement in the net interest margin associated with higher yields on residential loans and investments as well as a significant increase in low cost deposits. While further margin improvement will largely depend on the future pattern of interest rates, we believe our level of low cost deposits, coupled with the positioning of our balance sheet for rising interest rates, should position BankAtlantic’s net interest margin to benefit from a higher interest rate environment.

     The significant factors resulting in the improvement in the net interest margin were a substantial reduction in our deposit interest expense due to low cost deposit growth, the repayment of high rate FHLB advances and purchase of residential loans and investments during 2004 at higher yields than the existing portfolio. These factors were partially offset by higher short term borrowing rates during the current quarter.

     Low cost deposits comprised approximately 50% of all deposits at September 30, 2004, versus 42% at September 30, 2003. Higher rate certificate of deposit accounts declined from 28% of total deposits at September 30, 2003 to 22% at September 30, 2004. Growth in BankAtlantic’s low cost deposit accounts is primarily attributable to its Florida’s Most Convenient Bank initiatives.

     The rate of low cost deposit account openings slowed in September 2004, with deposit balances up 27% from the previous September’s deposit balances, compared to low cost deposit balance growth rates of 30% or more for each of the eight previous quarters. BankAtlantic attributes this slower growth to the four hurricanes in August and September. Data regarding low cost deposit balances from July and August 2004 were consistent with historic trends.

     Other borrowing costs were slightly higher during the quarter reflecting three increases in the prime interest rate beginning in June 2004. Each increase was 0.25%, and the prime interest rate increased from 4.0% to 4.75%.

     BankAtlantic’s average interest earning asset balances increased slightly, primarily due to our purchase of investments and origination of home equity loans (included in “Consumer” loans on table above.) During 2004 BankAtlantic purchased $1,079 million of residential loans and $550 million of securities, respectively, and originated $303.5 million of home equity loans. These acquisitions were partially offset by refinancing and prepayment of residential loans originated or purchased by BankAtlantic during the latter half of 2003 and the first quarter of 2004. This reduced the balances in both its residential mortgage loan portfolio and its taxable investment securities portfolio.

     As of September 30, 2004, approximately 65% of BankAtlantic’s interest earning assets is anticipated to reprice within one year in response to changes in interest rates. Similarly, approximately 51% of BankAtlantic’s interest bearing liabilities is anticipated to reprice during the same period.

BankAtlantic Bancorp, Inc.

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2004			September 30, 2003
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans:
Residential real estate	$1,432,518	50,358	4.69%	$1,718,974	$62,329	4.83%
Commercial real estate	1,664,786	70,101	5.61	1,584,284	70,249	5.91
Consumer	405,537	12,577	4.14	307,644	10,535	4.57
Lease financing	11,628	933	10.70	23,830	2,020	11.30
Commercial business	102,260	4,725	6.16	105,806	4,564	5.75
Small business	181,222	9,679	7.12	160,589	8,955	7.44

Total loans	3,797,951	148,373	5.21	3,901,127	158,652	5.42
Investments — tax exempt	73,646	2,937 (1)	5.32	—	—	0.00
Investments — taxable	625,136	25,753	5.49	856,499	35,747	5.56

Total interest earning assets	4,496,733	177,063	5.25%	4,757,626	194,399	5.45%
Goodwill and core deposit intangibles	81,838			83,823
Other non-interest earning assets	246,235			242,537

Total Assets	$4,824,806			$5,083,986

Interest bearing liabilities
Deposits:
Savings	$237,646	$473	0.27%	$185,432	$721	0.52%
NOW	573,617	1,581	0.37	451,333	1,540	0.46
Money funds	903,579	6,275	0.93	840,412	7,213	1.15
Certificate accounts	732,715	12,492	2.29	905,409	19,211	2.85

Total interest bearing deposits	2,447,557	20,821	1.14	2,382,586	28,685	1.62

Short-term borrowed funds	246,218	1,970	1.07	326,400	2,762	1.14
Advances from FHLB	832,177	26,231	4.23	1,282,519	45,633	4.77
Long-term debt	36,168	1,502	5.57	35,375	1,428	5.42

Total interest bearing liabilities	3,562,120	50,524	1.90	4,026,880	78,508	2.62
Non-interest bearing deposits	737,738			527,334
Non-interest bearing other liabilities	27,063			58,885

Total Liabilities	4,326,921			4,613,099
Stockholder’s equity	497,885			470,887

Total liabilities and stockholder’s equity	$4,824,806			$5,083,986

Net interest income/ net interest spread		126,539	3.35%		115,891	2.83%

Tax Equivalent adjustment		(1,028)
Capitalized interest from real estate operations		1,008			883

Net interest income		$126,519			$116,774

Margin
Interest income/interest earning assets			5.25%			5.45%
Interest expense/interest earning assets			1.51			2.21

Net interest margin			3.74%			3.24%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Period:

     Net interest income for the nine month period increased from 2003 primarily due to the items discussed above for the three months ended September 30, 2004. The gross increase was partially offset by a decline in average interest earning assets. The decline was primarily due to falling interest rates during 2003 and the first quarter of 2004, that resulted in increased refinancing and prepayment of many residential loans originated or purchased by BankAtlantic. This reduced the balances in both our residential mortgage loan portfolio and our taxable investment securities portfolio.

Provision for Loan Losses

	For Three Months Ended		For Nine Months Ended
(in thousands)	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$46,737	$49,576	$45,595	$48,022
Charge-offs:
Small business	(38)	(132)	(38)	(549)
Consumer loans	(139)	(152)	(529)	(697)
Residential real estate loans	(151)	(150)	(506)	(362)

Continuing loan products	(328)	(434)	(1,073)	(1,608)
Discontinued loan products	(570)	(2,108)	(1,216)	(7,083)

Total charge-offs	(898)	(2,542)	(2,289)	(8,691)

Recoveries:
Commercial business loans	112	15	436	64
Commercial real estate loans	—	1	2,051	2
Small business	61	55	303	428
Consumer loans	55	117	209	423
Residential real estate loans	53	424	296	542

Continuing loan products	281	612	3,295	1,459
Discontinued loan products	941	1,632	3,282	6,882

Total recoveries	1,222	2,244	6,577	8,341

Net (charge-offs) recoveries	324	(298)	4,288	(350)
Provision for loan losses	1,717	(1,076)	(1,105)	1,264
Adjustments to acquired loan losses	—	—	—	(734)

Balance, end of period	$48,778	$48,202	$48,778	$48,202

For the Three Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     BankAtlantic’s credit quality continued to improve as BankAtlantic’s allowance for loan losses to total loans declined from 1.26% at September 30, 2003 to 1.17% at September 30, 2004. Continuing loan products charge-offs and recoveries were nominal for the three months ended September 30, 2004 and 2003. The decline in discontinued loan products charge-offs and recoveries resulted from lower portfolio balances. The remaining balance of these discontinued loan products declined to $17.1 million from $38.0 million a year earlier. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending.

     The increase in the provision for loan losses during the current quarter resulted from additional reserves allocated to a $17.7 million hotel loan in which the financial condition of the borrower deteriorated during the quarter as well as additional reserves allocated to consumer loans in areas affected by the four hurricanes which impacted Florida during August and September, 2004.

For the Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     The substantial improvement in continuing loan products recoveries primarily resulted from the items discussed above, as well as a $2.1 million recovery in the 2004 second quarter of a residential construction loan that was charged off in 2002.

BankAtlantic Bancorp, Inc.

     The negative provision for loan losses during the 2004 period was due to this $2.1 million residential construction loan recovery and discontinued operation recoveries, partially offset by $2.1 million of specific reserves relating to two commercial business loans and one aviation lease having an aggregate outstanding balance of $4.7 million. The reserves were established due to the weakened financial conditions of the borrowers.

     Adjustments in the 2003 allowance for loan losses were associated with loans acquired in connection with the 2002 purchase of Community Savings Bancshares, Inc. (“Community” or “Community Savings”). BankAtlantic reduced its allowance for loan losses and reduced goodwill by $734,000 during the 2003 first quarter for those acquired loans which had been assigned a valuation allowance at the acquisition date and which had either matured or were prepaid.

     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,
	2004	2003
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$448	$894
Loans and leases	11,352	10,803

Total nonaccrual	11,800	11,697

Repossessed assets:
Real estate owned, net of allowance	1,059	2,422
Vehicles and equipment	—	—

Total repossessed assets	1,059	2,422

Total nonperforming assets	12,859	14,119
Specific valuation allowances	(2,095)	—

Total nonperforming assets, net	$10,764	$14,119

Allowances
Allowance for loan losses	$48,778	$45,595
Allowance for tax certificate losses	3,781	2,870

Total Allowances	$52,559	$48,465

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$135
Performing impaired loans	167	180
Restructured loans	28	1,387

TOTAL POTENTIAL PROBLEM LOANS	$195	$1,702

     The ratio of non-performing assets to total loans, tax certificates and repossessed assets declined from 0.36% at December 31, 2003 to 0.30% at September 30, 2004. During the 2004 period, non-performing assets were unfavorably impacted by two loans and one aviation lease transferring to non-accrual status as a result of the weakened financial conditions of the borrowers. The aviation lease was included in restructured loans at December 31, 2003. Non-performing assets were favorably impacted by fewer residential non-performing loans, partly due to increased efforts on the collection of residential loans serviced by others. Non-accrual residential loans declined from $8.5 million at December 31, 2003 to $5.4 million at September 30, 2004. The decline in repossessed assets was primarily due to the runoff of discontinued loan products, sale of real estate owned and strengthened credit standards.

BankAtlantic Bancorp, Inc.

Non-Interest Income

	For Three Months			For Nine Months
Banking Operations	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Other service charges and fees	$5,819	$4,625	$1,194	$16,887	$14,614	$2,273
Service charges on deposits	13,493	10,925	2,568	37,798	29,088	8,710
Income from real estate operations	900	66	834	1,888	5,288	(3,400)
Securities activities, net	—	(336)	336	(3)	(376)	373
Other	2,120	1,866	254	6,151	5,139	1,012

Non-interest income	$22,332	$17,146	$5,186	$62,721	$53,753	$8,968

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     Higher non-interest income in 2004 was primarily due to increases in service charges and fees resulting from a substantial increase in low cost deposit balances, and an increase in income from real estate activities of a joint venture that was acquired in connection with the Community acquisition.

     The increase in low cost deposit balances was primarily the result of BankAtlantic’s “Florida’s Most Convenient Bank” initiatives. Since launching these initiatives, BankAtlantic’s low cost deposit balances have increased from $894.6 million at March 31, 2002 to $1,625 million at September 30, 2004. The “Florida’s Most Convenient Bank” initiatives include seven-day branch banking, extended weekday branch hours, 24/7 live customer service, Totally Free Checking, free online banking, and various other products and services not offered by BankAtlantic prior to January 2002.

     The increase in other service charges and fees resulted from a 27% and 23% increase in fees received from check card and ATM usage for the three and nine months ended September 30, 2004 compared to the same 2003 periods. This increase was chiefly due to the higher number of deposit accounts, which resulted in increased usage of check cards and ATMs, and an increase in debit card interchange fees during 2004.

     Revenues from deposit service charges were up 24% and 30% over the comparable three and nine month 2003 periods. The increase was primarily the result of overdraft fees from transaction accounts. Overdraft fee income increased from $9.8 million and $26.1 million during the three and nine months ended September 30, 2003 to $12.3 million and $34.2 million during the same 2004 periods. The higher overdraft fees were due to both an increase in the number of accounts and higher fees assessed on overdrafts.

     Real estate income reflects revenues associated with a joint venture acquired as part of the Community acquisition and, during the 2004 third quarter, the sale of land acquired in connection with the Community acquisition for a gain of $274,000.

     Securities activities, net for the three and nine months ended September 30, 2003, represent the sale of agency securities for a $100,000 loss and the settlement of an interest rate swap for a $234,000 loss.

     Other income reported for the three and nine months ended September 30, 2004 consists in part of a $75,000 and $320,000 increase in gains on loans held for sale. This increase was associated with the origination and sale of residential loans held for sale with an independent mortgage company, a program which the Bank initiated in August 2003. Other income also included an increase in fee income received for banking services provided to our deposit customers.

BankAtlantic Bancorp, Inc.

Non-Interest Expense

	For Three Months			For Nine Months
Banking Operations	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Employee compensation and benefits	$23,128	$19,387	$3,741	$68,018	$59,321	$8,697
Occupancy and equipment	8,100	6,874	1,226	23,055	20,237	2,818
Advertising and promotion	3,301	2,444	857	10,925	6,917	4,008
Amortization of intangible assets	425	439	(14)	1,289	1,332	(43)
Cost associated with debt redemption	—	2,040	(2,040)	11,741	2,040	9,701
Professional fees	3,312	1,139	2,173	5,377	3,260	2,117
Other	7,264	6,834	430	21,553	23,036	(1,483)

Non-interest expense	$45,530	$39,157	$6,373	$141,958	$116,143	$25,815

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     Compensation and benefit expenses increased 19% and 15% during the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. In addition to annual employee salary increases, the growth in this expense category resulted in large part from an increase in the number of BankAtlantic employees and higher employee benefit costs and training expenses. The “Florida’s Most Convenient Bank” initiatives, which include extended branch business hours and services, and the resulting substantial increase in deposit customers, required BankAtlantic to hire additional employees to staff its branches and operations. The number of full time equivalent BankAtlantic employees increased to 1,571 at September 30, 2004, versus 1,244 at December 31, 2002.

     Occupancy and equipment expenses increased 18% and 14% during the three and nine months ended September 30, 2004, respectively, compared to the same 2003 periods. The higher expenses resulted from additional depreciation expense associated with branch fixed assets and leasehold improvements. In June 2004, BankAtlantic initiated a program to renovate 68 branches. Management anticipates that the renovation plan will be completed during 2006. In connection with this program and in conjunction with this decision, BankAtlantic shortened the estimated useful lives of branch fixed assets and leasehold improvements affected by the renovation plans, causing an acceleration in depreciation expense on $2.8 million of fixed assets and leasehold improvements. The shortened asset lives increased depreciation expense by approximately $669,000 and $1.1 million during the three and nine months ended September 30, 2004, respectively. The remaining increase in occupancy and equipment expenses for the three and nine months ended September 30, 2004 was due to the engagement of additional guard services to increase security at BankAtlantic’s branches during extended business hours as well as higher branch facilities maintenance costs also associated with extended business hours.

     Advertising expenses during the three and nine months ended September 30, 2004 increased significantly as a direct result of an aggressive BankAtlantic marketing campaign that commenced in early 2004 and included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiatives. The marketing campaign is ongoing, and BankAtlantic anticipates continued higher advertising and promotion expenditures during 2004 compared to those incurred during 2003.

     The cost associated with debt redemption related to a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances with an average interest rate of 5.55% originally maturing in 2007-2008. BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs. During September 2003 BankAtlantic prepaid $185 million of FHLB advances and incurred a prepayment penalty of $2.0 million.

     Professional fees for the three and nine months ended September 30, 2004 increased primarily due to fees incurred during the 2004 periods in connection with regulatory compliance. During the third quarter of 2004, BankAtlantic spent approximately $2 million in connection with its efforts to fully comply with the USA Patriot Act, Anti-Money Laundering laws and the Bank Secrecy Act, which have imposed far-reaching and substantial requirements on financial institutions. We expect these expenses, which were primarily paid to outside professionals, to continue at approximately this level during the fourth quarter. Although BankAtlantic added significant staff in the compliance area that will be an on-going expense, much of the increased level of expenditures for compliance in the 2004 third quarter and the anticipated expenditures during the 2004 fourth quarter result from the identification of deficiencies in the past,

BankAtlantic Bancorp, Inc.

requiring a thorough review of previous compliance under these laws. We are cooperating with federal agencies in connection with the past deficiencies. We cannot provide assurance that monetary penalties will not be imposed or that these compliance issues will not delay BankAtlantic’s ability to obtain required regulatory approvals in connection with its business plan, including its previously announced branch expansion strategy.

     The increase in other expenses during the three months ended September 30, 2004 compared to the same 2003 period primarily resulted from higher check losses and operating expenses associated with a substantial increase in deposit customer accounts. The decrease in other expenses during the nine months ended September 30, 2004, compared to the same 2003 period, primarily resulted from a $750,000 write-down of an REO property, a $257,000 impairment of a branch facility and $635,000 of bankcard conversion expenses during 2003.

BankAtlantic Bancorp, Inc.

RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In thousands)	2004	2003	Change	2004	2003	Change
Net interest income:
Interest on trading securities	$2,849	$2,892	$(43)	$8,511	$7,390	$1,121
Interest expense	(230)	(277)	47	(714)	(1,018)	304

Net interest income	2,619	2,615	4	7,797	6,372	1,425

Non-interest income:
Principal transactions	19,393	21,093	(1,700)	65,490	70,234	(4,744)
Investment banking	13,835	7,642	6,193	44,492	20,410	24,082
Commissions	18,564	21,257	(2,693)	66,180	62,212	3,968
Other	878	559	319	2,581	1,880	701

Non-interest income	52,670	50,551	2,119	178,743	154,736	24,007

Non-interest expense:
Employee compensation and benefits	35,090	35,925	(835)	119,429	110,740	8,689
Occupancy and equipment	3,680	3,287	393	10,334	9,277	1,057
Advertising and promotion	1,389	544	845	3,971	2,697	1,274
Professional Fees	1,063	2,638	(1,575)	3,438	6,692	(3,254)
Communications	3,182	2,822	360	9,226	10,867	(1,641)
Floor broker and clearing fees	2,143	2,328	(185)	7,383	6,722	661
Other	1,558	1,204	354	4,838	5,104	(266)

Non-interest expense	48,105	48,748	(643)	158,619	152,099	6,520

Income (loss) before income taxes	7,184	4,418	2,766	27,921	9,009	18,912
Income taxes	3,083	1,522	1,561	11,678	3,365	8,313

Income from continuing operations	$4,101	$2,896	$1,205	$16,243	$5,644	$10,599

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     Income from continuing operations increased significantly for the three and nine months ended September 30, 2004 primarily as a result of higher investment banking activity associated with Ryan Beck’s Financial Institutions Group.

     Net interest income was relatively flat for the three months ended and increased 22% for the nine months ended September 30, 2004, as compared to the same 2003 periods. The increase in net interest income for the comparable nine month periods primarily resulted from $243 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances at September 30, 2004. Customer margin debit balances and customer money market balances were $210 million and $1.3 billion, respectively, at September 30, 2003. Further contributing to the increase in net interest income for the nine months ended September 30, 2004 compared to the same 2003 periods was Ryan Beck’s repayment of a subordinated loan from the Company in the third quarter of 2003, eliminating current interest expense on that loan.

     Principal transaction revenue decreased 8% and 7%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The primary reason for the decrease was the decreased activity on the part of individual investors due to current market conditions. Additionally, Ryan Beck’s deferred compensation plan assets, which are marked to market, were down 163% and 75%, respectively, for the three and nine months ended September 30, 2004.

     Investment banking revenue increased 81% and 118%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. Through the third quarter of 2004, Ryan Beck’s Financial Institutions Group completed thirteen merger and acquisition transactions versus six through September 30, 2003. Additionally, this group participated in raising over $1.2 billion of capital financing transactions through the third quarter of 2004, versus $0.8 billion through September 30, 2003. Also, Ryan Beck’s Middle Market Group contributed to revenue growth by completing thirteen transactions through the third quarter of 2004, versus four through September 30, 2003.

BankAtlantic Bancorp, Inc.

     Commission revenue decreased 13% and increased 6%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. Commission revenue increased significantly during the first quarter of 2004 as compared to the prior year, but deteriorated during the two subsequent quarters of 2004, primarily due to decreased activity on the part of individual investors as a result of market conditions.

     Employee compensation and benefits decreased 2% and increased 8%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The increase in the nine month period is mainly attributable to an increase in bonus accruals necessitated by the additional investment banking revenue for the nine months ended September 30, 2004. The decrease in the three month period is attributable to the decrease in commission expense from the comparable 2003 period.

     Advertising and promotion expense increased 155% and 47%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The increase is mainly attributable to expenses associated with the launch of Ryan Beck’s first formal advertising campaign designed to expand Ryan Beck’s exposure through print and television media.

     Professional fees decreased 60% and 49%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The decrease is primarily due to the reduced legal costs associated with the Gruntal transaction. During the first quarter of 2004, the bankruptcy court presiding over the Gruntal bankruptcy proceedings entered an order confirming a plan of liquidation for Gruntal that included a third party release in favor of Ryan Beck and the Company, and it is expected that the majority of the claims against Ryan Beck associated with the Gruntal transaction will be permanently stayed or dismissed by the arbitration panels and courts hearing such claims.

     Communication cost increased 13% and decreased 15%, respectively, for the three and nine months ended September 30, 2004, as compared to the same 2003 periods. The increase for the three month period is primarily due to additional communication costs incurred as a result of Ryan Beck’s establishment of a new headquarters location. The decrease for the year to date period is primarily due to the elimination, as part of the integration of Gruntal operations into those of Ryan Beck, of duplicate services that were in place in the nine months ended September 2003.

BankAtlantic Bancorp, Inc.

Parent Company Results of Operations

	For the Three Months			For the Nine Months
(In thousands)	Ended September 30,			Ended September 30,
	2004	2003	Change	2004	2003	Change
Net interest income:
Interest on loans and investments	$607	$437	$170	$1,697	$1,400	$297
Interest on borrowings	(4,289)	(4,113)	(176)	(12,556)	(12,218)	(338)

Net interest income	(3,682)	(3,676)	(6)	(10,859)	(10,818)	(41)

Non-interest income:
Income from unconsolidated subsidiaries	123	106	17	359	306	53
Securities activities, net	2	—	2	80	405	(325)
Litigation settlement	—	—	—	22,840	—	22,840
Other	136	—	136	360	—	360

Non-interest income	261	106	155	23,639	711	22,928

Non-interest expense:
Investment banking expense	—	—	—	—	635	(635)
Employee compensation and benefits	774	6	768	2,263	87	2,176
Professional fees	70	461	(391)	1,107	1,161	(54)
Cost associated with debt redemption	—	—	—	—	1,648	(1,648)
Other	227	120	107	805	488	317

Non-interest expense	1,071	587	484	4,175	4,019	156

Loss before income taxes	(4,492)	(4,157)	(335)	8,605	(14,126)	22,731
Income taxes	(1,483)	(1,456)	(27)	3,101	(4,943)	8,044

Income from continuing operations	$(3,009)	$(2,701)	$(308)	$5,504	$(9,183)	$14,687

For the Three and Nine Months Ended September 30, 2004 Compared to the Same 2003 Periods:

     Interest income on loans and investments during the 2004 quarter and nine month period represents interest income recognized by the Company on loans to Levitt, a reverse repurchase account with BankAtlantic and securities investments. Interest income on loans and investments during the comparable 2003 periods is interest income recognized by the Company on loans to Levitt and Ryan Beck as well as interest income earned on the BankAtlantic reverse repurchase account.

     Interest expense increased during the third quarter and nine months ended September 30, 2004. The increase was primarily due to higher rates associated with variable rate junior subordinated debentures during the periods. Additionally, average junior subordinated debenture balances were $263.2 million and $238.1 million for the three and nine months ended September 30, 2003 compared to $263.3 million and $263.3 million during the same 2004 periods

     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities. The increase in earnings during the nine months ended September 30, 2004, was primarily due to earnings from three new trusts established in March and April 2003.

     The income from securities activities during the three and nine months ended September 30, 2004 represents gains from sales of mutual funds and investments. The Company sold mutual funds and investments to rebalance its investment portfolio to benchmarked allocation percentages. The income from securities activities during the nine months ended September 30, 2003 represented a gain realized from a liquidating dividend on an equity security.

     The litigation settlement reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the

BankAtlantic Bancorp, Inc.

Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

     The Company’s investment banking expense during the nine months ended September 30, 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of offerings of trust preferred securities by the Company in 2003. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations but were eliminated in the Company’s consolidated financial statements.

     The Company incurred compensation expense as a result of the transfer to the Company effective January 1, 2004 of investor relations, corporate and risk management staffs, who were formerly employed by BankAtlantic. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income during 2004. Compensation expense during the 2003 periods primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan related to executive recruiting.

     Costs associated with debt redemption during the nine months ended September 30, 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $917,000 call premium.

     The decreased professional fees for the three and nine months ended September 30, 2004 primarily resulted from lower fees incurred in connection with the technology company litigation, which was settled in the first quarter of 2004.

     The increase in other expenses was associated with costs for regulatory compliance and risk management consulting services provided to the Company by Bluegreen Corporation.

Financial Condition

     Our total assets at September 30, 2004 were $5.7 billion, compared to $4.8 billion at December 31, 2003. The increase in total assets primarily resulted from:

•	Higher loan balances related to BankAtlantic’s purchase of residential loans as well as the origination of commercial and home equity loans;

•	Increases in securities available for sale balances associated with BankAtlantic’s purchase of mortgage-backed securities and municipal securities;

•	Additions to property and equipment associated with the construction of BankAtlantic’s new corporate headquarters and the renovations of its branch facilities;

•	A receivable from Ryan Beck’s clearing agent associated with Ryan Beck’s trading activities;

•	Higher real estate inventory related to increased construction activity by a real estate joint venture acquired by BankAtlantic in connection with the Community acquisition;

•	Increases in accrued interest receivable due to higher loan receivable and securities available for sale balances; and

•	Higher FHLB stock investment due to increased FHLB advance borrowings by BankAtlantic.

     The above increases in total assets were partially offset by:

•	Declines in investment securities and tax certificates primarily associated with BankAtlantic’s repayments of tax certificates;

•	Lower deferred tax assets primarily due to the litigation settlement;

•	Decreases in securities owned related to the trading activities of Ryan Beck; and

•	Declines in other assets associated with lower real estate owned and Ryan Beck forgivable loan balances.

BankAtlantic Bancorp, Inc.

     The Company’s total liabilities at September 30, 2004 were $5.2 billion, compared to $4.4 billion at December 31, 2003. The increase in total liabilities primarily resulted from:

•	Higher low cost deposit balances and insured money fund savings account balances;

•	Increases in short-term borrowings and FHLB advances to fund loan and securities available for sale growth; and

•	Increases in other liabilities associated with BankAtlantic’s purchases of securities available for sale awaiting settlement and higher escrow balances.

     Stockholders’ equity at September 30, 2004 was $459.5 million compared to $413.5 million at December 31, 2003. The increase was primarily attributable to earnings of $53.5 million and $8.0 million of proceeds and tax benefits from the issuance of common stock upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by the payment of $6.0 million of common stock dividends, a $6.1 million reduction in additional paid in capital resulting from the retirement of 378,160 shares of the Company’s Class A Common Stock received as part of the private technology company litigation settlement, $765,000 of unrealized losses on securities available for sale, net of income tax benefits, and a $2.7 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A stock options.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and principal and interest payments from loans to Levitt Corporation. The Company also received $16.7 million in the first quarter of 2004 as part of the private technology company litigation settlement. The Company uses these funds to purchase debt and equity investments, provide capital to its subsidiaries, pay dividends to its shareholders, service its debt and to fund operations. The Company’s annual debt service associated with its junior subordinated debentures and other borrowings is approximately $16.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $8.4 million. During 2003, and during the nine months of 2004, the Company received $20.0 million and $10.0 million, respectively, of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, indenture restrictions and loan covenants, and the ability of BankAtlantic to pay dividends to the Company. BankAtlantic’s dividends are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the first quarter of 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

     During 2004, the Company transferred $18 million of exchange traded mutual funds and invested an additional $35 million of funds with a third party money manager subject to certain liquidity and concentration restrictions. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. Additionally, during 2004, the Company invested $5 million in a hedge fund limited partnership which primarily invests in financial services companies.

     The Company maintains a revolving credit facility of $30 million with an independent financial institution. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at September 30, 2004, and the Company was in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility matures on March 1, 2005.

BankAtlantic Liquidity and Capital Resources

     BankAtlantic’s liquidity depends on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of

BankAtlantic Bancorp, Inc.

liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.

     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans and tax certificates and securities available for sale; proceeds from the sale of loans and securities; proceeds from securities sold under agreements to repurchase; advances from the FHLB; and from operations. These funds were utilized to fund loan disbursements and purchases; cover deposit outflows; repay securities sold under agreements to repurchase; repay advances from the FHLB; purchase tax certificates; pay maturing certificates of deposit; renovate and construct bank facilities; pay operating expenses, including increased costs associated with regulatory compliance; and pay dividends to the Company. BankAtlantic has a $1.6 billion line of credit with the FHLB, subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.2 billion. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate loans. BankAtlantic’s available borrowings under this line of credit were approximately $367 million at September 30, 2004. BankAtlantic has also established lines of credit for up to $205 million with other banks to purchase federal funds. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at September 30, 2004 were $355.0 million and zero, respectively, compared to $469.4 million and $1.8 million, respectively, at September 30, 2003. Additionally, BankAtlantic had commitments to purchase securities of $5.0 million and $12.7 million, respectively, at September 30, 2004 and 2003. At September 30, 2004, loan commitments represented approximately 12.1% of loans receivable, net.

     As of September 30, 2004, BankAtlantic had approximately $257 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase and public deposits.

     During 2002, BankAtlantic paid $14.3 million to purchase a building to consolidate its headquarters and back office operations into a centralized facility. BankAtlantic has incurred approximately $17.1 million in renovation costs on this building. The total estimated cost to complete renovation is approximately $12.4 million. The costs to complete renovation will be funded by cash flow from operations.

     In July 2004, BankAtlantic announced its new branch de novo expansion strategy under which it plans to open between eight to ten branches subject to required regulatory approvals. In view of recently identified issues concerning BankAtlantic’s compliance with the USA Patriot Act, Bank Secrecy Act and anti-money laundering laws, there is no assurance that BankAtlantic will not face delays in obtaining the necessary approvals. It is anticipated that delays, if any occur, would not alter the course or scope of BankAtlantic’s branching strategy. The estimated cost of constructing these branches is approximately $14 million. BankAtlantic expects to place these new branches within its current geographic market. If the strategy is successful, BankAtlantic anticipates expanding into other markets. During the current quarter BankAtlantic purchased a branch facility in Tampa, Florida for $700,000. The facility is under renovation and is scheduled to open during the first quarter of 2005.

     In June 2004, BankAtlantic’s management finalized a plan to renovate the interior of 68 BankAtlantic branches. The renovation of these branches is projected to be completed during 2006, at an estimated cost of $23.5 million. BankAtlantic has incurred approximately $1.1 million in renovation costs on branch facilities as of September 30, 2004.

BankAtlantic Bancorp, Inc.

     At September 30, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately Capitalized	Well Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2004:
Total risk-based capital	$471,358	11.47%	8.00%	10.00%
Tier 1 risk-based capital	$399,123	9.71%	4.00%	6.00%
Tangible capital	$399,123	7.55%	1.50%	1.50%
Core capital	$399,123	7.55%	4.00%	5.00%

At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%

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

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary source of funds during the nine months ended September 30, 2004 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments, and fees from customers. These funds were primarily utilized to pay operating expenses, pay dividends to the Company, fund the purchase of securities owned and fund capital expenditures.

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

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $44.9 million, which was $43.9 million in excess of its required net capital of $1.0 million.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2004.

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

Interest Rate Risk

     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk in that their value fluctuates with changes in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at September 30, 2004 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Notes and bonds payable,

•	Interest rate swaps,

•	Forward contracts, and

•	Subordinated debentures.

     The model calculates the net potential gains and losses in net portfolio fair value by:

i.	discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at September 30, 2004 and December 31, 2003,

ii.	discounting the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine fair values; and

iii.	calculating the difference between the fair value calculated in (i) and (ii).

     Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no quoted market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value that could be attained in an actual sale. Our fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Subordinated debentures and mortgage-backed bonds payable were valued for this purpose based on their contractual maturities or redemption date. The Company’s interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established guidelines.

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit runoff rates,

•	Non-maturing deposit servicing rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.

BankAtlantic Bancorp, Inc.

     The tables below measure changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down. It also assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this would be the case. Even if interest rates change in the designated increments, there can be no assurance that our assets and liabilities would perform as indicated in the tables below. In addition, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the yield curve could cause significantly different changes to the fair values than indicated. Furthermore, the results of the calculations in the following preceding table are subject to significant deviations based upon actual future events, including anticipatory and reactive measures which we may take in the future.

     Presented below is an analysis of the Company’s interest rate risk at September 30, 2004 and December 31, 2003 calculated utilizing the Company’s model. The table measures changes in net portfolio value for instantaneous and parallel shifts in the yield curve in 100 basis point increments up or down.

As of September 30, 2004
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$500,598	$(65,731)
+100 bp	$553,446	$(12,883)
0	$566,329	$—
-100 bp	$557,306	$(9,023)
-200 bp	$525,915	$(40.414)

As of December 31, 2003
	Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
(dollars in thousands)
+200 bp	$470,869	$17,666
+100 bp	$482,543	$29,340
0	$453,203	$—
-100 bp	$408,921	$(44,282)
-200 bp	$391,156	$(62,047)

     Our net interest margin has improved since the third quarter of 2003. The improvement primarily resulted from the repayment of high fixed rate FHLB advances during the last six months of 2003 and the first quarter of 2004 and from a significant increase in low cost deposits. Our asset and liability committee monitors BankAtlantic’s interest rate risk. Based on the committee’s on-going review, we determined that the repayment of a portion of BankAtlantic’s high fixed rate FHLB advances should have a positive impact on BankAtlantic’s net interest margin. During the three months ended September 2003, December 2003, and March 2004, BankAtlantic prepaid $185 million, $140 million and $108 million, respectively, of FHLB advances and recognized losses of $2.0 million, $8.9 million and $11.7 million, respectively. We expect BankAtlantic’s net interest margin to improve in subsequent periods as a result of these advance repayments and growth in low cost deposits; however, the current flattening of the yield curve may slow the improvement in the net interest margin in subsequent periods.

BankAtlantic Bancorp, Inc.

Equity Price Risk

BankAtlantic Bancorp

     BankAtlantic Bancorp maintains a portfolio of equity securities and exchange traded mutual funds that subject it to equity pricing risks arising in connection with changes in the relative values of its equity investments due to changing market and economic conditions. The following are hypothetical changes in the fair value of our available for sale securities at September 30, 2004, based on hypothetical percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands).

	Available for Sale
Percent
Change in	Equity	Mutual	Dollar
Fair Value	Securities	Funds	Change
20%	$8,124	$21,458	$4,930
10%	$7,447	$19,670	$2,465
0%	$6,770	$17,882	$—
-10%	$6,093	$16,094	$(2,465)
-20%	$5,416	$14,306	$(4,930)

     Excluded from the above table are $1.8 million of investments in other financial institutions and $5.0 million invested in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant risk.

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

     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period. The aggregate long and short value represents the one day market value of securities owned (long) and securities sold but not yet purchased (short) during the nine months ended September 30, 2004.

BankAtlantic Bancorp, Inc.

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 1, 2004 to September 30, 2004.

(in thousands)	High	Low	Average
VaR	$1,747	$11	$382
Aggregate Long Value	112,494	43,431	72,305
Aggregate Short Value	167,987	23,851	65,339

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

     BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Purchases of equity securities by the issuer and affiliated purchasers

				Total Number of	Maximum Number of
				Shares Purchased as	shares that
				Part of Publicly	May Yet Be Purchased
	Total Number of		Average price	Announced Plans	Under the Plans or
Period	Shares Purchased		per share	or Programs (2)	Programs
July 1, 2004 through July 31, 2004	3,134	(1)	$18.34	—	—
August 1, 2004 through August 31, 2004	1,186	(1)	18.10	—	—
September 1, 2004 through September 30, 2004	—		—	—	—

Total	4,320		$18.27	—	—

(1)	The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of the exercise price of stock options exercised during the period.

(2)	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Exhibits

Exhibit 31.1	CFO Certification pursuant to Regulation S-X Section 302
Exhibit 31.2	CEO Certification pursuant to Regulation S-X Section 302
Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
November 9, 2004	By:	/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer/ Chairman/President

November 9, 2004	By:	/s/ James A. White
James A. White
Executive Vice President, Chief Financial Officer