Form 10-K
period 2004-12-31
BANKATLANTIC BANCORP INC
filed 2005-03-16
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
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

          Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

          The aggregate market value of the voting common equity held by non-affiliates was $833 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2004.

          The number of shares of Registrant’s Class A Common Stock outstanding on March 3, 2005 was 55,294,160. The number of shares of Registrant’s Class B Common Stock outstanding on March 3, 2005 was 4,876,124.

          Portions of the 2004 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I

ITEM I. BUSINESS

          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (the “Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, extended midnight branch banking hours initiatives, branch expansion and branch renovation initiatives, and other growth initiatives not being successful or producing results which do not justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; achieving the benefits of the prepayment of the Federal Home Loan Bank advances; and the costs related to the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other penalties relating to these compliance deficiencies will be imposed on the Company by regulators or other federal agencies. Further, this document contains forward-looking statements with respect to RB Holdings, Inc., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

The Company

          We are a Florida-based financial services holding company and own BankAtlantic and RB Holdings, Inc. (“Ryan Beck”), the parent company of Ryan Beck & Co., Inc. Through these subsidiaries, we provide a full line of products and services encompassing consumer and commercial banking, brokerage services and investment banking. We report our operations through three business segments consisting of BankAtlantic, Ryan Beck and BankAtlantic Bancorp, the parent company.

          Our Internet website address is www.bankatlanticbancorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.

          As of December 31, 2004, we had total consolidated assets of approximately $6.4 billion and stockholders’ equity of approximately $469 million. On December 31, 2003, we completed the spin-off of our wholly owned real estate development subsidiary, Levitt Corporation. At the date of the spin-off, Levitt Corporation had approximately $393 million in assets and $126 million in consolidated stockholders’ equity.

BankAtlantic

          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through 74 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa Bay area, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas. These counties had a combined population of more than 6.4 million in 2004, representing 37% of Florida’s total population.

          BankAtlantic’s primary business activities include:

•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans from third parties,

•	making investments in mortgage-backed securities, tax certificates and other securities.

          BankAtlantic’s business strategy focuses on the following key areas:

•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative, which includes offering free checking, seven-day banking, extended lobby hours, including some stores open 9:00 am until midnight, a 24-hour customer service center and other new products and services is an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to institute marketing programs in its stores that include sales training programs, outbound telemarketing requirements and incentive compensation programs that enable its banking personnel to earn additional income for producing profitable business.

•	Increasing Low Cost Deposits. BankAtlantic’s low cost deposits are comprised of demand deposit, NOW checking accounts and savings accounts. From December 31, 2001 to December 31, 2004, the balances of its low cost deposits increased 200% from approximately $600 million to approximately $1.8 billion. These low cost deposits represented 53% of BankAtlantic’s total deposits at December 31, 2004, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its low cost deposits through strong sales and marketing efforts, new products offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative.

•	Growing the Loan Portfolio while Concentrating On Core Lending Competencies. BankAtlantic intends to grow its core commercial and retail banking business with an emphasis on commercial real estate loans, one to four family residential loans, and small business and consumer loans. BankAtlantic attributes its success in these lending areas to several key factors, including disciplined underwriting and expertise in its markets. Further, BankAtlantic intends to limit activities in non-core lending areas, such as credit card, international, non-mortgage syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic intends to grow its retail network both internally through a branding initiative and de novo expansion and externally through acquisitions if attractive opportunities are presented which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively faster growing and higher deposit level markets within Florida. We currently intend to open at least 6 new stores in 2005 while, over the next 18 – 24 months, renovating the interior of all existing stores during 2005 and 2006 with a consistent design.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place stringent underwriting standards and has developed and instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing the Bank to unnecessary credit risks.

          BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.

          Commercial Real Estate: BankAtlantic provides commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans typically are based on a maximum of 80% of the collateral’s appraised value, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.

          Additionally, BankAtlantic purchases participations in commercial real estate loans that are originated by other financial institutions, typically known as “lead” banks. These transactions are underwritten as if we were originating the loan, applying all normal underwriting standards. The lead bank administers the loan and provides periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic sometimes acts as a lead bank and sells participations in its loans to other lenders. This reduces its exposure on projects and may be required in order to stay within the regulatory “loans to one borrower” limitations.

          Commercial Business: BankAtlantic makes commercial business loans generally to medium size companies located throughout Florida, but primarily in the South Florida and the Tampa Bay areas. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.

          Standby Letters of Credit and Commitments: Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may hold certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit. BankAtlantic issues commitments for commercial real estate and commercial business loans.

          Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.

          Small Business: BankAtlantic makes small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities primarily ranging from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.

          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for certain individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts, and loan documentation. In 2003, BankAtlantic began a program in which it originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates certain residential loans, which are primarily made to “low to moderate income” borrowers in order to comply with standards under the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral.

     The composition of the loan portfolio was (in millions):

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	Pct%	Amount	Pct%	Amount	Pct%	Amount	Pct%	Amount	Pct%
Loans receivable:
Real estate loans:
Residential	$2,066	45.35	1,344	37.00	1,378	40.30	1,112	39.76	1,316	46.17%
Home Equity	457	10.03	334	9.19	262	7.65	167	5.96	125	4.38
Construction and development	1,454	31.92	1,345	37.05	1,266	37.00	1,144	40.93	938	32.90
Commercial	1,075	23.61	1,064	29.30	755	22.09	522	18.67	369	12.95
Small business	124	2.72	108	2.97	94	2.76	36	1.28	10	0.35
Loans to Levitt Corporation	9	0.19	18	0.50	—	—	—	—	—	—
Other loans:
Commercial business	85	1.88	81	2.22	82	2.40	76	2.72	85	2.97
Small business - non-mortgage	67	1.46	52	1.43	49	1.45	34	1.23	21	0.72
Due from foreign banks	—	—	—	—	—	—	1	0.05	64	2.25
Consumer	18	0.41	22	0.60	25	0.73	26	0.92	33	1.16
Residential loans held for sale	5	0.10	2	0.06	—	—	5	0.17	—	—
Discontinued loan products (1)	8	0.18	35	0.98	71	2.08	153	5.48	285	10.01

Total	5,368	117.85	4,405	121.30	3,982	116.46	3,276	117.17	3,246	113.86

Adjustments:
Undisbursed portion of loans in process	768	16.86	728	20.05	512	14.97	434	15.53	344	12.08
Unearned discounts (premiums)	(1)	(0.02)	(0)	(0.01)	3	0.09	1	0.05	4	0.13
Allowance for loan losses	46	1.01	46	1.26	48	1.40	45	1.59	47	1.65

Total loans receivable, net	$4,555	100.00	3,631	100.00	3,419	100.00	2,796	100.00	2,851	100.00%

Banker’s acceptances	$—	100.00	—	100.00	—	100.00	—	100.00	1	100.00%

1)	In prior periods BankAtlantic discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans.

          In addition to its lending activities, BankAtlantic also invests in securities as described below:

          Securities Available for Sale: BankAtlantic invests in securities available for sale, consisting principally of investments in obligations of the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs). Also included in securities available for sale are tax exempt municipal bonds. These are debt obligations issued by states, cities, counties and other governmental entities to raise money to build schools, highways, hospitals, sewer systems and other projects for the public good. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.

          Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2004 consisted of tax exempt municipal bonds and tax certificates. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment, in order to satisfy the lien, is the certificate amount plus the interest accrued through the redemption date and applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a two-year period.

          The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

				Corporate
			Mortgage-	Bond		Weighted
	Tax	Tax-Exempt	Backed	and		Average
	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2004
Maturity: (1)
One year or less	$118,725	$—	$—	$250	$118,975	8.69%
After one through five years	48,006	3,071	61	335	51,473	8.38
After five through ten years	—	84,800	763	—	85,563	5.29
After ten years	—	244,734	499,693	—	744,427	4.63

Fair values (2)	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$166,731	$332,024	$498,504	$585	$997,844	5.50%

Weighted average yield based On fair values	8.69%	5.75%	4.01%	4.99%	5.37%
Weighted average maturity (yrs)	2.0	12.15	25.55	1.91	17.14

December 31, 2003
Fair values (2)	$190,906	$—	$338,751	$585	$530,242	5.90%

Amortized cost (2)	$190,906	$—	$332,898	$585	$524,389	6.40%

December 31, 2002
Fair values (2) (3)	$194,074	$—	$706,050	$15,262	$915,386	6.26%

Amortized cost (2) (3)	$194,074	$—	$684,085	$14,794	$892,953	6.34%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $50.7 million, $17.6 million and $4.8 million and a fair value of $53.7 million, $20.9 million, $5.2 million, at December 31, 2004, 2003 and 2002, respectively, were excluded from the above table.

(3)	Includes $14.8 million of private collateralized mortgage obligations secured by non-residential real estate at December 31, 2002.

          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2004 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$166,731	$—	$—	$166,731
Investment securities :
Market over cost	54,199	302	—	54,501
Cost over market	79,363	—	777	78,586
Securities available for sale:
Investment securities :
Cost equals market	585	—	—	585
Market over cost	131,947	2,062	—	134,009
Cost over market	66,515	—	1,006	65,509
Mortgage-backed securities:
Market over cost	281,431	4,036	—	285,467
Cost over market	217,073	—	2,023	215,050

Total	$997,844	$6,400	$3,806	$1,000,438

1)	The above table excludes Parent Company investment securities and securities available for sale with a book value of $6.8 million and $43.9 million, respectively, and a fair value of $7.1 million and $46.6 million, respectively, at December 31, 2004.

          In part to fund its lending and other activities, BankAtlantic utilizes deposits, secured advances and other borrowed funds.

          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts, IRA and Keogh retirement accounts, brokered certificates of deposit and public funds. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to obtain new customers. See note #7 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock for outstanding advances. See note #8 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.

          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase and federal funds borrowings. Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These federal fund lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note #9 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s short term borrowings.

          Other borrowings: At December 31, 2004, BankAtlantic’s other borrowings consisted of a $22.0 million floating rate subordinated debenture, a floating rate mortgage-backed bond with an outstanding balance of $10.0 million and $5.6 million of floating rate development notes associated with a joint venture acquired in connection with the Community acquisition.

Banking Industry Risk

          Banking is a business that depends on interest rate differentials. In general, a bank’s net interest income, which is the difference between the interest paid on its deposits and its other borrowings and the interest received on its loan and securities holdings, constitutes a major portion of its earnings.

          Changes in interest rates can significantly impact BankAtlantic’s net interest income, the cost of purchasing residential mortgage loans in the secondary market and the valuation of its assets and liabilities. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates or changes in the relationships between different interest rate indices can affect the interest rates received on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income.

          Loan prepayments are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:

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

          Thus, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict.

          Additionally, BankAtlantic is exposed to the risk that borrowers or counter-parties may default on their obligations to it. Credit risk arises through the extension of loans and leases, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic establishes policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk, and it monitors the application of these policies and procedures throughout the Company. BankAtlantic’s loan portfolio includes $2.5 billion of loans secured by residential real estate and $2.5 billion of commercial real estate and construction and development loans, which are subject to declines in real estate values. Further, the real estate collateralizing its commercial real estate and construction and development loans is concentrated in Broward, Miami-Dade, Palm Beach and Hillsborough Counties in Florida and, as such, the credit quality of these loans could be impacted by declines in the economy generally or in the real estate markets in these areas or by local natural disasters, such as hurricanes, causing a decline in the value of property collateralizing the loans.

          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk management.

          Depending upon the condition of the local and national economy, BankAtlantic could experience a decline in credit quality that may result in loan losses and a material adverse effect on the Company’s earnings.

          The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that any failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans or limitations on dividend payments, depending upon the type of violation and various other factors. A description of the primary regulations applicable to BankAtlantic is set forth below under “Regulations and Supervision — BankAtlantic”. We are taking steps to correct identified deficiencies in BankAtlantic’s compliance with the USA Patriot Act, various anti-money laundering laws and the Bank Secrecy Act, and are cooperating with regulators and incurring costs in connection with correcting such deficiencies (See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – BankAtlantic Liquidity and Capital Resources”.)

Ryan Beck

          Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck operates on a nationwide basis through a network of 39 offices in 14 states. In addition to offering traditional brokerage products to individual investors, Ryan Beck is engaged in sector-oriented investment banking and capital markets activities.

          Ryan Beck intends to focus on the following key areas:

•	Investment Banking. Ryan Beck has a well established investment banking group proactively focused on financial institutions. Recently Ryan Beck’s strategy has been to diversify its operations through the addition of investment bankers and capital markets expertise focused on other sectors, such as consumer products and services, and business services. Ryan Beck’s investment banking activities include managing underwritten public offerings, serving as placement agent on institutional private financings and acting as an advisor on merger and acquisitions.

•	Private Client Group. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC. This transaction enabled Ryan Beck to significantly increase its private client group revenues. The table below shows Ryan Beck’s private client group statistics before the Gruntal transaction and at December 31, 2004.

	December 31, 2004	December 31, 2001
Financial Consultants	450	80
Customer Accounts	136,000	27,000
Customer Assets	$18 billion	$4 billion

•	Capital Markets. Ryan Beck operates both equity and fixed income capital markets groups. Both groups incorporate trading, institutional sales and syndicate activities. Ryan Beck makes a market in over 700 equity securities, principally financial institution stocks. Equity capital markets also incorporate a research department with over 134 companies under coverage in four industry sectors.

          As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:

•	high net worth individuals,

•	financial institutions, institutional clients (including mutual funds, pension funds, trust companies,

insurance companies, LBO funds, private equity sponsors, merchant banks and other long-term investors), and

•	other corporate clients.

          Ryan Beck’s investment banking activities primarily focus on financial institutions, middle market and emerging growth companies and municipal finance, including managing underwritten public offerings, serving as placement agent on institutional private financings and acting as an advisor on merger and acquisitions. Ryan Beck’s operations also include trading, research and institutional sales. Its trading activities include making markets in approximately 700 securities, and it continues to gain industry diversification. Ryan Beck’s research area employs 10 publishing analysts that cover approximately 35 closed end funds and 134 companies in four industry sectors. Additionally, it employs a Chief Market Strategist who provides economic and global market commentary. Its Institutional Equity Sales staff provides investment ideas and proprietary investment banking products to nearly 1,000 accounts across the United States.

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

          A major portion of Ryan Beck’s assets and liabilities are securities owned or securities sold but not yet purchased. Securities owned and securities sold but not yet purchased are associated with trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck and are accounted for at fair value in our financial statements. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets or management’s estimates of amounts to be realized on settlement. As a consequence, volatility in either the stock or fixed-income markets could result in adverse changes in our financial results. Trading transactions as principal involve making markets in securities, which are held in inventory to facilitate sales to and purchases from customers. As a result of this activity, Ryan Beck may be required to hold securities during declining markets.

Parent Company

          The Parent Company is a holding company. Our operations are limited and primarily include the financing of the capital needs of our subsidiaries. We obtain our funds from dividends from our subsidiaries, issuances of equity and debt securities, and returns on our portfolio investments, as well as borrowings from unrelated financial institutions. We provide funds to our subsidiaries for capital, the financing of acquisitions and other general corporate purposes. Our largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of our debt is indexed to floating rates.

          The Parent Company also maintains a portfolio of publicly traded securities and privately held equity securities that subject it to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments.

          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of publicly traded securities and privately held equity securities follows (in thousands):

	December 31, 2004
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Publicly traded securities:
Publicly traded tax exempt securities	$20,860	$—	$(24)	$20,836
Publicly traded equity securities	23,025	2,679	—	25,704
Privately held equity securities		—
Limited partnership (1)	5,000	345	—	5,345
Investment securities (2)	1,800	—	—	1,800

Total	$50,685	$3,024	$(24)	$53,685

	December 31, 2003
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Publicly traded securities:
Publicly traded equity securities	$15,775	$3,400	$—	$19,175
Privately held equity securities		—
Investment securities (2)	1,800	—	—	1,800

Total	$17,575	$3,400	$—	$20,975

(1)	The limited partnership invests in companies in the financial services industry.

(2)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

          As of December 31, 2004, we had approximately $263.4 million of indebtedness outstanding at the holding company level, including $263.3 million of junior subordinated debentures with maturities ranging from 2032 to 2033. The degree to which we are leveraged poses risks to our operations, including the risk that our cash flow will not be sufficient to service our outstanding debt and that we may not be able to obtain additional financing or refinancing. If we are forced to utilize all or most of our cash flow for the purpose of servicing debt, we will not be able to use those funds for other purposes. Our ability to meet these obligations is largely dependent on BankAtlantic’s and Ryan Beck’s ability to pay dividends to us, which will depend on the results of operations, financial condition and capital requirements of each subsidiary. See “Regulations and Supervision” and “Management’s Discussion and Analysis – Liquidity and Capital Resources”.

Employees

          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

          The Company’s number of employees at the indicated dates was:

	December 31, 2004		December 31, 2003
	Full-	Part-	Full-	Part-
	Time	Time	Time	time
BankAtlantic	1,507	286	1,301	204
Ryan Beck	985	39	1,011	31

Total	2,492	325	2,312	235

Competition

          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions may have significantly greater resources, a wider geographic presence or greater accessibility than we have. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.

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

          Ryan Beck is engaged in investment banking, securities brokerage and asset management activities, all of which are extremely competitive businesses. Competitors include all of the member organizations of the New York Stock Exchange and NASD, banks, insurance companies, investment companies and financial consultants. Like other firms, Ryan Beck’s business has been affected by consolidation within the financial services industry and the entry of non-traditional competitors, including banks and online financial services providers. The firm competes with other trading, investment banking, brokerage and financial advisory firms for clients, market share and personnel.

          Ryan Beck competes for individual and institutional clients on the strength of the range of products it offers, the quality of its services, its financial resources and fair pricing. The firm’s competitive position depends, to some extent, on existing economic conditions and government policies.

          The ability to attract, retain and motivate qualified employees for all areas of the firm’s business, including financial consultants, investment bankers, trading professionals and other personnel, affects Ryan Beck’s ability to compete effectively. Another critical element influencing Ryan Beck’s ability to compete is a strong infrastructure, including financial control, accounting and other data processing systems.

Regulation and Supervision

Holding Company

          We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended (“HOLA”). As such, we are registered with the Office of Thrift Supervision

(“OTS”) and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

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

          As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to satisfy the Qualified Thrift Lending (“QTL”) test. See “Regulation of Federal Savings Banks – QTL Test’’ for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, we would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company (“BHC”) Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

          Transactions between the Bank, including any of the Bank’s subsidiaries, and us or any of the Bank’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks – Transactions with Related Parties.” The Bank must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks – Limitation on Capital Distributions.’’

BankAtlantic

          The Bank is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. The Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), which are administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions or forming certain types of subsidiaries. The OTS and the FDIC conduct periodic examinations to assess the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, the Bank, and our operations.

          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to the Bank, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to the Bank.

Regulation of Federal Savings Banks

          Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and limited other assets. The Bank may also establish service corporations to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by the Bank to meet certain rating criteria and that limit the Bank’s aggregate investment in various types of loans to certain percentages of capital and/or assets.

          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank’s unimpaired capital and surplus. Additional loans or extensions of credit are permitted of up to 10% of unimpaired capital and surplus if they are fully secured by readily- marketable collateral. Such collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2004, the Bank’s limit on loans to one borrower was $76 million. At December 31, 2004, the Bank’s largest aggregate amount of loans to one borrower was $56 million and the second largest borrower had an aggregate balance of $55.75 million.

          QTL Test. HOLA requires a savings bank to meet a Qualified Thrift Lending (“QTL”) test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2004, the Bank maintained 74.9% of its portfolio assets in qualified thrift investments. The Bank had also satisfied the QTL test in each of the prior 12 months and, therefore, was a qualified thrift lender.

          Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards: (a) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (b) a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets; and (c) a core capital ratio (as defined under OTS regulations). For a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating, the minimum core capital ratio is 3%. For any other depository institution, the minimum core capital ratio is 4%, unless a higher capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the interest rate risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that exhibit a high degree of interest rate risk.

          At December 31, 2004, the Bank exceeded all applicable regulatory capital requirements. See note #15 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.

          There currently are no regulatory capital requirements directly applicable to BankAtlantic Bancorp as a unitary savings and loan holding company apart from those applicable to BankAtlantic.

          Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire the savings institution’s shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital if the institution would not be well capitalized after the distribution. A savings institution must provide the OTS with at least 30 days’ written notice prior to declaring any capital distribution; however, in some circumstances, a savings institution is required to apply for prior approval of a distribution instead of providing notice. The OTS may prohibit a distribution on safety and soundness grounds or if minimal capital requirements would not be met after the distribution.

          Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. The Bank’s liquidity ratio, which was 6.91% at December 31, 2004, was adequate.

          Assessments. Savings institutions are required by OTS regulation to pay semi-annual assessments to the OTS to fund OTS operations. The regulations base the assessment for individual savings institutions on three components: (a) the size of the institution on which the basic assessment is based; (b) the institution’s supervisory condition; and (c) the complexity of the institution’s operations. The Bank’s assessment expense during the year ended December 31, 2004 was approximately $713,000.

          Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state or territory of the United States, provided they have, among other things, adequate capital, meet Community Reinvestment Act requirements (as described below), or do not present any basis for supervisory objection. Also, limitations on branching may be imposed in connection with failure to comply fully with applicable regulations regarding its operations, including anti-terrorism and anti-money laundering regulations.

          Community Reinvestment. Under the Community Reinvestment Act (“CRA”), a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. The OTS assigns institution a rating of “outstanding,” “satisfactory,” “needs to improve”, or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public. The Bank received a “satisfactory” CRA rating in its most recent evaluation.

          Transactions with Related Parties. The Bank’s authority to engage in transactions with its “affiliates” is limited by OTS regulations, by Sections 23A and 23B of the Federal Reserve Act (“FRA”), and by Regulation W of the Federal Reserve Board (“FRB”) implementing Sections 23A and 23B of the FRA. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank’s subsidiaries other than non-bank insured depository institutions and financial subsidiaries. Under these regulations, “covered transactions” and certain other transactions with affiliates must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the institution or its subsidiary, as those for comparable transactions with non-affiliated parties. These regulations limit the amount of covered transactions in which a savings institution may engage and set collateralization requirements. “Covered transactions” generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate, and certain other transactions. Additionally, a savings institution may not extend credit to an affiliate other than its subsidiary, unless the affiliate engages only in activities permissible for bank holding companies. A savings institution also is prohibited from acquiring securities issued by an affiliate other than shares of the affiliate.

          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, and Section 402 of the Sarbanes-Oxley Act (“Sarbanes-Oxley”), impose limitations on loans and extensions of credit from BankAtlantic and the Company to its executive officers, directors and principal shareholders and their related interests.

          Enforcement. Under the Federal Deposit Insurance Act (“FDI Act”), the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings bank or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action includes the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance.

          Examination. Effective November 30, 2004, the OTS adopted new procedures for examination of savings institutions. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management will determine the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will receive a Level I examination, which is the least intrusive examination. The OTS will conduct a Level II or III examination of institutions with less oversight.

          Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”). The Guidelines prescribe safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings institution fails to meet any standard prescribed by the Guidelines, the OTS may require the institution to submit to the OTS an acceptable plan to achieve compliance.

          Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the bank and the nature and scope of its real estate lending activities.

          Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings institutions, such as: requiring compliance with a capital restoration plan; restricting asset growth, acquisitions, branching and new lines of business; and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings institution’s capital deteriorates. For these purposes, a savings institution is placed in one of five categories based on its capital. Generally, a savings institution is treated as “well capitalized” (the strongest capital category) if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. The most recent examination from the OTS categorized the Bank as “well capitalized”.

          Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by each bank. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the reporting period. The institution is also assigned to a supervisory subgroup based upon a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Insurance assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. Increases in deposit insurance premiums could have an adverse effect on the Company’s earnings. At December 31, 2004 BankAtlantic was assigned to the well-capitalized category.

          The Deposit Insurance Funds Act of 1996 recapitalized the SAIF and expanded the assessment base for the payments of Financing Corporation (“FICO”) bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of SAIF and BIF insurance funds. The quarterly adjusted rate of assessment for FICO bonds is 0.0152% for both BIF-and SAIF-insured institutions.

          Privacy and Security Protection The Gramm-Leach-Bliley Act (“GLBA”) imposes requirements on financial institutions to protect customer privacy. GLBA generally prohibits disclosure of customers’ “non-public personal information” to persons not affiliated with the financial institution, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their privacy policies to customers annually. Financial institutions are further required to maintain policies and procedures to safeguard their customers’ “non-public personal” information. The Bank has policies and procedures designed to comply with GLBA and applicable customer privacy regulations.

          Insurance Activities. As a federal savings bank, the Bank is generally permitted to engage in certain insurance activities through subsidiaries. OTS regulations promulgated pursuant to GLBA prohibit depository institutions from conditioning the extension of credit to individuals upon either (a) the purchase of an insurance product or annuity or (b) an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

          Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the regional FHLB’s composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $78.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB of Atlanta paid dividends on the capital stock of $1.7 million during the year ended December 31, 2004. If dividends were reduced or interest on future FHLB advances increased, the Bank’s net interest income would likely also be reduced.

          Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, and the Bank is in compliance with those reserve requirements. Required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve ''discount window,’’ but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank. As of December 31, 2004, the Bank was in compliance with the FRB reserve requirement.

          Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) provides the federal government with additional powers to address terrorist threats. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act puts in place measures intended to encourage information-sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of Title III impose affirmative obligations, including the obligation to establish anti-money laundering programs that include, at a minimum: (a) internal policies, procedures and controls designed to implement and maintain the institution’s compliance with all of the requirements of the USA Patriot Act, Bank Secrecy Act and related laws and regulations; (b) systems and procedures for monitoring and reporting of suspicious transactions and activities; (c) a designated compliance officer; (d) employee training; (e) an independent audit function to test the anti-money laundering program; (f) procedures to verify the identity of each customer upon the opening of accounts; and (g) heightened due diligence procedures applicable to certain foreign accounts and relationships. The final rules on the USA Patriot Act, including the Section 326 requirements for “Customer Identification Programs”, were effective October 1, 2003. Under Section 326, each institution must develop a Customer Identification Program (“CIP”) as part of its anti-money laundering program. The purpose of the CIP is to enable the institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the institution must collect certain information from customers at the time they enter into the customer relationship with the institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any Section 326 government lists of known or suspected terrorists. In 2004, deficiencies were identified in the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations (see “Management Discussion and Analysis of Results of Operation and Financial Condition – BankAtlantic Liquidity and Capital Resources.”)

          Consumer Protection. The Bank is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act (“FCRA”), the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts: (a) require lenders to disclose credit terms in meaningful and consistent ways; (b) prohibit discrimination against an applicant in any consumer or business credit transaction; (c) prohibit discrimination in housing-related lending activities; (d) require certain lender banks to collect and report applicant and borrower data regarding loans for home purchase or improvement projects; (e) require lenders to provide borrowers with information regarding the nature and cost of real estate settlements; (f) prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and (g) prescribe penalties for violations of the requirements of consumer protection statutes and regulations.

          The Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) amended FCRA, and certain of its provisions that require changes to financial institution procedures. Financial institutions must implement policies and procedures that track identity theft incidents, provide identity-theft victims with evidence of fraudulent transactions upon request, block from reporting to consumer reporting agencies credit information resulting from identity theft, notify customers of adverse information concerning the customer in consumer reporting agency reports, and notify customers when reporting negative information concerning the customer to a consumer reporting agency. The Bank is in the process of revising its policies and procedures to implement FACT Act requirements.

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

          Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2004, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients’

funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.

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

          Ryan Beck is also subject to anti-terrorism and anti-money laundering regulations, including those under the USA Patriot Act, similar to those applicable to BankAtlantic.

          Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm’s liquidation. At December 31, 2004, Ryan Beck was in compliance with all applicable capital requirements.

          Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2004.

ITEM 2. PROPERTIES

          The Company’s and BankAtlantic’s principal and executive offices are located at 1750 East Sunrise Boulevard, Fort Lauderdale, Florida, 33304. In addition to its branches, BankAtlantic owns three buildings and leases four locations, which house its back office operations. The lease expiration dates for the four back office locations range from 2006-2009. The following table sets forth owned and leased branch offices at December 31, 2004:

	Miami-
	Dade	Broward	Palm Beach	Tampa Bay
Owned full-service branches	4	11	26	3
Leased full-service branches	8	12	5	5

Total full-service branches	12	23	31	8

Lease expiration dates	2005-2012	2005-2012	2005-2011	2006-2008

          BankAtlantic also maintains two ground leases in Broward County, with one expiring in 2006 and the other expiring in 2072.

          During 2002, BankAtlantic purchased a $14.3 million office facility in Broward County to consolidate its headquarters and back office operations into a centralized facility. As of December 31, 2004 BankAtlantic had incurred approximately $24.5 million in renovation costs. The total estimated cost to renovate the facility is approximately $29.4 million, and the facility is expected to be completed during the second quarter of 2005.

          At December 31, 2004 Ryan Beck’s office space includes leased facilities in the following states with year of lease expiration:

	Lease	Number of
Locations	Expiration	Offices

California	2006	1
Connecticut	2005 – 2009	3
Florida	2005 – 2010	2
Georgia	2005	1
Illinois	2008	1
Maryland	2009	1
Massachusetts	2006 – 2008	4
Nevada	2005	1
New Jersey	2006 – 2019	7
New York	2005 – 2011	7
Ohio	2008	1
Pennsylvania	2006 – 2011	5
Virginia	2007	1

		35

ITEM 3. LEGAL PROCEEDINGS

          In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial condition will not be significantly impacted by the resolution of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          On March 3, 2005, there were approximately 909 record holders and 55,294,160 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at March 3, 2005.

          The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low

For the year ended December 31, 2004	$20.08	$13.70
Fourth quarter	20.08	16.06
Third quarter	19.25	17.40
Second quarter	18.53	14.37
First quarter	19.00	13.70

For the year ended December 31, 2003	$14.40	$6.48
Fourth quarter	14.40	10.60
Third quarter	11.55	8.89
Second quarter	9.10	7.15
First quarter	7.42	6.48

          Because our Class A Common Stock is listed on the New York Stock Exchange, our chief executive officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by us of the corporate governance listing standards of the New York Stock Exchange. Our chief executive officer made his annual certification to that effect to the New York Stock Exchange on May 19, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.

          On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), by means of a distribution to its stockholders of all of the outstanding capital stock of Levitt. As a result of the spin-off, the Company no longer owns any shares of capital stock of Levitt. On December 31, 2003, the last trading day before consummation of the Levitt spin-off, the closing price of the Class A common stock was $19.00. On January 2, 2004, the first trading day after consummation of the Levitt spin-off, the closing price of the Class A common stock was $14.81. The high and low sale prices in the above table for the year ended December 31, 2003 were adjusted to reflect the Levitt spin-off. The adjusted market sales prices were obtained from a nationally recognized quotation service.

          See “Regulation and Supervision - Limitation on Capital Distributions” and “Management’s Discussion and Analysis – Liquidity and Capital Resources” for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. BankAtlantic and Ryan Beck paid $15.0 million and $5.0 million, respectively, of dividends to the Company during the year ended December 31, 2004. This was the first dividend payment from Ryan Beck to the Company since we acquired Ryan Beck in June 1998. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

          The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2004	$0.136	$0.136
Fourth quarter	0.035	0.035
Third quarter	0.035	0.035
Second quarter	0.033	0.033
First quarter	0.033	0.033

Fiscal year ended December 31, 2003	$0.128	$0.128
Fourth quarter	0.033	0.033
Third quarter	0.033	0.033
Second quarter	0.031	0.031
First quarter	0.031	0.031

          The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2004:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation plans
	be issued upon exercise		exercise price of	excluding outstanding
Plan category	of outstanding options		outstanding options	options
Equity compensation plans approved by security holders	6,092,480		$6.81	596,393

Equity compensation plans not approved by security holders	82,365	(1)	4.89	—

Total	6,174,845		$6.79	596,393

(1)	During 1999, non-qualifying options for 751 shares of Class A common stock were granted to each employee of BankAtlantic except certain executive officers under the BankAtlantic Bancorp

1999 non-qualifying stock option plan. The options were granted with exercise prices equal to the fair value on the grant date with a ten year term. All outstanding options under the BankAtlantic Bancorp 1999 non-qualifying stock option plan were vested as of December 31, 2004.

          In January 2004, the Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of the options that resulted from the spin-off.

          Purchases of equity securities by the issuer and affiliated purchasers during the 2004 fourth quarter were:

				Total Number of
				Shares Purchased as	Maximum Number of Shares That
				Part of Publicly	May Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased		per Share	or Programs (2)	Programs
October 1, 2004 through October 31, 2004	—		$—	—	—
November 1, 2004 through November 30, 2004	86,487	(1)	18.41	—	—
December 1, 2004 through December 31, 2004	2,127	(1)	19.99	—	—

Total	88,614		$18.45	—	—

(1) The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

(2) The Company currently has no plan or program to repurchase its equity securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2004	2003	2002	2001	2000
Income Statement
Total interest income	$260,555	$261,849	$303,387	$324,026	$326,574
Total interest expense	87,722	113,217	148,891	186,912	206,082

Net interest income	172,833	148,632	154,496	137,114	120,492
Provision for (recovery from) loan losses	(5,109)	(547)	14,077	16,905	29,132
Securities activity, net	3,730	(1,553)	(10,223)	3,597	2,226
Litigation settlement	22,840	—	—	—	—
Other non-interest income	318,219	283,267	181,972	81,338	84,827
Impairment of goodwill (1)	—	—	—	6,624	—
Other non-interest expense	412,053	368,872	283,967	158,030	146,253

Income from continuing operations before income taxes	110,678	62,021	28,201	40,490	32,160
Provision for income taxes	39,910	23,424	9,051	17,960	13,516

Income from continuing operations	70,768	38,597	19,150	22,530	18,644
Discontinued operations, net of tax	—	29,120	22,543	8,492	6,070

Income before extraordinary items and
cumulative effect of a change in accounting principle	70,768	67,717	41,693	31,022	24,714
Extraordinary item, net of tax	—	—	23,749	—	—
Cumulative effect of a change in accounting principle	—	—	(15,107)	1,138	—

Net income	70,768	67,717	50,335	32,160	24,714
Amortization of goodwill, net of tax	—	—	—	3,903	3,887

Net income adjusted to exclude goodwill amortization	$70,768	$67,717	$50,335	$36,063	$28,601

Performance ratios
Return on average assets (2)	1.34%	0.70%	0.35%	0.48%	0.42%
Return on average equity (2)	15.91	7.84	4.41	7.40	7.31
Average equity to average assets	8.40	8.92	8.03	6.48	5.81
Dividend payout ratio (3)	11.48	19.50	36.51	23.44	20.82

	For the Years Ended December 31,
(In thousands except share and per share data)	2004		2003		2002		2001		2000
Diluted earnings per share (4)
Diluted earnings from continuing operations		$1.11		$0.62		$0.32		$0.47	$	N/A
Diluted earnings per share from discontinued operations		—		0.46		0.35		0.16		N/A
Diluted earnings per share from extraordinary items		—		—		0.37		—		N/A
Diluted earnings (loss) per share from cumulative effect of a change in accounting principle		—		—		(0.23)		0.02		N/A

Diluted earnings per share		1.11		1.08		0.81		0.65		N/A
Diluted earnings per share from amortization of goodwill		—		—		—		0.08		N/A

Diluted earnings per share adjusted for goodwill amortization		$1.11		$1.08		$0.81		$0.73	$	N/A

Per Class A common share data (4)
Diluted earnings from continuing operations	$	N/A	$	N/A	$	N/A	$	N/A		$0.43
Diluted earnings from discontinued operations		N/A		N/A		N/A		N/A		0.11
Diluted earnings from extraordinary items		N/A		N/A		N/A		N/A		—

Diluted earnings per share		N/A		N/A		N/A		N/A		0.54
Diluted earnings per share from amortization of goodwill		N/A		N/A		N/A		N/A		0.07

Diluted earnings per share adjusted for amortization of goodwill	$	N/A	$	N/A	$	N/A	$	N/A		$0.61

Per Class B common share data (4)
Diluted earnings from continuing operations		N/A	$	N/A	$	N/A	$	N/A		$0.41
Diluted earnings from discontinued operations		N/A		N/A		N/A		N/A		0.10
Diluted earnings from extraordinary items		N/A		N/A		N/A		N/A		—

Diluted earnings per share		N/A		N/A		N/A		N/A		0.51
Diluted earnings per share from amortization of goodwill		N/A		N/A		N/A		N/A		0.06

Diluted earnings per share adjusted for amortization of goodwill		N/A	$	N/A	$	N/A	$	N/A		$0.57

Per common share data
Cash dividends declared per common share Class A		$0.136		$0.128		$0.120		$0.112		$0.101
Cash dividends declared per common share Class B		0.136		0.128		0.120		0.110		0.092
Book value per share (5)		7.81		6.98		8.05		7.50		6.80
Tangible book value per share (5)		6.36		5.48		6.46		6.82		5.44

	For the Years Ended December 31,
(In thousands except share and per share data)	2004	2003	2002	2001	2000

Balance Sheet (at year end)
Loans receivable, net (6)	$4,599,048	$3,686,153	$3,372,630	$2,774,238	$2,853,804
Securities	1,196,134	675,782	1,106,552	1,340,881	1,266,186
Total assets	6,356,777	4,831,549	5,421,011	4,654,486	4,617,300
Deposits	3,457,202	3,058,142	2,920,555	2,276,567	2,234,485
Securities sold under agreements to repurchase and other short term borrowings	401,643	138,809	116,279	467,070	669,202
Other borrowings (7)	1,845,504	1,082,066	1,671,361	1,312,208	1,337,909
Stockholders’ equity	469,265	413,452	469,334	435,673	248,821
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	0.19%	0.36%	0.86%	1.49%	1.09%
Loan loss allowance as a percent of non-performing loans	582.18	422.06	235.61	114.44	193.30
Loan loss allowance as a percent of total loans	1.00	1.24	1.38	1.57	1.62
Capital ratios for BankAtlantic:
Total risk based capital	10.80%	12.06%	11.89%	12.90%	11.00%
Tier I risk based capital	9.19	10.22	10.01	11.65	9.74
Leverage	6.83	8.52	7.26	8.02	6.66

1.	The impairment of goodwill during the year ended December 31, 2001 resulted from the termination of the operations of Leasing Technology Inc. (“LTI”). We acquired LTI, a company engaged in the equipment leasing and finance business, in March 1998. During 2001, after an extensive review of its operations, we concluded that LTI would not be able to meet performance expectations and we terminated its operations. We determined that the goodwill associated with the LTI acquisition was impaired, resulting in a $6.6 million goodwill impairment charge.

2.	The return on average assets is equal to income from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income from continuing operations excludes the income from (i) Levitt Corporation for the years ended December 31, 2000 through 2003, (ii) Cumberland Advisors, Inc. for the years ended December 31, 2000 through 2003, (iii) The GMS Group LLC for the years ended December 31, 2003 and 2002 and (iv) BankAtlantic’s mortgage servicing business for the year ended December 31, 2000. While income from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations. Average consolidated equity (denominator) was not adjusted for the $126 million reduction in retained earnings related to the December 31, 2003 spin-off of Levitt Corporation.

3.	Cash dividends declared on common shares divided by income from continuing operations.

4.	In periods prior to December 31, 2001, our capital structure included a dividend premium for our Class A common shareholders. As a consequence of the dividend structure, we used the two-class method to calculate our earnings per share. During the 2001 second quarter, our shareholders voted to equalize the dividend payable on the Class A Common Stock and Class B Common Stock. As a result, effective as of January 1, 2001 we no longer use the two-class method to calculate our earnings per share. Subsequent to the elimination of the two-class method of computing earnings per share effective January 1, 2001, the Company computed earnings per share by aggregating both Class A and Class B common stock. As a consequence the earnings (numerator) were not allocated between Class A and Class B common stock as in the two-class method and the weighted average shares and common stock equivalent shares outstanding component (denominator) of earnings per share were combined into one aggregate amount of weighted average diluted common shares outstanding.

5.	The denominator of book value and tangible book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

6.	Includes $0, $233,000, $0, $5,000, and $1.3 million of banker’s acceptances in 2004, 2003, 2002, 2001, and 2000, respectively.

7.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, guaranteed preferred beneficial interests in Company’s junior subordinated debentures and junior subordinated debentures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

Introduction

     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary, and RB Holdings, Inc., our wholly-owned parent company of our broker-dealer subsidiary, Ryan Beck. As of December 31, 2004, we had total consolidated assets of approximately $6.4 billion, deposits of approximately $3.5 billion and shareholders’ equity of approximately $469 million.

     The following events have occurred during the past three years that have had a significant impact on the Company’s results of operations:

•	In March 2002, BankAtlantic acquired Community Savings Bancshares, Inc., the parent company of Community Savings, F.A. (“Community”), and immediately merged Community into BankAtlantic. Community had its headquarters and branches in our South Florida market and had approximately $909 million in assets and $637 million in deposits on the date of acquisition.

•	Also, in April 2002, Ryan Beck acquired certain of the assets and assumed certain liabilities of the former broker-dealer known as Gruntal & Co., LLC. Before this acquisition, Ryan Beck had 130 account executives located in 9 offices, principally in the New Jersey/New York metropolitan area and southeast Florida. This transaction added over 400 additional consultants and 25 new offices to Ryan Beck’s operations. Ryan Beck currently has over 450 financial consultants in 39 offices and now has a substantial east coast presence, along with offices in the mid-west and west coast.

•	Effective December 31, 2003, we spun-off our wholly-owned real estate development subsidiary, Levitt Corporation (“Levitt”), which is now traded on the New York Stock Exchange under the symbol “LEV”. Levitt had approximately $393 million in total assets and $126 million in shareholders’ equity at December 31, 2003. This transaction was effected by means of a distribution to our stockholders of all of the outstanding capital stock of Levitt.

•	In April 2002, BankAtlantic embarked upon its “Florida’s Most Convenient Bank” initiative to attract retail customers. This campaign includes seven-day branch banking and extended weekday hours, along with a 24/7 live customer service center, Totally Free Checking, free online banking, Totally Free Change Exchange coin counters, and dozens of additional product and service initiatives. During 2004 BankAtlantic began an initiative to extend branch operating hours to midnight and began offering free internet bill-paying services. BankAtlantic also announced a plan to grow its retail network through de novo expansion while renovating its existing branches to further its branding as Florida’s Most Convenient Bank. While the initiatives have resulted in increased expenses, we believe this marketing campaign has contributed to significant new deposit account openings and growth in low cost deposits at BankAtlantic.

BankAtlantic Bancorp, Inc. Consolidated Results of Operations

     Net income increased to $70.8 million in 2004 from $67.7 million in 2003 and $50.3 million in 2002. Included in these totals is income from discontinued operations (primarily relating to Levitt) of $29.1 million in 2003 and $22.5 million in 2002. Additionally, in 2002, the Company realized an extraordinary gain of $23.7 million associated with the Gruntal transaction because the fair value of the assets acquired exceeded the purchase price. Also in 2002, the Company realized a loss of $15.1 million due to the initial implementation of FAS 142 concerning goodwill impairment. The Company performed the required goodwill impairment test and determined that the goodwill assigned to the Ryan Beck subsidiary was impaired. The Company performed its annual goodwill impairment test again in 2004 and 2003 and concluded that no further goodwill impairment existed.

     Income from continuing operations increased to $70.8 million in 2004 from $38.6 million in 2003 and $19.1 million in 2002. A reconciliation of income from continuing operations from each of the Company’s primary business segments follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
BankAtlantic	$48,540	$42,129	$45,109
Ryan Beck	17,483	9,645	(2,448)
Parent Co.	4,745	(13,177)	(23,511)

Total	$70,768	$38,597	$19,150

     A detailed discussion of the result of operations of each of these business segments follows.

BankAtlantic Results of Operations

Summary

     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” marketing campaign, and this initiative continues to drive growth in new customer generation. Since the beginning of 2002, BankAtlantic has opened nearly 410,000 new checking and savings accounts, and the fourth quarter of 2004 marked the twelfth consecutive quarter of double-digit growth in new low cost checking and savings account openings. Since January 1, 2002, total low cost deposits have increased from approximately $600 million to approximately $1.8 billion, an increase of 200%. Non-interest bearing demand deposits now constitute 26% of deposit funding, up from 21% last year and 13% before initiation of the campaign. We expect these trends to continue as we increase our advertising expenditures, create other marketing programs and maintain our commitment to superior customer service.

     Subject to changes in the interest rate environment, we expect our net interest income to improve in 2005. During 2004, the net interest margin was positively impacted by management’s decision to prepay certain of our high rate FHLB Advances in 2003 and 2004. Although we incurred penalties that decreased earnings in those periods, we prepaid these fixed rate advances with the expectation that it would lower our funding costs and improve our net interest margin in future periods. We believe the impact of this decision will be realized to an increasing extent beginning in 2005. We also believe that our ”Florida’s Most Convenient Bank” campaign will contribute to decreasing the average cost of our deposit funding as balances of non-interest bearing and other low cost deposits continue to grow and increasingly constitute a larger percentage of our total deposit funding.

     Our credit quality continued to improve. The ratio of non-performing loans to total loans declined to 0.17% at year-end. In 2004, we had net recoveries of $5.5 million vs. net charge offs of $1.1 million for 2003 and $19.8 million for 2002, and the associated ratio of net charge-offs (recoveries) to average outstanding loans declined during each of these respective years to (0.14%), 0.03% and 0.57%. In addition to lower loan charge-offs, in 2004 we were successful in recovering and collecting loans in our commercial real estate loan and leasing portfolios which had been charged off. We cannot assure that we will have similar success in future periods and expect to experience higher net charge-off ratios.

     Also, because of our continued emphasis on the origination and purchase of loans collateralized by real estate, which have lower historical loss experiences than our discontinued loan products and our non-real estate loans, the trend in our ratio of the allowance for loan losses to total loans outstanding has declined to 1.00% at December 31, 2004 from 1.62% at the 2000 year-end. This trend, combined with net recoveries from loans charged off during prior periods, necessitated a negative provision for loan losses of $5.1 million in 2004. We believe that our credit ratios reflect the improving credit quality of our loans.

     Although we do not foresee significant changes in the quality of our loan portfolio, we caution that changes in the local or national economy, or changes within certain industries, could have a dramatic impact on the performance of our loans.

     Our non-interest income continued to improve during 2004, due primarily to increased fees associated with the additional new deposit accounts opened during the year. We believe that we will continue to experience an increase in non-interest income during 2005 as we continue our “Florida’s Most Convenient Bank” initiatives and expand and renovate our branch network.

     Our non-interest expenses increased significantly during 2004 due primarily to the costs linked to our marketing initiatives, including the hiring of new employees to service customers and advertising expenditures to promote our “Florida’s Most Convenient Bank” campaign. We also incurred higher expenses associated with regulatory compliance and internal audit costs relating to compliance with the Sarbanes-Oxley Act. We believe that expenses related to compliance will be less in 2005 than 2004, but that expenses related to our marketing initiatives will continue to increase during 2005 as we continue to implement the “Florida’s Most Convenient Bank” initiatives. Additionally, our branch expansion and renovation plans will also result in increased non-interest expense.

     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
Net interest income	$176,858	$154,100	$164,122	$22,758	$(10,022)
(Provision for) recovery from loan losses	5,109	547	(14,077)	4,562	14,624

Net income after provision for loan losses	181,967	154,647	150,045	27,320	4,602
Non-interest income	85,724	70,686	53,317	15,038	17,369
Non-interest expense	(193,621)	(161,615)	(134,408)	(32,006)	(27,207)

Income from continuing operations before income taxes	74,070	63,718	68,954	10,352	(5,236)
Income taxes	(25,530)	(21,589)	(23,845)	(3,941)	2,256

Income from continuing operations	$48,540	$42,129	$45,109	$6,411	$(2,980)

     A discussion of each component of income and expense follows:

BankAtlantic’s Net Interest Income

     The following table summarizes net interest income:

	For the Years Ended
	December 31, 2004			December 31, 2003			December 31, 2002
(Dollars in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,527,911	$72,758	4.76%	$1,639,504	$78,535	4.79%	$1,429,022	$88,808	6.21%
Commercial real estate	1,683,068	96,585	5.74	1,610,707	94,193	5.85	1,500,744	96,836	6.45
Consumer	421,167	17,959	4.26	316,113	14,177	4.48	253,044	14,165	5.60
Lease financing	10,771	1,125	10.44	21,930	2,490	11.35	43,496	5,307	12.20
Commercial business	101,288	6,423	6.34	107,371	6,126	5.71	99,852	5,935	5.94
Small business	183,642	13,118	7.14	161,245	11,973	7.43	146,468	11,565	7.90

Total loans	3,927,847	207,968	5.29	3,856,870	207,494	5.38	3,472,626	222,616	6.41

Tax exempt securities (c)	110,748	5,988	5.41	—	—	—	—	—	—
Taxable investment securities (b)	635,129	34,948	5.50	789,451	43,741	5.54	1,180,100	74,419	6.31
Federal funds sold	6,282	47	0.75	16,499	166	1.01	3,929	57	1.45

Total investment securities	752,159	40,983	5.45	805,950	43,907	5.45	1,184,029	74,476	6.29

Total interest earning assets	4,680,006	$248,951	5.32%	4,662,820	$251,401	5.39%	4,656,655	$297,092	6.38%

Non-interest earning assets
Total non-interest earning assets	333,253			324,598			316,085

Total assets	$5,013,259			$4,987,418			$4,972,740

Interest bearing liabilities
Deposits:
Savings	$243,906	$652	0.27%	$190,506	$856	0.45%	$140,961	$1,362	0.97%
NOW, money funds and checking	1,489,442	10,861	0.73	1,315,747	11,142	0.85	1,078,298	15,338	1.42
Certificate accounts	733,717	16,842	2.30	882,736	24,191	2.74	1,230,013	46,077	3.75

Total interest bearing deposits	2,467,065	28,355	1.15	2,388,989	36,189	1.51	2,449,272	62,777	2.56

Securities sold under agreements to repurchase and federal funds purchased	252,718	3,349	1.33	285,284	3,089	1.08	400,376	6,845	1.71
Advances from FHLB	959,588	37,689	3.93	1,195,653	57,299	4.79	1,198,463	62,412	5.21
Subordinated debentures and notes payable	36,220	2,002	5.53	35,457	1,917	5.41	14,805	936	6.32

Total interest bearing liabilities	3,715,591	71,395	1.92	3,905,383	98,494	2.52	4,062,916	132,970	3.27

Non-interest bearing liabilities
Demand deposit and escrow accounts	765,084			551,866			405,599
Other liabilities	29,111			55,261			70,187

Total non-interest bearing liabilities	794,195			607,127			475,786

Stockholders’ equity	503,473			474,908			434,038

Total liabilities and stockholders’ Equity	$5,013,259			$4,987,418			$4,972,740

Tax equivalent net interest income/net interest spread		177,556	3.40%		152,907	2.87%		164,122	3.11%

Tax equivalent adjustment		(2,096)			—			—

	For the Years Ended
	December 31, 2004			December 31, 2003			December 31, 2002
(Dollars in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Capitalized interest from real estate operations		1,398			1,193			—
Net interest income		$176,858			$154,100			$164,122

Margin
Interest income/interest earning assets			5.32%			5.39%			6.38%
Interest expense/interest earning assets			1.53			2.11			2.86

Tax equivalent net interest margin			3.79%			3.28%			3.52%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.

     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
	Compared to Year Ended			Compared to Year Ended
	December 31, 2003			December 31, 2002
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:
Loans	$3,758	$(3,284)	$474	$20,672	$(35,794)	$(15,122)
Tax exempt securities	5,988	—	5,988	—	—	—
Taxable investment securities (b)	(8,492)	(301)	(8,793)	(21,645)	(9,033)	(30,678)
Federal funds sold	(76)	(43)	(119)	126	(17)	109

Total earning assets	1,178	(3,628)	(2,450)	(847)	(44,844)	(45,691)

Deposits:
Savings	143	(347)	(204)	223	(729)	(506)
NOW, money funds, and checking	1,267	(1,548)	(281)	2,011	(6,207)	(4,196)
Certificate accounts	(3,421)	(3,928)	(7,349)	(9,517)	(12,369)	(21,886)

Total deposits	(2,011)	(5,823)	(7,834)	(7,283)	(19,305)	(26,588)

Securities sold under agreements to repurchase	(432)	692	260	(1,246)	(2,510)	(3,756)
Advances from FHLB	(9,272)	(10,338)	(19,610)	(135)	(4,978)	(5,113)
Subordinated debentures	42	43	85	1,117	(136)	981

	(9,662)	(9,603)	(19,265)	(264)	(7,624)	(7,888)

Total interest bearing liabilities	(11,673)	(15,426)	(27,099)	(7,547)	(26,929)	(34,476)

Change in tax equivalent net interest income	$12,851	$11,798	$24,649	$6,700	$(17,915)	$(11,215)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2004 Compared to the Same 2003 Period

     The improvement in our tax equivalent net interest margin primarily resulted from a significant decrease in interest expense caused by management’s decision to prepay certain of our high rate FHLB advances and the increased percentage of low cost deposits in our deposit mix. In late 2003, we repaid $325 million of advances with an average rate of 5.57%. We recognized expenses of $10.9 million in connection with these prepayments and recognized a $1.9 million loss on the termination of interest rate swap contracts. In early 2004, we repaid $108 million of fixed rate advances with an average interest rate of 5.55% and incurred penalties of $11.7 million. During the year ended December 31, 2004, approximately $960 million, or 26% of average interest bearing liabilities, consists of advances from the FHLB with an average rate of 3.93% versus an average rate of 4.79% during 2003.

     Our deposit mix changed with decreased higher rate certificate of deposit accounts and increased low cost deposits. We believe this is primarily the result of our “Florida’s Most Convenient Bank” initiatives. Low cost deposits are comprised of checking and savings accounts. Balances in low cost deposits increased 31% at December 31, 2004, to $1.8 billion, or 53% of total deposits, versus $1.4 billion, or 45% of total deposits, at December 31, 2003. In 2004, new checking (DDA/NOW) and savings account openings were approximately 166,000, compared to 145,000 in 2003 and 99,000 in 2002. Non-interest bearing account balances increased approximately $245 million and now constitute 26% of total deposits, up from 21% last year and 16% at December 2002.

     Partially offsetting the decreases in interest expense on advances and deposits were increases in interest expense on short-term borrowings. Although average balances were slightly lower, the average rate on these borrowings was higher, reflecting the short-term interest rate environment.

     Interest expense on subordinated debentures and notes payable represents interest expense associated with mortgage-backed bonds acquired in connection with our acquisition of Community Savings in 2002, $22 million of subordinated debentures issued in October 2002 and joint venture construction loans. These borrowings all have variable interest rates.

     Interest income on average loans increased slightly as the small decline in average loan yields was offset by an increase in average loan balances. The growth in balances primarily resulted from the origination of commercial real estate and home equity consumer loans. During 2004, the Bank originated over $1.3 billion of corporate and commercial loans and over $400 million of home equity loans. Beginning in July 2004 the prime rate of interest increased from 4.00% to 5.25% at December 31, 2004, while long term loan rates declined slightly from the December 2003 levels. The increase in short term interest rates contributed to average loan yields only declining slightly from the prior period.

     Tax-equivalent interest income on investment securities declined $2.9 million, primarily due to a decline in the average balance of the investment portfolio. Maturities and prepayments on U.S. agency obligations, primarily mortgage-backed securities, were only partially replaced by purchases of new agency securities and purchases of tax exempt securities.

     During 2004, BankAtlantic began investing in tax exempt securities as the after tax yields on these securities were more attractive than alternative investments.

     Capitalized interest represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture acquired as part of the Community acquisition.

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

     Interest income on investment securities declined primarily due to the accelerated repayment of high yielding securities resulting from the historically low interest rate environment.

     As a consequence of lower average yields on earning assets and a slight increase in average earning asset balances, interest income decreased by $45.7 million.

     Rates on interest bearing liabilities did not decline as rapidly as rates on interest earning assets as 30% of average interest bearing liabilities consisted of long term advances from the FHLB that, either directly or indirectly via interest rate swaps, had fixed interest rates. These advances were primarily originated in order to fund the purchase of fixed rate residential loans. In September 2003 we repaid $185 million of high rate advances and in December 2003 we repaid $140 million of high rate advances. The advances repaid had an average rate of 5.57%.

     The lower deposit rates reflect the historically low interest rate environment during 2003 plus a change in our deposit mix from higher rate certificate of deposit accounts to low cost deposits and insured money fund accounts, as discussed above.

     Interest expense on short-term borrowings was substantially lower during 2003 due to lower average balances and average rates.

     Interest expense on FHLB advances declined resulting from maturities and repayments of advances at higher rates than the advances outstanding.

     In total, BankAtlantic’s interest expense declined by $34.5 million primarily due to declining average rates and, secondarily, due to lower average balances on interest bearing liabilities.

BankAtlantic’s Allowance for Loan Losses

     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of period	$45,595	$48,022	$44,585	$47,000	$44,450
Charge-offs:
Commercial business loans	—	(2,394)	—	—	(24)
Commercial real estate loans	(645)	—	(6,998)	—
Small business	(238)	(771)	(953)	(88)	—
Consumer loans	(585)	(1,563)	(1,006)	(2,629)	(2,233)
Residential real estate loans	(582)	(681)	(827)	(244)	(715)

Continuing loan products	(2,050)	(5,409)	(9,784)	(2,961)	(2,972)
Discontinued loan products	(2,026)	(6,314)	(18,879)	(24,955)	(29,249)

Total charge-offs	(4,076)	(11,723)	(28,663)	(27,916)	(32,221)

Recoveries:
Commercial business loans	536	95	76	331	94
Commercial real estate loans	4,052	3	20	10	8
Small business	418	559	7	4	—
Consumer loans	370	622	477	769	645
Residential real estate loans	486	726	331	223	106

Continuing loan products	5,862	2,005	911	1,337	853
Discontinued loan products	3,738	8,572	7,968	7,259	4,786

Total recoveries	9,600	10,577	8,879	8,596	5,639

Net (charge-offs) recoveries	5,524	(1,146)	(19,784)	(19,320)	(26,582)
Provision for (recovery from) loan losses	(5,109)	(547)	14,077	16,905	29,132
Allowance for loan losses, acquired	—	(734)	9,144	—	—

Balance, end of period	$46,010	$45,595	$48,022	$44,585	$47,000

     The outstanding loan balances related to our discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2004		2003		2002
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL
Lease finance	$6,551	$1,429	$14,442	$3,425	$31,279	$7,396
Syndication loans	—	—	9,114	185	14,499	294
Small business (1)	—	—	9,569	873	17,297	2,143
Consumer – indirect	1,734	2	2,402	70	8,105	457

	$8,285	$1,431	$35,527	$4,553	$71,180	$10,290

	As of December 31,
	2001		2000
		Allocation		Allocation
	Amount	of ALL	Amount	of ALL
Lease finance	$54,969	$8,639	$75,918	$2,879
Syndication loans	40,774	8,602	80,016	8,480
Small business (1)	32,123	4,105	66,989	9,965
Consumer - indirect	25,400	1,247	62,475	5,388

	$153,266	$22,593	$285,398	$26,712

(1)	Small business loans originated before January 1, 2000.

     During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of our net charge-offs during each of the years in the three year period ended December 31, 2002. The decline in those portfolios during the past three years has contributed to the reduction of our allowance for loan losses. Additionally, we were able to realize net recoveries associated with previously charged-off loans during the years ended December 31, 2004 and 2003 which favorably impacted our provision for loan losses.

     The provision for (recovery from) loan losses improved in each of the years in the three year period ended December 31, 2004. This improvement resulted from several factors including the discontinuation of the loan products mentioned above and changes in our credit policies which focused our loan production on collateral based loans with lower loss experiences than our other loan products. The discontinued loan products accounted for approximately 80.1% of our net charge-offs in the past five years. In 2003 and 2004, we saw noticeable benefits from our change in policy, as the balances and the associated losses in discontinued loan products declined, while we experienced substantially lower losses from our loans originated under our new credit policy. Additionally, during 2003, our loan provision was a recovery due to significant recoveries from our discontinued loan products. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods. In 2004, our provision for loan losses was a recovery primarily resulting from a $4.1 million recovery of a commercial real estate loan that was charged off in 2002, as well as continued net recoveries from our discontinued loan products.

     BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily from its $4.1 million recovery of the commercial real estate loan mentioned above. BankAtlantic’s improvement in net charge-offs during 2003 compared to 2002 resulted from commercial real estate loan charge-offs during 2002 and lower discontinued loan product net charge-offs during 2003. The commercial real estate loan charge-offs during 2002 were associated with two loans. The amount charged off on one of the loans was partially recovered from the loan guarantor during 2004. The other loan was sold without recourse at book value (less the amount charged-down) to an unrelated third party.

     BankAtlantic acquired Community Savings’ $9.1 million allowance for loan losses in connection with the Community Savings acquisition in March 2002. In 2003, the acquired allowance for loan losses was reduced by $734,000 with a corresponding reduction in goodwill for loans acquired in connection with the Community acquisition that had either matured or were prepaid and which had been assigned a valuation allowance.

     The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and sets forth the percentage of loans in each category to gross loans excluding banker’s acceptances (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance indicates future charge-off amounts or trends (dollars in thousands):

	December 31, 2004			December 31, 2003			December 31, 2002
		ALL	Loans		ALL	Loans		ALL	Loans
	Allowance	to gross	to gross	Allowance	to gross	to gross	Allowance	to gross	to gross
	for	loans	loans	for	loans	loans	for	loans	loans
	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent
Commercial business	$2,507	2.94	1.59	$1,715	2.15	1.81	$1,437	1.75	2.06
Commercial real estate	23,345	0.92	47.28	24,005	0.99	55.12	21,124	1.05	50.75
Small business	2,403	1.26	3.55	2,300	1.44	3.63	2,863	1.99	3.61
Residential real estate	2,565	0.12	38.57	2,111	0.16	30.56	2,512	0.18	34.60
Consumer	4,281	0.90	8.86	3,900	1.10	8.07	3,239	1.13	7.19
Discontinued loan products	1,431	17.26	0.15	4,553	12.81	0.81	10,290	14.46	1.79

Total assigned	36,532			38,584			41,465
Unassigned	9,478	N/A	N/A	7,011	N/A	N/A	6,557	N/A	N/A

	$46,010	0.86	100.00	$45,595	1.04	100.00	$48,022	1.21	100.00

	December 31, 2001			December 31, 2000
		ALL	Loans		ALL	Loans
	Allowance	to gross	to gross	Allowance	to gross	to gross
	for	loans	loans	for	loans	loans
	Loan Losses	Percent	Percent	Loan Losses	Percent	Percent
Commercial business	$1,563	2.02	2.37	$1,502	1.00	4.64
Commercial real estate	13,682	0.82	50.87	10,072	0.77	40.25
Small business	1,073	1.53	2.14	785	2.56	0.94
Residential real estate	1,304	0.12	34.08	1,540	0.12	40.52
Consumer - direct	2,064	1.07	5.86	2,989	1.89	4.86
Discontinued loan products	22,593	14.74	4.68	26,712	9.36	8.79

Total assigned	42,279			43,600
Unassigned	2,306	N/A	N/A	3,400	N/A	N/A

	$44,585	1.36	100.00	$47,000	1.45	100.00

     The assigned portion of the allowance for loan losses primarily related to commercial real estate loans at December 31, 2004, 2003 and 2002 and to discontinued loan products in prior periods. The allowance for commercial real estate loans increased from $10.1 million at December 31, 2000 to $23.3 million at December 31, 2004. This increase primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to borrowers in the hospitality industry. This industry was designated to have higher credit risk than the other industries in our portfolio. The allowance for loan losses to total gross loan percent has declined for each loan category during the three year period ended December 31, 2004, except for commercial business and discontinued loan products. The decline reflects improving credit quality of the loan portfolio due, in part, to changes in our credit policies and procedures which began in 2000. The increase in the ratio for discontinued loan products reflects a high percentage of aviation leases due to lease repayments and charge-offs in this portfolio. Aviation leases have a higher loss experience than other discontinued loan products. Commercial business allowance to gross loans percent increased due to an increase in the allowance for loans collateralized by time-sharing properties during 2004.

     At December 31, 2004, our commercial real estate portfolio included several large lending relationships, including 24 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding balance of $1.0 billion.

     The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. The major factors contributing to the increase in our unassigned allowance for loan losses during the past three years were the expanded geographical area in which we originate commercial real estate loans, the growth in our consumer and purchased residential loan portfolios and adverse economic trends associated with small business loans. During 2003 we opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets may have substantially different loss experiences than our loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $564 million at December 31, 2004. Also contributing to our increase in the unassigned portion of the allowance during 2004 was the growth in our purchased residential and home equity loan products. We purchased $1.3 billion of residential loans during 2004 of which 34% were secured by properties located in California, many of which were hybrid loans with interest only payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than existing traditional amortizing loans in our portfolio. During 2004, we modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans, and we originated approximately $400 million of home equity loans during 2004 primarily in our South Florida market. The charge-offs for home equity loans in the Southeastern United States during the four quarters ended September 30, 2004 exceeded all other regions in the country. Additionally, the Southeastern United States losses on non-real estate secured small business loans were more than double any other region in the country during the last six months of 2004. These types of loans generally have a higher degree of credit risk than other loans in our portfolio as repayment is dependent on the success of the business, many of which are relatively newer businesses without an established operating history or are family-owned firms.

     BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
NONPERFORMING ASSETS	2004	2003	2002	2001	2000
Tax certificates	$381	$894	$1,419	$1,727	$2,491
Residential	5,538	9,777	14,237	10,908	16,618
Syndication	—	—	—	10,700	—
Commercial real estate and business	340	52	1,474	13,066	1,705
Small business - real estate	88	155	239	905	2,532
Lease financing	727	25	3,900	2,585	1,515
Consumer	1,210	794	532	796	1,944

Total non-accrual assets	8,284	11,697	21,801	40,687	26,805

Residential real estate owned	309	1,474	1,304	2,033	2,562
Commercial real estate owned	383	948	8,303	1,871	1,937
Consumer	—	—	4	17	95
Lease financing	—	—	—	—	1,647

Total repossessed assets	692	2,422	9,611	3,921	6,241

Total nonperforming assets	8,976	14,119	31,412	44,608	33,046
Specific valuation allowances	—	—	(1,386)	(9,936)	(819)

Total nonperforming assets, net	$8,976	$14,119	$30,026	$34,672	$32,227

Total nonperforming assets as a percentage of:
Total assets	0.15	0.31	0.64	1.03	0.76

Loans, tax certificates and repossessed assets	0.19	0.36	0.86	1.49	1.09

TOTAL ASSETS	$6,044,988	$4,566,850	$4,903,886	$4,330,690	$4,361,043

Total loans, tax certificates and repossessed assets	$4,771,682	$3,872,473	$3,673,110	$2,989,979	$3,029,833

Allowance for loan losses	$46,010	$45,595	$48,022	$44,585	$47,000

Total tax certificates	$170,028	$193,776	$195,947	$145,598	$124,289

Allowance for tax certificate losses	$3,297	$2,870	$1,873	$1,521	$1,937

POTENTIAL PROBLEM LOANS
Loans contractually past due 90 days or more (1)	$—	$135	$100	$—	$7,086
Performing impaired loans, net of specific allowance	320	180	—	—	15,001
Restructured loans	24	1,387	1,882	743	—

Total potential problem loans	$344	$1,702	$1,982	$743	$22,087

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement. The 2000 amount represents one loan that was repaid during February 2001.

     Non-performing assets significantly declined at December 31, 2004 and 2003 compared to the prior years. We attribute this reduction in non-performing assets to the strengthening of BankAtlantic’s underwriting policies by focusing our loan production on collateral based loans as well as discontinuing the origination of loan products with high historical loss experiences. In 2004, non-accrual assets improved due primarily to lower residential non-performing loans, delinquent tax certificates and real estate owned balances in our portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans.

     The specific valuation allowances on non-performing assets at December 31, 2002, 2001 and 2000 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio to identify those which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models. At year-end 2004 and 2003, there were no specific valuation allowances assigned to non-performing loans, as the present values of the expected cash flows was in excess of the carrying amount of the non-homogenous, non-performing loans.

     The decline in potential problem assets at December 31, 2004 compared to the prior year was due to a lease in the aviation industry transferring to a non-accrual status and subsequently charged down by $600,000.

BankAtlantic’s Non- Interest Income

     The following table summarizes the changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
Other service charges and fees	$23,620	$19,318	$14,087	$4,302	$5,231
Service charges on deposits	51,435	40,569	26,479	10,866	14,090
Income from real estate operations	2,405	5,642	1,293	(3,237)	4,349
Gains on sales of loans	483	122	1,840	361	(1,718)
Securities activities, net	37	(1,957)	4,741	1,994	(6,698)
Other	7,744	6,992	4,877	752	2,115

Non-interest income	$85,724	$70,686	$53,317	$15,038	$17,369

     Other service charges and fees increased 22% during 2004 compared to 2003. The additional fee income reflects the opening of 410,000 new deposit accounts since January 2002 that are associated with our “Florida’s Most Convenient Bank” campaign. New ATM and check cards are linked to the new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and foreign transaction fees. Other service charges and fees increased 37% during 2003 compared to 2002, reflecting the opening of 244,000 new deposit accounts from January 2002 though December 2003. New deposit accounts increased by 31% and 35% during the years ended December 31, 2004 and 2003, respectively.

     Revenues from service charges on deposits increased 27% in 2004 and 53% in 2003. This is primarily the result of increased overdraft fee income associated with the increased number of checking accounts attributed to our high performance checking products and “Florida’s Most Convenient Bank” initiatives and to higher fees assessed on overdrafts.

     Income from real estate operations represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the Community acquisition in March 2002. This venture consists of a development of single family homes, condominium units and duplexes located on 117 acres of land in Florida. During 2004 and 2003, the Riverclub joint venture closed on the sale of 14 and 26 units, respectively. Prior to 2003, this joint venture was accounted for as an unconsolidated subsidiary, and the income from real estate operations represented the Bank’s equity in the undistributed earnings of Riverclub. During 2002, there were 11 closings on the sale of units.

     During 2002, BankAtlantic had a gain on the sale of a commercial loan of $2.1 million. The gain was partially offset by losses on the sale of CRA loans. In 2004 and 2003, BankAtlantic had gains on sales of residential loans of $483,000 and $122,000, respectively.

     Securities activity, net in 2004 was the result of the fair value adjustment on a forward contract held for trading purposes. Losses on securities in 2003 were primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million in connection with prepayments of FHLB advances discussed above. In 2002, gains on securities activities resulted from the sale of $152 million of mortgage-backed securities and $9.4 million of corporate bonds for gains. The securities were sold to reposition the portfolio in response to the significant decline in interest rates.

     Other income in 2004 was favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts. In 2003, other income was also favorably impacted by the expansion of our branch brokerage business unit which earned $1.4 million in commissions versus $342,000 in commissions in 2002.

BankAtlantic’s Non- Interest Expense

     The following table summarizes the changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
Employee compensation and benefits	$93,154	$79,492	$65,130	$13,662	$14,362
Occupancy and equipment	32,713	27,329	29,852	5,384	(2,523)
Advertising and promotion	16,012	9,434	7,470	6,578	1,964
Restructuring charges and impairment write-downs	—	257	1,007	(257)	(750)
Amortization of intangible assets	1,715	1,772	1,360	(57)	412
Acquisition related charges	—	—	864	—	(864)
Professional Fees	9,743	4,390	2,723	5,353	1,667
Cost associated with debt redemption	11,741	10,895	—	846	10,895
Other	28,543	28,046	26,002	497	2,044

Non-interest expense	$193,621	$161,615	$134,408	$32,006	$27,207

     Compensation and benefit expenses increased 17% in 2004. In addition to standard annual employee salary increases, the growth in this expense category primarily resulted from:

•	An increase in the number of employees resulting from “Florida’s Most Convenient Bank” initiatives. The number of full time equivalent BankAtlantic employees increased to 1,650 at year-end 2004 versus 1,403 at year-end 2003 and 1,244 at year-end 2002. In 2002, 172 employees were added as a result of the Community acquisition. The remainder of personnel growth during the past three years primarily related to the additional personnel required to implement BankAtlantic’s commitment to provide extended banking hours and high service levels to the increased number of BankAtlantic customers resulting from the “Florida’s Most Convenient Bank” campaign.

•	The higher cost of employee benefits. In addition to the increase in the number of employees, the cost of our regular benefit programs also increased, primarily due to rising health insurance costs.

•	The higher expense associated with our employee profit sharing plan. Approximately $5.7 million in bonuses were paid in 2004 to employees of BankAtlantic for exceeding targeted performance goals, versus $3.6 million in 2003 and zero in 2002.

     In 2004, occupancy and equipment expenses increased 20% from 2003. During the year, we adopted a plan to renovate all of our existing stores with a goal to have a consistent look or “brand.” Management anticipates that the renovation plan will be complete in 2006. This resulted in the accelerated depreciation on $2.8 million of fixed assets and leasehold improvements that are scheduled to be replaced. These items are being depreciated over their remaining useful life. Also in 2004, Florida experienced unprecedented hurricane activity, and repair and maintenance expenses increased approximately 29% primarily as a result of damage to facilities and equipment. Additionally, as a result of extended weekend and weekday store hours associated with the “Florida’s Most Convenient Bank” initiative, guard service expense increased over 120% as we provided added security for the protection of both our customers and our employees.

     In 2003, occupancy and equipment expenses decreased 8% from 2002. This decline primarily resulted from lower data processing costs and depreciation expense. Lower data processing expenses resulted from the renewal of a vendor contract at significantly lower rates than experienced during the prior period. The decrease in depreciation expense reflects $1.9 million of accelerated depreciation expense during 2002, most of which was associated with a reduction in the estimated life of our on-line banking platform as we upgraded the technology.

     Advertising expenses during 2004 and 2003 reflect marketing initiatives to promote our “high performance” account products and our “Florida’s Most Convenient Bank” initiatives. These promotions included print, radio and billboard advertising periodic customer gifts and events associated with seven-day banking.

     Restructuring charges and impairment write-downs during 2002 were the result of a plan to discontinue certain ATM relationships. As a consequence, an $801,000 restructuring charge and a $206,000 impairment write-down were recognized. These relationships were primarily with convenience stores and gas stations which did not meet our performance expectations and were unlikely to meet our future profitability goals. The remaining ATM machines are primarily located in our branch network, cruise ships, Native American reservation gaming facilities and other retail outlets.

     Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the Community acquisition. The core deposit intangible assets are being amortized over an estimated life of ten years.

     Acquisition related charges and impairments during 2002 include various data conversion and system integration expenses as well as facilities impairment write-downs associated with the Community acquisition. As a consequence of the acquisition, BankAtlantic closed two of its branches that competed directly with two of the former Community offices.

     The higher expenses for professional fees in 2004, compared to 2003, resulted from deficiencies that were identified in the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations. BankAtlantic is taking steps to correct identified deficiencies in its compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and is cooperating with regulators and other federal agencies concerning those deficiencies. BankAtlantic has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Compliance costs in 2004 were approximately $5.0 million. These compliance-related costs were primarily one-time and are not expected to recur at these levels in 2005. However, 2005 on-going costs will be higher than our previous general compliance costs by an estimated $2.5 million annually.

     The higher expenses for professional fees in 2003, compared to 2002, were primarily associated with legal fees incurred in connection with a lawsuit filed against BankAtlantic in October 2002 relating to our “Florida’s Most Convenient Bank” initiative which was settled without payments to either party.

     Costs associated with debt redemption resulted from the prepayment penalties associated with the repayment of $108 million of FHLB advances in 2004 and $325 million of advances in 2003. We prepaid these high rate advances with the expectation that it would improve our net interest margin in future periods.

     Overall, other non-interest expense was generally flat in 2004 versus 2003. Increases in branch operating expenses related to an increased number of customer accounts and general operating expenses were offset by a decrease in our provision for tax certificate losses as actual loss history on these investments improved from prior periods.

     The increase in other expenses in 2003 versus 2002 primarily resulted from higher ATM interchange expenses, check loss charges, and higher general operating expenses. These increases in other expenses relate to a substantial increase in the number of deposit accounts and the related increase in transaction volume associated with “Florida’s Most Convenient Bank” initiative. Expenses of the Riverclub joint venture as well as costs related to converting check cards from Visa to MasterCard are also reflected in 2003 results and contributed to higher other expenses.

Ryan Beck Results of Operations

Summary

     The integration of the assets that were acquired from Gruntal has enabled Ryan Beck to significantly increase its distribution capabilities and revenues since the latter half of 2003. The increase to approximately 450 financial consultants enables the investment banking and trading lines of business to distribute their products to an increased client base of over 136,000 clients.

     Principal transaction revenue is primarily generated from the purchase and sale of fixed income and equity securities which are closely related to Ryan Beck’s customer activities. Investment banking revenue is principally derived from transactions with financial institution and emerging growth and middle market company clients. Commission revenue is primarily derived from the purchase and sale of securities on behalf of individual and institutional investors.

     The following table is a condensed income statement summarizing Ryan Beck’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2004 vs.	2004 vs.
	2004	2003	2002	2003	2003
Net interest income:
Interest on trading securities	$11,351	$10,437	$7,512	$914	$2,925
Interest expense	(924)	(1,283)	(1,444)	359	161

Net interest income	10,427	9,154	6,068	1,273	3,086

Non-interest income:
Principal transactions	90,415	95,519	49,106	(5,104)	46,413
Investment banking	48,245	27,728	19,119	20,517	8,609
Commissions	89,289	85,176	62,924	4,113	22,252
Other	3,855	2,516	2,696	1,339	(180)

Non-interest income	231,804	210,939	133,845	20,865	77,094

Non-interest expense:
Employee compensation and benefits	158,868	147,358	100,909	11,510	46,449
Occupancy and equipment	15,429	12,707	9,344	2,722	3,363
Advertising and promotion	4,735	3,291	2,977	1,444	314
Professional Fees	5,482	10,467	3,994	(4,985)	6,473
Communications	12,527	13,783	10,152	(1,256)	3,631
Floor broker and clearing fees	9,835	9,227	8,192	608	1,035
Acquisition related charges and impairments	—	—	4,061	—	(4,061)
Other	6,184	6,691	4,865	(507)	1,826

Non-interest expense	213,060	203,524	144,494	9,536	59,030

Income (loss) from continuing operations before income taxes	29,171	16,569	(4,581)	12,602	21,150
Income taxes	(11,688)	(6,924)	2,133	(4,764)	(9,057)

Income from continuing operations	$17,483	$9,645	$(2,448)	$7,838	$12,093

For the Year Ended December 31, 2004 Compared to the Same 2003 Period:

     The improvement in income from continuing operations was primarily the result of higher investment banking revenues as well as increased revenue from the activities of Ryan Beck’s financial consultants.

     Investment banking revenue increased 74% from 2003. The improvement was largely attributable to the increase in merger and acquisition and advisory business in 2004 in both the financial institutions group and the middle market investment banking group. Ryan Beck’s Financial Institutions Group completed 22 transactions during 2004, versus 17 during 2003.

     The decrease in principal transaction revenue was primarily the result of reductions in trading revenue associated with the firm’s fixed income proprietary trading activity.

     Net interest income increased 14% from 2003. The improvement in net interest income primarily resulted from Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market account balances.

     Commission revenue increased 5% in 2004. The improvement is largely due to the increased activity on the part of the firm’s retail client base as well as the increase in average production per financial consultant from $335,000 of gross revenues per financial consultant during 2003 to $373,000 during 2004.

     The increase in employee compensation and benefits of 8% from 2003 is primarily due to the increase in the firm’s bonuses which is correlated to the increased investment banking revenues from 2003.

     Occupancy and rent expenses have increased 21% from 2003. This increase is primarily due to the additional offices opened in 2004 and the leasing of back-office space associated with the relocation of Ryan Beck’s corporate headquarters.

     The increase in advertising and promotion expense was mainly attributable to expenses associated with the launch of Ryan Beck’s first formal advertising campaign designed to expand Ryan Beck’s exposure through print and television media.

     Professional fees decreased by 48% in 2004. The decrease is primarily due to legal settlements reached in 2004, including the settlement of the former Gruntal’s bankruptcy case, which has resulted in a decrease in Ryan Beck’s legal reserve for 2004. Offsetting this decrease is the increase in professional fees associated with higher internal audit costs related to Ryan Beck’s compliance with the Sarbanes-Oxley Act of 2002.

     The decrease in communications and other expenses from 2003 related primarily to decreased communication costs due to the elimination of duplicate vendors and services carried as a result of the Gruntal transaction.

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

     Net interest income increased 51% from 2002. The improvement in net interest income primarily resulted from the expansion of municipal bond trading and the associated spread between the interest on the municipal bonds and the financing costs incurred. Also included in interest income was Ryan Beck’s participation in interest income associated with approximately $259 million of customer margin debit balances and fees earned in connection with approximately $1.3 billion in customer money market account balances. This improvement in interest income was partially offset by the interest expense associated with a $5.0 million subordinated borrowing from the Company, which was repaid in full on September 3, 2003, as well as an increased level of borrowings from Ryan Beck’s clearing agent as a result of a higher volume of trading activity.

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

     The increase in employee compensation and benefits of 46% from 2002 is primarily due to the additional personnel. Also, the increase in Ryan Beck’s revenue resulted in an increase in compensation in the form of commission expense and discretionary bonuses.

     Occupancy and rent expenses have increased 36% from 2002. This increase is primarily due to the additional offices operated as a result of the Gruntal transaction.

     Professional fees increased by 162% in 2003. The increase was primarily due to additional legal expense associated with the successor liability issues related to the Gruntal transaction, as well as an NASD ruling against Ryan Beck in the amount of $2.7 million which resulted in a $1.7 million increase in professional fees. Additionally, broker registration fees were higher associated with the additional financial consultants added as a result of the Gruntal transaction.

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

Parent Company Results of Operations

     The following table is a condensed income statement summarizing the parent company’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2004 vs.	2003 vs.
	2004	2003	2002	2003	2002
Net interest income:
Interest on loans	$1,751	$1,488	$1,716	$263	$(228)
Interest on investments	756	234	29	522	205
Interest on Junior Subordinated Debentures	(16,958)	(16,344)	(17,439)	(614)	1,095

Net interest income (expense)	(14,451)	(14,622)	(15,694)	171	1,072

Non-interest income:
Income from unconsolidated subsidiaries	485	425	—	60	425
Securities activities, net	3,693	404	3,837	3,289	(3,433)
Impairment of securities	—	—	(18,801)	—	18,801
Litigation settlement	22,840	—	—	22,840	—
Investment banking expense	—	(635)	—	635	(635)
Other	512	—	(359)	512	359

Non-interest income (expense)	27,530	194	(15,323)	27,336	15,517

Non-interest expense:
Employee compensation and benefits	3,042	90	940	2,952	(850)
Professional fees	1,146	1,500	810	(354)	690
Cost associated with debt redemption	—	1,648	3,125	(1,648)	(1,477)
Other	1,454	600	280	854	320

Non-interest expense	5,642	3,838	5,155	1,804	(1,317)

Income (loss) before income taxes	7,437	(18,266)	(36,172)	25,703	17,906
Income taxes	(2,692)	5,089	12,661	(7,781)	(7,572)

Income (loss) from continuing operations	$4,745	$(13,177)	$(23,511)	$17,922	$10,334

     Interest income on loans during the 2004 period represents interest income on loans to Levitt. In April 2004, Levitt repaid one of those loans in the amount of $5.5 million. Interest on loans for each of the years in the two year period ended December 31, 2003 represent interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was originated in April 2002. The $5 million Ryan Beck loan was fully repaid in September 2003.

     Interest on investments during 2004 was primarily interest and dividends associated with a debt and equity portfolio managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Interest income on investments during the comparable 2003 and 2002 periods were primarily interest income recognized by the Company on the BankAtlantic reverse repurchase account.

     Interest expense for the years ended December 31, 2004 and 2003 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance associated with the Company’s junior subordinated debentures was $263.3 million during the years ended December 31, 2004 and 2003. The higher interest expense during 2004 compared to 2003 was primarily due to higher rates on variable rate junior subordinated debentures during 2004.

     The decrease in interest expense during 2003 compared to 2002 resulted from lower rates on borrowings partially offset by higher average balances. During 2002 and 2003, we redeemed higher rate trust preferred securities and subordinated debentures with the proceeds from the issuance of lower rate junior subordinated debentures. During the years ended December 31, 2003 and 2002, we issued $77.3 million and $186.0 million, respectively, of junior subordinated debentures, all of which were issued in connection with the issuance of trust preferred securities. The average rate of these debentures was 5.94%. A portion of the proceeds from the issuance of those debentures were used to retire $74.8 million of 9.50% fixed rate trust preferred securities and $21.0 million of 9.00% subordinated debentures.

     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities. Prior to January 1, 2003, the trusts were consolidated for financial reporting. This change in accounting methodology was required due to a change in applicable accounting rules.

     The securities activities during 2004 primarily represent gains from sales of exchanged traded mutual funds. The Company sold these mutual funds in order to invest the proceeds with a money manager. Securities activities during 2003 represent a gain realized on a liquidating dividend from an equity security. Securities activities during 2002 reflect gains from the sales of equity securities.

     During 2002, the Company recognized a $15 million impairment charge associated with its investment in a privately held technology company. The Company charged off the carrying value of this investment as the ability of the technology company to continue as a “going concern” was in doubt. Additionally, during 2002, the Company recognized impairment charges of $3.8 million on publicly traded equity securities resulting from significant declines in value that were other than temporary. The determinations were based on the length of time that the carrying amount of an investment was significantly above its market value and on the near term prospects of the issuers. The Company did not recognize impairments on securities during 2003 or 2004.

     The litigation settlement reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in the technology company discussed above. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

     The Company’s investment banking expense during the year ended December 31, 2003 resulted from fees paid by it to Ryan Beck in connection with Ryan Beck’s underwriting of offerings of trust preferred securities by the Company in 2003. These fees are included in Ryan Beck’s investment banking income in Ryan Beck’s business segment results of operations but were eliminated in the Company’s consolidated financial statements.

     The Company recorded compensation expense during 2004 as a result of the allocation of investor relations, corporate and risk management compensation cost to the Company from BankAtlantic effective January 1, 2004. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income during 2004. Compensation expense during the 2003 periods primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan related to executive recruiting. The compensation expense during 2002 was primarily related to the Ryan Beck retention pool established upon the acquisition of Ryan Beck in June 1998.

     Cost associated with debt redemption during 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium. During 2002, we recognized a $3.1 million loss associated with the redemption of debentures.

     The decreased professional fees during 2004 primarily resulted from lower legal fees incurred in connection with the technology company litigation, which was settled in the first quarter of 2004. This decline in professional fees was partially offset by expenses associated with compliance with the Sarbanes-Oxley Act of 2002. The increase in professional fees during 2003 consisted of higher fees associated with the technology company litigation and legal, accounting and tax advice associated with the Levitt spin-off.

     The increase in other expenses during 2004 relates to administrative expense associated with the departments transferred to the Company as well as higher regulatory compliance costs.

BankAtlantic Bancorp Consolidated Financial Condition

     Our total assets at December 31, 2004 were $6.4 billion compared to $4.8 billion at December 31, 2003. The increase in total assets primarily resulted from:

•	Purchase of approximately $1.3 billion of residential real estate loans;

•	Origination of and participation in $1.6 billion of commercial real estate loans;

•	Origination of approximately $400 million of home equity loans;

•	Purchase of approximately $800 million of securities available for sale and investment securities;

•	Additions of $49 million of fixed assets associated with the Company’s new corporate headquarter building and BankAtlantic’s branch renovation and expansion initiatives;

•	Receivable from Ryan Beck’s clearing agent associated with Ryan Beck’s trading activities;

•	Higher real estate inventory related to increased construction activity by the Riverclub real estate joint venture acquired by BankAtlantic in connection with the Community acquisition;

•	Increases in accrued interest receivable due to higher loan receivable and securities balances; and

•	Higher Federal Home Loan Bank stock balances associated with a substantial increase in FHLB advance borrowings.

     The above increases in total assets were partially offset by declines in other assets primarily due to the reduction in BankAtlantic’s prepaid pension asset, due to a minimum pension liability at December 31, 2004.

     The Company’s total liabilities at December 31, 2004 were $5.9 billion compared to $4.4 billion at December 31, 2003. The increases in total liabilities primarily resulted from:

•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives.

•	Increases in short-term borrowings and FHLB advances to fund loan and securities growth; and

•	Increases in other liabilities primarily due to securities purchased pending settlement in January 2005.

      Stockholders’ equity at December 31, 2004 was $469.3 million compared to $413.5 million at December 31, 2003. The increase was primarily attributable to earnings of $70.8 million and $10.0 million from the issuance of common stock and associated tax benefits upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by declaration of $8.1 million of common stock dividends, a $6.1 million reduction in additional paid in capital resulting from the retirement of 378,160 shares of the Company’s Class A Common Stock received as part of the private technology company litigation settlement, $6.9 million change in accumulated other comprehensive income, net of income tax benefits, and a $4.4 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A stock options.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of subsidiary loans and loans to Levitt, and liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and interest payments from loans to Levitt. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, and purchase equity securities and to fund operations. The Company’s annual debt service associated with its junior subordinated debentures and financial institution borrowings is approximately $16.7 million. The Company’s estimated current annual dividends to common shareholders are approximately $8.4 million. During the year ended December 31, 2004, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and loan covenants and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to us was converted to a five year term note due in December 2008 with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, we also transferred our 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt’s stock (which additional shares were included in the spin-off). This $5.5 million note was repaid by Levitt during 2004. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to us payable in the form of a note due in December 2008, bearing interest on the same basis as the $30.0 million note described above.

     The Company maintained a revolving credit facility of $30 million with an independent financial institution. The credit facility contained customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The credit facility had an outstanding balance of $100,000 at December 31, 2004, and we were in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points, and the facility was repaid in March 2005.

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

     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans and tax certificates and investment securities; proceeds from the sale of loans and securities available for sale;

proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates, payments of maturing certificates of deposit, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a $1.8 billion line of credit subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.5 billion at December 31, 2004. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s available borrowings under this line of credit were approximately $270 million at December 31, 2004. BankAtlantic has established lines of credit for up to $235 million with other banks to purchase federal funds and has established a $7.5 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at December 31, 2004 were $259.8 million and $40.0 million, respectively, compared to $384.3 million and $43.7 million, respectively, at December 31, 2003. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $4.0 million and $8.6 million at December 31, 2004 and 2003, respectively. At December 31, 2004, total loan commitments represented approximately 6.5% of net loans receivable.

     At year-end 2004, BankAtlantic had approximately $312.2 million in investments and mortgage-backed securities pledged against securities sold under agreements to repurchase and $55.6 million pledged against public deposits and treasury tax and loan accounts.

     During 2002, BankAtlantic purchased a $14.3 million facility to consolidate its headquarters and back office operations into a centralized location. As of December 31, 2004, the Company had incurred approximately $24.5 million in renovation costs. The total additional estimated cost to renovate is approximately $4.9 million, and the facility is expected to be completed during 2005.

     As disclosed previously, we are taking steps to correct identified deficiencies in BankAtlantic’s compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act and have been cooperating with regulators and other federal agencies concerning those deficiencies. We cannot predict whether or to what extent monetary or other penalties will be imposed upon BankAtlantic by regulators or other federal agencies in connection with these compliance deficiencies.

     In 2004, BankAtlantic announced its de novo branch expansion strategy under which it plans to open between six to eight branches, subject to required regulatory approvals. In view of recently identified issues concerning BankAtlantic’s compliance with the USA Patriot Act, Bank Secrecy Act and anti-money laundering laws, there is no assurance that BankAtlantic will not face delays in obtaining the necessary approvals. It is anticipated that delays, if any occur, would not alter the course or scope of BankAtlantic’s branching strategy. The estimated cost of constructing these branches is approximately $18 million.

     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. The renovation of these branches is projected to be completed during 2006 at an estimated cost of $13 million. BankAtlantic has incurred approximately $4.1 million in renovation costs on branch facilities as of December 31, 2004.

     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2004. The total amount of principal repayments on loans and securities contractually due after December 31, 2005 was $4.8 billion, of which $1.7 billion have fixed interest rates and $3.1 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding
	on
	December 31,	For the Period Ending December 31, (1)
			2006-	2008-	2013-
	2004	2005	2007	2012	2017	2018-2022	>2023
Commercial real estate	$2,661,801	$1,187,534	$902,651	$363,797	$115,126	$86,892	$5,801
Residential real estate	2,070,304	39,665	19,403	20,262	128,830	414,040	1,448,104
Consumer (2)	477,226	2,559	3,329	16,329	235,589	219,420	—
Commercial business	158,638	86,939	35,354	29,277	7,068	—	—

Total loans	$5,367,969	$1,316,697	$960,737	$429,665	$486,613	$720,352	$1,453,905

Total securities available for sale (3)	$721,456	$4,398	$2,917	$39,435	$157,691	$104,515	$412,500

(1)	Does not include deductions for the undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2)	Includes second mortgage loans.

(3)	Does not include $25.7 million of equity securities available for sale.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2004 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$156,756	$821,063	$977,819
Over one year, but less than five years	1,248	636,034	637,282
Over five years	634	5,572	6,206

	$158,638	$1,462,669	$1,621,307

Due After One Year:
Pre-determined interest rate	$1,882	$19,751	$21,633
Floating or adjustable interest rate	—	621,855	621,855

	$1,882	$641,606	$643,488

     BankAtlantic’s geographic loan concentration at December 31, 2004 was:

Florida	56%
California	12%
Northeast	8%
Other	24%

Total	100%

     The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.

     At December 31, 2004, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%

At December 31, 2003:
Total risk-based capital	$447,967	12.06%	8.00%	10.00%
Tier 1 risk-based capital	$379,505	10.22%	4.00%	6.00%
Tangible capital	$379,505	8.52%	1.50%	1.50%
Core capital	$379,505	8.52%	4.00%	5.00%

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Ryan Beck

     Ryan Beck’s primary sources of funds during the year ended December 31, 2004 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses, pay dividends and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During 2004 and 2003, the buyer made $5.9 million and $1.6 million, respectively, of principal repayments of the promissory note which reduced the balance to $6.1 million at December 31, 2004.

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

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $35.3 million, which was $34.3 million in excess of its required net capital of $1.0 million at December 31, 2004.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2004.

Consolidated Cash Flows

     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Net cash provided (used) by:
Operating activities	$66,793	$100,282	$1,485
Investing activities	(1,456,596)	147,818	279,746
Financing activities	1,404,981	(378,963)	(150,691)

Increase (decrease) in cash and cash equivalents	$15,178	$(130,863)	$130,540

     Cash flows from operating activities declined during 2004 compared to 2003 due primarily to a decrease in Ryan Beck’s clearing agent liability and the reduction in cash flows associated with Levitt due to the December 31, 2003 spin-off. The above declines in cash flows were partially offset by a substantial decrease in real estate inventory as a result of the Levitt spin-off.

     Cash flows from investing activities decreased during 2004 compared to 2003 due to a substantial increase in loan purchases and originations and securities purchases.

     Cash flows from financing activities increased during 2004 compared to 2003 resulting primarily from additional FHLB advance and short-term borrowings used to fund loan and securities purchases. Also contributing to the increase in cash flows from financing activities was a substantial increase in low-cost deposits.

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

Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments

     The table below summarizes the Company’s loan commitments at December 31, 2004 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than		4-5	After 5
Loan Commitments	Committed	1 year	1-3 years	years	years
Lines of credit	$524,074	$121,688	$—	$—	$402,386
Standby letters of credit	55,605	55,605	—	—	—
Loan commitments	299,811	299,811	—	—	—
Other commitments	3,947	3,947	—	—	—

Total commercial commitments	$883,437	$481,051	$—	$—	$402,386

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans to customers usually expire in less than one year and the home equity lines generally expire in 15 years.

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.7 million at December 31, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.9 million at December 31, 2004. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments, similar to other types of borrowings.

     Loan commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

     The other commitments consist of a 5-year forward commitment to purchase the underlying collateral from a government agency pool in March 2005.

     Ryan Beck, in its capacity as a market-maker and dealer in corporate and municipal fixed-income and equity securities, may enter into transactions in a variety of cash and derivative financial instruments in order to facilitate customer order flow and to hedge market risk exposures. Accordingly, these transactions result in off-balance-sheet risk as Ryan Beck’s ultimate obligation may exceed the amount recorded in the Consolidated Statement of Financial Condition.

     As a securities broker and dealer, Ryan Beck is engaged in various securities trading and brokerage activities servicing a diverse group of domestic corporations, governments, institutional, and individual investors. Ryan Beck has exposure to risk associated with the nonperformance of these counter parties in fulfilling their contractual obligations.

     At December 31, 2004, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

     The table below summarizes the Company’s contractual obligations at December 31, 2004 (in thousands).

	Payments Due by Period
		Less than		4-5	After 5
Contractual Obligations	Total	1 year	1-3 years	years	years
Time deposits	$761,061	$556,104	$164,336	$40,188	$433
Long-term debt	301,007	100	5,683	—	295,224
Advances from FHLB (1)	1,544,497	877,500	135,417	419,000	112,580
Capital lease obligations	—	—	—	—	—
Operating lease obligations	72,391	13,263	21,677	14,715	22,736
Pension obligation	12,102	821	1,815	2,169	7,297
Other obligations	6,233	6,233	—	—	—
Securities sold but not yet purchased	39,462	39,462	—	—	—

Total contractual cash obligations	$2,736,753	$1,493,483	$328,928	$476,072	$438,270

(1)	Payments due by period are based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities.

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

     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2004. The payments represent the estimated benefit payments through 2014, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2014. The actuarial present value of projected accumulated benefit obligation was $26.2 million at December 31, 2004.

     The other obligations are legally binding agreements with vendors for the purchase of services and materials associated with the construction of BankAtlantic’s new corporate headquarters and BankAtlantic’s branch renovations. The headquarters is expected to be completed during the second quarter of 2005.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note 1, Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements, for a detailed discussion of our significant accounting policies.

Allowance for loan losses

     The allowance for loan losses is maintained at an amount we consider adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances change the allowance for loan losses may decrease or increase significantly.

     The calculation of our allowance for loan losses consists of three components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. A loan is deemed impaired when collection of principal and interest based on the contractual terms of the loan is not likely to occur. Valuation allowances are established on loans that are collateral-dependent and foreclosure is probable based on management’s estimated fair value of the collateral less the cost to dispose of the collateral. Valuation allowances are established on other loans based on the present value of expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

     The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for predicting losses based on loss percentages and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing data such as historical loss experiences, trends in the industry, static pool analysis, delinquency trends and credit scores. A subsequent change in data trends may result in material changes in this component of the allowance from period to period.

     The third component of the allowance is the unassigned portion of the allowance. This component addresses certain industry and geographic concentrations, the view of regulators, model imprecision, change in underwriting standards and changes in the composition of the loan portfolio. This component requires substantial management judgment in adjusting the allowance for the changes in the current economic climate compared to the economic environment that existed historically. Due to the subjectivity involved in the determination of the unassigned portion of the allowance, the relationship of the unassigned component to the total allowance may fluctuate substantially from period to period.

     Management believes that the allowance for loan losses reflects management’s best estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2004, our allowance for loan losses was $46 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

     On an on-going basis, we analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A measure of this change is our ratio of the allowance for loan losses to total loans. This ratio has declined from 1.62% at December 31, 2000 to 1.00% at December 31, 2004. If we were to increase or decrease our historical loss experience in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2004, we estimate that our pre-tax earnings would increase or decrease by approximately $11 million.

Valuation of securities and trading activities

     We record our securities available for sale, investment securities, trading securities and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.

     The following table provides the sources of fair value for our investment securities, trading securities and derivative instruments at December 31, 2004 (in thousands):

	National
	Market Price	Price	Valuation
	Quotes	Matrix	Model	Total
Investment securities
Mortgage-backed securities	$—	$500,517	$—	$500,517
Tax exempt securities	—	353,441	—	353,441
Other securities	—	—	585	585
Equity securities	25,704	—	—	25,704

Total investment securities	25,704	853,958	585	880,247

Trading securities
Securities owned	125,443	—	—	125,443
Securities sold not yet purchased	(39,462)	—	—	(39,462)

Total trading securities	85,981	—	—	85,981

Derivatives	—	—	49	49

Total	$111,685	$853,958	$634	$966,277

     Equity securities trade daily on various stock exchanges. The fair value of these securities in our statement of financial condition was based on the closing price quotations at period end. The closing quotation represents inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     We subscribe to a third-party service to obtain a pricing matrix to determine the fair value of our debt securities available for sale. The pricing matrix computes a fair value of debt securities based on the securities’ coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and will not be the actual amount realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income.

Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     Future contracts or commitments to purchase residential loans that are not listed on an exchange for which we cannot obtain broker quotes are valued based on a valuation model. Management estimates the valuation of these contracts based on available market information. This valuation requires a significant amount of judgment in assessing the estimated fair value. These estimates would be significantly different if the assumptions concerning credit quality were changed.

     At December 31, 2004, the fair value and unrealized gain associated with our securities was $880.2 million and $5.2 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $100.4 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our securities would decline by $88.8 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed. At December 31, 2003 and 2002, our securities had a fair value of $358.5 million and $707.9 million, respectively, and unrealized gains were $9.3 million and $22.3 million, respectively.

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

Impairment of Goodwill

     We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2004 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2004, total goodwill was $76.7 million. The fair value of our bank operations and Ryan Beck reportable segments assigned goodwill exceeds the carrying value by $565 million and $43 million, respectively.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2004, total property and equipment was $129.8 million.

     Our core deposit intangible assets are periodically reviewed for impairment at the branch level by reviewing the undiscounted cash flows by branch in order to assess recoverability. At December 31, 2004 our core deposit intangible asset was $10.2 million. The undiscounted cash flows of the branches assigned to the core deposit intangible asset exceeded its carry amount at December 31, 2004.

     During 2005, we expect to relocate to our new corporate headquarters. At December 31, 2004 the facility was considered “held and used”, as defined by FASB Statement No. 144, with a book value of $3.5 million. Based on a November 2004 appraisal, management believes the carrying value of the facility to be recoverable.

     During 2004, we finalized a plan to renovate the interior of BankAtlantic’s branches. As a result of the renovation plan, BankAtlantic shortened the estimated lives of $2.8 million of branch fixed assets resulting in $1.5 million of accelerated depreciation and amortization during 2004.

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

Contingent Liabilities

     Contingent liabilities consist of liabilities that we may incur in connection with Ryan Beck arbitration proceedings, litigation and regulatory and tax uncertainties arising from the conduct of our business activities. We have established reserves for legal and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2004, total reserves for contingent liabilities included in other liabilities were $2.1 million.

Dividends

     The availability of funds for dividend payments depends upon BankAtlantic’s and Ryan Beck’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision – Limitation on Capital Distributions.”

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

Consolidated Interest Rate Risk

     The majority of our assets and liabilities are monetary in nature subjecting us to significant interest rate risk which would arise if the relative values of each of our assets and liabilities change in conjunction with a general rise or decline in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at December 31, 2004 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

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

     The model calculates the net potential gains and losses in net portfolio fair value by:

i.	discounting anticipated cash flows from existing assets, liabilities and off-balance sheet contracts and derivatives at market rates to determine fair values at December 31, 2004,

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

     Subordinated debentures, notes and bonds payable and junior subordinated debentures were valued for this purpose based on their contractual maturities or redemption dates. The Company’s interest rate risk policy has been approved by the Board of Directors and establishes guidelines for tolerance levels for net portfolio value changes based on interest rate volatility. Management has maintained the portfolio within these established tolerances.

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Market values of certain assets under various interest rate scenarios, and

•	Re-pricing of certain borrowings.

     The prepayment assumptions used in the model are:

•	Fixed rate mortgages	25%

•	Fixed rate securities	22%

•	Tax certificates	10%

•	Adjustable rate mortgages	59%

•	Adjustable rate securities	39%

     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

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

     Presented below is an analysis of the impact of changes in interest rates on the Company’s net portfolio value at December 31, 2004 (dollars in thousands):

		Net Portfolio
Changes		Value	Dollar
in Rate		Amount	Change
+200	bp	$452,314	$(128,817)
+100	bp	$534,255	$(46,876)
0		$581,131	$—
-100	bp	$595,287	$14,156
-200	bp	$593,271	$12,140

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

     Our profitability is dependent to a large extent on net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. While we have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot assure you that we will be successful.

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

Equity Price Risk

     We also maintain a portfolio of equity securities that subject us to equity pricing risks which would arise as the relative values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale securities at December 31, 2004 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$30,845	$5,141
10%	$28,274	$2,570
0%	$25,704	$—
-10%	$23,134	$(2,570)
-20%	$20,563	$(5,141)

     Excluded from the above table is $1.8 million of investments in private companies and a $5.3 million investment in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial service industry. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant uncertainty.

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

     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004:

	(dollars in thousands)
	High	Low	Average
VaR	1,747	11	336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	167,987	23,851	65,006

     The following table sets forth the high, low and average VaR for Ryan Beck during the period January 31, 2003 to December 31, 2003, and adjusted for discontinued operations:

	(dollars in thousands)
	High	Low	Average
VaR	1,285	16	531
Aggregate Long Value	68,995	42,364	66,809
Aggregate Short Value	19,570	60,602	36,495

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of
  BankAtlantic Bancorp, Inc.:

     We have completed an integrated audit of BankAtlantic Bancorp, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
BankAtlantic Bancorp, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of BankAtlantic Bancorp, Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BankAtlantic Bancorp, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

KPMG LLP

Fort Lauderdale, Florida
February 3, 2003

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2004	2003
ASSETS
Cash and due from depository institutions (See Note 14)	$118,967	$119,882
Federal funds sold and other short-term investments (See Note 3)	16,093	—
Securities owned (at fair value) (See Note 3)	125,443	124,565
Securities available for sale (at fair value) (See Note 3)	747,160	358,511
Investment securities and tax certificates (approximate fair value: $306,963 and $192,706) (See Note 3)	307,438	192,706
Federal Home Loan Bank stock, at cost which approximates fair value (See Note 8,14)	78,619	40,325
Loans receivable, net of allowance for loan losses of $46,010 and $45,595 (See Note 4)	4,599,048	3,686,153
Accrued interest receivable (See Note 5)	35,982	27,866
Real estate held for development and sale (See Note 21)	27,692	21,803
Investments and advances to unconsolidated subsidiaries (See Notes 2, 22)	7,910	7,910
Office properties and equipment, net (See Note 6)	129,790	93,577
Deferred tax asset, net (See Note 12)	20,269	22,999
Goodwill (See Notes 1,2)	76,674	76,674
Core deposit intangible asset (See Note 2)	10,270	11,985
Due from clearing agent (See Note 3)	16,619	—
Other assets (See Notes 4, 10, 13)	38,803	46,593

Total assets	$6,356,777	$4,831,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,566,804	$2,413,106
Non-interest bearing deposits	890,398	645,036

Total deposits (See Note 7)	3,457,202	3,058,142

Advances from FHLB (See Note 8)	1,544,497	782,205
Securities sold under agreements to repurchase (See Note 9)	296,643	138,809
Federal funds purchased (See Note 8)	105,000	—
Subordinated debentures, notes and bonds payable (See Note 10)	37,741	36,595
Junior subordinated debentures (See Note 10)	263,266	263,266
Securities sold but not yet purchased (See Note 3)	39,462	37,813
Due to clearing agent (See Note 3)	—	8,583
Other liabilities (See Note 13)	143,701	92,684

Total liabilities	5,887,512	4,418,097

Commitments and contingencies (See Note 14)
Stockholders’ equity: (See Notes 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 55,214,225 and 54,396,824 shares	552	544
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, and 4,876,124 shares	49	49
Additional paid-in capital	259,702	259,770
Unearned compensation - restricted stock grants	(1,001)	(1,178)
Retained earnings	210,955	148,311

Total stockholders’ equity before accumulated other comprehensive income (loss)	470,257	407,496
Accumulated other comprehensive income (loss)	(992)	5,956

Total stockholders’ equity	469,265	413,452

Total liabilities and stockholders’ equity	$6,356,777	$4,831,549

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2004	2003	2002
Interest income:
Interest and fees on loans and leases (See Note 4)	$209,719	$207,446	$221,370
Interest and dividends on securities available for sale	18,083	24,313	42,406
Interest on tax exempt securities	4,048	—	—
Interest and dividends on other investment securities	17,354	19,653	32,100
Broker dealer interest	11,351	10,437	7,511

Total interest income	260,555	261,849	303,387

Interest expense:
Interest on deposits (See Note 7)	28,355	36,189	62,777
Interest on advances from FHLB	37,689	57,299	62,412
Interest on securities sold under agreements to repurchase and federal funds purchased	3,191	2,914	6,546
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	19,885	18,008	17,156
Capitalized interest on real estate development	(1,398)	(1,193)	—

Total interest expense	87,722	113,217	148,891

Net interest income	172,833	148,632	154,496
Provision for (recovery from) loan losses (See Note 4)	(5,109)	(547)	14,077

Net interest income after provision for (recovery from) loan losses	177,942	149,179	140,419

Non-interest income:
Investment banking income (See Note 3)	227,949	207,788	130,738
Service charges on deposits	51,435	40,569	26,479
Other service charges and fees	23,620	19,318	14,087
Income from real estate operations (Note 21)	2,405	5,642	—
Income from unconsolidated subsidiaries (See Note 22)	485	425	1,293
Securities activities, net (See Note 3)	3,730	(1,553)	8,578
Impairment of securities (See Note 3,23)	—	—	(18,801)
Litigation settlement (See Note 3,23)	22,840	—	—
Gains on sales of loans, net	483	122	1,840
Other	11,842	9,403	7,535

Total non-interest income	344,789	281,714	171,749

Non-interest expense:
Employee compensation and benefits (See Notes 11,13)	255,064	226,940	166,979
Occupancy and equipment (See Note 6)	48,146	40,036	39,196
Advertising and promotion	21,036	12,724	10,447
Amortization of intangible assets	1,715	1,772	1,360
Restructuring charge and impairment write-downs (See Note 6)	—	257	1,007
Cost associated with debt redemption (See Note 8,10)	11,741	12,543	3,125
Acquisition-related charges and impairments	—	—	4,925
Professional fees	16,101	16,311	7,527
Communications	12,527	13,783	10,152
Floor broker and clearing fees	9,835	9,227	8,192
Other	35,888	35,279	31,057

Total non-interest expense	412,053	368,872	283,967

Income from continuing operations before income taxes	110,678	62,021	28,201
Provision for income taxes (See Note 12)	39,910	23,424	9,051

Income from continuing operations	70,768	38,597	19,150
Discontinued operations, (less applicable income taxes of $16,512 and $6,825) (See Note 12)	—	29,120	22,543
Extraordinary items (less applicable provision for income taxes of $2,771) (See Note 2,12)	—	—	23,749
Cumulative effect of a change in accounting principle (less applicable income taxes of $1,246 ) (See Note 1,12)	—	—	(15,107)

Net income	$70,768	$67,717	$50,335

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002

Earnings per share (See Note 20)
Basic earnings per share from continuing operations	$1.19	$0.66	$0.33
Basic earnings per share from discontinued operations	—	0.50	0.39
Basic earnings per share from extraordinary items	—	—	0.41
Basic loss per share from cumulative effect of a change in accounting principle	—	—	(0.26)

Basic earnings per share	$1.19	$1.16	$0.87

Diluted earnings per share from continuing operations	$1.11	$0.62	$0.32
Diluted earnings per share from discontinued operations	—	0.46	0.35
Diluted earnings per share from extraordinary items	—	—	0.37
Diluted loss per share from cumulative effect of a change in accounting principle	—	—	(0.23)

Diluted earnings per share	$1.11	$1.08	$0.81

Cash dividends per Class A share	$0.136	$0.128	$0.120

Cash dividends per Class B share	$0.136	$0.128	$0.120

Basic weighted average number of common shares outstanding	59,525,532	58,509,894	57,997,556

Diluted weighted average number of common and common equivalent shares outstanding	63,056,435	62,354,430	64,400,725

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2004

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

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2004

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$67,717			67,717			67,717

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $5,296)	(9,330)
Minimum pension liability (less income tax provision of $4,194)	7,456
Unrealized gains associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gains associated with cash flow hedges (less income tax provision of $1,108)	2,306
Reclassification adjustment for cash flow hedges	513
Reclassification adjustment for net losses included in net income (less income tax provision of $559)	994

Other comprehensive income	2,387

Comprehensive income	$70,104

Levitt Corporation spin-off transaction		—	—	(125,573)	—	—	(125,573)
Dividends on Class A common stock		—	—	(6,903)	—	—	(6,903)
Dividends on Class B common stock		—	—	(622)	—	—	(622)
Issuance of Class A common stock		10	4,672	—	(134)	—	4,548
Tax effect relating to the exercise of stock options		—	2,264	—	—	—	2,264
Purchase and retirement of Class A common stock		—	(25)	—	—	—	(25)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of subsidiary stock options		—	(51)	—	—	—	(51)
Amortization of unearned compensation - restricted stock grants		—	—	—	165	—	165
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	2,387	2,387

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2004

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income (loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$70,768	—	—	70,768	—	—	70,768

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax provision of $188)	342
Minimum pension liability (less income tax benefit of $2,758)	(4,903)
Reclassification adjustment for net gain included in net income (less income tax benefit of $1,333)	(2,387)

Other comprehensive income (loss)	(6,948)

Comprehensive income	$63,820

Dividends on Class A Common Stock		—	—	(7,460)	—	—	(7,460)
Dividends on Class B Common Stock		—	—	(664)	—	—	(664)
Issuance of Class A common stock		15	3,724	—	—	—	3,739
Tax effect relating to the exercise of stock options		—	6,610	—	—	—	6,610
Retirement of Class A Common Stock relating to exercise of stock options		(3)	(4,348)				(4,351)
Retirement of Class A Common Stock (See Note 3)		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	177	—	177
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,948)	(6,948)

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2004	2003	2002
Operating activities:
Income from continuing operations	$70,768	$38,597	$19,150
Income from discontinued operations, net of tax	—	29,120	22,543
Income from extraordinary item, net of tax	—	—	23,749
Cumulative effect of a change in accounting principle, net of tax	—	—	(15,107)
Adjustment to reconcile net income to net cash provided by operating activities:
(Recovery) provision for credit losses (1)	(5,105)	1,465	17,019
Depreciation, amortization and accretion, net	16,299	18,685	10,638
Amortization of intangible assets	1,715	1,772	1,360
Securities activities, net	(3,730)	1,553	(8,578)
Gains on sale of REO	(694)	(1,984)	(117)
Gain on Gruntal transaction	—	—	(26,520)
Restructuring charges and impairment write-downs, net	—	257	4,852
Impairment of goodwill	—	—	16,353
Impairment of securities	—	—	18,801
Equity in earnings from unconsolidated subsidiaries	(485)	(8,341)	(8,866)
Litigation settlement	(22,840)	—	—
Costs associated with debt redemption	11,741	12,543	3,125
Issuance of forgivable notes receivable to Ryan Beck employees	(8,079)	(6,260)	(10,463)
Originations and repayments of loans held for sale, net	(163,988)	(32,494)	(21,279)
Proceeds from sales of loans held for sale	170,709	44,617	41,602
(Increase) decrease in securities owned activities, net	(878)	(43,194)	33,751
(Increase) decrease in accrued interest receivable	(8,116)	6,118	2,542
Increase in real estate inventory	(5,889)	(55,090)	(57,653)
Decrease (increase) in deferred tax asset, net	6,633	9,427	(4,510)
Increase (decrease) in other assets	1,342	(8,044)	(893)
Increase (decrease) in other liabilities	30,943	77,591	(25,509)
Increase (decrease) in due to clearing agent	(25,202)	10,353	(32,876)
Increase (decrease) in securities sold but not yet purchased	1,649	3,591	(1,629)

Net cash provided by operating activities	66,793	100,282	1,485

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2004	2003	2002
Investing activities:
Purchase of investment securities and tax certificates	(301,825)	(205,209)	(238,700)
Proceeds from redemption and maturity of investment securities and tax certificates	212,983	205,677	239,176
Purchase of securities available for sale	(676,900)	(278,977)	(356,493)
Proceeds from sales and maturities of securities available for sale	304,703	630,222	772,339
Net purchases and originations of loans and leases	(913,496)	(235,735)	(23,776)
Proceeds from sales of real estate owned	3,821	10,807	6,015
Additions to office properties and equipment	(48,925)	(12,599)	(23,676)
Proceeds from sales of properties and equipment	—	—	1,986
Proceeds from sales of bank facilities real estate held for sale	852	—	6,012
(Investments) and repayments from unconsolidated subsidiaries, net (Note 2)	485	(941)	(49,902)
(Purchases) redemptions of FHLB stock, net	(38,294)	24,618	(452)
Net cash proceeds from the sale of Ryan Beck’s subsidiaries (Note 2)	—	9,955	—
Acquisitions, net of cash acquired (Note 2)	—	—	(52,783)

Net cash provided (used) by investing activities	(1,456,596)	147,818	279,746

Financing activities:
Net increase in deposits	399,060	137,587	47,858
Reduction in deposits from sale of in-store branches, net	—	—	(42,597)
Proceeds from FHLB advances	1,220,000	275,000	227,499
Repayments of FHLB advances	(469,323)	(799,991)	(172,736)
Net increase (decrease) in federal funds purchased	105,000	—	(61,000)
Proceeds from notes and bonds payable	2,944	134,016	157,331
Issuance of trust preferred securities	—	—	180,375
Issuance of junior subordinated debentures	—	77,320	—
Repayment of notes and bonds payable	(1,798)	(112,341)	(95,468)
Retirement of subordinated notes and debentures	—	(70,855)	(21,716)
Retirement of trust preferred securities	—	—	(74,750)
Net increase (decrease) in securities sold under agreements to repurchase	157,834	4,767	(289,791)
Net cash reduction on Levitt Corporation spin-off (Note 2)	—	(21,413)	—
Issuance of common stock	2,334	4,472	1,296
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	(2,946)	—	—
Common stock dividends paid	(8,124)	(7,525)	(6,992)

Net cash provided (used) by financing activities	1,404,981	(378,963)	(150,691)

(Decrease) Increase in cash and cash equivalents	15,178	(130,863)	130,540
Cash and cash equivalents at the beginning of period	119,882	250,745	120,205

Cash and cash equivalents at end of period	$135,060	$119,882	$250,745

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2004	2003	2002
Cash paid for
Interest on borrowings and deposits	$87,869	$120,221	$158,914
Income taxes	26,565	31,115	36,790
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	1,401	2,450	13,067
Net loan recoveries (charge-offs)	5,524	(1,146)	(19,784)
Tax certificate net recoveries (charge-offs)	427	(203)	(1,123)
Reduction in stockholders’ equity from the retirement of Class A Common Stock obtained from litigation settlement	6,058	—	—
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	6,610	2,264	440
Change in accumulated other comprehensive income	(6,948)	2,387	(11,331)
Change in deferred taxes on other comprehensive income	(3,903)	1,019	(6,277)
Securities purchased pending settlement	25,546	—	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,405	—	—
Levitt dividend received in the form of a note receivable	—	8,000	—
Note receivable issued in connection with the GMS sale	—	13,681	—
Levitt notes receivable outstanding at date of spin-off	—	48,118	—
Note receivable issued in connection with Bluegreen stock transfer	—	5,500	—
Acquisition goodwill adjustments	—	734	9,144
Transfer of relocated branch to real estate held for sale	—	1,000	—
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	7,910	—
Increase in junior subordinated debentures related to trust deconsolidation	—	7,910	—
Transfer of guaranteed preferred beneficial interest in Company’s Junior Subordinated Debentures to junior subordinated debentures	—	180,375	—
Issuance of Class A common stock upon conversion of subordinated debentures	—	211	25
Issuance of notes payable under the Ryan Beck deferred compensation plan	—	—	3,675
Securities held to maturity transferred to available for sale	—	14,505	—

(1)	Provision for credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company”, “BBC”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal assets include BankAtlantic and its subsidiaries and RB Holdings, Inc. (“Ryan Beck”) and its subsidiaries. On December 31, 2003, the Company completed the spin-off of its wholly owned real estate development subsidiary, Levitt Corporation (“Levitt”), and during the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). Accordingly, the financial information of Levitt, GMS and Cumberland is not included in the Consolidated Statement of Financial Condition at December 31, 2004 and 2003 and is included in the Consolidated Statements of Operations for each of the years in the two year period ended December 31, 2003 as discontinued operations. The financial information of the above companies is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002.

     The accounting policies applied by the Company conform with accounting principles generally accepted in the United States of America.

     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic currently operates through a network of 74 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

     Ryan Beck, founded in 1946 and acquired by the Company in 1998, is a full service broker dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 14 states. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of tax-exempt, equity and debt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. As an investment banking firm, Ryan Beck provides capital-raising and advisory services, in addition to mergers and acquisitions transaction management. Ryan Beck operates the majority of its business on a fully-disclosed basis through a clearing broker, Pershing, a Bank of New York Securities Company. RB Holdings, Inc. was formed in July, 2003 as a holding company for Ryan Beck & Co., Inc.

     The Company has two classes of common stock. Class A shareholders are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 15% of the Company’s outstanding Class A common stock resulting in BFC owning 22% of the Company’s aggregate outstanding common stock. The percent of total common equity represented by Class A and Class B common stock was 92% and 8% at December 31, 2004, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, evaluation of securities for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.

     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2004.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Consolidation Policy — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, majority-owned joint ventures and variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board Interpretation No. 46R (“FIN No. 46”). On July 1, 2003, all of the company’s subsidiaries, except for Levitt and its subsidiaries, implemented the interpretation effective January 1, 2003. As a consequence of the implementation of FIN No. 46, the Company consolidated a 50% owned joint venture and deconsolidated its wholly owned statutory business trusts formed to issue trust preferred securities. The joint venture was acquired in connection with the Community acquisition and recorded at fair value on the acquisition date, resulting in no impact to our financial statements upon adoption of FIN No. 46. In periods ending prior to January 1, 2003, the statutory business trusts were included in the Company’s consolidated financial statements and the 50% owned joint venture was accounted for under the equity method of accounting. Prior to the implementation of FIN No. 46, the Company consolidated all entities in which it owned a majority of the voting securities. Less than majority-owned joint ventures in which the Company did not have a controlling interest were accounted for under the equity method of accounting. All inter-company transactions and balances have been eliminated.

     Cash Equivalents — Cash and due from depository institutions include demand deposits at other financial institutions and money market funds. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.

     Debt and Equity Securities — Debt securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are carried at amortized cost. Trading account securities consist of securities that are bought and held principally for the purpose of selling them in the near term and are carried at fair value with changes in the fair value included in earnings. All other debt securities are classified as available for sale and carried at fair value with the net unrealized gains and losses included in stockholders’ equity on an after-tax basis as other comprehensive income. The fair value of securities available for sale was estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models. Declines in the fair value of individual held to maturity and available for sale securities below their amortized cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

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

     Interest and dividends on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date.

     The specific identification method was used in determining cost in computing realized gains and losses in connection with sales of debt and equity securities.

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

     Loans Held for Sale — Such loans are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.

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

     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists an abundance of collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis.

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

     Investment Banking Activities – Investment banking revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial advisory services. Investment banking

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

management fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed.

     Securities Transactions — Proprietary securities transactions in regular-way trades are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

     Securities Owned and Securities Sold, But Not Yet Purchased – Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation model associated with securities that are not readily marketable.

     Real Estate Held for Development and Sale – This includes land, land development costs, and other construction costs associated with the Company’s investment in a real estate variable interest entity. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on an independent appraisal. The appraisal takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property.

     Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various housing units within the respective area based upon the most practicable methods, including specific identification and allocation based upon the relative sales value method or unit methods. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated and are allocated to those housing units based upon the most practicable methods. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred.

     Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.

     Revenue and all related costs and expenses from real estate sales are recognized at the time that closing has occurred. This is when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles in the United States of America for real estate transactions.

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

     At the date of adoption the fair values of all reporting units, except for the Ryan Beck reportable segment, exceeded

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

their respective carrying amounts at the adoption date. Based on an independent valuation, a $15.1 million impairment loss (net of a $1.2 million tax benefit) related to Ryan Beck was recorded effective as of January 1, 2002 as the cumulative effect of a change in accounting principle.

     Other intangible assets consist of core deposit intangible assets which were initially measured at fair value and are amortized over their useful life of ten years.

     Office Properties and Equipment– Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases.

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

     Long-lived assets to be abandoned or distributed to owners in a spin-off are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is revised and the asset is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) is ceased.

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

     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of undesignated derivative

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

instruments are reported in current-period earnings.

     At December 31, 2004 and 2003 the Company’s derivatives consisted of commitments to sell residential mortgage loans which were accounted for at fair value.

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

     Brokered Deposits –brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the interest method over the term of the brokered deposit.

     Stock-Based Compensation Plans – During the year ended December 31, 2004, the Company maintained both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized in connection with option grants that had an exercise price equal to the market value of the underlying common stock on the date of grant. The tax benefit recognized upon the exercise of certain options is recorded as a component of additional paid-in-capital.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Years Ended December 31,
(in thousands, except share data)	2004	2003	2002
Pro forma net income
Net income, as reported	$70,768	$67,717	$50,335
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	177	231	242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,973)	(1,897)	(1,948)

Pro forma net income	$68,972	$66,051	$48,629

Earnings per share:
Basic as reported	$1.19	$1.16	$0.87

Basic pro forma	$1.16	$1.14	$0.84

Diluted as reported	$1.11	$1.08	$0.81

Diluted pro forma	$1.09	$1.07	$0.79

New Accounting Pronouncements:

     In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations instead requiring all share based payments to be accounted for using a fair value method. For public companies the Statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. Additionally, under the modified retrospective application the Company can choose to only restate the prior interim periods in the year of adoption as the effective date of the Statement does not coincide with the beginning of the Company’s fiscal year. Management will adopt the Statement on July 1, 2005 and is currently evaluating the two transitional applications. Management estimates that compensation expense resulting from currently unvested options would be approximately $9.9 million to be recorded over the remaining vesting period of approximately four years. The estimated compensation expense from unvested options during the year ended December 31, 2005 is $3.0 million.

     The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The EITF provides guidance on the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115 and investments accounted for under the cost method of accounting. The guidance of EITF 03-01 requires that the Company make evidence-based judgments about the recovery of the unrealized loss (impairment), if any, on each security considering the severity and duration of the impairment and the Company’s ability and intent to hold the securities until the forecasted recovery. In September 2004 the FASB issued a FSP that delayed the effective date for the measurement and recognition guidance for the meaning of other-than-temporary impairment. The disclosure requirements were not deferred. At December 31, 2004, the securities portfolios were evaluated for other-than-temporary declines in value based on existing guidance contained in FASB No. 115, SAB Topic 5-M and FASB Staff Implementation Guide to FASB No. 115 resulting in no other-than-temporary impairment of the securities portfolios.

     In December 2003, the American Institute of Certified Public Accountants’ (“AICPA”) Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3 (“SOP”). The SOP addresses accounting for loans and debt securities acquired in purchase business combinations or purchased subsequent to origination with evidence of deterioration in credit quality since origination. The SOP prohibits the creation of valuation allowances in the initial accounting of all loans acquired that meet the criteria of the SOP. The SOP does not apply to originated loans. The SOP limits the yield that may be accreted to the excess of the purchaser’s estimate of undiscounted expected principal, interest and other cash flows over the purchaser’s initial investment. The SOP requires excess contractual cash flows over cash flows expected to be collected to not be recognized as an adjustment of yield, loss accrual or valuation allowance. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairments. The SOP is effective for loans and securities acquired in fiscal years beginning after December 15, 2004 with early adoption encouraged. Upon adoption as of January 1, 2005, the SOP did not have an impact on the Company’s financial statements.

2. Discontinued Operations and Acquisitions

Discontinued Operations

     During the year ended December 31, 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors. The above transactions were presented as discontinued operations in our statements of operations for the years ended December 31, 2003 and 2002.

     On December 31, 2003, the Company completed the spin-off of Levitt, by means of a distribution to its shareholders of all of the outstanding capital stock of Levitt. As a result of the spin-off, the Company no longer owns any shares of capital stock of Levitt. In connection with the spin-off, the Company converted a $30.0 million demand note owed to the Company by Levitt to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt’s stock (which additional shares were included in the spin-off). The transfer of the Bluegreen shares was accounted for at historical cost with no gain or loss recognized because at the date of the transfer, Levitt was a wholly owned subsidiary of the Company.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

This $5.5 million note was repaid in April 2004. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company in the form of a note due in five years bearing interest on the same basis as the $30.0 million note described above. Levitt operated independently from the Company and its other subsidiaries. As a consequence, common costs incurred by the Company on behalf of Levitt were inconsequential.

     As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. If these covenants are not maintained, Ryan Beck can exercise its rights of default under the note, including pursing the sale of the collateral. Ryan Beck did not recognize any gain or loss associated with the transaction. The promissory note is at a federal funds rate plus an applicable margin and is payable in 27 equal quarterly installments continuing until June 2010 with a final payment of $4.4 million in September 2010. At December 31, 2004 and 2003, the outstanding balance of the promissory note was $6.1 million and $12.0 million, respectively.

     During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss.

     The components of earnings from discontinued operations are as follows (in thousands):

	For the Years Ended
	December 31,
	2003	2002
Net interest income	$5,870	$3,312
Non-interest income:
Investment banking income	17,782	20,418
Income from real estate operations	73,547	49,498
Income from unconsolidated subsidiaries	9,564	6,208
Other	4,535	4,050

Total non-interest income	105,428	80,174

Non-interest expense:
Employee compensation and benefits	37,222	31,969
Occupancy and equipment	744	763
Advertising and promotion	4,546	3,386
Selling, general and administrative	16,504	12,190
Professional fees	3,063	2,282
Communications	1,148	1,162
Floor broker and clearing fees	683	668
Other	1,756	1,698

Total non-interest expenses	65,666	54,118

Income from discontinued operations before income taxes	45,632	29,368
Provision for income taxes	16,512	6,825

Income from discontinued operations, net of tax	$29,120	$22,543

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     The following table summarizes the assets and liabilities sold or transferred associated with discontinued operations and the cash proceeds received or transferred (in thousands):

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

     On March 22, 2002, BankAtlantic acquired Community Savings Bankshares Inc., the parent company of Community Savings, F.A. (“Community”), for $170.3 million in cash and immediately merged Community into BankAtlantic. At the acquisition date, BankAtlantic Bancorp made a $78.5 million capital contribution to BankAtlantic. BankAtlantic funded the acquisition of Community using such capital contribution received from BankAtlantic Bancorp and funds obtained from the liquidation of investments. Community’s results of operations have been included in the Company’s consolidated financial statements since March 22, 2002. Community was a federally chartered savings and loan association founded in 1955 and headquartered in North Palm Beach, Florida. At March 22, 2002, Community had assets of $909 million and deposits of $637 million and 21 branches. The Community acquisition was accounted for based on the purchase

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

method of accounting. In the purchase method of accounting, the assets acquired and liabilities assumed are fair valued and goodwill is recorded for the excess of the purchase price over the fair value of the net assets acquired.

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

     The purchase price of Community consisted of $170.3 million in cash and $500,000 of acquisition professional fees. The cost of the Gruntal transaction consisted of a $6.0 million cash payment, $750,000 of acquisition professional fees and an estimated $1.05 million of contingent consideration payable to Gruntal. The $1.05 million contingent consideration to Gruntal relates to possible deferred compensation plan participant forfeitures and represents the maximum amount of additional consideration. Ryan Beck paid Gruntal $350,000 and $350,000 of contingent consideration during the year ended December 31, 2004 and 2003, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

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

	For the Year Ended
	December 31, 2002
(in thousands, except per share data)	Historical	Pro Forma
Interest income	$303,387	$319,341
Interest expense	148,891	155,611
Provision for loan losses	14,077	16,121

Net interest income after provision for loan losses	$140,419	$147,609

Income from continuing operations	19,150	15,461

Basic earnings per share from continuing operations	$0.33	$0.27

Diluted earnings per share from continuing operations	$0.32	$0.26

     During April 2002, the Company’s and Levitt’s ownership in Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange-listed company engaged in the acquisition, development, marketing and sale of primarily drive-to vacation interval resorts, golf communities and residential land, increased from approximately 5% to 40%. This interest in Bluegreen was acquired for an aggregate purchase price of approximately $56 million. The Company acquired approximately 5% of Bluegreen common stock during the first quarter of 2001, and Levitt acquired approximately 35% of Bluegreen common stock in April 2002. As a consequence the Company’s investment in Bluegreen was accounted for as an investment in an unconsolidated subsidiary under the equity method of accounting. The equity in earnings from Bluegreen is included in discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2003 and 2002.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

3. Available for Sale Securities, Investment Securities, Tax Certificates and Short-Term Investments

     The following tables summarize available-for-sale securities, investment securities and tax certificates (in thousands):

	Available for Sale
	December 31, 2004				December 31, 2003
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$401,566	$3,848	$1,587	$403,827	315,520	$6,262	$529	$321,253
Real estate mortgage investment conduits	96,938	188	436	96,690	17,378	120	—	17,498

Total mortgage-backed securities	498,504	4,036	2,023	500,517	332,898	6,382	529	338,751

Investment Securities:
Tax-exempt securities	219,322	2,062	1,030	220,354	—	—	—	—
Other bonds	585	—	—	585	585	—	—	585
Equity securities	23,025	2,679	—	25,704	15,775	3,400	—	19,175

Total investment securities	242,932	4,741	1,030	246,643	16,360	3,400	—	19,760

Total	$741,436	$8,777	$3,053	$747,160	349,258	$9,782	$529	$358,511

	Investment Securities and Tax Certificates
	December 31, 2004				December 31, 2003
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Tax certificates (1) —
Net of allowance of $3,297	$166,731	$—	$—	$166,731	$—	$—	$—	$—
Net of allowance of $2,870	—	—	—	—	190,906	—	—	190,906
Tax-exempt securities	133,562	302	777	133,087	—	—	—	—
Limited partnership (2)	5,000	345	—	5,345	—	—	—	—
Investment securities (3)	1,800	—	—	1,800	1,800	—	—	1,800

	$307,093	$647	$777	$306,963	$192,706	$—	$—	$192,706

(1)	Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market and are deemed to approximate fair value.

(2)	The limited partnership invests in companies in the financial service industry and is recorded at fair value.

(3)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     The following table shows the gross unrealized losses and fair value of the Company’s available for sale securities and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$91,091	$(1,256)	$52,253	$(331)	$143,344	$(1,587)
Real estate mortgage investment conduits	71,705	(436)	—	—	71,705	(436)
Tax exempt securities	71,523	(1,030)	—	—	71,523	(1,030)

Total available for sale securities:	234,319	(2,722)	52,253	(331)	286,572	(3,053)

Investment securities
Tax exempt securities	78,585	(777)	—	—	78,585	(777)

Total	$312,904	$(3,499)	$52,253	$(331)	$365,157	$(3,830)

     Unrealized losses on mortgage-backed securities outstanding greater than twelve months at December 31, 2004 were caused by interest rate increases. The cash flows of these securities are guaranteed by government agencies. Management expects that the mortgage-backed securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2004.

     Unrealized losses on securities outstanding less than twelve months at December 31, 2004 were also caused by interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2004.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities		Tax Certificates and
	Available for Sale		Investment Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
December 31, 2004 (1) (2)	Cost	Value	Cost	Value
Due within one year	$4,419	$4,398	$118,725	$118,725
Due after one year, but within five years	6,285	6,226	48,006	48,006
Due after five years, but within ten years	86,136	86,051	—	—
Due after ten years (3)	621,571	624,781	133,562	133,087

Total	$718,411	$721,456	$300,293	$299,818

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(3)	Amounts include $294 million of callable tax exempt securities with call dates ranging from 2008 to 2015.

     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$2,870	$1,873	$1,521

Charge-offs	(491)	(869)	(1,783)
Recoveries	918	666	660

Net recoveries (charge-offs)	427	(203)	(1,123)

Provision charged to operations	—	1,200	1,475

Balance, end of period	$3,297	$2,870	$1,873

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     The components of gains and losses on sales of securities were (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Gross gains on securities activities	$3,694	$457	$8,711
Gross losses on securities activities	—	(1,961)	(67)
Realized gain on future contract	36	—	—
Realized loss on future contract	—	(49)	(66)

Net (losses) gains on the sales of securities available for sale	$3,730	$(1,553)	$8,578

     Proceeds from sales of securities available for sale were $95.6 million, $40.1 million, and $197.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Included in gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts. The interest rate swaps were accounted for as a cash flow hedge and the unrealized losses were recorded in other comprehensive income during the year ended December 31, 2002.

     During 1999, the Company entered into a strategic relationship and paid $10 million in cash and issued 848,364 shares of Class A common stock to acquire an interest in a privately held technology company. During 2002, the Company performed an evaluation of its investment in the technology company determining that there was an other-than-temporary decline in value resulting in the Company writing off its entire $15 million investment in the technology company. The Company also recognized an impairment charge of $3.8 million during the year ended December 31, 2002 on other equity securities resulting from significant declines in their value that were considered other than temporary due to the financial condition and near term prospects of the issuers of the equity securities.

     In March 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company and its affiliates and the technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock that had been owned by the technology company with a $6.1 million fair value. The Company retired the Class A common stock on the settlement date.

     The Company’s securities owned consisted of the following (in thousands):

	December 31,
	2004	2003
Debt obligations:
States and municipalities	$10,824	$9,903
Corporations	10,093	5,159
U.S. Government and agencies	57,659	62,229
Corporate equity	18,042	15,072
Mutual funds	27,898	24,639
Certificates of deposits	927	7,563

Total	$125,443	$124,565

     All the securities owned at December 31, 2004 and 2003 were associated with Ryan Beck’s trading activities conducted both as principal and as agent on behalf of the firm and individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $90.4 million, $95.5 million and $49.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of December 31, 2004, balances due from the clearing broker were $16.6 million. As of December 31, 2003, balances due to the clearing broker were $8.6 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

     Securities sold, but not yet purchased consists of the following (in thousands):

	December 31,
	2004	2003
Corporate equity	$3,498	$3,544
Corporate bonds	9,958	1,963
State and municipalities	269	67
U.S. Government agencies	25,384	32,231
Certificates of deposits	353	8

	$39,462	$37,813

     Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

     The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Ending Balance	$—	$—	$30,145
Maximum outstanding at any month end within period	$—	$160,000	$30,145
Average amount invested during period	$—	$31,589	$4,558
Average yield during period	—	0.60%	0.73%

     The underlying securities associated with the securities purchased under resell agreements during the years ended December 31, 2003 and 2002 were held by the Company.

     The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended
	2004	2003	2002
Ending Balance	$5,100	$—	$20,000
Maximum outstanding at any month end within period	$54,530	$83,000	$20,000
Average amount invested during period	$6,282	$16,499	$3,928
Average yield during period	0.75%	1.01%	1.45%

     The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

	December 31,
	2004	2003
Treasury tax and loan	$1,784	$1,724
Repurchase agreements	312,171	144,984
Public deposits	53,838	—
Interest rate swap and forward contracts	—	174

	$367,793	$146,882

     The counter party to the repurchase agreements has the right to engage in other repurchase transactions with the pledged securities but must deliver the pledged securities to BankAtlantic at the termination of the agreement.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

     The change in net unrealized holding gains or losses on available for sale securities, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2004	2003	2002
Net change in other comprehensive income on securities	$(3,190)	$(13,073)	$(3,085)
Change in deferred taxes (benefits) on net unrealized appreciation (depreciation) on securities	(1,145)	(4,737)	(1,109)

Change in stockholders’ equity from net unrealized appreciation (depreciation) on securities	$(2,045)	$(8,336)	$(1,976)

     The components of accumulated other comprehensive income included in stockholders’ equity was as follows (in thousands):

	December 31,
	2004	2003
Unrealized gains on securities	$3,911	$5,956
Minimum pension liability	(4,903)	—

Accumulated other comprehensive income	$(992)	$5,956

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

4. Loans Receivable

     The loan portfolio consisted of the following components (in thousands):

	December 31,
	2004	2003
Real estate loans:
Residential	$2,065,658	$1,343,657
Construction and development	1,454,048	1,345,449
Commercial	1,075,391	1,064,043
Small business	123,740	107,852
Loans to Levitt Corporation	8,621	18,118
Other loans:
Home equity	457,058	333,655
Commercial business	91,505	91,724
Small business – non-mortgage	66,679	51,898
Loans to Levitt Corporation	38,000	43,500
Consumer loans	14,540	17,892
Deposit overdrafts	3,894	4,036
Residential loans held for sale	4,646	2,254
Discontinued loans products (1)	8,285	35,527

Total gross loans	5,412,065	4,459,605

Adjustments:
Undisbursed portion of loans in process	(767,804)	(728,100)
Premiums related to purchased loans	6,609	6,898
Deferred fees	(5,812)	(6,655)
Allowance for loan and lease losses	(46,010)	(45,595)

Loans receivable – net	$4,599,048	$3,686,153

(1) Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.

BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2004:

Florida	56%
California	12%
Northeast	8%
Other	24%

100%

     Loans to Levitt amounting to $38.0 million are unsecured and $8.6 million of loans to Levitt are construction loans secured by land and improvements at December 31, 2004.

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)

Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$45,595	$48,022	$44,585

Loans charged-off	(4,076)	(11,723)	(28,663)
Recoveries of loans previously charged-off	9,600	10,577	8,879

Net recoveries (charge-offs)	5,524	(1,146)	(19,784)
Allowance for loan losses, acquired	—	(734)	9,144
Net provision charged (credited) to operations	(5,109)	(547)	14,077

Balance, end of period	$46,010	$45,595	$48,022

     The following summarizes impaired loans (in thousands):

	December 31, 2004		December 31, 2003
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$247	$123	$361	$181
Impaired loans without specific valuation allowances	8,123	—	12,325	—

Total	$8,370	$123	$12,686	$181

     The average gross recorded investment in impaired loans was $10.3 million, $16.3 million and $39.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Contracted interest income	$464	$666	$1,575
Interest income recognized	(192)	(396)	(768)

Foregone interest income	$272	$270	$807

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

Non-performing assets (in thousands):

	December 31,
	2004	2003	2002
Non-accrual - tax certificates	$381	$894	$1,419
Non-accrual - loans
Residential	5,538	9,777	14,237
Commercial real estate and business	340	52	1,474
Small business	88	155	239
Lease financing	727	25	3,900
Consumer	1,210	794	532
Real estate owned	692	2,422	9,607
Other repossessed assets	—	—	4

Total non-performing assets	8,976	14,119	31,412

Specific valuation allowance	—	—	(1,386)

Total non-performing assets, net	$8,976	$14,119	$30,026

Other potential problem loans (in thousands):

	December 31,
	2004	2003	2002
Loans contractually past due 90 days or more and still accruing	$—	$135	$100
Performing impaired loans, net of specific allowances	320	180	—
Restructured loans	24	1,387	1,882

Total potential problem loans	$344	$1,702	$1,982

     Loans contractually past due 90 days or more represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Performing impaired loans are impaired loans which are still accruing interest. There were no commitments to lend additional funds on non-performing loans and BankAtlantic has $200,000 of commitments to lend additionally funds to potential problem loans at December 31, 2004.

     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$137	$1,122	$872
Provisions for losses on REO	5	812	1,467
Net (gains) losses on sales	(694)	(1,984)	(117)

Total (income) loss	$(552)	$(50)	$2,222

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS– (Continued)

     Activity in the allowance for real estate owned consisted of (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$—	$—	$—
Net charge-offs:
Commercial real estate	—	(750)	(1,500)
Residential real estate	(5)	(62)	33

Total net charge-offs	(5)	(812)	(1,467)
Provision for losses on REO	5	812	1,467

Balance, end of period	$—	$—	$—

5. Accrued Interest Receivable

     Accrued interest receivable consists of (in thousands):

	December 31,
	2004	2003
Loans receivable	$22,128	$15,700
Investment securities and tax certificates	9,527	10,269
Securities available for sale	4,327	1,897

Accrued interest receivable	$35,982	$27,866

6. Office Properties and Equipment

     Office properties and equipment was comprised of (in thousands):

	December 31,
	2004	2003
Land	$28,958	$28,749
Buildings and improvements	81,650	64,119
Furniture and equipment	73,702	49,923

Total	184,310	142,791
Less accumulated depreciation	54,520	49,214

Office properties and equipment - net	$129,790	$93,577

     During 2004, BankAtlantic finalized a plan to renovate the interior of its existing branches. BankAtlantic has incurred approximately $4.1 million of renovation costs as of December 31, 2004. As a consequence of the branch renovation plan, BankAtlantic shortened the estimated lives of $2.8 million of branch fixed assets resulting in $1.5 million of additional depreciation expense during the year ended December 31, 2004.

     During 2002, BankAtlantic purchased a $14.3 million facility to consolidate BankAtlantic’s headquarters and back office operations into a centralized location. BankAtlantic has incurred approximately $24.5 million in renovation costs on this building as of December 31, 2004.

     During 2002, the Company discontinued certain ATM relationships, resulting in an $801,000 restructuring charge and a $206,000 impairment write-down.

     Depreciation expense was $11.9 million, $10.0 million and $10.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in furniture and equipment at December 31, 2004 and 2003 was $5.4 million and $4.7 million, respectively, of unamortized software costs.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Deposits

     The weighted average nominal interest rate payable on deposit accounts at December 31, 2004 and 2003 was 0.87% and 0.94%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Interest free checking	$890,398	25.75%	$645,036	21.09%
Insured money fund savings
1.05% at December 31, 2004,
0.83% at December 31, 2003	875,422	25.32	865,590	28.31
NOW accounts
0.30% at December 31, 2004,
0.30% at December 31, 2003	658,137	19.04	533,888	17.46
Savings accounts
0.28% at December 31, 2004,
0.28% at December 31, 2003	270,001	7.81	208,966	6.83

Total non-certificate accounts	2,693,958	77.92	2,253,480	73.69

Certificate accounts:
Less than 2.00%	302,319	8.74	455,709	14.90
2.01% to 3.00%	327,958	9.49	147,446	4.82
3.01% to 4.00%	74,439	2.15	45,546	1.49
4.01% to 5.00%	21,357	0.62	51,379	1.68
5.01% and greater	34,988	1.01	102,382	3.35

Total certificate accounts	761,061	22.01	802,462	26.24

Total deposit accounts	3,455,019	99.93	3,055,942	99.93

Premium on brokered deposits	(308)	(0.01)	(798)	(0.03)
Fair value adjustment related to acquisitions	16	0.00	472	0.02
Interest earned not credited to deposit accounts	2,475	0.08	2,526	0.08

Total	$3,457,202	100.00%	$3,058,142	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Money fund savings and NOW accounts	$10,860	$11,142	$15,338
Savings accounts	652	856	1,362
Certificate accounts - below $100,000	8,126	10,914	24,177
Certificate accounts, $100,000 and above	8,873	13,457	22,140
Less early withdrawal penalty	(156)	(180)	(240)

Total	$28,355	$36,189	$62,777

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2004, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
0.00% to 2.00%	$288,852	$10,462	$2,348	$276	$369	$13
2.01% to 3.00%	215,061	90,250	18,025	3,444	1,179	—
3.01% to 4.00%	19,589	3,192	23,442	18,982	8,819	415
4.01% to 5.00%	2,977	7,655	3,901	638	6,183	2
5.01% and greater	29,625	3,073	1,988	298	—	3

Total	$556,104	$114,632	$49,704	$23,638	$16,550	$433

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2004
3 months or less	$71,277
4 to 6 months	90,051
7 to 12 months	138,019
More than 12 months	97,872

Total	$397,219

     Included in certificate accounts at December 31 was (in thousands):

	2004	2003
Brokered deposits	$140,116	$145,559
Public deposits	114,052	180,241

Total institutional deposits	$254,168	$325,800

     Ryan Beck acted as principal dealer in obtaining $20.6 million and $20.7 million of the brokered deposits outstanding as of December 31, 2004 and 2003, respectively. BankAtlantic has various relationships for obtaining brokered deposits. These relationships are considered as an alternative source of borrowings, when and if needed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Advances from Federal Home Loan Bank and Federal Funds Purchased

Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Payable During Year	Year		December 31
Ending December 31,	Callable	Interest Rate	2004	2003
2004		2.80% to 5.68%	$—	$6,250
2005		1.86%	7,500	17,500
2006		1.89%	10,417	18,750
2007		5.68%	—	25,000
2008		5.14% to 5.67%	409,000	492,000
2010		5.84% to 6.34%	32,000	32,000
2011		4.50% to 4.90%	50,000	—

Total fixed rate advances			508,917	591,500

2008	2004	1.31%	—	25,000
2011	2004	4.50% to 4.90%	—	50,000
2011	2005	5.05%	30,000	30,000

Total callable fixed rate advances - European			30,000	105,000

2009	2004	5.06%	—	10,000
2009	2005	4.46%	10,000	—

Total callable fixed rate advances - Bermuda			10,000	10,000

Adjustable rate advances
2004		1.17% to 1.40%	—	50,000
2005		2.13% to 2.57%	870,000	—
2006		1.18% to 2.39%	125,000	25,000

Total adjustable rate advances			995,000	75,000

Purchase accounting fair value adjustments			580	705

Total FHLB advances			$1,544,497	$782,205

Average cost during period			3.93%	4.79%

Average cost end of period			3.41%	4.67%

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

     At December 31, 2004, $2.1 billion of 1-4 family residential loans, $285.9 million of commercial real estate loans and $450.3 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.

     BankAtlantic’s line of credit with the FHLB is limited to 30% of assets, subject to available collateral, with a maximum term of 10 years.

     On December 31, 2004, BankAtlantic pledged $9.7 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $8.0 million. The FRB line of credit has not yet been utilized by the Company.

     During the year ended December 31, 2004, BankAtlantic prepaid $108 million of fixed rate FHLB advances. Of this amount, $25 million had an average interest rate of 5.68% and was scheduled to mature in 2007, and the remaining $83 million had an average interest rate of 5.51% and was scheduled to mature in 2008. As a result of the prepayments, BankAtlantic incurred prepayment penalties of $11.7 million.

     During the year ended December 31, 2003, the Company repaid $325 million of fixed rate FHLB advances that

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have matured within 24 months and incurred a prepayment penalty of $10.9 million. The weighted average rate of FHLB advances repaid was 5.57%.

Federal Funds Purchased:

     BankAtlantic established $235.0 million of lines of credit with other banking institutions for the purchase of federal funds. The following table provides information on federal funds purchased at December 31, (dollars in thousands):

	2004	2003	2002
Ending balance	$105,000	$—	$—
Maximum outstanding at any month end within period	$105,000	$180,000	$85,000
Average amount outstanding during period	$47,661	$60,179	$47,704
Average cost during period	2.47%	1.29%	1.85%

9. Securities Sold Under Agreements to Repurchase

     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2004 and 2003, the outstanding balances of customer repurchase agreements were $99.6 million and $138.8 million, respectively. Repurchase agreements outstanding to institutions at December 31, 2004 and 2003 were $197.0 million and $0, respectively.

     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Maximum borrowing at any month-end within the period	$374,824	$365,042	$540,880
Average borrowing during the period	$189,398	$193,068	$327,001
Average interest cost during the period	1.26%	1.11%	1.73%
Average interest cost at end of the period	2.16%	0.73%	1.08%

     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2004 (1)
Mortgage-backed securities	$213,824	$215,904	$202,358	2.09%
REMIC	96,644	96,267	94,285	2.30

Total	$310,468	$312,171	$296,643	2.16%

December 31, 2003 (1)
Mortgage-backed securities	$124,759	$128,118	$122,661	0.73%
REMIC	16,846	16,866	16,148	0.73

Total	$141,605	$144,984	$138,809	0.73%

(1)	At December 31, 2004 and 2003, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     All repurchase agreements existing at December 31, 2004 matured and were repaid in January 2005. These securities were held by unrelated broker dealers.

10. Notes, Bonds and Junior Subordinated Debentures

     The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2004 and 2003 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2004	2003	Rate	Date
BBC Borrowings

Bank line of credit	8/24/00	$100	$100	Prime -0.50%	3/1/2005

Total BBC borrowings		100	100

BankAtlantic Borrowings
Subordinated debentures (1)	10/29/02	22,000	22,000	LIBOR + 3.45%	11/7/2012
Development notes	3/22/02	1,036	856	Prime + 1.00%	8/28/06
Development notes	3/22/02	4,647	1,883	Prime + 0.75%	5/1/06
Mortgage-backed bond	3/22/02	9,958	10,954	(2)	9/30/2013

Total BankAtlantic borrowings		37,641	35,693

RB Holdings, Inc. Borrowings
Notes Payable	4/26/02	—	802	LIBOR + 2.65%	5/1/2004

Total notes and bonds		$37,741	$36,595

(1)	LIBOR interested rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

     The Company had the following junior subordinated debentures outstanding at December 31, 2004 and 2003 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate	Date	Date
Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%	3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%	9/30/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40 (2)%	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45 (2)%	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65 (2)%	4/07/2033	4/07/2008

Total Subordinated Debentures (1)		$263,266

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Annual maturities of Junior Subordinated Debentures and other debt outstanding at December 31, 2004 are as follows (in thousands):

Year Ending
December 31,	Amount
2005	$100
2006	5,683
2007	—
2008	—
2009	—
Thereafter	295,224

$301,007

     At December 31, 2004 and 2003, $6.7 million and $7.6 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s statements of financial condition.

Junior Subordinated Debentures:

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

     A portion of the net proceeds from issuance of junior subordinated debenture during the years ended December 31, 2003 and 2002 were used to redeem the Company’s $45.8 million of 5.625% Convertible Subordinated Debentures, retire $74.8 million of 9.5% trust preferred securities, $21 million of 9% subordinated debentures and pay down $16 million of borrowings under the Company’s credit facility with an unrelated financial institution. The Company incurred costs associated with the above debt redemptions of $1.6 million and $3.1 million during the years ended December 31, 2003 and 2002, respectively.

BBC:

Revolving Credit Facility:

     The Company maintained a revolving credit facility of $30 million from an independent financial institution. The credit facility contained customary financial covenants relating to regulatory capital and maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company was in compliance with all loan covenants at December 31, 2004. The facility was repaid in March 2005.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BankAtlantic:

     In connection with the acquisition of Community, BankAtlantic assumed a $15.9 million mortgage-backed bond, valued at $14.3 million at the acquisition date. The bond had a $10.0 million outstanding balance at December 31, 2004. BankAtlantic pledged $15.2 million of residential loans as collateral for this bond at December 31, 2004.

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

     The development notes are the obligation of a real estate joint venture that was acquired in connection with the acquisition of Community. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus 0.75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes mature in 2006. BankAtlantic’s wholly-owned subsidiary has a 50% interest in the real estate joint venture and effective January 1, 2003, the joint venture was included in the Company’s consolidated financial statements upon the implementation of FIN No. 46.

Ryan Beck:

     As part of the Gruntal transaction, Ryan Beck assumed a $3.4 million note payable secured by leasehold improvements and equipment in nine branch locations. The note was repaid in May 2004.

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

11. Restricted Stock, Common Stock and Common Stock Option Plans

Issuance and Redemption of Class A Common Stock

     In April 2003, the Company called for redemption approximately $45.8 million of its 5.625% Convertible Subordinated Debentures due 2007. The Convertible Subordinated Debentures were redeemed at a redemption price of 102% of the principal amount plus accrued and unpaid interest through the redemption date. During the period between the mailing of the notice of redemption and the redemption, approximately $211,000 of Convertible Subordinated Debentures were converted by holders into an aggregate of 18,754 shares of Class A Common Stock.

     During the years ended December 31, 2004, 2003 and 2002, the Company received net proceeds of $3.7 million, $4.5 million and $1.2 million, respectively, from the exercise of stock options. During the year ended December 31, 2004, the Company redeemed 268,644 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes.

Restricted Stock:

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

     During the years ended December 31, 2004, 2003 and 2002, the Company issued 0, 12,500 and 1,500 shares, respectively, of restricted Class A common stock to certain key employees of BankAtlantic. The restricted stock vests over

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated periods and had a fair market value of $0, $148,000 and $17,000 on the issue dates, respectively. During the years ended December 31, 2004, 2003 and 2002, 19,500, 54,760 and 21,000 shares, respectively, of restricted stock vested and 163,787 shares of restricted stock remain outstanding.

     In May 2004, BankAtlantic Bancorp’s stockholders approved the Company’s 2004 restricted stock incentive plan for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility and to provide additional incentive to the employees of the Company or its subsidiaries. The maximum aggregate number of shares which may be issued for restricted stock awards under the Plan is 250,000 shares. No shares have been granted under the Plan at December 31, 2004.

Retention Pool:

     In connection with the acquisition of Ryan Beck in June 1998, the Company established a retention pool covering certain key officers of Ryan Beck. All participants in the retention pool vested on June 28, 2002, and received, in the aggregate, 5,941 shares of the Company’s Class A common stock, and $3.8 million in cash and notes payable for an aggregate principal amount of $3.7 million. The notes payable had a 5.75% interest rate and were paid in full in May 2003. Included in the Company’s statement of operations during 2002 was $1.0 million of compensation expense associated with the retention pool.

BankAtlantic Bancorp Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term (3)	Authorized (6)	Stock	Requirements	Options (5)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A	(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(2)	NQ
1999 Stock Option Plan	10 years	862,500	A	(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Vesting is established by the Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck the Company assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire.

(5)	ISO - Incentive Stock Option

NQ - Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. The Company’s shareholders increased the number of shares authorized under the 2001 stock option plan to 3,000,000 at the 2002 Annual Meeting and in January 2004, in connection with the Levitt spin-off the Company adjusted the shares authorized under the 2001 Amended and Restated Stock Option Plan to 3,918,891.

     In January 2004, the Compensation Committee adjusted all outstanding options to acquire Class A common stock that were outstanding prior to the Levitt spin-off to reflect the change in intrinsic value of the Company’s Class A common stock that resulted from the spin-off. The options were adjusted in accordance with FASB Interpretation No. 44 whereby the aggregate intrinsic value of the options immediately after the Levitt spin-off was adjusted to equal the aggregate intrinsic value of the options immediately before the Levitt spin-off and options were also adjusted so that the ratio of the exercise price per share to the market value per share remained unchanged. The option adjustment was accounted for as if the outstanding options prior to the Levitt spin-off were cancelled and new options were issued at the adjusted exercise price and number of shares. As a consequence of the above adjustments the outstanding options increased from 5,311,365 to 6,938,220 and the weighted average exercise price was reduced from $6.04 to $4.62. Prior period shares and exercise prices have been retroactively adjusted in the tables below to reflect the Levitt spin-off adjustment.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of the Company’s Class A common stock option activity:

Class A
Outstanding
Options
Outstanding at December 31, 2001	7,127,260
Exercised	(351,953)
Forfeited	(318,222)
Issued	992,263

Outstanding at December 31, 2002	7,449,348
Exercised	(1,301,470)
Forfeited	(224,781)
Issued	1,015,123

Outstanding at December 31, 2003	6,938,220
Exercised	(1,461,678)
Forfeited	(77,797)
Issued	776,100

Outstanding at December 31, 2004	6,174,845

Available for grant at December 31, 2004	596,393

	For the Years Ended December 31,
	2004	2003	2002
Weighted average exercise price of options outstanding	$6.79	$4.62	$4.17
Weighted average exercise price of options exercised	$2.56	$4.10	$3.81
Weighted average price of options forfeited	$8.15	$5.14	$6.76

     The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average
	Number of			Risk Free		Expected
Year of	Options	Grant Date	Exercise	Interest	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	Volatility	Yield
2002	992,263	$4.25	$8.56	4.65%	47.00%	1.04%
2003	1,015,123	$3.66	$7.45	3.34%	50.00%	1.27%
2004	776,100	$8.42	$18.20	4.32%	41.00%	0.73%

     The employee turnover factor was 1.00% for officer incentive and non-qualifying stock options during the year ended December 31, 2004 and 2002, respectively. The employee turnover factor was 6.00% for incentive and non-qualifying stock options during the year ended December 31, 2003. The expected life for options issued during 2004, 2003 and 2002 was 7.0 years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price
A	$1.73 to $ 1.91	620,358	0.3 years	$1.77	620,358	$1.77
A	$1.92 to $ 3.83	1,533,561	4.3 years	3.19	469,150	3.71
A	$3.84 to $ 6.70	1,347,449	3.4 years	4.94	1,345,947	4.94
A	$6.71 to $ 9.36	1,897,377	7.6 years	8.00	108,416	8.03
A	$9.37 to $18.20	776,100	9.5 years	18.20	35,000	18.20

		6,174,845	5.4 years	$6.79	2,578,871	$4.28

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
A	$1.73 to 1.91	1,673,384	0.9 years	$1.77	1,281,013	$1.77
A	$1.92 to 3.83	1,563,844	5.3 years	3.19	368,829	3.71
A	$3.84 to 6.70	1,752,835	4.5 years	4.89	725,370	5.00
A	$6.71 to 9.36	1,948,157	8.7 years	8.00	82,995	8.38

		6,938,220	5.0 years	$4.62	2,458,207	$3.23

     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/02	Contractual Life	Price	at 12/31/02	Price
A	$1.73 to 1.91	1,985,110	1.8 years	$1.77	1,985,110	$1.77
A	$1.92 to 3.83	1,749,837	6.1 years	3.22	618,093	3.71
A	$3.84 to 6.70	2,659,407	5.5 years	4.88	985,046	4.87
A	$6.71 to 9.36	1,054,994	8.5 years	8.47	120,202	7.99

		7,449,348	5.1 years	$4.17	3,708,451	$3.11

Ryan Beck Stock Option Plan:

     Ryan Beck’s Board of Directors adopted the RB Holdings, Inc. Option Plan (the “Plan”) effective March 29, 2002. In April 2004, Ryan Beck’s Board of Directors declared a 3 for 1 stock split increasing Ryan Beck’s outstanding shares from 8,125,000 to 24,375,000, all of which is owned by the Company. Ryan Beck adjusted the exercise price and number of options granted for all options then outstanding in order to restore the option holder’s intrinsic value. Additionally, shares authorized under the Plan were adjusted from 510,000 shares to 1,530,000 shares. In April 2004, the Plan was amended to increase the number of shares of Ryan Beck stock authorized for issuance under the Plan from 1,530,000 to 2,437,500. All shares and exercise prices below have been adjusted for the stock split.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2001	—
Issued	1,477,500

Outstanding at December 31, 2002	1,477,500
Exercised	—
Forfeited	(22,500)
Issued	75,000

Outstanding at December 31, 2003	1,530,000
Exercised	(90,000)
Forfeited	(15,000)
Issued	820,500

Outstanding at December 31, 2004	2,245,500

Available for grant at December 31, 2004	102,000

     In March 2002, and pursuant to the Plan, Ryan Beck’s Board of Directors granted to certain executives, options to acquire an aggregate of 1,155,000 shares of Ryan Beck common stock at an exercise price of $1.60. The exercise price was below the $1.68 fair value at the date of grant. All of the options issued under this grant vested immediately. The Company recorded $92,000 of compensation expense associated with the issuance of these options in 2002. Additionally, in June 2002, 322,500 options were granted with an exercise price equal to the fair value at the date of grant ($1.68), all of which vest four years from the grant date. During 2003, 75,000 options were granted with an exercise price equal to the fair value at the date of grant ($3.36), all of which vest four years from the grant date. During 2003, 22,500 options issued during 2002 were forfeited at an exercise price of $1.68. In March 2004, options were granted to acquire an aggregate of 798,500 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.26), and in July 2004, 22,000 options were granted to acquire shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.28), all of which vest four years from the grant date and expire ten years from the grant date. In June 2004, options to acquire 90,000 shares of Ryan Beck common stock were exercised at a price of $1.60 per share.

     Upon exercise of the options, the Company or Ryan Beck has the right under certain defined circumstances, starting six months plus one day after the exercise date, to repurchase the common stock at fair value as determined by an independent appraiser. The Company and Ryan Beck also have the right of first refusal on any sale of Ryan Beck common stock issued as a result of the exercise of an option, and the Company has the right to require any common stockholder to sell its shares in the event that the Company sells its interest in Ryan Beck. The 90,000 shares of Ryan Beck common stock issued in June 2004 upon the exercise of Ryan Beck stock options were repurchased by Ryan Beck in January 2005 at $5.46 per share, the fair value of Ryan Beck common stock at the repurchase date.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

     The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Continuing operations	$39,910	$23,424	$9,051
Discontinued operations	—	16,512	6,825
Extraordinary items	—	—	2,771
Cumulative effect of a change in accounting principle	—	—	(1,246)

Total provision for income taxes	$39,910	$39,936	$17,401

Continuing operations:
Current:
Federal	$28,494	$15,555	$15,422
State	4,783	2,515	425

	33,277	18,070	15,847

Deferred:
Federal	6,811	6,429	(6,094)
State	(178)	(1,075)	(702)

	6,633	5,354	(6,796)

Provision for income taxes	$39,910	$23,424	$9,051

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2004		2003		2002
Income tax provision at expected federal income tax rate of 35%	$38,737	35.00%	$21,707	35.00%	$9,870	35.00%
Increase (decrease) resulting from:
Tax-exempt income	(1,817)	(1.64)	(267)	(0.43)	(275)	(0.98)
Provision (benefit) for state taxes, net of federal benefit	2,993	2.70	2,104	3.39	(1,299)	(4.61)
Change in State tax valuation allowance	94	0.08	(1,168)	(1.88)	1,071	3.80
Low income housing tax credits	(468)	(0.42)	(555)	(0.89)	(416)	(1.48)
Levitt spin-off nondeductible items	90	0.08	1,275	2.06	—	—
Other - net	281	0.26	328	0.52	100	0.36

Provision for income taxes	$39,910	36.06%	$23,424	37.77%	$9,051	32.09%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Deferred tax assets:
Provision for discontinued operations, restructuring charges and write-downs	$267	$294	$191
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	20,485	27,125	29,470
Federal and State net operating loss carryforward	2,608	2,661	5,003
Compensation expensed for books and deferred for tax purposes	3,530	3,754	3,915
Goodwill impairment for books in excess of tax amortization	—	—	1,086
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	1,078	1,293	7,291
Accumulated other comprehensive income	606	—	—
Other	1,511	1,291	3,152

Total gross deferred tax assets	30,085	36,418	50,108
Less valuation allowance	2,564	2,470	4,369

Total deferred tax assets	27,521	33,948	45,739

Deferred tax liabilities:
Deferred loan income	1,190	885	918
Change in investment of unconsolidated real estate subsidiary	—	—	1,762
Purchase accounting adjustments for bank acquisitions	1,920	2,229	1,356
Accumulated other comprehensive income	—	3,297	2,278
Prepaid pension expense	2,517	2,607	2,713
Depreciation for tax greater than book	1,146	—	—
Other	479	1,931	1,396

Total gross deferred tax liabilities	7,252	10,949	10,423

Net deferred tax asset	20,269	22,999	35,316
Less net deferred tax asset at beginning of period	(22,999)	(35,316)	(17,879)
Acquired net deferred tax asset, net of valuation allowance	—	—	(8,175)
Increase (decrease) in accumulated other comprehensive income	(3,903)	1,019	(6,277)

(Provision) benefit for deferred income taxes	(6,633)	(11,298)	2,985
Provision benefit for deferred income taxes - discontinued operations	—	4,073	2,286
Reduction in deferred tax asset associated with Levitt spin-off and GMS	—	1,871	—
Provision for deferred income taxes - extraordinary item	—	—	2,771
Benefit for deferred income taxes - cumulative effect of an accounting change	—	—	(1,246)

(Provision) benefit for deferred income taxes - continuing operations	$(6,633)	$(5,354)	$6,796

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Balance, beginning of period	$2,470	$4,369	$7,682
Discontinued operations valuation allowance activity	—	(418)	(3,479)
Increase (reduction) in state deferred tax valuation allowance	94	(1,168)	1,071
Other decreases and reclassifications	—	(313)	(905)

Balance, end of period	$2,564	$2,470	$4,369

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2004, 2003 and 2002 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carryforwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.

     At December 31, 2004, the Company had NOL’s of $73 million for state tax purposes primarily associated with BankAtlantic Bancorp and Leasing Technology, Inc. The Company files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past six years resulting from its debt obligations and Leasing Technology Inc. has incurred significant losses associated with its lease financing activities. As a consequence, management believes that it is more likely than not that the State NOL associated with these companies will not be realized.

     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2004, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.

13. Pension and 401(k) Plans

BankAtlantic Pension Plan:

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

     The following tables set forth the Plan’s funded status and the minimum pension liability or prepaid pension cost included in the consolidated statements of financial condition at (in thousands):

	December 31,
	2004	2003
Projected benefit obligation at the beginning of the year	$23,094	$22,276
Interest cost	1,508	1,485
Actuarial loss	2,421	148
Benefits paid	(789)	(815)

Projected benefit obligation at end of year	$26,234	$23,094

	December 31,
	2004	2003
Fair value of Plan assets at the beginning of year	$23,927	$17,860
Actual return on Plan assets	1,959	6,132
Employer contribution	—	750
Benefits paid	(789)	(815)

Fair value of Plan assets as of actuarial date	$25,097	$23,927

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2004	2003
Actuarial present value of projected benefit obligation for service rendered to date	$(26,234)	$(23,094)
Plan assets at fair value as of the actuarial date	25,097	23,927

(Unfunded) funded accumulated benefit obligation (1)	(1,137)	833
Unrecognized net loss (gain) from past experience different from that assumed and effects of changes in assumptions	7,661	5,924

Prepaid pension cost (2)	$6,524	$6,757

(1)	The measurement date for the accumulated benefit obligation was December 31, 2004 and 2003. The December 31, 2004 unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The December 31, 2003 prepaid pension cost was recorded in other assets in the Company’s consolidated statement of financial condition. In 2004, the prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation.

     For the year ended December 31, 2004, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

Amount
Change in prepaid pension cost in other assets	$(6,524)
Minimum pension liability in other liabilities	(1,137)
Change in deferred tax assets	2,758

Decrease in other comprehensive income	$(4,903)

     Net pension expense (benefit) includes the following components (in thousands):

	For the Years Ended
	2004	2003	2002
Service cost benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,508	1,485	1,424
Expected return on plan assets	(1,998)	(1,470)	(1,989)
Amortization of unrecognized net gains and losses	723	1,212	314

Net periodic pension expense (benefit) (1)	$233	$1,227	$(251)

(1)	Periodic pension expense (benefit) is included as an increase/decrease in compensation expense.

     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2004	2003	2002
Weighted average discount rate	6.00%	6.75%	6.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	9.00%

     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the reduction in the discount rate at December 31, 2004 reflects historically low interest rate trends related to these bonds. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2004. The Company contributed $750,000 to the Plan during the year ended December 31, 2003. The

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not make any contributions to the Plan during the years ended December 31, 2004 and 2002. The Company will not be required to contribute to the Plan for the year ending December 31, 2005.

     The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	Plan Allocation
	At December 31,
	2004	2003
Equity securities	76.62%	57.45%
Debt securities	21.57	38.13
Cash	1.81	4.42

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manger changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2004, 9.6% of the Plan’s assets were invested in the aggressive growth category.

     The Plan’s targeted asset allocation is 68% equity securities, 30% debt securities and 2% cash during the year ended December 31, 2005. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2005	$821
2006	895
2007	920
2008	989
2009	1,180
Years 2010-2014	$7,297

     There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees reach normal retirement age.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BankAtlantic 401(k) Plan:

     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Employee Salary Contribution Limit (1)	$13	$12	$11
Percentage of Salary Limitation	75%	75%	75%
Total Match Contribution (2)	$1,790	$1,558	$1,800
Vesting of Employer Match	Immediate	Immediate	Immediate

(1)	For the 2004, 2003 and 2002 plan year, employees over the age of 50 were entitled to contribute $16,000, $14,000 and $12,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

BankAtlantic Profit Sharing Plan

     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in compensation expense during the years ended December 31, 2004 and 2003 was $5.7 million and $3.6 million, respectively, of expenses associated with the Plan.

Ryan Beck Plans:

     Retirement Plans

     As of December 31, 2004 and 2003, Ryan Beck maintains one retirement plan for eligible employees, the 401(k) Savings Plan. In 2002 Ryan Beck maintained two retirement plans for eligible employees, the 401(k) Savings Plan and the Money Purchase Pension Plan.

     Ryan Beck maintained a nonvoluntary Money Purchase Pension Plan to which Ryan Beck contributed in 2002 5% of an employee’s eligible earnings, subject to certain limitations. Contributions to the Ryan Beck Money Purchase Pension Plan totaled $729,000 during the year ended December 31, 2002. The Ryan Beck Money Purchase Pension Plan was liquidated into the Ryan Beck 401(k) Savings Plan during 2003.

     Ryan Beck’s employees may contribute up to 25% of their eligible earnings, subject to certain limitations, to the 401(k) Savings Plan. In 2004 and 2003, Ryan Beck began an employer match of 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 2% and 1% of contributions for salaried employees as a discretionary match during 2004 and 2003, respectively. Included in employee compensation and benefits on the consolidated statement of operations was $1.6 million, $332,420 and $0 of expenses and employer contributions related to the 401(k) Savings Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

     Effective January 1, 2004, the RB Holdings, Inc. Supplemental Executive Retirement Plan was established. Retirement benefits of $2.3 million under the plan are payable in equal monthly installments over 120 months commencing at retirement. Normal retirement is at age 60. If the participant retires early or has an involuntary termination without cause, or for good reason or change in control the participant shall be entitled to receive an amount equal to his/her retirement benefit multiplied by 10% for each year of participation in the Plan not to exceed 10 years.

     Ryan Beck & Co., Inc., Deferred Compensation Plans

     During the year ended December 31, 2002, Ryan Beck established the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee may elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. Ryan Beck has elected to invest in the mutual fund options chosen by the participants to manage the market risk of this obligation. For the years ended December 31, 2004, 2003 and 2002 the deferred compensation obligation payable under this plan totaled $17.0 million, $13.8 million and $9.7 million, respectively. During the year ended December 31, 2004 and 2003, Ryan Beck realized compensation expense of $3.1 million and $3.0 million, respectively, associated with the increase in the deferred compensation plan obligations. During the year ended December 31, 2002, Ryan Beck realized a $1.5 million reduction in compensation expense associated with the decrease in the plan obligation.

     During 2002, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan whereby Ryan Beck may establish incentive deferred compensation which vests over multiple years. During the years ended December 31, 2004, 2003, and 2002, Ryan Beck awarded deferred bonuses under this Plan of $1.0 million, $0, and $1.5 million, respectively. The 2002 awards vest and are payable 25% per year and the 2004 awards vest and are payable in three equal installments on the first business day in January 2006, 2007 and 2008.

Ryan Beck & Co., Inc., 2002 Retention Program

     In connection with the Gruntal transaction, a nonqualified deferred compensation plan was assumed by Ryan Beck covering select employees of Gruntal. Gruntal provided an annual contribution which would vest if the employee remained employed for ten years from the contribution date. All unvested amounts will vest no later than 2011. The Gruntal nonqualified deferred compensation plan was merged into the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan during 2002.

     In July 2002, Ryan Beck established a retention plan for certain financial consultants, key employees and others. During 2003 Ryan Beck expanded this plan to recruit financial consultants. Pursuant to this plan the participants received forgivable notes of $8.0 million, $6.3 million and $10.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Each forgivable note will have a term of five or seven years. A pro-rata portion of the principal amount of the note is forgiven each month over the five or seven year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck. Ryan Beck acquired $15.1 million of forgivable notes in connection with the Gruntal transaction. Included in other assets at December 31, 2004 and 2003 were $16.7 million and $15.1 million, respectively, of forgivable notes. Included in compensation expense for the year ended December 31, 2004, 2003 and 2002 was $5.4 million, $4.9 million and $3.7 million, respectively, of forgivable note amortization.

14. Commitments and Contingencies

     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2004, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2005	$13,263
2006	11,817
2007	9,860
2008	7,967
2009	6,748
Thereafter	22,736

Total	$72,391

	For the Years Ended December 31,
	2004	2003	2002
Rental expense for premises and equipment	$18,885	$17,697	$16,327

     In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2004	2003
Commitments to sell fixed rate residential loans	$19,537	$12,962
Commitments to sell variable rate residential loans	6,588	3,740
Forward contract to purchase mortgage-backed securities	3,947	8,611
Commitments to purchase fixed rate residential loans	—	40,242
Commitments to purchase variable rate residential loans	40,015	3,500
Commitments to originate loans held for sale	21,367	14,271
Commitments to originate loans held to maturity	238,429	370,071
Commitments to extend credit, including the undisbursed portion of loans in process	1,170,191	1,034,467
Standby letters of credit	55,605	31,722
Commercial lines of credit	121,688	162,623

     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $28.5 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.7 million at December 31, 2004. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.9 million at December 31, 2004. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2004 was $114,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.

     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $51.3 million and $50.1 million at December 31, 2004 and 2003, respectively.

     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2004 BankAtlantic was in compliance with this requirement, with an investment of approximately $78.6 million in stock of the FHLB of Atlanta.

     BankAtlantic is taking steps to correct deficiencies in its compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and is cooperating with our regulators and other federal agencies concerning those deficiencies. BankAtlantic cannot predict whether or to what extent monetary or other penalties will be imposed by its regulators or other federal agencies relating to these compliance deficiencies. No amounts have been recorded at December 31, 2004 in the accompanying financial statements relating to possible penalties from federal agencies.

     The Company, through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan Beck has no maximum amount and applies to all trades executed through the clearing broker, Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2004, Ryan Beck recorded liabilities of approximately $188,000 with regard to this right. Ryan Beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.

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

     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2004, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.

     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2004, this capital distribution limitation was $78.8 million. During the years ended December 31, 2004, 2003 and 2002 BankAtlantic paid $15 million, $20 million and $22 million, respectively, of dividends to the Company.

     Ryan Beck paid $5 million in dividends to the Company during 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total risk-based capital	$476,600	10.80%	$352,886	8.00%	$441,107	10.00%
Tier I risk-based capital	$405,482	9.19%	$176,443	4.00%	$264,664	6.00%
Tangible capital	$405,482	6.83%	$89,030	1.50%	$89,030	1.50%
Core capital	$405,482	6.83%	$237,413	4.00%	$296,766	5.00%
As of December 31, 2003:
Total risk-based capital	$447,967	12.06%	$297,208	8.00%	$371,509	10.00%
Tier I risk-based capital	$379,505	10.22%	$148,604	4.00%	$222,906	6.00%
Tangible capital	$379,505	8.52%	$66,802	1.50%	$66,802	1.50%
Core capital	$379,505	8.52%	$178,138	4.00%	$222,673	5.00%

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was approximately $35.3 million, which was $34.3 million in excess of its required net capital of $1.0 million at December 31, 2004.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2004.

16. Legal Proceedings

     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial condition will not be significantly impacted by the resolution of these matters.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Parent Company Financial Information

     Condensed statements of financial condition at December 31, 2004 and 2003 and condensed statements of operations for each of the years in the three year period ended December 31, 2004 are shown below (in thousands):

     CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31
	2004	2003
ASSETS
Cash deposited at BankAtlantic	$8,975	$22,717
Short term investments	11,149	48
Notes receivable from Levitt Corporation	38,000	43,500
Investment securities	53,663	20,949
Investment in BankAtlantic	516,877	489,855
Investment in other subsidiaries	90,184	77,558
Deferred tax asset, net	—	5,510
Current income tax receivable - BankAtlantic	3,725	3,326
Investment in unconsolidated subsidiaries	7,910	7,910
Due from BankAtlantic	—	1,156
Other assets	6,236	6,962

Total assets	$736,719	$679,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$100	$100
Due to BankAtlantic	126	—
Junior subordinated debentures	263,266	263,266
Other liabilities	3,962	2,673

Total liabilities	267,454	266,039
Stockholders’ equity	469,265	413,452

Total liabilities and stockholders’ equity	$736,719	$679,491

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2004	2003	2002
CONDENSED STATEMENTS OF OPERATIONS
Dividends from subsidiaries	$5,000	$—	$365
Dividends from BankAtlantic	15,000	20,000	22,000
Interest income on notes receivable from subsidiaries and related parties	1,751	1,488	1,716
Interest income on investments	756	234	30

Total interest income and dividends	22,507	21,722	24,111
Interest expense on debentures and other borrowings	16,958	16,344	17,801

Net interest income	5,549	5,378	6,310

Securities activity, net	3,693	404	3,836
Impairment of securities	—	—	(18,801)
Litigation settlement	22,840	—	—
Income from unconsolidated subsidiaries	485	425	—
Service fees from subsidiaries and related parties	552	—	—

Total non-interest income (loss)	27,570	829	(14,965)

Employee compensation and benefits	3,042	90	940
Advertising and promotion	289	—	—
Loss on debt redemption	—	1,648	3,125
Professional fees	1,145	1,500	810
Other expenses	1,205	1,233	387

Total non-interest expense	5,681	4,471	5,262

Income (loss) from continuing operations before income tax	27,438	1,736	(13,917)
Income tax provision (benefit)	2,693	(5,087)	(12,320)

Income (loss) from continuing operations	24,745	6,823	(1,597)
Discontinued operations, net of tax	—	1,157	496
Cumulative effect of a change in accounting principle, net of tax	—	—	(13,339)

Income (loss) before undistributed earnings of subsidiaries	24,745	7,980	(14,440)
Equity in undistributed net income (loss) of subsidiaries excluding BankAtlantic	12,482	9,645	(2,365)
Equity in undistributed earnings from BankAtlantic	33,541	22,129	23,112
Equity in subsidiaries’ discontinued operations, net of tax	—	27,963	22,047
Equity in income from subsidiaries extraordinary item	—	—	23,749
Equity in income (loss) from subsidiaries cumulative effect of a change a change in accounting principle	—	—	(1,768)

Net income	$70,768	$67,717	$50,335

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2004	2003	2002
Operating activities:
Income from continuing operations	$70,768	$38,597	$19,150
Income from discontinued operations	—	29,120	22,543
Income from extraordinary item	—	—	23,749
Loss from cumulative effect of a change in accounting principle	—	—	(15,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	(46,023)	(59,737)	(64,775)
Amortization and accretion, net	804	1,060	707
Loss on debt redemption	—	1,648	3,125
Equity in earnings of unconsolidated subsidiaries	(485)	(2,077)	(780)
Impairment of securities	—	—	18,801
Gains on securities activities	(3,693)	(404)	(3,836)
Litigation settlement	(22,840)	—	—
Impairment of goodwill	—	—	13,339
Increase (decrease) in other liabilities	6,982	2,539	(2,897)
Changes in due from BankAtlantic	1,282	(1,247)	7,074
(Increase) decrease in deferred tax asset	6,569	(1,246)	(4,803)
Decrease (increase) in other assets	(610)	12,730	(14,325)

Net cash provided by operating activities	12,754	20,983	1,965

Investing activities:
Repayments of loans to Levitt	5,500	—	—
Repayments of loans to Ryan Beck	—	5,000	—
Increase in loans to subsidiaries	—	—	(35,000)
(Investments) and repayments from unconsolidated subsidiaries, net	485	(1,077)	(116,372)
Purchase of securities	(128,708)	(16,700)	(213)
Proceeds from sales of securities	116,064	3,965	10,883

Net cash used by investing activities	(6,659)	(8,812)	(140,702)

Financing activities:
Issuance of common stock	2,334	4,472	1,296
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	(2,946)	—	—
Common stock dividends paid	(8,124)	(7,525)	(6,992)
Proceeds from issuance of junior subordinated debentures	—	77,346	185,920
Redemption of junior subordinated debentures	—	—	(77,062)
Proceeds from notes payable	—	—	30,000
Repayments of notes payable	—	(16,000)	(14,000)
Retirement of subordinated investment notes and subordinated debentures	—	(50,422)	(21,716)

Net cash (used) provided by financing activities	(8,736)	7,871	97,446

Increase (decrease) in cash and cash equivalents	(2,641)	20,042	(41,291)
Cash and cash equivalents at beginning of period	22,765	2,723	44,014

Cash and cash equivalents at end of period	$20,124	$22,765	$2,723

		(continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31
(In thousands)	2004	2003	2002
Cash paid for:
Interest	$16,902	$15,961	$18,017
Supplementary disclosure of non-cash investing and financing activities:
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	6,058	—	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,405	—	—
Increase in notes receivable in connection with the Levitt spin off	—	43,500	—
Reduction in stockholders’ equity associated with the Levitt spin off transaction	—	125,573	—
Increase in equity for the tax effect related to the exercise of stock options	6,610	2,264	440
Increase (decrease) in stockholders’ equity from other comprehensive income	(6,948)	2,387	(11,331)
Issuance of Class A common stock upon conversion of subordinated debentures	—	211	25
Capital contributions associated with the Ryan Beck deferred compensation plan	—	—	(828)
Increase in notes payable under the Ryan Beck deferred compensation plan	—	—	3,675
Increase in junior subordinated debentures and investment in unconsolidated subsidiaries related to trust deconsolidation	—	7,910	—

18. Selected Quarterly Results (Unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands except share and per share data).

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$59,629	$60,107	$66,373	$74,446	$260,555
Interest expense	20,841	19,755	22,056	25,070	87,722

Net interest income	38,788	40,352	44,317	49,376	172,833
Provision for (recovery from) loan losses	(859)	(1,963)	1,717	(4,004)	(5,109)

Net interest income after provision for loan losses	39,647	42,315	42,600	53,380	177,942

Income before taxes	31,998	29,758	23,157	25,765	110,678

Net income	$20,524	$18,260	$14,691	$17,293	$70,768

Basic earnings per share	$0.35	$0.31	$0.25	$0.29	$1.19

Diluted earnings per share	$0.32	$0.29	$0.23	$0.27	$1.11

Basic weighted average number of common shares outstanding	59,257,270	59,343,940	59,687,354	59,826,903	59,525,532

Diluted weighted average number of common shares outstanding	63,193,034	62,807,683	63,109,757	63,155,527	63,056,435

     The first quarter earnings were impacted by a $22.8 million litigation settlement gain. The litigation gain was partially offset by the Company’s prepaying $108 million of FHLB advances, incurring prepayment penalties of $11.7 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The third and fourth quarter earnings were impacted by $2.0 million and $3.0 million, respectively, of professional and consulting costs associated with steps taken to correct deficiencies in, and improving systems and procedures involving, BankAtlantic’s compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act.

     The Company received a $4.0 million recovery from the guarantor of a residential construction loan that was charged-off during 2002. Of this amount, $2.0 million was recognized during the second quarter and the remaining $2.0 million was recognized during the fourth quarter.

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

     The third and fourth quarter earnings were impacted by the Company’s prepaying $185 million of FHLB advances in the third quarter and $140 million of FHLB advances in the fourth quarter, incurring prepayment penalties of $2.0 million and $8.9 million, respectively.

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

     The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities are estimated based upon a price matrix obtained from a third party or market price quotes.

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

     The fair value of Federal Home Loan Bank stock is its carrying amount.

     The book value of securities sold under agreements to repurchase and federal funds purchased approximates fair value.

     The fair value of FHLB advances is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.

     The fair value of securities owned and securities sold but not yet purchased was based on dealer price quotations or price quotations from similar instruments traded.

     The fair values of subordinated debentures, junior subordinated debentures, and notes payable were based on discounted value of contractual cash flows at a market discount rate.

     The following table presents information for the Company’s financial instruments at December 31, 2004 and 2003 (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$135,060	$135,060	$119,882	$119,882
Securities available for sale	747,160	747,160	358,511	358,511
Securities owned	125,443	125,443	124,565	124,565
Investment securities	307,438	306,963	192,706	192,706
Federal Home Loan Bank stock	78,619	78,619	40,325	40,325
Loans receivable including loans held for sale, net	4,599,048	4,606,858	3,686,153	3,695,028
Financial liabilities:
Deposits	$3,457,202	$3,451,853	$3,058,142	$3,062,565
Short term borrowings	401,643	401,627	138,809	138,809
Advances from FHLB	1,544,497	1,564,188	782,205	830,939
Securities sold but not yet purchased	39,462	39,462	37,813	37,813
Subordinated debentures and notes payable	37,741	37,092	36,595	36,285
Junior subordinated debentures	263,266	265,955	263,266	257,647

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic’s financial instrument commitments).

Derivatives

     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government agency pool of securities in May 2005. The underlying collateral is $8.6 million of five-year hybrid adjustable rate mortgage loans that will adjust annually after May 2005. The hybrid adjustable rate mortgage loans are loans in which the rate at inception remains fixed for five years and then adjusts to a spread over the U.S. Treasury note annually thereafter. The forward contract was held for trading purposes and recorded at fair value with changes in fair value included in earnings.

     During the year ended December 31, 2002, the Company utilized interest rate swaps to manage its interest rate risk. The Company entered into callable time deposits with its customers and entered into callable interest rate swaps. The Company designated these callable interest rate swaps as fair value hedges. During the year ended December 31, 2003, interest rate swap contracts with a notional amount of $33 million were called by the counter-party, resulting in the Company redeeming $33 million of fixed rate time deposits. The Company’s loss on the termination of the interest rate swaps was offset by a corresponding gain on the call of the time deposits. There were no interest rate swaps outstanding at December 31, 2004 and 2003.

     The Company also created cash flow hedges by entering into interest rate swap contracts to hedge the variable cash flows relating to forecasted interest payments on certain variable rate FHLB advances. The changes in fair value of the interest rate swap contracts designated as cash flow hedges were recorded in other comprehensive income and the receivables and payables from the swap contracts were recorded as an adjustment to interest expense on FHLB advances in the Company’s statement of operations for the year ended December 31, 2002. The Company terminated the above mentioned interest rate swap contracts with a notional amount of $75 million during the year ended December 31, 2003 and recognized a $1.9 million loss included in securities activities, net in the Company’s statement of operations.

     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company whereby the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Earnings per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2004, 2003 and 2002 (in thousands, except share data).

	For The Years Ended December 31,
	2004	2003	2002
Basic earnings per share
Numerator:
Income from continuing operations	$70,768	$38,597	$19,150
Discontinued operations	—	29,120	22,543
Extraordinary item	—	—	23,749
Cumulative effect of a change in accounting principle	—	—	(15,107)

Net income	$70,768	$67,717	$50,335

Denominator:
Basic weighted average number of common shares outstanding	59,525,532	58,509,894	57,997,556

Basic earnings per share from:
Continuing operations	$1.19	$0.66	0.33
Discontinued operations	—	0.50	0.39
Extraordinary item	—	—	0.41
Cumulative effect of a change in accounting principle	—	—	(0.26)

Basic earnings per share	$1.19	$1.16	$0.87

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2004	2003	2002
Diluted earnings per share
Numerator:
Income from continuing operations	$70,768	$38,597	$19,150
Subsidiary stock options	(668)	(251)	(24)
Interest expense on convertible debentures	—	569	1,760

Income available after assumed conversion from continuing operations	70,100	38,915	20,886
Discontinued operations	—	29,120	22,543
Extraordinary items	—	—	23,749
Cumulative effect of a change in accounting principle	—	—	(15,107)

Income available after assumed conversion	$70,100	$68,035	$52,071

Denominator:
Basic weighted average number of common shares outstanding	59,525,532	58,509,894	57,997,556
Common stock equivalents resulting from:
Convertible debentures	—	1,311,676	4,092,774
Stock-based compensation	3,530,903	2,532,860	2,310,395

Diluted weighted average shares outstanding	63,056,435	62,354,430	64,400,725

Diluted earnings per share from:
Continuing operations	$1.11	$0.62	$0.32
Discontinued operations	—	0.46	0.35
Extraordinary items	—	—	0.37
Cumulative effect of a change in accounting principle	—	—	(0.23)

Diluted earnings per share	$1.11	$1.08	$0.81

     In January 2004, the Company’s compensation committee adjusted the exercise price and number of shares of all outstanding options to acquire the Company’s Class A common stock in connection with the spin-off of Levitt to preserve the intrinsic value of the options. This adjustment increased the number of common stock equivalents from stock based compensation by approximately 30%.

     Options to acquire 776,100, 0 and 983,119 shares of Class A Common Stock were anti-dilutive for the years ended December 31, 2004, 2003 and 2002, respectively.

21. Real Estate Held for Development and Sale

     Real estate held for development and sale consist of the following (in thousands):

	December 31,
	2004	2003
Land and land development costs	$10,662	$9,705
Construction costs	12,163	7,192
Other costs	2,399	1,859
Branch banking facilities	2,468	3,047

Total	$27,692	$21,803

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income from real estate operations were as follows (in thousands):

	For the Years Ended
	December 31,
	2004	2003
Sales of real estate	$9,242	19,850
Cost of sales on real estate	6,837	14,208

Gains on sales of real estate	2,405	5,642

     Real estate held for development and sale at December 31, 2004 and 2003 consisted of a joint venture that was acquired in connection with the Community acquisition and real estate held for sale associated with branch banking facilities. The joint venture was consolidated in the Company’s financial statements as of January 1, 2003 upon the adoption of FIN No. 46. The joint venture was accounted for under the equity method during prior periods.

22. Investments and Advances to Unconsolidated Subsidiaries

     At December 31, 2004 and 2003, investments and advances to unconsolidated subsidiaries consisted of the Company’s $7.9 million investment in eleven statutory business trusts that were formed to issue trust preferred securities. Prior to January 1, 2003, these trusts were consolidated in the Company’s financial statements.

     During the year ended December 31, 2002, income from unconsolidated subsidiaries consisted of BankAtlantic’s 50% owned joint venture that was acquired in connection with the Community acquisition. As mentioned above, the joint venture was consolidated in the Company’s financial statements as of January 1, 2003.

     The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
Statement of Operations	2004	2003	2002
Equity in joint venture earnings	$—	$—	$583
Interest income recognized on loan to joint venture	—	—	710
Earnings from statutory trusts	485	425	—

Income from unconsolidated subsidiaries	$485	$425	$1,293

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Condensed Combined Statements of Financial Condition and Condensed Combined Statements of Operation for unconsolidated subsidiaries are as follows for 2004 and 2003 (in thousands):

	December 31,
Statement of Financial Condition	2004	2003
Junior subordinated debentures	$263,266	$263,266
Other assets	694	637

Total Assets	$263,960	$263,903

Trust preferred securities	$255,375	$255,375
Other liabilities	675	618

Total Liabilities	256,050	255,993

Common securities	7,910	7,910

Total Liabilities and Equity	$263,960	$263,903

	For the Years Ended
	December 31,
Statement of Operations	2004	2003	2002
Interest income from junior subordinated debentures	$16,161	$14,534	—
Revenue from the sale of real estate	—	—	7,942
Selling, general and administrative expenses	—	—	(6,775)
Interest expense	(15,676)	(14,109)	—

Net income	$485	$425	1,167

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Related Parties

     The Company, Levitt and Bluegreen are under common control. The controlling shareholder of the Company and Levitt is BFC, and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.

     The Company maintains service arrangements with BFC and Levitt, pursuant to which the Company provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. The Company received compensation for such services on a percentage of cost basis. Additionally, the Company rents office space to Levitt and BFC on a month-to-month basis and receives rental payments based on market rates. These amounts were included in non-interest income in the Company’s statement of operations for the year ended December 31, 2004.

     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the year ended December 31, 2004:

	BFC	Levitt	Total
Service fees	$73,633	$458,806	$532,439
Rent	50,237	49,036	99,273

Total	$123,870	$507,842	$631,712

     Additionally, BFC paid the Company approximately $67,000 for each of the years 2003 and 2002 for office space used by BFC in BankAtlantic’s headquarters and for miscellaneous administrative and other related expenses. BFC paid Ryan Beck $280,000 during the year ended December 31, 2004 for advisory services. Levitt paid BankAtlantic $96,000 for project management services during the year ended December 31, 2004. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.

     During the year ended December 31, 2004, Levitt provided property development consulting services and Bluegreen provided risk management services to the Company, for which Levitt recognized $40,000 and Bluegreen recognized $100,000 of revenues from the Company. The value of these services received by the Company was calculated based on a percentage of cost basis. These amounts were included in non-interest expense in the Company’s statements of operations.

     In connection with the spin-off of Levitt as of December 31, 2003, the Company converted an outstanding $30.0 million demand note owed by Levitt to the Company to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) The note was repaid in May 2004. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a five year note with the same payment terms as the $30.0 million note described above. The outstanding balance of these notes at December 31, 2004 and 2003 was $38.0 million. BankAtlantic also has $8.6 million and $18.1 million of construction loans to Levitt secured by land and improvements at December 31, 2004 and 2003, respectively. Included in interest income in the Company’s statement of operations for the year ended December 31, 2004 was $2.6 million of interest income related to loans to Levitt and its joint ventures. Levitt maintains deposit balances at BankAtlantic amounting to $37.8 million as of December 31, 2004. The Company recognized $230,000 of interest expense in connection with the above deposits. During the years ended December 31, 2003 and 2002 the items above, to the extent outstanding, were not included in the Company’s financial statements as those amounts were eliminated in consolidation.

     During the year ended December 31, 2003, BankAtlantic paid a subsidiary of Levitt a $540,000 management fee to operate and sell a residential construction property acquired through foreclosure. The property was sold to an unrelated developer during the fourth quarter of 2003. This amount was eliminated in consolidation during the year ended December 31, 2003.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, receives monthly management fees from Levitt, which was a subsidiary of the Company until it was spun off to the Company’s shareholders on December 31, 2003. BFC received management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction. Management fees paid to related parties by Levitt prior to its spin-off from the Company were:

	For the Years Ended
	December 31,
	2003	2002
Abdo Companies	$291,240	$291,240
BFC	213,000	170,000

	$504,240	$461,240

     The Company was an investor in a privately held technology company located in Boca Raton, Florida which owned 748,000 shares of the Company’s Class A Stock. The Company had a $15 million investment in 3,033,386 shares of the technology company’s common stock, which shares were acquired in October 1999 at an average price per share of $4.95. Both Alan B. Levan and John E. Abdo became directors of the technology company in connection with the Company’s investment and individually invested in the technology company. Alan B. Levan owned or controlled direct and indirect interests in an aggregate of 286,709 shares of the technology company’s common stock purchased at an average price of $8.14 and Mr. Abdo owned or controlled direct and indirect interests in an aggregate of 368,408 shares of the technology company’s common stock purchased at an average price of $7.69. Jarett Levan had an indirect ownership interest in an aggregate of 350 shares of such common stock, and director Bruno DiGiulian had an indirect ownership interest in 1,754 shares of such common stock. The Company and its affiliates collectively owned approximately 7% of the technology company’s outstanding common stock. During 2001, Mr. Levan and Mr. Abdo resigned from the technology company’s Board of Directors and initiated a lawsuit on behalf of the Company and others against the founder of the technology company, personally, regarding his role in the operation of the technology company. The Company and the other owners of the shares of the technology company who were parties to the lawsuit shared in the legal fees incurred in connection with the litigation in proportion to their respective interests. In March 2004, the technology company settled the lawsuit with the Company and it affiliates. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of the Company, is of counsel. Fees aggregating $239,000 and $110,000 were paid by BankAtlantic and fees aggregating $0 and $30,000 were paid by Ryan Beck to Ruden, McClosky in 2004 and 2003, respectively. In addition, fees aggregating $845,000 were paid to Ruden, McClosky by Levitt in 2003 when Levitt was a wholly-owned subsidiary of the Company. In 2002, fees aggregating $1.0 million were paid to the law firm by BankAtlantic and Levitt Corporation. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.

24. Segment Reporting

     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: BankAtlantic, Ryan Beck and Parent Company. The Parent Company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations
Ryan Beck	Investment banking and brokerage operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, and financing activities

     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of shared services such as risk management consulting and investment banking placement and advisory fees which are eliminated in consolidation.

     Depreciation and amortization consist of: depreciation on property and equipment, amortization of core deposit intangible assets, deferred compensation expenses and deferred offering costs.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$246,856	$11,351	2,507	(159)	$260,555
Interest expense	(69,998)	(924)	(16,958)	158	(87,722)
Recovery from loan losses	5,109	—	—	—	5,109
Non-interest income	85,724	231,804	27,530	(269)	344,789
Non-interest expense	(193,621)	(213,060)	(5,642)	270	(412,053)

Segments profits before income taxes	74,070	29,171	7,437	—	110,678
Provision for income taxes	(25,530)	(11,688)	(2,692)	—	(39,910)

Segment net income	$48,540	$17,483	$4,745	$—	$70,768

Total assets	$6,044,988	187,887	736,719	(612,817)	$6,356,777

Equity method investments included in total assets	$—	$—	$7,910	$—	$7,910

Goodwill	70,490	454	5,730	—	76,674

Expenditures for segment assets	$42,229	$5,861	$—	$—	$48,090

Depreciation and amortization	$(11,473)	$(7,507)	$(793)	$—	$(19,773)

2003
Interest income	$251,402	$10,437	$1,722	$(1,712)	$261,849
Interest expense	(97,302)	(1,283)	(16,344)	1,712	(113,217)
Recovery from loan losses	547	—	—	—	547
Non-interest income	70,686	210,939	194	(105)	281,714
Non-interest expense	(161,615)	(203,524)	(3,838)	105	(368,872)

Segments profits and losses before income taxes	63,718	16,569	(18,266)	—	62,021
Provision for income taxes	(21,589)	(6,924)	5,089	—	(23,424)

Segment net income (loss)	$42,129	$9,645	$(13,177)	$—	$38,597

Total assets	$4,566,850	172,944	679,491	(587,736)	$4,831,549

Equity method investments included in total assets	$—	$—	$7,910	$—	$7,910

Goodwill	70,490	454	5,730	—	76,674

Expenditures for segment assets	$10,228	$1,310	$—	$—	$11,538

Depreciation and amortization	$(10,094)	$(6,592)	$(821)	$—	$(17,507)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Adjusting and
			Parent	Elimination	Segment
2002	BankAtlantic	Ryan Beck	Company	Entries	Total
Interest income	$297,092	7,512	1,745	(2,962)	$303,387
Interest expense	(132,970)	(1,444)	(17,439)	2,962	(148,891)
Provision from loan losses	(14,077)	—	—		(14,077)
Non-interest income	53,317	133,845	(15,323)	(90)	171,749
Non-interest expense	(134,408)	(144,494)	(5,155)	90	(283,967)

Segments profits and losses before income taxes	68,954	(4,581)	(36,172)	—	28,201
Provision for income taxes	(23,845)	2,133	12,661	—	(9,051)

Segment net income (loss)	$45,109	$(2,448)	$(23,511)	$—	$19,150

Total assets (1)	$4,903,886	229,032	723,561	(435,468)	$5,421,011

Equity method investments included in total assets	$23,602	$—	$1,934	$—	$25,536

Expenditures for segment assets	$34,351	$2,285	$—	$—	$36,636

Depreciation and amortization	$(10,890)	$(4,889)	$(690)	$—	$(16,469)

(1)	The adjusting and elimination entries include the assets of Levitt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of senior management. As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their Auditors’ report which is included herein. See “Financial Statements and Supplementary Data.”

/s/ Alan B. Levan
Alan B. Levan
Chairman, President and Chief Executive Officer

/s/ James A. White
James A. White
Executive Vice President — Chief Financial Officer

March 15, 2005

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls during the fourth quarter.

Item 9B. Other information

     None.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report:

     (1) Financial Statements

The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Report.

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 15, 2005.

Report of Independent Registered Public Accounting Firm of KPMG LLP dated February 3, 2003.

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2004.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004.

Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

     (3) Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.
3.3	Amended and Restated Bylaws	Form 10-K for the year ended December 31, 2003, filed on March 3, 2004.
10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.
10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)
10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.
10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.
10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.
10.10	BankAtlantic Bancorp, Inc. - Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.
10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.
10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.
10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.15	Columbus Bank and Trust Company Loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Form 10-K for the year ended December 31, 2003 filed on March 3, 2004.
10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)
10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

Exhibit
Number	Description	Reference
10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).
10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.29	Amended and Restated Trust Agreement of BBC	Form 10-K for the year ended December 31, 2002,
	Capital Trust VI	filed on March 31, 2003.
10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.
10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

Exhibit
Number	Description	Reference
10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
12.1	Ratio of Earnings to Fixed Charges.	Filed with this Report.
21.1	Subsidiaries of the Registrant.	Filed with this Report.
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
23.2	Consent of KPMG LLP	Filed with this Report.
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*Compensatory Plan

Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

March 16, 2005	By:	/s/ Alan B. Levan

Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

Alan B. Levan
/s/ John E Abdo	Vice Chairman of the Board

John E. Abdo
/s/ James A. White	Executive Vice President and Chief Financial Officer

James A. White
/s/ Steven M. Coldren	Director

Steven M. Coldren
/s/ Mary E. Ginestra	Director

Mary E. Ginestra
/s/ Bruno Di Giulian	Director

Bruno Di Giulian
/s/ Charlie C. Winningham, II	Director

Charlie C. Winningham, II
/s/ Jarett S. Levan	Director

Jarett S. Levan
/s/ Jonathan Mariner	Director

Jonathan Mariner
/s/ D. Keith Cobb	Director

D. Keith Cobb
/s/ Willis Holcombe	Director

Willis Holcombe