Form 10-Q
period 2005-03-31
BANKATLANTIC BANCORP INC
filed 2005-05-10
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☑                      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 3, 2005
Class A Common Stock, par value $0.01 per share	55,695,489
Class B Common Stock, par value $0.01 per share	4,876,124

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,	March 31,
(In thousands, except share data)	2005	2004	2004
ASSETS
Cash and due from depository institutions	$119,915	$118,967	$114,849
Federal funds sold and other short-term investments	16,832	16,093	1,953
Securities owned (at fair value)	142,294	125,443	122,114
Securities available for sale (at fair value)	762,573	747,160	358,665
Investment securities and tax certificates (approximate fair value: $298,950, $306,963 and $139,075)	302,498	307,438	139,075
Federal Home Loan Bank stock, at cost which approximates fair value	80,600	78,619	30,340
Loans receivable, net of allowance for loan losses of $43,042, $46,010 and $45,383	4,637,232	4,599,048	3,674,173
Accrued interest receivable	38,864	35,982	26,781
Real estate held for development and sale	24,799	27,692	24,239
Investments in unconsolidated subsidiaries	7,910	7,910	7,910
Office properties and equipment, net	132,438	129,790	96,628
Deferred tax asset, net	22,971	20,269	17,751
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	9,597	10,270	11,546
Due from clearing agent	1,120	16,619	—
Other assets	42,034	38,803	47,785

Total assets	$6,418,351	$6,356,777	$4,750,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$960,063	$890,398	$748,402
NOW	676,945	658,137	567,498
Savings	296,485	270,001	233,832
Money market	913,434	875,422	870,447
Certificates of deposits	796,928	763,244	723,256

Total deposits	3,643,855	3,457,202	3,143,435

Advances from FHLB	1,524,881	1,544,497	591,466
Securities sold under agreements to repurchase	217,463	296,643	118,465
Federal funds purchased	75,000	105,000	25,000
Subordinated debentures, notes and bonds payable	35,878	37,741	37,109
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	60,276	39,462	34,250
Due to clearing agent	—	—	18,328
Other liabilities	116,751	143,701	89,587

Total liabilities	5,937,370	5,887,512	4,320,906

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares: issued and outstanding 55,665,968, 55,214,225 and 54,331,830 shares	556	552	543
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	260,207	259,702	255,915
Unearned compensation — restricted stock grants	(957)	(1,001)	(1,134)
Retained earnings	228,714	210,955	166,882

Total stockholders’ equity before accumulated other comprehensive income (loss)	488,569	470,257	422,255
Accumulated other comprehensive income (loss)	(7,588)	(992)	7,322

Total stockholders’ equity	480,981	469,265	429,577

Total liabilities and stockholders’ equity	$6,418,351	$6,356,777	$4,750,483

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2005	2004
Interest income:
Interest and fees on loans	$66,355	$48,936
Interest and dividends on securities available for sale	5,295	3,620
Interest on tax exempt securities	3,225	33
Interest on other investment securities	4,364	4,244
Broker dealer interest	2,947	2,796

Total interest income	82,186	59,629

Interest expense:
Interest on deposits	8,295	6,973
Interest on advances from FHLB	13,674	9,098
Interest on securities sold under agreements to repurchase and federal funds purchased	2,099	250
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	5,672	4,827
Capitalized interest on real estate development	(452)	(307)

Total interest expense	29,288	20,841

Net interest income	52,898	38,788
Recovery from loan losses	(3,916)	(859)

Net interest income after recovery from loan losses	56,814	39,647

Non-interest income:
Broker/dealer revenue	54,686	63,065
Service charges on deposits	12,989	11,277
Other service charges and fees	5,238	4,637
Income from real estate operations	2,241	305
Income from unconsolidated subsidiaries	131	118
Securities activities, net	102	72
Litigation settlement	—	22,840
Other	3,283	2,051

Total non-interest income	78,670	104,365

Non-interest expense:
Employee compensation and benefits	65,795	67,180
Occupancy and equipment	13,237	10,375
Advertising and promotion	6,298	4,694
Cost associated with debt redemption	—	11,741
Professional fees	4,081	3,229
Communications	3,205	3,128
Floor broker and clearing fees	2,368	2,802
Other	9,801	8,865

Total non-interest expense	104,785	112,014

Income before income taxes	30,699	31,998
Provision for income taxes	10,821	11,474

Net income	$19,878	$20,524

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,
	2005	2004
Earnings per share
Basic earnings per share	$0.33	$0.35

Diluted earnings per share	$0.31	$0.32

Basic weighted average number of common shares outstanding	60,071,605	59,257,270

Diluted weighted average number of common and common equivalent shares outstanding	63,206,870	63,193,034

Cash dividends per share
Cash dividends per Class A share	$0.035	$0.033

Cash dividends per Class B share	$0.035	$0.033

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005 — UNAUDITED

						Accumul-
					Unearned	ated
					Compen-	Other
	Compre-		Addi-		sation	Compre-
	hensive		tional		Restricted	hensive
	Income	Common	Paid-in	Retained	Stock	Income
(In thousands)	(Loss)	Stock	Capital	Earnings	Grants	(Loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$20,524	—	—	20,524	—	—	20,524

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale (less income tax provision of $757)	1,412
Reclassification adjustment for net gain included in net income (less income tax expense of $37)	(46)

Other comprehensive income	1,366

Comprehensive income	$21,890

Dividends on Class A Common Stock		—	—	(1,792)	—	—	(1,792)
Dividends on Class B Common Stock		—	—	(161)	—	—	(161)
Issuance of Class A common stock		3	677	—	—	—	680
Tax effect relating to the exercise of stock options		—	1,522	—	—	—	1,522
Retirement of Class A Common Stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	44	—	44
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	1,366	1,366

BALANCE, MARCH 31, 2004		$592	$255,915	$166,882	$(1,134)	$7,322	$429,577

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$19,878	—	—	19,878	—	—	19,878

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $3,686)	(6,531)
Reclassification adjustment for net gain included in net income (less income tax expense of $37)	(65)

Other comprehensive income (loss)	(6,596)

Comprehensive income	$13,282

Dividends on Class A Common Stock		—	—	(1,948)	—	—	(1,948)
Dividends on Class B Common Stock		—	—	(171)	—	—	(171)
Issuance of Class A common stock upon exercise of stock options		7	1,544				1,551
Tax effect relating to the exercise of stock options		—	3,953	—	—	—	3,953
Retirement of Class A Common Stock relating to exercise of stock options		(3)	(4,645)	—	—	—	(4,648)
Amortization of unearned compensation - restricted stock grants		—	—	—	44	—	44
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,596)	(6,596)

BALANCE, MARCH 31, 2005		$605	$260,207	$228,714	$(957)	$(7,588)	$480,981

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2005	2004
Operating activities:
Net income	$19,878	$20,524
Adjustments to reconcile net income to net cash (used) provided in operating activities:
Recovery from credit losses, net *	(4,016)	(555)
Depreciation, amortization and accretion, net	4,421	3,602
Amortization of intangible assets	425	439
Securities activities, net	(102)	(72)
(Gains) losses on sale of real estate owned	(137)	60
Gains on sales of loans	(110)	(129)
Gain on sale of branch	(935)	—
Equity in earnings of unconsolidated subsidiaries	(131)	(118)
Litigation settlement	—	(22,840)
Cost associated with debt redemption	—	11,741
Issuance of forgivable notes receivable	(1,806)	(4,816)
Originations and repayments of loans held for sale, net	(28,185)	(7,518)
Proceeds from sales of loans held for sale	29,412	11,333
Decrease (increase) in real estate inventory	2,893	(2,436)
(Increase) decrease in securities owned activities, net	(16,851)	2,451
Increase (decrease) in securities sold but not yet purchased	20,814	(3,563)
Decrease in deferred tax asset, net	983	4,491
(Increase) decrease in accrued interest receivable	(2,882)	1,085
(Increase) decrease in other assets	(9,108)	1,298
Decrease in due from clearing agent	15,499	9,745
Decrease in other liabilities	(38,699)	(1,575)

Net cash (used) provided in operating activities	(8,637)	23,147

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	55,989	60,353
Purchase of investment securities and tax certificates	(35,446)	(7,022)
Purchases of securities available for sale	(97,669)	(32,313)
Proceeds from sales and maturities of securities available for sale	72,404	50,942
(Purchases) redemptions of FHLB stock, net	(1,981)	9,985
Repayments from unconsolidated subsidiaries	131	118
Net (purchases and originations) repayments of loans	(31,225)	9,407
Proceeds from sales of real estate owned	500	1,065
Additions to office property and equipment	(6,823)	(5,503)
Purchase of subsidiary common stock	(491)	—
Net cash outflows from the sale of branch	(13,592)	—

Net cash (used) provided in investing activities	(58,203)	87,032

Financing activities:
Net increase in deposits	204,369	85,293
Repayments of FHLB advances	(259,583)	(202,449)
Proceeds from FHLB advances	240,000	—
Net decrease in securities sold under agreements to repurchase	(79,180)	(20,344)
Net (decrease) increase in federal funds purchased	(30,000)	25,000
Repayment of notes and bonds payable	(1,863)	(630)
Proceeds from notes and bonds payable	—	1,144
Proceeds from issuance of Class A common stock	422	680
Payment of the minimum withholding tax upon exercise of stock options	(3,519)	—
Common stock dividends paid	(2,119)	(1,953)

Net cash provided (used) in financing activities	68,527	(113,259)

Increase (decrease) in cash and cash equivalents	1,687	(3,080)
Cash and cash equivalents at beginning of period	135,060	119,882

Cash and cash equivalents at end of period	$136,747	$116,802

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2005	2004
Cash paid for
Interest on borrowings and deposits	$28,760	$22,068
Income taxes	334	1,109
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	1,109	374
Net loan recoveries	948	647
Tax certificate net recoveries	255	31
Decrease in current income taxes payable from the tax effect associated with the exercise of employee stock options	3,953	1,522
Change in accumulated other comprehensive income	(6,596)	1,366
Change in deferred taxes on other comprehensive income	3,686	757
Securities purchased pending settlement	15,873	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,129	—
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	6,058

*	Recovery from credit losses represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

1. Presentation of Interim Financial Statements

     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 75 branches located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.

     All significant inter-company balances and transactions have been eliminated in consolidation.

     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2005, December 31, 2004 and March 31, 2004, the consolidated results of operations for the three months ended March 31, 2005 and 2004, the consolidated stockholders’ equity and comprehensive income for the three months ended March 31, 2005 and 2004 and the consolidated cash flows for the three months ended March 31, 2005 and 2004. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2005. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2005.

BankAtlantic Bancorp, Inc.

2. Stock Based Compensation

     Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, there were two methods of accounting for stock options, the intrinsic value method and the fair value method. The Company elects to value its options under the intrinsic value method. As a consequence, the Company accounts for its stock based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations.

     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months
	March 31,
(in thousands, except share data)	2005	2004
Pro forma net income
Net income, as reported	$19,878	$20,524
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	44	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(517)	(435)

Pro forma net income	$19,405	$20,133

Earnings per share:
Basic as reported	$0.33	$0.35

Basic pro forma	$0.32	$0.34

Diluted as reported	$0.31	$0.32

Diluted pro forma	$0.31	$0.32

     During the three months ended March 31, 2005 and 2004 the Company received net proceeds of $422,000 and $680,000, respectively, from the exercise of stock options. During the quarter ended March 31, 2005 the Company accepted 62,253 shares of Class A common stock with a fair value of $1.1 million as consideration for the exercise price of stock options and accepted 196,962 shares of Class A common stock in payment of $3.5 million for optionees’ minimum statutory withholding taxes related to option exercises.

3. Litigation Settlement

     In March 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company and its affiliates and a technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company, to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. The Company had recorded an impairment charge for the entire investment during 2002. The Company retired the Class A common stock on the settlement date.

BankAtlantic Bancorp, Inc.

4. Advances from the Federal Home Loan Bank

     During the three months ended March 31, 2004 BankAtlantic prepaid $108 million of Federal Home Loan Bank (“FHLB”) advances incurring prepayment penalties of $11.7 million.

     Of the $1.5 billion of FHLB advances outstanding at March 31, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $994 million are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 2.89%.

5. Defined Benefit Pension Plan

     At December 31, 1998, the Company froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense (benefit) incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	376	383
Expected return on plan assets	(500)	(500)
Amortization of unrecognized net gains and losses	181	110

Net periodic pension expense (benefit)	$57	$(7)

     BankAtlantic did not contribute to the Plan during the three months ended March 31, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.

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

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
States and municipalities	$18,181	$10,824	$13,556
Corporations	8,201	10,093	8,082
U.S. Government and agencies	59,430	57,659	61,564
Corporate equity	17,645	18,042	11,202
Deferred compensation assets	28,535	27,898	26,815
Certificates of deposits	10,302	927	895

	$142,294	$125,443	$122,114

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of March 31, 2005 and December 31, 2004, balances due from the clearing broker were $1.1 million and $16.6 million, respectively. As of March 31, 2004, balances due to the clearing broker were $18.3 million.

BankAtlantic Bancorp, Inc.

     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Corporate equity	$7,586	$3,498	$5,968
Corporate bonds	4,383	9,958	6,298
States and municipalities	67	269	119
U.S. Government agencies	48,232	25,384	21,847
Certificates of deposits	8	353	18

	$60,276	$39,462	$34,250

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

7. Loans Receivable

     The loan portfolio consisted of the following components (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Real estate loans:
Residential	$2,140,431	$2,065,658	$1,273,105
Construction and development	1,423,892	1,454,048	1,516,103
Commercial	1,064,022	1,075,391	943,305
Small business	129,921	123,740	114,445
Loans to Levitt Corporation	7,605	8,621	18,505
Other loans:
Home equity	469,804	457,058	362,237
Commercial business	91,332	91,505	98,692
Small business — non-mortgage	72,861	66,679	53,530
Loans to Levitt Corporation	16,000	38,000	42,125
Consumer loans	12,804	14,540	16,374
Deposit overdrafts	6,959	3,894	3,477
Residential loans held for sale	3,824	4,646	3,307
Discontinued loans products (1)	6,718	8,285	26,205

Total gross loans	5,446,173	5,412,065	4,471,410

Adjustments:
Undisbursed portion of loans in process	(767,380)	(767,804)	(751,126)
Premiums related to purchased loans	6,532	6,609	5,694
Deferred fees	(5,051)	(5,812)	(6,422)
Allowance for loan losses	(43,042)	(46,010)	(45,383)

Loans receivable — net	$4,637,232	$4,599,048	$3,674,173

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.

     The Company’s loans to Levitt Corporation had an outstanding balance of $23.6 million, $46.6 million and $60.6 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Included in interest income in the Company’s statement of operations for the three months ended March 31, 2005 and 2004 was $613,000 and $634,000, respectively, of interest income related to loans to Levitt. At March 31, 2005, the Company had $3.8 million of undisbursed loans in process to Levitt.

BankAtlantic Bancorp, Inc.

   8. Real Estate Held for Development and Sale

     Real estate held for development and sale consists of real estate held by a joint venture that was acquired in connection with the Community Savings Bankshares (“Community”) acquisition during March 2002 and real estate held for sale associated with BankAtlantic branch banking facilities.

     Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Land and land development costs	$10,831	$10,662	$9,703
Construction costs	9,190	12,163	9,464
Other costs	2,310	2,399	2,025
Branch banking facilities	2,468	2,468	3,047

Total	$24,799	$27,692	$24,239

     Income from real estate operations were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2005	2004
Sales of real estate	$9,028	$757
Cost of sales on real estate	6,787	452

Income from real estate operations	$2,241	$305

9. Related Parties

     The Company and Levitt Corporation (“Levitt”) are under common control. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”). The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.

     The Company maintains service arrangements with BFC and Levitt, pursuant to which the Company provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. For such services the Company is compensated for its costs plus 5%. Additionally, the Company rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that may not be equivalent to market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three months ended March 31, 2005 and 2004.

     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three months ended March 31, 2005 (in thousands):

	BFC	Levitt	Total
Service fees	$58	$113	$171
Rent	22	6	28

Total	$80	$119	$199

BankAtlantic Bancorp, Inc.

     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three months ended March 31, 2004 (in thousands):

	BFC	Levitt	Total
Service fees	$10	$75	$85
Rent	11	20	31

Total	$21	$95	$116

     Additionally, during the three months ended March 31, 2005 and 2004 Levitt paid BankAtlantic $29,000 and $15,000, respectively, for project management services and the Company recognized expenses of $148,000 and $54,000, respectively, for risk management services provided by Bluegreen. For these services the Company pays or is compensated, as applicable, on a cost plus 5% basis.

     The Company has entered into securities sold under agreements to repurchase with Levitt and BFC in an aggregate of $49.3 million and $39.6 million at March 31, 2005 and December 31, 2004, respectively.

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

     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Community Banking, Commercial Lending, and Bank Investments.
Ryan Beck	Private Client Group, Investment Banking and Capital Markets.
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities.

     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment transactions consist of shared services such as risk management consulting and investment banking placement and advisory fees which are eliminated in consolidation.

BankAtlantic Bancorp, Inc.

     The company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the three months ended March 31, 2005 and 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest income	$78,584	$2,947	$678	$(23)	$82,186
Interest expense	(24,239)	(502)	(4,570)	23	(29,288)
Recovery from loan losses	3,916	—	—	—	3,916
Non-interest income	23,541	54,686	532	(89)	78,670
Non-interest expense	(50,264)	(52,565)	(2,045)	89	(104,785)

Segment profit before taxes	31,538	4,566	(5,405)	—	30,699
Provision for income taxes	(10,677)	(2,036)	1,892	—	(10,821)

Segment net income (loss)	$20,861	$2,530	$(3,513)	$—	$19,878

Total assets	$6,103,599	$191,012	$752,752	$(629,012)	$6,418,351

2004
Interest income	$56,342	$2,796	$542	$(51)	$59,629
Interest expense	(16,547)	(210)	(4,135)	51	(20,841)
Recovery from loan losses	859	—	—	—	859
Non-interest income	18,220	63,065	23,137	(57)	104,365
Non-interest expense	(53,495)	(57,089)	(1,487)	57	(112,014)

Segment profit before taxes	5,379	8,562	18,057	—	31,998
Provision for income taxes	(1,659)	(3,434)	(6,381)	—	(11,474)

Segment net income	$3,720	$5,128	$11,676	$—	$20,524

Total assets	$4,494,779	$170,517	$695,662	$(610,475)	$4,750,483

BankAtlantic Bancorp, Inc.

11. Financial instruments with off-balance sheet risk

     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Commitments to sell fixed rate residential loans	$16,985	$19,537	$20,508
Commitments to sell variable rate residential loans	5,399	6,588	7,445
Commitments to purchase mortgage-backed securities	—	—	100,000
Forward contract to purchase mortgage-backed securities	3,826	3,947	6,391
Commitments to purchase other investment securities	—	—	18,710
Commitments to purchase variable rate residential loans	291,143	40,015	103,600
Commitments to originate loans held for sale	18,753	21,367	24,537
Commitments to originate loans held to maturity	312,628	238,429	329,240
Commitments to extend credit, including the undisbursed portion of loans in process	1,197,861	1,170,191	1,083,213
Standby letters of credit	55,590	55,605	35,973
Commercial lines of credit	135,603	121,688	132,023

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $36.9 million at March 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.7 million at March 31, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2005, December 31, 2004 and March 31, 2004 was $87,000, $114,000 and $70,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

12. Branch Sale

     In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the Community acquisition.

     The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch	935

Net cash outflows from sale of branch	$(13,592)

BankAtlantic Bancorp, Inc.

13. Earnings per Share

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2005 and 2004 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2005	2004
Basic earnings per share:
Net income	$19,878	$20,524
Basic weighted average number of common shares outstanding	60,071,605	59,257,270

Basic earnings per share	$0.33	$0.35

Diluted earnings per share:
Net income	$19,878	$20,524
Effect of stock options issued by Ryan Beck	(120)	(192)

Income available after assumed conversion	$19,758	$20,332

Basic weighted average shares outstanding	60,071,605	59,257,270
Common stock equivalents resulting from stock-based compensation	3,135,265	3,935,764

Diluted weighted average shares outstanding	63,206,870	63,193,034

Diluted earnings per share	$0.31	$0.32

14. New Accounting Pronouncements

     In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. The Statement was originally to be effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005 the Securities and Exchange Commission (“SEC”) issued a final rule to amend the effective date of the Statement for public companies to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Also, on March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between FASB Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management is currently evaluating the Statement, the SEC’s guidance and the two transitional applications, and anticipates adopting the Statement as of January 1, 2006. Management estimates that compensation expense resulting from currently unvested options at the adoption date would be approximately $7.0 million to be recorded over the remaining vesting period of approximately three years.

   15. Contingencies

     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other penalties will be pursued against BankAtlantic or the Company by regulators or other federal agencies. No amounts have been recorded at March 31, 2005 in the financial statements relating to possible penalties from federal agencies.

BankAtlantic Bancorp, Inc.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).

     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not being successful or producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; achieving the benefits of the prepayment of the Federal Home Loan Bank advances; as well as the costs related to the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary fines, restrictions on operations or other penalties relating to these compliance deficiencies will be imposed on the Company or the Bank by regulators or other federal agencies. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies; its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities portfolio and positions, including its securities sold but not yet purchased; as well as its revenue mix, the success of new lines of business and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

BankAtlantic Bancorp, Inc.

Consolidated Results of Operations

	For the Three Months Ended March 31,
(in thousands)	2005	2004	Change
BankAtlantic	$20,861	$3,720	$17,141
Ryan Beck	2,530	5,128	(2,598)
Parent Company	(3,513)	11,676	(15,189)

Net income	$19,878	$20,524	$(646)

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     The change in BankAtlantic’s segment net income was primarily due to a substantial improvement in its net interest income, net recoveries in its provision for loan losses, higher revenues from a real estate joint venture and growth in non-interest income. Also contributing to the change in BankAtlantic’s earnings between quarters was $7.6 million of after-tax costs associated with prepayment penalties incurred by BankAtlantic in connection with its prepayment of high fixed interest rate FHLB advances during the first quarter of 2004. The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued increases in BankAtlantic’s low cost deposits. The primary contributor to the net recovery in BankAtlantic’s provision for loan losses was a $1.1 million recovery of a loan partially charged off during 2003 and the continued improvement in loan portfolio credit quality. The higher real estate joint venture revenues were due to an increase in units sold during 2005. The additional non-interest income was primarily associated with higher service charges on deposit accounts directly related to growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign. The above improvements in BankAtlantic’s earnings were partially offset by higher operating expenses relating to several new initiatives associated with the “Florida’s Most Convenient Bank” campaign which were designed to enhance customer service and convenience.

     The decline in Ryan Beck’s segment net income primarily resulted from lower retail brokerage revenues as investors were less active in the securities markets during the 2005 period. Ryan Beck’s 2005 earnings were also unfavorably impacted by additional occupancy cost and recruitment expenses associated with Ryan Beck’s relocation and expansion of offices as well as the hiring of additional institutional professionals.

     Parent Company segment net income in 2005 was significantly less than segment net income in 2004 primarily as a result of a $14.8 million after-tax litigation settlement gain during 2004.

BankAtlantic Bancorp, Inc.

BankAtlantic Results of Operations

  Net interest income

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2005			March 31, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,085,473	$25,509	4.89%	$1,326,061	$15,941	4.81%
Commercial real estate	1,759,747	28,323	6.44	1,689,962	23,694	5.61
Consumer	487,746	6,776	5.56	374,222	3,900	4.17
Lease financing	6,242	151	9.68	13,642	382	11.20
Commercial business	94,283	1,640	6.96	98,959	1,500	6.06
Small business	195,733	3,491	7.13	173,891	3,085	7.10

Total loans	4,629,224	65,890	5.69	3,676,737	48,502	5.28
Investments — tax exempt (1)	334,029	4,829	5.78	3,362	51	6.04
Investments — taxable	732,939	9,555	5.21	540,460	7,808	5.78

Total interest earning assets	5,696,192	80,274	5.64%	4,220,559	56,361	5.34%

Goodwill and core deposit intangibles	80,375			82,263
Other non-interest earning assets	283,019			240,068

Total assets	$6,059,586			$4,542,890

Deposits:
Savings	$281,512	189	0.27%	$220,005	144	0.26%
NOW	664,313	602	0.37	543,619	491	0.36
Money market	921,382	2,704	1.19	866,767	1,876	0.87
Certificate of deposit	777,353	4,800	2.50	769,949	4,462	2.33

Total interest bearing deposits	2,644,560	8,295	1.27	2,400,340	6,973	1.17

Short-term borrowed funds	357,047	2,122	2.41	150,735	302	0.81
Advances from FHLB	1,536,434	13,674	3.61	760,973	9,098	4.81
Long-term debt	37,206	600	6.54	35,842	482	5.41

Total interest bearing liabilities	4,575,247	24,691	2.19	3,347,890	16,855	2.02
Demand deposits	913,717			664,796
Non-interest bearing other liabilities	44,216			34,025

Total liabilities	5,533,180			4,046,711
Stockholder’s equity	526,406			496,179

Total liabilities and stockholder’s equity	$6,059,586			$4,542,890

Net tax equivalent interest income/ net interest spread		55,583	3.45%		39,506	3.32%

Tax equivalent adjustment		(1,690)			(18)
Capitalized interest from real estate operations		452			307

Net interest income		$54,345			$39,795

Margin
Interest income/interest earning assets			5.64%			5.34%
Interest expense/interest earning assets			1.76			1.61

Net interest margin (tax equivalent)			3.88%			3.73%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc.

For the Three Months Ended March 31, 2005 Compared to the Same 2004 Period:

     The substantial improvement in tax equivalent net interest income primarily resulted from a 35% increase in interest earning assets and a 15 basis point improvement in the net interest margin.

     BankAtlantic’s average interest earning asset balances increased primarily due to the purchase of residential loans and investments during 2004 and the first quarter of 2005. During the year ended December 31, 2004 and the first quarter of 2005, we purchased $1.3 billion and $190 million of residential loans, respectively. Our investment purchases were $563 million during the year ended December 31, 2004 and $70 million during the first quarter of 2005. We also experienced growth in our home equity and commercial real estate loan portfolios. The growth in our interest earning assets was funded through deposit growth, short term borrowings and Libor-based FHLB advances.

     The improvement in our tax equivalent net interest margin primarily resulted from changes in our deposit mix to a higher percentage of low cost deposits to total deposits as well as increased yields earned on variable rate commercial and home equity loans. Low cost deposits are savings, NOW and demand deposits. Since August 2004 the prime interest rate has increased from 4.25% to 5.50%. This increase has favorably impacted the yields on consumer and commercial loans, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, Libor-based FHLB advances and long term debt. The margin was also favorably impacted by the March 2004 prepayment of $108 million of FHLB advances which had an average interest rate of 5.55%. BankAtlantic believes that its tax equivalent net interest margin will continue to improve; although, a shift in the slope of the yield curve could moderate or even prevent further margin improvement.

BankAtlantic Bancorp, Inc.

Provision for Loan Losses

	For Three Months Ended
	March 31,
(in thousands)	2005	2004
Balance, beginning of period	$46,010	$45,595
Charge-offs:
Consumer loans	(68)	(149)
Residential real estate loans	(198)	(231)
Small business	(128)	—

Continuing loan products	(394)	(380)
Discontinued loan products	(324)	(487)

Total charge-offs	(718)	(867)

Recoveries:
Commercial business loans	1,110	68
Commercial real estate loans	—	1
Small business	185	9
Consumer loans	44	48
Residential real estate loans	1	26

Continuing loan products	1,340	152
Discontinued loan products	326	1,362

Total recoveries	1,666	1,514

Net recoveries	948	647
Recovery from loan losses	(3,916)	(859)

Balance, end of period	$43,042	$45,383

     Charge-offs from continuing loan products were nominal for the three months ended March 31, 2005 and 2004. The majority of the continuing loan product recoveries during the 2005 quarter resulted from a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. The lower charge-offs and recoveries from discontinued loan products resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $6.7 million from $26.2 million a year earlier. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending.

     The provision for loan losses was a net recovery during the current quarter due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan during 2005. The provision for loan losses was a net recovery during the 2004 quarter resulting from declining reserves and net recoveries from discontinued loan products.

     BankAtlantic’s allowance for loan losses to total loans declined from 1.22% at March 31, 2004 to 0.92% at March 31, 2005. The lower allowance for loan losses resulted from improved credit quality, and was partially offset by an increase in loans receivable from $3.7 billion at March 31, 2004 to $4.6 billion at March 31, 2005.

BankAtlantic Bancorp, Inc.

     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$418	$381	$565
Loans and leases	6,504	7,903	11,724

Total nonaccrual	6,922	8,284	12,289

Repossessed assets:
Real estate owned	1,438	692	1,667

Total nonperforming assets	8,360	8,976	13,956
Specific valuation allowance	—	—	(956)

Total nonperforming assets, net	$8,360	$8,976	$13,000

Allowances
Allowance for loan losses	$43,042	$46,010	$45,383
Allowance for tax certificate loses	3,453	3,297	3,202

Total allowances	46,495	49,307	48,585

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	7,032	—	1
Performing impaired loans	216	320	188
Restructured loans	20	24	1,368

TOTAL POTENTIAL PROBLEM LOANS	$7,268	$344	$1,557

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.37% at March 31, 2004 to 0.19% and 0.17% at December 31, 2004 and March 31, 2005, respectively. The improvement in nonaccrual loans at March 31, 2005 compared to December 31, 2004 resulted from declines in non-performing residential loans and the repossession of residential real estate associated with a home equity loan that was moved to real estate owned.

     Performing impaired loans at March 31, 2005 primarily consists of a $7.0 million hotel loan that is past due based on its maturity date. BankAtlantic is accruing interest on this loan and is in final negotiations with third parties for the sale of the loan. The potential buyers’ proposed purchase prices for the loan are for an amount that exceeds the outstanding loan balance and accrued interest. Management believes that the fair value of the real estate collateral substantially exceeds the outstanding loan balance.

BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Other service charges and fees	$5,238	$4,637	$601
Service charges on deposits	12,989	11,277	1,712
Income from real estate operations	2,241	305	1,936
Securities activities, net	7	(3)	10
Other	3,066	2,004	1,062

Non-interest income	$23,541	$18,220	$5,321

     The higher other service charges and fees during 2005 reflect the opening of over 220,000 new deposit accounts since January 2004, including approximately 55,000 new accounts during the first quarter of 2005. New ATM and check

BankAtlantic Bancorp, Inc.

cards are linked to the new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.

     The higher revenues from service charges on deposits during 2005 primarily resulted from an increase in fees assessed on overdrafts and secondarily from the increased number of checking accounts discussed above.

     Income from real estate operations represents revenues from a real estate joint venture that was acquired in March 2002 as part of the Community acquisition. The venture is a 175 unit development consisting of single family homes, condominium units and duplexes located in Florida. Since inception of the project through March 31, 2005, sales of sixty-six units have closed. The increase in real estate income in the first quarter of 2005 reflects closings on twelve units, whereas during the first quarter of 2004, the joint venture closed on two units.

     Other income reported for the 2005 quarter was favorably impacted by a $935,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the Community acquisition. The branch was not close to any other branches, and was not meeting performance expectations. Additionally, the remote location of the branch resulted in higher than average operating expenses.

BankAtlantic’s Non-Interest Expense

	For Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Employee compensation and benefits	$26,398	$22,392	$4,006
Occupancy and equipment	9,117	7,146	1,971
Advertising and promotion	5,168	3,463	1,705
Amortization of intangible assets	425	439	(14)
Cost associated with debt redemption	—	11,741	(11,741)
Professional fees	1,895	1,725	170
Other	7,261	6,589	672

Non-interest expense	$50,264	$53,495	$(3,231)

     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives. These initiatives include: midnight hours at selected branches, extended hours at all locations, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week. The initiatives and the growth in low cost deposit accounts was the primary cause for the increase in the number of full time equivalent employees to 1,745 at March 31, 2005 from 1,428 at March 31, 2004. The increased number of employees and higher salaries are believed necessary to maintain satisfactory customer service standards. In addition to the increase in employees, the costs incurred under BankAtlantic’s profit sharing plan were $960,000 higher during 2005. The additional amounts accrued for the employee profit sharing plan were based on BankAtlantic exceeding targeted performance goals.

     During the year ended December 31, 2004, BankAtlantic adopted a plan to renovate all of its existing branches with a goal of having a consistent look or “brand.” Management anticipates that the renovation plan will be complete in 2006. This resulted in the accelerated depreciation on fixed assets and leasehold improvements that are scheduled to be replaced as well as higher repair and maintenance costs to maintain branch appearances. Additionally, as a result of extended weekend and weekday hours associated with the “Florida’s Most Convenient Bank” initiative, guard service expense increased by approximately 53%.

     Advertising expenses during the first quarter of 2005 increased significantly from those incurred during the comparable 2004 quarter, as a direct result of an aggressive BankAtlantic marketing campaign during the 2005 quarter that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2005 fiscal year compared to those incurred during the 2004 fiscal year.

     The cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of

BankAtlantic Bancorp, Inc.

5.55%. The interest rates on these FHLB advances exceeded the rates that BankAtlantic was able to obtain on other available FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.

     The higher expenses for professional fees in 2005, compared to 2004, resulted from consulting costs associated with the Bank’s compliance with anti-terrorism and anti-money laundering laws and regulations.

     The increase in other non-interest expense relates to higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network.

BankAtlantic Bancorp, Inc.

Ryan Beck & Co. and Subsidiaries Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Net interest income:
Interest on trading securities	$2,947	$2,796	$151
Interest expense	(502)	(210)	(292)

Net interest income	2,445	2,586	(141)

Non-interest income:
Principal transactions	18,632	24,443	(5,811)
Investment banking	11,882	12,631	(749)
Commissions	21,485	25,371	(3,886)
Other	2,687	620	2,067

Non-interest income	54,686	63,065	(8,379)

Non-interest expense:
Employee compensation and benefits	38,437	44,042	(5,605)
Occupancy and equipment	4,118	3,228	890
Advertising and promotion	1,073	1,161	(88)
Professional fees	1,417	1,045	372
Communications	3,205	3,128	77
Floor broker and clearing fees	2,368	2,802	(434)
Other	1,947	1,683	264

Non-interest expense	52,565	57,089	(4,524)

Income before income taxes	4,566	8,562	(3,996)
Income taxes	2,036	3,434	(1,398)

Income from continuing operations	$2,530	$5,128	$(2,598)

     Segment net income decreased primarily as a result of lower transactional business, as investors were generally less active in the securities markets during the quarter. Historically, transactional business volume increases or decreases based on market performance. During the first quarter of 2005 both the DOW and NASDAQ declined.

     Net interest income was slightly less in the first quarter of 2005, compared to the same 2004 quarter. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $238 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances.

     Principal transaction revenue decreased by 24% compared to the same quarter of 2004, primarily due to a decrease in customer and proprietary trading activity evidenced by a 16% decrease in the number of trade tickets processed in the first quarter of 2005 compared to the same 2004 quarter. Ryan Beck’s proprietary equity and fixed income trading revenue decreased 54% in the first quarter of 2005 compared to the same 2004 quarter. In the first quarter of 2005, Ryan Beck received principal gross sales credits of $2.9 million related to Unit Investment Trust offerings compared to $2.3 million for the same 2004 quarter.

     Investment banking revenue decreased by 6% from the same quarter of 2004, attributable mainly to decreased consulting, merger and acquisition fees, due to lower deal activity. During the first quarter of 2005, the Financial Institutions Group completed three mergers as compared to five mergers for the same 2004 quarter. Additionally, in the first quarter of 2004 the Middle Market Group completed an IPO, with no corresponding 2005 transaction.

     Commission revenue decreased by 15% from the same quarter of 2004, attributable mainly to decreased agency transactions conducted in 2005.

     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.

BankAtlantic Bancorp, Inc.

     The decrease in employee compensation and benefits of 13% from 2004 is primarily due to the decrease in bonus accruals as a result of the decreased revenue in 2005 versus 2004. Also contributing to the decrease was less commission expense arising from the decrease in Ryan Beck’s commissionable revenue.

     Occupancy and equipment increased by 28% from the same quarter of 2004, attributable mainly to the firm’s continued expansion throughout 2004. During 2004, Ryan Beck opened three new offices, including the relocation of its corporate headquarters, and had significant expenses associated with the expansion of other offices.

     The decrease in floor broker and clearing fees is due to the decrease in transactional business in 2005, as compared to 2004.

     Other expenses increased by 16% from the same quarter of 2004, attributable mainly to recruiting fees associated with Ryan Beck’s first quarter 2005 expansion of its capital markets business.

Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2005	2004	Change
Net interest income:
Interest income	$678	$542	$136
Interest expense	(4,570)	(4,135)	(435)

Net interest income (expense)	(3,892)	(3,593)	(299)

Non-interest income:
Income from unconsolidated subsidiaries	131	118	13
Securities activities, net	95	75	20
Litigation settlement	—	22,840	(22,840)
Other	306	104	202

Non-interest income	532	23,137	(22,605)

Non-interest expense:
Employee compensation and benefits	960	746	214
Professional fees	859	516	343
Other	226	225	1

Non-interest expense	2,045	1,487	558

(Loss) income before income taxes	(5,405)	18,057	(23,462)
Income taxes	(1,892)	6,381	(8,273)

Net income (loss)	$(3,513)	$11,676	$(15,189)

     Interest income consists of interest on loans to Levitt, interest and dividends from investments and interest from a BankAtlantic repo account. Interest income on loans to Levitt was $465,000 during the 2005 quarter compared to $435,000 during the same 2004 period. Interest income on the BankAtlantic repo account was $23,000 during 2005 compared to $51,000 during the same 2004 period.

     Interest expense increased during the first quarter of 2005, compared to the same 2004 period, as a result of higher interest rates during 2005 compared to 2004. The Company’s junior subordinated debentures and other borrowings average balances were $263.3 million during the three months ended March 31, 2005 and 2004, of which $128.9 million accrue at floating rates.

     Income from unconsolidated subsidiaries represents the equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings.

     Securities activities during the three months ended March 31, 2005 and 2004 represents gains from managed funds. The Company’s money manager sold these securities in order to rebalance its investment portfolio to benchmark allocation percentages.

BankAtlantic Bancorp, Inc.

     The litigation settlement in 2004 reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A Common Stock returned by the technology company to the Company.

     Other income during the first quarter of 2005 and 2004 includes fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC.

     The Company’s compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company receives income from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to payroll taxes associated with the exercise of stock options.

     The increase in professional fees during the 2005 first quarter compared to the same 2004 period consisted of higher regulatory costs incurred to comply with the Sarbanes-Oxley Act, primarily consisting of costs related to internal control and compliance with Section 404 of that Act.

BankAtlantic Bancorp Consolidated Financial Condition

     We had total assets of $6.4 billion at March 31, 2005 and December 31, 2004. The change in components of total assets from December 31, 2004 to March 31, 2005 is summarized below:

•	Purchase of approximately $190 million of residential real estate loans;

•	Origination of and participation in $320 million of commercial and small business loans;

•	Origination of approximately $105 million of home equity loans;

•	Purchase of approximately $40 million of mortgage-backed securities;

•	Purchase of approximately $25 million of tax-exempt securities;

•	Purchase of approximately $55 million of managed-fund securities;

•	Principal reductions of $23 million associated with loans to Levitt;

•	Loan, investment securities and tax certificate repayments and maturities of approximately $700 million;

•	Additions of $7 million of fixed assets associated with the Company’s new corporate headquarter building and BankAtlantic’s branch renovation and expansion initiatives;

•	A decline in receivable from Ryan Beck’s clearing agent and a corresponding increase in securities owned associated with Ryan Beck’s trading activities;

•	Lower real estate held for development and sale associated with units closed at the Riverclub real estate joint venture acquired by BankAtlantic in connection with the Community acquisition;

•	Higher other assets balances related to increased fee-based deposit overdraft accounts as well as higher REO balances;

•	Increases in accrued interest receivable due to higher loan receivable and securities balances; and

•	Higher Federal Home Loan Bank stock balances associated with increased stock ownership membership requirements that went into effect during the first quarter of 2005.

     We had total liabilities of $5.9 billion at March 31, 2005 and December 31, 2004. The change in components of total liabilities from December 31, 2004 to March 31, 2005 is summarized below:

•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	An increase in securities sold but not yet purchased associated with Ryan Beck’s trading activities;

•	Repayments of borrowings and FHLB advances caused by deposit growth; and

•	Decrease in other liabilities primarily due to securities purchased pending settlement and a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2004 annual bonuses during the first quarter of 2005.

     Stockholders’ equity at March 31, 2005 was $481.0 million compared to $469.3 million at December 31, 2004. The increase was primarily attributable to earnings of $19.9 million and $5.5 million from the issuance of common stock and associated tax benefits upon the exercise of stock options. The above increases in stockholders’ equity were partially

BankAtlantic Bancorp, Inc.

offset by declaration of $2.1 million of common stock dividends, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon the exercise of employee stock options in June 2004, $6.6 million other comprehensive loss, net of income tax benefits, and a $4.6 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A common stock options by various executive officers of the Company.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc. Liquidity and Capital Resources

     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of subsidiary loans and loans to Levitt, and liquidation of equity securities and other investments it holds, management fees from subsidiaries and affiliates and interest payments from loans to Levitt. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, and repay borrowings, purchase equity securities and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $17.5 million. The Company’s estimated current annual dividends to common shareholders are approximately $8.5 million. During the three months ended March 31, 2005, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.

     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to us was converted to a five year term note due in December 2008 with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, Levitt declared an $8.0 million dividend to us payable in the form of a note due in December 2008, bearing interest on the same basis as the $30.0 million note described above. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. The proceeds from the loan payments were invested in managed funds with a third party money manager. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes.

     In March 2005, the Company repaid the remaining $100,000 balance under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. The credit facility contains customary covenants, including financial covenants relating to regulatory capital and maintenance of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The Company is in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points. There were no amounts outstanding under this credit facility as of March 31, 2005.

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

     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans and tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to

BankAtlantic Bancorp, Inc.

borrow $1.5 billion at March 31, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s available borrowings under this line of credit were approximately $307 million at March 31, 2005. BankAtlantic has established lines of credit for up to $235 million with other banks to purchase federal funds and has established a $7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits. These relationships may be utilized as an alternative source of borrowings, if needed.

     BankAtlantic’s commitments to originate and purchase loans at March 31, 2005 were approximately $331.3 million and $291.1 million, respectively, compared to $353.8 million and $103.6 million, respectively, at March 31, 2004. Additionally, BankAtlantic had commitments to purchase securities of $3.8 million and $125.1 million, respectively, at March 31, 2005 and 2004. At March 31, 2005, loan commitments represented approximately 13.4% of loans receivable, net.

     In 2004, BankAtlantic announced its de novo branch expansion strategy under which it plans to open between six to eight branches, subject to required regulatory approvals. In view of recently identified issues concerning BankAtlantic’s compliance with the USA PATRIOT Act, Bank Secrecy Act and anti-money laundering laws, there is no assurance that BankAtlantic will not face delays in obtaining regulatory approvals. It is anticipated that delays, if any occur, would not materially alter the course or scope of BankAtlantic’s branching strategy. The estimated cost of constructing these branches is approximately $18 million. During the three months ended March 31, 2005 BankAtlantic opened two de novo branches. The capital expenditures for these two branches amounted to approximately $2.1 million. BankAtlantic has also entered into purchase commitments to acquire land for de novo branch expansion with an aggregate purchase price of $2.0 million, subject to due diligence.

     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. The renovation of these branches is projected to be completed during 2006 at an estimated cost of $13 million. BankAtlantic has incurred approximately $5.8 million in renovation costs on branch facilities as of March 31, 2005.

     At March 31, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements.

     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2005:
Total risk-based capital	$490,045	11.06%	8.00%	10.00%
Tier 1 risk-based capital	$421,831	9.52%	4.00%	6.00%
Tangible capital	$421,831	7.03%	1.50%	1.50%
Core capital	$421,831	7.03%	4.00%	5.00%
At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%

     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2004.

      Compliance Matter

     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the

BankAtlantic Bancorp, Inc.

government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. BankAtlantic Bancorp cannot predict whether or to what extent civil or criminal regulatory action or monetary or other penalties will be pursued against BankAtlantic or the Company by regulators or other federal agencies.

     Recently, Riggs Bank, N.A. announced that it had consented to a $25 million civil money penalty paid to the Department of the Treasury, assessed concurrently by the Financial Crimes Enforcement Network (“FinCEN”) and the Office of the Comptroller of the Currency, for willful, systemic violation of the anti-money laundering program and suspicious activity and currency transaction requirements of the Bank Secrecy Act. Riggs Bank, N.A. also announced that it has resolved an investigation into its Bank Secrecy Act compliance by pleading guilty to a count of failing to file timely and/or accurate Suspicious Activity Reports, paid a $16 million fine and agreed to a five-year period of corporate probation. Riggs National Corporation, the holding company for Riggs Bank, N.A., also consented to the issuance of a Cease and Desist Order relating to future compliance and board oversight, which, among other things, prohibits the declaration or payment of dividends on its stock or distributions of interest, principal or other sums with respect to debentures issued in connection with its trust preferred securities, or the redemption or repurchase any of its stock without regulatory approval.

     Further, AmSouth Corporation (“AmSouth”) and AmSouth Bank disclosed that they have entered into a deferred prosecution agreement with the U.S. Attorney relating to deficiencies in the bank’s reporting of suspicious activities under the Bank Secrecy Act. AmSouth also announced that it entered into a Cease and Desist Order with the Federal Reserve and the Alabama Department of Banking and an order with FinCEN relating to deficiencies in AmSouth’s compliance with the Bank Secrecy Act. AmSouth announced that under the deferred prosecution agreement, it agreed to make a payment of $40 million to the United States and, in connection with the Federal Reserve and FinCEN orders, was assessed a $10 million civil money penalty. AmSouth also disclosed that in connection with the Cease and Desist Order, the Federal Reserve indicated it would restrict AmSouth’s expansion activities until such time as the Federal Reserve believes the company is in substantial compliance with the requirements of the order. AmSouth further disclosed that the Cease and Desist Order requires specific actions, including steps to comply with the Bank Secrecy Act.

     Other financial institutions have also been required to enter into regulatory agreements and to pay fines and assessments with respect to their activities. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions.

Ryan Beck & Co., Inc. Liquidity and Capital Resources

     Ryan Beck’s primary sources of funds during the quarter ended March 31, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During the three months ended March 31, 2005, the buyer made $1.7 million of principal repayments on the promissory note which reduced the balance to $4.4 million at March 31, 2005.

     In the ordinary course of business, Ryan Beck borrows funds under an agreement with its Clearing Broker and pledges securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the Clearing Broker and can be changed at the Clearing Broker’s discretion. Additionally, the amount financed is also impacted by the market value of the securities pledged as collateral.

     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $29.7 million, which was $28.7 million in excess of its required net capital of $1.0 million at March 31, 2005.

     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers.

BankAtlantic Bancorp, Inc.

Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.

Interest Rate Risk

     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk in that their value fluctuates with changes in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at March 31, 2005 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:

•	Loans,

•	Debt securities available for sale,

•	Investment securities,

•	FHLB stock,

•	Federal funds sold,

•	Deposits,

•	Advances from FHLB,

•	Securities sold under agreements to repurchase,

•	Federal funds purchased,

•	Subordinated debentures,

•	Notes and bonds payable, and

•	Junior subordinated debentures.

     The model calculates the net potential gains and losses in net portfolio fair value by:

i.	Discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at March 31, 2005 and December 31, 2004,

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

     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

▪	Interest rates,

▪	Loan prepayment rates,

▪	Deposit runoff rates,

▪	Non-maturing deposit servicing rates,

▪	Market values of certain assets under various interest rate scenarios, and

▪	Re-pricing of certain borrowings.

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

     Presented below is an analysis of the Company’s interest rate risk at March 31, 2005 and December 31, 2004 calculated utilizing the Company’s model (in thousands):

As of March 31, 2005
Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$896,729	$81,604
+100 bp	$884,664	$69,539
0	$815,125	$—
-100 bp	$682,632	$(132,493)
-200 bp	$489,550	$(325,575)

As of December 31, 2004
Net Portfolio
Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$813,332	$77,676
+100 bp	$803,501	$67,845
0	$735,656	$—
-100 bp	$596,126	$(139,530)
-200 bp	$406,938	$(328,718)

     Deposit decay assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Savings	16%	10%	10%	10%
Money market	83	15	15	15
NOW	7	6	6	6
Demand	14	6	6	6

     The Company began utilizing a new interest rate risk model in January 2005, that should enable management to evaluate the interest rate sensitivity of our interest earnings assets and interest bearing liabilities on a more specific asset and liability basis. As a consequence, the December 31, 2004 amounts are also provided utilizing the new model. The change in the December 31, 2004 amounts from those calculated under the prior model was primarily due to a change in deposit decay rates. The old model decay rates were based on industry averages, whereas the deposit decay rates utilized under the new model are based on BankAtlantic’s historical experience as calculated by a third party.

BankAtlantic Bancorp, Inc.

     Our tax equivalent net interest margin improved to 3.88% in the first quarter of 2005 vs. 3.73% in the first quarter 2004, but down slightly from the 3.91% in the fourth quarter 2004. The decline from the 2004 fourth quarter tax equivalent net interest margin is attributable to acquisitions of securities and residential loans made late in the 2004 fourth quarter funded through short term borrowings. These investments, which generally have lower yields than our existing portfolio, coupled with the increase in short-term interest rates since August 2004 have offset the favorable effects on our tax equivalent net interest margin from the payoff of higher rate FHLB advances, growth in our low cost deposits and higher yields on commercial, consumer, and small business loans. We believe that our tax equivalent net interest margin will improve during 2005. Although a shift in the slope of the yield curve could moderate further margin improvement.

Equity Price Risk

BankAtlantic Bancorp

     BankAtlantic Bancorp maintains a portfolio of equity securities that subject us to equity pricing risks which would arise as the relative values of our equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at March 31, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$43,399	$7,233
10%	$39,783	$3,617
0%	$36,166	$—
-10%	$32,549	$(3,617)
-20%	$28,933	$(7,233)

     Excluded from the above table are $1.8 million of investments in other financial institutions and $5.0 million invested in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.

Ryan Beck Market Risk

     The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”), is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.

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

BankAtlantic Bancorp, Inc.

     The following table sets forth the high, low and average VaR for Ryan Beck for the three months ended March 31, 2005 (in thousands):

	High	Low	Average

VaR	$359	$55	$193
Aggregate Long Value	123,209	67,388	94,685
Aggregate Short Value	$187,412	$36,440	$69,471

     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006

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

Changes in Internal Controls

     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

BankAtlantic Bancorp, Inc.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per share	or Programs (2)	Programs
January 1, 2005 through January 31, 2005	2,892	$19.90	—	—
February 1, 2005 through February 28, 2005	—	—	—	—
March 1, 2005 through March 31, 2005	256,323	17.91	—	—

Total	259,215	$17.93	—	—

1.	The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

2.	The Company currently has no plan or program to repurchase its equity securities.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

Date May 10, 2005	By:	/s/ Alan B. Levan

Alan B. Levan
Chief Executive Officer/ Chairman/President

Date May 10, 2005	By:	/s/ James A. White

James A. White
Executive Vice President, Chief Financial Officer