Form 10-Q
period 2005-06-30
BANKATLANTIC BANCORP INC
filed 2005-08-09
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 34-027228
BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)
(954) 940-5000
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
YES ☑                                NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 2, 2005
Class A Common Stock, par value $0.01 per share	55,772,349
Class B Common Stock, par value $0.01 per share	4,876,124

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,	June 30,
(in thousands, except share data)	2005	2004	2004
ASSETS
Cash and due from depository institutions	$159,173	$118,967	$132,927
Federal funds sold and other short-term investments	5,783	16,093	399
Securities owned (at fair value)	109,095	125,443	120,953
Securities available for sale (at fair value)	749,188	747,160	694,554
Investment securities and tax certificates (approximate fair value: $403,951, $306,963 and $194,046)	402,430	307,438	194,046
Federal Home Loan Bank stock, at cost which approximates fair value	88,362	78,619	44,154
Loans receivable, net of allowance for loan losses of $43,650, $46,010 and $46,737	4,803,529	4,599,048	3,899,099
Accrued interest receivable	41,270	35,982	27,864
Real estate held for development and sale	23,982	27,692	25,077
Investments in unconsolidated subsidiaries	7,910	7,910	7,910
Office properties and equipment, net	135,012	129,790	106,105
Deferred tax asset, net	22,636	20,269	22,288
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	9,197	10,270	11,121
Due from clearing agent	22,091	16,619	16,048
Other assets	61,344	38,803	49,159

Total assets	$6,717,676	$6,356,777	$5,428,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,039,611	$890,398	$787,819
NOW	660,633	658,137	584,658
Savings	302,677	270,001	251,218
Money market	899,364	875,422	906,865
Certificates of deposits	789,533	763,244	719,545

Total deposits	3,691,818	3,457,202	3,250,105

Advances from FHLB	1,695,265	1,544,497	883,727
Securities sold under agreements to repurchase	246,360	296,643	374,824
Federal funds purchased	109,500	105,000	20,000
Subordinated debentures, notes and bonds payable	35,232	37,741	36,395
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	28,184	39,462	51,321
Other liabilities	137,657	143,701	108,406

Total liabilities	6,207,282	5,887,512	4,988,044

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares: issued and outstanding 55,766,653, 55,214,225 and 54,903,283 shares	558	552	549
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	260,829	259,702	258,258
Unearned compensation — restricted stock grants	(916)	(1,001)	(1,090)
Retained earnings	251,129	210,955	183,170

Total stockholders’ equity before accumulated other comprehensive (loss)	511,649	470,257	440,936
Accumulated other comprehensive (loss)	(1,255)	(992)	(602)

Total stockholders’ equity	510,394	469,265	440,334

Total liabilities and stockholders’ equity	$6,717,676	$6,356,777	$5,428,378

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(in thousands, except share and per share data)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$71,099	$48,034	$137,454	$96,970
Interest and dividends on securities available for sale	5,258	4,584	10,553	8,204
Interest on tax exempt securities	3,769	610	6,994	643
Interest on other investment securities	4,443	4,013	8,807	8,257
Broker dealer interest	3,489	2,866	6,436	5,662

Total interest income	88,058	60,107	170,244	119,736

Interest expense:
Interest on deposits	9,534	6,788	17,829	13,761
Interest on advances from FHLB	15,604	7,769	29,278	16,867
Interest on securities sold under agreements to repurchase and federal funds purchased	2,646	632	4,745	882
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	6,316	4,912	11,988	9,739
Capitalized interest on real estate development	(437)	(346)	(889)	(653)

Total interest expense	33,663	19,755	62,951	40,596

Net interest income	54,395	40,352	107,293	79,140
Provision for (recovery from) loan losses	820	(1,963)	(3,096)	(2,822)

Net interest income after provision (recovery) from loan losses	53,575	42,315	110,389	81,962

Non-interest income:
Broker/dealer revenue	83,915	63,008	138,601	126,073
Service charges on deposits	14,744	13,028	27,733	24,305
Other service charges and fees	5,849	6,431	11,087	11,068
Income from real estate operations	1,655	683	3,896	988
Equity earnings of unconsolidated subsidiaries	137	118	268	236
Securities activities, net	90	3	192	75
Litigation settlement	—	—	—	22,840
Other	2,813	2,074	6,096	4,125

Total non-interest income	109,203	85,345	187,873	189,710

Non-interest expense:
Employee compensation and benefits	78,391	63,538	144,186	130,718
Occupancy and equipment	13,953	11,236	27,190	21,611
Impairment of office properties and equipment	3,706	—	3,706	—
Advertising and promotion	8,069	5,630	14,367	10,324
Cost associated with debt redemption	—	—	—	11,741
Professional fees	4,316	2,997	8,397	6,226
Communications	3,508	2,916	6,713	6,044
Floor broker and clearing fees	2,012	2,438	4,380	5,240
Other	10,188	9,147	19,989	18,012

Total non-interest expense	124,143	97,902	228,928	209,916

Income before income taxes	38,635	29,758	69,334	61,756
Provision for income taxes	14,098	11,498	24,919	22,972

Net income	$24,537	$18,260	$44,415	$38,784

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Earnings per share
Basic earnings per share	$0.41	$0.31	$0.74	$0.65

Diluted earnings per share	$0.38	$0.29	$0.69	$0.61

Basic weighted average number of common shares outstanding	60,452,710	59,343,940	60,263,210	59,300,605

Diluted weighted average number of common and common equivalent shares outstanding	63,161,289	62,807,683	63,175,886	62,979,163

Cash dividends per share
Cash dividends per Class A share	$0.035	$0.033	$0.070	$0.066

Cash dividends per Class B share	$0.035	$0.033	$0.070	$0.066

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005 — UNAUDITED

						Accumul-
					Unearned	ated
					Compen-	Other
	Compre-		Addi-		sation	Compre-
	hensive		tional		Restricted	hensive
	Income	Common	Paid-in	Retained	Stock	Income
(in thousands)	(Loss)	Stock	Capital	Earnings	Grants	(Loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$38,784	—	—	38,784	—	—	38,784

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $3.7 million)	(6,510)
Reclassification adjustment for net gain included in net income	(48)

Other comprehensive income (loss)	(6,558)

Comprehensive income	$32,226

Dividends on Class A Common Stock		—	—	(3,603)	—	—	(3,603)
Dividends on Class B Common Stock		—	—	(322)	—	—	(322)
Issuance of Class A common stock		11	2,592	—	—	—	2,603
Tax effect relating to share-based compensation		—	4,585	—	—	—	4,585
Retirement of Class A Common Stock relating to exercise of stock options		(2)	(2,635)				(2,637)
Retirement of Class A Common Stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	88	—	88
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,558)	(6,558)

BALANCE, JUNE 30, 2004		$598	$258,258	$183,170	$(1,090)	$(602)	$440,334

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$44,415	—	—	44,415	—	—	44,415

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $159)	(140)
Reclassification adjustment for net gain included in net income (less income tax expense of $69)	(123)

Other comprehensive income (loss)	(263)

Comprehensive income	$44,152

Dividends on Class A Common Stock		—	—	(3,899)	—	—	(3,899)
Dividends on Class B Common Stock		—	—	(342)	—	—	(342)
Issuance of Class A common stock upon exercise of stock options		9	1,929				1,938
Tax effect relating to share-based compensation		—	4,190	—	—	—	4,190
Retirement of Class A Common Stock relating to exercise of stock options		(3)	(4,645)	—	—	—	(4,648)
Amortization of unearned compensation - restricted stock grants		—	—	—	85	—	85
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(263)	(263)

BALANCE, JUNE 30, 2005		$607	$260,829	$251,129	$(916)	$(1,255)	$510,394

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
(in thousands)	Ended June 30,
	2005	2004
Operating activities:
Net income	$44,415	$38,784
Adjustments to reconcile net income to net cash provided in operating activities:
Recovery from credit losses, net *	(3,046)	(2,222)
Depreciation, amortization and accretion, net	8,829	8,071
Amortization of intangible assets	825	864
Securities activities, net	(192)	(75)
Gains on sale of real estate owned	(882)	(207)
Gains on sales of loans	(226)	(245)
Gains on sales of property and equipment	(293)	—
Gain on sale of branch	(922)	—
Equity earnings of unconsolidated subsidiaries	(268)	(236)
Litigation settlement	—	(22,840)
Cost associated with debt redemption	—	11,741
Impairment of office properties and equipment	3,706	—
Issuance of forgivable notes receivable	(2,675)	(3,199)
Originations and repayments of loans held for sale, net	(66,042)	(62,230)
Proceeds from sales of loans held for sale	63,130	70,057
Decrease (increase) in real estate inventory	3,710	(3,274)
Decrease in securities owned activities, net	16,348	3,612
Increase (decrease) in securities sold but not yet purchased	(11,278)	13,508
(Increase) decrease in deferred tax asset, net	(2,208)	4,402
(Increase) decrease in accrued interest receivable	(5,288)	2
Increase in other assets	(22,238)	(8,609)
Increase in due from clearing agent	(5,472)	(24,631)
Increase (decrease) in other liabilities	(1,683)	3,703

Net cash provided by operating activities	18,250	26,976

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	96,204	105,809
Purchase of investment securities and tax certificates	(191,661)	(107,749)
Purchases of securities available for sale	(177,631)	(424,523)
Proceeds from sales and maturities of securities available for sale	175,839	111,344
Purchases of FHLB stock, net	(9,743)	(3,829)
Repayments from unconsolidated subsidiaries	268	5,236
Net purchases and originations of loans	(201,242)	(217,796)
Proceeds from sales of real estate owned	2,189	2,146
Proceeds from the sale of property and equipment	664	—
Additions to office property and equipment	(17,068)	(17,832)
Net cash outflows from the sale of branch	(13,605)	—

Net cash used in investing activities	(335,786)	(547,194)

Financing activities:
Net increase in deposits	252,332	191,963
Repayments of FHLB advances	(689,166)	(210,157)
Proceeds from FHLB advances	840,000	300,000
Net increase (decrease) in securities sold under agreements to repurchase	(50,283)	236,015
Net increase in federal funds purchased	4,500	20,000
Repayment of notes and bonds payable	(2,509)	(1,283)
Proceeds from notes and bonds payable	—	1,083
Proceeds from issuance of Class A common stock	809	1,777
Payment of the minimum withholding tax upon exercise of stock options	(3,519)	(1,811)
Purchase of subsidiary common stock	(491)	—
Common stock dividends paid	(4,241)	(3,925)

Net cash provided by financing activities	347,432	533,662

Increase in cash and cash equivalents	29,896	13,444
Cash and cash equivalents at beginning of period	135,060	119,882

Cash and cash equivalents at end of period	$164,956	$133,326

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
(in thousands)	Ended June 30,
	2005	2004
Cash paid for
Interest on borrowings and deposits	$61,394	$41,975
Income taxes	8,496	24,483
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	1,793	838
Net loan recoveries	736	3,964
Tax certificate (charge-offs) recoveries, net	(50)	(100)
Decrease in current income taxes payable from the tax effect associated with the exercise of employee stock options	4,190	4,585
Change in accumulated other comprehensive income	(263)	(6,558)
Change in deferred taxes on other comprehensive income	(159)	(3,690)
Securities purchased pending settlement	3,557	16,604
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,129	826
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	6,058

*	Recovery from credit losses represents provision for (recoveries from) loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 76 branches located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 37 offices in 13 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2005, December 31, 2004 and June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, the consolidated stockholders’ equity and comprehensive income for the six months ended June 30, 2005 and 2004 and the consolidated cash flows for the six months ended June 30, 2005 and 2004. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the six months ended June 30, 2004 and an impairment charge during the six months ended June 30, 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2005. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Form 10-Q for the three months ended March 31, 2005.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2005.

BankAtlantic Bancorp, Inc.
2. Stock Based Compensation
     Under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, there are two methods of accounting for stock options, the intrinsic value method and the fair value method. The Company elects to value its options under the intrinsic value method. As a consequence, the Company accounts for its stock based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation .

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except share data)	2005	2004	2005	2004
Pro forma net income
Net income, as reported	$24,537	$18,260	$44,415	$38,784
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	41	44	85	88
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(505)	(323)	(1,021)	(758)

Pro forma net income	$24,073	$17,981	$43,479	$38,114

Earnings per share:
Basic as reported	$0.41	$0.31	0.74	0.65

Basic pro forma	$0.40	$0.30	0.72	0.64

Diluted as reported	$0.38	$0.29	0.69	0.61

Diluted pro forma	$0.37	$0.28	0.68	0.60

     During the three and six months ended June 30, 2005 the Company received net cash proceeds of $387,000 and $809,000, respectively, from the exercise of stock options compared to $1.1 million and $1.8 million during the same 2004 periods. During the six months ended June 30, 2005 the Company accepted 62,253 shares of Class A common stock with a fair value of $1.1 million as consideration for the exercise price of stock options and accepted 196,962 shares of Class A common stock in payment of $3.5 million for optionees’ minimum statutory withholding taxes related to option exercises. During the six months ended June 30, 2004, the Company accepted 55,022 shares of Class A common stock with a fair value of $826,000 as consideration for the exercise price of stock options and accepted 120,688 shares of Class A common stock in payment of $1.8 million for optionees’ minimum statutory withholding taxes related to option exercises.
     In July 2005, the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 786,700 shares of Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The options vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $19.02 which was equal to the fair market value of the Class A common stock at the date of grant. Additionally, during July 2005, non-employee directors were issued 9,269 shares of restricted Class A common stock, and options to acquire 17,408 shares of Class A common stock. The restricted stock and stock options were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock will vest monthly over the 12-month service period. Stock options vested on the date of grant, have a ten-year term and have an exercise price of $18.88, which was equal to the fair value of the Class A common stock on the date of grant. No compensation expense was recognized in connection with the option grants since the exercise price equaled the market value of the underlying common stock on the date of grant.
3. Litigation Settlement

BankAtlantic Bancorp, Inc.
     In March 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company and its affiliates and a technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. The Company had recorded an impairment charge for the entire investment during 2002. The Company retired the Class A common stock received by it on the settlement date.
4. Impairment of Office Properties and Equipment
     During the three months ended June 30, 2005, the Company opened its new Corporate Center, which serves as its corporate headquarters. As a result of the corporate headquarters relocation and the contemplated demolition of the old corporate headquarters building, the Company recorded an impairment charge for the $3.7 million carrying value of the building and equipment in its Statement of Operations for the three and six months ended June 30, 2005. The building and equipment were included in the BankAtlantic reportable segment.
5. Advances from the Federal Home Loan Bank
     During the six months ended June 30, 2004 BankAtlantic prepaid $108 million of Federal Home Loan Bank (“FHLB”) advances incurring prepayment penalties of $11.7 million.
     Of the $1.7 billion of FHLB advances outstanding at June 30, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $1.2 billion are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 3.30%.
6. Defined Benefit Pension Plan
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	388	383	776	766
Expected return on plan assets	(525)	(500)	(1,050)	(1,000)
Amortization of unrecognized net gains and losses	168	111	336	221

Net periodic pension expense (benefit)	$31	$(6)	$62	$(13)

     BankAtlantic did not contribute to the Plan during the six months ended June 30, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.

BankAtlantic Bancorp, Inc.
7. Securities Owned
     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from clients. Ryan Beck also realizes gains and losses from proprietary trading activities.
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
States and municipalities	$23,979	$10,824	$16,697
Corporate bonds	6,817	10,093	10,757
U.S. Government and agencies	29,402	57,659	48,852
Corporate equities	20,572	18,042	16,670
Deferred compensation assets	26,305	27,898	27,055
Certificates of deposits	2,020	927	922

	$109,095	$125,443	$120,953

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2005, December 31, 2004, and June 30, 2004 balances due from the clearing broker were $22.1 million, $16.6 million and $16.0 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
Corporate equities	$9,807	$3,498	$6,171
Corporate bonds	3,881	9,958	5,049
States and municipalities	67	269	87
U.S. Government and agencies	14,287	25,384	39,967
Certificates of deposits	142	353	47

	$28,184	$39,462	$51,321

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

BankAtlantic Bancorp, Inc.
8. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
Real estate loans:
Residential	$2,295,326	$2,065,658	$1,506,875
Construction and development	1,453,045	1,454,048	1,550,715
Commercial	1,015,842	1,075,391	861,472
Small business	139,233	123,740	117,647
Loans to Levitt Corporation	4,746	8,621	14,939
Other loans:
Home equity	494,904	457,058	395,260
Commercial business	84,497	91,505	104,649
Small business — non-mortgage	72,543	66,679	60,822
Loans to Levitt Corporation	—	38,000	38,000
Consumer loans	13,743	14,540	15,790
Deposit overdrafts	5,434	3,894	5,464
Residential loans held for sale	7,785	4,646	3,786
Discontinued loans products (1)	5,266	8,285	19,563

Total gross loans	5,592,364	5,412,065	4,694,982

Adjustments:
Undisbursed portion of loans in process	(747,750)	(767,804)	(747,850)
Premiums related to purchased loans	6,633	6,609	4,603
Deferred fees	(4,068)	(5,812)	(5,899)
Allowance for loan losses	(43,650)	(46,010)	(46,737)

Loans receivable — net	$4,803,529	$4,599,048	$3,899,099

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.
     The Company’s loans to Levitt Corporation (“Levitt”) had an outstanding balance of $4.7 million, $46.6 million and $52.9 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. Included in interest income in the Company’s statement of operations for the three and six months ended June 30, 2005 was $206,778 and $819,667, respectively, of interest income related to loans to Levitt compared to $390,000 and $1.0 million, respectively, during the same 2004 periods. At June 30, 2005, the Company had $4.2 million of undisbursed loans in process to Levitt.

BankAtlantic Bancorp, Inc.
9. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
Land and land development costs	$10,805	$10,662	$9,673
Construction costs	8,194	12,163	10,008
Other costs	2,515	2,399	2,377
Branch banking facilities	2,468	2,468	3,019

Total	$23,982	$27,692	$25,077

     Income from real estate operations were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Sales of real estate	$5,773	$3,669	$14,801	$4,426
Cost of sales on real estate	4,118	2,986	10,905	3,438

Income from real estate operations	$1,655	$683	$3,896	$988

10. Related Parties
     The Company and Levitt are under common control. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”). Levitt owns 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”). The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
     The Company maintains service arrangements with BFC and Levitt, pursuant to which the Company provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relations services. For such services the Company is compensated for its costs plus 5%. Additionally, the Company rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that the Company believes approximate market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three and six months ended June 30, 2005 and 2004.
     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended June 30,
	BFC	Levitt	Total
2005
Service Fees	$74	$167	$241
Rent	22	6	28

Total	$96	173	$269

2004
Service Fees	$10	$75	$85
Rent	11	20	31

Total	$21	$95	$116

BankAtlantic Bancorp, Inc.
     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the six months ended June 30, 2005 and 2004 (in thousands):

	For the Six Months Ended June 30,
	BFC	Levitt	Total
2005
Service Fees	$132	$280	$412
Rent	44	12	56

Total	$176	$292	$468

2004
Service Fees	$20	$150	$170
Rent	22	40	62

Total	$42	$190	$232

     Additionally, during the three and six months ended June 30, 2005 Levitt paid BankAtlantic $26,000 and $56,000, respectively, for project management services compared to $25,000 and $41,000 during the same 2004 periods. The Company recognized expenses of $36,000 and $184,000 during the three and six months ended June 30, 2005, respectively, for risk management services provided by Bluegreen compared to $54,000 and $162,000 during the same 2004 periods. For these services the Company pays or is compensated, as applicable, on a cost plus 5% basis.
     The Company has entered into securities sold under agreements to repurchase transactions with Levitt and BFC in an aggregate of $13.0 million and $39.6 million at June 30, 2005 and December 31, 2004, respectively.
     During the second quarter of 2005, BFC sold 5.45 million shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. Ryan Beck participated as lead underwriter in this offering and received $1.2 million of investment banking fees for its services.
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
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment transactions consist of shared services such as risk management consulting and investment banking placement and advisory fees which are eliminated in consolidation. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but management believes that the relative trends in segments would likely not be impacted.

BankAtlantic Bancorp, Inc.
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information and segment net income for the three months ended June 30, 2005 and 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest and dividend income	$83,991	$3,489	$613	$(35)	$88,058
Interest expense	(27,960)	(968)	(4,770)	35	(33,663)
Provision for loan losses	(820)	—	—	—	(820)
Non-interest income	24,965	83,915	342	(19)	109,203
Non-interest expense	(58,316)	(64,428)	(1,418)	19	(124,143)

Segment profit (loss) before taxes	21,860	22,008	(5,233)	—	38,635
Provision for income taxes	(7,089)	(8,977)	1,968	—	(14,098)

Segment net income (loss)	$14,771	$13,031	$(3,265)	$—	$24,537

Total assets	$6,395,902	$197,919	$771,869	$(648,014)	$6,717,676

2004
Interest and dividend income	$56,763	$2,866	$548	$(70)	$60,107
Interest expense	(15,419)	(274)	(4,132)	70	(19,755)
Recovery from loan losses	1,963	—	—	—	1,963
Non-interest income	22,169	63,008	241	(73)	85,345
Non-interest expense	(42,933)	(53,425)	(1,617)	73	(97,902)

Segment profit (loss) before taxes	22,543	12,175	(4,960)	—	29,758
Provision for income taxes	(8,134)	(5,161)	1,797	—	(11,498)

Segment net income (loss)	$14,409	$7,014	$(3,163)	$—	$18,260

Total assets	$5,122,723	$182,577	$704,968	$(581,890)	$5,428,378

BankAtlantic Bancorp, Inc.
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the six months ended June 30, 2005 and 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest and dividend income	$162,575	$6,436	$1,291	$(58)	$170,244
Interest expense	(52,199)	(1,470)	(9,340)	58	(62,951)
Recovery from loan losses	3,096	—	—	—	3,096
Non-interest income	48,506	138,601	874	(108)	187,873
Non-interest expense	(108,580)	(116,993)	(3,463)	108	(228,928)

Segment profit (loss) before taxes	53,398	26,574	(10,638)	—	69,334
Provision for income taxes	(17,766)	(11,013)	3,860	—	(24,919)

Segment net income (loss)	$35,632	$15,561	$(6,778)	$—	$44,415

2004
Interest and dividend income	$113,105	$5,662	$1,090	$(121)	$119,736
Interest expense	(31,966)	(484)	(8,267)	121	(40,596)
Recovery from loan losses	2,822	—	—	—	2,822
Non-interest income	40,389	126,073	23,378	(130)	189,710
Non-interest expense	(96,428)	(110,514)	(3,104)	130	(209,916)

Segment profit before taxes	27,922	20,737	13,097	—	61,756
Provision for income taxes	(9,793)	(8,595)	(4,584)	—	(22,972)

Segment net income	$18,129	$12,142	$8,513	$—	$38,784

BankAtlantic Bancorp, Inc.
12. Financial instruments with off-balance sheet risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
Commitments to sell fixed rate residential loans	$21,771	$19,537	$18,646
Commitments to sell variable rate residential loans	5,690	6,588	8,000
Forward contract to purchase mortgage-backed securities	—	3,947	5,396
Commitments to purchase other investment securities	—	—	1,655
Commitments to purchase fixed rate residential loans	—	—	80,000
Commitments to purchase variable rate residential loans	13,000	40,015	9,877
Commitments to originate loans held for sale	19,618	21,367	22,644
Commitments to originate loans held to maturity	401,607	238,429	411,362
Commitments to extend credit, including the undisbursed portion of loans in process	1,215,610	1,170,191	1,112,791
Standby letters of credit	67,831	55,605	38,846
Commercial lines of credit	100,204	121,688	103,510
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $45.7 million at June 30, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment for goods and services. These types of standby letters of credit had a maximum exposure of $22.1 million at June 30, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2005, December 31, 2004 and June 30, 2004 was $144,000, $114,000 and $31,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
13. Branch Sale
     In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the Community acquisition.
     The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch	922

Net cash outflows from sale of branch	$(13,605)

BankAtlantic Bancorp, Inc.
14. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2005 and 2004 (in thousands, except share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$24,537	$18,260	$44,415	$38,784
Basic weighted average number of common shares outstanding	60,452,710	59,343,940	60,263,210	59,300,605

Basic earnings per share	$0.41	$0.31	$0.74	$0.65

Diluted earnings per share:
Net income	$24,537	$18,260	$44,415	$38,784
Effect of stock options issued by Ryan Beck	(665)	(273)	(785)	(472)

Income available after assumed conversion	$23,872	$17,987	$43,630	$38,312

Basic weighted average shares outstanding	60,452,710	59,343,940	60,263,210	59,300,605
Common stock equivalents resulting from stock-based compensation	2,708,579	3,463,743	2,912,676	3,678,558

Diluted weighted average shares outstanding	63,161,289	62,807,683	63,175,886	62,979,163

Diluted earnings per share	$0.38	$0.29	$0.69	$0.61

     Options to acquire 768,600 shares of Class A common stock were anti-dilutive for the three and six months ended June 30, 2005. No options were anti-dilutive for the three and six months ended June 30, 2004.
15. New Accounting Pronouncements
     In June 2005 the Emerging Issues Task Force (“EITF”) issued EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. The Task Force reached a consensus that the general partners in a limited partnership are presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. This presumption can be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance in this issue is effective after June 29, 2005 for new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in this issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships. Management does not believe that the Task Force consensus in EITF 04-05 will have a material effect on the Company’s financial statements.
     In May 2005, FASB issued Statement No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate. The Statement is effective for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this Statement will have a material effect on the Company’s financial statements.
     In December 2004, FASB issued Statement No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” Under the modified prospective application, this Statement applies to new awards granted after the effective date and to unvested awards at the effective date. Under the modified retrospective application, the Company would apply the modified prospective method, but also restate the prior

BankAtlantic Bancorp, Inc.
financial statements to include the amounts that were previously recognized in the pro forma disclosures under Statement No. 123. The Statement was originally to be effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005 the Securities and Exchange Commission (“SEC”) issued a final rule to amend the effective date of the Statement for public companies to the first interim or annual reporting period of the registrant’s first fiscal year beginning after June 15, 2005. Also, on March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between FASB Statement No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management is currently evaluating the Statement, the SEC’s guidance and the two transitional applications, and anticipates adopting the Statement as of January 1, 2006. Management estimates that compensation expense resulting from currently unvested options at the adoption date would be approximately $11.6 million to be recorded over the remaining weighted average vesting period of approximately three years.
16. Contingencies
     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. The Company cannot predict whether or to what extent civil or criminal regulatory action or monetary or other restrictions or penalties will be pursued against BankAtlantic or the Company by regulators or other federal agencies. No amounts have been recorded at June 30, 2005 in the financial statements relating to possible penalties from federal agencies.

BankAtlantic Bancorp, Inc.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative and other growth initiatives not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as our ability to address and the costs associated with the correction of compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other restrictions or penalties relating to these compliance deficiencies will be imposed on the Company by regulators or other federal agencies. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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

BankAtlantic Bancorp, Inc.
Summary Consolidated Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
BankAtlantic	$14,771	$14,409	$362	$35,632	$18,129	$17,503
Ryan Beck	13,031	7,014	6,017	15,561	12,142	3,419
Parent Company	(3,265)	(3,163)	(102)	(6,778)	8,513	(15,291)

Net income	$24,537	$18,260	$6,277	$44,415	$38,784	$5,631

For the Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net income increased 34% to $24.5 million for the second quarter 2005, up from $18.3 million earned in the 2004 quarter. The 2005 quarter includes a $2.4 million after-tax impairment charge associated with a decision to vacate and raze BankAtlantic’s former headquarters in conjunction with the opening of a new corporate headquarters building. Excluding the effect of this item, net income for the quarter would have increased 48% to $26.9 million.
     BankAtlantic’s segment net income was favorably impacted by a substantial improvement in its net interest income and growth in non-interest income, including revenues from a real estate joint venture. These items were partially offset by higher operating expenses, an impairment charge, and a higher provision for credit losses.
     The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued improvement in its net interest margin. The improved net interest margin resulted from a combination of several factors, including the continued growth of low cost deposits and earning asset yields.
     The higher noninterest income was directly related to service charges associated with growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign.
     The above improvements in BankAtlantic’s earnings were partially offset by higher advertising and operating expenses relating to several new initiatives associated with the “Florida’s Most Convenient Bank” campaign which were designed to enhance customer service and convenience.
     The change in the provision for loan losses was primarily due to lower loan recoveries, and a higher allowance for home equity loan losses.
     The substantial increase in Ryan Beck segment earnings was due to the completion of a large mutual to stock transaction, in which Ryan Beck served as joint lead manager on the syndicated offering and sole manager on the subscription offering. The transaction was the largest single transaction in Ryan Beck’s history. In this transaction, 393 million shares of stock were issued and a total of $3.9 billion was raised. As a result, Ryan Beck’s net income rose 86% to $13.0 million for the quarter, vs. $7.0 million in 2004.
     Parent Company segment net loss in 2005 was consistent with 2004. Higher interest expenses from floating rate junior subordinated debentures were partially offset by lower professional fees associated with the parent company segment compliance with the Sarbanes Oxley Act.
For the Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net income increased 15% from the same 2004 period. The 2005 period was affected by the impairment charge discussed above, while net income in the first six months of 2004 included the recognition of a $22.8 million pre-tax gain in connection with a March 2004 settlement of litigation with a technology company in which the Company was an investor. This settlement gain was partially offset by prepayment penalties of $11.7 million (pre-tax) in the 2004 period that BankAtlantic incurred by prepaying high fixed interest rate FHLB advances totaling $108 million. Excluding the impact of the impairment charge in 2005, the litigation settlement gain and the cost associated with FHLB advance prepayment penalties in 2004, net income would have increased 48% to $46.8 million for the first six months of 2005, compared to $31.6 million earned for the corresponding period in 2004.

BankAtlantic Bancorp, Inc.
BankAtlantic
Net interest income

	BankAtlantic
	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
(dollars in thousands)	June 30, 2005			June 30, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,262,214	$27,597	4.88%	$1,386,482	$15,781	4.55%
Commercial real estate	1,726,861	30,298	7.02	1,641,438	22,670	5.52
Consumer	505,338	7,595	6.01	403,824	4,067	4.03
Lease financing	4,710	131	11.13	11,526	317	11.00
Commercial business	85,778	1,598	7.45	103,780	1,589	6.12
Small business	206,272	3,788	7.35	182,171	3,223	7.08

Total loans	4,791,173	71,007	5.93	3,729,221	47,647	5.11
Investments — tax exempt	368,264	5,329 (1)	5.79	72,675	938 (1)	5.17
Investments — taxable	722,628	9,520	5.27	620,285	8,505	5.48

Total interest earning assets	5,882,065	$85,856	5.84%	4,422,181	$57,090	5.16%

Goodwill and core deposit intangibles	79,910			81,849
Other non-interest earning assets	298,018			251,755

Total Assets	$6,259,993			$4,755,785

Deposits:
Savings	$301,331	$209	0.28%	$242,506	$161	0.27%
NOW	685,769	723	0.42	586,259	534	0.37
Money market	906,514	3,295	1.46	912,065	2,116	0.93
Certificate of deposit	782,335	5,307	2.72	709,523	3,977	2.25

Total interest bearing deposits	2,675,949	9,534	1.43	2,450,353	6,788	1.11

Short-term borrowed funds	364,575	2,681	2.95	300,460	702	0.94
Advances from FHLB	1,615,310	15,604	3.87	696,661	7,769	4.49
Long-term debt	35,810	578	6.47	36,429	505	5.58

Total interest bearing liabilities	4,691,644	28,397	2.43	3,483,903	15,764	1.82
Demand deposits	982,332			755,593
Non-interest bearing other liabilities	48,459			24,585

Total Liabilities	5,722,435			4,264,081
Stockholder’s equity	537,558			491,704

Total liabilities and stockholder’s equity	$6,259,993			$4,755,785

Net tax equivalent interest income/ net interest spread		$57,459	3.41%		$41,326	3.34%

Tax equivalent adjustment		(1,866)			(328)
Capitalized interest from real estate operations		438			346

Net interest income		56,031			41,344

Margin
Interest income/interest earning assets			5.84%			5.16%
Interest expense/interest earning assets			1.94			1.43

Net interest margin (tax equivalent)			3.90%			3.73%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc.
For the Three Months Ended June 30, 2005 Compared to the Same 2004 Period:
     The substantial improvement in tax equivalent net interest income primarily resulted from a 33% increase in average interest earning assets and a 17 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to the purchase of residential loans and investments. To a lesser extent, we also experienced growth in our home equity and commercial real estate loan portfolios. The growth in our interest earning assets was funded through deposit growth, short term borrowings and Libor-based FHLB advances.
     The improvement in our tax equivalent net interest margin primarily resulted from changes in our deposit mix to a higher percentage of low cost deposits to total deposits as well as increased yields from most earning assets. Low cost deposits are savings, NOW and demand deposits, and these now comprise 54% of total deposits. Since June 2004, the prime interest rate has increased from 4.00% to 6.25%. This increase has favorably impacted the yields on earning assets, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, Libor-based FHLB advances and long term debt. BankAtlantic believes that it could potentially continue to realize some margin improvement in a rising rate environment; however, a prolonged flattening of the yield curve could lessen or prevent further net interest margin improvement.

BankAtlantic Bancorp, Inc.

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2005			June 30, 2004
(dollars in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,174,332	$53,106	4.88%	$1,356,271	$31,722	4.68%
Commercial real estate	1,743,213	58,621	6.73	1,665,700	46,364	5.57
Consumer	496,591	14,371	5.79	389,023	7,967	4.10
Lease financing	5,472	298	10.89	12,584	698	11.09
Commercial business	90,007	3,222	7.16	101,369	3,089	6.09
Small business	201,031	7,279	7.24	178,031	6,308	7.09

	4,710,646	136,897	5.81	3,702,978	96,148	5.19
Investments — tax exempt	351,241	10,158 (1)	5.78	38,019	989	5.20
Investments — taxable	727,755	19,075	5.24	580,382	16,314	5.62

Total interest earning assets	5,789,642	$166,130	5.74%	4,321,379	$113,451	5.25%

Goodwill and core deposit intangibles	80,141			82,056
Other non-interest earning assets	290,560			245,915

Total Assets	$6,160,343			$4,649,350

Deposits:
Savings	$291,476	$399	0.28%	$231,256	$304	0.26%
NOW	675,100	1,324	0.40	564,939	1,026	0.37
Money market	913,907	5,998	1.32	889,416	3,992	0.90
Certificate of deposit	779,858	10,108	2.61	739,736	8,439	2.29

Total deposits	2,660,341	17,829	1.35	2,425,347	13,761	1.14

Short-term borrowed funds	360,832	4,804	2.68	225,597	1,004	0.89
Advances from FHLB	1,576,090	29,278	3.75	728,817	16,867	4.65
Long-term debt	36,504	1,178	6.51	36,136	987	5.49

Total interest bearing liabilities	4,633,767	53,089	2.31	3,415,897	32,619	1.92
Demand deposits	948,214			710,194
Non-interest bearing other liabilities	46,349			29,305

Total Liabilities	5,628,330			4,155,396
Stockholder’s equity	532,013			493,954

Total liabilities and stockholder’s equity	$6,160,343			$4,649,350

Net interest income/net interest spread		$113,041	3.43%		$80,832	3.33%

Tax equivalent adjustment		(3,554)			(346)
Capitalized interest from real estate operations		889			653

Net interest income		110,376			81,139

Margin
Interest income/interest earning assets			5.74%			5.25%
Interest expense/interest earning assets			1.85			1.52

Net interest margin			3.89%			3.73%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Net interest income for the six month period increased significantly from 2004 levels. The increase resulted primarily from the items discussed above for the three months ended June 30, 2005.

BankAtlantic Bancorp, Inc.
Provision for Loan Losses

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30,		June 30,
	2005	2004	2005	2004
Balance, beginning of period	$43,042	$45,383	$46,010	$45,595
Charge-offs:
Consumer loans	(42)	(241)	(110)	(390)
Residential real estate loans	(56)	(124)	(254)	(355)
Small business	(467)	—	(595)	—

Continuing loan products	(565)	(365)	(959)	(745)
Discontinued loan products	(511)	(159)	(835)	(646)

Total charge-offs	(1,076)	(524)	(1,794)	(1,391)

Recoveries:
Commercial business loans	121	256	1,231	324
Commercial real estate loans	6	2,050	6	2,051
Small business	219	233	404	242
Consumer loans	39	106	83	154
Residential real estate loans	—	217	1	243

Continuing loan products	385	2,862	1,725	3,014
Discontinued loan products	479	979	805	2,341

Total recoveries	864	3,841	2,530	5,355

Net (charge-offs) recoveries	(212)	3,317	736	3,964
Provision for (recovery from) loan losses	820	(1,963)	(3,096)	(2,822)

Balance, end of period	$43,650	$46,737	$43,650	$46,737

     The change in net charge-offs / recoveries primarily resulted from a $2.1 million recovery in the 2004 second quarter of a residential construction loan that was charged off in 2002 and lower net recoveries associated with discontinued loan products. The remaining balance of these discontinued loan products declined to $5.3 million at June 30, 2005 from $19.6 million at June 30, 2004. Discontinued loan products are lease financing, indirect consumer lending, non-real estate syndication lending, and certain types of small business lending. Additionally in the current period, approximately $300,000 was charged off related to a small business loan to a plumbing contractor and approximately $400,000 was charged off related to aviation leases. For the six month period ended June 30, 2005 net recoveries included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
     The provision for loan losses during the current quarter primarily resulted from the net charge-offs discussed above and an increase in the allowance for home equity loans. Management increased the allowance for home equity loans based on an analysis of the portfolio which included a review of the portfolios’ loan to value ratios. Management believes that probable inherent losses in the home equity loan portfolio at June 30, 2005 are greater than the historical loss experience as a result of the significant increase in borrower monthly payments in connection with their adjustable-rate first mortgages, the substantial increase in the amount of “interest only” first mortgage loans being offered in the market (such loans being superior to the Bank’s second mortgage), and the increase in short-term interest rates from June 2004.
     The provision for loan losses was a net recovery during the current six month period ended June 30 due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan. The negative provisions for loan losses during the 2004 periods were primarily due to the $2.1 million residential construction loan recovery and discontinued loan product recoveries.
     BankAtlantic’s allowance for loan losses was 0.90% and 1.20% of total loans at June 30, 2005 and 2004, respectively. The historically low charge-off experience and the resulting decrease in the allowance for loan losses as a percent of total loans reflect an improvement in credit quality, an increased percentage of residential loans with historically lower charge off experience, and the continued run-off of discontinued loan products in the portfolio.

BankAtlantic Bancorp, Inc.
     At the indicated dates, the Company’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$562	$381	$586
Loans and leases	5,785	7,903	12,711

Total nonaccrual	6,347	8,284	13,297

Repossessed assets:
Real estate owned	1,178	692	1,321
Other	328	—	—
Specific valuation allowance	—	—	(2,095)

Total nonperforming assets, net	$7,853	$8,976	$12,523

Allowances
Allowance for loan losses	$43,650	$46,010	$46,737
Allowance for tax certificate losses	3,553	3,297	3,369

Total allowances	$47,203	$49,307	$50,106

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$1
Performing impaired loans	216	320	199
Restructured loans	85	24	31

TOTAL POTENTIAL PROBLEM LOANS	$301	$344	$231

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.36% at June 30, 2004 to 0.19% and 0.16% at December 31, 2004 and June 30, 2005, respectively. The improvement in nonaccrual loans at June 30, 2005 compared to December 31, 2004 resulted from declines in non-performing residential loans and a repossession of residential real estate associated with a home equity loan that was transferred to real estate owned during the first quarter of 2005 and sold during the second quarter for a $185,000 gain. The higher repossessed asset balances primarily resulted from properties acquired through tax certificate activities and to a lesser extent the repossession of an aircraft that served as collateral under leases included in the discontinued leasing portfolio.
BankAtlantic Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Other service charges and fees	$5,849	6,431	(582)	11,087	11,068	19
Service charges on deposits	14,744	13,028	1,716	27,733	24,305	3,428
Income from real estate operations	1,655	683	972	3,896	988	2,908
Securities activities, net	87	—	87	94	(3)	97
Other	2,630	2,027	603	5,696	4,031	1,665

Non-interest income	$24,965	22,169	2,796	48,506	40,389	8,117

     The higher non-interest income during 2005 reflects the opening of 270,000 new deposit accounts since January 2004, including nearly 49,000 new accounts during the second quarter of 2005. The higher revenues from service charges on deposits during 2005 primarily resulted from an increase in fees assessed on overdrafts. Additionally, new ATM and check cards are linked to the new checking and savings accounts; therefore, the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.

BankAtlantic Bancorp, Inc.
     Real estate income reflects the activity of a joint venture acquired as part of the Community acquisition. The increase in real estate income reflects an increase in the number of units closed by the joint venture, compared to the same 2004 periods. During the three and six months ended June 30, 2005, the joint venture had closings of 8 units and 20 units, respectively. During the same 2004 periods, the joint venture closed on 5 units and 7 units, respectively.
     Other income for the three months ended June 30, 2005 was favorably impacted by the sale of a lot adjacent to a branch for a $293,000 gain and higher official check fees attributable to an increase in short term interest rates. Included in other income during the six month period ended June 30, 2005 was a $922,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the Community acquisition. The branch was not close to any other branches, and was not meeting performance expectations. Additionally, the remote location of the branch resulted in higher than average operating expenses.
BankAtlantic Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Employee compensation and benefits	$27,577	22,498	5,079	53,975	44,890	9,085
Occupancy and equipment	10,165	7,809	2,356	19,282	14,955	4,327
Advertising and promotion	5,965	4,161	1,804	11,133	7,624	3,509
Amortization of intangible assets	401	425	(24)	826	864	(38)
Cost associated with debt redemption	—	—	—	—	11,741	(11,741)
Professional fees	2,638	1,169	1,469	4,533	2,894	1,639
Impairment of office properties and equipment	3,706	—	3,706	3,706	—	3,706
Other	7,864	6,871	993	15,125	13,460	1,665

Non-interest expense	$58,316	42,933	15,383	108,580	96,428	12,152

     In addition to annual employee salary increases, the substantial increase in employee compensation and benefits during the three and six months ended June 30, 2005, compared to the same 2004 periods, resulted primarily from “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, extended hours at all locations, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as the expansion of BankAtlantic’s branch network. The initiatives and the growth in low cost deposit accounts were the primary causes for the increase in the number of full time equivalent employees to 1,719 at June 30, 2005 from 1,453 at June 30, 2004. In addition to the increase in employees, the costs incurred under BankAtlantic’s profit sharing plan were $242,000 and $1.2 million higher during the 2005 three and six month periods compared to the same 2004 periods, respectively. The additional amounts accrued for the employee profit sharing plan were based on BankAtlantic exceeding targeted performance goals.
     Occupancy and equipment expenses increased during the periods primarily due to extended weekend and weekday hours associated with the “Florida’s Most Convenient Bank” initiatives, and a substantial increase in guard service expense. Also, during the current quarter, BankAtlantic completed a relocation into its new corporate center headquarters and incurred higher depreciation expense and costs related to the operations of the new facility. Repairs and maintenance were higher during 2005 periods due to maintaining the appearances of the branch network and expanded corporate facilities to house the increased number of employees.
     Advertising expenses during the first half of 2005 increased significantly from those incurred during the comparable 2004 period as a direct result of an aggressive BankAtlantic marketing campaign during 2005 that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative. The marketing campaign is ongoing and BankAtlantic anticipates continued higher advertising and promotion expenditures during the 2005 fiscal year compared to those incurred during the 2004 fiscal year.
     In 2004, the cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of 5.55%. The interest rates on these FHLB advances exceeded the rates that BankAtlantic was able to obtain on other

BankAtlantic Bancorp, Inc.
available FHLB advances, and therefore BankAtlantic expects to recover this expense in future periods through the savings realized from lower borrowing costs.
     The higher expenses for professional fees in 2005, compared to 2004, primarily resulted from consulting costs and professional fees associated with the Bank’s compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations (See BankAtlantic Liquidity and Capital Resources – Compliance Matters). Internal and external audit expenses also increased as a result of the enhanced procedures required under Section 404 of the Sarbanes-Oxley Act.
     The current 2005 quarter includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     The increase in other non-interest expense relates to higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network. Additionally, office supplies were purchased and moving expenses were incurred in connection with relocation to new corporate offices.
RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest on trading securities	$3,489	2,866	623	6,436	5,662	774
Interest expense	(968)	(274)	(694)	(1,470)	(484)	(986)

Net interest income	2,521	2,592	(71)	4,966	5,178	(212)

Non-interest income:
Principal transactions	36,690	21,654	15,036	55,322	46,097	9,225
Investment banking	25,394	18,026	7,368	37,276	30,657	6,619
Commissions	19,478	22,245	(2,767)	40,963	47,616	(6,653)
Other	2,353	1,083	1,270	5,040	1,703	3,337

Non-interest income	83,915	63,008	20,907	138,601	126,073	12,528

Non-interest expense:
Employee compensation and benefits	49,766	40,297	9,469	88,203	84,339	3,864
Occupancy and equipment	3,786	3,426	360	7,904	6,654	1,250
Advertising and promotion	1,940	1,421	519	3,013	2,582	431
Professional fees	1,591	1,330	261	3,008	2,375	633
Communications	3,508	2,916	592	6,713	6,044	669
Floor broker and clearing fees	2,012	2,438	(426)	4,380	5,240	(860)
Other	1,825	1,597	228	3,772	3,280	492

Non-interest expense	64,428	53,425	11,003	116,993	110,514	6,479

Income before income taxes	22,008	12,175	9,833	26,574	20,737	5,837
Income taxes	8,977	5,161	3,816	11,013	8,595	2,418

Segment net income	$13,031	7,014	6,017	15,561	12,142	3,419

For the Three and Six Months Ended June 30, 2005 Compared to the Same 2004 Period:
     Segment net income increased primarily as a result of higher investment banking business, as Ryan Beck recorded record quarterly investment banking revenue primarily due to a large mutual to stock transaction managed by Ryan Beck.
     Net interest income was relatively flat for the three and six months ended June 30, 2005, compared to the same 2004 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $233 million of customer margin debit balances and fees earned in connection with approximately $1.1 billion in customer money market balances.

BankAtlantic Bancorp, Inc.
     Principal transaction revenue increased by 69% and 20% compared to the same three and six month periods in 2004, respectively, primarily due to the large mutual to stock transaction managed by Ryan Beck in which principal gross sales credits in excess of $16.5 million were recorded. This increase was partially offset by Ryan Beck’s proprietary equity and fixed income trading revenue decreasing 25% and 85% during the same periods, respectively, as reflected in the decrease in the general stock market indices and the continued flattening of the yield curve.
     Investment banking revenue increased by 41% and 22% compared to the same three and six months ended June 30, 2004. In addition to the large mutual to stock transaction managed by Ryan Beck, the increase was also attributable to consulting, merger and acquisition fees, due to higher deal activity. During the second quarter of 2005, the Financial Institutions Group completed nine capital financing transactions as compared to four for the same 2004 quarter. For the six months period ended June 30, 2005, Ryan Beck’s Financial Institutions Group participated in raising over $4.3 billion in capital financing transactions versus $1.2 billion through the six months ended June 30, 2004.
     Commission revenue decreased by 12% and 14% from the same three and six months ended June 30, 2004, attributable mainly to decreased agency transaction volume in 2005.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits increased by 24% and 5% from the same quarter and six month period of 2004, primarily due to the increase in bonus accruals as a result of the increased investment banking revenue in 2005 versus 2004 as well as increased salaries associated with the firm’s capital markets growth.
     Occupancy and equipment increased by 11% and 19% from the same quarter and six month period of 2004, attributable mainly to the firm’s continued expansion throughout 2004. During 2004, Ryan Beck opened three new offices, including the relocation of its corporate headquarters, and had significant expenses associated with the expansion of other offices.
     Advertising and promotion increased 37% and 17% from the same quarter and six month period of 2004, mainly due to Ryan Beck’s advertising campaign which ran through the second quarter of 2005 as well as increased travel and entertainment expenses primarily due to the expansion of Ryan Beck’s capital markets business.
     Professional fees increased 20% and 27% from the same quarter and six month period of 2004. The increase is primarily due to increases in fees associated with additional internal and external audit fees, as well as consulting fees associated with various administrative projects.
     The decrease in floor broker and clearing fees is due to the decrease in transactional business in 2005, as compared to 2004.
     Communications increased 20% and 11% from the same quarter and six month period of 2004. The increase is primarily due to the addition of branch locations throughout 2004 and the increase in capital markets personnel in 2005.

BankAtlantic Bancorp, Inc.
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest income	$613	548	65	1,291	1,090	201
Interest expense	(4,770)	(4,132)	(638)	(9,340)	(8,267)	(1,073)

Net interest income (expense)	(4,157)	(3,584)	(573)	(8,049)	(7,177)	(872)

Non-interest income:
Equity earnings of unconsolidated subsidiaries	137	118	19	268	236	32
Litigation settlement	—	—	—	—	22,840	(22,840)
Other	205	123	82	606	302	304

Non-interest income	342	241	101	874	23,378	(22,504)

Non-interest expense:
Employee compensation and benefits	1,048	743	305	2,008	1,489	519
Professional fees	106	571	(465)	965	1,087	(122)
Other	264	303	(39)	490	528	(38)

Non-interest expense	1,418	1,617	(199)	3,463	3,104	359

Loss before income taxes	(5,233)	(4,960)	(273)	(10,638)	13,097	(23,735)
Income taxes	(1,968)	(1,797)	(171)	(3,860)	4,584	(8,444)

Net income (loss)	$(3,265)	(3,163)	(102)	(6,778)	8,513	(15,291)

     Parent Company interest income during the three and six month periods ended June 30, 2005 and 2004 primarily represents interest income recognized by the Company on loans to Levitt and interest income earned on short-term investments with a money manager.
     Interest expense increased during the first half of 2005, compared to the same 2004 period, as a result of higher interest rates. The Company’s junior subordinated debentures and other borrowings balances were $263.3 million at June 30, 2005 and 2004, of which $128.9 million bear interest at floating rates.
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
     The Company’s compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company’s other income represents amounts received from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to a larger number of employees at the parent company during 2005 and to payroll taxes associated with the exercise of stock options. The additional employees were transferred from BankAtlantic.
     Professional fees during the 2005 period represented costs incurred for general corporate matters while professional fees during 2004 period were primarily costs incurred in connection with Sarbanes-Oxley Act compliance matters.

BankAtlantic Bancorp, Inc.
BankAtlantic Bancorp Consolidated Financial Condition
          We had total assets of $6.7 billion at June 30, 2005 compared to $6.4 billion at December 31, 2004. The increase in total assets primarily resulted from:
•	Purchase of approximately $486 million of residential real estate loans;

•	Origination of or participation in $705 million of commercial and small business loans;

•	Origination of approximately $238 million of home equity loans;

•	Purchase of approximately $58 million of mortgage-backed securities;

•	Purchase of approximately $54 million of tax-exempt securities;

•	Purchase of approximately $119 million of managed-fund securities;

•	Additions of $17 million of fixed assets associated with the Company’s new corporate headquarters building, BankAtlantic’s branch renovation and expansion initiatives partially offset by a $3.7 million fixed asset impairment associated with the relocation of the Company’s corporate headquarters;

•	An increase in the receivable from Ryan Beck’s clearing agent partially offset by a corresponding decrease in securities owned associated with Ryan Beck’s trading activities;

•	Higher other assets balances related to $19.6 million of fees due from other broker dealers associated with the large mutual to stock transaction managed by Ryan Beck;

•	Increases in accrued interest receivable due to higher loans receivable and securities balances; and

•	Higher Federal Home Loan Bank stock balances associated with increased stock ownership membership requirements that went into effect during the first quarter of 2005 as well as an increase in FHLB advances.
          The above increases in total assets were partially offset by:
•	Lower real estate held for development and sale associated with units closed at the Riverclub real estate joint venture acquired by BankAtlantic in connection with the 2002 Community acquisition;

•	Loan, investment securities and tax certificate repayments and maturities of approximately $1.4 billion; and

•	Principal reductions of $38 million of loans to Levitt.
          We had total liabilities of $6.2 billion at June 30, 2005 compared to $5.9 billion at December 31, 2004. The increase in total liabilities resulted from:
•	Higher deposit account balances primarily resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives; and

•	Higher FHLB advance borrowings used to fund loan and investment securities growth. The above increases in total liabilities were partially offset by:

•	A decrease in securities sold but not yet purchased associated with Ryan Beck’s trading activities;

•	A decrease in other liabilities primarily due to a $22 million decline in securities purchased pending settlement partially offset by a $14 million increase in current taxes payable associated with second quarter earnings; and

•	Lower short term borrowings due to the utilization of short-term FHLB advances to partially replace repurchase agreements and federal funds purchased borrowings.
          Stockholders’ equity at June 30, 2005 was $510.4 million compared to $469.3 million at December 31, 2004. The increase was primarily attributable to $44.4 million of earnings and $6.1 million from the issuance of common stock and associated tax benefits upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by $4.2 million of dividends on our common stock, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon the exercise of employee stock options in June 2004, a $263,000 other comprehensive loss, net of income tax benefits, and a $4.6 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A common stock options by various executive officers of the Company.

BankAtlantic Bancorp, Inc.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, repayment of principal and interest on subsidiary loans and loans to Levitt, and liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.7 million. The Company’s estimated current annual dividends to common shareholders are approximately $8.5 million. During the six months ended June 30, 2005, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes.
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. The Company is in compliance with all loan covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points. There were no amounts outstanding under this credit facility as of June 30, 2005.
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
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.7 billion at June 30, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s available borrowings under this line of credit were approximately $224 million at June 30, 2005. BankAtlantic has established lines of credit for up to $390 million with other banks to purchase federal funds of which $109.5 million was outstanding at June 30, 2005. BankAtlantic has also established a $7 million potential advance with the Federal Reserve Bank of Atlanta. BankAtlantic has various relationships to acquire brokered deposits, which may be utilized as an alternative source of borrowings, if needed. At June 30, 2005, BankAtlantic had $104.7 million of outstanding brokered deposits.

BankAtlantic Bancorp, Inc.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2005 were approximately $421.2 million and $13.0 million, respectively, compared to $434.0 million and $89.9 million, respectively, at June 30, 2004. Additionally, BankAtlantic had no commitments to purchase securities at June 30, 2005 compared to $7.1 million at June 30, 2004. Commitments to extend credit including the undisbursed portion of loans in process was $1.2 billion and $1.1 billion at June 30, 2005 and 2004, respectively.
     In 2004, BankAtlantic announced its de novo branch expansion strategy to open between eight to ten branches in 2005, subject to required regulatory approvals. In view of identified issues concerning BankAtlantic’s compliance with the USA Patriot Act, Bank Secrecy Act and anti-money laundering laws, there is no assurance that BankAtlantic will not face delays in obtaining regulatory approvals. However, at this time, it is anticipated that delays, if any occur, would not materially alter the course or scope of BankAtlantic’s branching strategy. The estimated cost of constructing the planned de novo branches is approximately $18 million. During the first half of 2005 BankAtlantic opened three de novo branches involving aggregate expenditures of approximately $2.3 million. BankAtlantic has also entered into purchase commitments to acquire land for de novo branch expansion with an aggregate purchase price of $2.2 million, subject to the satisfactory completion of due diligence.
     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. The renovation of these branches is projected to be completed during 2006 at an estimated cost of $13 million. BankAtlantic has incurred approximately $7.8 million in renovation costs on branch facilities as of June 30, 2005.
     At June 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2005:
Total risk-based capital	$502,913	10.97%	8.00%	10.00%
Tier 1 risk-based capital	$433,945	9.47%	4.00%	6.00%
Tangible capital	$433,945	6.90%	1.50%	1.50%
Core capital	$433,945	6.90%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2004.
     Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Our compliance improvements include revised technology and systems and procedures, and a substantial increase to compliance staffing. The 2005 run-rate impact of these on-going compliance-related costs is estimated to be $2.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005.

BankAtlantic Bancorp, Inc.
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the six months ended June 30, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments, fees from customers and funds generated from operations. These funds were primarily utilized to pay operating expenses and fund capital expenditures.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $39.0 million, which was $38.0 million in excess of its required net capital of $1.0 million at June 30, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2005.

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
Interest Rate Risk
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk in that their value fluctuates with changes in interest rates. We have developed a model using standard industry software to quantify our interest rate risk. A sensitivity analysis was performed measuring our potential gains and losses in net portfolio fair values of interest rate sensitive instruments at June 30, 2005 resulting from a change in interest rates. Interest rate sensitive instruments included in the model are:
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
         The model calculates the net potential gains and losses in net portfolio fair value by:
i.	Discounting anticipated cash flows from existing assets and liabilities at market rates to determine fair values at June 30, 2005 and December 31, 2004,

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
     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following tables. These assumptions related to:
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

BankAtlantic Bancorp, Inc.
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
     Presented below is an analysis of the Company’s interest rate risk at June 30, 2005 and December 31, 2004 calculated utilizing the Company’s model (in thousands):
As of June 30, 2005
Net Portfolio

Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$867,516	$77,745
+100 bp	$861,125	$71,354
0	$789,771	$—
-100 bp	$647,798	$(141,973)
-200 bp	$432,785	$(356,986)
As of December 31, 2004
Net Portfolio

Changes	Value	Dollar
in Rate	Amount	Change
+200 bp	$813,332	$77,676
+100 bp	$803,501	$67,845
0	$735,656	$—
-100 bp	$596,126	$(139,530)
-200 bp	$406,938	$(328,718)
     Deposit decay assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Savings	16%	10%	10%	10%
Money market	83	15	15	15
NOW	7	6	6	6
Demand	14	6	6	6
     The Company began utilizing this interest rate risk model in January 2005. The Company believes that this model enables management to evaluate the interest rate sensitivity of our interest earnings assets and interest bearing liabilities on a more specific asset and liability basis than the prior interest rate risk model. As a consequence, the December 31, 2004 amounts are also provided utilizing the new model. The change in the December 31, 2004 amounts from those calculated under the prior model was primarily due to a change in deposit decay rates. The decay rates utilized in the older model were based on industry averages, whereas the deposit decay rates utilized in the new model are based on BankAtlantic’s historical experience as calculated by a third party.
     BankAtlantic’s tax equivalent net interest margin improved to 3.89% in the first six months of 2005 vs. 3.73% during the same 2004 period. This improvement in the net interest margin reflects a combination of several factors, including the continued growth of low cost deposits, which are more beneficial in higher rate periods, the repayment of certain high cost FHLB advances in prior periods, and higher earning asset yields. However, if the current interest rate environment should be prolonged, the flat yield curve may lessen or prevent further improvements in the net interest margin.

BankAtlantic Bancorp, Inc.
Management believes that BankAtlantic could potentially continue to realize some further margin improvement in a rising interest rate environment.
Equity Price Risk
Ryan Beck
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the six months ended June 30, 2005 (in thousands):

	High	Low	Average

VaR	$247	$22	$76
Aggregate Long Value	122,217	64,358	90,606
Aggregate Short Value	$54,457	$15,771	$35,651
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006

BankAtlantic Bancorp Inc.
BankAtlantic Bancorp
     BankAtlantic Bancorp maintains a portfolio of equity securities that is managed to match the performance of stock indices. These equity portfolios subject us to equity pricing risks which would arise as the relative values of our equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at June 30, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$96,559	$16,093
10%	$88,513	$8,047
0%	$80,466	$—
-10%	$72,419	$(8,047)
-20%	$64,373	$(16,093)
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
Changes in Internal Controls
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

BankAtlantic Bancorp, Inc.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 17, 2005. At the meeting the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following three Directors to a three year term by the following votes:

Director	For	Withheld
D. Keith Cobb	98,780,421	3,474,737
Bruno L. DiGiulian	98,071,365	4,183,793
Alan B. Levan	99,640,932	2,614,226
     Also at the annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the adoption of the Company’s 2005 Restricted Stock and Option Plan by the following votes:

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Vote
Restricted Stock and Option Plan	69,414,070	25,462,047	100,659	7,278,382
Item 6. Exhibits

Exhibit 10.1	Second Modification of Columbus Bank and Trust Company Loan Agreement, dated May 9, 2005, filed as exhibit 10.1 to the Company’s May 9, 2005 Form 8-K

Exhibit 31.1	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

August 9, 2005	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

August 9, 2005	By:	/s/ James A. White
Date		James A. White
Executive Vice President,
Chief Financial Officer