Form 10-Q
period 2005-09-30
BANKATLANTIC BANCORP INC
filed 2005-11-09
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 2, 2005
Class A Common Stock, par value $0.01 per share	55,867,823
Class B Common Stock, par value $0.01 per share	4,876,124

Part I. FINANCIAL INFORMATION

		Page
Reference

Item 1.	Financial Statements	1-22

	Consolidated Statements of Financial Condition – September 30, 2005 and 2004 and December 31, 2004 - Unaudited	4

	Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2005 and 2004 - Unaudited	5-6

	Consolidated Statements of Stockholders' Equity and Comprehensive Income – For the Nine Months Ended September 30, 2005 and 2004 - Unaudited	7

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2005 and 2004 - Unaudited	8-9

	Notes to Consolidated Financial Statements - Unaudited	10-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40-42

Item 4.	Controls and Procedures	43

Part II. OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44

Item 6.	Exhibits	44

	Signatures	45
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,	September 30,
(in thousands, except share data)	2005	2004	2004
ASSETS
Cash and due from depository institutions	$140,346	$118,967	$119,606
Federal funds sold and other short-term investments	11,802	16,093	26,015
Securities owned (at fair value)	120,298	125,443	111,944
Securities available for sale (at fair value)	702,176	747,160	679,644
Investment securities and tax certificates (approximate fair value: $366,456, $306,963 and $159,944)	366,884	307,438	159,944
Federal Home Loan Bank stock, at cost which approximates fair value	78,931	78,619	62,425
Loans receivable, net of allowance for loan losses of $40,695, $46,010 and $48,778	4,543,245	4,599,048	4,176,571
Accrued interest receivable	39,766	35,982	30,126
Real estate held for development and sale	24,493	27,692	25,521
Investments in unconsolidated subsidiaries	12,510	7,910	7,910
Office properties and equipment, net	140,466	129,790	115,809
Deferred tax asset, net	25,591	20,269	18,413
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	8,796	10,270	10,695
Due from clearing agent	15,650	16,619	14,478
Other assets	45,194	38,803	42,837

Total assets	$6,352,822	$6,356,777	$5,678,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,017,071	$890,398	$781,916
NOW	673,803	658,137	590,051
Savings	303,348	270,001	252,408
Money market	921,585	875,422	893,315
Certificates of deposit	777,743	763,244	724,601

Total deposits	3,693,550	3,457,202	3,242,291

Advances from FHLB	1,485,649	1,544,497	1,249,112
Securities sold under agreements to repurchase	147,966	296,643	200,550
Federal funds purchased	28,042	105,000	86,300
Subordinated debentures, notes and bonds payable	40,702	37,741	36,780
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	20,688	39,462	31,760
Other liabilities	149,567	143,701	109,064

Total liabilities	5,829,430	5,887,512	5,219,123

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares: issued and outstanding 55,862,486, 55,214,225 and 54,997,960 shares	559	552	550
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124 and 4,876,124 shares	49	49	49
Additional paid-in capital	261,587	259,702	258,980
Unearned compensation — restricted stock grants	(1,021)	(1,001)	(1,046)
Retained earnings	265,082	210,955	195,765

Total stockholders’ equity before accumulated other comprehensive income (loss)	526,256	470,257	454,298
Accumulated other comprehensive income (loss)	(2,864)	(992)	5,191

Total stockholders’ equity	523,392	469,265	459,489

Total liabilities and stockholders’ equity	$6,352,822	$6,356,777	$5,678,612

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(in thousands, except share and per share data)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$73,110	$52,661	$210,564	$149,631
Interest and dividends on securities available for sale	4,741	4,974	15,294	13,178
Interest on tax exempt securities	3,733	1,329	10,727	1,972
Interest on other investment securities	4,952	4,560	13,759	12,817
Broker dealer interest	3,756	2,849	10,192	8,511

Total interest income	90,292	66,373	260,536	186,109

Interest expense:
Interest on deposits	10,519	7,060	28,348	20,821
Interest on advances from FHLB	17,332	9,364	46,610	26,231
Interest on securities sold under agreements to repurchase and federal funds purchased	2,108	953	6,853	1,835
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	6,392	5,034	18,380	14,773
Capitalized interest on real estate development	(477)	(355)	(1,366)	(1,008)

Total interest expense	35,874	22,056	98,825	62,652

Net interest income	54,418	44,317	161,711	123,457
Provision for (recovery from) loan losses	(3,410)	1,717	(6,506)	(1,105)

Net interest income after provision for (recovery from) loan losses	57,828	42,600	168,217	124,562

Non-interest income:
Broker/dealer revenue	50,368	52,670	188,969	178,743
Service charges on deposits	16,415	13,493	44,148	37,798
Other service charges and fees	5,824	5,819	16,911	16,887
Income from real estate operations	1,142	900	5,038	1,888
Equity earnings of unconsolidated subsidiaries	142	123	410	359
Securities activities, net	181	2	373	77
Litigation settlement	—	—	—	22,840
Other	2,432	2,167	8,528	6,292

Total non-interest income	76,504	75,174	264,377	264,884

Non-interest expense:
Employee compensation and benefits	68,455	58,992	212,641	189,710
Occupancy and equipment	14,853	11,782	42,043	33,393
Impairment of office properties and equipment	—	—	3,706	—
Amortization of intangible assets	—	425	—	1,289
Advertising and promotion	6,667	4,757	21,034	15,081
Cost associated with debt redemption	—	—	—	11,741
Professional fees	4,207	4,736	12,604	10,962
Communications	3,371	3,182	10,084	9,226
Floor broker and clearing fees	2,305	2,143	6,685	7,383
Other	11,326	8,600	31,315	25,748

Total non-interest expense	111,184	94,617	340,112	304,533

Income before income taxes	23,148	23,157	92,482	84,913
Provision for income taxes	6,888	8,466	31,807	31,438

Net income	$16,260	$14,691	$60,675	$53,475

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Earnings per share
Basic earnings per share	$0.27	$0.25	$1.01	$0.90

Diluted earnings per share	$0.26	$0.23	$0.95	$0.84

Basic weighted average number of common shares outstanding	60,555,158	59,687,354	60,361,595	59,430,463

Diluted weighted average number of common and common equivalent shares outstanding	63,193,131	63,109,757	63,175,886	63,026,141

Cash dividends per share
Cash dividends per Class A share	$0.038	$0.035	$0.108	$0.101

Cash dividends per Class B share	$0.038	$0.035	$0.108	$0.101

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005 — UNAUDITED

						Accumul-
					Unearned	ated
					Compen-	Other
	Compre-		Addi-		sation	Compre-
	hensive		tional		Restricted	hensive
	Income	Common	Paid-in	Retained	Stock	Income
(in thousands)	(Loss)	Stock	Capital	Earnings	Grants	(Loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$53,475	—	—	53,475	—	—	53,475

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $442)	(716)
Reclassification adjustment for net gain included in net income (less income tax expense of $28)	(49)

Other comprehensive income (loss)	(765)

Comprehensive income	$52,710

Dividends on Class A common Stock		—	—	(5,528)	—	—	(5,528)
Dividends on Class B common stock		—	—	(493)	—	—	(493)
Issuance of Class A common stock		12	3,054	—	—	—	3,066
Tax effect relating to share-based compensation		—	4,924	—	—	—	4,924
Retirement of Class A common stock relating to exercise of stock options		(2)	(2,714)				(2,716)
Retirement of Class A common stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation — restricted stock grants		—	—	—	132	—	132
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(765)	(765)

BALANCE, SEPTEMBER 30, 2004		$599	$258,980	$195,765	$(1,046)	$5,191	$459,489

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$60,675	—	—	60,675	—	—	60,675

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $1,104)	(1,633)
Reclassification adjustment for net gain included in net income (less income tax expense of $134)	(239)

Other comprehensive income (loss)	(1,872)

Comprehensive income	$58,803

Dividends on Class A common Stock		—	—	(6,021)	—	—	(6,021)
Dividends on Class B common Stock		—	—	(527)	—	—	(527)
Issuance of Class A common Stock upon exercise of stock options		10	2,223	—	—	—	2,233
Issuance of Class A restricted stock		—	174	—	(174)	—	—
Tax effect relating to share-based compensation		—	4,500	—	—	—	4,500
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,665)	—	—	—	(4,668)
Amortization of unearned compensation — restricted stock grants		—	—	—	154	—	154
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(1,872)	(1,872)

BALANCE, SEPTEMBER 30, 2005		$608	$261,587	$265,082	$(1,021)	$(2,864)	$523,392

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(in thousands)	Ended September 30,
	2005	2004
Operating activities:
Net income	$60,675	$53,475
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery from credit losses, net*	(6,306)	(496)
Depreciation, amortization and accretion, net	13,774	12,304
Amortization of intangible assets	1,226	1,289
Securities activities, net	(373)	(77)
Gains on sale of real estate owned	(1,264)	(374)
Gains on sales of loans held for sale	(521)	(331)
Gains on sales of property and equipment	(293)	—
Gain on sale of branch	(922)	—
Equity earnings of unconsolidated subsidiaries	(410)	(359)
Litigation settlement	—	(22,840)
Cost associated with debt redemption	—	11,741
Impairment of office properties and equipment	3,706	—
Issuance of forgivable notes receivable	(3,366)	(3,703)
Originations and repayments of loans held for sale, net	(113,021)	(85,099)
Proceeds from sales of loans held for sale	109,509	95,143
Decrease (increase) in real estate inventory	3,199	(3,718)
Decrease in securities owned activities, net	5,145	12,621
Decrease in securities sold but not yet purchased	(18,774)	(6,053)
(Increase) decrease in deferred tax asset, net	(4,218)	5,028
Increase in accrued interest receivable	(3,784)	(2,260)
(Increase) decrease in other assets	(7,797)	1,337
Decrease (Increase) in due from clearing agent	969	(23,061)
Increase in other liabilities	10,537	9,755

Net cash provided by operating activities	47,691	54,322

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	163,227	172,609
Purchase of investment securities and tax certificates	(223,338)	(140,298)
Purchases of securities available for sale	(222,425)	(539,238)
Proceeds from sales and maturities of securities available for sale	265,290	244,608
Purchases of FHLB stock, net	(312)	(22,100)
Repayments from unconsolidated subsidiaries	410	359
Investment in real estate joint venture	(4,600)	—
Net repayments (purchases and originations) of loans	63,933	(498,795)
Proceeds from sales of real estate owned	3,103	2,834
Proceeds from the sale of property and equipment	664	—
Additions to office property and equipment	(26,117)	(30,526)
Net cash outflows from the sale of branch	(13,605)	—

Net cash provided by (used in) investing activities	6,230	(810,547)

Financing activities:
Net increase in deposits	254,064	184,149
Repayments of FHLB advances	(1,073,749)	(314,740)
Proceeds from the purchase of FHLB advances	1,015,000	770,000
Net increase (decrease) in securities sold under agreements to repurchase	(148,677)	61,741
Net increase (decrease) in federal funds purchased	(76,958)	86,300
Repayment of notes and bonds payable	(1,039)	(1,512)
Proceeds from notes and bonds payable	4,000	1,697
Proceeds from issuance of Class A common stock	1,084	2,160
Payment of the minimum withholding tax upon exercise of stock options	(3,519)	(1,810)
Purchase of subsidiary common stock	(491)	—
Common stock dividends paid	(6,548)	(6,021)

Net cash (used in) provided by financing activities	(36,833)	781,964

Increase in cash and cash equivalents	17,088	25,739
Cash and cash equivalents at beginning of period	135,060	119,882

Cash and cash equivalents at end of period	$152,148	$145,621

See Notes to Consolidated Financial Statements — Unaudited (Continued)

BankAtlantic Bancorp, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
(in thousands)	Ended September 30,
	2005	2004
Cash paid for
Interest on borrowings and deposits	$97,284	$63,653
Income taxes	10,632	26,275
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	2,059	1,106
Net loan recoveries	1,191	4,288
Tax certificate recoveries, net	165	311
Decrease in current income taxes payable from the tax effect associated with the exercise of employee stock options	4,500	4,924
Change in accumulated other comprehensive income	(1,872)	(765)
Change in deferred taxes on other comprehensive income	(1,104)	(442)
Securities purchased pending settlement	—	11,549
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,149	906
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	6,058
* Recovery from credit losses represents provision for (recoveries from) loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and RB Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 76 branches located in Florida. Ryan Beck is a full service federally regulated broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 39 offices in 13 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2005, December 31, 2004 and September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, the consolidated stockholders’ equity and comprehensive income for the nine months ended September 30, 2005 and 2004 and the consolidated cash flows for the nine months ended September 30, 2005 and 2004. Such adjustments consisted only of normal recurring items except for the litigation settlement gain during the nine months ended September 30, 2004 and an impairment charge on office properties and equipment during the nine months ended September 30, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2005. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Form 10-Q for the three months ended March 31, 2005 and June 30, 2005, respectively.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
2. Stock Based Compensation
     Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, there are currently two methods of accounting for stock options, the intrinsic value method and the fair value method. The Company elects to value its options under the intrinsic value method. As a consequence, the Company accounts for its stock based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations.
     The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except share data)	2005	2004	2005	2004
Pro forma net income
Net income, as reported	$16,260	$14,691	$60,675	$53,475
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	69	44	154	132
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(804)	(605)	(1,826)	(1,363)

Pro forma net income	$15,525	$14,130	$59,003	$52,244

Earnings per share:
Basic as reported	$0.27	$0.25	$1.01	$0.90

Basic pro forma	$0.26	$0.24	$0.98	$0.88

Diluted as reported	$0.26	$0.23	$0.95	$0.84

Diluted pro forma	$0.25	$0.22	$0.92	$0.82

     During the three and nine months ended September 30, 2005, the Company received net cash proceeds of $275,000 and $1.1 million, respectively, from the exercise of stock options compared to $383,000 and $2.2 million during the same 2004 periods. During the nine months ended September 30, 2005, the Company accepted 63,455 shares of Class A common stock with a fair value of $1.1 million as consideration for the exercise price of stock options and accepted 196,962 shares of Class A common stock in payment of $3.5 million for optionees’ minimum statutory withholding taxes related to option exercises. During the nine months ended September 30, 2004, the Company accepted 59,342 shares of Class A common stock with a fair value of $906,000 as consideration for the exercise price of stock options and accepted 120,688 shares of Class A common stock in payment of $1.8 million for optionees’ minimum statutory withholding taxes related to option exercises.
     In July 2005, the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 786,700 shares of Class A common stock at an exercise price of $19.02 per share under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. Additionally, during July 2005, non-employee directors were issued 9,268 shares of restricted Class A common stock, and options to acquire 24,371 shares of Class A common stock at an exercise price of $18.88 per share. No compensation expense was recognized in connection with the option grants since the exercise price equaled the market value of the underlying common stock on the date of grant. The Company will recognize $174,000 of expense for director fees associated with the issuance of restricted stock over a one year vesting period.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
4. Impairment of Office Properties and Equipment
     During the nine months ended September 30, 2005, the Company opened its new Corporate Center, which serves as its corporate headquarters. As a result of the corporate headquarters relocation and the expected demolition of the old corporate headquarters building, the Company recorded an impairment charge for the $3.7 million carrying value of the old corporate headquarters building and equipment in its Statement of Operations for the nine months ended September 30, 2005. The building and equipment were previously included in the BankAtlantic reportable segment.
5. Advances from the Federal Home Loan Bank
     During the third quarter of 2005, BankAtlantic borrowed $100 million from the Federal Home Loan Bank “FHLB.” For the first year these advances bear interest at LIBOR-based floating rates which adjust quarterly. After one year the advances have a weighted average fixed rate of 3.77 % and mature between 2009 and 2012. The FHLB, after one year, has an option to convert the borrowing to a LIBOR-based rate that adjusts quarterly. If the FHLB makes such an election, BankAtlantic will have the right to pre-pay the advances at no penalty or premium. At September 30, 2005, these advances had a weighted average interest rate of 3.38%.
     Of the remaining FHLB advances outstanding at September 30, 2005, $531 million mature between 2008 and 2011 and have a weighted average interest rate of 5.41%, and $854 million are LIBOR-based floating rate advances that mature between 2005 and 2006 and have a weighted average interest rate of 3.81%.
     During the nine months ended September 30, 2004, BankAtlantic prepaid $108 million of FHLB advances incurring prepayment penalties of $11.7 million.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	388	383	1,164	1,149
Expected return on plan assets	(525)	(500)	(1,575)	(1,500)
Amortization of unrecognized net gains and losses	168	111	504	332

Net periodic pension expense (benefit)	$31	$(6)	$93	$(19)

     BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2005 and 2004. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
7. Securities Owned
     Ryan Beck’s securities owned activities were associated with sales and trading activities conducted both as principal and as agent on behalf of individual and institutional investor clients of Ryan Beck. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from clients. Ryan Beck realizes gains and losses from proprietary trading activities.
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
States and municipalities	$28,766	$10,824	$13,334
Corporations	8,624	10,093	6,874
U.S. Government and agencies	33,119	57,659	45,781
Corporate equity	19,905	18,042	14,138
Deferred compensation assets	27,714	27,898	26,900
Certificates of deposit	2,170	927	4,917

	$120,298	$125,443	$111,944

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2005, December 31, 2004 and September 30, 2004, balances due from the clearing broker were $15.7 million, $16.6 million and $14.5 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Corporate equity	$3,788	$3,498	$4,015
Corporate bonds	1,440	9,958	6,083
States and municipalities	41	269	234
U.S. Government and agencies	14,963	25,384	21,360
Certificates of deposit	456	353	68

	$20,688	$39,462	$31,760

     Securities sold but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

BankAtlantic Bancorp, Inc. and Subsidiaries
8. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Real estate loans:
Residential	$2,159,344	$2,065,658	$1,721,784
Construction and development	1,349,333	1,454,048	1,533,227
Commercial	945,977	1,075,391	957,777
Small business	145,570	123,740	117,559
Loans to Levitt Corporation	1,113	8,621	11,128
Other loans:
Home equity	505,746	457,058	429,477
Commercial business	87,894	91,505	107,450
Small business — non-mortgage	76,990	66,679	63,984
Loans to Levitt Corporation	—	38,000	38,000
Consumer loans	13,580	14,540	15,280
Deposit overdrafts	5,205	3,894	4,511
Residential loans held for sale	8,680	4,646	1,655
Discontinued loans products (1)	6,156	8,285	17,131

Total gross loans	5,305,588	5,412,065	5,018,963

Adjustments:
Undisbursed portion of loans in process	(724,043)	(767,804)	(789,086)
Premiums related to purchased loans	5,968	6,609	923
Deferred fees	(3,573)	(5,812)	(5,451)
Allowance for loan and lease losses	(40,695)	(46,010)	(48,778)

Loans receivable — net	$4,543,245	$4,599,048	$4,176,571

(1)	Discontinued loan products consist of non-mortgage syndication loans, lease financings, indirect consumer loans and certain small business loans originated before 2002. These loan products were discontinued during prior periods.
     The Company’s loans to Levitt Corporation (“Levitt”) had an outstanding balance of $1.1 million, $46.6 million and $49.1 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. Included in interest income in the Company’s statement of operations for the three and nine months ended September 30, 2005 was $60,000 and $880,000, respectively, of interest income related to loans to Levitt compared to $584,000 and $2.0 million, respectively, during the same 2004 periods. At September 30, 2005, the Company had $7.5 million of undisbursed loans in process to Levitt.

BankAtlantic Bancorp, Inc. and Subsidiaries
9. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Land and land development costs	$10,977	$10,662	$10,304
Construction costs	9,329	12,163	10,676
Branch banking facilities	1,467	2,468	2,467
Other costs	2,720	2,399	2,074

Total	$24,493	$27,692	$25,521

     Income from real estate operations was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Sales of real estate	$4,872	$3,388	$19,672	$7,813
Cost of sales on real estate	3,730	2,488	14,634	5,925

Gains on sales of real estate	$1,142	$900	$5,038	$1,888

     Real estate held for development and sale at September 30, 2005, December 31, 2004 and September 30, 2004 consisted of real estate held by a joint venture and real estate held for sale associated with BankAtlantic branch facilities. Included in income from real estate operations during the three months ended September 30, 2005 and 2004, respectively, were $326,000 and $274,000 of gains on sale of BankAtlantic branch facilities properties.
10. Investments in unconsolidated subsidiaries
     The consolidated statements of financial condition and consolidated statements of operations include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Investment in rental property joint venture	$4,600	$—	$—
Investment in statutory business trusts	7,910	7,910	7,910

Total	$12,510	$7,910	$7,910

     In September 2005, the Company invested in a real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives an 8% preferred return on its investment and 35% of any profits after return of the Company’s investment and the preferred return. The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed solely to issue trust preferred securities. Equity in earnings from unconsolidated subsidiaries was $142,000 and $410,000 for the three months and nine months ended September 30, 2005, respectively, and $123,000 and $359,000 for the same 2004 periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Related Parties
     The Company and Levitt are under common control. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”). Levitt owns 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”). The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
     The Company maintains service arrangements with BFC and Levitt, pursuant to which the Company provides the following services to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relations services. For such services the Company is compensated for its costs plus 5%. Additionally, the Company rents office space to Levitt and BFC on a month-to-month basis and receives rental payments at agreed upon rates that the Company believes approximate market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three and nine months ended September 30, 2005 and 2004.
     The table below shows the service fees and rent payments received by the Company from Levitt and BFC for office space rent and services for the three months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30,
	BFC	Levitt	Total
2005
Service Fees	$61	$165	$226
Rent	24	38	62

Total	$85	203	$288

2004
Service Fees	$10	$75	$85
Rent	11	20	31

Total	$21	$95	$116

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below shows the service fees and rent payments received by the Company from Levitt and BFC for office space rent and services for the nine months ended September 30, 2005 and 2004 (in thousands):

	For the Nine Months Ended September 30,
	BFC	Levitt	Total
2005
Service Fees	$194	$445	$639
Rent	68	50	118

Total	$262	$495	$757

2004
Service Fees	$30	$225	$255
Rent	33	60	93

Total	$63	$285	$348

     Additionally, during the three and nine months ended September 30, 2005 Levitt paid BankAtlantic $30,000 and $85,000, respectively, for project management services compared to $2,000 and $42,000 during the same 2004 periods. The Company recognized expenses of $12,000 and $196,000 during the three and nine months ended September 30, 2005, respectively, for risk management services provided by Bluegreen compared to $108,000 and $270,000 during the same 2004 periods. For these services the Company paid Bluegreen cost plus 5%.
     The Company, through BankAtlantic, entered into securities sold under agreements to repurchase transactions with Levitt and BFC in an aggregate of $21.2 million and $39.6 million at September 30, 2005 and December 31, 2004, respectively. These transactions have the same terms as other BankAtlantic repurchase agreements.
     During the nine months ended September 30, 2005, BFC sold 5,957,555 shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. Included in broker/dealer revenue in the Company’s statement of operations for the three and nine months ended September 30, 2005 was $166,000 and $1.4 million associated with Ryan Beck’s participation as lead underwriter in this offering.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information and segment net income for the three months ended September 30, 2005 and 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest income	$86,109	$3,756	$471	$(44)	$90,292
Interest expense	(30,170)	(819)	(4,929)	44	(35,874)
Recovery from loan losses	3,410	—	—	—	3,410
Non-interest income	25,718	50,368	450	(32)	76,504
Non-interest expense	(56,722)	(53,146)	(1,348)	32	(111,184)

Segments profit before taxes	28,345	159	(5,356)	—	23,148
Provision for income taxes	(9,054)	264	1,902	—	(6,888)

Segment net income (loss)	$19,291	$423	$(3,454)	$—	$16,260

Total assets	$6,036,213	$190,327	$794,577	$(668,295)	$6,352,822

2004
Interest income	$62,930	$2,849	$607	$(13)	$66,373
Interest expense	(17,550)	(230)	(4,289)	13	(22,056)
Provision for loan losses	(1,717)	—	—	—	(1,717)
Non-interest income	22,332	52,670	261	(89)	75,174
Non-interest expense	(45,530)	(48,105)	(1,071)	89	(94,617)

Segments profit before taxes	20,465	7,184	(4,492)	—	23,157
Provision for income taxes	(6,866)	(3,083)	1,483	—	(8,466)

Segment net income	$13,599	$4,101	$(3,009)	$—	$14,691

Total assets	$5,385,674	$175,458	$724,417	$(606,937)	$5,678,612

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the nine months ended September 30, 2005 and 2004 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest income	$248,684	$10,192	$1,762	$(102)	$260,536
Interest expense	(82,369)	(2,289)	(14,269)	102	(98,825)
Recovery from loan losses	6,506	—	—	—	6,506
Non-interest income	74,224	188,969	1,324	(140)	264,377
Non-interest expense	(165,302)	(170,139)	(4,811)	140	(340,112)

Segments profit before taxes	81,743	26,733	(15,994)	—	92,482
Provision for income taxes	(26,820)	(10,749)	5,762	—	(31,807)

Segment net income (loss)	$54,923	$15,984	$(10,232)	$—	$60,675

2004
Interest income	$176,035	$8,511	$1,697	$(134)	$186,109
Interest expense	(49,516)	(714)	(12,556)	134	(62,652)
Recovery from loan losses	1,105	—	—	—	1,105
Non-interest income	62,721	178,743	23,639	(219)	264,884
Non-interest expense	(141,958)	(158,619)	(4,175)	219	(304,533)

Segments profit before taxes	48,387	27,921	8,605	—	84,913
Provision for income taxes	(16,659)	(11,678)	(3,101)	—	(31,438)

Segment net income	$31,728	$16,243	$5,504	$—	$53,475

BankAtlantic Bancorp, Inc. and Subsidiaries
13. Financial instruments with off-balance sheet risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
Commitments to sell fixed rate residential loans	$18,681	$19,537	$20,158
Commitments to sell variable rate residential loans	3,600	6,588	6,233
Forward contract to purchase mortgage-backed securities	—	3,947	4,988
Commitments to purchase fixed rate residential loans	4,763	—	—
Commitments to purchase variable rate residential loans	4,000	40,015	—
Commitments to originate loans held for sale	13,601	21,367	24,617
Commitments to originate loans held to maturity	391,023	238,429	330,385
Commitments to extend credit, including the undisbursed portion of loans in process	1,212,150	1,170,191	1,176,208
Standby letters of credit	73,963	55,605	43,939
Commercial lines of credit	116,739	121,688	85,647
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $51.6 million at September 30, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment for goods and services. These types of standby letters of credit had a maximum exposure of $22.4 million at September 30, 2005. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2005, December 31, 2004 and September 30, 2004 was $238,000, $114,000 and $0 respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
14. Branch Sale
     In January 2005, BankAtlantic sold a branch to an unrelated financial institution.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
15. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2005 and 2004 (in thousands, except share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$16,260	$14,691	$60,675	$53,475
Basic weighted average number of common shares outstanding	60,555,158	59,687,354	60,361,595	59,430,463

Basic earnings per share	$0.27	$0.25	$1.01	$0.90

Diluted earnings per share:
Net income	$16,260	$14,691	$60,675	$53,475
Effect of stock options issued by Ryan Beck	(21)	(152)	(806)	(617)

Income available after assumed conversion	$16,239	$14,539	$59,869	$52,858

Basic weighted average shares outstanding	60,555,158	59,687,354	60,361,595	59,430,463
Common stock equivalents resulting from stock-based compensation	2,637,970	3,422,403	2,814,290	3,595,678

Diluted weighted average shares outstanding	63,193,128	63,109,757	63,175,885	63,026,141

Diluted earnings per share	$0.26	$0.23	$0.95	$0.84

     During the three and nine months ended September 30, 2005, 1,567,921 options to acquire shares of Class A common stock were anti-dilutive. No options were anti-dilutive for the three months ended September 30, 2004 and 781,600 options were anti-dilutive during the nine months ended September 30, 2004.
16. New Accounting Pronouncements
     In June 2005 the Emerging Issues Task Force (“EITF”) issued EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Task Force reached a consensus that the general partners in a limited partnership are presumed to control the limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. This presumption can be overcome if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. The guidance in this issue is effective after June 29, 2005 for new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. The guidance in this issue is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for existing limited partnerships. Management does not believe that the Task Force consensus in EITF 04-05 will have a material effect on the Company’s financial statements.
     In October 2005, FASB issued FASB Staff Position (FSP) No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” This FSP indicates that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The guidance in this FSP is applied to the first reporting period beginning after December 15, 2005 with early adoption permitted. Management does not believe that the guidance in this FSP will have a material effect on the Company’s financial statements.
     In October 2005, FASB issued FSP No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP outlines a practical accommodation for determining if a mutual understanding of the key terms and conditions of an award to an individual exists at the date the award is granted. The guidance of this FSP is effective upon initial adoption of Statement 123(R). Management believes that the guidance in this FSP will not have an effect on future stock option grants.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
17. Contingencies
     BankAtlantic previously disclosed that it had identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and that it has been cooperating with regulators and other federal agencies concerning these deficiencies. BankAtlantic has provided and is continuing to provide information to the government pursuant to a number of subpoenas relating to, among other things, numerous customers and transactions and the Bank’s policies and procedures. The Company cannot predict whether or to what extent civil or criminal regulatory action or monetary or other restrictions or penalties will be pursued against BankAtlantic or the Company by regulators or other federal agencies. No amounts have been recorded at September 30, 2005 in the financial statements relating to possible penalties from federal agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company,” which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2005 and 2004, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, marketing initiatives, and other growth initiatives not resulting in continued growth of low cost deposits or otherwise not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; as well as our ability to correct and the associated costs of correcting the compliance deficiencies associated with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act, and whether or to what extent monetary or other restrictions or penalties relating to compliance deficiencies will be imposed on the Company by regulators or other federal agencies. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Critical accounting policies are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, and accounting for contingencies. We have identified six critical accounting policies which are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

BankAtlantic Bancorp, Inc. and Subsidiaries
Summary Consolidated Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
BankAtlantic	$19,291	$13,599	$5,692	$54,923	$31,728	$23,195
Ryan Beck	423	4,101	(3,678)	15,984	16,243	(259)
Parent Company	(3,454)	(3,009)	(445)	(10,232)	5,504	(15,736)

Net income	$16,260	$14,691	$1,569	$60,675	$53,475	$7,200

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     BankAtlantic’s segment net income was favorably impacted by a recovery in the provision for loan losses, a substantial improvement in its net interest income and growth in non-interest income. These items were partially offset by higher operating expenses.
     The significant increase in BankAtlantic’s net interest income was due to earning asset growth and continued improvement in its net interest margin primarily resulting from low cost deposit growth and higher asset yields.
     The primary contributor to the recovery in the provision for loan losses was declining commercial loan balances as well as the payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio.
     The improvement in non-interest income was directly related to higher service charge revenues linked to growth in the number of deposit accounts from initiatives adopted in connection with BankAtlantic’s “Florida’s Most Convenient Bank” marketing campaign.
     The additional operating expenses were associated with higher compensation, occupancy, advertising and general expenses resulting from “Florida’s Most Convenient Bank” initiatives, which include extended branch hours, midnight hours at selected branches as well as additional expenses associated with the branch expansion and renovation initiatives.
     The substantial decrease in Ryan Beck segment earnings was due to a significant decline in investment banking revenues. Investment banking revenues were $13.8 million for the 2004 quarter compared to $3.7 million during the current quarter.
     The additional Parent Company net loss in 2005 was primarily due to higher interest expenses from floating rate junior subordinated debentures reflecting the substantial increase in short-term interest rates since June 2004.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The improvement in BankAtlantic’s segment net income resulted from the items discussed above as well as BankAtlantic having incurred $11.7 million (pre-tax) of prepayment penalties during 2004 by prepaying high fixed interest rate FHLB advances totaling $108 million. This improvement in BankAtlantic segment net income was partially offset by a $2.4 million after tax impairment charge during 2005 associated with a decision to vacate and raze BankAtlantic’s former headquarters.
     Ryan Beck’s segment net income was slightly lower as total revenue growth increased by 6%. The lower earnings and higher revenues were primarily due to the hiring of experienced professionals to provide additional research coverage and to grow Ryan Beck’s fixed income and equity capital markets businesses. The increased personnel has also created additional expenditures for equipment, leasehold improvements and general operating expenses.
     Parent Company segment net income during 2004 included a $22.8 million pre-tax gain in connection with a March 2004 settlement of litigation with a technology company in which the Company was an investor.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic
Net interest income

	BankAtlantic
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2005				September 30, 2004
( in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,245,067	27,676		4.93%	$1,583,353	18,636		4.71%
Commercial real estate	1,639,530	30,839		7.52	1,662,978	23,737		5.71
Consumer	527,189	8,433		6.40	438,205	4,609		4.21
Lease financing	2,768	66		9.54	9,738	235		9.65
Commercial business	90,578	1,828		8.07	104,022	1,636		6.29
Small business	216,931	4,268		7.87	187,536	3,372		7.19

Total loans	4,722,063	73,110		6.19	3,985,832	52,225		5.24

Investments — tax exempt	386,097	5,617	(1)	5.82	144,126	1,948	(1)	5.41
Investments — taxable	712,092	9,348		5.25	713,670	9,439		5.29

Total interest earning assets	5,820,252	88,075		6.05%	4,843,628	63,612		5.25%

Goodwill and core deposit intangibles	79,494				81,406
Other non-interest earning assets	312,261				246,868

Total Assets	$6,212,007				$5,171,902

Deposits:
Savings	$303,268	229		0.30%	$250,286	169		0.27%
NOW	666,567	773		0.46	590,787	555		0.37
Money market	904,382	3,729		1.64	931,596	2,283		0.97
Certificate of deposit	781,044	5,788		2.94	718,826	4,053		2.24

Total interest bearing deposits	2,655,261	10,519		1.57	2,491,495	7,060		1.13

Short-term borrowed funds	256,492	2,151		3.33	287,011	966		1.34
Advances from FHLB	1,659,411	17,332		4.14	1,036,651	9,364		3.59
Long-term debt	35,447	645		7.22	36,231	515		5.65

Total interest bearing liabilities	4,606,611	30,647		2.64	3,851,388	17,905		1.85
Demand deposits	1,000,694				792,227
Non-interest bearing other liabilities	56,659				22,626

Total Liabilities	5,663,964				4,666,241
Stockholder’s equity	548,043				505,661

Total liabilities and stockholder’s equity	$6,212,007				$5,171,902

Net tax equivalent interest income/ net interest spread		$57,428		3.41%		$45,707		3.40%

Tax equivalent adjustment		(1,966)				(682)
Capitalized interest from real estate operations		477				355

Net interest income		55,939				45,380

Margin
Interest income/interest earning assets				6.05%				5.25%
Interest expense/interest earning assets				2.09				1.47

Net interest margin (tax equivalent)				3.96%				3.78%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The substantial improvement in tax equivalent net interest income primarily resulted from a 20.2% increase in average interest earning assets and an 18 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. BankAtlantic also experienced a run off in its commercial real estate loan portfolio primarily associated with decreased levels of condominium construction loans and loans in the hospitality industry. Due to the current real estate economic environment management decided to reduce lending in the above mentioned loan categories. The growth in its interest earning assets was funded through deposit growth, short term borrowings and LIBOR-based FHLB advances.
     The improvement in our tax equivalent net interest margin primarily resulted from a substantial increase in low cost deposits, and secondarily, higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these deposits now comprise 54% of total deposits. Low cost deposit balances grew 22.8% from September 30, 2004 through September 30, 2005. New account openings were up 32% with nearly 51,000 new accounts opened during the 2005 quarter.
     Since June 2004, the prime interest rate has increased from 4.00% to 6.75%. This increase has favorably impacted the yields on earning assets, which were partially offset by higher rates on our short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt.
     Low cost deposits have greater value in a higher interest rate environment and management believes that BankAtlantic can achieve improvements in its net interest margin through continued growth in low cost deposits. While the current flattening of the yield curve will exert downward pressure on the margin, management presently anticipates that the downward pressure may be offset by an improved funding mix, driven principally by a higher percentage of low cost deposits.

BankAtlantic Bancorp, Inc. and Subsidiaries

	BankAtlantic
	Average Balance Sheet — Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2005				September 30, 2004
( in thousands)	Average	Revenue/		Yield/	Average	Revenue/	Yield/
	Balance	Expense		Rate	Balance	Expense	Rate
Loans:
Residential real estate	$2,198,170	80,782		4.90%	$1,432,518	50,358	4.69%
Commercial real estate	1,708,272	89,460		6.98	1,664,786	70,101	5.61
Consumer	506,902	22,376		5.89	405,537	12,577	4.14
Lease financing	4,561	365		10.67	11,628	933	10.70
Commercial business	90,199	5,047		7.46	102,260	4,725	6.16
Small business	206,389	11,978		7.74	181,222	9,679	7.12

Total loans	4,714,493	210,008		5.94	3,797,951	148,373	5.21

Investments — tax exempt	362,988	15,775	(1)	5.79	73,646	2,937	5.32
Investments — taxable	722,477	28,423		5.25	625,136	25,753	5.49

Total interest earning assets	5,799,958	254,206		5.84%	4,496,733	177,063	5.25%

Goodwill and core deposit intangibles	79,923				81,838
Other non-interest earning assets	297,873				246,235

Total Assets	$6,177,754				$4,824,806

Deposits:
Savings	$295,450	628		0.28%	$237,646	473	0.27%
NOW	672,224	2,097		0.42	573,617	1,581	0.37
Money market	910,697	9,727		1.43	903,579	6,275	0.93
Certificate of deposit	780,258	15,896		2.72	732,715	12,492	2.28

Total interest bearing deposits	2,658,629	28,348		1.43	2,447,557	20,821	1.14

Short-term borrowed funds	325,670	6,955		2.86	246,218	1,970	1.07
Advances from FHLB	1,604,169	46,610		3.88	832,177	26,231	4.21
Long-term debt	36,148	1,823		6.74	36,168	1,502	5.55

Total interest bearing liabilities	4,624,616	83,736		2.42	3,562,120	50,524	1.89
Demand deposits	965,900				737,738
Non-interest bearing other liabilities	49,823				27,063

Total Liabilities	5,640,339				4,326,921
Stockholder’s equity	537,415				497,885

Total liabilities and stockholder’s equity	$6,177,754				$4,824,806

Net interest income/net interest spread		$170,470		3.42%		$126,539	3.36%

Tax equivalent adjustment		(5,521)				(1,028)
Capitalized interest from real estate operations		1,366				1,008

Net interest income		166,315				126,519

Margin
Interest income/interest earning assets				5.84%			5.25%
Interest expense/interest earning assets				1.93			1.50

Net interest margin				3.91%			3.75%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Net interest income for the nine month period increased significantly from 2004 levels. The increase resulted primarily from the items discussed above for the three months ended September 30, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
Provision for Loan Losses

	For the Three Months Ended		For Nine Months Ended
(in thousands)	September 30,		September 30,
	2005	2004	2005	2004
Balance, beginning of period	$43,650	$46,737	$46,010	$45,595
Charge-offs:
Consumer loans	(99)	(139)	(209)	(529)
Residential real estate loans	(191)	(151)	(445)	(506)
Small business	(68)	(38)	(663)	(38)

Continuing loan products	(358)	(328)	(1,317)	(1,073)
Discontinued loan products	(222)	(570)	(1,057)	(1,216)

Total charge-offs	(580)	(898)	(2,374)	(2,289)

Recoveries:
Commercial business loans	120	112	1,351	436
Commercial real estate loans	5	—	11	2,051
Small business	290	61	694	303
Consumer loans	89	55	172	209
Residential real estate loans	55	53	56	296

Continuing loan products	559	281	2,284	3,295
Discontinued loan products	476	941	1,281	3,282

Total recoveries	1,035	1,222	3,565	6,577

Net recoveries	455	324	1,191	4,288
(Recovery) provision for loan losses	(3,410)	1,717	(6,506)	(1,105)

Balance, end of period	$40,695	$48,778	$40,695	$48,778

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     Charge-offs and recoveries from continuing loan products were nominal for the three months ended September 30, 2005 and 2004. The lower charge-offs and recoveries from discontinued loan products resulted from declining portfolio balances. The majority of the discontinued loan products charge-offs and recoveries related to lease finance lending. Outstanding balances of this product have declined from $8.6 million at September 30, 2004 to $1.7 million at September 30, 2005.
     The recovery for loan losses during the current quarter was due to decreased reserves in the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio.
     The provision for loan losses during the 2004 quarter resulted from additional reserves allocated to a $17.7 million hotel loan in which the financial condition of the borrower deteriorated during the quarter.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     During the 2005 period, net recoveries included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. Net recoveries during the 2004 period included a $2.1 million residential construction loan recovery.
     The provision for loan losses was a net recovery during the 2005 period due to the items discussed above and the repayment of a large classified loan during the first quarter. The recovery was partially offset by increased home equity reserves during the second quarter resulting from an analysis of the portfolio.
     The recovery for loan losses during the 2004 periods was primarily due to the items discussed above as well as significant loan recoveries.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s allowance for loan losses was 0.89% and 1.17% of total loans at September 30, 2005 and 2004, respectively. The declining trend in the allowance to loan ratio reflects recent historically low charge-off experience, and a change in the mix of the loan portfolio from commercial to residential loans and the run-off of our “discontinued loan products”. Residential loans are assigned a substantially lower general reserve than discontinued and commercial loans.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$385	$381	$448
Loans and leases	6,883	7,903	11,352

Total nonaccrual	7,268	8,284	11,800

Repossessed assets:
Real estate owned	912	692	1,059
Other	46	—	—

Total repossessed assets	958	692	1,059

Specific valuation allowance	—	—	(2,095)

Total nonperforming assets, net	$8,226	$8,976	$10,764

Allowances
Allowance for loan losses	$40,695	$46,010	$48,778
Allowance for tax certificate losses	3,661	3,297	3,781

Total allowances	$44,356	$49,307	$52,559

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans	203	320	167
Restructured loans	81	24	28

TOTAL POTENTIAL PROBLEM LOANS	$284	$344	$195

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets declined from 0.30% at September 30, 2004 to 0.19% at December 31, 2004 to 0.17% at September 30, 2005. The improvement in nonaccrual loans at September 30, 2005 compared to December 31, 2004 resulted from declines in non-performing lease financing and consumer loans. Non-performing lease financing and consumer loans were $1.2 million and $727,000, respectively, at December 31, 2004 compared to $355,000 and $268,000, respectively, at September 30, 2005.
     The higher repossessed asset balances primarily resulted from properties acquired through tax certificate activities and to a lesser extent the repossession of an aircraft that served as collateral under leases included in the discontinued leasing portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Other service charges and fees	$5,824	$5,819	$5	$16,911	$16,887	$24
Service charges on deposits	16,415	13,493	2,922	44,148	37,798	6,350
Income from real estate operations	1,142	900	242	5,038	1,888	3,150
Securities activities, net	23	—	23	117	(3)	120
Other	2,314	2,120	194	8,010	6,151	1,859

Non-interest income	$25,718	$22,332	$3,386	$74,224	$62,721	$11,503

For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The increase in non-interest income during 2005 resulted from a substantial increase in service charges on deposits as well as gains on the sale of branch facilities and loans held for sale. The substantial increase in service charges on deposits is linked to growth in low cost deposit accounts. New account openings for the current quarter were 51,000 and 155,000 for the nine months ended September 30, 2005 compared to 38,600 and 126,217 during the same 2004 periods.
     Real estate income reflects the activity of a joint venture and the sale of branch facilities held for sale. During 2005 a building which formerly housed a branch which was consolidated into a nearby branch in 2003, was sold for a $325,000 gain. Revenues from a real estate joint venture were slightly lower in 2005 compared to 2004 as 5 units were sold during 2005 compared to 4 during 2004.
     The increase in other income primarily resulted from higher gains on the sale of loans held for sale. Gains on loan sales were $295,000 during 2005 compared to $86,000 during 2004.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The increase in service charges on deposits resulted from the same items discussed above.
     The substantial increase in income from real estate was due to a significant increase in the number of units closed by a real estate joint venture. During 2005 the joint venture closed 25 units compared to 11 units during 2004.
     Included in other income during the nine month period ended September 30, 2005 was a $1.2 million gain on the sale of branch facilities. Gains on loan sales were $521,000 during 2005 compared to $331,000 during 2004.
BankAtlantic Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Employee compensation and benefits	$28,106	$23,128	$4,978	$82,081	$68,018	$14,063
Occupancy and equipment	10,826	8,100	2,726	30,108	23,055	7,053
Advertising and promotion	5,518	3,301	2,217	16,651	10,925	5,726
Cost associated with debt redemption	—	—	—	—	11,741	(11,741)
Professional fees	2,641	3,667	(1,026)	7,174	6,561	613
Impairment of office properties and equipment	—	—	—	3,706	—	3,706
Other	9,631	7,334	2,297	25,582	21,658	3,924

Non-interest expense	$56,722	$45,530	$11,192	$165,302	$141,958	$23,344

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended September 30, 2005 Compared to the Same 2004 Period:
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as the expansion of BankAtlantic’s branch network. Additionally, during the current quarter BankAtlantic extended its branch hours. BankAtlantic’s branches are now open on average 80 hours a week. As a consequence, the number of full time employees increased to 2,069 at September 30, 2005 from 1,571 at September 30, 2004. The resulting increase to compensation expense was partially offset by $350,000 of lower profit sharing benefits.
     Occupancy and equipment expenses increased during the period primarily due to extended branch network hours associated with the “Florida’s Most Convenient Bank” initiatives, higher data processing costs and the opening of BankAtlantic’s corporate headquarters. The extended branch network hours resulted in increased guard service and maintenance expense. BankAtlantic’s data processing service bureau rates are reviewed annually and as a consequence of BankAtlantic’s growth throughout the period, these rates were increased as of July 1, 2005. The opening of BankAtlantic’s corporate headquarters and the branch renovation initiative have resulted in higher depreciation and maintenance expenses.
     Advertising expenses increased significantly as a direct result of an aggressive BankAtlantic marketing campaign during 2005 that included television and radio advertising to promote the “Florida’s Most Convenient Bank” initiative.
     BankAtlantic’s year-over-year growth rate of low cost deposits has declined from the 30% — 35% range during 2002 — 2004 to a 21% — 23% range since June 2005. As a result of lower growth rates in low cost deposits, we anticipate increasing our marketing expenses in an attempt to generate additional deposits. Additional outlays of as much as $5.0 million per quarter over current levels may occur in the fourth quarter 2005 and throughout 2006. Management believes that expenditures on additional marketing should enable BankAtlantic to maintain the current level of low cost deposit growth that over the long run is considered vital to franchise value and profitability. However, management can give no assurance that the deposit growth goals will be achieved by increasing marketing expenditures or that the benefits achieved by such deposit growth will justify the added costs.
     Lower professional fees in 2005 reflect BankAtlantic spending approximately $2 million on consulting costs in connection with its efforts to address deficiencies identified in compliance with the USA Patriot Act anti-money laundering laws and the Bank Secrecy Act during 2004 compared to $500,000 during 2005. This reduction in professional fees was partially offset by higher internal and external audit expenses incurred during the current quarter.
     The higher other non-interest expense resulted from increased deposit account fraud, additional fees remitted for maintaining attorney escrow accounts, and increased general operating expenses related to a substantial increase in the number of customer accounts, extended hours of the branch network and the opening of BankAtlantic’s corporate headquarters.
For the Nine Months Ended September 30, 2005 Compared to the Same 2004 Period:
     In 2004, the cost associated with debt redemption was the result of a prepayment penalty of $11.7 million incurred when BankAtlantic prepaid $108 million of FHLB advances scheduled to mature in 2007-2008 that had an average interest rate of 5.55%.
     The 2005 period includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     The increase in professional fees resulted from consulting fees incurred to evaluate compliance procedures put in place during 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Income before income taxes	$28,345	$20,465	$7,880	$81,743	$48,387	$33,356
Provision for income taxes	9,054	6,866	2,188	26,820	16,659	10,161

BankAtlantic net income	$19,291	$13,599	$5,692	$54,923	$31,728	$23,195

Effective tax rate	31.94%	33.55%	(1.61)%	32.81%	34.43%	(1.62)%

     The decline in the effective tax rate during the three and nine months ended September 30, 2005 resulted from higher investments in tax exempt securities during 2005 compared to the 2004 periods. The average balance of tax exempt securities was $386.1 million and $363.0 million during the three and nine months ended September 30, 2005 compared to $144.1 million and $73.6 million during the same 2004 periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
RB Holdings, Inc. and Subsidiaries Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2005	2004	Change	2005	2004	Change
Net interest income:
Interest on trading securities	$3,756	$2,849	$907	$10,192	$8,511	$1,681
Interest expense	(819)	(230)	(589)	(2,289)	(714)	(1,575)

Net interest income	2,937	2,619	318	7,903	7,797	106

Non-interest income:
Principal transactions	22,894	19,393	3,501	79,386	65,490	13,896
Investment banking	3,741	13,835	(10,094)	41,017	44,492	(3,475)
Commissions	21,390	18,564	2,826	61,183	66,180	(4,997)
Other	2,343	878	1,465	7,383	2,581	4,802

Non-interest income	50,368	52,670	(2,302)	188,969	178,743	10,226

Non-interest expense:
Employee compensation and benefits	39,358	35,090	4,268	127,561	119,429	8,132
Occupancy and equipment	4,025	3,680	345	11,929	10,334	1,595
Advertising and promotion	1,072	1,389	(317)	4,085	3,971	114
Professional fees	1,411	1,063	348	4,419	3,438	981
Communications	3,371	3,182	189	10,084	9,226	858
Floor broker and clearing fees	2,305	2,143	162	6,685	7,383	(698)
Other	1,604	1,558	46	5,376	4,838	538

Non-interest expense	53,146	48,105	5,041	170,139	158,619	11,520

Income before income taxes	159	7,184	(7,025)	26,733	27,921	(1,188)
Income taxes	(264)	3,083	(3,347)	10,749	11,678	(929)

Segment net income	$423	$4,101	$(3,678)	$15,984	$16,243	$(259)

For the Three and Nine Months Ended September 30, 2005 Compared to the Same 2004 Periods:
     Segment net income decreased for the three and nine months ended September 30, 2005, primarily as a result of decreased investment banking revenues, expenditures in connection with new lines of business and expansion of existing branches. This decrease was partially offset by increased principal transactions.
     Net interest income increased 12% for the three months and 1% for the nine months ended September 30, 2005, as compared to the same 2004 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market balances.
     Principal transactions revenue increased 18% and 21% for the three and nine months ended September 30, 2005, respectively, as compared to the same 2004 periods. The increase for the three-month period was attributable to an increase in syndicate deal activity in addition to appreciation of deferred compensation assets and an increase in trading revenue. The increase for the nine-month period was primarily due to a large mutual to stock transaction during the second quarter of 2005 in which principal gross sales credits in excess of $16.5 million were recorded by Ryan Back.
     Investment banking revenue decreased 73% and 8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The decrease was attributable to a decrease in consulting, merger and acquisition fees.
     Commission revenue increased 15% and decreased 8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three-month period was primarily due to an increase in equity related commissions. The decrease for the nine-month period was primarily attributable to a decrease in agency transaction volume in the 2005 nine month period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Other income is comprised primarily of rebates received on customer money market balances and inactive fees on customer accounts.
     Employee compensation and benefits increased 12% and 7%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three and nine-month periods was primarily attributed to an increase in compensation costs associated with significant expansion and related hiring in the firm’s capital market business including institutional sales and trading, equity, research, and recruiting of financial consultants in Ryan Beck’s private client group.
     Advertising and promotion expense decreased 23% and increased 3%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The decrease for the three-month period was mainly due to an advertising campaign in 2005, which ran through the second quarter of 2005. The increase for the nine-month period of 2005 was due to increased travel and entertainment expenses primarily due to the expansion of the firm’s capital markets business.
     Professional fees increased 33% and 29%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase was primarily due to increases in fees associated with additional internal and external audit fees, as well as consulting fees associated with various administrative projects.
     Communications expense increased 6% and 9%, respectively, for the three and nine months ended September 30, 2005, as compared to the same 2004 periods. The increase was primarily due to the addition of branch locations throughout 2004 and the increase in capital markets personnel in 2005.
     Floor broker and clearing fees increased 8% for the three months and decreased 9% for the nine months ended September 30, 2005, as compared to the same 2004 periods. The increase for the three-month period was due to an increase in transactional business in the 2005 period as compared to the same period in 2004. The decrease for the nine-month period was due to a decrease in transactional business as compared to the same 2004 period.
     Other expenses increased 3% and 11%, respectively, for the three and nine-month periods ended September 30, 2005, primarily as a result of increased recruiting expenses for additional personnel added in the firm’s capital market business during 2005.
     The reduction in the provision for income taxes during the three and nine months ended September 30, 2005 was due to a decline in income before taxes as well as higher gains on corporate owned life insurance and increased tax exempt income.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Nine Months
(in thousands)	Ended September 30,			Ended September 30,
	2005	2004	Change	2005	2004	Change
Net interest income:
Interest income	$471	$607	$(136)	$1,762	$1,697	$65
Interest expense	(4,929)	(4,289)	(640)	(14,269)	(12,556)	(1,713)

Net interest expense	(4,458)	(3,682)	(776)	(12,507)	(10,859)	(1,648)

Non-interest income:
Equity earnings of unconsolidated subsidiaries	142	123	19	410	359	51
Litigation settlement	—	—	—	—	22,840	(22,840)
Other	308	138	170	914	440	474

Non-interest income	450	261	189	1,324	23,639	(22,315)

Non-interest expense:
Employee compensation and benefits	991	774	217	2,999	2,263	736
Professional fees	186	95	91	1,151	1,182	(31)
Other	171	202	(31)	661	730	(69)

Non-interest expense	1,348	1,071	277	4,811	4,175	636

Loss before income taxes	(5,356)	(4,492)	(864)	(15,994)	8,605	(24,599)
Income taxes	(1,902)	(1,483)	(419)	(5,762)	3,101	(8,863)

Net income (loss)	$(3,454)	$(3,009)	$(445)	$(10,232)	$5,504	$(15,736)

     Interest income was lower during the three months ended September 30, 2005 compared to the same 2004 period due to the repayment of Levitt Corporation loans during prior quarters in 2005. The funds received from the loan repayments were invested in short-term investments that had lower yields than the Levitt loans.
     Interest income during the nine months ended September 30, 2005 increased slightly from the same 2004 period. Interest income from short-term investments was $1.2 million compared to $439,000 during the same 2004 nine month period. Interest income on Levitt loans declined from $1.3 million during the 2004 nine month period to $560,000 during the same 2005 period. The increase in short term rates and the investment of a portion of the funds obtained from the repayment of Levitt loans had a favorable impact on interest income from short-term investments during the 2005 nine month period.
     Interest expense increased during both periods in 2005 compared to the same 2004 periods, as a result of higher interest rates. The Company’s junior subordinated debentures and other borrowings balances were $267.3 million and $263.4 million, respectively, at September 30, 2005 and 2004, of which $132.9 million and $128.9 million, respectively, at September 30, 2005 and 2004 bear interest at floating rates.
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
     Parent Company compensation expense represents salaries for investor relations, risk management and executive management personnel. The Company’s other income represents amounts received from Levitt and BFC for services performed by these employees. The increase in compensation expense during the 2005 period was due to a larger number of employees at the parent company during 2005 and to payroll taxes associated with the exercise of stock options. The additional employees were transferred from BankAtlantic.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets were $6.4 billion at September 30, 2005 and December 31, 2004. The changes in components of total assets from December 31, 2004 to September 30, 2005 are summarized below:
•	Higher cash balances associated with an increase in cash letter receivables from other depository institutions;

•	Decline in securities available for sale amounts due to securities maturities exceeding purchases;

•	Higher investment securities primarily due to higher tax exempt securities balances;

•	Lower loan balances resulting from declines in commercial and construction loan balances;

•	Higher accrued interest receivable balances primarily associated with an increase in yields at period end on interest earning assets;

•	Lower real estate held for development and sale as a result of units closed at the Riverclub real estate joint venture;

•	Higher investment in unconsolidated subsidiaries related to an investment in a rental real estate joint venture; and

•	Increase in office properties and equipment amounts associated with the Company’s new corporate headquarters building and BankAtlantic’s branch renovation and expansion initiatives.
     We had total liabilities of $5.8 billion at September 30, 2005 compared to $5.9 billion at December 31, 2004. The decrease in total liabilities resulted from:
•	Repayments of short term Federal Home Loan Bank advances, securities sold under agreements to repurchase and federal funds purchased from funds obtained from declining loan and securities balances; and

•	A decline in securities sold but not yet purchased associated with Ryan Beck’s trading activities.
     The above decreases in total liabilities were partially offset by:
•	Higher deposit balances primarily resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	An increase in other liabilities primarily due to higher current taxes payable associated with a postponement of the third quarter estimated tax payment due dates and

•	Additional borrowings at the Parent Company used to fund an investment in a rental real estate joint venture.
     Stockholders’ equity at September 30, 2005 was $523.4 million compared to $469.3 million at December 31, 2004. The increase was primarily attributable to $60.7 million of earnings and $6.7 million from the issuance of common stock and associated tax benefits upon the exercise of stock options. The above increases in stockholders’ equity were partially offset by $6.5 million of dividends on our common stock, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon the exercise of employee stock options in June 2004, a $1.9 million other comprehensive loss, net of income tax benefits, and a $4.7 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A common stock options.

BankAtlantic Bancorp, Inc. and Subsidiaries
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, the liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, fund joint venture investments, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures and notes payable is approximately $18.8 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the nine months ended September 30, 2005, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. The payment of dividends by BankAtlantic is subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Ryan Beck has not paid any dividends to the Company during 2005. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. Investments in managed funds amounted to $86 million at September 30, 2005. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. At September 30, 2005, these funds had a net unrealized gain of $6.5 million.
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. At September 30, 2005 the Company was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio in which a waiver was obtained from the lender. Amounts outstanding accrue interest at the prime rate minus 50 basis points. The outstanding balance of this credit facility as of September 30, 2005 was $2.0 million.
     In September 2005, the Company entered into a revolving credit facility of $15 million with an independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is also secured by the common stock of BankAtlantic. The outstanding balance of this credit facility as of September 30, 2005 was $2.0 million.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity is required to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of

BankAtlantic Bancorp, Inc. and Subsidiaries
credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.5 billion at September 30, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $876 million at September 30, 2005. BankAtlantic has established lines of credit for up to $440 million with other banks to purchase federal funds of which $13.5 million was outstanding at September 30, 2005. BankAtlantic has also established a $6.5 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program. The U.S. Treasury at its discretion can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at September 30, 2005 was $14.5 million of short term borrowings associated with the program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of borrowings, if needed. At September 30, 2005, BankAtlantic had $86.5 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2005 were approximately $404.6 million and $8.8 million, respectively, compared to $355.0 million and $0, respectively, at September 30, 2004. Additionally, BankAtlantic had no commitments to purchase securities at September 30, 2005 compared to $5.0 million at September 30, 2004. Commitments to extend credit including the undisbursed portion of loans in process were $1.2 billion at September 30, 2005 and 2004.
     During the nine months ended September 30, 2005, BankAtlantic opened three branches at an aggregate cost of $2.7 million. During the next six months, subject to receipt of required regulatory approvals, BankAtlantic anticipates opening three additional branches at an aggregate estimated cost of $5.1 million. BankAtlantic has also entered into purchase commitments to acquire land for de novo branch expansion with an aggregate purchase price of $4.8 million, subject to the satisfactory completion of due diligence.
     In June 2004, BankAtlantic’s management finalized a plan to renovate the majority of BankAtlantic’s existing branches. BankAtlantic had incurred approximately $11.1 million in renovation costs on branch facilities as of September 30, 2005 and anticipates that branch renovations will be completed during 2006 at an estimated cost of $13 million.
     At September 30, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2005:
Total risk-based capital	$514,947	11.85%	8.00%	10.00%
Tier 1 risk-based capital	$448,819	10.32%	4.00%	6.00%
Tangible capital	$448,819	7.56%	1.50%	1.50%
Core capital	$448,819	7.56%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2004.

BankAtlantic Bancorp, Inc. and Subsidiaries
Compliance Matter
     BankAtlantic continues to address compliance issues relating to the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act. Our compliance efforts include revised technology and systems and procedures, and a substantial increase in compliance staffing. The 2005 run-rate impact of these on-going compliance-related costs is estimated to be approximately $3.5 million annually. BankAtlantic cannot predict whether or to what extent monetary or other restrictions or penalties might be imposed upon it by regulators or other federal agencies relating to compliance deficiencies. Other financial institutions have been required to enter into materially restrictive regulatory agreements and to pay substantial fines and assessments in connection with their activities and compliance deficiencies. BankAtlantic Bancorp and BankAtlantic may be the subject of similar civil and criminal regulatory proceedings and actions and may be required to pay fines or penalties which may be similar to, greater than or less than those imposed on other institutions. See the Company’s Report on Form 10-Q for the quarter ended March 31, 2005.
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the nine months ended September 30, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments, fees from customers and funds generated from operations. These funds were primarily utilized to pay operating expenses and fund capital expenditures.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $43.7 million, which was $42.7 million in excess of its required net capital of $1.0 million at September 30, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk and our secondary market risk is equity price risk.
Interest Rate Risk
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk because our assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     We have developed a model using standard industry software to measure our interest rate risk. The model performs a sensitivity analysis that measures the effect on our net interest income to changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis point would have on our net interest income over a 12 month period.
     The model calculates the change in net interest income by:
i.	Calculating the anticipated cash flows from existing assets and liabilities using current repricing and prepayment assumptions;
ii.	Discounts the above expected cash flows based on instantaneous and parallel shifts in the yield curve to determine the effect on net interest income; and

iii.	Calculating the percentage change in net interest income calculated in (i) and (ii).
     Management has made estimates of cash flow, prepayment and repricing assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.
     Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model:

As of September 30, 2005
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$226,741	-0.12%
+100 bp	$229,939	1.29%
0	$227,005	—
-100 bp	$220,382	-2.92%
-200 bp	$208,640	-8.09%

As of December 31, 2004
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$232,987	3.41%
+100 bp	$232,395	3.14%
0	$225,310	0.00%
-100 bp	$213,516	-5.23%
-200 bp	$200,288	-11.11%

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company began utilizing this interest rate risk model in July 2005. This model enables the Company to evaluate the effect interest rate sensitivity has on net interest income as well as on net portfolio value. The prior interest rate risk model measured potential gains and losses only on net portfolio fair value. The Company believes that measuring the effect of interest rate changes on net interest income will enhance management’s ability to monitor interest rate risk. The December 31, 2004 amounts are also provided utilizing the new model.
     BankAtlantic’s tax equivalent net interest margin improved to 3.91% during the nine months ended September 30, 2005 vs. 3.75% during the same 2004 period. This improvement in the net interest margin reflects a combination of several factors, including the continued growth of low cost deposits, which are more beneficial in higher rate periods, the repayment of certain high cost FHLB advances in prior periods, and higher earning asset yields. While the continued flattening of the yield curve will exert downward pressure on the margin, management presently anticipates that this downward pressure may be offset by an improved funding mix, driven principally by a higher percentage of low cost deposits.
Equity Price Risk
Ryan Beck
     The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the nine months ended September 30, 2005 (in thousands):

	High	Low	Average

VaR	$443	$55	$199
Aggregate Long Value	155,347	54,028	90,609
Aggregate Short Value	$56,789	$15,772	$36,934
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004 (in thousands):

	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	$167,987	$23,851	$65,006
     The continued expansion of the capital markets business may result in Ryan Beck carrying higher and more diverse inventory positions.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp
Equity Pricing Risk
     BankAtlantic Bancorp maintains a portfolio of equity securities that is managed to match the performance of stock indices. These equity portfolios subject us to equity pricing risks which would arise as the relative values of our equity investments change as a consequence of market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices that impact our portfolio. The following are hypothetical changes in the fair value of our available for sale equity securities at September 30, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$104,004	$17,334
10%	$95,337	$8,667
0%	$86,670	$—
-10%	$78,003	$(8,667)
-20%	$69,336	$(17,334)
     Excluded from the above table are $1.8 million of investments in other financial institutions and $5.0 million invested in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Interest Rate Risk
     The Parent Company had $263 million of Junior Subordinated Debentures outstanding at September 30, 2005. These debentures subject the Parent Company to interest rate risk. Presented below is an analysis of the Parent company’s estimated net interest expense over a twelve month period calculated utilizing the Company’s model:

As of September 30, 2005
	Net
Changes	Interest	Percent
in Rate	Expense	Change
+200 bp	$22,545	9.96%
+100 bp	$21,523	4.98%
0	$20,502	—
-100 bp	$19,480	-4.98%
-200 bp	$18,458	-9.97%

As of December 31, 2004
	Net
Changes	Interest	Percent
in Rate	Expense	Change
+200 bp	$20,721	10.97%
+100 bp	$19,697	5.48%
0	$18,673	0.00%
-100 bp	$17,649	-5.48%
-200 bp	$16,625	-10.97%

BankAtlantic Bancorp, Inc. and Subsidiaries
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
Changes in Internal Controls
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries
PART II — OTHER INFORMATION
(e) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per share	or Programs (2)	Programs
July 1, 2005 through July 31, 2005	—	$—	—	—
August 1, 2005 through August 31, 2005	—	—	—	—
September 30, 2005 through September 30, 2005	1,202	17.00	—	—

Total	1,202	$17.00	—	—

1.	The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

2.	The Company currently has no plan or program to repurchase its equity securities.
Item 6. Exhibits

Exhibit 31.1	CEO Certification pursuant to Regulation S-X Section 302

Exhibit 31.2	CFO Certification pursuant to Regulation S-X Section 302

Exhibit 32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

November 9, 2005	By:	/s/ Alan B. Levan

Date		Alan B. Levan
Chief Executive Officer/ Chairman/President

November 9, 2005	By:	/s/ James A. White

Date		James A. White
Executive Vice President, Chief Financial Officer