Form 10-K
period 2005-03-31
BANKATLANTIC BANCORP INC
filed 2006-03-16
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
34-027228
BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its Charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
(954) 940-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Name of Each Exchange on Which Registered
New York Stock Exchange
Title of Each Class
Class A Common Stock, Par Value $0.01 Per Share
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
          Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
          The aggregate market value of the voting common equity held by non-affiliates was $859 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2005.
          The number of shares of Registrant’s Class A Common Stock outstanding on March 2, 2006 was 56,492,061. The number of shares of Registrant’s Class B Common Stock outstanding on March 2, 2006 was 4,876,124.
          Portions of the 2005 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I
ITEM I. BUSINESS
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; regulatory compliance; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiative, marketing initiatives, branch expansion, branch renovation and other growth initiatives not resulting in continued growth of low cost deposits or otherwise not producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment; the $10 million reserve established during the 2005 fourth quarter may not be sufficient to cover the fines, penalties or expenses associated with any resolution of AML-BSA compliance matters. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rates may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this report. The Company cautions that the foregoing factors are not exclusive.
The Company
          We are a Florida-based financial services holding company and own BankAtlantic and RB Holdings, Inc. (“Ryan Beck”), the parent company of Ryan Beck & Co., Inc. Through these subsidiaries, we provide a full line of products and services encompassing consumer and commercial banking, wealth management and investment banking. We report our operations through three business segments consisting of BankAtlantic, Ryan Beck and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 24 to the Company’s consolidated financial statements.
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
          As of December 31, 2005, we had total consolidated assets of approximately $6.5 billion and stockholders’ equity of approximately $516 million.

BankAtlantic
        BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through 78 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
        BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans from third parties,

•	investing in mortgage-backed securities, tax certificates and other securities.
        BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to implement marketing programs in its stores that include sales training programs, outbound telemarketing and incentive programs that reward banking personnel who produce profitable business.

•	Increasing Low Cost Deposits. BankAtlantic’s low cost deposits are comprised of demand deposit accounts, NOW checking accounts and savings accounts. From December 31, 2001, when the initiative was launched, to December 31, 2005, the balances of BankAtlantic’s low cost deposits increased 250% from approximately $600 million to approximately $2.1 billion. These low cost deposits represented 56% of BankAtlantic’s total deposits at December 31, 2005, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its low cost deposits through strong sales and marketing efforts, new product offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative.

•	Growing the Loan Portfolio while Concentrating on Core Lending Competencies. BankAtlantic intends to grow its core commercial and retail banking business with an emphasis on generating commercial real estate, small business, and consumer loans. BankAtlantic attributes its success in these lending areas to several key factors, including disciplined underwriting and expertise in its markets. Loan balances and total earning assets are down from mid -2005 resulting from our strategy of limiting earning asset growth. The decline in loans is the result of a decision to delay purchases of residential real estate mortgages in light of the relative flatness of the yield curve and the run-off in the high rise condominium portfolio where we decided to reduce our exposure. BankAtlantic intends to continue this strategy of limiting earning asset growth in a flat to inverted yield curve environment. BankAtlantic intends to continue to limit activities in non-core lending areas, such as credit card, international, non-mortgage syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic intends to grow its retail network both internally, through a branding initiative and de novo expansion, and externally through acquisitions which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively fast growing and high deposit level markets within Florida. We anticipate opening approximately 14 stores in 2006 while completing the renovation of the interior of all existing stores to provide a consistent design.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place stringent underwriting standards and has developed and instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing BankAtlantic to unnecessary credit risk.
          BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for the acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are originated in amounts based upon the appraised value of the collateral or estimated cost that generally have a loan to value ratio of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          Additionally, BankAtlantic purchases participations in commercial real estate loans that are originated by other financial institutions, typically known as “lead” banks. These transactions are underwritten as if we were originating the loan, applying all normal underwriting standards. The lead bank administers the loan and provides periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, the lead bank generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic sometimes acts as a lead bank and sells participations in its loans to other lenders. This reduces its exposure on projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. These participations meet the contractual requirements necessary to constitute a sale of the loan as the agreements transfer the credit risk to the transferee; however, certain participations place limitations on the transferee’s ability to pledge or exchange the participation and give BankAtlantic the ability to repurchase the participation. As a consequence, certain participations are classified as secured borrowings for accounting purposes.
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
          Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. All other consumer loans generally have fixed interest rates with terms ranging from one to five years.
          Small Business: BankAtlantic makes small business loans to companies located primarily in South Florida, along the Treasure Coast of East Florida and in the Tampa Bay area. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation. BankAtlantic purchases interest-only loans originated to the most credit worthy borrowers with loan-to-value ratios within agency guidelines. BankAtlantic does not purchase either “sub-prime” (lower credit quality loans) or negative amortization loans.
          BankAtlantic originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates certain residential loans, which are primarily made to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral.
          The composition of the loan portfolio was (in millions):

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,043	44.20	2,066	45.35	1,344	37.00	1,378	40.30	1,112	39.76%
Home Equity	514	11.12	457	10.03	334	9.19	262	7.65	167	5.96
Construction and development	1,340	28.99	1,454	31.92	1,345	37.05	1,266	37.00	1,144	40.93
Commercial	1,060	22.93	1,075	23.61	1,064	29.30	755	22.09	522	18.67
Small business	152	3.29	124	2.72	108	2.97	94	2.76	36	1.28
Loans to Levitt Corporation	—	0.00	9	0.19	18	0.50	—	—	—	—
Other loans:
Commercial business	87	1.88	85	1.88	81	2.22	82	2.40	76	2.72
Small business — non-mortgage	83	1.80	67	1.46	52	1.43	49	1.45	34	1.23
Due from foreign banks	—	0.00	—	0.00	—	—	—	—	1	0.05
Consumer	27	0.59	18	0.41	22	0.60	25	0.73	26	0.92
Residential loans held for sale	3	0.07	5	0.10	2	0.06	—	—	5	0.17
Discontinued loan products	1	0.02	8	0.18	35	0.98	71	2.08	153	5.48

Total	5,310	114.89	5,368	117.85	4,405	121.30	3,982	116.46	3,276	117.17

Adjustments:
Undisbursed portion of loans in process	649	14.04	768	16.86	728	20.05	512	14.97	434	15.53

Unearned discounts (premiums)	(2)	(0.04)	(1)	(0.02)	—	(0.01)	3	0.09	1	0.05
Allowance for loan losses	41	0.89	46	1.01	46	1.26	48	1.40	45	1.59

Total loans receivable, net	$4,622	100.00	4,555	100.00	3,631	100.00	3,419	100.00	2,796	100.00%

1)	Includes syndication, lease financings and indirect consumer loans, which BankAtlantic ceased originating in prior periods.
          In addition to its lending activities, BankAtlantic also invests in securities as described below:
          Securities Available for Sale: BankAtlantic invests in securities available for sale, consisting of investments in obligations of the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs). Also included in securities available for sale are tax exempt municipal bonds. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
          Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2005 consisted of tax exempt municipal bonds and tax certificates. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.
          The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.				Corporate
	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	and		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2005
Maturity: (1)
One year or less	$—	$163,726	$—	$—	$100	$163,826	7.91%
After one through five years	1,000	—	8,161	79,665	485	89,311	4.33
After five through ten years	—	—	121,072	508	—	121,580	4.09
After ten years	—	—	259,333	301,367	—	560,700	5.20

Fair values (2)	$1,000	$163,726	$388,566	$381,540	$585	$935,417	5.45%

Amortized cost (2)	$998	$163,726	$392,130	$387,178	$585	$944,617	5.20%

Weighted average yield based on fair values	2.11%	7.91%	5.15%	4.71%	3.83%	5.45%
Weighted average maturity (yrs)	4.2	1.0	11.93	20.05	3.04	13.34

December 31, 2004
Fair values (2)	$—	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$—	$166,731	$332,024	$498,504	$585	$997,844	5.50%

December 31, 2003
Fair values (2)	$—	$190,906	$—	$338,751	$585	$530,242	5.90%

Amortized cost (2)	$—	$190,906	$—	$332,898	$585	$524,389	6.40%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $95.1 million, $50.7 million and $17.6 million and a fair value of $103.2 million, $53.7 million, $20.9 million, at December 31, 2005, 2004 and 2003, respectively, were excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2005 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$163,726	$—	$—	$163,726
Investment securities:
Cost equals market	6,183	—	—	6,183
Market over cost	57,932	313	—	58,245
Cost over market	129,803	—	1,428	128,375
Securities available for sale:
Investment securities:
Cost equals market	585	—	—	585
Market over cost	46,327	327	—	46,654
Cost over market	152,883		2,774	150,109
Mortgage-backed securities :
Market over cost	74,215	1,547	—	75,762
Cost over market	312,963	—	7,185	305,778

Total	$944,617	$2,187	$11,387	$935,417

1)	The above table excludes Parent Company investment securities and securities available for sale with a cost of $6.8 million and $88.4 million, respectively, and a fair value of $7.6 million and $95.7 million, respectively, at December 31, 2005.
          BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits through its “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected branches, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week as well as aggressive media advertising. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to obtain new customers. See note #7 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note #8 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, federal funds and treasury tax and loan borrowings. Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note #9 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s short term borrowings.
          Secured borrowings: At December 31, 2005, BankAtlantic’s secured borrowings consisted of $138.3 million of commercial real estate loan participations that were legal loan sales but constrained the transferee from pledging or exchanging the participation and therefore were accounted for as secured borrowings.
          Other borrowings: At December 31, 2005, BankAtlantic’s other borrowings consisted of a $22.0 million floating rate subordinated debentures, a floating rate mortgage-backed bond with an outstanding balance of $9.0 million and $8.1 million of floating rate development notes associated with a real estate joint venture.
Ryan Beck
          Ryan Beck operates interdependent wealth management, investment banking and capital markets businesses which share the same corporate infrastructure. The approximately 400 financial consultants in the firm’s wealth management arm utilize the syndicate, trading and research capabilities imbedded in the firm’s capital markets and investment banking departments. Similarly, the firm’s investment banking clients benefit from the distribution capabilities of the firm’s wealth management and capital markets groups. The firm’s capital market business includes institutional customer activities and research and trading activities in equity, fixed income and municipal finance products.
          Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck operates on a nationwide basis through a network of 42 offices in 14 states. In addition to offering traditional wealth management products to individual investors, Ryan Beck is engaged in sector-oriented investment banking and capital markets activities.
          Ryan Beck intends to focus on the following key areas:
•	Investment Banking. Ryan Beck has a well established investment banking group primarily focused on financial institutions. Recently, Ryan Beck’s strategy has been to diversify its operations through the addition of investment bankers and capital markets expertise focused on other sectors, such as consumer products and services, real estate investment trusts and business services. Ryan Beck’s investment banking activities include managing underwritten public offerings, serving as placement agent on institutional private financings and acting as an advisor on mergers and acquisitions.

•	Private Client Group. In April 2002, Ryan Beck acquired certain of the assets and assumed certain of the liabilities of Gruntal & Co., LLC. This transaction enabled Ryan Beck to significantly increase its private client group revenues. The table below shows Ryan Beck’s private client group statistics before the Gruntal transaction and at December 31, 2005.

	December 31, 2005	December 31, 2001
Financial Consultants	407	80
Customer Accounts	135,000	27,000
Customer Assets	$18.2 billion	$4.0 billion

•	Capital Markets. Ryan Beck has both equity and fixed income capital markets groups. Both groups incorporate trading, institutional sales and syndicate activities. Ryan Beck makes a market in over 500 equity securities, principally financial institution shares. Equity capital markets group also incorporates a research department with 13 publishing analysts covering 38 closed end funds and 178 companies in eight industry sectors.
          As a registered broker-dealer with the SEC, Ryan Beck operates on a fully-disclosed basis through its clearing firm, Pershing LLC. Clients consist primarily of:
•	high net worth individuals,

•	financial institutions,

•	institutional clients,

•	governmental and other issuers of non-taxable securities, and

•	other corporate clients.
Parent Company
          The Parent Company (“Parent”) is comprised of the activities of the holding company. Its operations are limited and primarily include the financing of the capital needs of its subsidiaries and management of investments. The Parent also provides human resources, investor relations and executive management services to its subsidiaries and affiliates. The Parent obtains its funds from dividends from its subsidiaries, issuances of equity and debt securities, and returns on portfolio investments, as well as borrowings from unrelated financial institutions and amounts received from subsidiaries and affiliates for services provided. During 2005, the Parent also obtained funds from the repayment of notes receivable from Levitt Corporation, a subsidiary of the Parent that was spun-off to shareholders on December 31, 2003. The proceeds from these note receivable repayments were invested in tax exempt securities and managed equity portfolios. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of its debt is indexed to floating rates.

          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2005
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$6,229	$—	$21	$6,208
Equity securities	82,113	7,307	—	89,420
Investment securities:
Investment securities (1)	6,800	793	—	7,593

Total	$95,142	$8,100	$21	$103,221

	December 31, 2004
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$20,860	$—	$24	$20,836
Equity securities	23,025	2,679	—	25,704
Investment securities:
Investment securities (1)	6,800	345	—	7,145

Total	$50,685	$3,024	$24	$53,685

(1)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The Company’s number of employees at the indicated dates were:

	December 31, 2005		December 31, 2004
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	18	—	7	—
BankAtlantic	1,882	390	1,507	286
Ryan Beck	1,021	33	985	39

Total	2,921	423	2,499	325

Competition
          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility than we have. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
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
Regulation and Supervision
Holding Company
          We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended, or HOLA. As such, we are registered with the Office of Thrift Supervision, or OTS, and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.
          HOLA prohibits a savings bank holding company, directly or indirectly, or through one or more subsidiaries, from:
•	acquiring another savings institution or its holding company without prior written approval of the OTS;

•	acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or

•	acquiring or retaining control of a depository institution that is not insured by the FDIC.
          In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

          As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that BankAltantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Banks — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must file a notice with the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund, or BIF, and the Savings Association Insurance Fund, SAIF, both of which are administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic.
Regulation of Federal Savings Banks
          Business Activities. BankAtlantic derives its lending and investment powers from HOLA and the regulations of the OTS thereunder. Under these laws and regulations, BankAtlantic may invest in:
•	mortgage loans secured by residential and commercial real estate;

•	commercial and consumer loans;

•	certain types of debt securities; and

•	certain other assets.
          BankAtlantic may also establish service corporations to engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by BankAtlantic to meet certain rating criteria and that limit BankAtlantic’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2005, BankAtlantic’s limit on loans to one borrower was approximately $80.6 million. At December 31, 2005, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $52.1 million and the second largest borrower had an aggregate balance of approximately $51.4 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2005, BankAtlantic maintained approximately 74% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the eleven months prior to December 2005 and, therefore, was a QTL.
          Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:
°	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

°	for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and
•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.
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
          At December 31, 2005, BankAtlantic exceeded all applicable regulatory capital requirements. See note #15 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
          There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings banks that are applicable to BankAtlantic.
          Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by savings banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

          The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file a notice with the OTS at least 30 days prior to each capital distribution. However, if the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years, then BankAtlantic must file an application to receive the approval of the OTS for a proposed capital distribution.
          BankAtlantic may not pay dividends to us if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements or the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
          Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.
          Assessments. The OTS charges assessments to recover the costs of examining savings banks and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings banks and their affiliates. These assessments are based on three components:
•	the size of the savings bank, on which the basic assessment is based;

•	the savings bank’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings bank with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and

•	the complexity of the savings bank’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings bank that has more than $1 billion in trust assets that it administers, loans that it services for others or assets covered by its recourse obligations or direct credit substitutes.
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2005 was approximately $897,000.
          Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state or territory of the United States.
          Community Reinvestment. Under the Community Reinvestment Act, or CRA, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OTS to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. This assessment focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its designated assessment areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of banking services throughout its designated assessment area.
          The OTS assigns institutions a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public. BankAtlantic received a “Satisfactory” rating in its most recent CRA evaluation. Regulations also require all institutions to disclose certain agreements that are in fulfillment of the CRA. BankAtlantic has no such agreements in place at this time.
          Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve Board, or FRB, implementing Sections 23A and 23B of the FRA, and by OTS regulations. The applicable OTS regulations for savings banks regarding transactions with affiliates generally conform to the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings bank is any company that controls, is controlled by, or is under common control with, the savings bank, other than the savings bank’s subsidiaries. For instance, we are deemed an affiliate of BankAtlantic under these regulations.
          Generally, Section 23A limits the extent to which a savings bank may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings bank’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the savings bank’s capital stock and surplus. A covered transaction generally includes:
•	making or renewing a loan or other extension of credit to an affiliate;

•	purchasing, or investing in, a security issued by an affiliate;

•	purchasing an asset from an affiliate;

•	accepting a security issued by an affiliate as collateral for a loan or other extension of credit to any person or entity; and

•	issuing a guarantee, acceptance or letter of credit on behalf of an affiliate.
          Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings bank, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under the OTS regulations, a savings bank is prohibited from:
•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.
          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic and us to its and our executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings banks regarding loans by a savings bank to its executive officers, directors and principal, shareholders generally conform to the requirements of Regulation O, which is applicable to national banks.
          Enforcement. Under the FDIA, the OTS has primary enforcement responsibility over savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings bank or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance.
          Examination. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management determines the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will receive less intrusive OTS examinations than institutions with less oversight.
          Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Prescribing Standards for Safety and Soundness, or the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings bank fails to meet any standard established by the Guidelines, then the OTS may require the savings bank to submit to the OTS an acceptable plan to achieve compliance. If a savings bank fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
          Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings bank and the nature and scope of its real estate lending activities.
          Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings banks, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings bank’s capital deteriorates. Savings banks are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings bank is categorized as “well capitalized” if:
•	its total capital is at least 10% of its risk-weighted assets;

•	its core capital is at least 6% of its risk-weighted assets;

•	its core capital is at least 5% of its adjusted total assets; and

•	it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS, or certain regulations, to meet or maintain a specific capital level for any capital measure.
          The most recent examination from the OTS categorized BankAtlantic as “Well Capitalized.”
          Insurance of Deposit Accounts. Savings banks are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by them. The FDIC assigns each savings institution to one of three capital categories – “well capitalized,” “adequately capitalized,” or “undercapitalized” – based on the savings institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the assessment period. The FDIC also assigns each savings institution to one of three supervisory subcategories within each capital category based upon a supervisory evaluation provided to the FDIC by the savings institution’s primary federal regulator and information that the FDIC determines to be relevant to the savings institution’s financial condition and the risk posed to the deposit insurance funds. A savings institution’s deposit insurance assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Insurance assessment rates currently range from 0.00% of deposits for a savings institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for a savings institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). At December 31, 2005, BankAtlantic was assigned to the “Well Capitalized and Financially Sound” capital category. The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. Increases in deposit insurance premiums could have an adverse effect on our earnings.
          The Deposit Insurance Funds Act of 1996 recapitalized the SAIF and expanded the assessment base across all BIF- and SAIF-savings institutions for the payments of Financing Corporation, or FICO, bonds. FICO bonds were sold by the federal government in order to finance the recapitalization of the now defunct Federal Savings and Loan Insurance Corporation.
          Privacy and Security Protection. BankAtlantic is subject to the OTS regulations implementing the privacy and security protection provisions of the Gramm-Leach-Bliley Act, or GLBA. These regulations require a savings bank to disclose to its customers and consumers its policy and practices with respect to the privacy, and sharing with nonaffiliated third parties, of its customers and consumers’ “nonpublic personal information.” Additionally, in certain instances, BankAtlantic is required to provide its customers and consumers with the ability to “opt-out” of having BankAtlantic share their nonpublic personal information with nonaffiliated third parties. These regulations also require savings banks to maintain policies and procedures to safeguard their customers and consumers’ nonpublic personal information. BankAtlantic has policies and procedures designed to comply with GLBA and applicable privacy and security regulations.
          Insurance Activities. BankAtlantic is generally permitted to engage in certain insurance activities through its subsidiaries. The OTS regulations implemented pursuant to GLBA prohibit, among other things, depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2005 of approximately $69.9 million. During the year ended December 31, 2005, the FHLB of Atlanta paid dividends of approximately $3.3 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
          Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings banks must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The effect of this reserve requirement is to reduce interest-earning assets. FHLB system members are also authorized to borrow from the Federal Reserve “discount window,” but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
          Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including savings banks.
          Among other requirements, the USA PATRIOT Act and the related OTS regulations require savings banks to establish anti-money laundering programs that include, at a minimum:
•	internal policies, procedures and controls designed to implement and maintain the savings bank’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.
          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations (see “Management Discussion and Analysis of Results of Operation and Financial Condition – BankAtlantic Liquidity and Capital Resources”).
          Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:
•	require lenders to disclose credit terms in meaningful and consistent ways;

•	require financial institutions to establish policies and procedures regarding identity theft and notify customers of certain information concerning their credit reporting;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lender banks to collect and report applicant and borrower data regarding loans for home purchase or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe penalties for violations of the requirements of consumer protection statutes and regulations.

Ryan Beck Regulation
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
          Securities firms are also subject to regulation by state securities commissions in those states in which they do business. As of December 31, 2005, Ryan Beck was registered as a broker-dealer in 50 states and the District of Columbia. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of broker-dealers. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of clients’ funds and securities, capital structure of securities firms, record-keeping and reporting, fee arrangements, disclosure to clients and the conduct of directors, officers and employees.
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
          Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934. The Net Capital Rule specifies minimum net capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, certain punitive actions by the SEC and other regulatory bodies, and ultimately may require a firm’s liquidation. At December 31, 2005, Ryan Beck was in compliance with all applicable capital requirements.
          Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the SEC as a fully disclosed broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.

Item 1A. Risk Factors
BankAtlantic
          BankAtlantic’s primary risk factors are: changes in interest rates, success of BankAtlantic’s Florida Most Convenient Bank initiatives, loan portfolio credit risk, inadequate allowance for loan loss reserves and regulatory compliance.
Changes in interest rates could adversely affect our net interest income and profitability.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities.
          Banking is an industry that depends to a large extent on its net interest income. Net interest income is the difference between:
•	interest income on interest-earning assets, such as loans; and

•	interest expense on interest-bearing liabilities, such as deposits.
          Changes in interest rates can have differing effects on BankAtlantic’s net interest income and the cost of purchasing residential mortgage loans in the secondary market. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot provide assurances that BankAtlantic will be successful in doing so.
          Loan prepayment decisions are also affected by interest rates. Loan prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans, and if loans are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage portfolio in the future could have an adverse effect on BankAtlantic’s earnings. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.
          In a rising interest rate environment loan prepayments generally decline resulting in loan yields that are less than the current market yields. In addition, the credit risks of loans with adjustable rate mortgages may worsen as interest rates rise and debt service obligations increase.
          BankAtlantic has developed a computer model using standard industry software to quantify its interest rate risk, referred to as an “ALCO model” in support of its Asset/Liability Committee. This model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
BankAtlantic has disclosed issues regarding its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act which may subject it to fines and regulatory actions, including restrictions on its ability to pay dividends.
          As previously disclosed BankAtlantic has identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and has been cooperating with regulators and other federal agencies concerning these deficiencies. The deficiencies may subject BankAtlantic to additional fines and regulatory actions, including restrictions on its ability to pay dividends.
          BankAtlantic has taken steps to correct identified deficiencies and has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Following the review and recommendations of our compliance consultants, BankAtlantic internally created a separate AML-BSA department which resulted in a staff increase of approximately 30 employees and significant improvements to our systems, processes, and training programs were put in place. The on-going financial impact of those changes and additions was to increase recurring expenses by approximately $3.5 million annually. Notwithstanding that we believe we are currently in compliance with applicable laws, many financial institutions have been the subject of proceedings based on past AML-BSA deficiencies which have resulted in substantial fines and penalties and have been required to enter into cease and desist orders with their primary regulators. Under these circumstances, we determined during the 2005 fourth quarter that it was appropriate to establish a $10 million reserve with respect to these matters, and we anticipate that BankAtlantic may be required to enter into a supervisory agreement with respect to the maintenance of satisfactory compliance status.
          BankAtlantic’s ability to obtain regulatory approvals necessary to proceed with certain aspects of its business plan, including its branch expansion and other acquisition plans, and its ability to pay dividends, could be adversely affected by a cease and desist order or any other actions taken by regulators or other federal agencies. There is no assurance that the $10 million reserve will be sufficient to cover the fines, penalties or additional expenses associated with these compliance matters, and additional fines, penalties or expenses will negatively impact our results.
BankAtlantic’s “Florida’s Most Convenient Bank” initiative has created increased operating expenses, which may have an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative and its associated expanded operations have required it to provide additional management resources, hire additional personnel, increase occupancy and marketing expenditures and take steps to enhance and expand its operational and management information systems. Employee compensation, occupancy and advertising expenses have significantly increased since the inception, during 2002, of the initiative from $78.9 million during 2001 to $141.9 million during 2004 and $182.0 million during 2005. Additionally, BankAtlantic has instituted a program to renovate the interior of all of its existing branches and has committed to a program to expand its branch network.
          As a result of these growth initiatives, BankAtlantic has incurred and will continue to incur increased operating expenses. In the event that the “Florida’s Most Convenient Bank” initiative does not produce the results anticipated, BankAtlantic’s increased operating expenses will not be adequately offset by the benefits of the initiative and our earnings will be adversely impacted.
BankAtlantic’s loan portfolio subjects it to high levels of credit risk.
          BankAtlantic is exposed to the risk that its borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic establishes policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. Credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party. Credit limits are subject to varying levels of approval by senior line and credit risk managers. BankAtlantic also enters into participation agreements with other lenders to limit its credit risk.
          The majority of BankAtlantic’s loan portfolio consists of loans secured by real estate. BankAtlantic’s loan portfolio included $2.0 billion of loans secured by residential real estate and $2.4 billion of commercial real estate, construction and development loans at December 31, 2005. At December 31, 2005, BankAtlantic’s commercial real estate, construction and development loans, which are concentrated mainly in South Florida, represented approximately 45.2% of its loan portfolio. Accordingly, declines in real estate values, particularly in South Florida, could have a material adverse impact on the credit quality of BankAtlantic’s loan portfolio and on its results. Real estate values are affected by various factors, including changes in general and/or regional economic conditions, governmental rules and policies and natural disasters such as hurricanes.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented an aggregate outstanding balance of $633 million as of December 31, 2005. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic may be impacted by a concentration in interest-only residential loans.
          Approximately 38% of our residential loan portfolio consists of interest-only loans. These loans have reduced initial loan payments with the potential for monthly loan payments to increase significantly in subsequent periods, even if interest rates do not rise. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan.
An inadequate allowance for loan losses would result in reduced earnings.
          As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic evaluates the collectibility of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.
          If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings. In addition, BankAtlantic’s regulators may require it to increase or decrease its allowance for loan losses even if BankAtlantic thinks such change is unjustified.
BankAtlantic Bancorp’s ability to service its debt and pay dividends depends on dividends from BankAtlantic, which are subject to regulatory limits.
          BankAtlantic Bancorp is a holding company and it depends upon dividends from BankAtlantic for a significant portion of its cash flow. BankAtlantic Bancorp uses dividends from BankAtlantic to service its debt obligations and to pay dividends on its capital stock. BankAtlantic Bancorp’s ability to service its debt and pay dividends is further subject to restrictions under its indentures and loan covenants.
          BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to the regulatory authority of the OTS and the FDIC.
          BankAtlantic’s ability to make capital distributions is subject to regulatory limitations. Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. BankAtlantic’s ability to make such distributions depends on maintaining eligibility for “expedited treatment.” BankAtlantic currently qualifies for expedited treatment, but there can be no assurance that it will maintain its current status.
          Additionally, although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty (30) days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited treatment institution are possible but require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet is capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution. See also “Item 1A. Risk Factors” — “BankAtlantic has disclosed issues regarding its compliance with the USA Patriot Act, anti-money laundering laws and the Bank Secrecy Act which may subject it to fines and regulatory actions, including restrictions on its ability to pay dividends.”
          At December 31, 2005, BankAtlantic had approximately $263.3 million of indebtedness outstanding at the holding company level with maturities in 2032 and 2033. The aggregate annual interest expense on this indebtedness is approximately $19.3 million. During 2005, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, exceeded the amount of dividends it receives from its subsidiaries.
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its branches and the real estate collateralizing its commercial real estate loans are concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida or adverse changes in laws and regulations in Florida would have a negative impact on our revenues and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to expand its business.
Regulatory Compliance.
          The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that a failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments, depending upon the type of violation and various other factors. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”. As a holding company, BankAtlantic Bancorp is also subject to significant regulation.
Ryan Beck
We engage in the securities business through Ryan Beck, which subjects us to the risks of its business.
          The securities business is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the underwriting or ownership of securities, customer fraud, employee errors and misconduct, failures in connection with the processing of securities transactions and litigation. Ryan Beck’s business and its profitability are affected by many factors including:
•	the volatility and price levels of the securities markets,

•	the volume, size and timing of securities transactions,

•	the demand for investment banking services,

•	the level and volatility of interest rates,

•	the availability of credit,

•	legislation affecting the business and financial communities,

•	the economy in general,

•	the volatility of equity and debt securities held in inventory, and

•	attraction and retention of key personnel.
          Markets characterized by low trading volumes and depressed prices generally result in reduced commissions and investment banking revenues as well as losses from declines in the market value of securities positions. Moreover, Ryan Beck is likely to be adversely affected by negative economic developments in the mid-Atlantic region or the financial services industry in general. Volatility in either the stock or fixed-income markets could have an adverse impact on Ryan Beck’s operations.
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

Parent Company
We are controlled by BFC Corporation and its control position may adversely affect the market price of our Class A common stock.
          As of December 31, 2005, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15.0%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 54.9% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. BFC is in a position to control the Company and elect the Company’s Board of Directors. As a consequence, BFC has the voting power to significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.
Our activities and our subsidiaries’ activities are subject to a wide range of bank regulatory requirements that could have a material adverse effect on our business.
          The Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to us;

•	limit transactions between us, BankAtlantic and the subsidiaries or affiliates of either;

•	limit our activities and the activities of BankAtlantic; or

•	impose capital requirements on us.
          Unlike bank holding companies, as a unitary savings and loan holding company we are not subject to capital requirements. However, the OTS has indicated that it may in the future impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations including our ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision — Holding Company.”
Our portfolio of equity securities subjects us to equity pricing risks.
          We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. At December 31, 2005 we had equity securities with a book value of approximately $82.1 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
          The repayment of our subordinated debentures is dependent on the ability of our subsidiaries to pay dividends to us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
           None.

ITEM 2. PROPERTIES
     The Company’s and BankAtlantic’s principal and executive offices are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. In addition to its branches, BankAtlantic owns three buildings and leases six locations, which house its back office operations. The lease expiration dates for the four back office locations range from 2006-2011. The following table sets forth owned and leased branch offices at December 31, 2005:

	Miami-Dade	Broward	Palm Beach	Tampa Bay
Owned full-service branches	4	10	25	3
Leased full-service branches	9	14	6	7

Total full-service branches	13	24	31	10

Lease expiration dates	2006-2012	2006-2020	2006-2012	2006-2010

     BankAtlantic also maintains two ground leases in Broward County, with one expiring in 2006 and the other expiring in 2072.
     At December 31, 2005 Ryan Beck’s office space includes leased facilities in the following states with year of lease expiration:

	Lease	Number of
Locations	Expiration	Offices

California	2009	1
Connecticut	2009 — 2010	2
Florida	2006 — 2015	3
Georgia	2006	1
Illinois	2008	1
Louisiana	2006	1
Maryland	2009	2
Massachusetts	2006 — 2008	4
New Jersey	2007 — 2019	7
New York	2006 — 2011	8
Ohio	2010	1
Pennsylvania	2006 — 2014	8
Texas	2006	1
Virginia	2007	1

		41

ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial condition will not be materially impacted by the resolution of these matters.

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
     On March 2, 2006, there were approximately 855 record holders and 56,492,061 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at March 2, 2006.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low

For the year ended December 31, 2005	$20.00	$13.29
Fourth quarter	17.19	13.29
Third quarter	19.33	15.64
Second quarter	19.15	16.51
First quarter	20.00	17.02

For the year ended December 31, 2004	$20.08	$13.70
Fourth quarter	20.08	16.06
Third quarter	19.25	17.40
Second quarter	18.53	14.37
First quarter	19.00	13.70

     Because our Class A common stock is listed on the New York Stock Exchange, our chief executive officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by us of the corporate governance listing standards of the New York Stock Exchange. Our chief executive officer made his annual certification to that effect to the New York Stock Exchange on June 6, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
     See “Regulation and Supervision — Limitation on Capital Distributions” and “Management’s Discussion and Analysis – Liquidity and Capital Resources” for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. BankAtlantic paid $20.0 million and $15.0 million of dividends to the Company during the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, Ryan Beck paid $0 and $5.0 million, respectively, of dividends to the Company. This dividend payment in 2004 was the first dividend payment from Ryan Beck since we acquired Ryan Beck in June 1998. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2005	$0.146	$0.146
Fourth quarter	0.038	0.038
Third quarter	0.038	0.038
Second quarter	0.035	0.035
First quarter	0.035	0.035

Fiscal year ended December 31, 2004	$0.136	$0.136
Fourth quarter	0.035	0.035
Third quarter	0.035	0.035
Second quarter	0.033	0.033
First quarter	0.033	0.033

     The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2005:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation plans
	be issued upon exercise		exercise price of	excluding outstanding
Plan category	of outstanding options		outstanding options	options
Equity compensation plans approved by security holders	5,967,100		$9.13	5,139,911

Equity compensation plans not approved by security holders	72,153	(1)	4.89	—

Total	6,039,253		$9.08	5,139,911

(1)	During 1999, non-qualifying options for 751 shares of Class A common stock were granted to each employee of BankAtlantic, other then executive officers, under the BankAtlantic Bancorp 1999 non-qualifying stock option plan. The options were granted with exercise prices equal to the fair value on the grant date with a ten year term. All outstanding options under the BankAtlantic Bancorp 1999 non-qualifying stock option plan were vested as of December 31, 2004 .
     There were no purchases of equity securities by the issuer and affiliated purchasers during the 2005 fourth quarter.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2005	2004	2003	2002	2001
Income Statement
Total interest income	$360,405	$260,555	$261,849	$303,387	$324,026
Total interest expense	145,328	87,722	113,217	148,891	186,912

Net interest income	215,077	172,833	148,632	154,496	137,114
Provision for (recovery from) loan losses	(6,615)	(5,109)	(547)	14,077	16,905
Securities activity, net	847	3,730	(1,553)	(10,223)	3,597
Litigation settlement	—	22,840	—	—	—
Other non-interest income	340,252	318,219	283,267	181,972	81,338
Impairment of goodwill (1)	—	—	—	—	6,624
Other non-interest expense	470,111	412,053	368,872	283,967	158,030

Income from continuing operations before income taxes	92,680	110,678	62,021	28,201	40,490
Provision for income taxes	33,498	39,910	23,424	9,051	17,960

Income from continuing operations	59,182	70,768	38,597	19,150	22,530
Discontinued operations, net of tax	—	—	29,120	22,543	8,492

Income before extraordinary items and cumulative effect of a change in accounting principle	59,182	70,768	67,717	41,693	31,022
Extraordinary item, net of tax	—	—	—	23,749	—
Cumulative effect of a change in accounting principle	—	—	—	(15,107)	1,138

Net income	59,182	70,768	67,717	50,335	32,160
Amortization of goodwill, net of tax	—	—	—	—	3,903

Net Income adjusted to exclude goodwill amortization	$59,182	$70,768	$67,717	$50,335	$36,063

Performance ratios
Return on average assets (2)	0.90%	1.34%	0.70%	0.35%	0.48%
Return on average equity (2)	11.72	15.91	7.84	4.41	7.40
Average equity to average assets	7.65	8.40	8.92	8.03	6.48
Dividend payout ratio (3)	14.97	11.48	19.50	36.51	23.44

	For the Years Ended December 31,
(In thousands except share and per share data)	2005	2004	2003	2002	2001
Diluted earnings per share
Diluted earnings from continuing operations	$0.92	$1.11	$0.62	$0.32	$0.47
Diluted earnings per share from discontinued operations	—	—	0.46	0.35	0.16
Diluted earnings per share from extraordinary items	—	—	—	0.37	—
Diluted earnings (loss) per share from cumulative effect of a change in accounting principle	—	—	—	(0.23)	0.02

Diluted earnings per share	0.92	1.11	1.08	0.81	0.65
Diluted earnings per share from amortization of goodwill	—	—	—	—	0.08

Diluted earnings per share adjusted for goodwill amortization	$0.92	$1.11	$1.08	$0.81	$0.73

Per common share data
Cash dividends declared per common share Class A	$0.146	$0.136	$0.128	$0.120	$0.112
Cash dividends declared per common share Class B	0.146	0.136	0.128	0.120	0.110
Book value per share (4)	8.50	7.81	6.98	8.05	7.50
Tangible book value per share (4)	7.10	6.36	5.48	6.46	6.82

	As of December 31,
(In thousands except share and per share data)	2005	2004	2003	2002	2001
Balance Sheet
Loans and leases, net	$4,624,772	$4,599,048	$3,686,153	$3,372,630	$2,774,238
Securities	1,222,509	1,196,134	675,782	1,106,552	1,340,881
Total assets	6,471,411	6,356,777	4,831,549	5,421,011	4,654,486
Deposits	3,752,676	3,457,202	3,058,142	2,920,555	2,276,567
Securities sold under agreements to repurchase and other short term borrowings	255,501	401,643	138,809	116,279	467,070
Other borrowings (5)	1,724,160	1,845,504	1,082,066	1,671,361	1,312,208
Stockholders’ equity	516,336	469,265	413,452	469,334	435,673
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	0.17%	0.19%	0.36%	0.86%	1.49%
Loan loss allowance as a percent of non-performing loans	605.68	582.18	422.06	235.61	114.44
Loan loss allowance as a percent of total loans	0.88	1.00	1.24	1.38	1.57
Capital ratios for BankAtlantic:
Total risk based capital	11.50%	10.80%	12.06%	11.89%	12.90%
Tier I risk based capital	10.02	9.19	10.22	10.01	11.65
Leverage	7.42	6.83	8.52	7.26	8.02

1.	The impairment of goodwill during the year ended December 31, 2001 resulted from the termination of the operations of Leasing Technology Inc. (“LTI”). We acquired LTI, a company engaged in the equipment leasing and finance business, in March 1998. During 2001, after an extensive review of its operations, we concluded that LTI would not be able to meet performance expectations and we terminated its operations. We determined that the goodwill associated with the LTI acquisition was impaired, resulting in a $6.6 million goodwill impairment charge.

2.	The return on average assets is equal to income from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income from continuing operations excludes the income from (i) Levitt Corporation for the years ended December 31, 2000 through 2003, (ii) Cumberland Advisors, Inc. for the years ended December 31, 2001 through 2003, and (iii) The GMS Group LLC for the years ended December 31, 2003 and 2002. While income from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations. Average consolidated equity (denominator) was not adjusted for the $126 million reduction in retained earnings related to the December 31, 2003 spin-off of Levitt Corporation.

3.	Cash dividends declared on common shares divided by income from continuing operations.

4.	The denominator of book value and tangible book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

5.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, guaranteed preferred beneficial interests in Company’s junior subordinated debentures and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary, and RB Holdings, Inc., (“Ryan Beck”) our wholly-owned parent company of our broker-dealer subsidiary, Ryan Beck & Co., Inc. As of December 31, 2005, we had total consolidated assets of approximately $6.5 billion, deposits of approximately $3.8 billion and shareholders’ equity of approximately $516 million. We operate through three primary business segments: BankAtlantic, Ryan Beck and the Parent Company.
     Effective December 31, 2003, we spun-off our wholly-owned real estate development subsidiary, Levitt Corporation (“Levitt”), which is now traded on the New York Stock Exchange under the symbol “LEV.” Levitt had approximately $393 million in total assets and $126 million in shareholders’ equity at December 31, 2003. This transaction was effected by means of a distribution to our stockholders of all of the outstanding capital stock of Levitt.
Consolidated Results of Operations
     Net income decreased to $59.2 million in 2005 compared to $70.8 million in 2004 and $67.7 million in 2003. Included in 2003 net income was $29.1 million of income from discontinued operations (primarily relating to the Levitt spin-off).
     Income from continuing operations from each of the Company’s primary business segments follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
BankAtlantic	$55,820	$48,540	$42,129
Ryan Beck	16,656	17,483	9,645
Parent Company	(13,294)	4,745	(13,177)

Total	$59,182	$70,768	$38,597

BankAtlantic Results of Operations
Summary
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its low cost deposit accounts. BankAtlantic continues to implement marketing programs in its stores that include sales training programs, outbound telemarketing and incentive programs that reward banking personnel who produce profitable business.
     Since inception of this campaign, BankAtlantic has increased its balances in demand deposit, NOW checking and savings accounts (low cost deposits) 250% from $600 million at December 31, 2001 to approximately $2.1 billion at December 31, 2005. These low cost deposits represented 56% of BankAtlantic’s total deposits at December 31, 2005, compared to 26% of total deposits at December 31, 2001. The growth in these low cost deposits was the primary reason for the improvement in BankAtlantic’s net interest margin and the significant increase in its non-interest income. BankAtlantic’s net interest margin increased from 3.28% for the year ended December 31, 2003 to 3.84% for the same 2005 period and its non-interest income was $100.1 million during 2005 compared to $70.7 million during 2003.

     Subject to changes in the interest rate environment, BankAtlantic expects its net interest income to continue to improve during 2006. In response to the relatively flat interest rate yield curve during the latter half of 2005, BankAtlantic implemented a strategy to improve its net interest margin by limiting earning asset growth and utilizing the funds obtained from low cost deposit growth to pay down higher rate borrowings. As the interest rate yield curve remains flat to inverted, management anticipates maintaining this strategy into 2006.
     During 2003, BankAtlantic made major modifications to its underwriting process and changes to its credit policies focusing its loan production on collateral based loans. As a consequence, BankAtlantic’s credit quality ratios continued to improve during 2005. Total non-performing assets declined to $7.2 million at December 31, 2005 compared to $8.3 million at December 31, 2004. The ratio of non-performing loans to total loans declined to 0.15% at December 31, 2005 from 0.17% at December 31, 2004. The ratio of the allowance for loan losses to non-performing loans was 606% at December 31, 2005 compared to 582% at December 31, 2004. BankAtlantic continued to experience net recoveries from loans charged-off in prior periods of $1.8 million during 2005 compared to $5.5 million during 2004 and net charge-offs of $1.1 million during 2003. BankAtlantic does not expect the net recoveries to remain at 2005 and 2004 levels during subsequent periods.
     The improvements in BankAtlantic’s net interest income, non-interest income and credit quality ratios were partially offset by a significant increase in non-interest expenses associated with additional employees necessary to service the new low cost deposit accounts and to comply with banking and securities regulations, higher occupancy costs associated with expanding the branch network and renovating existing branches, and significant increases in advertising and marketing expenses. During the second and third quarter of 2005, BankAtlantic experienced a decline in low cost deposit growth. In response to the lower growth rates, BankAtlantic significantly increased its advertising and marketing costs with a view toward returning low cost deposit growth to historical levels. BankAtlantic expects its advertising and marketing expenses to remain at these elevated levels during 2006 as it continues to seek to increase its low cost deposits.
     BankAtlantic also incurred other expenses during 2005 associated with establishing a $10 million reserve for fines and penalties related to regulatory compliance matters and incurring a $3.7 million impairment charge. Based on past deficiencies identified in BankAtlantic’s AML-BSA compliance, BankAtlantic determined that it was appropriate to establish a $10 million reserve with respect to these matters. The impairment charge relates to BankAtlantic moving its corporate headquarters to a new location. During 2004 and 2003 BankAtlantic incurred debt redemption costs of $11.7 million and $10.9 million for the prepayment of FHLB advances.
     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income	$221,075	$176,858	$154,100	$44,217	$22,758
Recovery from loan losses	6,615	5,109	547	1,506	4,562

Net income after provision for loan losses	227,690	181,967	154,647	45,723	27,320
Non-interest income	100,060	85,724	70,686	14,336	15,038
Non-interest expense	(241,092)	(193,621)	(161,615)	(47,471)	(32,006)

Income from continuing operations before income taxes	86,658	74,070	63,718	12,588	10,352
Income taxes	(30,838)	(25,530)	(21,589)	(5,308)	(3,941)

Income from continuing operations	$55,820	$48,540	$42,129	$7,280	$6,411

     A discussion of each component of income and expense follows:
BankAtlantic’s Net Interest Income
     The following table summarizes net interest income:

				For the Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
(Dollars are in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,177,432	106,992	4.91%	$1,527,911	72,758	4.76%	$1,639,504	78,535	4.79%
Commercial real estate	1,828,557	130,379	7.13	1,683,068	96,585	5.74	1,610,707	94,193	5.85
Consumer	514,822	31,348	6.09	421,167	17,959	4.26	316,113	14,177	4.48
Lease financing	3,772	394	10.45	10,771	1,125	10.44	21,930	2,490	11.35
Commercial business	90,648	7,061	7.79	101,288	6,423	6.34	107,371	6,126	5.71
Small business	211,371	16,520	7.82	183,642	13,118	7.14	161,245	11,973	7.43

Total loans	4,826,602	292,694	6.06	3,927,847	207,968	5.29	3,856,870	207,494	5.38

Tax exempt securities (c)	368,807	21,391	5.80	110,748	5,988	5.41	—	—	—
Taxable investment securities (b)	698,279	37,184	5.33	635,129	34,948	5.50	789,451	43,741	5.54
Federal funds sold	4,275	17	0.40	6,282	47	0.75	16,499	166	1.01

Total investment securities	1,071,361	58,592	5.47	752,159	40,983	5.45	805,950	43,907	5.45

Total interest earning assets	5,897,963	351,286	5.96%	4,680,006	248,951	5.32%	4,662,820	251,401	5.39%

Non-interest earning assets
Total non-interest earning assets	389,186			333,253			324,598

Total assets	$6,287,149			$5,013,259			$4,987,418

Interest bearing liabilities
Deposits:
Savings	$298,867	909	0.30%	$243,906	652	0.27%	$190,506	856	0.45%
NOW, money funds and checking	1,582,182	16,593	1.05	1,489,442	10,861	0.73	1,315,747	11,142	0.85
Certificate accounts	784,525	22,582	2.88	733,717	16,842	2.30	882,736	24,191	2.74

Total interest bearing deposits	2,665,574	40,084	1.50	2,467,065	28,355	1.15	2,388,989	36,189	1.51

Securities sold under agreements to repurchase and federal funds purchased	314,782	9,760	3.10	252,718	3,349	1.33	285,284	3,089	1.08
Advances from FHLB	1,538,852	62,175	4.04	959,588	37,689	3.93	1,195,653	57,299	4.79
Subordinated debentures , secured borrowings and notes payable	191,050	12,584	6.59	36,220	2,002	5.53	35,457	1,917	5.41

Total interest bearing liabilities	4,710,258	124,603	2.65	3,715,591	71,395	1.92	3,905,383	98,494	2.52

Non-interest bearing liabilities
Demand deposit and escrow accounts	979,075			765,084			551,866
Other liabilities	53,150			29,111			55,261

Total non-interest bearing liabilities	1,032,225			794,195			607,127

Stockholders’ equity	544,666			503,473			474,908

Total liabilities and stockholders’ equity	$6,287,149			$5,013,259			$4,987,418

Net interest income/net interest spread		226,683	3.31%		177,556	3.40%		152,907	2.87%

				For the Years Ended
	December 31, 2005			December 31, 2004			December 31, 2003
(Dollars are in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Tax equivalent adjustment
Capitalized interest from real estate		(7,487)			(2,096)			—
operations		1,879			1,398			1,193

Net interest income		$221,075			$176,858			$154,100

Margin
Interest income/interest earning assets			5.96%			5.32%			5.39%
Interest expense/interest earning assets			2.11			1.53			2.11

Tax equivalent net interest margin			3.85%			3.79%			3.28%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.
     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Compared to Year Ended			Compared to Year Ended
	December 31, 2004			December 31, 2003
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$54,502	$30,224	$84,726	$3,758	$(3,284)	$474
Tax exempt securities	14,968	435	15,403	5,988	—	5,988
Taxable investment securities (b)	3,363	(1,127)	2,236	(8,492)	(301)	(8,793)
Federal funds sold	(8)	(22)	(30)	(76)	(43)	(119)

Total earning assets	72,825	29,510	102,335	1,178	(3,628)	(2,450)

Deposits:
Savings	167	90	257	143	(347)	(204)
NOW, money funds, and checking	973	4,759	5,732	1,267	(1,548)	(281)
Certificate accounts	1,462	4,278	5,740	(3,421)	(3,928)	(7,349)

Total deposits	2,602	9,127	11,729	(2,011)	(5,823)	(7,834)

Securities sold under agreements to repurchase	1,924	4,487	6,411	(432)	692	260
Advances from FHLB	23,404	1,082	24,486	(9,272)	(10,338)	(19,610)
Other borrowings	10,198	384	10,582	42	43	85

	35,526	5,953	41,479	(9,662)	(9,603)	(19,265)

Total interest bearing liabilities	38,128	15,080	53,208	(11,673)	(15,426)	(27,099)

Change in tax equivalent interest income	$34,697	$14,430	$49,127	$12,851	$11,798	$24,649

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The substantial improvement in tax equivalent net interest income primarily resulted from higher average interest earning asset balances and a 5 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. During 2005, BankAtlantic purchased over $519 million of residential loans and originated $481 million of small business and home equity loans. These additional average earning asset balances resulted in an increase of $72.8 million in interest income. The growth in its interest earning assets was funded through deposit growth, short term borrowings and LIBOR-based short term FHLB advances. These additional interest bearing liability balances resulted in an increase in interest expense of $38.1 million. During the second half of 2005, the growth in average earning assets slowed in response to the flattening of the interest rate yield curve. BankAtlantic intends to continue this strategy of limiting earning asset growth in a flat or inverted yield curve environment.
     The improvement in our tax equivalent net interest margin primarily resulted from a substantial increase in low cost deposits, and secondarily, from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these deposits were 54% of total average deposits during 2005 compared to 49% during 2004.
     BankAtlantic experienced increases in both interest earning asset and interest bearing liability yields and rates. Since June 2004, the prime interest rate has increased from 4.00% to 7.00%. This increase has favorably impacted the yields on earning assets, which was offset by higher rates on our short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread only increased slightly from 2004.
     BankAtlantic increased its holdings of tax exempt securities during 2005 and 2004 as the after tax yields were more attractive than alternative investments.
     Capitalized interest represents interest capitalized on qualifying assets associated with the Riverclub real estate joint venture acquired as part of a financial institution acquisition.
For the Year Ended December 31, 2004 Compared to the Same 2003 Period
     The improvement in BankAtlantic’s tax equivalent net interest margin primarily resulted from a significant decrease in interest expense which was the result of the prepayment of certain high rate FHLB advances and in the increased percentage of low cost deposits.
     The repayment of these FHLB advances and the termination of a related interest rate swap resulted in an $11.7 million loss included in non-interest expense. During the year ended December 31, 2004, approximately $960 million, or 26% of average interest bearing liabilities, consisted of advances from the FHLB with an average rate of 3.93% versus an average rate of 4.79% during 2003.
     Low cost deposits represented 49% of total average deposits during 2004 compared to 41% during 2003.
     Partially offsetting the decreases in interest expense on advances and deposits were increases in interest expense on short-term borrowings. Although average balances were slightly lower, the average rate on these borrowings was higher, reflecting the higher short-term interest rate environment.
     Interest income on average loans increased slightly as the small decline in average loan yields was offset by an increase in average loan balances. The growth in balances primarily resulted from the origination of commercial real estate and home equity consumer loans. During 2004, BankAtlantic originated over $1.3 billion of corporate and commercial loans and over $400 million of home equity loans. Beginning in July 2004 the prime rate of interest increased from 4.00% to 5.25% at December 31, 2004, while long term loan rates declined slightly from the December 2003 levels. The increase in short term interest rates contributed to average loan yields only declining slightly from the prior period.
     Tax-equivalent interest income on investment securities declined $2.9 million, primarily due to a decline in the average balance of the investment portfolio. Maturities and prepayments on U.S. agency obligations, primarily mortgage-backed securities, were only partially replaced by purchases of new agency securities and purchases of tax exempt securities.

BankAtlantic’s Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Balance, beginning of period	$46,010	$45,595	$48,022	$44,585	$47,000
Charge-offs:
Commercial business loans	—	—	(2,394)	—	—
Commercial real estate loans	—	(645)	—	(6,998)	—
Small business	(764)	(238)	(771)	(953)	(88)
Consumer loans	(259)	(585)	(1,563)	(1,006)	(2,629)
Residential real estate loans	(453)	(582)	(681)	(827)	(244)

Continuing loan products	(1,476)	(2,050)	(5,409)	(9,784)	(2,961)
Discontinued loan products	(1,218)	(2,026)	(6,314)	(18,879)	(24,955)

Total charge-offs	(2,694)	(4,076)	(11,723)	(28,663)	(27,916)

Recoveries:
Commercial business loans	18	536	95	76	331
Commercial real estate loans	1,471	4,052	3	20	10
Small business	899	418	559	7	4
Consumer loans	401	370	622	477	769
Residential real estate loans	65	486	726	331	223

Continuing loan products	2,854	5,862	2,005	911	1,337
Discontinued loan products	1,637	3,738	8,572	7,968	7,259

Total recoveries	4,491	9,600	10,577	8,879	8,596

Net (charge-offs) recoveries	1,797	5,524	(1,146)	(19,784)	(19,320)
Provision for (recovery from) loan losses	(6,615)	(5,109)	(547)	14,077	16,905
Adjustments to acquired loan losses	—	—	(734)	9,144	—

Balance, end of period	$41,192	$46,010	$45,595	$48,022	$44,585

     The outstanding loan balances related to our discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2005		2004		2003
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL
Lease finance	$664	$156	$6,551	$1,429	$14,442	$3,425
Syndication loans	—	—	—	—	9,114	185
Small business (1)	—	—	—	—	9,569	873
Consumer — indirect	543	10	1,734	2	2,402	70

	$1,207	$166	$8,285	$1,431	$35,527	$4,553

	As of December 31,
	2002		2001
		Allocation		Allocation
	Amount	of ALL	Amount	of ALL
Lease finance	$31,279	$7,396	$54,969	$8,639
Syndication loans	14,499	294	40,774	8,602
Small business (1)	17,297	2,143	32,123	4,105
Consumer — indirect	8,105	457	25,400	1,247

	$71,180	$10,290	$153,266	$22,593

(1)	Small business loans originated before January 1, 2000.
     During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of our net charge-offs during each of the years in the two year period ended December 31, 2002. The decline in those portfolios during the past five years has contributed to the reduction of our allowance for loan losses. Additionally, we were able to realize net recoveries associated with previously charged-off loans during each of the years in the three year period ended December 31, 2005 which favorably impacted our provision for loan losses. The remaining loans in discontinued loan products mature during the year ended December 31, 2006 and management believes that these loans will not have any material impact on the provision in subsequent periods.
     The recovery from loan losses improved in each of the years in the three year period ended December 31, 2005. This improvement resulted from several factors, including the discontinuation of the loan products mentioned above and changes in our credit policies which focused our loan production on collateral based loans with lower loss experiences than our other loan products. The discontinued loan products accounted for approximately 74% of our net charge-offs in the past five years. During the past three years balances of, and losses in, discontinued loan products declined, while we experienced substantially lower losses from loans originated under our new credit policies. As a consequence, during 2003, our loan provision was a recovery due to significant recoveries from our discontinued loan products. The majority of these recoveries were from bankruptcy settlements associated with syndication loans charged-off in prior periods. In 2004, our provision for loan losses was a recovery primarily as a consequence of a $4.1 million recovery of a commercial real estate loan that was charged off in 2002, as well as continued net recoveries from our discontinued loan products. During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during the year which further added to our recovery from loan losses.
     BankAtlantic’s total charge-offs from continuing loan products during 2005 consisted primarily of various charge-offs related to small business, residential and home equity loans. BankAtlantic’s total recoveries from continuing loan products included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
     BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily to the $4.1 million recovery of the commercial real estate loan mentioned above.
     BankAtlantic’s total charge-offs from continuing loan products during 2003 consisted of a partial charge-off of a commercial business loan and various smaller charge-offs in other loan products.

     BankAtlantic acquired a $9.1 million allowance for loan losses in connection with its acquisition of a financial institution in March 2002. In 2003, the acquired allowance for loan losses was reduced by $734,000 with a corresponding reduction in goodwill for loans acquired in connection with the acquisition that had either matured or were prepaid and which had been assigned a valuation allowance.
     The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans excluding banker’s acceptances (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	December 31, 2005			December 31, 2004			December 31, 2003
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial business	$1,988	2.30	1.63	$2,507	2.94	1.59	$1,715	2.15	1.81
Commercial real estate	17,984	0.75	45.19	23,345	0.92	47.28	24,005	0.99	55.12
Small business	2,640	1.12	4.43	2,403	1.26	3.55	2,300	1.44	3.63
Residential real estate	2,592	0.13	38.54	2,565	0.12	38.57	2,111	0.16	30.56
Consumer — direct	6,354	1.17	10.19	4,281	0.90	8.86	3,900	1.10	8.07
Discontinued loan products	156	12.92	0.02	1,431	17.27	0.15	4,553	12.81	0.81

Total assigned	31,714			36,532			38,584
Unassigned	9,478	N/A	N/A	9,478	N/A	N/A	7,011	N/A	N/A

	$41,192	0.78	100.00	$46,010	0.86	100.00	$45,595	1.04	100.00

	December 31, 2002			December 31, 2001
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$1,437	1.75	2.06	$1,563	2.02	2.37
Commercial real estate	21,124	1.05	50.75	13,682	0.82	50.86
Small business	2,863	1.99	3.61	1,073	1.53	2.14
Residential real estate	2,512	0.18	34.60	1,304	0.12	34.08
Consumer — direct	3,239	1.13	7.19	2,064	1.07	5.87
Discontinued loan products	10,290	14.46	1.79	22,593	14.74	4.68

Total assigned	41,465			42,279
Unassigned	6,557	N/A	N/A	2,306	N/A	N/A

	$48,022	1.21	100.00	$44,585	1.36	100.00

     Commercial real estate loans account for a large portion of the assigned allowance for loan losses for each of the years in the five year period ended December 31, 2005. The growth in the commercial real estate loan allowance from December 31, 2001 through December 2004 primarily reflects portfolio growth associated with high balance loans and additional reserves associated with loans to borrowers in the other industries. This industry was designated to have higher credit risk than loans in our portfolio to borrowers in other industries. The decline in the assigned allowance for commercial real estate loans at December

31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances.
     At December 31, 2005, our commercial real estate portfolio included several large lending relationships, including 19 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with an aggregate outstanding amount of $633 million.
     The assigned allowance for consumer direct loans has increased for each of the years in the five year period ended December 31, 2005. This increase resulted from the growth in outstanding home equity loans throughout the period. The significant increase in the assigned allowance for home equity loans during 2005 compared to 2004 reflects an increase in the home equity loan loss ratio. This ratio was increased in response to an analysis of the portfolio which included a review of the portfolios’ loan to value ratios. The analysis revealed that probable inherent losses in the home equity loan portfolio were greater than the historical loss experience as a result of the significant increase in borrower monthly payments in connection with their adjustable-rate first mortgages, the substantial increase in the amount of “interest only” first mortgage loans being offered in the market (such loans being senior to the Bank’s second mortgage), and the increase in short-term interest rates from June 2004.
     The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2005 primarily reflects changes in classified assets, except for the adjustment in the consumer direct loss ratio mentioned above.
     The unassigned portion of the allowance for loan losses addresses certain individual industry conditions, general economic conditions and geographic concentration. The unassigned allowance increased in each of the years in the four year period ended December 31, 2004 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during the four year period ending December 31, 2004 were the expanded geographical area in which we originate commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets may have substantially different loss experiences than loans secured by collateral in South Florida. Loans originated in commercial lending branch offices outside of South Florida amounted to $564 million at December 31, 2004 and $573 million at December 31, 2005. Also contributing to our increase in the unassigned portion of the allowance was the growth in our purchased residential and home equity loan products. Many of the purchased residential loans were hybrid loans with interest only payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than existing traditional amortizing loans in our portfolio. During 2004, we modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans, and we originated approximately $400 million and $481 million of home equity loans during 2004 and 2005, respectively, primarily in our South Florida market. During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.

     BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
NONPERFORMING ASSETS
Tax certificates	$388	$381	$894	$1,419	$1,727
Residential	5,981	5,538	9,777	14,237	10,908
Syndication	—	—	—	—	10,700
Commercial real estate and business	340	340	52	1,474	13,066
Small business — real estate	9	88	155	239	905
Lease financing	—	727	25	3,900	2,585
Consumer	471	1,210	794	532	796

Total non-accrual assets	7,189	8,284	11,697	21,801	40,687

Residential real estate owned	86	309	1,474	1,304	2,033
Commercial real estate owned	881	383	948	8,303	1,871
Consumer	—	—	—	4	17
Lease financing	—	—	—	—	—

Total repossessed assets	967	692	2,422	9,611	3,921

Total nonperforming assets	8,156	8,976	14,119	31,412	44,608
Specific valuation allowances	—	—	—	(1,386)	(9,936)

Total nonperforming assets, net	$8,156	$8,976	$14,119	$30,026	$34,672

Total nonperforming assets as a percentage of:
Total assets	0.13	0.15	0.31	0.64	1.03

Loans, tax certificates and net real estate owned	0.17	0.19	0.36	0.86	1.49

TOTAL ASSETS	$6,109,330	$6,044,988	$4,566,850	$4,903,886	$4,330,690

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,830,268	$4,771,682	$3,872,473	$3,673,110	$2,989,979

Allowance for loan losses	$41,192	$46,010	$45,595	$48,022	$44,585

Total tax certificates	$166,697	$170,028	$193,776	$195,947	$145,598

Allowance for tax certificate losses	$3,271	$3,297	$2,870	$1,873	$1,521

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Commercial real estate and business (1)	$—	$—	$135	$100	$—

PERFORMING IMPAIRED LOANS, NET OF SPECIFIC ALLOWANCES
Performing impaired loans	193	320	180	—	—
RESTRUCTURED LOANS
Commercial real estate and business	77	24	1,387	1,882	743

TOTAL POTENTIAL PROBLEM LOANS	$270	$344	$1,702	$1,982	$743

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.
     Non-performing assets have significantly declined in each of the years in the five year period ended December 31, 2005. We attribute this reduction in non-performing assets to the strengthening of

BankAtlantic’s underwriting policies by focusing our loan production on collateral based loans as well as discontinuing the origination of loan products with high historical loss experiences. In 2005, the improvement in non-performing assets resulted from the foreclosure and sale of a large consumer home equity loan and the decline in BankAtlantic’s lease financing portfolio. This improvement was partially offset by an increase in non-performing residential loans and higher real estate owned. The increase in real estate owned primarily relates to BankAtlantic’s tax certificate operations. During 2004 and 2005, these acquired properties were sold for amounts in excess of their carrying value. In 2004, non-accrual assets improved from 2003 due primarily to lower amounts of residential non-performing loans, delinquent tax certificates and real estate owned balances in our portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans. Non-performing asset amounts during 2002 and 2001 were primarily associated with discontinued loan products.
     The specific valuation allowances on non-performing assets at December 31, 2002 and 2001 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio to identify those which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models or collateral value. At year-end 2005 and 2004, there was no specific valuation allowance assigned to non-performing loans.
BankAtlantic’s Non- Interest Income
     The following table summarizes the changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Other service charges and fees	$23,347	$23,620	$19,318	$(273)	$4,302
Service charges on deposits	61,956	51,435	40,569	10,521	10,866
Income from real estate operations	4,480	2,405	5,642	2,075	(3,237)
Gains on sales of loans	742	483	122	259	361
Securities activities, net	117	37	(1,957)	80	1,994
Gain (loss) on sales of bank facilities	1,200	(16)	(46)	1,216	30
Other	8,218	7,760	7,038	458	722

Non-interest income	$100,060	$85,724	$70,686	$14,336	$15,038

     The increase in non-interest income during each of the years in the three year period ended December 31, 2005 primarily resulted from a substantial increase in service charges on deposits. The substantial increase in service charges on deposits is linked to growth in low cost deposit accounts. New account openings for the years ended December 31, 2005, 2004 and 2003 were 222,000, 166,000, and 145,000, respectively. Since the inception of our “Florida’s Most Convenient Bank” campaign we have opened over 632,000 new low cost deposit accounts. This campaign is on-going and we expect further increases in service charge income during the year ended December 31, 2006 as we open more low cost deposit accounts.
     Income from real estate operations represents revenues from the Riverclub joint venture. This is a 50% owned real estate joint venture acquired in connection with the acquisition of a financial institution in March 2002. This venture consists of a development of single family homes, condominium units and duplexes located on 117 acres of land in Florida. During 2005, 2004 and 2003, the Riverclub joint venture closed on 27, 14 and 26 units, respectively. Also included in income from real estate operations during

2005 is $624,000 of gains from the sale of a bank branch held for sale. The majority of these properties were acquired in connection with the acquisition of a financial institution during 2002.
     Gains on loan sales during each of the years in the three year period ended December 31, 2005 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
     Securities activities, net in 2005 reflects gains on the sales of agency securities. Securities activities, in 2004 reflects the fair value adjustment on a forward contract held for trading purposes. Losses on securities in 2003 were primarily due to the termination of interest rate swaps. The swaps had a total notional amount of $75 million and were settled at a loss of $1.9 million in connection with prepayments of FHLB advances discussed above.
     The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain. The loss during 2004 and 2003 reflects the disposition of various Bank equipment.
     Higher other income during 2005 primarily resulted from higher commissions from the outsourcing of teller checks and an increase in miscellaneous customer fees. Other income in 2004 was favorably impacted by higher miscellaneous customer fees such as wire fees, research charges and cash management services associated with the substantial increase in the number of customer accounts. In 2003, other income was also favorably impacted by the expansion of our branch brokerage business unit.
BankAtlantic’s Non- Interest Expense
     The following table summarizes the changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Employee compensation and benefits	$113,526	$93,154	$79,492	$20,372	$13,662
Occupancy and equipment	41,611	32,713	27,329	8,898	5,384
Impairment of office properties and equipment	3,706	—	—	3,706	—
Advertising and promotion	26,895	16,012	9,434	10,883	6,578
Amortization of intangible assets	1,627	1,715	1,772	(88)	(57)
Cost associated with debt redemption	—	11,741	10,895	(11,741)	846
Reserve for fines and penalties, compliance matters	10,000	—	—	10,000	—
Professional fees	9,695	11,285	5,753	(1,590)	5,532
Other	34,032	27,001	26,940	7,031	61

Non-interest expense	$241,092	$193,621	$161,615	$47,471	$32,006

     The substantial increase in employee compensation and benefits during each of the years in the three years ended December 31, 2005 resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network during 2005. Additionally, during the fourth quarter of 2005 BankAtlantic extended its branch hours and expanded its number of branches opened to midnight. BankAtlantic’s branches were open on average 80 hours a week during the fourth quarter. This contributed substantially to the increase in the number of full time employees from 1,301 at December 31, 2003 to 1,507 at December 31, 2004 and to 1,882 at December 31, 2005. The number of part-time employees increased from 204 at December 31, 2003 to 390 at December 31, 2005. Also contributing to the elevated compensation costs were higher employee benefit costs associated with the increased number of employees and rising health insurance costs.

     The substantial increase in occupancy and equipment expenses during 2005 and 2004 resulted from several factors. During 2004, we adopted a plan to renovate all of our existing stores with a goal to have a consistent look or “brand.” The renovations were on-going throughout 2004 and 2005 and management anticipates that the renovation plan will be completed in 2006. This resulted in the accelerated depreciation of fixed assets and leasehold improvements during 2004 and 2005 that are scheduled to be replaced.
     Also contributing to higher depreciation and rent expenses in 2005 was the relocation of our corporate headquarters and expanded branch network and corporate facilities to house the increased number of employees.
     Guard service costs were substantially higher as a result of extended weekend and weekday store hours associated with the “Florida’s Most Convenient Bank” initiatives and the expansion of our branch network. We also incurred higher data processing costs as a consequence of our growth.
     Repairs and maintenance expenses increased throughout 2004 and 2005 associated with the acquisition and rental of new facilities as well uninsured facilities and equipment damage resulting from the unprecedented hurricane activity in South Florida.
     The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
     Advertising expenses during 2005, 2004 and 2003 reflect advertising and marketing initiatives to promote our “Florida’s Most Convenient Bank” initiatives. These promotions included print, radio and billboard advertising, periodic customer gifts, sports arena sponsorship and events associated with seven-day banking. During the fourth quarter of 2005 we significantly expanded our advertising campaign in response to slowing growth rates in low cost deposits.
     Amortization of intangible assets consisted of the amortization of core deposit intangible assets acquired in connection with the acquisition of a financial institution during 2002. The core deposit intangible assets are being amortized over an estimated life of ten years.
     Costs associated with debt redemption resulted from the prepayment penalties incurred upon the repayment of $108 million of FHLB advances in 2004 and $325 million of FHLB advances in 2003. We prepaid these high rate advances with the expectation that it would improve our net interest margin in future periods.
     As disclosed previously, we took steps to correct identified deficiencies in BankAtlantic’s compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and have been cooperating with regulators and other federal agencies concerning those deficiencies. We believe that BankAtlantic is currently in full compliance with all AML-BSA laws and regulations. Notwithstanding our current compliance status, as we have previously reported, many financial institutions have been the subject of proceedings which have resulted in substantial fines and penalties and have been required to enter into cease and desist orders with their primary regulators based on AML-BSA deficiencies. Under these circumstances, we determined that it was appropriate at this time to establish a $10 million reserve during 2005 with respect to these matters, and we anticipate that we will be required to enter into a cease and desist order under which we agree to maintain satisfactory compliance status.
     The decline in professional fees during 2005 compared to 2004 were primarily due to lower AML-BSA compliance costs partially offset by higher costs incurred for compliance with the Sarbanes-Oxley Act. The higher expenses for professional fees in 2004, compared to 2003, resulted from AML-BSA compliance costs. BankAtlantic has incurred substantial costs to improve its compliance systems and procedures, including costs associated with engaging attorneys and compliance consultants, acquiring new software and hiring additional compliance staff. Incremental AML-BSA compliance costs incurred to improve its procedures in 2005 and 2004 were approximately $2.9 million and $5.0 million, respectively.

     The significant increase in other expenses was due to a $2.6 million increase in check fraud losses, an additional $1.5 million of fees remitted for maintaining attorney escrow accounts and increased general operating expenses related to the substantial increase in the number of customer accounts, number of employees, extended hours of the branch network and added corporate facilities.
     Overall, other non-interest expense was generally flat in 2004 versus 2003. Increases in branch operating expenses related to an increased number of customer accounts and general operating expenses, which were offset by a decrease in our provision for tax certificate losses as actual loss history on these investments improved from prior periods.
Provision for Income Taxes

	For the Years Ended			Change	Change
	Ended December 31,			2005 vs	2004 vs
(In thousands)	2005	2004	2003	2004	2003
Income before income taxes	86,658	74,070	63,718	12,588	10,352
Provision for income taxes	(30,838)	(25,530)	(21,589)	(5,308)	(3,941)

BankAtlantic net income	$55,820	$48,540	$42,129	$7,280	$6,411

Effective tax rate	35.59%	34.47%	33.88%

     The increase in the effective tax rate during 2005 resulted from the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with AML-BSA compliance matters. The non-deductibility of these fines was partially offset by a higher proportion of income from tax exempt securities during 2005 compared to 2004.
     The lower effective tax rate during 2003 compared to 2004 resulted from the reduction of a State tax valuation allowance on NOL carryforwards assigned to Levitt subsidiaries.
Ryan Beck Results of Operations
Summary
     Principal transaction revenue is primarily generated from the purchase and sale of fixed income and equity securities which are closely related to Ryan Beck’s customer activities. Investment banking revenue is principally derived from transactions with financial institutions and emerging growth and middle market company clients. Commission revenue is primarily derived from the purchase and sale of securities on behalf of individual and institutional investors.

     The following table is a condensed income statement summarizing Ryan Beck’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income:
Interest on trading securities	$14,511	$11,351	$10,437	$3,160	$914
Interest expense	(3,419)	(924)	(1,283)	(2,495)	359

Net interest income	11,092	10,427	9,154	665	1,273

Non-interest income:
Principal transactions	100,287	90,415	95,519	9,872	(5,104)
Investment banking	45,528	48,245	27,728	(2,717)	20,517
Commissions	83,074	89,289	85,176	(6,215)	4,113
Other	9,911	3,855	2,516	6,056	1,339

Non-interest income	238,800	231,804	210,939	6,996	20,865

Non-interest expense:
Employee compensation and benefits	165,325	158,868	147,358	6,457	11,510
Occupancy and equipment	15,816	15,429	12,707	387	2,722
Advertising and promotion	5,418	4,735	3,291	683	1,444
Professional fees	6,706	5,482	10,467	1,224	(4,985)
Communications	13,554	12,527	13,783	1,027	(1,256)
Floor broker and clearing fees	9,118	9,835	9,227	(717)	608
Other	7,204	6,184	6,691	1,020	(507)

Non-interest expense	223,141	213,060	203,524	10,081	9,536

Income from continuing operations before income taxes	26,751	29,171	16,569	(2,420)	12,602
Income taxes	(10,095)	(11,688)	(6,924)	1,593	(4,764)

Income from continuing operations	$16,656	$17,483	$9,645	$(827)	$7,838

For the Year Ended December 31, 2005 Compared to the Same 2004 Period:
     Ryan Beck’s income from continuing operations declined 5%, primarily as a result of decreased investment banking revenues, increased expenditures associated with new lines of business, and expansion and openings of branches. The investment banking revenue decrease was partially offset by an increase of 11% in principal transactions during the year.
     Net interest income increased 6% from 2004. The improvement in net interest income primarily resulted from Ryan Beck’s participation in interest income associated with approximately $237 million of customer margin debit balances and fees earned in connection with approximately $1.2 billion in customer money market account balances.
     Principal transaction revenue increased 11% from 2004. This increase was primarily due to an increase in the firm’s equity and corporate trading revenues, as well as a large mutual to stock transaction during the second quarter of 2005 in which principal gross sales credits in excess of $16.5 million were recorded by Ryan Beck.
     Investment banking revenue decreased 6% from 2004. The decrease was largely attributable to a decrease in consulting, merger and acquisition fees in 2005, which are largely transaction based.
     Commission revenue decreased 7% from 2004. The decrease is largely due to a decrease in agency transaction volume in 2005.

     Other income is comprised primarily of rebates received on customer money market balances and other service fees earned in connection with the firm’s brokerage activities.
     Employee compensation and benefits increased 4% from 2004. This increase was primarily attributed to an increase during 2005 in the firm’s compensation costs associated with significant expansion and related hiring in the firm’s capital market business including institutional sales and trading, equity and research and recruiting of financial consultants in Ryan Beck’s private client group. Employee compensation and benefits includes transitional compensation, principally enhanced payouts, upfront loans and deferred compensation in connection with the Company’s expansion efforts. Transitional compensation represents approximately $3.2 million of total employee compensation and benefits for the year ended December 31, 2005.
     Occupancy and rent expenses have increased 3% from 2004. This increase is primarily due to the additional offices opened to accommodate the firm’s growth in 2005.
     Advertising and promotion expense increased 14% from 2004. This increase was primarily attributed to an increase in travel and entertainment expenses due to the expansion of the firm’s capital markets business during 2005.
     Professional fees increased 22% from 2004. The increase was primarily due to increases in legal expenses as well as fees associated with additional internal and external audit services and consulting services associated with various administrative projects.
     Communication expense increased 8% from 2004. This increase was primarily due to the addition of branch locations in both 2004 and 2005 and the increase in capital markets personnel in 2005.
     Floor broker and clearing fees decreased 7% from 2004 as a result of a decrease in transactional business in 2005.
     Other expenses increased 16% from 2004, reflecting an increase in recruiting expenses for additional personnel added in the firm’s capital market business during 2005.
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
     Commission revenue increased 5% in 2004. The improvement was largely due to the increased activity on the part of the firm’s retail client base as well as the increase in average production per financial consultant from $335,000 of gross revenues per financial consultant during 2003 to $373,000 during 2004.
     The increase in employee compensation and benefits of 8% from 2003 is primarily due to the increase in the firm’s bonuses which is correlated to the increased investment banking revenues from 2004.
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
     Professional fees decreased by 48% in 2004. The decrease is primarily due to legal settlements reached in 2004, including the settlement of the former Gruntal bankruptcy case, which resulted in a decrease in Ryan Beck’s legal reserve for 2004. Offsetting this decrease was the increase in professional fees associated with higher internal audit costs related to Ryan Beck’s compliance with the Sarbanes-Oxley Act of 2002.
     The decrease in communications and other expenses from 2003 related primarily to decreased communication costs due to the elimination of duplicate vendors and services previously carried as a result of the Gruntal transaction.
Parent Company Results of Operations
     The following table is a condensed income statement summarizing the parent company’s results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2005 vs	2004 vs
	2005	2004	2003	2004	2003
Net interest income (expense):
Interest on loans	$556	$1,751	$1,488	$(1,195)	$263
Interest on short term investments	1,701	756	234	945	522
Interest on junior subordinated debentures	(19,347)	(16,958)	(16,344)	(2,389)	(614)

Net interest income (expense)	(17,090)	(14,451)	(14,622)	(2,639)	171

Non-interest income:
Income from unconsolidated subsidiaries	621	485	425	136	60
Gains on securities activities	731	3,693	404	(2,962)	3,289
Litigation settlement	—	22,840	—	(22,840)	22,840
Investment banking expense	—	—	(635)	—	635
Other	1,172	512	—	660	512

Non-interest income	2,524	27,530	194	(25,006)	27,336

Non-interest expense:
Employee compensation and benefits	4,047	3,042	90	1,005	2,952
Advertising and promotion	422	289	—	133	289
Professional fees	1,179	1,708	1,500	(529)	208
Cost associated with debt redemption	—	—	1,648	—	(1,648)
Other	515	603	600	(88)	3

Non-interest expense	6,163	5,642	3,838	521	1,804

(Loss) income before income taxes	(20,729)	7,437	(18,266)	(28,166)	25,703
Income tax (expense) benefit	7,435	(2,692)	5,089	10,127	(7,781)

(Loss) income from continuing operations	$(13,294)	$4,745	$(13,177)	$(18,039)	$17,922

     Parent Company interest on loans during 2005 and 2004 represents interest income on loans to Levitt. Levitt repaid all of its borrowings from us during 2005 resulting in a decline in interest on loans during 2005 compared to 2004. Interest on loans for 2003 represents interest income associated with a $5 million loan to Ryan Beck and a $30 million loan to Levitt. The $30 million loan to Levitt was repaid in May 2005. The $5 million Ryan Beck loan was repaid in September 2003.
     A portion of the funds received during 2005 from the repayments of the Levitt borrowings were invested in short term investments with a money manager. Interest on short term investments during 2005 and 2004 was primarily interest and dividends associated with a debt and equity portfolio managed by the money manager as well as earnings from a reverse repurchase account with BankAtlantic. The increase in short term investment interest income resulted from the investment of the proceeds from the repayments of the Levitt borrowings. Interest income on investments during the comparable 2003 period primarily was interest income recognized by the Company on the BankAtlantic reverse repurchase account.
     Interest expense for the years ended December 31, 2005, 2004 and 2003 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $263.3 million during each of the years in the three year period ended December 31, 2005. The increase in the interest expense in 2004 and 2005 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the increase in short term rates which began in June 2004. Of the $263.3 million of junior subordinated debentures, $128.9 million bear interest at variable rates which adjust quarterly.
     Income from unconsolidated subsidiaries during 2005 represents $556,000 of equity earnings from trusts formed to issue trust preferred securities and $65,000 of equity earnings in a rental real estate joint venture that was formed during the third quarter of 2005. The equity earnings from the trust is generated by an equivalent amount of interest that we pay on the Company’s junior subordinated debentures. Income from unconsolidated subsidiaries during 2004 and 2003 represents equity earnings from the trusts.
     The securities activities gain during 2005 reflects transactions by the money manager to rebalance the portfolio in response to changes in the equity markets. The securities activities during 2004 primarily represent gains from sales of exchanged traded mutual funds. The Company sold its mutual funds and invested the proceeds with the money manager. Securities activities during 2003 represent a gain realized on a liquidating dividend from an equity security.
     The litigation settlement in 2004 reflects proceeds from the settlement of litigation related to the Company’s prior investment of $15 million in a private technology company. Pursuant to that settlement, the Company sold its stock in the technology company to a third party investor group for $15 million in cash, the Company’s original cost, and the Company received consideration from the technology company for legal expenses and damages, which consisted of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock returned by the technology company to the Company.
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
     The Company recorded compensation expense during 2005 and 2004 as a result of the allocation of investor relations, corporate and risk management compensation costs to the Company from BankAtlantic effective January 1, 2004. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income. Compensation expense during the 2003 periods primarily resulted from the issuance of Class A restricted stock to BankAtlantic employees and the amortization of a forgivable loan related to executive recruiting.

     Cost associated with debt redemption during 2003 resulted from the Company redeeming its 5.625% convertible debentures at a redemption price of 102% of the principal amount. The loss on the redemption reflects a $732,000 write-off of deferred offering costs and a $916,000 call premium.
     The decreased professional fees during 2005 primarily resulted from lower fees associated with compliance with the Sarbanes Oxley Act during 2005 compared to 2004. The increase in professional fees during 2004 compared to 2003 resulted from expenses incurred to comply with the Sarbanes Oxley Act, partially offset by lower legal costs incurred in connection with the technology company litigation, which was settled in the first quarter of 2004.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at December 31, 2005 were $6.5 billion compared to $6.4 billion at December 31, 2004. The changes in components of total assets from December 31, 2004 to December 31, 2005 are summarized below:
•	Higher cash and due from depository institution balances resulting from lower cash letter receivables;

•	Increase in securities owned and a decrease in due from clearing broker associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during 2005;

•	Higher investment securities balances associated with a decision to invest in tax exempt securities during the first quarter of 2005 as after tax yields on these securities were more attractive than alternative investments;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Increase in accrued interest receivable resulting from higher earning asset rates during 2005 compared to 2004;

•	Lower real estate inventory related to closing of units by the Riverclub real estate joint venture acquired by BankAtlantic in connection with a financial institution acquisition during 2002;

•	Increase in investment in unconsolidated subsidiaries due to an investment in a rental real estate joint venture during 2005;

•	Increase in office properties and equipment associated with the Company’s new corporate headquarters building and BankAtlantic’s branch renovation and expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income;

•	Higher other assets related to an increase in outstanding forgivable notes issued in connection with Ryan Beck’s recruitment and retention program.
     The Company’s total liabilities at December 31, 2005 were $6.0 billion compared to $5.9 billion at December 31, 2004. The changes in components of total liabilities from December 31, 2004 to December 31, 2005 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	Increase in secured borrowings associated with loan participations sold without recourse that are accounted for as borrowings;

•	Repayments of short term borrowings funded from low cost deposit growth and a decline in total assets;

•	Increase in development notes payable associated with the Riverclub real estate joint venture;

•	Declines in securities sold but not yet purchased and due from clearing agent resulting from Ryan Beck’s trading activities;

•	Increase in other liabilities associated with a $10 million reserve established for possible AML-BSA fines and penalties and an increase in deferred rent associated with operating leases executed for BankAtlantic’s branch and corporate facilities expansion.
     Stockholders’ equity at December 31, 2005 was $516.3 million compared to $469.3 million at December 31, 2004. The increase was primarily attributable to: earnings of $59.2 million, a $6.9 million increase in additional paid in capital from the issuance of common stock and associated tax benefits upon the exercise of stock options and a $239,000 reduction in restricted stock unearned compensation from amortization. The above increases in stockholders’ equity were partially offset by declaration of $8.9 million of common stock dividends, a $347,000 reduction in additional paid in capital resulting from the retirement of 90,000 shares of Ryan Beck’s common stock issued upon exercise of employee stock options, a $5.3 million change in accumulated other comprehensive income, net of income tax benefits, and a $4.7 million reduction in additional paid in capital related to the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price which were due upon the exercise of Class A stock options.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, the liquidation of equity securities and other investments it holds and management fees from subsidiaries and affiliates. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, fund joint venture investments, pay dividends and fund operations. The Company’s annual debt service associated with its junior subordinated debentures and notes payable is approximately $19.3 million at December 31, 2005. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the year ended December 31, 2005, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company as well as indenture restrictions and on the ability of BankAtlantic to pay dividends to the Company. The payment of dividends by BankAtlantic is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. In addition, Ryan Beck paid $5.0 million in dividends to the Company during the year ended December 31, 2004. Ryan Beck did not pay any dividends to the Company during 2005. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     In connection with the Levitt spin-off, a $30.0 million demand note owed by Levitt to the Company was converted to a five year term note and prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a note. In March 2005, the $8.0 million note was paid in full and the $30.0 million note was paid down to $16.0 million. In May 2005, Levitt repaid the remaining $16 million on the $30 million note. The proceeds from the loan payments were invested in managed funds with a third party money manager. Investments in managed funds had a fair value of $93 million at December 31, 2005. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. At December 31, 2005, these funds had a net unrealized gain of $7.3 million.
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. Subsequent to December 31, 2005, the line was reduced to $15 million. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves and is secured by the common stock of BankAtlantic. The Company has used this credit facility to temporarily fund acquisitions and asset purchases as well as for general corporate purposes. At December 31, 2005 the Company was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio. During February 2006, the loan agreement was amended and the Company is currently in compliance with the amended loan financial covenants. Amounts outstanding accrue interest at the prime rate minus 50 basis points.
     In September 2005, the Company entered into a revolving credit facility of $15 million with another independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is also secured by the common stock of BankAtlantic. At December 31, 2005 the Company was in compliance with all loan covenants.
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
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, payments of operating expenses and payments of dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic has utilized its FHLB line of credit to borrow $1.3 billion at December 31, 2005. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at December 31, 2005. BankAtlantic has established lines of credit for up to $532.9 million with other banks to purchase federal funds of which $139.5 million was outstanding at December 31, 2005. BankAtlantic has also established a $6.3 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program. The U.S. Treasury at its discretion can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at December 31, 2005 was $24.7 million of short term borrowings associated with the program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2005, BankAtlantic had $78.3 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at December 31, 2005 were $327.3 million and $6.7 million, respectively, compared to $259.8 million and $40.0 million, respectively, at December 31, 2004. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $0 and $4.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005, total loan commitments represented approximately 7.2% of net loans receivable.
     At year-end 2005, BankAtlantic had investments and mortgage-backed securities of approximately $118.5 million pledged against securities sold under agreements to repurchase, $37.9 million pledged against public deposits and $51.9 million pledged against treasury tax and loan accounts.
     In 2004, BankAtlantic announced its de novo branch expansion strategy under which it opened 5 branches during 2005. At December 31, 2005, BankAtlantic has $5.3 million of commitment to purchase land for branch expansion. BankAtlantic had entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open approximately 14 branches during 2006 and relocate two branches, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is approximately $46.4 million.
     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2005. The total amount of principal repayments on loans and securities contractually due after December 31, 2006 was $4.7 billion, of which $1.7 billion have fixed interest rates and $3.0 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding	For the Period Ending December 31, (1)
	on
	December 31,		2007-	2009-	2014-	2019-
	2005	2006	2008	2013	2018	2023	>2024
Commercial real estate	$2,551,969	$1,101,662	$897,973	$321,909	$153,853	$72,612	$3,960
Residential real estate	2,045,593	33,935	36,489	39,691	172,306	254,375	1,508,797
Consumer (2)	541,518	3,108	2,270	30,730	343,242	162,168	—
Commercial business	170,485	99,423	25,663	40,267	5,132	—	—

Total loans	$5,309,565	$1,238,128	$962,395	$432,597	$674,533	$489,155	$1,512,757

Total securities available for sale (3)	$585,099	$5,410	$79,682	$52,526	$143,622	$51,225	$252,634

(1)	Does not include deductions for the undisbursed portion of loans in process, deferred loan fees, unearned discounts and allowances for loan losses.

(2)	Includes second mortgage loans.

(3)	Does not include $89.4 million of equity securities available for sale.
     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2005 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$159,015	$1,131,113	$1,290,128
Over one year, but less than five years	11,243	201,181	212,424
Over five years	227	7,505	7,732

	$170,485	$1,339,799	$1,510,284

Due After One Year:
Pre-determined interest rate	$11,470	$91,011	$102,481
Floating or adjustable interest rate	—	117,675	117,675

	$11,470	$208,686	$220,156

     BankAtlantic’s geographic loan concentration at December 31, 2005 was:

Florida	57%
California	11%
Northeast	8%
Other	24%
100%
     The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in California, the Northeast, and other locations primarily relates to purchased wholesale residential real estate loans.
     At December 31, 2005, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%

At December 31, 2004:
Total risk-based capital	$476,600	10.80%	8.00%	10.00%
Tier 1 risk-based capital	$405,482	9.19%	4.00%	6.00%
Tangible capital	$405,482	6.83%	1.50%	1.50%
Core capital	$405,482	6.83%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
Ryan Beck
     Ryan Beck’s primary sources of funds during the year ended December 31, 2005 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses, and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During 2005 and 2004, the buyer made $3.0 million and $5.9 million, respectively, of principal repayments of the promissory note, which reduced the balance to $3.3 million at December 31, 2005.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital and requires the ratio of aggregate indebtedness to net capital, both as defined, not to exceed 15 to 1. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $41.2 million, which was $40.2 million in excess of its required net capital of $1.0 million at December 31, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.
Consolidated Cash Flows
     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided (used) by:
Operating activities	$57,339	$67,295	$100,327
Investing activities	118,615	(1,457,098)	147,773
Financing activities	(140,753)	1,404,981	(378,963)

Increase (decrease) in cash and cash equivalents	$35,201	$15,178	$(130,863)

     Cash flows from operating activities declined during 2005 compared to 2004 due primarily to lower net income.
     Cash flows from investing activities increased significantly primarily resulting from net repayments of loans receivable during 2005 compared to net originations of loans receivable during 2004 as well as lower securities purchased during 2005 compared to 2004.
     Cash flows from financing activities declined substantially during 2005 primarily due to repayment of FHLB advances as compared to 2004. The FHLB advances were repaid primarily from loan repayments.
     Cash flows from operating activities declined during 2004 compared to 2003 due primarily to a decrease in Ryan Beck’s clearing agent liability and the reduction in cash flows attributable to Levitt’s operations due to the December 31, 2003 spin-off. The above declines in cash flows were partially offset by a substantial decrease in real estate inventory as a result of the Levitt spin-off.
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
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes the Company’s loan commitments at December 31, 2005 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$621,397	$119,639	$—	$—	$501,758
Standby letters of credit	67,868	67,868	—	—	—
Other commercial commitments	333,990	333,990	—	—	—

Total commercial commitments	$1,023,255	$521,497	$—	$—	$501,758

Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans to customers usually expire in less than one year and the home equity lines generally expire in 15 years.
Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $49.8 million at December 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.1 million at December 31, 2005. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments, similar to other types of borrowings.
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
At December 31, 2005, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

     The table below summarizes the Company’s contractual obligations at December 31, 2005 (in thousands).

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$812,940	$662,535	$127,886	$21,943	$576
Long-term debt	440,628	66,816	76,157	3,416	294,239
Advances from FHLB (1)	1,283,532	762,532	409,000	32,000	80,000
Operating lease obligations	88,998	15,386	27,950	17,791	27,871
Pension obligation	13,004	890	1,893	2,549	7,672
Other obligations	35,540	10,440	8,000	5,900	11,200
Securities sold but not yet purchased	35,177	35,177	—	—	—

Total contractual cash obligations	$2,709,819	$1,553,776	$650,886	$83,599	$421,558

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
   Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures, secured borrowings and mortgage backed bonds. Operating lease obligations represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
   Securities sold but not yet purchased represent obligations of Ryan Beck to deliver specified financial instruments at contracted prices, thereby creating a liability to purchase the financial instrument in the market at prevailing prices.
   The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2005. The payments represent the estimated benefit payments through 2015, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2015. The actuarial present value of the projected accumulated benefit obligation was $29.4 million at December 31, 2005.
   The other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with the expansion and renovation of BankAtlantic’s branches as well as advertising, marketing and sponsorship contracts.
   During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of the property which was formerly BankAtlantic’s headquarters. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse Levitt $438,000 for the costs incurred by it in connection with the development of this project.
   Levitt has also sought as additional compensation from BankAtlantic a percentage of the increase in the value of the underlying property attributable to Levitt’s efforts based upon the proceeds to be received from BankAtlantic on the sale of the property to a third party. The timing and amount of such additional compensation, if any, has not yet been agreed upon.
   Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan

Beck has no maximum amount and applies to all trades executed through the clearing broker, Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2005, Ryan Beck recorded liabilities of approximately $13,000 with regard to this right. Ryan Beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.
     Ryan Beck enters into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, mortgage-backed to-be-announced securities (TBAs) and securities purchased and sold on a when-issued basis (when-issued securities). These derivative financial instruments are used to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.
     Ryan Beck enters into futures contracts and TBAs and when-issued securities, all of which provide for the delayed delivery of the underlying instrument. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Accordingly, futures contracts generally do not have credit risk. The credit risk for TBAs, options and when-issued securities is limited to the unrealized market valuation gains recorded in the statement of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.
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
     Ryan Beck is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is Ryan Beck’s policy to review, as necessary, the credit standing of each counterparty.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the pro forma note disclosure for stock based compensation. The six accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations and (vi) accounting for contingencies. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note #1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
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
     The calculation of our allowance for loan losses consists of three components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral and based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for predicting losses based on loss percentages and delinquency trends as it relates to the group. Management assigns an allowance to these groups of loans by utilizing data such as historical loss experiences, loan-to-value ratios, concentration of credit risk, and delinquency trends. Management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios. A subsequent change in data trends may result in material changes in this component of the allowance from period to period.
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
     Management believes that the allowance for loan losses reflects management’s best estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2005, our allowance for loan losses was $41 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product and the amount of our unassigned allowance. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.

     We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the five year period ended December 31, 2005 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.59% at December 31, 2001 to 0.88% at December 31, 2005. If our historical loss experience increased or decreased in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2005, we estimate that our pre-tax earnings would increase or decrease by approximately $11 million.
Valuation of securities and trading activities
     We record our securities available for sale, investment securities, trading securities and derivative instruments in our statement of financial condition at fair value. We use the following three methods for valuation: obtaining market price quotes, using a price matrix, and applying a management valuation model.
     The following table provides the sources of fair value for our securities, brokerage industry securities and derivatives instruments at December 31, 2005 (in thousands):

	National	Broker
	Market price	Price	Valuation
	Quotes	Quotes	Model	Total
Securities:
Mortgage-backed securities	$—	$381,540	$—	$381,540
Tax exempt securities	—	394,774	—	394,774
Other securities	—	—	588	588
U.S. Treasury notes	—	1,000	—	1,000
Equity securities	89,445	—	—	89,445

Total securities	89,445	777,314	588	867,347

Brokerage industry securities and derivatives:
Securities owned	180,292	—	—	180,292
Securities sold not yet purchased	(35,177)	—	—	(35,177)

Total Brokerage industry securities	145,115	—	—	145,115

Total	$234,560	$777,314	$588	$1,012,462

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
     We subscribe to a third-party service to obtain a pricing matrix to determine the fair value of our debt securities. The pricing matrix computes a fair value of debt securities based on the securities’ coupon rate, maturity date and estimates of future prepayment rates. The valuations obtained from the pricing matrix are not actual transactions and may not reflect the actual amount that would be realized upon sale. It is likely that we would obtain materially different results if different interest rate and prepayment assumptions were used in the valuation. We adjust our debt securities available for sale to fair value monthly with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.
     At December 31, 2005, the fair value and unrealized loss associated with our securities was $867.3 million and $1.9 million, respectively. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $81.5 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $77.3 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
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
Impairment of Goodwill and Other Indefinite-live Intangible Assets
     We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2005 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2005, total goodwill was $76.7 million. The fair value of our bank operations and Ryan Beck reportable segments assigned goodwill exceeds the carrying value by $526 million and $80 million, respectively.
Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. At December 31, 2005, total property and equipment was $154.1 million.
     Our core deposit intangible assets are periodically reviewed for impairment at the branch level by reviewing the undiscounted cash flows by branch in order to assess recoverability. At December 31, 2005 our core deposit intangible asset was $8.4 million. The undiscounted cash flows of the branches assigned to the core deposit intangible asset exceeded its carrying amount at December 31, 2005.
     During the second quarter of 2005, we relocated our corporate headquarters and finalized a plan to raze the old corporate headquarters building and construct a branch on the site. As a consequence of the relocation and the expected demolition of the old corporate headquarters building we recorded an impairment charge of $3.7 million during the year ended December 31, 2005. The facilities are classified as “held and used”, as defined by FASB Statement No. 144 as a bank branch is operating on the site.
     During 2004, we finalized a plan to renovate the interior of BankAtlantic’s branches. As a result of the renovation plan, BankAtlantic shortened the estimated lives of branch fixed assets resulting in $1.5 million and $900,000 of accelerated depreciation and amortization during 2004 and 2005, respectively.
Accounting for Business Combinations
     The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires us to fair value the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.
Accounting for Contingencies
     Contingent liabilities consist of liabilities that we may incur in connection with Ryan Beck arbitration proceedings, litigation and regulatory and tax uncertainties arising from the conduct of our business activities. We have established reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2005, total reserves for contingent liabilities included in other liabilities were $10.7 million, including a $10 million reserve established during the fourth quarter of 2005 relating to the AML-BSA compliance matter (See “Item 1A. Risk Factors.”)
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
Consolidated Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	As of December 31, 2005
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$108,345	143,853	115,881	368,720	736,799
Hybrids ARM less than 5 years	201,105	199,917	68,248	1,782	471,052
Hybrids ARM more than 5 years	192,063	193,864	168,954	275,873	830,754
Commercial loans	1,588,787	193,581	66,447	3,228	1,852,043
Small business loans	144,824	63,074	19,554	8,476	235,928
Consumer	512,477	4,670	3,920	14,961	536,028

Total loans	2,747,601	798,959	443,004	673,040	4,662,604

Investment securities
Tax exempt securities	6,304	2,132	19,485	364,209	392,130
Taxable investment securities	242,207	97,093	51,802	67,590	458,692
Tax certificates	163,726	—	—	—	163,726

Total investment securities	412,237	99,225	71,287	431,799	1,014,548

Total interest earning assets	3,159,838	898,184	514,291	1,104,839	5,677,152

Total non-earning assets	—	—	—	432,178	432,178

Total assets	$3,159,838	898,184	514,291	1,537,017	6,109,330

Total interest bearing liabilities	$2,723,748	844,077	291,394	1,614,248	5,473,467
Non-interest bearing liabilities	—	—	—	635,863	635,863

Total non-interest bearing liabilities and equity	$2,723,748	844,077	291,394	2,250,111	6,109,330

GAP (repricing difference)	$436,090	54,107	222,897	(509,409)
Cumulative GAP	$436,090	490,197	713,094	203,685
Repricing Percentage	7.14%	0.89%	3.65%	-8.34%

Cumulative Percentage	7.14%	8.02%	11.67%	3.33%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk because our assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     We have developed a model using standard industry software to measure our interest rate risk. The model performs a sensitivity analysis that measures the effect on our net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on our net interest income over a 12 month period.
     The model calculates the change in net interest income by:
i.	Calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment and volume assumptions,

ii.	Estimating the change in expected net interest income based on instantaneous and parallel shifts in the yield curve to determine the effect on net interest income; and

iii.	Calculating the percentage change in net interest income calculated in (i) and (ii).
     Management has made estimates of cash flow, prepayment, repricing and volume assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.
     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:

•	Interest rates,
•	Loan prepayment rates,
•	Deposit decay rates,
•	Re-pricing of certain borrowings
•	Reinvestment in earning assets.
     The prepayment assumptions used in the model are:

•	Fixed rate mortgages	12%
•	Fixed rate securities	8%
•	Tax certificates	10%
•	Adjustable rate mortgages	17%
•	Adjustable rate securities	16%
     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

     Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model:

As of December 31, 2005
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$258,020	1.47%
+100 bp	$259,549	2.15%
0	$254,715	—
-100 bp	$247,130	-3.37%
-200 bp	$232,813	-9.72%

As of December 31, 2004
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$232,987	3.41%
+100 bp	$232,395	3.14%
0	$225,310	—
-100 bp	$213,516	-5.23%
-200 bp	$200,288	-11.11%
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

Equity Price Risk
     We also maintain a portfolio of equity securities in our Parent Company that subject us to equity pricing risks which would arise as the relative values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at December 31, 2005 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$107,334	$17,889
10%	$98,390	$8,945
0%	$89,445	$—
-10%	$80,501	$(8,945)
-20%	$71,556	$(17,889)
     Excluded from the above table is $1.8 million of investments in private companies and a $5.0 million investment in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant uncertainty.
Ryan Beck Market Risk
     Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads or other market forces. The Company, through its broker/dealer subsidiary Ryan Beck, is exposed to market risk arising from trading and market making activities.
     Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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

     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2005:

(dollars in thousands)
	High	Low	Average

VaR	$443	$55	$206
Aggregate Long Value	195,123	64,358	96,676
Aggregate Short Value	97,793	15,772	40,261
     The following table sets forth the high, low and average VaR for Ryan Beck for the year ended December 31, 2004:

(dollars in thousands)
	High	Low	Average

VaR	$1,747	$11	$336
Aggregate Long Value	112,494	43,431	72,787
Aggregate Short Value	167,987	23,851	65,006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein. See “Financial Statements and Supplementary Data.”

/s/ Alan B, Levan
Alan B. Levan
Chairman, President and
Chief Executive Officer

/s/ James A. White
James A. White
Executive Vice President
Chief Financial Officer

March 15, 2006

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of
BankAtlantic Bancorp, Inc.:
     We have completed integrated audits of BankAtlantic Bancorp, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
s/PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 15, 2006

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2005	2004
ASSETS
Cash and due from depository institutions (See Note 14)	$167,032	$118,967
Federal funds sold and other short-term investments (See Note 3)	3,229	16,093
Securities owned (at fair value) (See Note 3)	180,292	125,443
Securities available for sale (at fair value) (See Note 3)	674,544	747,160
Investment securities and tax certificates (approximate fair value:
$364,122 and $306,963) (See Note 3)	364,444	307,438
Federal Home Loan Bank stock, at cost which approximates fair value (See Note 8,14)	69,931	78,619
Loans receivable, net of allowance for loan losses of $41,192 and $46,010 (See Note 4)	4,624,772	4,599,048
Accrued interest receivable (See Note 5)	41,490	35,982
Real estate held for development and sale (See Note 21)	21,177	27,692
Investments in unconsolidated subsidiaries (See Notes 22)	12,464	7,910
Office properties and equipment, net (See Note 6)	154,120	129,790
Deferred tax asset, net (See Note 12)	29,615	20,269
Goodwill	76,674	76,674
Core deposit intangible asset (See Note 2)	8,395	10,270
Due from clearing agent (See Note 3)	—	16,619
Other assets (See Notes 4, 10, 13)	43,232	38,803

Total assets	$6,471,411	$6,356,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,732,727	$2,566,804
Non-interest bearing deposits	1,019,949	890,398

Total deposits (See Note 7)	3,752,676	3,457,202

Advances from FHLB (See Note 8)	1,283,532	1,544,497
Securities sold under agreements to repurchase (See Note 9)	116,026	296,643
Federal funds purchased and other short term borrowings (See Note 8)	139,475	105,000
Secured borrowings (See Note 10)	138,270	—
Subordinated debentures, notes and bonds payable (See Note 10)	39,092	37,741
Junior subordinated debentures (See Note 10)	263,266	263,266
Securities sold but not yet purchased (See Note 3)	35,177	39,462
Due to clearing agent (See Note 3)	24,486	—
Other liabilities (See Note 13)	163,075	143,701

Total liabilities	5,955,075	5,887,512

Commitments and contingencies (See Note 14)
Stockholders’ equity: (See Notes 11, 12)
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 55,884,089 and 55,214,225 shares	559	552
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, and 4,876,124 shares	49	49
Additional paid-in capital	261,720	259,702
Unearned compensation — restricted stock grants	(936)	(1,001)
Retained earnings	261,279	210,955

Total stockholders’ equity before accumulated other comprehensive loss	522,671	470,257
Accumulated other comprehensive loss	(6,335)	(992)

Total stockholders’ equity	516,336	469,265

Total liabilities and stockholders’ equity	$6,471,411	$6,356,777

See Notes to Consolidated Financial Statements.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2005	2004	2003
Interest income:
Interest and fees on loans	$293,250	$209,719	$207,446
Interest and dividends on securities available for sale	19,673	18,083	24,313
Interest on tax exempt securities	14,422	4,048	—
Interest and dividends on other investment securities	18,549	17,354	19,653
Broker dealer interest	14,511	11,351	10,437

Total interest income	360,405	260,555	261,849

Interest expense:
Interest on deposits (See Note 7)	40,084	28,355	36,189
Interest on advances from FHLB	62,175	37,689	57,299
Interest on securities sold under agreements to repurchase and federal funds purchased	9,599	3,191	2,914
Interest on secured borrowings	10,144	—	—
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	25,205	19,885	18,008
Capitalized interest on real estate development	(1,879)	(1,398)	(1,193)

Total interest expense	145,328	87,722	113,217

Net interest income	215,077	172,833	148,632
Recovery from loan losses (See Note 4)	(6,615)	(5,109)	(547)

Net interest income after recovery from loan losses	221,692	177,942	149,179

Non-interest income:
Broker/dealer revenue (See Note 3)	238,800	231,804	210,304
Service charges on deposits	61,956	51,435	40,569
Other service charges and fees	23,347	23,620	19,318
Income from real estate operations (Note 21)	4,480	2,405	5,642
Income from unconsolidated subsidiaries (See Note 22)	621	485	425
Securities activities, net (See Note 3)	847	3,730	(1,553)
Litigation settlement (See Note 23)	—	22,840	—
Gains on sales of loans, net	742	483	122
Other	10,306	7,987	6,887

Total non-interest income	341,099	344,789	281,714

Non-interest expense:
Employee compensation and benefits (See Notes 11,13)	282,898	255,064	226,940
Occupancy and equipment (See Note 6)	57,437	48,146	40,036
Impairment of office properties and equipment (See Notes 6,14)	3,706	—	257
Advertising and promotion	32,735	21,036	12,724
Amortization of intangible assets	1,627	1,715	1,772
Professional fees	17,296	18,207	17,842
Communications	13,554	12,527	13,783
Floor broker and clearing fees	9,118	9,835	9,227
Cost associated with debt redemption (See Note 8,10)	—	11,741	12,543
Reserve for fines and penalties, compliance matters (Note 14)	10,000	—	—
Other	41,740	33,782	33,748

Total non-interest expense	470,111	412,053	368,872

Income from continuing operations before income taxes	92,680	110,678	62,021
Provision for income taxes (See Note 12)	33,498	39,910	23,424

Income from continuing operations	59,182	70,768	38,597
Discontinued operations, (less applicable income taxes of $16,512) (See Note 2, 12)	—	—	29,120

Net income	$59,182	$70,768	$67,717

(CONTINUED)
See Notes to Consolidated Financial Statements.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
Earnings per share (See Note 20)
Basic earnings per share from continuing operations	$0.98	$1.19	$0.66
Basic earnings per share from discontinued operations	—	—	0.50

Basic earnings per share	$0.98	$1.19	$1.16

Diluted earnings per share from continuing operations	$0.92	$1.11	$0.62
Diluted earnings per share from discontinued operations	—	—	0.46

Diluted earnings per share	$0.92	$1.11	$1.08

Cash dividends per Class A share	$0.146	$0.136	$0.128

Cash dividends per Class B share	$0.146	$0.136	$0.128

Basic weighted average number of common shares outstanding	60,426,107	59,525,532	58,509,894

Diluted weighted average number of common and common equivalent shares outstanding	63,119,531	63,056,435	62,354,430

See Notes to Consolidated Financial Statements.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2005

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income	Total
BALANCE, DECEMBER 31, 2002		$583	$252,699	$213,692	$(1,209)	$3,569	$469,334
Net income	$67,717			67,717			67,717

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $5,296)	(9,330)
Minimum pension liability (less income tax provision of $4,194)	7,456
Unrealized gains associated with investment in unconsolidated real estate subsidiary (less income tax provision of $454)	448
Accumulated gains associated with cash flow hedges (less income tax provision of $1,108)	2,306
Reclassification adjustment for cash flow hedges	513
Reclassification adjustment for net losses included in net income (less income tax benefit of $559)	994

Other comprehensive income	2,387

Comprehensive income	$70,104

Levitt Corporation spin-off transaction		—	—	(125,573)	—	—	(125,573)
Dividends on Class A common stock		—	—	(6,903)	—	—	(6,903)
Dividends on Class B common stock		—	—	(622)	—	—	(622)
Issuance of Class A common stock		10	4,672	—	(134)	—	4,548
Tax effect relating to the exercise of stock options		—	2,264	—	—	—	2,264
Purchase and retirement of Class A common stock		—	(25)	—	—	—	(25)
Issuance of Class A common stock upon conversion of subordinated debentures		—	211	—	—	—	211
Issuance of subsidiary stock options		—	(51)	—	—	—	(51)
Amortization of unearned compensation - restricted stock grants		—	—	—	165	—	165
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	2,387	2,387

BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2005

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income (loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$70,768	—	—	70,768	—	—	70,768

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax provision of $188)	342
Minimum pension liability (less income tax benefit of $2,758)	(4,903)
Reclassification adjustment for net gain included in net income (less income tax expense of $2,758)	(2,387)

Other comprehensive income loss	(6,948)

Comprehensive income	$63,820

Dividends on Class A common stock		—	—	(7,460)	—	—	(7,460)
Dividends on Class B common stock		—	—	(664)	—	—	(664)
Issuance of Class A common stock		15	3,724	—	—	—	3,739
Tax effect relating to the exercise of stock options		—	6,610	—	—	—	6,610
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,348)				(4,351)
Retirement of Class A common stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation — restricted stock grants		—	—	—	177	—	177
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(6,948)	(6,948)

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2005

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$59,182	—	—	59,182	—	—	59,182

Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $2,204)	(3,812)
Minimum pension liability (less income tax benefit of $942)	(989)
Reclassification adjustment for net gain included in net income (less income tax expense of $305)	(542)

Other comprehensive loss	(5,343)

Comprehensive income	$53,839

Dividends on Class A common stock		—	—	(8,145)	—	—	(8,145)
Dividends on Class B common stock		—	—	(713)	—	—	(713)
Issuance of Class A common stock upon exercise of stock options		10	2,318	—	—	—	2,328
Issuance of Class A restricted stock		—	174	—	(174)	—	—
Tax effect relating to share-based compensation		—	4,538	—	—	—	4,538
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,665)	—	—	—	(4,668)
Amortization of unearned compensation —
restricted stock grants		—	—	—	239	—	239
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(5,343)	(5,343)

BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Operating activities:
Income from continuing operations	$59,182	$70,768	$38,597
Income from discontinued operations, net of tax	—	—	29,120
Adjustment to reconcile net income to net cash provided by operating activities:
(Recovery) provision for credit losses, net (1)	(6,265)	(5,105)	1,465
Depreciation, amortization and accretion, net	16,212	16,299	18,685
Amortization of intangible assets	1,627	1,715	1,772
Securities activities, net	(847)	(3,730)	1,553
Net gains on sale of real estate owned	(1,840)	(694)	(1,984)
Net gains on sales of loans held for sale	(742)	(483)	(122)
Net (gains) losses on sales of property and equipment	(277)	17	45
Gain on sale of branch	(922)	—	—
Distribution of earnings of unconsolidated subsidiaries	621	485	425
(Increase) decrease in deferred tax asset, net	(5,895)	6,633	9,427
Equity earnings of unconsolidated subsidiaries	(621)	(485)	(8,766)
Litigation settlement	—	(22,840)	—
Cost associated with debt redemption	—	11,741	12,543
Impairment of office properties and equipment	3,706	—	257
Reserve for fines and penalties, compliance matters	10,000	—	—
Increase of forgivable notes receivable, net	(6,999)	(8,079)	(6,260)
Originations and repayments of loans held for sale, net	(125,487)	(163,988)	(32,494)
Proceeds from sales of loans held for sale	128,337	171,192	44,739
Decrease (increase) in real estate inventory	8,043	(5,889)	(55,090)
Increase in securities owned, net	(54,849)	(878)	(43,194)
(Decrease) increase in securities sold but not yet purchased	(4,285)	1,649	3,591
(Increase) decrease in accrued interest receivable	(5,508)	(8,116)	6,118
(Increase) decrease in other assets	(2,921)	1,342	(8,044)
Increase (decrease) in due to clearing agent	41,105	(25,202)	10,353
Increase in other liabilities	5,964	30,943	77,591

Net cash provided by operating activities	57,339	67,295	100,327

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	210,493	212,983	205,677
Purchase of investment securities and tax certificates	(268,364)	(301,825)	(205,209)
Purchase of securities available for sale	(227,179)	(676,900)	(278,977)
Proceeds from sales and maturities of securities available for sale	300,469	304,703	630,222
Purchases of FHLB stock	(29,870)	(49,923)	(7,021)
Redemption of FHLB stock	38,558	11,629	31,639
Investment in real estate joint venture	(4,554)	—	(941)
Net repayments (purchases and originations) of loans	151,584	(913,496)	(235,735)
Proceeds from sales of real estate owned	3,872	3,821	10,807
Proceeds from the sale of property and equipment	651	—	1,705
Additions to office property and equipment	(43,440)	(48,090)	(14,349)
Cash outflows from the sale of branch (Note 2)	(13,605)	—	—
Net cash proceeds from the sale of Ryan Beck’s subsidiaries (Note 2)	—	—	9,955

Net cash provided by (used in) investing activities	118,615	(1,457,098)	147,773

Financing activities:
Net increase in deposits	313,190	399,060	137,587
Repayments of FHLB advances	(1,506,832)	(469,323)	(799,991)
Proceeds from FHLB advances	1,246,000	1,220,000	275,000
Net increase (decrease) in securities sold under agreements to repurchase	(180,617)	157,834	4,767
Net increase in federal funds purchased	34,475	105,000	—
Repayments of secured borrowings	(101,924)	—	—
Proceeds from secured borrowings	65,293		—
Repayment of notes and bonds payable	(5,085)	(1,798)	(112,341)
Proceeds from notes and bonds payable	6,436	2,944	134,016
Issuance of junior subordinated debentures	—	—	77,320
Retirement of subordinated notes and debentures	—	—	(70,855)
Proceeds from issuance of Class A common stock	1,179	2,334	4,472
Payment of the minimum withholding tax upon the exercise of stock options	(3,519)	(2,946)	—
Net cash reduction on Levitt Corporation spin-off (Note 2)	—	—	(21,413)
Purchase of subsidiary common stock (Note 11)	(491)	—	—
Common stock dividends	(8,858)	(8,124)	(7,525)

Net cash (used in) provided by financing activities	(140,753)	1,404,981	(378,963)

Increase (decrease) in cash and cash equivalents	35,201	15,178	(130,863)
Cash and cash equivalents at the beginning of period	135,060	119,882	250,745

Cash and cash equivalents at end of period	$170,261	$135,060	$119,882

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Cash paid for
Interest on borrowings and deposits	$143,706	$87,869	$120,221
Income taxes	10,788	26,565	31,115
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	2,307	1,401	2,450
Net loan recoveries (charge-offs)	1,797	5,524	(1,146)
Tax certificate net charge-offs	(377)	(427)	(203)
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	4,538	6,610	2,264
Change in accumulated other comprehensive income	(5,343)	(6,948)	2,387
Change in deferred taxes on other comprehensive income	(3,451)	(3,903)	1,019
Securities purchased pending settlement	6,183	25,546	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,149	1,405	—
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	6,058	—
Levitt dividend received in the form of a note receivable	—	—	8,000
Note receivable issued in connection with the GMS sale	—	—	13,681
Levitt notes receivable outstanding at date of spin-off	—	—	48,118
Note receivable issued in connection with Bluegreen
stock transfer	—	—	5,500
Acquisition goodwill adjustments	—	—	734
Transfer of relocated branch to real estate held for sale	—	—	1,000
Increase in investments in unconsolidated subsidiaries related to deconsolidation of trusts formed to issue trust preferred securities	—	—	7,910
Increase in junior subordinated debentures related to trust deconsolidation	—	—	7,910
Transfer of guaranteed preferred beneficial interest in Company’s Junior Subordinated Debentures to junior subordinated debentures	—	—	180,375
Issuance of Class A common stock upon conversion of subordinated debentures	—	—	211
Securities held to maturity transferred to available for sale	—	—	14,505

(1)	Provision for credit losses represents provision for loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
1. Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company,” “BBC”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal assets include BankAtlantic and its subsidiaries and RB Holdings, Inc. (“Ryan Beck”) and its subsidiaries. On December 31, 2003, the Company completed the spin-off of its wholly-owned real estate development subsidiary, Levitt Corporation (“Levitt”), and during the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors (“Cumberland”). The financial information of Levitt, GMS and Cumberland is not included in the Consolidated Statement of Financial Condition at December 31, 2005 and 2004 and is included in the Consolidated Statements of Operations for the year ended December 31, 2003 as discontinued operations. The financial information of the above companies is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 31, 2003.
     The accounting policies applied by the Company conform with accounting principles generally accepted in the United States of America.
     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2005, BankAtlantic operated through a network of 78 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     Ryan Beck, founded in 1946 and acquired by the Company in 1998, is a full service broker dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 42 offices in 14 states. Ryan Beck is an investment banking firm engaged in the underwriting, distribution and trading of equity, debt and tax-exempt securities. Ryan Beck also offers a full service, general securities brokerage business with investment and insurance products for retail and institutional clients and provides investment and wealth management advisory services for its customers. As an investment banking firm, Ryan Beck provides capital-raising and advisory services, in addition to mergers and acquisitions transaction management. Ryan Beck operates the majority of its business on a fully-disclosed basis through a clearing broker, Pershing, a Bank of New York Securities Company. RB Holdings, Inc. was formed in July 2003 as a holding company for Ryan Beck & Co., Inc.
     The Company has two classes of common stock. Class A shareholders are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 15% of the Company’s outstanding Class A common stock resulting in BFC owning 22% of the Company’s aggregate outstanding common stock. The percent of total common equity represented by Class A and Class B common stock was 92% and 8% at December 31, 2005, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, evaluation of securities for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the pro forma note disclosure for stock based compensation. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2005.
     BankAtlantic performed a review on the classification of its loan participations in its financial statements. Based on

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
the review, BankAtlantic concluded that certain loan participations should be accounted for as secured borrowings instead of participations sold. As a consequence, certain participations that were previously recorded as participations sold aggregating to $174.9 million were corrected in the Company’s 2005 financial statements to reflect such amounts as loans receivable and secured borrowings. Prior period presentation was not revised to conform to the 2005 presentation as the amounts were not considered significant (see Note 10 for a further discussion).
     Consolidation Policy — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, majority-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46”). On July 1, 2003, all of the company’s subsidiaries, except for Levitt and its subsidiaries, implemented the interpretation effective January 1, 2003. As a result of the implementation of FIN No. 46, the Company consolidated a 50% owned joint venture and deconsolidated its wholly owned statutory business trusts formed to issue trust preferred securities. The joint venture was acquired in connection with a financial institution acquisition and recorded at fair value on the acquisition date, resulting in no impact to our financial statements upon adoption of FIN No. 46. No gains and losses are recorded on the issuance of subsidiary common stock. All inter-company transactions and balances have been eliminated.
     Cash Equivalents — Cash equivalents consist of cash, demand deposits at other financial institutions, federal funds sold, securities purchased under resell agreements, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.
     Investment Securities — Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
     Debt securities not held for investment and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activity, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
     Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in securities activities, net.
     The fair value of securities available for sale and trading securities are estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models.
     Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down to estimated fair value in earnings through securities activities, net.
     Interest on securities, including the amortization of premiums and the accretion of discounts, are reported in interest and dividends on securities using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are classified as investment securities and are carried at cost, net of an allowance for probable losses, which approximates fair value.
     Allowance for Tax Certificate Losses — The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
ceases to be accrued. The provision to record the allowance is included in other expenses.
     Loans —- Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.
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
     Transfer of Loan participations – BankAtlantic transfers participation rights in certain commercial real estate loans with servicing retained. These participation rights transfers are accounted for as loan sales when the transferred asset has been isolated from BankAtlantic and beyond the reach of BankAtlantic’s creditors, the transferee’s right to pledge or exchange the loan is not constrained and BankAtlantic does not have control over the loan. If the above criteria are not met, BankAtlantic accounts for the loan participation rights transfers as a secured borrowing.
     Impaired loans — Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.
     Allowance for Loan Losses — The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
     The allowance consists of three components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on common characteristics with homogenous loans. The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses on historical data and delinquency trends as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage low-balance commercial loans and various types of consumer loans. The methodology utilized in establishing the allowance for homogenous loans includes consideration of delinquency trends, analysis of historical losses, examination of loan to value ratios, review of changes in loan underwriting policies and industry indicators. The third component of the allowance is determined separately from the procedures outlined above. This component addresses certain industry and geographic concentrations, the view of regulators and changes in composition of the loan portfolio. Management believes the allowance for loan losses is adequate and that it has a sound basis for estimating the adequacy of the allowance for loan losses. Actual losses incurred in the future are highly dependent upon future events, including the economic conditions of the geographic areas in which BankAtlantic holds loans.
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
     Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
residential loans that are 120 days past due are charged down to fair value less estimated selling costs.
     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.
     Investment Banking Revenues — Investment banking revenues represent revenues from Ryan Beck. These revenues include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger and acquisition and financial advisory services. Investment banking management fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed.
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
     Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in earnings. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation models associated with securities that are not readily marketable.
     Real Estate Held for Development and Sale — This includes land, land development costs, and other construction costs associated with the Company’s investment in a real estate variable interest entity. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The estimated fair value of real estate is evaluated based on an independent appraisal. The appraisal takes into consideration the current status of property, various restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property.
     Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various housing units within the respective area based upon the most practicable method, including specific identification and allocation based upon the relative sales value method or unit methods. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated and are allocated to those housing units based upon the most practicable method. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred.
     Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development.
     Capitalization of interest is discontinued if development ceases at a project.
     Revenue and all related costs and expenses from real estate sales are recognized at closing. This is when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied as required under generally accepted accounting principles in the United States of America.
     Investments in Unconsolidated Subsidiaries — The Company follows the equity method of accounting to record its interests in subsidiaries in which it has the ability to significantly influence the decisions of the entity and to record its

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
investment in variable interest entities in which it is not the primary beneficiary. As a result, the Company accounts for its interests in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.
     Goodwill and Other Intangible Assets — Goodwill is recorded at the acquisition date of a business and tested for impairment annually at the reporting unit level, by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $6.7 million at December 31, 2005.
     Office Properties and Equipment— Land is carried at cost. Office properties, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets.
     Expenditures for new properties and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
     Impairment of long lived assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the full carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected undiscounted future cash flows to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows.
     Long-lived assets to be abandoned are considered held and used until disposed. The depreciable life of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) ceases.
     Advertising — Advertising expenditures are expensed as incurred.
     Income Taxes — The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.
     Derivative Instruments — All derivatives are recognized on the statement of financial condition at their fair value. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s Consolidated Statements of Operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
     Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
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
     Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.
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
     Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the interest method over the term of the deposit.
     Stock-Based Compensation Plans — The Company maintains both qualifying and non-qualifying stock-based compensation plans for its employees and directors. These are described more fully in Note 11. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No compensation is recognized when option grants have an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Years Ended December 31,
(in thousands, except share data)	2005	2004	2003
Pro forma net income
Net income, as reported	$59,182	$70,768	$67,717
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	239	177	231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(2,531)	(1,973)	(1,897)

Pro forma net income	$56,890	$68,972	$66,051

Earnings per share:
Basic as reported	$0.98	$1.19	$1.16

Basic pro forma	$0.94	$1.16	$1.14

Diluted as reported	$0.92	$1.11	$1.08

Diluted pro forma	$0.89	$1.09	$1.07

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
New Accounting Pronouncements:
     In February 2006 the FASB issued SFAS No. 155, (“Accounting for Certain Hybrid Financial Instruments”.) This amends SFAS 133, (Accounting for Derivative Instruments and Hedging Activities”) to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”) to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006, with earlier adoption allowed as of the beginning of a fiscal year for which (annual or interim) financial statements have not yet been issued. Management is currently evaluating the requirements of this standard.
     In December 2005, FASB issued Staff Position (FSP) No. FSP SOP 94-6-1 “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP indicates terms in loan products that may give rise to a concentration of credit risk as that term is used in FASB Statement No. 107 “Disclosures about Fair Value of Financial Instruments.” Statement No. 107 requires disclosure about each significant concentration of credit risk in the notes to financial statements. The FSP is effective for annual periods ending after December 15, 2005. The Company implemented the disclosure requirements of this FSP as of December 31, 2005.
     In November 2005, FASB issued FSP 115-1 and FAS 124-1, “Other-Than-Temporary Impairment and its Application to Certain Investments.” The FSP provides guidance for determining when an investment should be considered impaired, determining whether an impairment should be deemed other than temporary, and measuring an impairment loss. The FSP is effective for periods beginning after December 15, 2005. Management does not believe that the guidance in this FSP will have a material effect on the Company’s financial statements.
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
     In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB No. 3.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate. The Statement is effective for fiscal years beginning after December 15, 2005. Management adopted the accounting policies of this Statement as of January 1, 2006. The adoption of this Statement did not have a material effect on the Company’s financial statements.
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
     In November 2005, FASB issued FSP No. 123 (R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards.” The FSP provides an alternative method as of the date that SFAS No. 123(R) is adopted for calculating the beginning balance of the pool of additional paid-in capital available to absorb tax deficiencies recognized

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
subsequent to the adoption of SFAS No. 123(R). On January 1, 2006, the date the Company adopted the accounting policies of SFAS No. 123(R), the Company elected the transition method under FSP No. 123 (R)-3.
     In October 2005, FASB issued FSP No. FAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP outlines a practical accommodation for determining if a mutual understanding of the key terms and conditions of an award to an individual exists at the date the award is granted. The guidance of this FSP is effective upon adoption of Statement 123(R). Management believes that the guidance in this FSP will not have an effect on future stock option grants.
     In December 2004, FASB issued SFAS No. 123 (revision) Share-based payments. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement eliminated the accounting for share-based transactions under APB No. 25 and its related interpretations, instead requiring all share-based payments to be accounted for using a fair value method. The Statement can be adopted using the “Modified Prospective Application” or the “Modified Retrospective Application.” In March 29, 2005 the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 expresses the staff’s views of the interaction between SFAS No. 123R, Share-Based Payment, and certain SEC rules and regulations. SAB No. 107 also addresses the valuation of share-based payment arrangements for public companies. Management adopted the Statement as of January 1, 2006 using the modified prospective application. Management estimates that cumulative compensation expense to be recognized over the remaining life from currently unvested options at the adoption date will be approximately $12.0 million.
2. Discontinued Operations and Branch Sale
     Discontinued Operations
     During the year ended December 31, 2003, the Company completed the spin-off of its wholly-owned subsidiary, Levitt, and transferred its investment in Bluegreen Corporation to Levitt. During the year ended December 31, 2003, Ryan Beck sold two of its subsidiaries, The GMS Group, LLC (“GMS”) and Cumberland Advisors. The above transactions were presented as discontinued operations in the consolidated statements of operations for the year ended December 31, 2003.
     On December 31, 2003, the Company completed the spin-off of Levitt, by means of a distribution to its shareholders of all of the outstanding capital stock of Levitt. As a result of the spin-off, the Company no longer owns any shares of capital stock of Levitt. In connection with the spin-off, the Company converted a $30.0 million demand note owed to the Company by Levitt to a five year term note with interest only payable monthly initially at the prime rate and thereafter at the prime rate plus increments of an additional 0.25% every six months. Prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt’s stock (which additional shares were included in the spin-off). The transfer of the Bluegreen shares was accounted for at historical cost with no gain or loss recognized because at the date of the transfer, Levitt was a wholly-owned subsidiary of the Company. This $5.5 million note was repaid in April 2004. Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company in the form of a note due in five years bearing interest on the same basis as the $30.0 million note described above. Levitt operated independently from the Company and its other subsidiaries. As a consequence, common costs incurred by the Company on behalf of Levitt were inconsequential. The $5.5 million note was repaid in April 2004. The $30 million and $8 million notes were repaid during the year ended December 31, 2005.
     As part of Ryan Beck’s acquisition of certain of the assets and assumption of certain of the liabilities of Gruntal & Co, LLC, in April 2002, Ryan Beck acquired all of the membership interests in The GMS Group, L.L.C. (“GMS”). Since its acquisition, GMS was operated as an independent business unit. After a receipt of an offer by GMS’s management to purchase GMS from Ryan Beck, Ryan Beck sold its entire membership interest in GMS to GMS Group Holdings Corp. (“Buyer”) in August 2003 for $22.6 million. The Buyer was formed by the management of GMS along with other investors. Ryan Beck received cash proceeds from the sale of $9.0 million and a $13.6 million secured promissory note issued by the Buyer with recourse to the management of GMS. The note is secured by the membership interest in GMS and contains covenants that require GMS to maintain certain capital and financial ratios. If these covenants are not maintained, Ryan Beck can exercise its rights of default under the note, including pursing the sale of the collateral. Ryan Beck did not recognize any gain or loss associated with the transaction. The promissory note is at a federal funds rate plus an applicable margin and is payable in 27 equal quarterly installments continuing until June 2010 with a final payment in September 2010. At December 31, 2005 and 2004, the outstanding balance of the promissory note was $3.3 million and $6.1 million, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     During the second quarter of 2003, Ryan Beck sold its entire interest in Cumberland Advisors, Inc. for $1.5 million and recognized a $228,000 loss.
     The components of earnings from discontinued operations for the year ended December 31, 2003 are as follows (in thousands):

Net interest income	$5,870
Non-interest income:
Investment banking income	17,782
Income from real estate operations	73,547
Income from unconsolidated subsidiaries	9,564
Other	4,535

Total non-interest income	105,428

Non-interest expense:
Employee compensation and benefits	37,222
Occupancy and equipment	744
Advertising and promotion	4,546
Selling, general and administrative	16,504
Professional fees	3,063
Communications	1,148
Floor broker and clearing fees	683
Other	1,756

Total non-interest expenses	65,666

Income from discontinued operations before income taxes	45,632
Provision for income taxes	16,512

Income from discontinued operations, net of tax	$29,120

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The following table summarizes the assets and liabilities sold or transferred associated with discontinued operations and the cash proceeds received or transferred for the year ended December 31, 2003 (in thousands):

	GMS &	Levitt
	Cumberland	Spin-off	Total
Cash	$815	$21,413	$22,228
Securities owned	105,083	—	105,083
Loans receivable (1)	—	(12,955)	(12,955)
Real estate held for development	—	257,556	257,556
Investment in unconsolidated subsidiaries	—	73,662	73,662
Property and equipment	559	—	559
Goodwill	1,204	—	1,204
Other assets	5,479	16,256	21,735
Securities sold under agreements to repurchase	—	17,935	17,935
Subordinated debentures	—	(111,615)	(111,615)
Securities sold but not yet purchased	(3,781)	—	(3,781)
Due to clearing agent	(80,561)	—	(80,561)
Other liabilities	(4,347)	(93,179)	(97,526)
Stockholder’s equity	—	(125,573)	(125,573)

Net assets sold or transferred	24,451	43,500	67,951
Notes receivable — GMS Holdings, Inc.	(13,681)	—	(13,681)
Notes receivable — Levitt Corporation	—	(43,500)	(43,500)
Net cash declines due to Levitt spin-off	—	(21,413)	(21,413)
Cash sold	(815)	—	(815)

Net cash increase (decrease)	$9,955	$(21,413)	$(11,458)

(1)	Includes $18.1 million of construction loans from BankAtlantic to Levitt that were eliminated in the Company’s consolidated financial statements prior to the Levitt spin-off transaction.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
3. Securities Available for Sale, Investment Securities, Tax Certificates and Short-Term Investments
     The following tables summarize securities available-for-sale, investment securities and tax certificates (in thousands):

	Available for Sale
	December 31, 2005				December 31, 2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value	Cost	Appreciation	Depreciation	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$337,381	$1,547	$4,749	$334,179	$401,566	$3,848	$1,587	$403,827
Real estate mortgage investment conduits	49,797	—	2,436	47,361	96,938	188	436	96,690

Total mortgage-backed securities	387,178	1,547	7,185	381,540	498,504	4,036	2,023	500,517

Investment Securities:
Tax-exempt securities	204,441	325	2,795	201,971	219,322	2,062	1,030	220,354
Other bonds	588	—	—	588	585	—	—	585
U.S. Treasury notes	998	2	—	1,000	—	—	—	—
Equity securities	82,138	7,307	—	89,445	23,025	2,679	—	25,704

Total investment securities	288,165	7,634	2,795	293,004	242,932	4,741	1,030	246,643

Total	$675,343	$9,181	$9,980	$674,544	$741,436	$8,777	$3,053	$747,160

	Investment Securities and Tax Certificates
	December 31, 2005				December 31, 2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Tax certificates (1) —
Net of allowance of $3,271 and $3,297, respectively	$163,726	$—	$—	$163,726	$166,731	$—	$—	$166,731
Tax-exempt securities	193,918	313	1,428	192,803	133,562	302	777	133,087
Investment securities (2)	6,800	793	—	7,593	6,800	345	—	7,145

	$364,444	$1,106	$1,428	$364,122	$307,093	$647	$777	$306,963

(1)	Management considers estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market and are deemed to approximate fair value.

(2)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Mortgage-backed securities	$156,852	$(2,110)	$101,168	$(2,639)	$258,020	$(4,749)
Real estate mortgage investment conduits	12,210	(346)	35,151	(2,090)	47,361	(2,436)
Tax exempt securities	107,089	(1,209)	49,657	(1,586)	156,746	(2,795)

Total securities available for sale:	276,151	(3,665)	185,976	(6,315)	462,127	(9,980)

Investment securities
Tax exempt securities	116,393	(1,132)	11,982	(296)	128,375	(1,428)

Total	$392,544	$(4,797)	$197,958	$(6,611)	$590,502	$(11,408)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2005 were caused by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises and state municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2005.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2005 were also caused by interest rate increases. These securities are guaranteed by government agencies and state municipalities and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2005.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and investment securities with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
Mortgage-backed securities	$91,091	$(1,256)	$52,253	$(331)	$143,344	$(1,587)
Real estate mortgage investment conduits	71,705	(436)	—	—	71,705	(436)
Tax exempt securities	71,523	(1,030)	—	—	71,523	(1,030)

Total securities available for sale:	234,319	(2,722)	52,253	(331)	286,572	(3,053)

Investment securities
Tax exempt securities	78,585	(777)	—	—	78,585	(777)

Total	$312,904	$(3,499)	$52,253	$(331)	$365,157	$(3,830)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The scheduled maturities of debt securities and tax certificates were (in thousands):

	Debt Securities		Tax Certificates and
	Available for Sale		Investment Securities
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2005 (1) (2) (3)
Due within one year	$5,429	$5,410	$163,726	$163,726
Due after one year, but within five years	90,319	89,311	—	—
Due after five years, but within ten years	122,187	120,617	975	967
Due after ten years	375,270	369,761	192,943	191,836

Total	$593,205	$585,099	$357,644	$356,529

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (1 year or less).

(3)	Amounts include $356 million of callable tax exempt securities with call dates ranging from 2006 to 2015.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$3,297	$2,870	$1,873

Charge-offs	(979)	(491)	(869)
Recoveries	603	918	666

Net (charge-offs) recoveries	(376)	427	(203)

Provision charged to operations	350	—	1,200

Balance, end of period	$3,271	$3,297	$2,870

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The components of gains and losses on sales of securities were (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Gross gains on securities activities	$859	$3,694	$457
Gross losses on securities activities	(18)	—	(1,961)
Unrealized gain on future contract	12	36	—
Unrealized loss on future contract	(6)	—	(49)

Net gains (losses) on the sales of securities available for sale	$847	$3,730	$(1,553)

     Proceeds from sales of securities available for sale were $127.9 million, $95.6 million and $40.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in gross losses on securities activities, net during the year ended December 31, 2003 was $1.9 million of realized losses related to the settlement of interest rate swap contracts.
     The Company’s securities owned consisted of the following (in thousands):

	December 31,
	2005	2004
Debt obligations:
State and municipal obligations	$76,568	$10,824
Corporate debt	3,410	10,093
Obligations of U.S. Government agencies	45,827	57,659
Equity securities	23,645	18,042
Mutual funds and other	28,359	27,898
Certificates of deposit	2,483	927

Total	$180,292	$125,443

     Securities owned at December 31, 2005 and 2004 were primarily associated with Ryan Beck’s trading activities conducted both as principal and as agent on behalf of the firm and individual and institutional investor clients. Transactions as principal involve making markets in securities which are held in inventory to facilitate sales to and purchases from customers. Ryan Beck realized income from principal transactions of $100.3 million, $90.4 million and $95.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     In the ordinary course of business, Ryan Beck borrows or carries excess funds under an agreement with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. The clearing broker may rehypothecate all of Ryan Beck’s securities owned. As of December 31, 2005 balances due to the clearing broker were $24.5 million and as of December 31, 2004, balances due from the clearing broker were $16.6 million.
     Securities sold, but not yet purchased consisted of the following (in thousands):

	December 31,
	2005	2004
Equity securities	$3,780	$3,498
Corporate debt	1,332	9,958
State and municipal obligations	41	269
Obligations of U.S. Government agencies	29,653	25,384
Certificates of deposit	371	353

	$35,177	$39,462

     Securities sold, but not yet purchased are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance-sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     During the year ended December 31, 2005, Ryan Beck established the Kronos Fund, LP (“Partnership”), a limited partnership organized under the Delaware Revised Uniform Limited Partnership Act. The Partnership is a hedge fund that primarily trades equity securities. The Partnership is consolidated into Ryan Beck Investment Management, LLC (the “General Partner”), a wholly owned subsidiary of RB Holdings, who has control over the Partnership. Included in securities owned and securities sold but not yet purchased was $3.4 million and $1.3 million, respectively, associated with the Partnership.
     The following table provides information on securities purchased under resell agreements (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Ending Balance	$—	$—	$—
Maximum outstanding at any month end within period	$—	$—	$160,000
Average amount invested during period	$—	$—	$31,589
Average yield during period	—%	—%	0.60%
     The underlying securities associated with the securities purchased under resell agreements during the year ended December 31, 2003 were held by the Company.
     The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Ending Balance	$1,057	$5,100	$—
Maximum outstanding at any month end within period	$8,648	$54,530	$83,000
Average amount invested during period	$4,275	$6,282	$16,499
Average yield during period	1.87%	0.75%	1.01%
     As of December 31, 2005 and 2004, the Company had $2.2 million and $11.0 million invested in money market accounts with unrelated brokers.
     The estimated fair value of securities and short term investments pledged for the following obligations were (in thousands):

	December 31,
	2005	2004
Treasury tax and loan	$51,911	$1,784
Repurchase agreements	118,527	312,171
Public deposits	37,923	53,838

	$208,361	$367,793

     The counterparty to the repurchase agreements has the right to engage in other repurchase transactions with the pledged securities but must deliver the pledged securities to BankAtlantic at the termination of the agreement.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2005	2004	2003
Net change in other comprehensive income on securities available for sale	$(6,863)	$(3,190)	$(13,073)
Change in deferred tax benefit on net unrealized depreciation on securities available for sale	(2,509)	(1,145)	(4,737)

Change in stockholders’ equity from net unrealized depreciation on securities	$(4,354)	$(2,045)	$(8,336)

     The components of accumulated other comprehensive loss included in stockholders’ equity was as follows (in thousands):

	December 31,
	2005	2004
Unrealized (losses) gains on securities	$(443)	$3,911
Minimum pension liability	(5,892)	(4,903)

Accumulated other comprehensive income	$(6,335)	$(992)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
4. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	December 31,
	2005	2004
Real estate loans:
Residential	$2,043,055	$2,065,658
Construction and development	1,339,576	1,454,048
Commercial	1,060,245	1,075,391
Small business	151,924	123,740
Loans to Levitt Corporation	223	8,621
Other loans:
Home equity	513,813	457,058
Commercial business	89,752	91,505
Small business — non-mortgage	83,429	66,679
Loans to Levitt Corporation	—	38,000
Consumer loans	21,469	14,540
Deposit overdrafts	5,694	3,894
Residential loans held for sale	2,538	4,646
Discontinued loan products (1)	1,207	8,285

Total gross loans	5,312,925	5,412,065

Adjustments:
Undisbursed portion of loans in process	(649,296)	(767,804)
Premiums related to purchased loans	5,566	6,609
Deferred fees	(3,231)	(5,812)
Allowance for loan and lease losses	(41,192)	(46,010)

Loans receivable — net	$4,624,772	$4,599,048

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2005:

Florida	57%
California	11%
Northeast	8%
Other	24%

100%

     Loans held for sale consisted of loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$46,010	$45,595	$48,022

Loans charged-off	(2,694)	(4,076)	(11,723)
Recoveries of loans previously charged-off	4,491	9,600	10,577

Net recoveries (charge-offs)	1,797	5,524	(1,146)
Allowance for loan losses, acquired	—	—	(734)
Net provision credited to operations	(6,615)	(5,109)	(547)

Balance, end of period	$41,192	$46,010	$45,595

     The following summarizes impaired loans (in thousands):

	December 31, 2005		December 31, 2004
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$386	$193	$247	$123
Impaired loans without specific valuation allowances	6,878	—	8,123	—

Total	$7,264	$193	$8,370	$123

     The average gross recorded investment in impaired loans was $6.8 million, $10.3 million and $16.3 million during the years ended December 31, 2005, 2004 and 2003, respectively.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Contracted interest income	$343	$464	$666
Interest income recognized	(192)	(192)	(396)

Foregone interest income	$151	$272	$270

     Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans on which interest recognition has been suspended because of doubts as to the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Non-performing assets (in thousands):

	December 31,
	2005	2004	2003
Non-accrual — tax certificates	$388	$381	$894

Non-accrual — loans
Residential	5,981	5,538	9,777
Commercial real estate and business	340	340	52
Small business	9	88	155
Lease financing	—	727	25
Consumer	471	1,210	794

Total non-accrual loans	6,801	7,903	10,803

Real estate owned	967	692	2,422

Total non-performing assets	$8,156	$8,976	$14,119

Other potential problem loans (in thousands):

	December 31,
	2005	2004	2003
Loans contractually past due 90 days or more and still accruing	$—	$—	$135
Performing impaired loans, net of specific allowances	193	320	180
Restructured loans	77	24	1,387

Total potential problem loans	$270	$344	$1,702

     Loans contractually past due 90 days or more and still accruing represent loans that have matured and the borrower continues to make the payments under the matured loan agreement. BankAtlantic is in the process of renewing or extending these matured loans. Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. There were no commitments to lend additional funds on non-performing loans and BankAtlantic has $105,000 of commitments to lend additional funds to potential problem loans at December 31, 2005.
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(75)	$(137)	$(1,122)
Provisions for losses on REO	—	(5)	(812)
Net gains on sales	1,840	694	1,984

Total income from real estate acquired	$1,765	$552	$50

     There were no write downs of real estate acquired during the year ended December 31, 2005. During the years ended December 31, 2004 and 2003 real estate acquired write downs were $5,000 and $812,000, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
5. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2005	2004
Loans receivable	$26,107	$22,128
Investment securities and tax certificates	10,929	9,527
Securities available for sale	4,454	4,327

Accrued interest receivable	$41,490	$35,982

6. Office Properties and Equipment
     Office properties and equipment was comprised of (in thousands):

	December 31,
	2005	2004
Land	$35,364	$28,958
Buildings and improvements	85,211	81,650
Furniture and equipment	98,849	73,702

Total	219,424	184,310
Less accumulated depreciation	65,304	54,520

Office properties and equipment, net	$154,120	$129,790

     During the year ended December 31, 2005, the BankAtlantic opened its new Corporate Center, which serves as its corporate headquarters. The Company recorded a $3.7 million impairment charge in its Statement of Operations for the year ended December 31, 2005 as a result of the corporate headquarters relocation and the expected demolition of the old corporate headquarters building. The building and equipment were previously included in the BankAtlantic reportable segment.
     Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $14.3 million, $11.9 million and $10.0 million of depreciation expense for the years ended December 31, 2005, 2004 and 2003, respectively. Included in furniture and equipment at December 31, 2005 and 2004 was $6.1 million and $5.4 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2.1 million, $1.6 million and $1.4 million, respectively, of software cost amortization.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
7. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2005 and 2004 was 1.26 % and 0.87%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Interest free checking	$1,019,949	27.18%	$890,398	25.75%
Insured money fund savings
1.76% at December 31, 2005,
1.05% at December 31, 2004,	846,441	22.56	875,422	25.32
NOW accounts
0.50% at December 31, 2005,
0.30% at December 31, 2004,	755,708	20.14	658,137	19.04
Savings accounts
0.46% at December 31, 2005,
0.28% at December 31, 2004,	313,889	8.36	270,001	7.81

Total non-certificate accounts	2,935,987	78.24	2,693,958	77.92

Certificate accounts:
Less than 2.00%	20,546	0.55	302,319	8.74
2.01% to 3.00%	181,589	4.84	327,958	9.49
3.01% to 4.00%	475,750	12.67	74,439	2.15
4.01% to 5.00%	130,288	3.47	21,357	0.62
5.01% to 6.00%	4,767	0.13	34,988	1.01

Total certificate accounts	812,940	21.66	761,061	22.01

Total deposit accounts	3,748,927	99.90	3,455,019	99.93

Premium on brokered deposits	(35)	(0.00)	(308)	(0.01)
Fair value adjustment related to acquisitions	—	—	16	0.00
Interest earned not credited to deposit accounts	3,784	0.10	2,475	0.08

Total	$3,752,676	100.00%	$3,457,202	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Money fund savings and NOW accounts	$16,592	$10,860	$11,142
Savings accounts	909	652	856
Certificate accounts — below $100,000	12,676	8,126	10,914
Certificate accounts, $100,000 and above	10,225	8,873	13,457
Less early withdrawal penalty	(318)	(156)	(180)

Total	$40,084	$28,355	$36,189

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     At December 31, 2005, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
0.00% to 2.00%	$17,253	$2,242	$422	$384	$96	$149
2.01% to 3.00%	162,503	14,780	3,188	997	122	—
3.01% to 4.00%	395,628	45,924	22,315	6,114	5,348	420
4.01% to 5.00%	84,378	28,735	8,293	6,977	1,905	—
5.01% and greater	2,773	1,673	314	—	—	7

Total	$662,535	$93,354	$34,532	$14,472	$7,471	$576

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2005
3 months or less	$142,901
4 to 6 months	89,290
7 to 12 months	73,346
More than 12 months	57,430

Total	$362,967

     Included in certificate accounts at December 31, was (in thousands):

	2005	2004
Brokered deposits	$77,898	$140,116
Public deposits	63,767	114,052

Total institutional deposits	$141,665	$254,168

     The Company also has $398,000 and $0 of brokered deposits included in transaction accounts at December 31, 2005 and 2004, respectively.
     Ryan Beck acted as principal dealer in obtaining $19.7 million and $20.6 million of the brokered deposits outstanding as of December 31, 2005 and 2004, respectively. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
8. Advances from Federal Home Loan Bank and Federal Funds Purchased
Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Payable During Year	Year		December 31,
Ending December 31,	Callable	Interest Rate	2005	2004
2005		1.86%	$—	$7,500
2006		1.89%	2,083	10,417
2008		5.14% to 5.67%	409,000	409,000
2010		5.84% to 6.34%	32,000	32,000
2011		4.50% to 5.05%	80,000	50,000

Total fixed rate advances			523,083	508,917

European callable fixed rate advances — 2011	2005	5.05%	—	30,000

Bermuda callable fixed rate advances — 2009	2006	4.46%	10,000	10,000

2005		2.13% to 2.57%	—	870,000
2006		1.18% to 2.39%	—	125,000
2006		4.11% to 4.51%	650,000	—

Total adjustable rate advances			650,000	995,000

2009	2006	4.14%	25,000	—
2010	2006	3.71%	25,000	—
2012	2006	3.71% to 4.14%	50,000	—

Flipper callable adjustable rate advances			100,000	—

Purchase accounting fair value adjustments			449	580

Total FHLB advances			$1,283,532	$1,544,497

Average cost during period			4.04%	3.93%

Average cost end of period			4.76%	3.41%

     European callable advances give the FHLB the option to reprice the advance at a specific future date. Bermuda callable advances give the FHLB the option to reprice the advance anytime from the call date until the payable date. Once the FHLB exercises its call option, the Company has the option to convert to a three month LIBOR-based floating rate advance, pay off the advance or convert to another fixed rate advance. A flipper callable adjustable rate advance bears interest at a LIBOR-based floating rate which adjusts quarterly. After one year the advances have a weighted average fixed rate of 3.77%. The FHLB, after one year, has an option to convert the borrowing to a LIBOR-based rate that adjusts quarterly. If the FHLB makes such an election, BankAtlantic will have the right to pre-pay the advances at no penalty or premium.
     At December 31, 2005, $2.1 billion of 1-4 family residential loans, $218.5 million of commercial real estate loans and $506.0 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years.
     As of December 31, 2005, BankAtlantic pledged $7.6 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $6.3 million. The FRB line of credit has not yet been utilized by the Company.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Federal Funds Purchased and Treasury Borrowings:
     BankAtlantic established $532.9 million of lines of credit with other banking institutions for the purchase of federal funds. During the year ended December 31, 2005, BankAtlantic began participating in a treasury tax and loan program with the Department of Treasury. Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2005, the outstanding balance under this program was $24.7 million. The following table provides information on federal funds purchased and Treasury borrowings at December 31, 2005 (dollars in thousands):

	2005	2004	2003
Ending balance	$139,475	$105,000	$—
Maximum outstanding at any month end Within period	$181,065	$105,000	$180,000
Average amount outstanding during period	$124,605	$47,661	$60,179
Average cost during period	3.42%	2.47%	1.29%
9. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2005 and 2004, the outstanding balances of customer repurchase agreements were $116.0 million and $99.6 million, respectively. Institutional repurchase agreements outstanding at December 31, 2005 and 2004 were $0 and $197.0 million, respectively.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Maximum borrowing at any month-end within the period	$287,088	$374,824	$365,042
Average borrowing during the period	$185,111	$189,398	$193,068
Average interest cost during the period	2.88%	1.26%	1.11%
Average interest cost at end of the period	4.10%	2.16%	0.73%
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2005 (1)
Mortgage-backed securities	$84,023	$83,376	$81,617	4.10%
REMIC	37,241	35,151	34,409	4.10

Total	$121,264	$118,527	$116,026	4.10%

December 31, 2004 (1)
Mortgage-backed securities	$213,824	$215,904	$202,358	2.09%
REMIC	96,644	96,267	94,285	2.30

Total	$310,468	$312,171	$296,643	2.16%

     (1) At December 31, 2005 and 2004, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     All repurchase agreements existing at December 31, 2005 matured and were repaid in January 2006. These securities were held by unrelated broker dealers.
10. Notes, Bonds and Junior Subordinated Debentures
     The Company had the following subordinated debentures, notes and bonds payable outstanding at December 31, 2005 and 2004 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2005	2004	Rate	Date
BankAtlantic Bancorp Borrowings
Bank line of credit	9/16/05	$—	$—	Prime -.50%	9/15/2006
Bank line of credit	8/24/00	—	100	Prime -.50%	3/1/2007

Total BBC borrowings		—	100

BankAtlantic Borrowings
Subordinated debentures (1)	10/29/02	22,000	22,000	LIBOR + 3.45%	11/7/2012
Development notes	3/22/02	7,651	1,036	Prime + 1.00%	8/26/2006
Development notes	3/22/02	468	4,647	Prime + .75%	5/1/2006
Mortgage-Backed Bond	3/22/02	8,973	9,958	(2)	9/30/2013

Total BankAtlantic borrowings		39,092	37,641

Total notes and bonds		$39,092	$37,741

BankAtlantic secured borrowings	Various	$138,270	$—	Floating	Various

(1)	LIBOR interested rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
     The Company had the following junior subordinated debentures outstanding at December 31, 2005 and 2004 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate	Date	Date
Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%	3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%	9/30/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40 (2)%	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45(2)%	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65(2)%	4/07/2033	4/07/2008

Total Subordinated Debentures (1)		$263,266

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     Annual maturities of Junior Subordinated Debentures and other debt outstanding at December 31, 2005 are as follows (in thousands):

Year Ending
December 31,	Amount
2006	$66,816
2007	37,185
2008	28,159
2009	10,813
2010	3,416
Thereafter	294,239

$440,628

     At December 31, 2005 and 2004, $5.9 million and $6.7 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s statements of financial condition.
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
BankAtlantic Bancorp:
Revolving Credit Facilities:
     In March 2005, the Company repaid the remaining $100,000 under a revolving credit facility with an independent financial institution. In May 2005, the Company entered into a modification agreement to the revolving credit facility reducing the commitment amount from $30 million to $20 million and extending the maturity date from March 1, 2005 to March 1, 2007. In February 2006, the credit facility commitment was reduced to $15 million. The credit facility contains customary covenants, including financial covenants relating to BankAtlantic’s regulatory capital and maintenance by BankAtlantic of certain loan loss reserves, and is secured by the common stock of BankAtlantic. At December 31, 2005 the Company was in compliance with all loan covenants except with respect to the allowance for loan losses to total loans ratio in which the covenants were revised in February 2006. The Company was in compliance with the revised covenants.
     In September 2005, the Company entered into a revolving credit facility of $15 million with another independent financial institution. The credit facility contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. This loan is secured by the common stock of BankAtlantic. At

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
December 31, 2005 the Company was in compliance with all loan covenants.
BankAtlantic:
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. BankAtlantic pledged $13.6 million of residential loans as collateral for this bond at December 31, 2005.
     In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The Subordinated Debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then-prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.
     The development notes are the obligation of a real estate joint venture that was acquired in connection with a financial institution acquisition during 2002. The notes are secured by construction of specific homes. The notes are with unrelated financial institutions with interest rates ranging from prime plus 0.75% to prime plus 1% with interest rate floors ranging from 5.00% to 5.75%. These notes mature in 2006. BankAtlantic’s wholly-owned subsidiary has a 50% interest in the real estate joint venture. The joint venture is a variable interest entity and is consolidated in the Company’s consolidated financial statements.
     BankAtlantic has entered into loan participation agreements in order to fund large balance loans and to limit its credit risk to one borrower. These agreements require other lenders to fund a portion of the loans on a non-recourse basis and BankAtlantic continues to service the loan. The other lenders may or may not have the right to sell, transfer or pledge their participation during the life of the contract. In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” loan participation arrangements that satisfy various criteria which include giving the participant the right to sell, transfer or pledge its participation are accounted for as loan sales. Loan participation arrangements that limit the participants’ ability to sell, transfer or pledge the participation are accounted for as secured borrowings. At December 31, 2005, the outstanding balance of participations sold was $220.5 million of which $138.3 million were accounted for as secured borrowings and $82.2 million were accounted for as loan sales.
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
     During the years ended December 31, 2005, 2004 and 2003, the Company received net consideration of $2.3 million, $3.7 million and $4.5 million, respectively, from the exercise of stock options. During the year ended December 31, 2005 and 2004, the Company redeemed 260,417 and 268,644 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes.
Restricted Stock:
     In December 1998, the Company adopted a Restricted Stock Incentive Plan (“BankAtlantic Bancorp-Ryan Beck

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
Restricted Stock Incentive Plan”) to provide additional incentives to officers and key employees of its subsidiary, Ryan Beck. The Plan provided up to 862,500 shares of restricted Class A common stock, of which not more than 287,500 shares may be granted to any one person. The Plan allows the Board of Directors of the Company to impose an annual cap on awards. During the year ended December 31, 2003, the Company issued 12,500 shares of restricted stock. There were no restricted shares issued under the Plan during the years ending December 31, 2005 and 2004. During the years ended December 31, 2005, 2004 and 2003, 16,287, 0 and 33,760 shares, respectively, of restricted stock vested and there were no restricted shares outstanding under this Plan at December 31, 2005.
     During the year ended December 31, 2005 the Company issued to non-employee directors 9,268 shares of restricted Class A common stock. The restricted stock was issued under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock vests monthly over a 12 month period and 4,634 shares of restricted stock under these grants remained subject to vesting at December 31, 2005.
     At December 31, 2005, 128,000 shares of restricted Class A common stock previously awarded to key employees of BankAtlantic were outstanding and remained subject to vesting. During the years ended December 31, 2005, 2004 and 2003, 19,500, 19,500 and 21,000 shares, respectively, of restricted shares previously awarded vested. None of these restricted share awards were approved by security holders.
BankAtlantic Bancorp Stock Option Plans:

	Stock Option Plans
	Maximum Term (3)	Shares Authorized (6)	Class of Stock	Vesting Requirements	Type of Options (5)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1998 Ryan Beck Option Plan	10 years	362,417	A	(4)	ISO, NQ
1998 Stock Option Plan	10 years	920,000	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(2)	NQ
1999 Stock Option Plan	10 years	862,500	A	(2)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options. All directors’ stock options vest immediately.

(2)	Vesting is established by the Compensation Committee.

(3)	All outstanding options must be exercised no later than 10 years after their grant date.

(4)	Upon acquisition of Ryan Beck the Company assumed all options outstanding under Ryan Beck’s existing stock option plans at various exercise prices based upon the exercise prices of the assumed option. No new options will be issued under the 1998 Ryan Beck option plan and the plan will terminate when the outstanding options are exercised or expire.

(5)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(6)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 restricted stock and options available for grant under the 2001 stock option plan were canceled.
     In May 2005 at the Annual Meeting of Shareholders of BankAtlantic Bancorp, Inc, the shareholders approved the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Plan provides up to 6,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The following is a summary of the Company’s Class A common stock option activity:

Class A
Outstanding
Options
Outstanding at December 31, 2002	7,449,348
Exercised	(1,301,470)
Forfeited	(224,781)
Issued	1,015,123

Outstanding at December 31, 2003	6,938,220
Exercised	(1,461,678)
Forfeited	(77,797)
Issued	776,100

Outstanding at December 31, 2004	6,174,845
Exercised	(923,140)
Forfeited	(71,023)
Issued	858,571

Outstanding at December 31, 2005	6,039,253

Available for grant at December 31, 2005	5,139,911

	For the Years Ended December 31,
	2005	2004	2003
Weighted average exercise price of options outstanding	$9.08	$6.79	$4.62
Weighted average exercise price of options exercised	$2.52	$2.56	$4.10
Weighted average price of options forfeited	$11.13	$8.15	$5.14
     The method used to calculate the fair value of the options granted was the Black-Scholes model with the following grant date fair values and assumptions:

		Weighted Average
	Number of			Risk Free		Expected
Year of	Options	Grant Date	Exercise	Interest	Expected	Dividend
Grant	Granted	Fair Value	Price	Rate	Volatility	Yield
2003	1,015,123	$3.66	$7.45	3.34%	50.00%	1.27%
2004	776,100	$8.42	$18.20	4.32%	41.00%	0.73%
2005	858,571	$7.27	$18.74	4.10%	31.00%	0.76%
     The employee turnover factor was 2.00%, 1.00% and 6.00% for stock options during the year ended December 31, 2005, 2004 and 2003, respectively. The expected life for options issued for each of the years in the three year period ended December 31, 2005 was 7.0 years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
     The following table summarizes information about fixed stock options outstanding at December 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price
A	$1.92 to $3.83	1,405,105	3.4 years	$3.22	722,036	$3.45
A	$3.84 to $6.70	1,180,961	2.4 years	4.98	1,179,459	4.98
A	$6.71 to $9.36	1,811,822	6.7 years	7.98	65,310	8.01
A	$9.37 to $19.02	1,641,365	8.9 years	18.32	89,415	15.42

		6,039,253	5.7 years	$9.08	2,056,220	$4.99

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price
A	$1.73 to $1.91	620,358	0.3 years	$1.77	620,358	$1.77
A	$1.92 to $3.83	1,533,561	4.3 years	3.19	469,150	3.71
A	$3.84 to $6.70	1,347,449	3.4 years	4.94	1,345,947	4.94
A	$6.71 to $9.36	1,897,377	7.6 years	8.00	108,416	8.03
A	$9.37 to $18.20	776,100	9.5 years	18.20	35,000	18.20

		6,174,845	5.4 years	$6.79	2,578,871	$4.28

     The following table summarizes information about fixed stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 12/31/03	Contractual Life	Price	at 12/31/03	Price
A	$1.73 to 1.91	1,673,384	0.9 years	$1.77	1,281,013	$1.77
A	$1.92 to 3.83	1,563,844	5.3 years	3.19	368,829	3.71
A	$3.84 to 6.70	1,752,835	4.5 years	4.89	725,370	5.00
A	$6.71 to 9.36	1,948,157	8.7 years	8.00	82,995	8.38

		6,938,220	5.0 years	$4.62	2,458,207	$3.23

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Ryan Beck Stock Option Plan:
     The following is a summary of Ryan Beck’s common stock option activity:

RB Holdings
Outstanding
Options
Outstanding at December 31, 2002	1,477,500
Exercised	—
Forfeited	(22,500)
Issued	75,000

Outstanding at December 31, 2003	1,530,000
Exercised	(90,000)
Forfeited	(15,000)
Issued	820,500

Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(198,500)
Issued	22,000

Outstanding at December 31, 2005	2,069,000

Available for grant at December 31, 2005	368,500

     In March 2002, Ryan Beck’s Board of Directors granted to certain executives options to acquire an aggregate of 1,155,000 shares of Ryan Beck common stock at an exercise price of $1.60. The exercise price was below the $1.68 fair value at the date of grant. All of the options issued under this grant vested immediately. Additionally, in June 2002, options to acquire 322,500 shares of Ryan Beck common stock were granted with an exercise price equal to the fair value at the date of grant ($1.68), all of which vest four years from the grant date. During 2003, options to acquire 75,000 shares of Ryan Beck common stock were granted with an exercise price equal to the fair value at the date of grant ($3.36), all of which vest four years from the grant date. In March 2004, options were granted to acquire an aggregate of 798,500 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.26), and in July 2004, options were granted to acquire 22,000 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.28), all of which vest four years from the grant date and expire ten years from the grant date. In January 2005, options were granted to acquire 22,000 shares of Ryan Beck common stock at an exercise price equal to fair value at the date of grant ($5.46), all of which vest four years from the grant date and expire ten years from the grant date. In June 2004, options to acquire 90,000 shares of Ryan Beck common stock were exercised at a price of $1.60 per share. During the years ended December 31, 2005, 2004 and 2003, options to acquire 198,500, 15,000 and 22,500 shares of Ryan Beck common stock were forfeited with a weighted average exercise price of $5.26, $3.73, and $1.68, respectively.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
     The provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Continuing operations	$33,498	$39,910	$23,424
Discontinued operations	—	—	16,512

Total provision for income taxes	$33,498	$39,910	$39,936

Continuing operations:
Current:
Federal	$33,153	$28,494	$15,555
State	6,240	4,783	2,515

	39,393	33,277	18,070

Deferred:
Federal	(4,846)	6,811	6,429
State	(1,049)	(178)	(1,075)

	(5,895)	6,633	5,354

Provision for income taxes	$33,498	$39,910	$23,424

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

		For the Years Ended December 31,
	2005		2004		2003
Income tax provision at expected federal income tax rate of 35%	$32,438	35.00%	$38,737	35.00%	$21,707	35.00%
Increase (decrease) resulting from:
Tax-exempt income	(5,154)	(5.56)	(1,817)	(1.64)	(267)	(0.43)
Provision for state taxes, net of federal benefit	3,373	3.64	2,993	2.70	2,104	3.39
Change in State tax valuation allowance	777	0.84	94	0.08	(1,168)	(1.88)
Low income housing tax credits	(549)	(0.59)	(468)	(0.42)	(555)	(0.89)
Non-deductible fines and penalties	3,500	3.78
Levitt spin-off nondeductible items	—	—	90	0.08	1,275	2.06
Other — net	(887)	(0.96)	281	0.26	328	0.52

Provision for income taxes	$33,498	36.15%	$39,910	36.06%	$23,424	37.77%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Deferred tax assets:
Allowance for loans, REO, tax certificate losses, reserves and write-downs for financial statement purposes	$19,978	$20,752	$27,419
Federal and State net operating loss and capital loss carryforward	3,609	2,722	2,661
Compensation expensed for books and deferred for tax purposes	10,225	4,746	3,754
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	1,135	1,078	1,293
Accumulated other comprehensive income	4,057	606	—
Other	1,930	1,397	1,291

Total gross deferred tax assets	40,934	31,301	36,418
Less valuation allowance	(3,341)	(2,564)	(2,470)

Total deferred tax assets	37,593	28,737	33,948

Deferred tax liabilities:
Deferred loan income	1,452	1,190	885
Purchase accounting adjustments for bank acquisitions	2,219	1,920	2,229
Accumulated other comprehensive income	—	—	3,297
Prepaid pension expense	2,454	2,517	2,607
Depreciation for tax greater than book	665	1,146	—
Securities owned recorded at fair value for books and historical cost for tax purposes	931	1,216	1,327
Other	257	479	604

Total gross deferred tax liabilities	7,978	8,468	10,949

Net deferred tax asset	29,615	20,269	22,999
Less net deferred tax asset at beginning of period	(20,269)	(22,999)	(35,316)
Increase (decrease) in accumulated other comprehensive income	(3,451)	(3,903)	1,019

Benefit (provision) for deferred income taxes	5,895	(6,633)	(11,298)
Benefit for deferred income taxes — discontinued operations	—	—	4,073
Reduction in deferred tax asset associated with Levitt spin-off and GMS	—	—	1,871

Benefit (provision) for deferred income taxes — continuing operations	$5,895	$(6,633)	$(5,354)

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Balance, beginning of period	$2,564	$2,470	$4,369
Discontinued operations valuation allowance activity	—	—	(418)
Increase (reduction) in state deferred tax valuation allowance	777	94	(1,168)
Other decreases and reclassifications	—	—	(313)

Balance, end of period	$3,341	$2,564	$2,470

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2005, 2004 and 2003 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carryforwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.
     At December 31, 2005, the Company had NOL’s of $93 million for state tax purposes primarily associated with BankAtlantic Bancorp and Leasing Technology, Inc (a wholly-owned subsidiary of BankAtlantic.) The Company files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past six years resulting from its debt obligations and Leasing Technology Inc. has incurred significant losses associated with its lease financing activities. As a consequence, management believes that it is more likely than not that the State NOL associated with these companies will not be realized.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2005, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
13. Pension and 401(k) Plans
BankAtlantic Pension Plan:
     At December 31, 1998, the Company froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s funded status and the minimum pension liability included in the consolidated statements of financial condition (in thousands):

	December 31,
	2005	2004
Projected benefit obligation at the beginning of the year	$26,234	$23,094
Interest cost	1,565	1,508
Actuarial loss	2,361	2,421
Benefits paid	(779)	(789)

Projected benefit obligation at end of year	$29,381	$26,234

	December 31,
	2005	2004
Fair value of Plan assets at the beginning of year	$25,097	$23,927
Actual return on Plan assets	1,833	1,959
Employer contribution	—	—
Benefits paid	(779)	(789)

Fair value of Plan assets as of actuarial date	$26,151	$25,097

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004
Actuarial present value of projected benefit obligation for service rendered to date	$(29,381)	$(26,234)
Plan assets at fair value as of the actuarial date	26,151	25,097

(Unfunded) accumulated benefit obligation (1)	(3,230)	(1,137)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	9,917	7,661

Prepaid pension cost (2)	$6,687	$6,524

(1)	The measurement date for the accumulated benefit obligation was December 31, 2005 and 2004. The unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation.
     For the years ended December 31, 2005 and 2004, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

	December 31,
	2005	2004
Change in prepaid pension cost	$—	$(6,524)
Change in minimum pension liability	(2,093)	(1,137)
Change in deferred tax assets	942	2,758
Other adjustments	162	—

Decrease in other comprehensive income	$(989)	$(4,903)

     Net pension expense includes the following components (in thousands):

	For the Years Ended
	2005	2004	2003
Service cost benefits earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	1,565	1,508	1,485
Expected return on plan assets	(2,100)	(1,998)	(1,470)
Amortization of unrecognized net gains and losses	698	723	1,212

Net periodic pension expense (1)	$163	$233	$1,227

(1)	Periodic pension expense is included as an increase in compensation expense.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2005	2004	2003
Weighted average discount rate	5.50%	6.00%	6.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50%
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the reduction in the discount rate at December 31, 2005 reflects historically low interest rate trends related to these bonds. Current participant data was used for the actuarial assumptions for each of the three years ended

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005. The Company contributed $750,000 to the Plan during the year ended December 31, 2003. The Company did not make any contributions to the Plan during the years ended December 31, 2005 and 2004. The Company will not be required to contribute to the Plan for the year ending December 31, 2006.
     The Company’s pension plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	Plan Assets
	At December 31,
	2005	2004
Equity securities	76.19%	76.62%
Debt securities	20.54	21.57
Cash	3.27	1.81

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2005, 9.4% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation is 66% equity securities, 30% debt securities and 4% cash during the year ended December 31, 2005. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2006	$890
2007	913
2008	980
2009	1,177
2010	1,372
Years 2011-2015	7,672
     There are large increases in annual benefit payouts expected in 2009 and 2010 when four key employees reach normal retirement age.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     BankAtlantic 401(k) Plan:
     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Employee Salary Contribution Limit (1)	$14	$13	$12
Percentage of Salary Limitation	75%	75%	75%
Total Match Contribution (2)	$2,037	$1,790	$1,558
Vesting of Employer Match	Immediate	Immediate	Immediate

(1)	For the 2005, 2004 and 2003 plan year, employees over the age of 50 were entitled to contribute $18,000, $16,000 and $14,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
BankAtlantic Profit Sharing Plan
     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2005, 2004 and 2003 was $4.4 million, $5.7 million and $3.6 million, respectively, of expenses associated with the Plan.
Ryan Beck Plans:
     Ryan Beck 401(k) Savings Plan:
     Ryan Beck’s employees may contribute up to 25% of their eligible earnings, subject to certain limitations, to the Ryan Beck 401(k) Savings Plan. In 2003, Ryan Beck began an employer match of 50% on the first 6% of contributions for salaried employees. Additionally, Ryan Beck awarded an additional 0%, 2% and 1% of contributions for salaried employees as a discretionary match during the years ended December 31, 2005, 2004 and 2003, respectively. Included in employee compensation and benefits on the consolidated statement of operations was $502,000, $1.6 million and $332,000 of operating and employer contribution expenses related to the 401(k) Savings Plan during the years ended December 31, 2005, 2004 and 2003, respectively.
     Ryan Beck & Co., Inc., Deferred Compensation and Supplemental Retirement Plans
     During the year ended December 31, 2002, Ryan Beck established the Ryan Beck & Co., Inc. Voluntary Deferred Compensation Plan for certain employees whereby the employee may elect to defer a portion of his or her compensation for a minimum of 3 years or until retirement. These contributions are fully vested. The obligations under the terms of this plan are not required to be funded. The obligations are unsecured general obligations to pay, in the future, the value of the deferred compensation, adjusted to reflect the performance of selected measurement options chosen by each participant. Ryan Beck has elected to invest partially in the mutual fund options chosen by the participants to manage the market risk of this obligation. As of December 31, 2005 and 2004 the deferred compensation participant value totaled $21.5 million and $17.0 million, respectively. For the same periods, the deferred compensation liability under this plan totaled $17.3 million and $14.4 million, respectively.
     During the year ended December 31, 2005 Ryan Beck established a New Deferred Incentive Compensation Plan in which Ryan Beck allocates an award to the plan based on a formula, its discretion or a negotiated employment letter. Depending on the type of the award and the date of allocation to the plan, there is a 3, 5 or 7 year vesting period. As of December 31, 2005 and 2004 the deferred compensation participant value totaled $14.7 million and $7.4 million, respectively. For the same periods, the deferred compensation liability under this plan totaled $5.9 million and $4.1 million, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During 2004, Ryan Beck amended the Ryan Beck & Co., Inc. Supplemental Bonus Plan whereby Ryan Beck established incentive deferred compensation which vests over multiple years. During the years ended December 31, 2005, 2004, and 2003, Ryan Beck awarded deferred bonuses under this Plan of $0, $1.0 million and $0, respectively. The 2004 awards vest and are payable in three equal installments on the first business day in January 2006, 2007 and 2008.
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
     Included in employee compensation and benefits expense in the Company’s consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003 was $6.3 million, $3.8 million and $2.6 million, respectively, associated with the above deferred compensation Plans.
Ryan Beck & Co., Inc., Recruitment and Retention Program
     Ryan Beck has a recruitment and retention plan for certain financial consultants, key employees and others. Pursuant to this plan the participants received forgivable notes of $8.6 million, $8.0 million and $6.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. Each forgivable note will generally have a term of five to seven years. A pro-rata portion of the principal amount of the note is forgiven each month over the five or seven year term. If a participant terminates employment with Ryan Beck prior to the end of the term of the Note, the outstanding balance becomes immediately due to Ryan Beck. Included in other assets as of December 31, 2005 and 2004 were $18.7 million and $16.7 million, respectively, of forgivable notes. Included in employee compensation and benefits expense in the Company’s consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003 was $4.9 million, $5.4 million and $4.9 million, respectively, of forgivable note amortization.
14. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2005, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2006	$15,293
2007	14,881
2008	13,069
2009	10,943
2010	6,848
Thereafter	27,871

Total	$88,905

	For the Years Ended
		December 31,
	2005	2004	2003
Rental expense for premises and equipment	$19,765	$18,885	$17,697

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2005	2004
Commitments to sell fixed rate residential loans	$13,634	$19,537
Commitments to sell variable rate residential loans	4,438	6,588
Forward contract to purchase mortgage-backed securities	—	3,947
Commitments to purchase variable rate residential loans	6,689	40,015
Commitments to originate loans held for sale	16,220	21,367
Commitments to originate loans held to maturity	311,081	238,429
Commitments to extend credit, including the undisbursed portion of loans in process	1,151,054	1,170,191
Commitments to purchase branch facilities land	5,334	—
Standby letters of credit	67,868	55,605
Commercial lines of credit	119,639	121,688
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $64.0 million of commitments to extend credit at a fixed interest rate and $1.4 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $49.8 million at December 31, 2005. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.1 million at December 31, 2005. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2005 was $183,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $60.8 million and $51.3 million at December 31, 2005 and 2004, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2005 BankAtlantic was in compliance with this requirement, with an investment of approximately $69.9 million in stock of the FHLB of Atlanta.
     During the year ended December 31, 2004 BankAtlantic identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”,) and cooperated with its regulators and other federal agencies concerning those deficiencies. Management believes that BankAtlantic is currently in compliance with all AML-BSA laws and regulations. Based on the prior compliance deficiencies and the experiences of other financial institutions that were fined for compliance deficiencies, management established a $10 million reserve as of December 31, 2005 for possible fines and penalties from government agencies with respect to these compliance matters.
     The Company, through its ownership of Ryan Beck, is subject to the risks of investment banking. Ryan Beck’s customers’ securities transactions are introduced on a fully disclosed basis to its clearing broker. The clearing broker carries all of the accounts of the customers of Ryan Beck and is responsible for execution, collection and payment of funds, and receipt and delivery of securities relative to customer transactions. Customers’ securities activities are transacted on a cash and margin basis. These transactions may expose Ryan Beck to off-balance-sheet risk, wherein the clearing broker may charge Ryan Beck for any losses it incurs in the event that customers may be unable to fulfill their contractual commitments

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and margin requirements are not sufficient to fully cover losses. As the right to charge Ryan Beck has no maximum amount and applies to all trades executed through the clearing broker, Ryan Beck believes there is no maximum amount assignable to this right. At December 31, 2005, Ryan Beck recorded liabilities of approximately $13,000 with regard to this right. Ryan Beck has the right to pursue collection or performance from the counter parties who do not perform under their contractual obligations. Ryan Beck seeks to minimize this risk through procedures designed to monitor the creditworthiness of its customers and ensure that customer transactions are executed properly by the clearing broker.
     Ryan Beck enters into various transactions involving derivatives and other off-balance sheet financial instruments. These financial instruments include futures, mortgage-backed to-be-announced securities (TBAs) and securities purchased and sold on a when-issued basis (when-issued securities). These derivative financial instruments are used to meet the needs of customers, conduct trading activities, and manage market risks and are, therefore, subject to varying degrees of market and credit risk. Derivative transactions are entered into for trading purposes or to economically hedge other positions or transactions.
     Ryan Beck enters into futures contracts and TBAs and when-issued securities, all of which provide for the delayed delivery of the underlying instrument. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Accordingly, futures contracts generally do not have credit risk. The credit risk for TBAs, options and when-issued securities is limited to the unrealized market valuation gains recorded in the statement of financial condition. Market risk is substantially dependent upon the value of the underlying financial instruments and is affected by market forces such as volatility and changes in interest rates.
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
     Ryan Beck is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.
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
     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2005, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2005, this capital distribution limitation was $91.5 million. During the years ended December 31, 2005, 2004 and 2003 BankAtlantic paid $20 million, $15 million and $20 million, respectively, of dividends to the Company.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Ryan Beck paid $5 million in dividends to the Company during the year ended December 31, 2004. Future dividend payments by Ryan Beck will depend upon the results of operations, financial condition and capital requirements of Ryan Beck.
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total risk-based capital	$512,664	11.50%	$356,526	8.00%	$445,657	10.00%
Tier I risk-based capital	$446,419	10.02%	$178,263	4.00%	$267,394	6.00%
Tangible capital	$446,419	7.42%	$90,235	1.50%	$90,235	1.50%
Core capital	$446,419	7.42%	$240,627	4.00%	$300,784	5.00%
As of December 31, 2004:
Total risk-based capital	$476,600	10.80%	$352,886	8.00%	$441,107	10.00%
Tier I risk-based capital	$405,482	9.19%	$176,443	4.00%	$264,664	6.00%
Tangible capital	$405,482	6.83%	$89,030	1.50%	$89,030	1.50%
Core capital	$405,482	6.83%	$237,413	4.00%	$296,766	5.00%
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a)4, which provides for the computation of net capital to be based on the number and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was approximately $41.2 million, which was $40.2 million in excess of its required net capital of $1.0 million at December 31, 2005.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing broker. However, Ryan Beck safekeeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at December 31, 2005.
16. Legal Proceedings
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates, securities sales, brokerage and underwriting and acquisitions. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial condition will not be materially impacted by the resolution of these matters.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Parent Company Financial Information
     Condensed statements of financial condition at December 31, 2005 and 2004 and condensed statements of operations for each of the years in the three year period ended December 31, 2005 are shown below (in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION	December 31,
	2005	2004
ASSETS
Cash deposited at BankAtlantic	$5,695	$8,975
Short term investments	3,818	11,149
Notes receivable from Levitt Corporation	—	38,000
Investment securities	102,431	53,663
Investment in BankAtlantic	544,729	516,877
Investment in other subsidiaries	106,348	90,184
Current income tax receivable — BankAtlantic	4,954	3,725
Investment in unconsolidated subsidiaries	12,528	7,910
Other assets	5,736	6,236

Total assets	$786,239	$736,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$—	$100
Due to BankAtlantic	157	126
Junior subordinated debentures	263,266	263,266
Other liabilities	6,480	3,962

Total liabilities	269,903	267,454
Stockholders’ equity	516,336	469,265

Total liabilities and stockholders’ equity	$786,239	$736,719

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2005	2004	2003
Dividends from subsidiaries	$—	$5,000	$—
Dividends from BankAtlantic	20,000	15,000	20,000
Interest income from related parties	719	1,751	1,488
Interest income on investments	1,538	756	234

Total interest income and dividends	22,257	22,507	21,722
Interest expense on debentures and other borrowings	19,347	16,958	16,344

Net interest income	2,910	5,549	5,378

Securities activity, net	731	3,693	404
Litigation settlement	—	22,840	—
Income from unconsolidated subsidiaries	621	485	425
Service fees from subsidiaries and related parties	1,172	552	—

Total non-interest income	2,524	27,570	829

Employee compensation and benefits	4,047	3,042	90
Advertising and promotion	422	289	—
Loss on debt redemption	—	—	1,648
Professional fees	1,179	1,145	1,500
Other expenses	515	1,205	1,233

Total non-interest expense	6,163	5,681	4,471

Income from continuing operations before income tax (benefit) provision	(729)	27,438	1,736
Income tax (benefit) provision	(7,435)	2,693	(5,087)

Income from continuing operations	6,706	24,745	6,823
Discontinued operations, net of tax of $623	—	—	1,157

Income before undistributed earnings of subsidiaries	6,706	24,745	7,980
Equity in undistributed net income of subsidiaries excluding BankAtlantic	16,656	12,482	9,645
Equity in income from BankAtlantic	35,820	33,541	22,129
Equity in subsidiaries’ discontinued operations, net of tax of $15,889	—	—	27,963

Net income	$59,182	$70,768	$67,717

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Operating activities:
Income from continuing operations	$59,182	$70,768	$38,597
Income from discontinued operations	—	—	29,120
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	(52,476)	(46,023)	(59,737)
Amortization and accretion, net	868	804	1,060
Loss on debt redemption	—	—	1,648
Distribution of earnings from unconsolidated subsidiaries	621	485	425
Equity in earnings of unconsolidated subsidiaries	(621)	(485)	(2,077)
Gains on securities activities	(731)	(3,693)	(404)
Litigation settlement	—	(22,840)	—
Increase in other liabilities	5,730	6,982	2,539
Changes in due from BankAtlantic	31	1,282	(1,247)
(Increase) decrease in deferred tax asset	(32)	6,569	(1,246)
(Increase) decrease in other assets	(1,521)	(610)	12,730

Net cash provided by operating activities	11,051	13,239	21,408

Investing activities:
Repayments of loans to subsidiaries	38,000	5,500	5,000
Investments in unconsolidated subsidiaries, net	(4,618)	—	(1,502)
Purchase of securities	(128,055)	(128,708)	(16,700)
Proceeds from sales of securities	84,309	116,064	3,965

Net cash used by investing activities	(10,364)	(7,144)	(9,237)

Financing activities:
Issuance of common stock	1,179	2,334	4,472
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	(3,519)	(2,946)	—
Retirement of subsidiary common stock	(491)	—	—
Purchase of subsidiary common stock	491	—	—
Common stock dividends paid	(8,858)	(8,124)	(7,525)
Proceeds from issuance of junior subordinated debentures	—	—	77,346
Repayments of notes payable	(100)	—	(16,000)
Retirement of subordinated investment notes and subordinated debentures	—	—	(50,422)

Net cash provided by financing activities	(11,298)	(8,736)	7,871

Increase (decrease) in cash and cash equivalents	(10,611)	(2,641)	20,042
Cash and cash equivalents at beginning of period	20,124	22,765	2,723

Cash and cash equivalents at end of period	$9,513	$20,124	$22,765

(continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
(In thousands)	2005	2004	2003
Cash paid for:
Interest	$19,211	$16,902	$15,961
Supplementary disclosure of non-cash investing and financing activities:
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	1,149	1,405	—
Increase in equity for the tax effect related to the exercise of stock options	4,538	6,610	2,264
Increase (decrease) in stockholders’ equity from other comprehensive income	(5,343)	(6,948)	2,387
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	6,058	—
Increase in notes receivable in connection with the Levitt spin off	—	—	43,500
Reduction in stockholders’ equity associated with the Levitt spin off transaction	—	—	125,573
Issuance of Class A common stock upon conversion of subordinated debentures	—	—	211
Increase in junior subordinated debentures and investment in unconsolidated subsidiaries related to trust deconsolidation	—	—	7,910
18. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands except share and per share data).

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$84,348	$90,541	$92,929	$92,587	$360,405
Interest expense	31,450	36,146	38,511	39,221	145,328

Net interest income	52,898	54,395	54,418	53,366	215,077
Provision for (recovery from) loan losses	(3,916)	820	(3,410)	(109)	(6,615)

Net interest income after provision for loan losses	56,814	53,575	57,828	53,475	221,692

Income before taxes	30,699	38,635	23,148	198	92,680

Net income	$19,878	$24,537	$16,260	$(1,493)	$59,182

Basic earnings (loss) per share	$0.33	$0.41	$0.27	$(0.03)	$0.98

Diluted earnings (loss) per share	$0.31	$0.38	$0.26	$(0.03)	$0.92

Basic weighted average number of common shares outstanding	60,071,605	60,452,710	60,555,158	60,617,538	60,426,107

Diluted weighted average number of common shares outstanding	63,206,870	63,161,289	63,193,131	62,898,413	63,119,531

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The first quarter was impacted by a recovery of a commercial business loan that was charged-off in a prior period and a reduction in the allowance for loan losses resulting from repayments of classified loans.
     During the second quarter, Ryan Beck’s net income was $13.0 million. These earnings during the quarter were primarily due to a large mutual to stock transaction managed by Ryan Beck. Also during the second quarter BankAtlantic recognized a $3.7 million impairment charge associated with a decision to vacate and raze BankAtlantic’s former headquarters.
     The third quarter was impacted by recoveries from loan losses due to a decline in the required amount of the allowance for loan losses, reflecting lower balances of loans in industries that have higher risks than other industries in the commercial loan portfolio.
     The fourth quarter earnings were impacted by a $10.0 million reserve for fines and penalties associated with deficiencies in BankAtlantic’s compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and higher advertising and marketing expenses.

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
19. Estimated Fair Value of Financial Instruments
     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Instruments”.
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
     The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.
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
     Under SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The fair value of secured borrowings is its carrying amount.
     The fair values of subordinated debentures, junior subordinated debentures, and notes payable were based on discounted value of contractual cash flows at a market discount rate or price quotes.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents information for the Company’s financial instruments at December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$170,261	$170,261	$135,060	$135,060
Securities available for sale	674,544	674,544	747,160	747,160
Securities owned	180,292	180,292	125,443	125,443
Investment securities	364,444	364,122	307,438	306,963
Federal home loan bank stock	69,931	69,931	78,619	78,619
Loans receivable including loans held for sale, net	4,624,772	4,598,209	4,599,048	4,606,858
Financial liabilities:

Deposits	$3,752,676	$3,755,089	$3,457,202	$3,451,853
Short term borrowings	255,501	255,501	401,643	401,627
Advances from FHLB	1,283,532	1,288,012	1,544,497	1,564,188
Securities sold but not yet purchased	35,177	35,177	39,462	39,462
Secured borrowings	138,270	138,270	—	—
Subordinated debentures and notes payable	39,092	37,815	37,741	37,092
Junior subordinated debentures	263,266	260,510	263,266	265,955
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 14 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     During the year ended December 31, 2000, the Company entered into a forward contract to purchase the underlying collateral from a government sponsoring enterprises pool of securities in May 2005. The forward contract was held for trading purposes and recorded at fair value with changes in fair value included in earnings. In May 2005, the forward contract was settled with BankAtlantic acquiring $3.5 million of adjustable rate residential loans.
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
     Ryan Beck generally utilizes US treasury bond and note futures as economic hedges against its municipal bond trading portfolio. The financial futures are recorded at fair value with changes in fair value included in earnings. At December 31, 2005 Ryan Beck sold 245 US treasury contracts with a notional amount of $26.5 million. At December 31, 2005 and 2004 there were no derivatives designated as accounting hedges.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2005, BankAtlantic’s residential loan portfolio included $781 million of interest-only loans with the collateral primarily located in California and surrounding states. BankAtlantic manages this credit risk by purchasing interest-only loans to only the most credit worthy borrowers with loan-to-value and total debt to income ratios within agency guidelines.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2005, 2004 and 2003 (in thousands, except share data).

	For The Years Ended December 31,
	2005	2004	2003
Basic earnings per share
Numerator:
Income from continuing operations	$59,182	$70,768	$38,597
Discontinued operations	—	—	29,120

Net income	$59,182	$70,768	$67,717

Denominator:
Basic weighted average number of common shares outstanding	60,426,107	59,525,532	58,509,894

Basic earnings per share from:
Continuing operations	$0.98	$1.19	$0.66
Discontinued operations	—	—	0.50

Basic earnings per share	$0.98	$1.19	$1.16

	For the Years Ended December 31,
	2005	2004	2003
Diluted earnings per share
Numerator:
Income from continuing operations	$59,182	$70,768	$38,597
Subsidiary stock options	(834)	(668)	(251)
Interest expense on convertible debentures	—	—	569

Income available after assumed conversion from continuing operations	58,348	70,100	38,915
Discontinued operations	—	—	29,120

Income available after assumed conversion	$58,348	$70,100	$68,035

Denominator:
Basic weighted average number of common shares outstanding	60,426,107	59,525,532	58,509,894
Common stock equivalents resulting from:
Convertible debentures	—	—	1,311,676
Stock-based compensation	2,693,424	3,530,903	2,532,860

Diluted weighted average shares outstanding	63,119,531	63,056,435	62,354,430

Diluted earnings per share from:
Continuing operations	$0.92	$1.11	$0.62
Discontinued operations	—	—	0.46

Diluted earnings per share	$0.92	$1.11	$1.08

     Options to acquire 1,563,821, 776,100 and 0 shares of Class A common stock were anti-dilutive for the years ended December 31, 2005, 2004 and 2003, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. Real Estate Held for Development and Sale
     Real estate held for development and sale consist of the following (in thousands):

	December 31,
	2005	2004
Land and land development costs	$9,921	$10,662
Construction costs	8,264	12,163
Other costs	2,992	2,399
Branch banking facilities	—	2,468

Total	$21,177	$27,692

     Income from real estate operations were as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Sales of real estate	$25,762	$9,242	$19,850
Cost of sales on real estate	21,282	6,837	14,208

Income from real estate operations	$4,480	$2,405	$5,642

     Real estate held for development and sale at December 31, 2005 and 2004 includes real estate inventory from a joint venture that was acquired in connection with a financial institution acquisition during 2002.
     Included in income from real estate operations for the year ended December 31, 2005 and 2004, respectively, were $624,000, $274,000 and $0 of gains on sale of BankAtlantic branch facilities properties.
22. Investments in Unconsolidated Subsidiaries
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2005	2004
Statutory business trusts	$7,910	$7,910
Rental real estate joint venture	4,554	—

Total investments in unconsolidated subsidiaries	$12,464	$7,910

     The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Equity in rental real estate joint venture earnings	$65	$—	$—
Equity in statutory trusts earnings	556	485	425

Income from unconsolidated subsidiaries	$621	$485	$425

     During 2005, the Company invested in a rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives an 8% preferred return on its investment and 35% of any profits after return of the Company’s investment and the preferred return. In January 2006, the Company recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in the joint venture.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed solely to issue trust preferred securities.
     Dividends received from unconsolidated subsidiaries were $621,000, $485,000 and $425,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
     The statutory business trusts’ Condensed Combined Statements of Financial Condition as of December 31, 2005 and 2004 and Condensed Combined Statements of Operation for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	December 31,
Statement of Financial Condition	2005	2004
Junior subordinated debentures	$263,266	$263,266
Other assets	820	694

Total Assets	$264,086	$263,960

Trust preferred securities	$255,375	$255,375
Other liabilities	801	675

Total Liabilities	256,176	256,050

Common securities	7,910	7,910

Total Liabilities and Equity	$264,086	$263,960

	For the Years Ended December 31,
Statement of Operations	2005	2004	2003
Interest income from subordinated debentures	$18,538	$16,161	$14,534
Interest expense	(17,982)	(15,676)	(14,109)

Net income	$556	$485	425

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
     The Company maintains service arrangements with BFC and Levitt, pursuant to which the Company provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relation services. The Company received compensation for such services on a percentage of cost basis. The Company also provides office space to Levitt and BFC on a month-to-month basis and receives reimbursements for overhead based on market rates. Additionally, during the year ended December 31, 2004 Ryan Beck provided advisory services to BFC and during the year ended December 31, 2005, Ryan Beck participated as a lead underwriter in selling 5,957,555 shares of BFC Class A common stock in an underwritten public offering. The amounts paid or received may not be representative of the amounts that would be paid or received in an arms-length transaction.
     The table below shows the non-interest income recorded by the Company for service fees, office overhead fees and investment banking services provided to Levitt, BFC and Bluegreen:

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31, 2005
(in thousands)	BFC	Levitt	Bluegreen	Total
Service fees	$267	$773	$78	$1,118
Office overhead	101	110	—	211

Total	$368	$883	$78	$1,329

	For the Year Ended December 31, 2004
(in thousands)	BFC	Levitt	Total
Investment banking fees	$280	$—	$280
Service fees	74	555	629
Office overhead	50	49	99

Total	$404	$604	$1,008

     Additionally, the Company recognized approximately $67,000 of non-interest income for the year ended December 31, 2003 for office space used by BFC in BankAtlantic’s headquarters and for miscellaneous administrative and other related expenses. BankAtlantic provided certain administrative services to Bluegreen in 2003 without receipt of payment for such services.
     During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. Included in broker/dealer revenue in the Company’s statement of operations for the year ended December 31, 2005 was $1.95 million associated with Ryan Beck’s participation as lead underwriter in this offering.
     During the year ended December 31, 2005 and 2004, Bluegreen provided risk management services to the Company. The value of these services received by the Company from Bluegreen was calculated based on a percentage of cost basis.
     During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of the property which was formerly BankAtlantic’s headquarters. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2005, BankAtlantic had agreed to reimburse Levitt $438,000 for the costs incurred by it in connection with the development of this project.
     Levitt has also sought as additional compensation from BankAtlantic a percentage of the increase in the value of the underlying property attributable to Levitt’s efforts based upon the proceeds to be received from BankAtlantic on the sale of the property to a third party. The timing and amount of such additional compensation, if any, has not yet been agreed upon.
     The table below shows property development and risk management consulting services performed by Levitt and Bluegreen for the Company:

	For the Year Ended December 31, 2005
(in thousands)	Levitt	Bluegreen	Total
Property development	$438	$—	$438
Risk management	—	218	218

Total	$438	$218	$656

	For the Year Ended December 31, 2004
(in thousands)	Levitt	Bluegreen	Total
Property development	$40	$—	$40
Risk management	—	100	100

Total	$40	$100	$140

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with the spin-off of Levitt as of December 31, 2003, the Company converted an outstanding $30.0 million demand note owed by Levitt to the Company to a five year term note and prior to the spin-off, the Company transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to the Company payable in the form of a five year note. The $5.5 million note was paid off during the year ended December 31, 2004 and the remaining two notes were paid off during the year ended December 31, 2005. The outstanding balance of these notes at December 31, 2005 and 2004 was $0 and $38 million.
     Included in loans receivable in the Company’s statement of condition at December 31, 2005 and 2004 were $223,000 and $8.6 million, respectively, of construction loans to Levitt secured by land and improvements.
     Included in interest income in the Company’s statement of operations for the years ended December 31, 2005 and 2004 was $0.9 million and $2.6 million, respectively, of interest income related to loans to Levitt.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $6.2 million and $39.3 million as of December 31, 2005 and 2004, respectively. The Company recognized $348,000 and $251,000 of interest expense in connection with the above deposits. These transactions have the same terms as other BankAtlantic repurchase agreements.
     The Abdo Companies, a company in which John E. Abdo, Vice Chairman of the Company, is the principal shareholder and CEO, received a $291,240 management fee from Levitt during the year ended December 31, 2003. Levitt was a subsidiary of the Company until it was spun off to the Company’s shareholders on December 31, 2003. Additionally, during the year ended December 31, 2003 BFC received $213,000 of management fees in connection with providing accounting, general and administrative services to Levitt. The amounts paid may not be representative of the amounts that would be paid in an arms-length transaction.
     During the year ended December 31, 2004, the Company recorded a $22.8 million litigation gain pursuant to a settlement between the Company and its affiliates and a technology company. In accordance with the terms of the settlement, the Company sold its stock in the technology company to a third party investor group for its original cost of $15 million and received from the investor group and the technology company additional compensation for legal expenses and damages consisting of $1.7 million in cash and 378,160 shares of the Company’s Class A common stock with a $6.1 million fair value that had been owned by the technology company. The Company had recorded an impairment charge for the entire investment during 2002. The Company retired the Class A common stock received by it on the settlement date.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of the Company, is of counsel. Fees aggregating $206,800, $239,000 and $140,000 were paid by the Company to Ruden, McClosky during the year ended December 31, 2005, 2004 and 2003, respectively. In addition, fees aggregating $845,000 were paid to Ruden, McClosky by Levitt in 2003 when Levitt was a wholly-owned subsidiary of the Company. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic Ryan Beck Parent Company	Banking operations Investment banking and brokerage operations BankAtlantic Bancorp’s operations, costs of acquisitions, and financing activities
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
     The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2005
Interest income	$343,799	$14,511	$2,257	$(162)	$360,405
Interest expense	(122,724)	(3,419)	(19,347)	162	(145,328)
Recovery from loan losses	6,615	—	—	—	6,615
Non-interest income	100,060	238,800	2,524	(285)	341,099
Non-interest expense	(241,092)	(223,141)	(6,163)	285	(470,111)

Segments profits and losses before income taxes	86,658	26,751	(20,729)	—	92,680
Provision for income taxes	(30,838)	(10,095)	7,435	—	(33,498)

Segment net income (loss)	$55,820	$16,656	$(13,294)	$—	$59,182

Total assets	$6,109,330	234,379	786,239	(658,537)	$6,471,411

Equity method investments included in total assets	$—	$—	$12,464	$—	$12,464

Goodwill	$70,490	$454	$5,730	$—	$76,674

Expenditures for segment assets	$40,679	$2,761	$—	$—	$43,440

Depreciation and amortization	$(13,265)	$(7,560)	$(793)	$—	$(21,618)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2004
Interest income	$246,856	$11,351	$2,507	$(159)	$260,555
Interest expense	(69,998)	(924)	(16,958)	158	(87,722)
Recovery from loan losses	5,109	—	—	—	5,109
Non-interest income	85,724	231,804	27,530	(269)	344,789
Non-interest expense	(193,621)	(213,060)	(5,642)	270	(412,053)

Segments profits and losses before income taxes	74,070	29,171	7,437	—	110,678
Provision for income taxes	(25,530)	(11,688)	(2,692)	—	(39,910)

Segment net income (loss)	$48,540	$17,483	$4,745	$—	$70,768

Total assets	$6,044,988	$187,887	$736,719	$(612,817)	$6,356,777

Equity method investments included in total assets	$—	$—	$7,910	$—	$7,910

Goodwill	$70,490	$454	$5,730	$—	$76,674

Expenditures for segment assets	$42,229	$5,861	$—	$—	$48,090

Depreciation and amortization	$(11,473)	$(7,507)	$(793)	$—	$(19,773)

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2003
Interest income	$251,402	$10,437	$1,722	$(1,712)	$261,849
Interest expense	(97,302)	(1,283)	(16,344)	1,712	(113,217)
Recovery from loan losses	547	—	—	—	547
Non-interest income	70,686	210,939	194	(105)	281,714
Non-interest expense	(161,615)	(203,524)	(3,838)	105	(368,872)

Segments profits and losses before income taxes	63,718	16,569	(18,266)	—	62,021
Provision for income taxes	(21,589)	(6,924)	5,089	—	(23,424)

Segment net income (loss) From continuing operations	$42,129	$9,645	$(13,177)	$—	$38,597

Total assets	$4,566,850	$172,944	$679,491	$(587,736)	$4,831,549

Equity method investments included in total assets	$—	$—	$7,910	$—	$7,910

Goodwill	$70,490	$454	$5,730	$—	$76,674

Expenditures for segment assets	$13,039	$1,310	$—	$—	$14,349

Depreciation and amortization	$(10,094)	$(6,592)	$(821)	$—	$(17,507)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of senior management. As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be included in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm.
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
     Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 15, 2006.
     Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.
     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2005.
     Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2005.
     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005.
     Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules
All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.
(3)	Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.3	Amended and Restated Bylaws	Form 10-K for the year ended December 31, 2003, filed on March 3, 2004.

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.2	2005 Restricted Stock and Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 15, 2005.

10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.10	BankAtlantic Bancorp, Inc. — Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.15	Columbus Bank and Trust Company Loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Form 10-K for the year ended December 31, 2003 filed on March 3, 2004.

10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

Exhibit
Number	Description	Reference

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).
10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.
10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

Exhibit
Number	Description	Reference

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.45	Executive Compensation Arrangements for 2005	Included in Registrant’s Form 8-K Filed on May 20, 2005.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

12.1	Ratio of Earnings to Fixed Charges.	Filed with this Report.

21.1	Subsidiaries of the Registrant.	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*Compensatory Plan

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
BankAtlantic Bancorp, Inc.

March 14, 2006	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board, President and Chief Executive Officer	3/14/2006
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	3/14/2006
John E. Abdo
/s/James A. White	Executive Vice President and Chief Financial Officer	3/14/2006
James A. White
/s/Steven M. Coldren	Director	3/14/2006
Steven M. Coldren
/s/Mary E. Ginestra	Director	3/14/2006
Mary E. Ginestra
/s/Bruno L. Di Giulian	Director	3/14/2006
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	3/14/2006
Charlie C. Winningham, II
/s/Jarett S. Levan	Director	3/14/2006
Jarett S. Levan
/s/Jonathan D. Mariner	Director	3/14/2006
Jonathan D. Mariner
/s/D. Keith Cobb	Director	3/14/2006
D. Keith Cobb
/s/Willis N. Holcombe	Director	3/14/2006
Willis N. Holcombe
/s/David A. Lieberman	Director	3/14/2006
David A. Lieberman