Form 10-Q
period 2006-03-31
BANKATLANTIC BANCORP INC
filed 2006-05-10
CIK 921768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission file number 34-027228
BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
(954) 940-5000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                     ☑ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 3, 2006
Class A Common Stock, par value $0.01 per share	56,588,191
Class B Common Stock, par value $0.01 per share	4,876,124

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – UNAUDITED

	March 31,	December 31,	March 31,
	2006	2005	2005
(In thousands, except share data)
ASSETS
Cash and due from depository institutions	$161,005	$167,032	$119,915
Federal funds sold and other short-term investments	18,463	3,229	16,832
Securities owned (at fair value)	169,570	180,292	142,294
Securities available for sale (at fair value)	670,683	674,544	762,573
Investment securities and tax certificates (approximate fair value: $340,114, $364,122 and $298,950)	342,251	364,444	302,498
Federal Home Loan Bank stock, at cost which approximates fair value	60,800	69,931	80,600
Loans receivable, net of allowance for loan losses of $41,889, $41,192 and $43,042	4,524,743	4,624,772	4,801,412
Accrued interest receivable	42,251	41,490	38,864
Real estate held for development and sale	22,347	21,177	24,799
Investments in unconsolidated subsidiaries	11,996	12,464	7,910
Office properties and equipment, net	170,686	154,120	132,438
Deferred tax asset, net	31,376	29,615	22,971
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	7,995	8,395	9,597
Due from clearing agent	2,672	—	1,120
Other assets	44,090	43,232	42,034

Total assets	$6,357,602	$6,471,411	$6,582,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,152,361	$1,019,949	$960,063
NOW	790,225	755,708	676,945
Savings	351,839	313,889	296,485
Money market	806,871	846,441	913,434
Certificates of deposits	859,470	816,689	796,928

Total deposits	3,960,766	3,752,676	3,643,855

Advances from FHLB	1,085,914	1,283,532	1,524,881
Securities sold under agreements to repurchase	94,434	116,026	217,463
Federal funds purchased and other short term borrowings	81,197	139,475	75,000
Secured borrowings	111,754	138,270	164,180
Subordinated debentures, notes and bonds payable	41,832	39,092	35,878
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	41,828	35,177	60,276
Due to clearing agent	32,206	24,486	—
Other liabilities	122,635	163,075	116,751

Total liabilities	5,835,832	5,955,075	6,101,550

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 56,417,568, 55,884,089 and 55,665,968 shares	564	559	556
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124, and 4,876,124 shares	49	49	49
Additional paid-in capital	262,626	261,720	260,207
Unearned compensation — restricted stock grants	—	(936)	(957)
Retained earnings	265,657	261,279	228,714

Total stockholders’ equity before accumulated other comprehensive loss	528,896	522,671	488,569
Accumulated other comprehensive loss	(7,126)	(6,335)	(7,588)

Total stockholders’ equity	521,770	516,336	480,981

Total liabilities and stockholders’ equity	$6,357,602	$6,471,411	$6,582,531

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	For the Three Months
	Ended March 31,
	2006	2005
(In thousands, except share and per share data)
Interest income:
Interest and fees on loans	$75,386	$68,517
Interest and dividends on securities available for sale	4,305	5,295
Interest on tax exempt securities	3,806	3,225
Interest and dividends on other investment securities	4,376	4,364
Broker dealer interest and dividends	4,238	2,947

Total interest income	92,111	84,348

Interest expense:
Interest on deposits	12,754	8,295
Interest on advances from FHLB	14,139	13,674
Interest on securities sold under agreements to repurchase and federal funds purchased	2,575	2,099
Interest on secured borrowings	2,401	2,162
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	7,584	5,672
Capitalized interest on real estate development	(480)	(452)

Total interest expense	38,973	31,450

Net interest income	53,138	52,898
Provision for (recovery from) loan losses	163	(3,916)

Net interest income after provision for (recovery from) loan losses	52,975	56,814

Non-interest income:
Broker/dealer revenue	54,562	54,686
Service charges on deposits	19,099	12,989
Other service charges and fees	6,222	5,238
(Loss) income from real estate operations	(1,096)	2,241
Income from unconsolidated subsidiaries	820	131
Securities activities, net	2,541	102
Gains associated with debt redemption	436	—
Other	2,338	3,283

Total non-interest income	84,922	78,670

Non-interest expense:
Employee compensation and benefits (including share-based compensation of $1,069 and $44)	80,200	65,795
Occupancy and equipment	16,247	13,237
Advertising and promotion	9,957	6,298
Professional fees	4,250	4,081
Communications	3,954	3,205
Floor broker and clearing fees	2,719	2,368
Cost associated with debt redemption	423	—
Other	11,918	9,801

Total non-interest expense	129,668	104,785

Income before income taxes	8,229	30,699
Provision for income taxes	1,517	10,821

Net income	$6,712	$19,878

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

	For the Three Months
	Ended March 31,
	2006	2005
Earnings per share
Basic earnings per share	$0.11	$0.33

Diluted earnings per share	$0.11	$0.31

Cash dividends per Class A share	$0.038	$0.035

Cash dividends per Class B share	$0.038	$0.035

Basic weighted average number of common shares outstanding	61,005,408	60,071,605

Diluted weighted average number of common and common equivalent shares outstanding	62,761,078	63,206,870

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For of the Three Months Ended March 31, 2005 and 2006 – UNAUDITED

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$19,878	—	—	19,878	—	—	19,878

Other comprehensive income, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $3,686)	(6,531)
Reclassification adjustment for net gain included in net income (less income tax benefit of $37)	(65)

Other comprehensive loss	(6,596)

Comprehensive income	$13,282

Dividends on Class A common stock		—	—	(1,948)	—	—	(1,948)
Dividends on Class B common stock		—	—	(171)	—	—	(171)
Issuance of Class A common stock upon exercise of stock options		7	1,544				1,551
Tax effect relating to share-based compensation		—	3,953	—	—	—	3,953
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,645)	—	—	—	(4,648)
Share-based compensation expense		—	—	—	44	—	44
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	(6,596)	(6,596)

BALANCE, MARCH 31, 2005		$605	$260,207	$228,714	$(957)	$(7,588)	$480,981

BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Net income	$6,712	—	—	6,712	—	—	6,712

Other comprehensive (loss), net of tax:
Unrealized gains on securities available for sale (less income tax expense of $373)	770
Reclassification adjustment for net gain included in net income (less income tax expense of $980)	(1,561)

Other comprehensive loss	(791)

Comprehensive income	$5,921

Dividends on Class A common stock		—	—	(2,149)	—	—	(2,149)
Dividends on Class B common stock		—	—	(185)	—	—	(185)
Issuance of Class A common stock upon exercise of stock options		11	4,801	—	—	—	4,812
Tax effect relating to share-based compensation		—	2,980	—	—	—	2,980
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,009)	—	—	—	(7,014)
Share based compensation expense		—	1,069	—	—	—	1,069
Adoption of FAS 123R		(1)	(935)	—	936	—	—
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(791)	(791)

BALANCE, MARCH 31, 2006		$613	$262,626	$265,657	$—	$(7,126)	$521,770

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2006	2005
Operating activities:
Net income	$6,712	$19,878
Adjustment to reconcile net income to net cash used in operating activities:
Provision (recovery) for credit losses, net (1)	238	(4,016)
Depreciation, amortization and accretion, net	4,990	4,421
Amortization of deferred revenue	3,027	1,510
Amortization of intangible assets	400	425
Share-based compensation expense related to stock options and restricted stock	1,069	—
Excess tax benefits from share-based compensation	(2,980)	—
Securities activities, net	(2,541)	(102)
Net gains on sale of real estate owned	(381)	(137)
Net gains on sales of loans held for sale	(94)	(110)
Losses on sales of property and equipment	28	—
Gain on sale of branch	—	(935)
Distribution of earnings of unconsolidated subsidiaries	820	131
(Increase) decrease in deferred tax asset, net	(1,153)	983
Equity earnings of unconsolidated subsidiaries	(820)	(131)
Net gains associated with debt redemptions	(13)	—
Originations and repayments of loans held for sale, net	(19,627)	(28,185)
Proceeds from sales of loans held for sale	15,450	29,412
(Increase) decrease in real estate inventory	(768)	2,893
Decrease (increase) in securities owned, net	10,722	(16,851)
Increase in securities sold but not yet purchased	6,651	20,814
Increase in accrued interest receivable	(761)	(2,882)
Increase in other assets	(2,195)	(10,914)
Increase in due to clearing agent	5,048	15,499
Decrease in other liabilities	(40,487)	(40,209)

Net cash used in operating activities	(16,665)	(8,506)

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2006	2005
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	42,104	55,989
Purchase of investment securities and tax certificates	(20,054)	(35,446)
Purchase of securities available for sale	(23,983)	(97,669)
Proceeds from sales and maturities of securities available for sale	29,001	72,404
Purchases of FHLB stock	(2,250)	(10,381)
Redemption of FHLB stock	11,381	8,400
Investments in unconsolidated subsidiaries	(4,081)	—
Distributions from unconsolidated subsidiaries	4,549	—
Net repayments (purchases and originations) of loans	103,432	(20,504)
Proceeds from sales of real estate owned	965	500
Proceeds from the sale of property and equipment	8	—
Additions to office property and equipment	(20,517)	(6,823)
Cash outflows from the sale of branch	—	(13,592)

Net cash provided by (used in) investing activities	120,555	(47,122)

Financing activities:
Net increase in deposits	208,090	204,369
Repayments of FHLB advances	(477,570)	(259,583)
Proceeds from FHLB advances	280,000	240,000
Decrease in securities sold under agreements to repurchase	(58,279)	(79,180)
Decrease in federal funds purchased	(21,591)	(30,000)
Proceeds from secured borrowings	—	16,101
Repayments of secured borrowings	(26,516)	(26,822)
Repayment of notes and bonds payable	(2,260)	(1,863)
Proceeds from notes payable	5,000	—
Excess tax benefits from share-based compensation	2,980	—
Proceeds from issuance of Class A common stock	473	422
Payment of the minimum withholding tax upon the exercise of stock options	(2,675)	(3,519)
Purchase of subsidiary common stock	—	(491)
Common stock dividends	(2,334)	(2,119)

Net cash (used in) provided by financing activities	(94,682)	57,315

Increase in cash and cash equivalents	9,208	1,687
Cash and cash equivalents at the beginning of period	170,260	135,060

Cash and cash equivalents at end of period	$179,468	$136,747

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2006	2005
Cash paid for
Interest on borrowings and deposits	$39,801	$28,760
Income taxes	19,874	334
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	1,264	1,109
Net loan recoveries	534	948
Tax certificate net recoveries	168	255
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	3,953
Change in accumulated other comprehensive income	(791)	(6,596)
Change in deferred taxes on other comprehensive income	608	3,686
Securities purchased pending settlement	—	15,873
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	4,334	1,129

(1)	Provision for credit losses represents provision for (recovery from) loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements – Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
1. Presentation of Interim Financial Statements and Significant Accounting Policies
          BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and Ryan Beck Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 80 branches or “stores” located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 43 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
          All significant inter-company balances and transactions have been eliminated in consolidation.
          In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2006, December 31, 2005 and March 31, 2005, the consolidated results of operations for the three months ended March 31, 2006 and 2005, the consolidated stockholders’ equity and comprehensive income for the three months ended March 31, 2006 and 2005 and the consolidated cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2006. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
          Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2006.
          BankAtlantic performed a review of the classification of its loan participations in its financial statements for the year ended December 31, 2005. Based on the review, BankAtlantic concluded that certain loan participations should be accounted for as secured borrowings instead of participations sold. As a consequence, certain participations that were previously recorded as participations sold aggregating $174.9 million were corrected in the Company’s March 31, 2005 financial statements to reflect such amounts as loans receivable and secured borrowings.
          Allowance for Loan Losses - The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
          The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on common characteristics with homogenous loans.
          The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors:

BankAtlantic Bancorp, Inc. and Subsidiaries
•	Delinquency and charge-off levels and trends;

•	Problem loans and non-accrual levels and trends;

•	Lending policy and underwriting procedures;

•	Lending management and staff;

•	Nature and volume of portfolio;

•	Economic and business conditions;

•	Concentration of credit;

•	Quality of loan review system; and

•	External factors
          Based on an analysis of the above factors a qualitative dollar amount is assigned to each homogenous loan product. These dollar amounts are adjusted, if necessary, at period end based on directional adjustments by each category.
          The unassigned component that was part of the Company’s allowance for loan losses in prior periods was calculated based on the entire loan portfolio considering the above factors and was incorporated into the qualitative components of homogenous loans described above.
2. Stock Based Compensation
          The Company has stock based compensation plans under which restricted stock, incentive stock options and non-qualifying stock options were awarded to officers, directors and affiliate employees. Options available for grant under all stock options plans except for the 2005 Restricted Stock and Option Plan (the “Plan”) were canceled. The Plan provides for the issuance of up to 6,000,000 shares of Class A common stock for restricted stock or option awards.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three months ended March 31, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
          The impact of adopting SFAS 123R on the Company’s Consolidated Financial Statements for the three months ended March 31, 2006 was a reduction of $984,000 and $813,000 in income before income taxes and net income, respectively, than if the Company had continued to account for stock-based compensation under APB 25.
          In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 compared to the actual results reported under SFAS No. 123R for the three months ended March 31, 2006.

	For the Three Months
	Ended March 31,
(in thousands, except share data)	2006		2005
			(Proforma)
Net income, as reported		$6,712	$19,878
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects		1,069	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects		(1,069)	(517)

Net income		$6,712	$19,405

Earnings per share:
Basic as reported		$0.11	$0.33

Basic pro forma	$	N/A	$0.32

Diluted as reported		$0.11	$0.31

Diluted pro forma	$	N/A	$0.31

          The following is a summary of the Company’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$1,112,795
Vested	—	—
Forfeited	—	—
Issued	—	—

Outstanding at March 31, 2005	147,500	$1,112,795

Outstanding at December 31, 2005	132,634	$1,060,470
Vested	(2,317)	(43,745)
Forfeited	—	—
Issued	—	—

Outstanding at March 31, 2006	130,317	$1,016,725

          As of March 31, 2006, there was $851,000 of total unrecognized compensation cost related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three months ended March 31, 2006 was $32,000.
          The Company recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company based its estimated forfeiture rate of its unvested options at January 1, 2006 on its historical experience during the preceding five years.
          The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and

BankAtlantic Bancorp, Inc. and Subsidiaries
Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management began estimating the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
          The table below presents the weighted average assumptions used to value options granted during the three months ended March 31, 2006. There were no options granted during the three months ended March 31, 2005.

	Employees	Directors
Stock Price	$13.60	$13.95
Exercise Price	$13.60	$13.95
Interest Rate	4.66%	4.66%
Dividend Rate	1.12%	1.09%
Volatility	33.00%	33.00%
Option Life (years)	7.50	5.00
Option Value	$5.47	$4.66
Annual Forfeiture Rate	3.00%	0%
          The following is a summary of the Company’s Class A common stock option activity during the first quarter of 2005 and 2006:

Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(713,085)
Forfeited	(22,979)
Issued	—

Outstanding at March 31, 2005	5,438,781

Outstanding at December 31, 2005	6,039,253
Exercised	(1,174,744)
Forfeited	(117,867)
Issued	37,408

Outstanding at March 31, 2006	4,784,050

Available for grant at March 31, 2006	5,127,253

BankAtlantic Bancorp, Inc. and Subsidiaries
          The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $19.8 million and $15.1 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $11.3 million and $12.5 million, respectively.

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average exercise price of options outstanding	$10.25	$7.39
Weighted average exercise price of options exercised	$4.10	$2.17
Weighted average price of options forfeited	$13.42	$10.00
          All options granted during 2006 vest in five years and expire ten years from the date of grant, except that options granted to directors vested immediately. The stock options were granted at an exercise price that equaled the fair value of the Class A common stock at the date of grant. Included in the above grants were options to acquire 5,000 shares of the Company’s Class A common stock that were granted to affiliate employees. These options are valued at period end with the change in fair value recorded as an increase or reduction in compensation expense.
          During the three months ended March 31, 2006 and 2005, the Company received net proceeds of $473,000 and $422,000, respectively, upon the exercise of stock options. During the quarter ended March 31, 2006 and 2005, the Company accepted 316,076 shares of Class A common stock with a fair value of $4.3 million and 62,253 shares of Class A common stock with a fair value of $1.1 million, respectively, as consideration for the exercise price of stock options. Also during the quarter ended March 31, 2006 and 2005, the Company accepted 194,872 shares of Class A common stock with a fair value of $2.7 million and 196,962 shares of Class A common stock with a fair value of $3.5 million, respectively, for payment of optionees’ minimum statutory withholding taxes related to option exercises.
          The following table summarizes information about fixed stock options outstanding at March 31, 2006:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 03/31/06	Contractual Life	Price	at 03/31/06	Price
A	$1.92 to $3.83	670,026	4.2 years	$3.00	670,026	$3.00
A	$3.84 to $6.70	741,296	2.2 years	4.83	739,794	4.83
A	$6.71 to $9.36	1,755,005	6.5 years	7.98	65,310	8.01
A	$9.37 to $18.19	114,952	7.7 years	12.68	37,452	10.27
A	$18.20 to $19.02	1,502,771	8.7 years	18.62	59,371	18.48

		4,784,050	6.3 years	$10.25	1,571,953	$4.83

          The following table summarizes information about fixed stock options outstanding at March 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 03/31/05	Contractual Life	Price	at 03/31/05	Price
A	$1.92 to $3.83	1,520,499	4.2 years	$3.19	485,478	$3.71
A	$3.84 to $6.70	1,276,928	3.1 years	4.96	1,275,426	4.96
A	$6.71 to $9.36	1,841,210	7.2 years	7.98	65,310	8.01
A	$9.37 to $18.19	30,044	3.0 years	9.36	30,044	9.36
A	$18.20 to $19.02	770,100	8.7 years	18.20	35,000	18.20

		5,438,781	5.6 years	$7.39	1,891,258	$5.06

BankAtlantic Bancorp, Inc. and Subsidiaries
Ryan Beck Stock Option Plan:
          The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,000)
Issued	22,000

Outstanding at March 31, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(22,500)
Issued	377,500

Outstanding at March 31, 2006	2,424,000

Available for grant at March 31, 2006	13,500

          Options forfeited during the three months ended March 31, 2006 and 2005 had a weighted average exercise price of $5.26.
          The table below presents the weighted average assumptions used to value Ryan Beck options granted during the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	18.36%	21.97%
Option Life (years)	7.00	6.00
Option Value	$2.32	$1.57
Annual Forfeiture Rate	9.32%	—%
          All options granted during 2006 vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $11.9 million and $7.6 million, respectively.
          The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 03/31/06	Contractual Life	Price	at 03/31/06	Price
$1.60 to $1.68	1,320,000	6.1 years	$1.62	1,065,000	$1.60
$5.26 to $5.46	726,500	7.9 years	5.27	—	—
$5.50 to $8.74	377,500	9.8 years	8.74	—	—

	2,424,000	7.2 years	$3.82	1,065,000	$1.60

BankAtlantic Bancorp, Inc. and Subsidiaries
The following table summarizes information about fixed stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 03/31/05	Contractual Life	Price	at 03/31/05	Price
$1.60 to $1.68	1,365,000	6.9 years	$1.62	1,065,000	$1.60
$1.70 to $3.50	75,000	8.5 years	3.36	—	—
$5.26 to $5.46	820,000	8.4 years	5.27	—	—

	2,260,000	7.5 years	$3.00	1,065,000	$1.60

          During the three months ended March 31, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock issued in June 2004 upon exercise of Ryan Beck stock options at $5.46 per share, the fair value of Ryan Beck common stock at the repurchase date.
3. Advances from the Federal Home Loan Bank
          During the three months ended March 31, 2006, BankAtlantic prepaid $50.5 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $25.5 million had an average interest rate of 5.67% and was scheduled to mature in 2008, and the remaining $25 million had an average interest rate of 4.50% and was scheduled to mature in 2011. BankAtlantic incurred a prepayment penalty of $423,000 upon the repayment of the $25.5 million 5.67% advance and recorded a gain of $436,000 upon the repayment of the $25 million 4.50% advance. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effects of an asset sensitive portfolio on the net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Of the remaining FHLB advances outstanding at March 31, 2006, $481 million mature between 2008 and 2011 and have a fixed weighted average interest rate of 5.39%, $505 million are LIBOR-based floating rate advances that mature in 2006 and had a weighted average interest rate of 4.81% and $100 million are callable adjustable rate advances that bear interest at a LIBOR-based floating rate which adjusts quarterly, have maturities between 2009 and 2012 and currently have a weighted average interest rate of 4.34%.
4. Defined Benefit Pension Plan
          At December 31, 1998, the Company froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	407	376
Expected return on plan assets	(547)	(500)
Amortization of unrecognized net gains and losses	237	181

Net periodic pension expense	$97	$57

          BankAtlantic did not contribute to the Plan during the three months ended March 31, 2006 and 2005. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2006.
5. Securities Owned
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

BankAtlantic Bancorp, Inc. and Subsidiaries
          Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
States and municipal obligations	$49,019	$76,568	$18,181
Corporate debt	6,075	3,410	8,201
Obligations of U.S. Government agencies	59,139	45,827	59,430
Equity securities	26,846	23,645	17,645
Mutual funds and other	22,629	28,359	28,535
Certificates of deposit	5,862	2,483	10,302

	$169,570	$180,292	$142,294

          In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing brokers. Securities owned are pledged as collateral for clearing broker borrowings. As of March 31, 2006 and 2005, balances due from clearing brokers were $2.7 million and $1.1 million, respectively. As of March 31, 2006 and December 31, 2005, balances due to the clearing brokers were $32.2 million and $24.5 million, respectively.
          Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Equity securities	$8,917	$3,780	$7,586
Corporate debt	1,248	1,332	4,383
State and municipal obligations	227	41	67
Obligations of U.S. Government agencies	30,827	29,653	48,232
Certificates of deposits	609	371	8

	$41,828	$35,177	$60,276

          Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
          During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated into the General Partner, a wholly owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $4.9 million and $1.1 million, respectively, associated with the Partnership at March 31, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
          The loan portfolio consisted of the following components (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Real estate loans:
Residential	$2,058,607	$2,043,055	$2,140,431
Construction and development	1,076,049	1,339,576	1,550,998
Commercial	1,083,217	1,060,245	1,101,096
Small business	164,307	151,924	129,921
Loans to Levitt Corporation	—	223	7,605
Other loans:
Home equity	511,715	513,813	469,804
Commercial business	128,279	89,752	91,332
Small business — non-mortgage	83,956	83,429	72,861
Loans to Levitt Corporation	—	—	16,000
Consumer loans	14,359	21,469	12,804
Deposit overdrafts	5,406	5,694	6,959
Residential loans held for sale	6,810	2,538	3,824
Discontinued loan products (1)	729	1,207	6,718

Total gross loans	5,133,434	5,312,925	5,610,353

Adjustments:
Undisbursed portion of loans in process	(568,056)	(649,296)	(767,380)
Premiums related to purchased loans	4,556	5,566	6,532
Deferred fees	(3,302)	(3,231)	(5,051)
Allowance for loan losses	(41,889)	(41,192)	(43,042)

Loans receivable — net	$4,524,743	$4,624,772	$4,801,412

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
          The Company’s loans to Levitt Corporation had an outstanding balance of $0, $223,000 and $23.6 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Included in interest income in the Company’s statement of operations for the three months ended March 31, 2006 and 2005 was $0 and $613,000, respectively, of interest income related to loans to Levitt.
7. Real Estate Held for Development and Sale
          Real estate held for development and sale consists of real estate held by a joint venture that was acquired in connection with the acquisition in 2002 of a financial institution and real estate held for sale associated with BankAtlantic branch banking facilities.
          Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Land and land development costs	$12,806	$9,921	$10,831
Construction costs	4,865	8,264	9,190
Other costs	4,676	2,992	2,310
Branch banking facilities	—	—	2,468

Total	$22,347	$21,177	$24,799

BankAtlantic Bancorp, Inc. and Subsidiaries
          Income (loss) from real estate operations was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Sales of real estate	$6,513	$9,028
Cost of sales on real estate	7,609	6,787

(Loss) income from real estate operations	$(1,096)	$2,241

          As of March 31, 2006, an impairment analysis was performed on the real estate inventory. Based on the analysis, the estimated fair value of the real estate inventory was determined to be lower than the carrying amount and the real estate inventory is impaired. However, the impairment is considered recoverable as the undiscounted estimated cash flow is greater than the real estate inventory carrying amount resulting in no adjustment to the real estate inventory carrying amount as of March 31, 2006.
8. Related Parties
          The Company, Levitt Corporation (“Levitt”) and Bluegreen Corporation (“Bluegreen”) may be deemed to be affiliates. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s common stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
          The Company maintains service arrangements with BFC, pursuant to which the Company provides office facilities to BFC and its affiliates and the Company is compensated based on its costs. As of January 1, 2006, certain of the Company’s human resource, risk management and investor relations employees were hired by BFC. As a consequence, BFC began providing these back-office support functions to the Company and Levitt. Included in non-interest income during the three months ended March 31, 2006 was $97,000 of revenues from BFC for office facilities overhead. Included in non-interest expense for the three months ended March 31, 2006 was $237,000 of expenses associated with back-office support services provided by BFC to the Company. Pursuant to the Company’s stock options plans, stock options are not cancelled when former employees are employed by an affiliate Company. As a consequence, as of March 31, 2006 options to acquire 128,621 shares of the Company’s Class A common stock granted to affiliate employees were outstanding with a weighted average exercise prices of $12.62. Of these outstanding options, 117,584 options with a weighted average exercise price of $13.48 were unvested resulting in the Company recording $33,000 of compensation expense associated with these unvested options during the three months ended March 31, 2006. Additionally, the Company in prior periods has issued options to acquire shares of the Company’s Class A stock to employees of affiliated companies. As of March 31, 2006, 216,379 options to acquire shares of the Company’s Class A common stock granted to these affiliate employees were outstanding with weighted average exercise prices of $7.34. Of these outstanding options 140,621 options with a weighted average exercise price of $4.03 were unvested resulting in the Company recording $30,000 of compensation expense associated with these unvested options during the three months ended March 31, 2006.
          During 2005, the Company maintained service arrangements with BFC and Levitt, pursuant to which the Company provided the following back-office support functions to Levitt and BFC: human resources, risk management, project planning, system support and investor and public relations services. For such services, the Company was compensated on a costs plus 5% basis. Additionally, the Company rented office space to Levitt and BFC on a month-to-month basis and received rental payments at agreed upon rates that may not have been equivalent to market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three months ended March 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three months ended March 31, 2005 (in thousands):

	BFC	Levitt	Total
Service fees	$58	$113	$171
Rent	22	6	28

Total	$80	$119	$199

          Additionally, during the three months ended March 31, 2005, Levitt paid BankAtlantic $29,000 for project management services and the Company recognized expenses of $148,000 for risk management services provided by Bluegreen. For these services, the Company paid or was compensated, as applicable, on a cost plus 5% basis.
          BankAtlantic has entered into repurchase agreements with Levitt and BFC in aggregate amounts of $19.0 million, $6.2 million and $49.3 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The Company recorded $152,000 and $149,000 of interest expense associated with these repurchase agreements during the three months ended March 31, 2006 and 2005, respectively.
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
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

BankAtlantic	Banking operations.
Ryan Beck	Investment banking and brokerage operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities.
          The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Intersegment transactions are eliminated in consolidation.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the three months ended March 31, 2006 and 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2006
Interest income	$87,344	$4,238	$597	$(68)	$92,111
Interest expense	(32,205)	(1,621)	(5,215)	68	(38,973)
Provision for loan losses	(163)	—	—	—	(163)
Non-interest income	27,007	54,562	3,353	—	84,922
Non-interest expense	(67,383)	(60,335)	(1,950)	—	(129,668)

Segments profits and (losses) before income taxes	14,600	(3,156)	(3,215)	—	8,229
Provision for income taxes	(4,182)	1,591	1,074	—	(1,517)

Segment net income (loss)	$10,418	$(1,565)	$(2,141)	$—	$6,712

Total assets	$6,000,100	$224,655	$797,672	$(664,825)	$6,357,602

2005
Interest income	$80,746	$2,947	$678	$(23)	$84,348
Interest expense	(26,401)	(502)	(4,570)	23	(31,450)
Recovery from loan losses	3,916	—	—	—	3,916
Non-interest income	23,541	54,686	532	(89)	78,670
Non-interest expense	(50,264)	(52,565)	(2,045)	89	(104,785)

Segments profits and (losses) before income taxes	31,538	4,566	(5,405)	—	30,699
Provision for income taxes	(10,677)	(2,036)	1,892	—	(10,821)

Segment net income (loss)	$20,861	$2,530	$(3,513)	$—	$19,878

Total assets	$6,267,779	$191,012	$752,752	$(629,012)	$6,582,531

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Financial instruments with off-balance sheet risk
          Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
Commitments to sell fixed rate residential loans	$25,685	$13,634	$16,985
Commitments to sell variable rate residential loans	2,147	4,438	5,399
Forward contract to purchase mortgage-backed securities	—	—	3,826
Commitments to purchase fixed rate residential loans	2,480	—	—
Commitments to purchase variable rate residential loans	26,540	6,689	291,143
Commitments to originate loans held for sale	33,093	16,220	18,753
Commitments to originate loans held to maturity	435,973	311,081	312,628
Commitments to extend credit, including the undisbursed portion of loans in process	1,075,854	1,151,054	1,197,861
Commitments to purchase branch facilities land	5,225	5,334	—
Standby letters of credit	68,155	67,868	55,590
Commercial lines of credit	125,195	119,639	135,603
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $48.5 million at March 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $19.6 million at March 31, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2006, December 31, 2005 and March 31, 2005 was $219,000, $183,000 and $87,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
11. Branch Sale
          In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the acquisition of a financial institution.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
12. Earnings per Share
          The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2006 and 2005 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2006	2005
Basic earnings per share:
Net income	$6,712	$19,878
Basic weighted average number of common shares outstanding	61,005,408	60,071,605

Basic earnings per share	$0.11	$0.33

Diluted earnings per share:
Net income	$6,712	$19,878
Subsidiary stock options	—	(120)

Income available after assumed conversion	$6,712	$19,758

Basic weighted average shares outstanding	61,005,408	60,071,605
Common stock equivalents resulting from stock-based compensation	1,755,670	3,135,265

Diluted weighted average shares outstanding	62,761,078	63,206,870

Diluted earnings per share	$0.11	$0.31

          During the three months ended March 31, 2006 and 2005 1,580,271 and zero, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
13. Investment in unconsolidated subsidiaries
          The consolidated statements of financial condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

		As of
	March 31,	December 31,	March 31,
	2006	2005	2005
Statutory business trusts	$7,910	$7,910	$7,910
Rental real estate joint ventures	4,086	4,554	—

Total investments in unconsolidated subsidiaries	$11,996	$12,464	$7,910

          The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Equity in earnings of rental real estate joint ventures	$670	$—
Equity in earnings of statutory business trusts	150	131

Income from unconsolidated subsidiaries	$820	$131

          During 2005, the Company invested in a rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives an 8% preferred return on its investment and 35% of any profits after return of the Company’s investment and the preferred return. In January 2006, the Company recorded a gain of approximately $600,000 and received a capital distribution of its $4.5 million investment in the joint venture as the underlying rental property in the joint venture was sold.

BankAtlantic Bancorp, Inc. and Subsidiaries
          In March 2006, the Company invested $4.1 million in another rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives an 8% preferred return on its investment and 50% of any profits after return of the Company’s investment and the preferred return.
          The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed as financing vehicles solely to issue trust preferred securities.
14. New Accounting Pronouncements
          In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets or liabilities and Management believes that the adoption of this Statement will not have an impact on the Company’s financial statements.
15. Subsequent Events
          In April 2006, the Company entered into a deferred prosecution agreement with the Department of Justice relating to deficiencies identified in BankAtlantic’s Bank Secrecy Act and anti-money laundering compliance programs, and at the same time entered into a cease and desist order with the Office of Thrift Supervision, and a consent with FinCEN relating to these compliance deficiencies. Under the agreement with the Department of Justice, BankAtlantic made a payment of $10 million to the United States. The Office of Thrift Supervision and FinCEN have each independently assessed a civil money penalty of $10 million. Under the OTS order and the FinCEN consent, the OTS and FinCEN assessment was satisfied by the $10 million payment made pursuant to the agreement with the Department of Justice. As previously disclosed, BankAtlantic Bancorp established a $10 million reserve during the fourth quarter of 2005 with respect to these matters and the payment has no impact on 2006 financial results. Provided that BankAtlantic complies with its obligations under the deferred prosecution agreement for a period of 12 months, the Department of Justice has agreed to take no further action in connection with this matter. BankAtlantic has been advised that the cease and desist order issued by the Office of Thrift Supervision and the FinCEN consent will have no effect on BankAtlantic’s ongoing operations and growth, provided that BankAtlantic remains in full compliance with the terms of the orders.
          In April 2006, the Company announced that it was seeking to monetize a portion of its investment in Ryan Beck through a financial transaction, which may include a public offering of Ryan Beck stock.
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. No termination date was set for the buyback program. Shares may be purchased on the open market, or through private transactions. The shares purchased in this program will be retired.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans of changes in the commercial real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business and growth; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. Moreover, this document also contains forward-looking statements with respect to the pursuit of a financial transaction regarding the Company’s investment in Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the fact that a financial transaction may not be consummated or may be consummated on terms different than those currently contemplated. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this report and reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for contingencies; and (vii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
Stock-based Compensation
          The Company adopted SFAS 123R as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See note 2 “Stock Based Compensation” for further information regarding the Company’s accounting policies for stock based compensation under FAS 123R.
          The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alter the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
Summary Consolidated Results of Operations by Segment

	For the Three Months Ended March 31,
(in thousands)	2006	2005	Change
BankAtlantic	$10,418	$20,861	$(10,443)
Ryan Beck	(1,565)	2,530	(4,095)
Parent Company	(2,141)	(3,513)	1,372

Net income	$6,712	$19,878	$(13,166)

For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
          The decrease in BankAtlantic’s segment net income during the 2006 quarter compared to 2005 was primarily due to a substantial increase in non-interest expense to support our branch expansion strategy, maintain our current customer service levels and sustain our low cost deposit growth. Additionally, the 2005 quarter was favorably impacted by a $3.9 million recovery from loan losses that did not occur during the current quarter, and a $1.1 million loss from real estate operations during the current quarter compared to income of $2.2 million during the 2005 quarter. The above reductions in BankAtlantic’s segment net income were partially offset by higher non-interest income driven by transaction account fee income associated with low cost deposit growth. Also, BankAtlantic’s net interest income improved slightly from the prior quarter as a higher net interest margin associated with higher low cost deposits was only partially offset by a decline in earning assets.
          Ryan Beck’s segment net loss during the current quarter was primarily due to compensation costs and other direct expenses associated with the expansion of several of its units, principally the capital markets division, in late 2005. Expense growth was primarily attributable to compensation expense from new hires associated with expansion in the capital markets, investment banking, and private client groups. The generation of any revenues associated with the new hires lagged the increased compensation expense. Compensation and benefits, principally related to this growth, accounted for two thirds of the increase in operating expenses. In addition, information processing costs and business development costs increased 23% and 46%, respectively, during the 2006 quarter compared to the prior quarter. These increases were also the result of the increased headcount.
          The increase in Parent Company segment net income primarily resulted from securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to partially fund the interest expense on its junior subordinated debentures.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2006				March 31, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
( in thousands)
Loans:
Residential real estate	$2,043,309	$25,712		5.03%	$2,085,473	$25,509		4.89%
Commercial real estate	1,557,880	30,827		7.92	1,759,747	28,323		6.44
Loan participations sold	125,293	2,401		7.77	169,541	2,162		5.17
Consumer	539,937	9,477		7.02	487,746	6,776		5.56
Lease financing	467	15		12.85	6,242	151		9.68
Commercial business	102,066	2,246		8.80	94,283	1,640		6.96
Small business	241,103	4,708		7.81	195,733	3,491		7.13

Total loans	4,610,055	75,386		6.54	4,798,765	68,052		5.67
Investments — tax exempt	393,159	5,731	(1)	5.83	334,029	4,829	(1)	5.78
Investments — taxable	588,072	8,233		5.60	732,939	9,555		5.21

Total interest earning assets	5,591,286	89,350		6.39%	5,865,733	82,436		5.62%

Goodwill and core deposit intangibles	78,693				80,375
Other non-interest earning assets	355,868				283,019

Total Assets	$6,025,847				$6,229,127

Deposits:
Savings	$331,117	313		0.38%	$281,512	189		0.27%
NOW	760,419	934		0.50	664,313	602		0.37
Money market	829,700	3,984		1.95	921,382	2,704		1.19
Certificate of deposit	843,866	7,523		3.62	777,353	4,800		2.50

Total interest bearing deposits	2,765,102	12,754		1.87	2,644,560	8,295		1.27

Short-term borrowed funds	245,326	2,643		4.37	357,047	2,122		2.41
Advances from FHLB	1,164,675	14,140		4.92	1,536,434	13,674		3.61
Secured borrowings	125,293	2,401		7.77	169,541	2,162		5.17
Other borrowings	37,819	748		8.02	37,206	600		6.54

Total interest bearing liabilities	4,338,215	32,686		3.06	4,744,788	26,853		2.30
Demand deposits	1,065,909				913,717
Non-interest bearing other liabilities	70,349				44,216

Total Liabilities	5,474,473				5,702,721
Stockholder’s equity	551,374				526,406

Total liabilities and stockholder’s equity	$6,025,847				$6,229,127

Net tax equivalent interest income/ net interest spread		56,664		3.33%		55,583		3.32%

Tax equivalent adjustment		(2,006)				(1,690)
Capitalized interest from real estate operations		480				452

Net interest income		$55,138				$54,345

Margin
Interest income/interest earning assets				6.39%				5.62%
Interest expense/interest earning assets				2.37				1.86

Net interest margin (tax equivalent)				4.02%				3.76%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
          The increase in tax equivalent net interest income primarily resulted from an improvement in the tax equivalent net interest margin, partially offset by a decline in average interest earning assets.
          The improvement in our tax equivalent net interest margin primarily resulted from a significant increase in low cost deposits and secondarily from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these average deposit balances increased from $1,860 million during the three months ended March 31, 2005 to $2,157 million during the current quarter. As a consequence, average low cost deposits were 56% of average deposits for the current quarter compared 52% during the prior quarter. The increase in average deposits also had a favorable impact on BankAtlantic’s net interest spread as higher rate borrowings were replaced with lower cost deposits.
          The margin improvement from the first quarter of 2005 was achieved in a flat yield curve environment as growth in low cost deposits coupled with the decline in other borrowings resulted in the net interest margin improvement. While further margin improvements will depend largely on the future pattern of interest rates, management believes that the expected continued growth in low cost deposits should result in a gradual improvement in BankAtlantic’s margin in subsequent periods.
          BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. Since June 2004, the prime interest rate has increased from 4.00% to 7.75% at March 31, 2006. This increase has favorably impacted yields on earning assets, which was partially offset by higher rates on borrowings.
          BankAtlantic’s average interest earning asset balances declined primarily due to a strategy implemented during the latter half of 2005 to limit earning asset growth in the current flat yield curve environment. Management expects to continue this strategy of limiting asset growth and increasing low cost deposits in a flat or inverted yield curve environment.

BankAtlantic Bancorp, Inc. and Subsidiaries
Provision for Loan Losses

	For Three Months Ended
(in thousands)	March 31,
	2006	2005
Balance, beginning of period	$41,192	$46,010
Charge-offs:
Consumer loans	(145)	(68)
Residential real estate loans	(68)	(198)
Small business	(86)	(128)

Continuing loan products	(299)	(394)
Discontinued loan products	(67)	(324)

Total charge-offs	(366)	(718)

Recoveries:
Commercial business loans	120	1,110
Commercial real estate loans	43	—
Small business	106	185
Consumer loans	81	44
Residential real estate loans	178	1

Continuing loan products	528	1,340
Discontinued loan products	372	326

Total recoveries	900	1,666

Net recoveries	534	948
Provision for (recovery from) loan losses	163	(3,916)

Balance, end of period	$41,889	$43,042

          Charge-offs from continuing loan products were nominal for the three months ended March 31, 2006 and 2005. The majority of the continuing loan product recoveries during the 2005 quarter resulted from a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. The lower charge-offs from discontinued loan products resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $729,000 from $6.7 million a year earlier.
          During the three months ended March 31, 2006, BankAtlantic recorded a provision for loan losses associated with unfavorable trends in home equity loan delinquencies and loan-to-value ratios. The provision was also increased in response to the continued rise in interest rates as well as the escalating higher cost trends in insurance, taxes and energy which generally adversely affect businesses and consumers.
          The provision for loan losses was a net recovery during the 2005 quarter due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan during 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$685	$388	$418
Loans	6,101	6,801	6,504

Total nonaccrual	6,786	7,189	6,922

Repossessed assets:
Real estate owned	1,647	967	1,438

Total nonperforming assets, net	$8,433	$8,156	$8,360

Allowances
Allowance for loan losses	$41,889	$41,192	$43,042
Allowance for tax certificate losses	3,513	3,271	3,453

Total allowances	$45,402	$44,463	$46,495

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$7,032
Performing impaired loans	184	193	216
Restructured loans	5	77	20

TOTAL POTENTIAL PROBLEM LOANS	$189	$270	$7,268

          Non-performing assets increased slightly from December 31, 2005 primarily resulting from higher real estate owned balances associated with tax certificate operations and purchased residential loan repossessions. The improvement in nonaccrual loans at March 31, 2006 compared to December 31, 2005 resulted from declines in non-performing residential loans. The majority of non-accrual loans were residential loans which amounted to $5.1 million at March 31, 2006 compared to $6.0 million and $4.8 million at December 31, 2005 and March 31, 2005, respectively.
          Loans contractually past due 90 days or more at March 31, 2005 primarily consisted of a $7.0 million hotel loan that was repaid during 2005, after its scheduled maturity date.
BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Other service charges and fees	$6,222	$5,238	$984
Service charges on deposits	19,099	12,989	6,110
Income (loss) from real estate operations	(1,096)	2,241	(3,337)
Securities activities, net	(1)	7	(8)
Gain associated with debt redemption	436	—	436
Other	2,347	3,066	(719)

Non-interest income	$27,007	$23,541	$3,466

          The higher Other service charges and fees during 2006 reflect the opening of new deposit accounts, including approximately 77,000 new accounts during the first quarter of 2006 compared to 55,000 during the comparable 2005 period. New ATM and check cards are issued with new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.
          The higher revenues from service charges on deposits during 2006 primarily resulted from an increase in the number of checking accounts discussed above and secondarily from a higher frequency of overdrafts per account reflecting a change in policy allowing certain customers to incur debit card overdrafts.

BankAtlantic Bancorp, Inc. and Subsidiaries
          Income (loss) from real estate operations represents revenues from a real estate joint venture that was acquired in connection with the acquisition in 2002 of a financial institution. The loss during the current quarter resulted from higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages resulting from the active real estate market, exacerbated by damage throughout the area from hurricanes over the past two years. It is possible that we may experience additional losses at this development, depending on the rate of future sales and development costs.
          Gains associated with debt redemption was the result of a gain realized on the prepayment of a $25 million FHLB advance scheduled to mature in 2011 with an average rate of 4.50%. BankAtlantic prepaid this advance as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Other income reported for the 2005 quarter was favorably impacted by a $935,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the acquisition of a financial institution.
BankAtlantic’s Non-Interest Expense

		For Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Employee compensation and benefits	$34,357	$26,398	$7,959
Occupancy and equipment	12,372	9,117	3,255
Advertising and promotion	8,296	5,168	3,128
Amortization of intangible assets	401	425	(24)
Cost associated with debt redemption	423	—	423
Professional fees	2,193	1,895	298
Other	9,341	7,261	2,080

Non-interest expense	$67,383	$50,264	$17,119

          The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures to maintain low cost deposit growth and the hiring of additional personnel to maintain high customer service levels and to extend banking hours.
          The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network. Additionally during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,328 at March 31, 2006 from 1,745 at March 31, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Employee compensation costs for 2006 included $693,000 of share-based compensation costs recorded as part of the Company’s adoption of SFAS 123R compared to $41,000 for 2005.
          The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the renovated and expanded branch network, and higher costs associated with community banking operations as a result of extended weekend and weekday hours. Additionally, BankAtlantic incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities. As a consequence of the above growth, depreciation, building repairs and maintenance, and rent expense increased by 39% from the same 2005 period.
          During the fourth quarter of 2005, BankAtlantic significantly expanded its advertising campaign in an effort to maintain the growth rates of low cost deposits. The additional expenditures for advertising include branch grand opening promotions as well as television, print media and radio advertising. During the 2006 quarter, BankAtlantic opened 77,000 new low cost deposit accounts, an increase of 37% over the corresponding 2005 quarter.
          The cost associated with debt redemption was the result of a prepayment penalty incurred when BankAtlantic prepaid $25.5 million of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.67%.

BankAtlantic Bancorp, Inc. and Subsidiaries
          BankAtlantic prepaid this advance as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          The increase in other non-interest expense relates to $680,000 of higher check fraud losses, an additional $370,000 of fees remitted for maintaining attorney escrow accounts, a $540,000 increase in compliance costs and higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network.
Provision for Income Taxes

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Income before income taxes	$14,600	$31,538	$(16,938)
Provision for income taxes	4,182	10,677	(6,495)

BankAtlantic net income	$10,418	$20,861	$(10,443)

Effective tax rate	28.64%	33.85%	-5.21%

          The decline in the effective tax rate during the three months ended March 31, 2006 compared to the same 2005 period was the result of higher investments in tax exempt securities during 2006 compared to the 2005 quarter. The average balance of tax exempt securities was $393.2 million during the 2006 quarter compared to $334.0 million during the 2005 quarter.

BankAtlantic Bancorp, Inc. and Subsidiaries
Ryan Beck Results of Operations

		For the Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Net interest income:
Broker dealer interest and dividends	$4,238	$2,947	$1,291
Interest expense	(1,621)	(502)	(1,119)

Net interest income	2,617	2,445	172

Non-interest income:
Principal transactions	24,720	19,802	4,918
Investment banking	3,702	11,882	(8,180)
Commissions	22,928	20,315	2,613
Other	3,212	2,687	525

Non-interest income	54,562	54,686	(124)

Non-interest expense:
Employee compensation and benefits	44,355	38,437	5,918
Occupancy and equipment	3,871	4,118	(247)
Advertising and promotion	1,567	1,073	494
Professional fees	1,951	1,417	534
Communications	3,954	3,205	749
Floor broker and clearing fees	2,719	2,368	351
Other	1,918	1,947	(29)

Non-interest expense	60,335	52,565	7,770

Income (loss) before income taxes	(3,156)	4,566	(7,722)
Income taxes	(1,591)	2,036	(3,627)

Net (loss) income	$(1,565)	$2,530	$(4,095)

          Ryan Beck incurred a net loss of $1.6 million for the first quarter 2006 as compared to net income of $2.5 million in the first quarter 2005, primarily as a result of increased expenditures associated with additional capital markets personnel hired during the second half of 2005 and 2006 and decreased investment banking revenue. The decrease in investment banking revenue was partially offset by an increase in principal transactions and an increase in interest on trading securities, reflecting higher yields on Ryan Beck’s fixed income inventory as a result of increases in short-term interest rates.
          Net interest income increased 7% in the first quarter of 2006, compared to the same 2005 quarter. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $231 million of customer margin debit balances.
          Principal transaction revenue increased by 25% compared to the same quarter of 2005, primarily due to an increase in Ryan Beck’s equity and fixed income trading revenue in the first quarter of 2006 compared to the same 2005 quarter. This increase was partially offset by a decrease in gross sales credits associated with corporate bonds and equity securities.
          Investment banking revenue decreased by 69% from the same quarter of 2005, attributable mainly to decreased consulting and merger and acquisition fees, due to lower deal activity in both the financial institutions group and middle market groups during the first quarter of 2006.
          Commission revenue increased by 13% from the same quarter of 2005, attributable mainly to increased equity transactions, and managed money revenues. Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
          The increase in employee compensation and benefits of 15% from 2005 was primarily due to expansion and related hiring, most significantly in the capital markets group during the third and fourth quarter 2005 and first quarter 2006.
          Occupancy and equipment decreased by 6% from the same quarter of 2005, attributable mainly to a decrease in depreciation and amortization of leasehold improvements during the quarter ended March 2006.

BankAtlantic Bancorp, Inc. and Subsidiaries
          Advertising and promotion expense increased 46% from the same quarter of 2005. This increase was primarily attributable to an increase in travel and entertainment expenses associated with the expansion of the capital markets groups business during 2005 and first quarter 2006.
          Professional fees increased 38% from the same quarter 2005. This increase was primarily due to an increase in legal fees and legal settlements during the first quarter 2006.
          Communication expense increased 24% from the same 2005 quarter. This increase was primarily due to the addition of offices and the increase in capital markets personnel during 2005 and the 2006 first quarter.
          The increase in floor broker and clearing fees of 15% was primarily due to the increase in transactional business in the first quarter 2006, compared to the first quarter 2005. This increase was reflected in the 6% increase in tickets processed to 265,000 for 2006 versus 249,000 for 2005.
Parent Company Results of Operations

		For the Three Months
	Ended March 31,
	2006	2005	Change
(in thousands)
Net interest income:
Interest and dividend income	$597	$678	$(81)
Interest expense	(5,215)	(4,570)	(645)

Net interest expense	(4,618)	(3,892)	(726)

Non-interest income:
Income from unconsolidated subsidiaries	820	131	689
Securities activities, net	2,541	95	2,446
Other	—	306	(306)

Non-interest income	3,361	532	2,829

Non-interest expense:
Employee compensation and benefits	1,487	960	527
Professional fees	106	859	(753)
Other	365	226	139

Non-interest expense	1,958	2,045	(87)

Loss before income taxes	(3,215)	(5,405)	2,190
Income taxes	(1,074)	(1,892)	818

Net loss	$(2,141)	$(3,513)	$1,372

          During the three months ended March 31, 2006, interest and dividend income consisted of $529,000 of interest and dividends on managed fund investments and $68,000 of interest income associated with a BankAtlantic repurchase agreement account.
          During the three months ended March 31, 2005, interest and dividend income consisted of interest on loans to Levitt of $465,000, interest and dividends from managed funds of $190,000, and $23,000 of interest income associated with a BankAtlantic repurchase agreement account.
          Interest expense increased during the first quarter of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures and other borrowings average balances were $263.7 million during the three months ended March 31, 2006, of which $129.3 million accrue at floating rates, compared to average junior subordinated debenture and other borrowings balances of $263.3 million, with $128.9 million accruing at floating rates, during the comparable 2005 period.
          Income from unconsolidated subsidiaries during the three months ended March 31, 2006 represents $150,000 of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings and $670,000 of equity earnings from a rental real estate joint venture. The Parent Company recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in the joint venture.

BankAtlantic Bancorp, Inc. and Subsidiaries
          Income from unconsolidated subsidiaries during the three months ended March 31, 2005 represents equity earnings from trusts formed to issue trust preferred securities.
          Securities activities during the three months ended March 31, 2006 and 2005 represent gains from managed funds. During the 2006 quarter, the Parent Company sold $6.4 million of equity securities from its portfolio for gains of $2.5 million in order to partially fund the interest expense on its junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.
          Other income during the first quarter of 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, these services were provided to the Company by BFC and are reflected in other expenses.
          The Company’s compensation expense during 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $271,000 of share-based compensation costs.
          The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
          The decrease in professional fees during the 2006 first quarter compared to the same 2005 period resulted from regulatory costs incurred related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
          The increase in other expenses during 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at March 31, 2006 were $6.4 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to March 31, 2006 are summarized below:
•	Higher federal funds sold resulting from discretionary short term investments at period end;

•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Lower investment securities balances due to accelerated redemptions of tax certificates associated with the appreciation of real estate;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Increase in accrued interest receivable resulting from higher rates on earning asset during the period;

•	Decline in investment in unconsolidated subsidiaries due to a capital distribution from an investment in a rental real estate joint venture partially offset by a $4.1 million investment in another rental real estate joint venture during the first quarter of 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income.
          The Company’s total liabilities at March 31, 2006 were $5.9 billion compared to $6.0 billion at December 31, 2005. The changes in components of total liabilities from December 31, 2005 to March 31, 2006 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and free checking account initiatives;

•	Higher certificate of deposit balances associated with higher yield certificate promotions at store grand openings;

•	Decrease in FHLB advances, securities sold under agreements to repurchase, federal funds purchased and other short term borrowings due to deposit growth and a decline in earning assets;

BankAtlantic Bancorp, Inc. and Subsidiaries
•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to discontinue secured borrowing arrangements;

•	Increase in notes payable associated with Parent Company revolving line of credit borrowings used to invest in a rental real estate joint venture;

•	Increase in securities sold but not yet purchased and due from clearing agents relating to Ryan Beck’s trading activities;

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006.
          Stockholders’ equity at March 31, 2006 was $521.8 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $6.7 million, a $7.8 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $1.1 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases in stockholders’ equity were partially offset by $2.3 million of common stock dividends, a $791,000 change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of Class A stock options.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. No termination date was set for the buyback program. The shares will be purchased on the open market, although we may purchase shares through private transactions. Shares may be purchased on the open market or through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio.
          The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $20.3 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.3 million. In April 2006, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
          In April 2006, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its Class A Common Stock. The purpose of the proposed offering is to monetize a portion of the Company’s investment in Ryan Beck through payment of a special dividend funded by a portion of the net proceeds. The Company and Ryan Beck also intend to concurrently consider other non-public financial transactions. The Company expects to retain a substantial interest in Ryan Beck subsequent to any financial transaction. Ryan Beck did not pay any dividends to the Company during 2005, and except in connection with any possible financial transaction, it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
          The Company has invested $88.1 million in equity securities with a money manager. The equity securities had a fair value of $98.7 million as of March 31, 2006. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
          The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These loans are secured by the common stock of BankAtlantic. At March

BankAtlantic Bancorp, Inc. and Subsidiaries
31, 2006, the Company was in compliance with all loan covenants. The Company had outstanding borrowings under these credit facilities of $5.0 million at March 31, 2006.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, to fund growth and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.1 billion as of March 31, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at March 31, 2006. BankAtlantic has established lines of credit for up to $532.9 million with other banks to purchase federal funds of which $81.2 million was outstanding as of March 31, 2006. BankAtlantic has also established a $5.9 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program. The U.S. Treasury, at its discretion, can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at March 31, 2006 was $1.2 million of short term borrowings associated with this U.S. Treasury program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2006, BankAtlantic had $35.4 million of outstanding brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at March 31, 2006 were $469.1 million and $29.0 million, respectively, compared to $331.3 million and $291.1 million, respectively, at March 31, 2005. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $0 and $3.8 million at March 31, 2006 and 2005, respectively. At March 31, 2006, total loan commitments represented approximately 11% of net loans receivable.
          At March 31, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $127.9 million pledged against securities sold under agreements to repurchase, $32.2 million pledged against public deposits and $57.5 million pledged against treasury tax and loan accounts.
          BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 6 branches during the past 15 months. At March 31, 2006, BankAtlantic had $5.3 million of commitments to purchase land for branch expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open approximately 14 to 20 branches and relocate two branches during 2006, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is expected to be approximately $46 to $60 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
          At March 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.
          At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2006:
Total risk-based capital	$525,304	12.21%	8.00%	10.00%
Tier 1 risk-based capital	$458,086	10.65%	4.00%	6.00%
Tangible capital	$458,086	7.75%	1.50%	1.50%
Core capital	$458,086	7.75%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2005.
Ryan Beck & Co., Inc. Liquidity and Capital Resources
          Ryan Beck’s primary sources of funds during the quarter ended March 31, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During the three months ended March 31, 2006, the buyer made $342,000 of principal repayments on the promissory note which reduced the balance to $3.0 million at March 31, 2006.
          In the ordinary course of business, Ryan Beck borrows funds under agreements with its clearing brokers and pledges securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing brokers and can be changed at the clearing brokers’ discretion. Additionally, the amount financed is also impacted by the market value of the securities pledged as collateral.
          Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $31.9 million, which was $30.9 million in excess of its required net capital of $1.0 million at March 31, 2006.
          Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2006.

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
BankAtlantic Interest Rate Risk
          The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

		BankAtlantic Repricing Gap Table
	As of March 31, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$104,928	157,354	115,116	335,910	713,308
Hybrid ARMs less than 5 years	177,835	188,513	61,383	1,377	429,108
Hybrid ARMs more than 5 years	192,572	221,791	197,194	302,738	914,295
Commercial loans	1,563,169	114,313	44,545	714	1,722,741
Small business loans	153,664	69,009	20,975	9,100	252,748
Consumer loans	508,187	4,710	3,806	14,711	531,414

Total loans	2,700,355	755,690	443,019	664,550	4,563,614

Investment securities
Tax exempt securities	143	4,989	21,488	371,817	398,437
Taxable investment securities	245,516	86,218	55,846	59,060	446,640
Tax certificates	135,114	—	—	—	135,114

Total investment securities	380,773	91,207	77,334	430,877	980,191

Total interest earning assets	3,081,128	846,897	520,353	1,095,427	5,543,805

Total non-earning assets	—	—	—	456,295	456,295

Total assets	$3,081,128	846,897	520,353	1,551,722	6,000,100

Total interest bearing liabilities	$2,581,665	759,068	330,826	1,703,943	5,375,502
Non-interest bearing liabilities and stockholder’s equity	—	—	—	624,598	624,598

Total non-interest bearing liabilities and equity	$2,581,665	759,068	330,826	2,328,541	6,000,100

GAP (repricing difference)	$499,463	87,829	189,527	(608,516)
Cumulative GAP	$499,463	587,292	776,819	168,303
Repricing Percentage of Total Assets	8.32%	1.46%	3.16%	-10.14%

Cumulative Percentage of Total Assets	8.32%	9.79%	12.95%	2.81%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk because our assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
          Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings, and

•	Reinvestment in earning assets.
          Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing the Company’s model:

As of March 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$261,447	0.23%
+100 bp	$264,114	1.27%
0	$260,871	—
-100 bp	$255,597	-2.07%
-200 bp	$242,966	-7.03%
          Our tax equivalent net interest margin improved to 4.02% in the first quarter of 2006 vs. 3.76% in the first quarter 2005. The improvement is primarily attributable to an increase in low cost deposits funding the repayment of institutional short term borrowings. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, we believe our high level of low cost deposits and the expected continued growth in those deposits, coupled with the general positioning of our balance sheet for rising interest rates should enable BankAtlantic’s margin to show gradual improvement in subsequent periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
Equity Price Risk
          We also maintain a portfolio of equity securities in our Parent Company that subject us to equity pricing risks which would arise as the relative values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at March 31, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$118,460	$19,743
10%	$108,589	$9,872
0%	$98,717	$—
-10%	$88,845	$(9,872)
-20%	$78,974	$(19,743)
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
          Modeling and statistical methods rely on approximations and assumptions that could fluctuate significantly under certain circumstances. As such, the risk management process also employs other methods such as sensitivity to interest rates and stress testing.
          The following table sets forth the high, low and average VaR for Ryan Beck for the three months ended March 31, 2006 (in thousands):

	High	Low	Average

VaR	$354,915	$139,141	$212,910
Aggregate Long Value	189,720	93,813	130,966
Aggregate Short Value	100,643	35,517	62,317

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
          In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
          Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
BankAtlantic has entered into a Deferred Prosecution Agreement with the Department of Justice and a Cease and Desist Order with the OTS.
          In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice relating to past deficiencies in BankAtlantic’s compliance with the Bank Secrecy Act and anti-money laundering laws. Under the Department of Justice agreement, BankAtlantic agreed to the filing of a one-count information charging it with failing to establish an adequate anti-money laundering compliance program in accordance with the Bank Secrecy Act. BankAtlantic simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice has agreed to take no further action against BankAtlantic in connection with this matter, the court will dismiss the information, and the deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per share	or Programs (2)	Programs
January 1, 2006 through January 31, 2006	—	$—	—	—
February 1, 2006 through February 28, 2006	509,705	13.72	—	—
March 1, 2006 through March 31, 2006	1,243	14.32	—	—

Total	510,948	$13.72	—	—

1.	The amount represents the number of shares of the Company’s Class A Common Stock redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

2.	The Company had no plan or program to repurchase its equity securities as of March 31, 2006. On May 2, 2006, the Board of Directors approved the repurchase of up to 6 million shares of Class A common stock through a Share Repurchase Program. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 6. Exhibits

Exhibit 10.1	Deferred Prosecution Agreement, including Factual Statement filed with the Company’s Form 8-K on April 26, 2006.

Exhibit 10.2	Assessment of Civil Money Penalty (FinCEN) filed with the Company’s Form 8-K on April 26, 2006.

Exhibit 10.3	Stipulation and Consent to Cease and Desist Order and Civil Money Penalty (OTS) filed with the Company’s Form 8-K on April 26, 2006.

Exhibit 10.4	Cease and Desist Order (OTS) filed with the Company’s Form 8-K on April 26, 2006.

Exhibit 10.5	Order of Assessment of a Civil Money Penalty (OTS) filed with the Company’s Form 8-K on April 26, 2006.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

May 10, 2006	By:	/s/ Alan B. Levan

Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

May 10, 2006	By:	/s/ James A. White

Date		James A. White
Executive Vice President,
Chief Financial Officer