Form 10-Q
period 2006-06-30
BANKATLANTIC BANCORP INC
filed 2006-08-09
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 2, 2006
Class A Common Stock, par value $0.01 per share	56,473,034
Class B Common Stock, par value $0.01 per share	4,876,124

Part I. FINANCIAL INFORMATION

		Page
Reference

Item 1.	Financial Statements	1-27

	Consolidated Statements of Financial Condition - June 30, 2006 and 2005 and December 31, 2005 - Unaudited	4

	Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2006 and 2005 - Unaudited	5-6

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income - For the Six Months Ended June 30, 2006 and 2005 - Unaudited	7

	Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2006 and 2005 - Unaudited	8-10

	Notes to Consolidated Financial Statements - Unaudited	11-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-46

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47-49

Item 4.	Controls and Procedures	50

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 6.	Exhibits	52

	Signatures	53
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,	June 30,
(In thousands, except share data)	2006	2005	2005

ASSETS
Cash and due from depository institutions	$163,394	$167,032	$159,173
Federal funds sold and other short-term investments	1,263	3,229	5,783
Securities owned (at fair value)	174,657	180,292	109,095
Securities available for sale (at fair value)	662,304	674,544	749,188
Investment securities and tax certificates (approximate fair value:
$411,117, $364,122 and $403,951)	415,127	364,444	402,430
Federal Home Loan Bank stock, at cost which approximates fair value	62,667	69,931	88,362
Loans receivable, net of allowance for loan losses of $42,012, $41,192 and $43,650	4,478,427	4,622,234	4,961,119
Residential loans held for sale	6,337	2,538	7,785
Accrued interest receivable	42,655	41,490	41,270
Real estate held for development and sale	23,585	21,177	23,982
Investments in unconsolidated subsidiaries	11,996	12,464	7,910
Office properties and equipment, net	187,283	154,120	135,012
Deferred tax asset, net	35,235	29,615	22,636
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	7,608	8,395	9,197
Due from clearing agent	3,963	—	22,091
Other assets	49,182	43,232	61,344

Total assets	$6,402,357	$6,471,411	$6,883,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,119,604	$1,019,949	$1,039,611
NOW	747,437	755,708	660,633
Savings	372,212	313,889	302,677
Money market	740,192	846,441	899,364
Certificates of deposits	855,561	816,689	789,533

Total deposits	3,835,006	3,752,676	3,691,818

Advances from FHLB	1,127,065	1,283,532	1,695,265
Securities sold under agreements to repurchase	196,099	116,026	246,360
Federal funds purchased and other short term borrowings	224,322	139,475	109,500
Secured borrowings	—	138,270	165,375
Subordinated debentures, notes and bonds payable	37,378	39,092	35,232
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	39,173	35,177	28,184
Due to clearing agent	38,730	24,486	—
Other liabilities	120,617	163,075	137,657

Total liabilities	5,881,656	5,955,075	6,372,657

Commitments and contingencies (See note 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 56,338,922, 55,884,089 and 55,766,653 shares	564	559	558
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124, and 4,876,124 shares	49	49	49
Additional paid-in capital	261,325	261,720	260,829
Unearned compensation — restricted stock grants	—	(936)	(916)
Retained earnings	271,450	261,279	251,129

Total stockholders’ equity before accumulated other comprehensive loss	533,388	522,671	511,649
Accumulated other comprehensive loss	(12,687)	(6,335)	(1,255)

Total stockholders’ equity	520,701	516,336	510,394

Total liabilities and stockholders’ equity	$6,402,357	$6,471,411	$6,883,051

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS -UNAUDITED

	For the Three Months		For the Six Months
(In thousands, except share and per share data)	Ended June 30,		Ended June 30,
Interest income:	2006	2005	2006	2005

Interest and fees on loans	$75,765	$73,581	$151,151	$142,098
Interest on debt securities available for sale	4,314	5,258	8,619	10,553
Interest on tax exempt securities	4,506	4,016	8,735	7,369
Interest and dividends on other investment securities	4,396	4,443	8,772	8,807
Broker dealer interest and dividends	3,347	3,242	7,162	6,061

Total interest income	92,328	90,540	184,439	174,888

Interest expense:
Interest on deposits	13,852	9,534	26,606	17,829
Interest on advances from FHLB	13,007	15,604	27,146	29,278
Interest on securities sold under agreements to repurchase and federal funds purchased	4,931	2,646	7,506	4,745
Interest on secured borrowings	—	2,482	2,401	4,644
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	7,891	6,316	15,475	11,988
Capitalized interest on real estate development	(289)	(437)	(769)	(889)

Total interest expense	39,392	36,145	78,365	67,595

Net interest income	52,936	54,395	106,074	107,293
(Recovery from) provision for loan losses	(20)	820	143	(3,096)

Net interest income after (recovery from) provision for loan losses	52,956	53,575	105,931	110,389

Non-interest income:
Broker/dealer revenue	51,381	83,915	105,943	138,601
Service charges on deposits	21,274	14,744	40,373	27,733
Other service charges and fees	7,353	5,849	13,575	11,087
Income (loss) from real estate operations	114	1,655	(982)	3,896
Income from unconsolidated subsidiaries	278	137	1,098	268
Securities activities, net	2,830	90	5,371	192
Gains associated with debt redemption	1,092	—	1,528	—
Gains on sales of office properties and equipment, net	1,806	293	1,778	293
Other	2,876	2,520	5,242	5,803

Total non-interest income	89,004	109,203	173,926	187,873

Non-interest expense:
Employee compensation and benefits	80,011	78,391	160,211	144,186
Occupancy and equipment	17,516	13,953	33,763	27,190
Impairment of office properties and equipment	—	3,706	—	3,706
Advertising and promotion	8,644	8,069	18,601	14,367
Professional fees	4,189	4,316	8,439	8,397
Communications	3,930	3,508	7,884	6,713
Floor broker and clearing fees	2,142	2,012	4,861	4,380
Cost associated with debt redemption	1,034	—	1,457	—
Check losses	1,875	545	3,121	1,115
Other	12,422	9,643	23,094	18,874

Total non-interest expense	131,763	124,143	261,431	228,928

Income before income taxes	10,197	38,635	18,426	69,334
Provision for income taxes	2,075	14,098	3,592	24,919

Net income	$8,122	$24,537	$14,834	$44,415

(continued)
See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Earnings per share
Basic earnings per share	$0.13	$0.41	$0.24	$0.74

Diluted earnings per share	$0.13	$0.38	$0.24	$0.69

Cash dividends per Class A share	$0.038	$0.035	$0.038	$0.070

Cash dividends per Class B share	$0.038	$0.035	$0.038	$0.070

Basic weighted average number of common shares outstanding	61,324,163	60,452,710	61,165,666	60,263,210

Diluted weighted average number of common and common equivalent shares outstanding	62,819,871	63,161,289	62,791,678	63,175,886

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For of the Six Months Ended June 30, 2005 and 2006 — Unaudited

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$44,415	—	—	44,415	—	—	44,415

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $159)	(140)
Reclassification adjustment for net gain included in net income (less income tax expense of $69)	(123)

Other comprehensive income (loss)	(263)

Comprehensive income	$44,152

Dividends on Class A Common Stock		—	—	(3,899)	—	—	(3,899)
Dividends on Class B Common Stock		—	—	(342)	—	—	(342)
Issuance of Class A common stock upon exercise of stock options		9	1,929				1,938
Tax effect relating to share-based compensation		—	4,190	—	—	—	4,190
Retirement of Class A Common Stock relating to exercise of stock options		(3)	(4,645)	—	—	—	(4,648)
Amortization of unearned compensation — restricted
stock grants		—	—	—	85	—	85
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(263)	(263)

BALANCE, JUNE 30, 2005		$607	$260,829	$251,129	$(916)	$(1,255)	$510,394

BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Net income	$14,834	—	—	14,834	—	—	14,834

Other comprehensive (loss), net of tax:
Unrealized loss on securities available for sale (less income tax benefit of $1,961)	(3,053)
Reclassification adjustment for net gain included in net income (less income tax expense of $2,072)	(3,299)

Other comprehensive loss	(6,352)

Comprehensive income	$8,482

Dividends on Class A common stock		—	—	(4,293)	—	—	(4,293)
Dividends on Class B common stock		—	—	(370)	—	—	(370)
Issuance of Class A common stock upon exercise of stock options		13	5,374	—	—	—	5,387
Tax effect relating to share-based compensation		—	3,553	—	—	—	3,553
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,009)	—	—	—	(7,014)
Purchase and retirement of Class A common stock		(2)	(3,624)	—	—	—	(3,626)
Share based compensation expense		—	2,246	—	—	—	2,246
Adoption of FAS 123R		(1)	(935)	—	936	—	—
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(6,352)	(6,352)

BALANCE, JUNE 30, 2006		$613	$261,325	$271,450	$—	$(12,687)	$520,701

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2006	2005

Operating activities:
Net income	$14,834	$44,415
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision (recovery) and valuation allowances, net (1)	293	(3,046)
Depreciation, amortization and accretion, net	10,365	8,829
Amortization of deferred revenue	3,344	1,568
Amortization of intangible assets	787	825
Share-based compensation expense related to stock options and restricted stock	2,246	—
Excess tax benefits from share-based compensation	(3,553)	—
Securities activities, net	(5,371)	(192)
Net gains on sale of real estate owned	(724)	(882)
Net gains on sales of loans held for sale	(294)	(226)
Gains on sales of property and equipment	(1,778)	(293)
Gain on sale of branch	—	(922)
Increase in deferred tax benefits	(1,587)	(2,208)
Net gains associated with debt redemptions	(71)	—
Impairment of office properties and equipment	—	3,706
Increase in forgivable notes receivable, net	(2,332)	(2,675)
Originations of loans held for sale, net	(44,081)	(35,678)
Proceeds from sales of loans held for sale	41,281	32,766
(Increase) decrease in real estate held for development and sale	(1,955)	3,710
Decrease in securities owned, net	5,635	16,348
Increase (decrease) in securities sold but not yet purchased	3,996	(11,278)
Increase in accrued interest receivable	(1,165)	(5,288)
Increase in other assets	(6,294)	(22,238)
Increase (decrease) in due to clearing agent	10,281	(5,472)
Decrease in other liabilities	(42,249)	(3,251)

Net cash (used in) provided by operating activities	(18,392)	18,518

(continued)
See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2006	2005

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	84,669	96,204
Purchase of investment securities and tax certificates	(135,145)	(191,661)
Purchase of securities available for sale	(86,820)	(177,631)
Proceeds from sales and maturities of securities available for sale	93,641	175,839
Purchases of FHLB stock	(15,075)	(21,725)
Redemption of FHLB stock	22,339	11,982
Investments in unconsolidated subsidiaries	(4,081)	—
Distributions from unconsolidated subsidiaries	4,549	—
Net repayments (purchases and originations) of loans	30,379	(231,606)
Proceeds from sales of real estate owned	1,708	2,189
Proceeds from the sale of property and equipment	8	664
Purchases of office property and equipment	(39,697)	(17,068)
Cash outflows from the sale of branch	—	(13,605)

Net cash used in investing activities	(43,525)	(366,418)

Financing activities:
Net increase in deposits	82,330	252,332
Repayments of FHLB advances	(1,436,344)	(689,166)
Proceeds from FHLB advances	1,280,000	840,000
Increase (decrease) in securities sold under agreements to repurchase	80,073	(50,283)
Decrease in federal funds purchased	84,847	4,500
Proceeds from secured borrowings	—	30,364
Repayments of secured borrowings	(26,516)	—
Repayment of notes and bonds payable	(6,714)	(2,509)
Proceeds from notes payable	5,000	—
Excess tax benefits from share-based compensation	3,553	—
Proceeds from issuance of Class A common stock	1,053	809
Payment of the minimum withholding tax upon the exercise of stock options	(2,675)	(3,519)
Purchase and retirement of Class A common stock	(3,631)	—
Purchase of subsidiary common stock	—	(491)
Dividends paid	(4,663)	(4,241)

Net cash provided by financing activities	56,313	377,796

(Decrease) increase in cash and cash equivalents	(5,604)	29,896
Cash and cash equivalents at the beginning of period	170,261	135,060

Cash and cash equivalents at end of period	$164,657	$164,956

(continued)
See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2006	2005

Cash paid for
Interest on borrowings and deposits	$80,080	$61,394
Income taxes	20,723	8,496
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	1,924	1,793
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	4,190
Reduction in loans participations sold accounted for as secured borrowings	111,754	—
Exchange of branch facilities	2,350	—
Change in accumulated other comprehensive income	(6,352)	(263)
Change in deferred taxes on other comprehensive income	(4,033)	(228)
Securities purchased pending settlement	—	3,557
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	4,334	1,129

(1)	Provision (recoveries) and valuation allowances represents provision for (recovery from) loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
   1. Presentation of Interim Financial Statements and Significant Accounting Policies
     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and Ryan Beck Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 81 branches or “stores” located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 43 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at June 30, 2006, December 31, 2005 and June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, the consolidated stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2006. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Form 10-Q for the three months ended March 31, 2006.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2006.
     BankAtlantic performed a review of the classification of its loan participations in its financial statements for the year ended December 31, 2005. Based on the review, BankAtlantic concluded that certain loan participations should have been accounted for as secured borrowings instead of participations sold. As a consequence, participations aggregating approximately $165.4 million that were previously recorded as participations sold were corrected in the Company’s June 30, 2005 financial statements to reflect such amount as loans receivable and secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in the affected loan participations being accounted for as loan sales with a corresponding reduction in secured borrowings.
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
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors:

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
   2. Stock Based Compensation
     The Company has stock based compensation plans under which restricted stock, incentive stock options and non-qualifying stock options were awarded to officers, employees and directors and affiliate employees. Options available for grant under all stock options plans except for the 2005 Restricted Stock and Option Plan (the “Plan”) were canceled during 2005. The Plan provides for the issuance of up to 6,000,000 shares of Class A common stock for restricted stock or option awards.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three and six months ended June 30, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as operating and financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005 compared to the actual results reported under SFAS No. 123R for the three and six months ended June 30, 2006.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands, except share data)	2006		2005	2006		2005

Net income, as reported		$8,122	$24,537		$14,834	$44,415
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects		1,177	41		2,246	85
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects		(1,177)	(505)		(2,246)	(1,021)

Pro forma net income		$8,122	$24,073		$14,834	$43,479

Earnings per share:
Basic as reported		$0.13	$0.41		$0.24	$0.74

Basic pro forma	$	N/A	$0.40	$	N/A	$0.72

Diluted as reported		$0.13	$0.38		$0.24	$0.69

Diluted pro forma	$	N/A	$0.37	$	N/A	$0.68

     The following is a summary of the Company’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$7.54
Vested	(19,500)	7.17
Forfeited	—	—
Issued	—	—

Outstanding at June 30, 2005	128,000	$7.60

Outstanding at December 31, 2005	132,634	$8.00
Vested	(24,134)	9.42
Forfeited	—	—
Issued	10,000	14.26

Outstanding at June 30, 2006	118,500	$8.23

     As of June 30, 2006, approximately $902,000 of total unrecognized compensation cost was related to unvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three and six months ended June 30, 2006 was $401,000 and $433,000, respectively.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management began estimating the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted during the six months ended June 30, 2006. There were no options granted during the six months ended June 30, 2005.

	Employees	Directors
Stock Price	$13.60	$13.95
Exercise Price	$13.60	$13.95
Interest Rate	4.66%	4.66%
Dividend Rate	1.12%	1.09%
Volatility	33.00%	33.00%
Option Life (years)	7.50	5.00
Option Value	$5.47	$4.66
Annual Forfeiture Rate	3.00%	0%
     The following is a summary of the Company’s Class A common stock option activity during the six months of 2005 and 2006:

Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(813,770)
Forfeited	(25,785)
Issued	—

Outstanding at June 30, 2005	5,335,290

Outstanding at December 31, 2005	6,039,253
Exercised	(1,324,281)
Forfeited	(148,816)
Issued	37,408

Outstanding at June 30, 2006	4,603,564

Available for grant at June 30, 2006	5,126,253

BankAtlantic Bancorp, Inc. and Subsidiaries
     As of June 30, 2006, there was $8.9 million of total unearned compensation cost related to the Company’s non-vested Class A common stock options. The cost is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $20.3 million and $14.1 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13.0 million and $12.8 million, respectively.

	For the Six Months
	Ended June 30,
	2006	2005
Weighted average exercise price of options outstanding	$10.43	$7.45
Weighted average exercise price of options exercised	$4.07	$2.38
Weighted average price of options forfeited	$13.74	$10.35
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
     The following table summarizes information about fixed stock options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 06/30/06	Contractual Life	Price	at 06/30/06	Price
A	$1.90 to $3.83	589,118	4.1 years	$2.98	589,118	$2.98
A	$3.84 to $6.70	676,057	2.1 years	4.87	676,057	4.87
A	$6.71 to $9.36	1,741,166	6.2 years	7.98	61,920	7.97
A	$9.37 to $18.19	114,952	7.4 years	12.68	37,452	10.27
A	$18.20 to $19.02	1,482,271	8.5 years	18.62	59,371	18.48

		4,603,564	6.1 years	$10.43	1,423,918	$4.93

     The following table summarizes information about fixed stock options outstanding at June 30, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 06/30/05	Contractual Life	Price	at 06/30/05	Price
A	$1.90 to $3.83	1,468,963	3.9 years	$3.21	771,526	$3.40
A	$3.84 to $6.70	1,227,779	2.9 years	4.96	1,227,779	4.96
A	$6.71 to $9.36	1,839,904	6.9 years	7.98	65,310	8.01
A	$9.37 to $18.19	30,044	2.8 years	9.36	30,044	9.36
A	$18.20 to $19.02	768,600	8.4 years	18.20	35,000	18.20

		5,335,290	5.3 years	$7.45	2,129,659	$4.77

     In July 2006, the Board of Directors granted incentive and non-qualifying stock options to acquire an aggregate of 892,800 shares of Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The options vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $14.81 which was equal to the market value of the Class A common stock at the date of grant. The option value calculated using the Black Scholes option pricing model is $6.04 per share. Additionally, during July 2006, non-employee directors were issued 21,390 shares of restricted Class A common stock, and options to acquire 10,060 shares of Class A common stock. The restricted stock and stock options were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock will vest monthly over a 12-month service period. Stock options vested on the date of grant, have a ten-year term and have an exercise price of $14.96, which was equal to the market value of the Class A

BankAtlantic Bancorp, Inc. and Subsidiaries
common stock on the date of grant. The option value calculated using the Black Scholes option pricing model is $4.97 per share. Compensation expense of $50,000 was recognized in connection with the option grants as the options vest immediately.
Ryan Beck Stock Option Plan:
     Ryan Beck has a stock based compensation plan under which non-qualifying stock options to acquire up to 2,446,500 shares of Ryan Beck Holdings, Inc. Common Stock can be awarded to officers and directors.
     The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,500)
Issued	22,000

Outstanding at June 30, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(22,500)
Issued	377,500

Outstanding at June 30, 2006	2,424,000

Available for grant at June 30, 2006	13,500

     Options forfeited during the six months ended June 30, 2006 and 2005 had a weighted average exercise price of $5.26.
     The table below presents the weighted average assumptions used to value Ryan Beck options granted during the six months ended June 30, 2006 and 2005.

	For the Six Months
	Ended June 30,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	38.25%	40.90%
Option Life (years)	7.00	6.00
Option Value	$3.86	$2.33
Annual Forfeiture Rate	9.32%	—%
     The stock price was obtained from a third party valuation. All options granted during 2006 to acquire shares of Ryan Beck vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $11.9 million and $8.9 million, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table summarizes information about Ryan Beck’s stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 06/30/06	Contractual Life	Price	at 06/30/06	Price
$1.60 to $1.68	1,320,000	5.8 years	$1.62	1,252,500	$1.61
$5.26 to $5.46	726,500	7.7 years	5.27	—	—
$5.50 to $8.74	377,500	9.6 years	8.74	—	—

	2,424,000	7.0 years	$3.82	1,252,500	$1.61

     The following table summarizes information about Ryan Beck’s stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 06/30/05	Contractual Life	Price	at 06/30/05	Price
$1.60 to $1.68	1,365,000	6.6 years	$1.62	1,065,000	$1.60
$1.70 to $3.50	75,000	8.2 years	3.36	—	—
$5.26 to $5.46	820,000	8.1 years	5.27	—	—

	2,260,000	7.2 years	$3.00	1,065,000	$1.60

     During the six months ended June 30, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock at $5.46 per share in accordance with the terms of the stock option grant. The shares were issued in June 2004 upon exercise of Ryan Beck stock options.
   3. Class A Common Stock
     During the three and six months ended June 30, 2006, the Company received net proceeds of $575,000 and $1.1 million, respectively, upon the exercise of stock options for 149,537 and 813,333 shares of Class A common stock, respectively, compared to $387,000 and $809,000, respectively, for 120,185 and 571,928 shares of Class A common stock for the three and six months ended June 30, 2005, respectively. During the six months ended June 30, 2006 and 2005, the Company accepted 316,076 shares of Class A common stock with a fair value of $4.3 million and 62,253 shares of Class A common stock with a fair value of $1.1 million, respectively, as consideration for the exercise price of stock options. Also during the six months ended June 30, 2006 and 2005, the Company accepted 194,872 and 196,962 shares of Class A common stock with a fair value of $2.7 million and $3.5 million, respectively, for payment of optionees’ minimum statutory withholding taxes related to option exercises.
     During the second quarter of 2006, the Board of Directors approved the repurchase of up to 6,000,000 shares of the Company’s Class A Common Stock, which constitutes approximately 10% of the total of its Class A and Class B Common Stock presently outstanding. The timing and amount of repurchases will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the buyback program. Shares may be purchased on the open market or through private transactions. During the three months ended June 30, 2006, the Company purchased and retired 250,000 shares of Class A common stock at an average price per share of $14.50.

BankAtlantic Bancorp, Inc. and Subsidiaries
   4. Advances from the Federal Home Loan Bank
     During the three and six months ended June 30, 2006, BankAtlantic prepaid $433.5 million and $484.0 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $394.0 million had an average interest rate of 5.44% and were scheduled to mature in 2008, and the remaining $90.0 million had an average interest rate of 4.79% and were scheduled to mature between 2009 and 2011. During the three months ended June 30, 2006, BankAtlantic incurred prepayment penalties of $1.0 million upon the repayment of $368.5 million of advances and recorded a gain of $1.1 million upon the repayment of $65.0 million of advances. During the six months ended June 30, 2006, BankAtlantic incurred prepayment penalties of $1.4 million upon the repayment of $394.0 million of advances and recorded a gain of $1.5 million upon the repayment of $90.0 million of advances.
     BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effects of an asset sensitive portfolio on the net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Of the remaining FHLB advances outstanding at June 30, 2006, $47.0 million mature between 2008 and 2010 and have a fixed weighted average interest rate of 5.83%, $980 million are LIBOR-based floating rate advances that mature between 2006 and 2007 and had a weighted average interest rate of 5.23% and $100 million are callable adjustable rate advances that bear interest at a LIBOR-based floating rate which adjusts quarterly, have maturities between 2009 and 2012 and currently have a weighted average interest rate of 4.79%.
   5. Impairment of Office Properties and Equipment
     During May 2005, the Company opened its new Corporate Center, which serves as its corporate headquarters. As a result of the corporate headquarters relocation and the contemplated demolition of the old corporate headquarters building, the Company recorded an impairment charge for the $3.7 million carrying value of the building and equipment in its Consolidated Statement of Operations for the three and six months ended June 30, 2005. The building and equipment were included in the BankAtlantic reportable segment.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	407	388	814	776
Expected return on plan assets	(547)	(525)	(1,094)	(1,050)
Amortization of unrecognized net gains and losses	237	168	474	336

Net periodic pension expense	$97	$31	$194	$62

     BankAtlantic did not contribute to the Plan during the six months ended June 30, 2006 and 2005. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2006.

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
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
States and municipal obligations	$55,117	$76,568	$23,979
Corporate debt	4,771	3,410	6,817
Obligations of U.S. Government agencies	56,509	45,827	29,402
Equity securities	30,400	23,645	20,572
Mutual funds and other	22,468	28,359	26,305
Certificates of deposit	5,392	2,483	2,020

	$174,657	$180,292	$109,095

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing brokers. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2006 and 2005, balances due from clearing brokers were $4.0 million and $22.1 million, respectively. As of June 30, 2006 and December 31, 2005, balances due to the clearing brokers were $38.7 million and $24.5 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Equity securities	$2,904	$3,780	$9,807
Corporate debt	1,146	1,332	3,881
State and municipal obligations	107	41	67
Obligations of U.S. Government agencies	34,793	29,653	14,287
Certificates of deposits	223	371	142

	$39,173	$35,177	$28,184

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
     During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated for accounting purposes into its General Partner, a wholly-owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $8.2 million and $0, respectively, associated with the Partnership at June 30, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
   8. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Real estate loans:
Residential	$2,060,161	$2,043,055	$2,295,326
Construction and development	928,215	1,339,576	1,580,882
Commercial	1,065,646	1,060,245	1,053,380
Small business	174,018	151,924	139,233
Loans to Levitt Corporation	—	223	4,746
Other loans:
Home equity	524,735	513,813	494,904
Commercial business	148,730	89,752	84,497
Small business — non-mortgage	89,094	83,429	72,543
Consumer loans	15,489	21,469	13,743
Deposit overdrafts	6,458	5,694	5,434
Discontinued loans products (1)	593	1,207	5,266

Total gross loans	5,013,139	5,310,387	5,749,954

Adjustments:
Undisbursed portion of loans in process	(493,274)	(649,296)	(747,750)
Premiums related to purchased loans	3,303	5,566	6,633
Deferred fees, net	(2,729)	(3,231)	(4,068)
Allowance for loan and lease losses	(42,012)	(41,192)	(43,650)

Loans receivable — net	$4,478,427	$4,622,234	$4,961,119

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     The Company’s loans to Levitt Corporation had an outstanding balance of $0, $223,000 and $4.7 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Included in interest income in the Company’s statement of operations for the three and six months ended June 30, 2005 were $206,778 and $819,667, respectively of interest income related to loans to Levitt Corporation.
   9. Real Estate Held for Development and Sale
     Real estate held for development and sale consists of a real estate venture that was acquired in connection with the acquisition of a financial institution in 2002 and at June 30, 2005 also included real estate held for sale associated with BankAtlantic branch banking facilities.
     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Land and land development costs	$12,783	$9,921	$10,805
Construction costs	5,849	8,264	8,194
Other costs	4,953	2,992	2,515
Branch banking facilities	—	—	2,468

Total	$23,585	$21,177	$23,982

BankAtlantic Bancorp, Inc. and Subsidiaries
     Income (loss) from real estate operations was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales of real estate	$1,100	$5,773	$7,613	$14,801
Cost of sales on real estate	986	4,118	8,595	10,905

Income (loss) from of real estate operations	$114	$1,655	$(982)	$3,896

   10. Related Parties
     The Company, Levitt and Bluegreen Corporation (“Bluegreen”) may be deemed to be affiliates. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s common stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
     The Company maintains service arrangements with BFC, pursuant to which the Company provides office facilities to BFC and its affiliates and the Company is compensated based on its costs. As of January 1, 2006, certain of the Company’s human resources, risk management and investor relations employees were hired by BFC. As a consequence, BFC began providing the back-office support functions provided by these employees to the Company and Levitt. Included in non-interest income during the three and six months ended June 30, 2006 was $107,000 and $204,000, respectively, of revenues from BFC for office facilities overhead. Included in non-interest expense for the three and six months ended June 30, 2006 was $301,000 and $537,000, respectively, of expenses associated with back-office support services provided by BFC to the Company. When former employees are transferred to an affiliate Company, the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. As a consequence, as of June 30, 2006, options to acquire 128,621 shares of the Company’s Class A common stock held by affiliate employees were outstanding with a weighted average exercise price of $12.62. Of these outstanding options, 117,584 options with a weighted average exercise price of $13.48 were unvested resulting in the Company recording $33,000 and $66,000 of compensation expense associated with these unvested options during the three and six months ended June 30, 2006. Additionally, the Company in prior periods has issued options to acquire shares of the Company’s Class A stock to employees of affiliated companies. As of June 30, 2006, 177,977 options to acquire shares of the Company’s Class A common stock granted to these affiliate employees were outstanding with weighted average exercise prices of $8.92. Of these outstanding options, 140,621 options with a weighted average exercise price of $4.03 were unvested resulting in the Company recording $30,000 and $60,000 of compensation expense associated with these unvested options during the three and six months ended June 30, 2006. During the six months ended June 30, 2006 and 2005 former employees exercised 51,464 and 41,146of options, respectively, to acquire Class A common stock at a weighted average exercise price of $3.28 and $3.52, respectively.
     During 2005, the Company maintained service arrangements with BFC and Levitt, pursuant to which the Company provided human resources, risk management, project planning, system support and investor and public relations services to Levitt and BFC. For such services, the Company was compensated on a cost plus 5% basis. Additionally, the Company rented office space to Levitt and BFC on a month-to-month basis and received rental payments at agreed upon rates that may not have been equivalent to market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three and six months ended June 30, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three and six months ended June 30, 2005 (in thousands):

	For the Three Months Ended June 30,
2005	BFC	Levitt	Total

Service Fees	$74	$167	$241
Rent	22	6	28

Total	$96	$173	$269

	For the Six Months Ended June 30,
2005	BFC	Levitt	Total

Service Fees	$132	$280	$412
Rent	44	12	56

Total	$176	$292	$468

     Additionally, during the three and six months ended June 30, 2005 Levitt paid BankAtlantic $26,000 and $56,000, respectively, for project management services. Additionally, the Company recognized expenses of $36,000 and $184,000 during the three and six months ended June 30, 2005, respectively, for risk management services provided by Bluegreen. For these services the Company paid or was compensated, as applicable, on a cost plus 5% basis.
     BankAtlantic has entered into repurchase agreements with Levitt and BFC in aggregate amounts of $13.0 million, $6.2 million and $13.0 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The Company recorded $147,000 and $299,000, respectively, of interest expense associated with these repurchase agreements during the three and six months ended June 30, 2006 compared to $107,000 and $256,000, respectively, during the corresponding 2005 periods.
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
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

BankAtlantic	Banking operations
Ryan Beck	Investment banking and brokerage operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Intersegment transactions are eliminated in consolidation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the three months ended June 30, 2006 and 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2006
Interest income	$87,744	$3,991	$662	$(69)	$92,328
Interest expense	(32,487)	(1,514)	(5,460)	69	(39,392)
Recovery from loan losses	20	—	—	—	20
Non-interest income	34,960	51,381	2,663	—	89,004
Non-interest expense	(72,184)	(57,749)	(1,830)	—	(131,763)

Segments profit (loss) before taxes	18,053	(3,891)	(3,965)	—	10,197
(Provision) benefit for for income taxes	(5,301)	1,524	1,702	—	(2,075)

Segment net income (loss)	$12,752	$(2,367)	$(2,263)	$—	$8,122

Total assets	$6,048,396	$232,830	$789,865	$(668,734)	$6,402,357

2005
Interest income	$86,473	$3,489	$613	$(35)	$90,540
Interest expense	(30,442)	(968)	(4,770)	35	(36,145)
Provision from loan losses	(820)	—	—	—	(820)
Non-interest income	24,965	83,915	342	(19)	109,203
Non-interest expense	(58,316)	(64,428)	(1,418)	19	(124,143)

Segments profit (loss) before taxes	21,860	22,008	(5,233)	—	38,635
(Provision) benefit for for income taxes	(7,089)	(8,977)	1,968	—	(14,098)

Segment net income (loss)	$14,771	$13,031	$(3,265)	$—	$24,537

Total assets	$6,561,277	$197,919	$771,869	$(648,014)	$6,883,051

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the six months ended June 30, 2006 and 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2006
Interest income	$175,088	$8,229	$1,259	$(137)	$184,439
Interest expense	(64,692)	(3,135)	(10,675)	137	(78,365)
Provision for loan losses	(143)	—	—	—	(143)
Non-interest income	61,967	105,943	6,015	1	173,926
Non-interest expense	(139,567)	(118,084)	(3,779)	(1)	(261,431)

Segments profit (loss) before taxes	32,653	(7,047)	(7,180)	—	18,426
(Provision) benefit for for income taxes	(9,483)	3,115	2,776	—	(3,592)

Segment net income (loss)	$23,170	$(3,932)	$(4,404)	$—	$14,834

2005
Interest income	$167,219	$6,436	$1,291	$(58)	$174,888
Interest expense	(56,843)	(1,470)	(9,340)	58	(67,595)
Recovery from loan losses	3,096	—	—	—	3,096
Non-interest income	48,506	138,601	874	(108)	187,873
Non-interest expense	(108,580)	(116,993)	(3,463)	108	(228,928)

Segments profit (loss) before taxes	53,398	26,574	(10,638)	—	69,334
(Provision) benefit for for income taxes	(17,766)	(11,013)	3,860	—	(24,919)

Segment net income (loss)	$35,632	$15,561	$(6,778)	$—	$44,415

BankAtlantic Bancorp, Inc. and Subsidiaries
   12. Financial instruments with off-balance sheet risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
Commitments to sell fixed rate residential loans	$24,575	$13,634	$21,771
Commitments to sell variable rate residential loans	4,518	4,438	5,690
Commitments to sell variable rate commercial loans	33,399	—	—
Commitments to purchase variable rate residential loans	144,576	6,689	13,000
Commitments to originate loans held for sale	29,952	16,220	19,618
Commitments to originate loans	320,132	311,081	401,607
Commitments to extend credit, including the undisbursed portion of loans in process	965,098	1,151,054	1,215,610
Commitments to purchase branch facilities land	6,199	5,334	—
Standby letters of credit	70,013	67,868	67,831
Commercial lines of credit	104,443	119,639	100,204
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $48.7 million at June 30, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $21.3 million at June 30, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2006, December 31, 2005 and June 30, 2005 was $230,000, $183,000 and $144,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
   14. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2006 and 2005 (in thousands, except share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net Income	$8,122	$24,537	$14,834	$44,415
Basic weighted average number of common shares outstanding	61,324,163	60,452,710	61,165,666	60,263,210

Basic earnings per share	$0.13	$0.41	$0.24	$0.74

Diluted earnings per share:
Net Income	$8,122	$24,537	$14,834	$44,415
Subsidiary stock options	—	(665)	—	(785)

Income available after assumed conversion	$8,122	$23,872	$14,834	$43,630

Basic weighted average shares outstanding	61,324,163	60,452,710	61,165,666	60,263,210
Common stock equivalents resulting from stock-based compensation	1,495,707	2,708,579	1,626,012	2,912,676

Diluted weighted average shares outstanding	62,819,870	63,161,289	62,791,678	63,175,886

Diluted earnings per share	$0.13	$0.38	$0.24	$0.69

     During the three and six months ended June 30, 2006 and 2005, 1,559,771 and 768,600, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
   15. Investment in unconsolidated subsidiaries
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of
	June 30,	December 31,	June 30,
	2006	2005	2005
Statutory business trusts	$7,910	$7,910	$7,910
Rental real estate joint venture	4,086	4,554	—

Total investments in unconsolidated subsidiaries	$11,996	$12,464	$7,910

     The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Equity in rental real estate joint venture earnings	$122	$—	$792	$—
Equity in statutory trusts earnings	156	137	306	268

Income from unconsolidated subsidiaries	$278	$137	$1,098	$268

     During 2005, the Company invested in a rental real estate joint venture. The business purpose of this joint venture was to manage certain rental property with the intent to sell the property in the foreseeable future. The Company was entitled to receive an 8% preferred return on its investment and 35% of any profits after return of the Company’s investment

BankAtlantic Bancorp, Inc. and Subsidiaries
and the preferred return. In January 2006, the Company recorded a gain of approximately $600,000 and received a capital distribution of its $4.5 million investment in the joint venture as the underlying rental property in the joint venture was sold.
     In March 2006, the Company invested $4.1 million in another rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives an 8% preferred return on its investment and 50% of any profits after return of the Company’s investment and the preferred return.
     The remaining investments in unconsolidated subsidiaries consist of the Company’s investments in eleven statutory business trusts that were formed as financing vehicles solely to issue trust preferred securities.
   16. Nonmonetary Transactions
     During the second quarter of 2006, BankAtlantic completed an exchange of branch facilities with a financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.
     During the second quarter of 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of Mastercard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Company’s Consolidated Statement of Operations in “Securities activities, net.” The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
   17. Settlement of Compliance Matter
     In April 2006, the Company entered into a deferred prosecution agreement with the Department of Justice relating to deficiencies identified in BankAtlantic’s Bank Secrecy Act and anti-money laundering compliance programs, and at the same time entered into a cease and desist order with the Office of Thrift Supervision, and a consent with FinCEN relating to these compliance deficiencies. Under the agreement with the Department of Justice, BankAtlantic made a payment of $10 million to the United States Treasury. The Office of Thrift Supervision and FinCEN have each independently assessed a civil money penalty of $10 million. Under the OTS order and the FinCEN consent, the OTS and FinCEN assessments were satisfied by the $10 million payment made pursuant to the agreement with the Department of Justice. BankAtlantic Bancorp established a $10 million reserve during the fourth quarter of 2005 with respect to these matters and the payment has no impact on 2006 financial results. Provided that BankAtlantic complies with its obligations under the deferred prosecution agreement for a period of 12 months, the Department of Justice has agreed to take no further action in connection with this matter. BankAtlantic has been advised that the cease and desist order issued by the Office of Thrift Supervision and the FinCEN consent will have no effect on BankAtlantic’s ongoing operations and growth, provided that BankAtlantic remains in full compliance with the terms of the orders.
   18. New Accounting Pronouncements
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”). FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation for the Company is effective as of January 1, 2007 and any changes in net assets that results from the application of this interpretation should be reflected as an adjustment to retained earnings. Management is currently in the process of determining whether it has taken or expects to take any uncertain tax positions and evaluating the requirements of this interpretation.
     In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets or liabilities and Management believes that the adoption of this Statement will not have an impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”), and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans from changes in the real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives, new store expansion program, and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at the stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, including that the expansion of its municipal finance, investment banking and capital markets areas, including the associated increased headcount, will produce results which justify the increased expenses; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. Moreover, this document also contains forward-looking statements with respect to the pursuit of a financial transaction regarding the Company’s investment in Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the fact that a financial transaction may not be consummated when anticipated, if at all, or may be consummated on terms different than those currently contemplated. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Share-based Compensation
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and recorded in the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Summary Consolidated Results of Operations by Segment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

BankAtlantic	$12,752	$14,771	$(2,019)	$23,170	$35,632	$(12,462)
Ryan Beck	(2,367)	13,031	(15,398)	(3,932)	15,561	(19,493)
Parent Company	(2,263)	(3,265)	1,002	(4,404)	(6,778)	2,374

Net income	$8,122	$24,537	$(16,415)	$14,834	$44,415	$(29,581)

For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 66.9% to $8.1 million for the second quarter 2006, down from $24.5 million earned in the 2005 quarter. The decrease in the 2006 quarter was primarily due to Ryan Beck’s financial performance and a substantial increase in BankAtlantic’s non-interest expense. Non-interest expenses at BankAtlantic increased to support BankAtlantic’s new branch expansion program, extended hours ‘convenience model’ and aggressive marketing program. These initiatives involve incremental costs that resulted in lower earnings than those in prior periods. These declines in earnings were partially offset by a decline in the Parent Company net loss resulting from gains on the sales of equity securities.
     The substantial decrease in Ryan Beck segment earnings during the current quarter was due to lower revenue generated in the investment banking area compared to the 2005 quarter. Included in the 2005 quarter were fees from the completion of a large mutual to stock transaction, in which Ryan Beck served as the lead underwriter. This transaction was the largest single transaction in Ryan Beck’s history and contributed significantly to net income of $13.0 million in the 2005 quarter. The net loss at Ryan Beck during the current quarter was due to continued weakness in its capital markets and investment banking activities, as well as compensation costs and direct expenses associated with the expansion of those activities, including expansion of municipal finance and trading areas, principally in late 2005.
     BankAtlantic’s segment net income was negatively impacted by a 24% increase in non-interest expense, mainly in compensation, occupancy, advertising and operating expenses relating to the branch expansion, several new initiatives designed to enhance customer service and convenience and an aggressive marketing campaign.
     The increase in Parent Company segment net income primarily resulted from securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to offset higher interest expense on its floating rate junior subordinated debentures.
For the Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 67% from the same 2005 period. The decline in net income primarily resulted from the items discussed above as well as a $3.1 million recovery from loan losses in 2005 compared to a $143,000 provision during 2006.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
     Net interest income
Bank Operations Business Segment
Average Balance Sheet — Yield / Rate Analysis

	For the Three Months Ended
	June 30, 2006				June 30, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense		Rate

Loans:
Residential real estate	$2,047,430	26,288		5.14%	$2,262,214	27,597		4.88%
Commercial real estate	1,480,314	30,965		8.37	1,726,861	30,298		7.02
Loan participations sold	—	—		—	164,778	2,483		6.04
Consumer	546,624	10,175		7.45	505,338	7,595		6.01
Lease financing	173	4		9.25	4,710	131		11.13
Commercial business	148,604	3,239		8.72	85,778	1,598		7.45
Small business	255,701	5,093		7.97	206,272	3,788		7.35

Total loans	4,478,846	75,764		6.77	4,955,951	73,490		5.93
Investments — tax exempt	398,404	5,817	(1)	5.84	368,264	5,329	(1)	5.79
Investments — taxable	583,026	8,197		5.62	722,628	9,520		5.27

Total interest earning assets	5,460,276	89,778		6.58%	6,046,843	88,339		5.84%

Goodwill and core deposit intangibles	78,301				79,910
Other non-interest earning assets	366,784				298,018

Total Assets	$5,905,361				$6,424,771

Deposits:
Savings	$364,946	523		0.57%	$301,331	209		0.28%
NOW	764,738	1,023		0.54	685,769	723		0.42
Money market	765,805	3,974		2.08	906,514	3,295		1.46
Certificate of deposit	844,318	8,331		3.96	782,335	5,307		2.72

Total interest bearing deposits	2,739,807	13,851		2.03	2,675,949	9,534		1.43

Short-term borrowed funds	402,390	5,001		4.98	364,575	2,681		2.95
Advances from FHLB	1,010,459	13,007		5.16	1,615,310	15,604		3.87
Secured borrowings	—	—		—	164,778	2,483		6.04
Long-term debt	36,665	916		10.02	35,810	578		6.47

Total interest bearing liabilities	4,189,321	32,775		3.14	4,856,422	30,880		2.55
Demand deposits	1,109,361				982,332
Non-interest bearing other liabilities	51,442				48,459

Total Liabilities	5,350,124				5,887,213
Stockholder’s equity	555,237				537,558

Total liabilities and stockholder’s equity	$5,905,361				$6,424,771

Net tax equivalent interest income/ net interest spread		$57,003		3.44%		$57,459		3.29%

Tax equivalent adjustment		(2,035)				(1,866)
Capitalized interest from real estate operations		289				438

Net interest income		55,257				56,031

Margin
Interest income/interest earning assets				6.58%				5.84%
Interest expense/interest earning assets				2.41				2.05

Net interest margin (tax equivalent)				4.17%				3.79%

Net interest margin (tax equivalent) excluding secured borrowings				4.17%				3.90%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in average interest earning assets partially offset by an improvement in the tax equivalent net interest margin.
     BankAtlantic’s average interest earning asset balances significantly declined primarily due to a strategy implemented during the latter half of 2005 to limit earning asset growth in the current flat yield curve environment. Management expects to continue this strategy of limiting asset growth and increasing low cost deposits in a flat or inverted yield curve environment. Also contributing to the decline in earning assets was a management decision to curtail condominium construction lending during 2005. As a consequence of this management decision and a slow-down in real estate construction in Florida, average commercial real estate balances declined significantly. The average balance declines were partially offset by higher consumer and small business loan average balances resulting from the sale of loan products to new low cost deposit customers.
     The improvement in the tax equivalent net interest margin primarily resulted from an increase in low cost deposits and secondarily from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these average deposit balances increased from $1,969 million during the three months ended June 30, 2005 to $2,239 million during the current quarter. Low cost deposits balances grew 13.7% from June 2005 to the current quarter.
     The margin improvement from the second quarter of 2005 was achieved in a flat yield curve environment from growth in low cost deposits and higher earning asset yields. While further margin improvements will depend largely on the future pattern of interest rates, management believes that the expected continued growth in low cost deposits should result in a gradual improvement in BankAtlantic’s margin in subsequent periods.
     BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. The prime interest rate has increased from 4.00% in June 2004 to 8.25% at June 30, 2006. This increase has favorably impacted yields on earning assets, which was partially offset by higher rates on borrowings.

BankAtlantic Bancorp, Inc. and Subsidiaries
Bank Operations Business Segment
Average Balance Sheet — Yield / Rate Analysis

	For the Six Months Ended
	June 30, 2006				June 30, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,045,381	52,000		5.08%	$2,174,332	53,106		4.88%
Commercial real estate	1,518,882	61,792		8.14	1,743,213	58,621		6.73
Loan participations sold	62,301	2,401		7.71	168,152	4,645		5.52
Consumer	543,299	19,652		7.23	496,591	14,371		5.79
Lease financing	319	20		12.54	5,472	298		10.89
Commercial business	125,464	5,485		8.74	90,007	3,222		7.16
Small business	248,442	9,801		7.89	201,031	7,279		7.24

Total loans	4,544,088	151,151		6.65	4,878,798	141,542		5.80
Investments — tax exempt	395,796	11,548	(1)	5.84	351,241	10,158	(1)	5.78
Investments — taxable	585,535	16,430		5.61	727,755	19,075		5.24

Total interest earning assets	5,525,419	179,129		6.48%	5,957,794	170,775		5.73%

Goodwill and core deposit intangibles	78,496				80,141
Other non-interest earning assets	361,343				290,560

Total Assets	$5,965,258				$6,328,495

Deposits:
Savings	$348,125	836		0.48%	$291,476	399		0.28%
NOW	762,590	1,957		0.52	675,100	1,324		0.40
Money market	797,576	7,958		2.01	913,907	5,998		1.32
Certificate of deposit	844,093	15,855		3.79	779,858	10,108		2.61

Total interest bearing deposits	2,752,384	26,606		1.95	2,660,341	17,829		1.35

Short-term borrowed funds	324,292	7,644		4.75	360,832	4,804		2.68
Advances from FHLB	1,087,141	27,146		5.04	1,576,090	29,278		3.75
Secured borrowings	62,301	2,401		7.77	168,152	4,645		5.57
Long-term debt	37,238	1,664		9.01	36,504	1,178		6.51

Total interest bearing liabilities	4,263,356	65,461		3.10	4,801,919	57,734		2.42

Demand deposits	1,087,755				948,214
Non-interest bearing other liabilities	60,831				46,349

Total Liabilities	5,411,942				5,796,482
Stockholder’s equity	553,316				532,013

Total liabilities and stockholder’s equity	$5,965,258				$6,328,495

Net tax equivalent interest income/ net interest spread		$113,668		3.39%		$113,041		3.31%

Tax equivalent adjustment		(4,042)				(3,554)
Capitalized interest from real estate operations		769				889

Net interest income		110,395				110,376

Margin
Interest income/interest earning assets				6.48%				5.73%
Interest expense/interest earning assets				2.39				1.95

Net interest margin (tax equivalent)				4.09%				3.78%

Net interest margin (tax equivalent) excluding secured borrowings				4.14%				3.89%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Net interest income for the six month period increased slightly compared to the 2005 period. The change resulted primarily from the items discussed above for the three months ended June 30, 2006.
Provision for Loan Losses

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Balance, beginning of period	$41,889	$43,042	$41,192	$46,010
Charge-offs:
Consumer loans	(12)	(42)	(157)	(110)
Residential real estate loans	(60)	(56)	(128)	(254)
Small business	(229)	(467)	(315)	(595)

Continuing loan products	(301)	(565)	(600)	(959)
Discontinued loan products	(49)	(511)	(116)	(835)

Total charge-offs	(350)	(1,076)	(716)	(1,794)

Recoveries:
Commercial business loans	160	121	280	1,231
Commercial real estate loans	—	6	10	6
Small business	119	219	258	404
Consumer loans	33	39	114	83
Residential real estate loans	—	—	178	1

Continuing loan products	312	385	840	1,725
Discontinued loan products	181	479	553	805

Total recoveries	493	864	1,393	2,530

Net (charge-offs) recoveries	143	(212)	677	736
Provision for (recovery from) loan losses	(20)	820	143	(3,096)

Balance, end of period	$42,012	$43,650	$42,012	$43,650

     Charge-offs from continuing loan products were favorably impacted by low charge-offs in all loan product categories during the three and six months ended June 30, 2006 compared to the same 2005 periods. The majority of the continuing loan product charge-offs during the 2005 quarter resulted from a $300,000 charge-off of a small business loan while approximately $400,000 of charge-offs in discontinued loan products related to an aviation lease. The majority of the 2006 charge-offs were associated with two small business loans. The lower charge-offs from discontinued loan products during the 2006 quarter resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $593,000 from $1.2 million a year earlier.
     During the three months ended June 30, 2006, BankAtlantic recorded a recovery from loan losses reflecting net recoveries for the quarter partially offset by slightly higher loan loss provisions established as a result of estimated inherent losses in our loan portfolio from the effect of higher short-term interest rates on borrowers’ ability to service debt. During the six months ended June 30, 2006, the provision for loan losses was also affected by unfavorable trends in home equity loan-to-value ratios.
     The provision for loan losses during the 2005 quarter primarily resulted from an increase in the perceived credit risk in the home equity loan portfolio. Management increased the allowance for home equity loans based on an analysis of the portfolio which included a review of the portfolio loan-to-value ratios.
     The provision for loan losses was a net recovery during the six month period ended June 30, 2005 due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$857	$388	$562
Loans	5,349	6,801	5,785

Total nonaccrual	6,206	7,189	6,347

Repossessed assets:
Real estate owned	1,907	967	1,178
Other	—	—	328

Total nonperforming assets, net	$8,113	$8,156	$7,853

Allowances
Allowance for loan losses	$42,012	$41,192	$43,650
Allowance for tax certificate losses	3,511	3,271	3,553

Total allowances	$45,523	$44,463	$47,203

Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans, net	178	193	216
Restructured loans	2	77	85

TOTAL	$180	$270	$301

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets were 0.17% at June 30, 2006 and December 31, 2005. The ratio was slightly lower as of June 30, 2005 at 0.16%. The improvement in nonaccrual loans at June 30, 2006 compared to December 31, 2005 resulted from declines in non-performing residential loans. The majority of non-accrual loans were residential loans, which amounted to $4.0 million at June 30, 2006, compared to $6.0 million and $4.4 million at December 31, 2005 and June 30, 2005, respectively. The increase in real estate owned was associated with tax certificate activities. Historically BankAtlantic has profited from the sale of repossessed tax lien properties.
BankAtlantic’s Non-Interest Income

	For Three Months			For Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

Other service charges and fees	$7,353	$5,849	$1,504	$13,575	$11,087	$2,488
Service charges on deposits	21,274	14,744	6,530	40,373	27,733	12,640
Income (loss) from real estate operations	114	1,655	(1,541)	(982)	3,896	(4,878)
Securities activities, net	458	87	371	457	94	363
Gain associated with debt redemption	1,092	—	1,092	1,528	—	1,528
Gain on sales of office properties and equipment, net	1,806	293	1,513	1,778	293	1,485
Other	2,863	2,337	526	5,238	5,403	(165)

Non-interest income	$34,960	$24,965	$9,995	$61,967	$48,506	$13,461

     The higher other service charges and fees during the first three and six months of 2006 reflect the opening of new deposit accounts, including approximately 58,000 new accounts during the second quarter of 2006 compared to 49,000 during the comparable 2005 period and 135,000 new accounts during the six months ended June 30, 2006 compared to 104,000 during the same 2005 period. New ATM and check cards are issued with new checking and savings accounts and

BankAtlantic Bancorp, Inc. and Subsidiaries
therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.
     The higher revenues from service charges on deposits during the three and six months ended June 30, 2006 primarily resulted from an increase in the number of checking accounts discussed above and secondarily from a higher frequency of overdrafts per account reflecting a change in policy which allows certain customers to incur debit card overdrafts.
     Real estate income (loss) reflects the activity of a venture acquired as part of a financial institution acquisition during 2002. The decrease in real estate income during the current quarter resulted from a decline in units sold. During the current quarter, the venture closed on one unit and during the same 2005 period the venture closed on 8 units. During the six months ended June 30, 2006, the venture closed on 9 units and during the same 2005 period the venture closed on 20 units. The real estate development loss during the 2006 six month period reflects higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages resulting from the active real estate market, exacerbated by damage throughout the area from hurricanes over the past two years. During the second quarter of 2006 we received an appraisal of the properties held in the real estate inventory. The appraisal reflected that the estimated fair value of the real estate inventory was greater than the carrying amount. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs.
     Securities activities, net during the three and six months ended June 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the corresponding 2005 periods represents the gain on sales of mortgage-backed securities available for sale.
     Gains associated with debt redemption were the result of gains realized on the prepayment of $75 million of FHLB advances during the current quarter. The advances were scheduled to mature between 2008 and 2011 and had an average rate of 4.93%. During the six months ended June 30, 2006, $100 million of FHLB advances were redeemed. These advances were scheduled to mature between 2008 and 2011 and had a weighted average interest rate of 4.83%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Gain on sale of properties during the three and six months ended June 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site at that general location. As consideration, for this surplus branch BankAtlantic exchanged a small branch with the financial institution and recorded a gain equal to the appraised value of the branch transferred less its carrying value. The gain on sale of properties during the three and six months ended June 30, 2005 resulting from the sale of a lot adjacent to a branch.
     The increase in other income during the three months ended June 30, 2006 reflects increased fees associated with higher balances and increased earnings credit from a third party teller check outsourcing servicer. Other income during the six months ended June 30, 2005 was favorably impacted by a $922,000 gain on the sale of a branch acquired in March 2002 in connection with the acquisition of a financial institution.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Expense

	For Three Months			For Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

Employee compensation and benefits	$36,517	$27,577	$8,940	$70,874	$53,975	$16,899
Occupancy and equipment	13,584	10,165	3,419	25,956	19,282	6,674
Advertising and promotion	7,123	5,965	1,158	15,419	11,133	4,286
Amortization of intangible assets	387	401	(14)	788	826	(38)
Cost associated with debt redemption	1,034	—	1,034	1,457	—	1,457
Professional fees	2,020	2,638	(618)	4,213	4,533	(320)
Impairment of office properties and equipment	—	3,706	(3,706)	—	3,706	(3,706)
Check losses	1,875	545	1,330	3,121	1,115	2,006
Other	9,644	7,319	2,325	17,739	14,010	3,729

Non-interest expense	$72,184	$58,316	$13,868	$139,567	$108,580	$30,987

     The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures to maintain low cost deposit growth and the hiring of additional personnel for future store expansion and to maintain high customer service levels.
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network. During the second quarter of 2006, BankAtlantic began hiring branch personnel for the anticipated opening of 14 stores during the latter half of 2006. Also, BankAtlantic hired personnel to support a second call center facility that began operation during the 2006 second quarter. Additionally, during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,638 at June 30, 2006 from 1,719 at June 30, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs for the three and six months ended June 30, 2006 was $749,000 and $1.4 million, respectively, of share-based compensation costs recorded as part of the Company’s adoption of SFAS 123R. No such costs were recorded in 2005.
     The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the renovated and expanded branch network, and higher costs associated with extended branch weekend and weekday hours. BankAtlantic also incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities, which includes rent expense for the opening of a second call center and BankAtlantic University. BankAtlantic also incurred higher data processing costs related to new accounts. As a consequence of the above growth, depreciation, building repairs and maintenance and rent expense increased from $6.6 million for the three months ended June 30, 2005 to $9.2 million for the comparable 2006 period. During the same three month period, data processing expense increased from $979,000 to $1.6 million. Depreciation, building repairs and maintenance and rent expense increased from $12.5 million to $17.4 million and data processing expense increased from $1.9 million to $3.1 million, for the six months ended June 30, 2005 and 2006, respectively.
     During the fourth quarter of 2005, BankAtlantic significantly expanded its advertising campaign in an effort to maintain the growth rates of low cost deposits. The additional expenditures for advertising include branch grand opening promotions as well as television, print media and radio advertising. During the 2006 quarter, BankAtlantic opened 58,000 new low cost deposit accounts, an increase of 19% over the corresponding 2005 quarter, and during the six months ended June 30, 2006, BankAtlantic opened 135,000 new low cost deposits accounts representing a 29% increase over the 2005 six month period.
     The cost associated with debt redemption was the result of a prepayment penalty incurred during the three and six months ended June 30, 2006 when BankAtlantic prepaid $358.5 million and $384 million, respectively, of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.43% and 5.45%, respectively. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The lower expenses for professional fees during the 2006 periods, compared to the 2005 periods, primarily resulted from consulting costs and professional fees during the 2005 period associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations. These professional fees declined as a result of BankAtlantic’s implementation of compliance procedures and the conclusion of related investigations by regulatory authorities.
     The 2005 quarter includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     BankAtlantic incurred a significant increase in check losses directly related to the increased number of low cost deposit accounts and the volume of checking account overdrafts. Also contributing to the losses was an increased number of fraudulent check cashing schemes and counterfeiting during the 2006 periods compared to 2005.
     The increase in other non-interest expense during the quarter relates to an additional $308,000 in loan expense, $229,000 of fees remitted for maintaining attorney escrow accounts, and higher general operating expenses such as telephone, postage and check printing expense related to a significant increase in the number of customer accounts and the extended hours of the branch network. During the six month period the increase in non-interest expense reflects an $115,000 increase in loan expense and a $486,000 increase in attorney escrow accounts. The remaining increase in expenses for the period resulted from higher general operating expenses.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

Income before income taxes	$18,053	$21,860	$(3,807)	$32,653	$53,398	$(20,745)
Provision for income taxes	5,301	7,089	(1,788)	9,483	17,766	(8,283)

BankAtlantic net income	$12,752	$14,771	$(2,019)	$23,170	$35,632	$(12,462)

Effective tax rate	29.36%	32.43%	-3.07%	29.04%	33.27%	-4.23%

     The lower effective tax rate during the three and six months ended June 30, 2006 compared to the same 2005 periods resulted from an increase in tax exempt income and a lower effective State income tax rate. Average tax exempt investments increased from $351.2 million and $368.3 million, respectively during the three and six months ended June 30, 2005 to $398.4 million and $395.8 million, respectively during the same 2006 periods. The lower State income tax effective rate reflects a change in earnings from State tax jurisdictions.

BankAtlantic Bancorp, Inc. and Subsidiaries
Ryan Beck Holdings, Inc. Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

Net interest income:
Broker dealer interest and dividends	$3,991	$3,489	$502	$8,229	$6,436	$1,793
Interest expense	(1,514)	(968)	(546)	(3,135)	(1,470)	(1,665)

Net interest income	2,477	2,521	(44)	5,094	4,966	128

Non-interest income:			—			—
Principal transactions	23,368	36,690	(13,322)	48,088	56,492	(8,404)
Investment banking	3,317	25,394	(22,077)	7,019	37,276	(30,257)
Commissions	21,869	19,478	2,391	44,797	39,793	5,004
Other	2,827	2,353	474	6,039	5,040	999

Non-interest income	51,381	83,915	(32,534)	105,943	138,601	(32,658)

Non-interest expense:
Employee compensation and benefits	42,433	49,766	(7,333)	86,788	88,203	(1,415)
Occupancy and equipment	3,927	3,786	141	7,798	7,904	(106)
Advertising and promotion	1,326	1,940	(614)	2,893	3,013	(120)
Professional fees	1,905	1,591	314	3,856	3,008	848
Communications	3,930	3,508	422	7,884	6,713	1,171
Floor broker and clearing fees	2,142	2,012	130	4,861	4,380	481
Other	2,086	1,825	261	4,004	3,772	232

Non-interest expense	57,749	64,428	(6,679)	118,084	116,993	1,091

Income (loss) before income taxes	(3,891)	22,008	(25,899)	(7,047)	26,574	(33,621)
Income taxes	(1,524)	8,977	(10,501)	(3,115)	11,013	(14,128)

Net (loss) income	$(2,367)	$13,031	$(15,398)	$(3,932)	$15,561	$(19,493)

Effective tax rate	39.17%	40.79%	-1.62%	44.20%	41.44%	2.76%

For the Three and Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Ryan Beck recorded a loss of $2.4 million and $3.9 million for the three and six months ended June 30, 2006, respectively, compared to a profit of $13.0 million and $15.6 million for the same 2005 periods. The 2006 net loss primarily resulted from lower revenues from investment banking and principal transactions activities, as well as increased compensation costs and direct expenses associated with the expansion in late 2005 of investment banking and capital markets activities, including expansion of municipal finance and trading areas. The 2005 net income was impacted significantly from one large investment banking transaction which contributed significant investment banking fees, principal transactions and commissions to the three and six month performance.
     Net interest income was relatively flat for the three and six months ended June 30, 2006, compared to the same 2005 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $247 million of customer margin debit balances. Principal transactions revenue decreased by 36% and 15% compared to the same three and six month periods in 2005, respectively, primarily due to a decrease in equity gross sales credits associated with the large investment banking transaction mentioned above. This decrease was partially offset by an increase in equity and fixed income trading gains during the three and six months ended June 30, 2006.
     Investment banking revenue decreased by 87% and 81% compared to the same three and six month periods ended June 30, 2005. The decrease resulted principally from the large underwriting transaction which occurred in the second quarter of 2005 along with decreased deal activity in the markets where Ryan Beck does business.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Commission revenue increased by 12% and 13% from the same three and six months ended June 30, 2005, attributable mainly to increased equity transactions, and managed money fee revenues.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits decreased by 15% and 2% from the same three and six month periods of 2005, primarily due to a decrease in discretionary incentive compensation and commission expense as a result of the decreased investment banking revenue in 2006 versus 2005. This decrease was partially offset by increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion.
     Advertising and market development decreased 32% and 4% from the same three and six month periods of 2005, mainly due to reductions in Ryan Beck’s advertising campaign which ran through the second quarter of 2005 offset by increased travel and entertainment expenses caused primarily by the expansion of Ryan Beck’s capital markets business.
     Professional fees increased 20% and 28% from the same three and six month periods of 2005. The increase is primarily due to an increase in legal expenses and settlement reserves.
     Communications increased 12% and 17% from the same three and six month periods of 2005. This increase was primarily due to the addition of offices and the increase in capital markets personnel in 2006.
     The increase in floor brokerage, exchange and clearing fees of 6% and 11% from the same three and six month periods of 2006 is due to an increase in transactional business in 2006 compared to 2005. This increase was reflected in the 3% and 5% increase in tickets processed for the quarter to 245,000 for 2006 versus 237,000 for 2005 and for the six month period to 510,000 for 2006 versus 485,000 for 2005.
     The effective tax rate decreased by 1.62% from the three months ended June 30, 2005 and increased by 2.76% from the six month period ended June 30, 2006. The change in the effective rates during the three and six months ended June 30, 2006 primarily resulted from changes in the fair value of corporate owned life insurance and an increase in tax exempt income due to the expansion of the municipal finance trading area.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change

Net interest income:
Interest and dividend income	$662	$613	$49	$1,259	$1,291	$(32)
Interest expense	(5,460)	(4,770)	(690)	(10,675)	(9,340)	(1,335)

Net interest expense	(4,798)	(4,157)	(641)	(9,416)	(8,049)	(1,367)

Non-interest income:
Income from unconsolidated subsidiaries	278	137	141	1,098	268	830
Securities activities, net	2,372	—	2,372	4,913	—	4,913
Other	—	205	(205)	—	606	(606)

Non-interest income	2,650	342	2,308	6,011	874	5,137

Non-interest expense:
Employee compensation and benefits	1,061	1,048	13	2,548	2,008	540
Professional fees	264	106	158	370	965	(595)
Other	492	264	228	857	490	367

Non-interest expense	1,817	1,418	399	3,775	3,463	312

Loss before income taxes	(3,965)	(5,233)	1,268	(7,180)	(10,638)	3,458
Income taxes	(1,702)	(1,968)	266	(2,776)	(3,860)	1,084

Net loss	$(2,263)	$(3,265)	$1,002	$(4,404)	$(6,778)	$2,374

     During the three months ended June 30, 2006, interest and dividend income consisted of $593,000 of interest and dividends on managed fund investments, and $69,000 of interest income associated with a BankAtlantic repurchase agreement account. During the six months ended June 30, 2006, interest and dividend income consisted of $1.1 million of interest and dividends on managed fund investments, and $137,000 of interest income associated with a BankAtlantic repurchase agreement account.
     During the three months ended June 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $92,000, interest and dividends from managed funds of $485,000, and interest income associated with a BankAtlantic repurchase agreement account of $35,000. During the six months ended June 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $557,000, interest and dividends from managed funds of $675,000, and interest income associated with a BankAtlantic repurchase agreement account of $59,000.
     Interest expense increased during the three and six months of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures average balances were $263.3 million during the three and six months ended June 30, 2006 and 2005, of which $128.9 million accrue interest at floating rates.
     Income from unconsolidated subsidiaries during the three and six months ended June 30, 2006 represents $156,000 and $306,000, respectively, of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities financings and $122,000 and $792,000, respectively, of equity earnings from a rental real estate joint venture.
     Income from unconsolidated subsidiaries during the three months ended June 30, 2005 represents equity earnings from trusts formed to issue trust preferred securities.
     Securities activities during the three and six months ended June 30, 2006 represent gains from managed funds. During the 2006 quarter and six month period, the Parent Company sold $33.8 and $40.3 million, respectively, of equity securities from its portfolio for gains as shown on the above table. The proceeds from the sale of equity securities were reinvested in equity securities. The gains on the securities partially offset higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.
     Other income during the three and six months ended June 30, 2005 represented fees received by the Company for

BankAtlantic Bancorp, Inc. and Subsidiaries
investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, these services were provided to the Company by BFC and are reflected in other expenses.
     The Company’s compensation expense during the three and six months ended June 30, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $198,000 and $425,000, respectively, of share-based compensation costs for the three and six months ended June 30, 2006.
     The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel as well as additional payroll taxes from the exercise of stock options. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
     The increase in professional fees during the 2006 second quarter compared to the same 2005 period resulted from equity securities portfolio management fees and additional 2005 internal control compliance costs assessed during 2006. The reduction in professional fees during the six months ended June 30, 2006 resulting from costs incurred related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
     The increase in other expenses during the three and six months ended June 30, 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at June 30, 2006 were $6.4 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to June 30, 2006 are summarized below:
•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances due to purchases of tax certificates at annual auctions;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending, and $112 million of participations sold being treated as loan sales instead of secured borrowings as a result of management’s decision to amend the related participation agreements;

•	Increase in accrued interest receivable resulting from higher rates on earning assets during the period partially offset by lower earning asset balances;

•	Decline in investment in unconsolidated subsidiaries due to a capital distribution from an investment in a rental real estate joint venture partially offset by a $4.1 million investment in another rental real estate joint venture during the first quarter of 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income; and

•	Increase in other assets from higher accrued revenues at Ryan Beck as well as higher prepaid expenses and leasehold improvement allowances.
     The Company’s total liabilities at June 30, 2006 were $5.9 billion compared to $6.0 billion at December 31, 2005. The changes in components of total liabilities from December 31, 2005 to June 30, 2006 are summarized below:
•	Higher deposit account balances resulting from growth in low-cost deposits;

•	Decrease in FHLB advances balances reflecting redemptions of long term advances as part of a strategy to reduce asset sensitivity in our net interest margin;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to amend participation sold agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Increase in short-term borrowings to fund redemptions of FHLB advances and the purchase of tax certificates;

•	Increase in securities sold but not yet purchased and due to clearing agents relating to Ryan Beck’s trading activities;

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the AML/BSA compliance matters based on payment of that amount.
     Stockholders’ equity at June 30, 2006 was $520.7 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $14.8 million, a $8.9 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $2.2 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases in stockholders’ equity were partially offset by a $3.6 million reduction in additional paid in capital for the purchase and retirement of Class A common stock, $4.7 million of common stock dividends, a $6.4 million change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of Class A stock options.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the six months ended June 30, 2006 the Company repurchased and retired 250,000 shares of Class A common stock at a redemption price of $3.6 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $20.6 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.3 million. During the six months ended June 30, 2006, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     As previously disclosed, the Company would like to monetize a portion of the Company’s investment in Ryan Beck. To that end, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission in April 2006 for an initial public offering of shares of its Class A Common Stock. The Company expects to retain a substantial interest in Ryan Beck subsequent to the public offering or any other financial transaction. The Company has postponed the Ryan Beck initial public offering due to a combination of current equity market conditions and Ryan Beck’s recent financial performance. The Company anticipates that it will move forward with efforts to monetize a portion of its investment in Ryan Beck when market conditions and Ryan Beck’s performance improves.
     Ryan Beck did not pay any dividends to the Company during 2005, and except in connection with any possible financial transaction, it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
     The Company has invested $80.3 million in equity securities with a money manager. The equity securities had a fair value of $85.6 million as of June 30, 2006. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. At June 30, 2006, the Company was in compliance with all covenants contained in the faciltiies. The Company had no outstanding borrowings under these credit facilities at June 30, 2006.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, to fund branch expansion and asset growth, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.1 billion as of June 30, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at June 30, 2006. BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $205 million was outstanding as of June 30, 2006. BankAtlantic has also established a $6.0 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program and at June 30, 2006, $19.3 million of short term borrowings were outstanding under

BankAtlantic Bancorp, Inc. and Subsidiaries
this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At June 30, 2006, BankAtlantic had no outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2006 were $350.4 million and $145.0 million, respectively, compared to $421.2 million and $13.0 million, respectively, at June 30, 2005. Additionally, BankAtlantic had no commitments to purchase mortgage-backed securities.
     At June 30, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $223.4 million pledged against securities sold under agreements to repurchase (retail and wholesale), $26.3 million pledged against public deposits, $50.4 million pledged against the Federal Reserve Treasury Investment Program, and $57.3 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 8 branches during the past 18 months. At June 30, 2006, BankAtlantic had $6.2 million of commitments to purchase land for branch expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open up to 12 branches during the latter half of 2006, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is expected to be approximately $40 million. BankAtlantic has announced that it intends to open up to 24 branches during 2007. The capital expenditures for this branch expansion are estimated to be approximately $80 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At June 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2006:
Total risk-based capital	$528,582	12.28%	8.00%	10.00%
Tier 1 risk-based capital	$461,237	10.71%	4.00%	6.00%
Tangible capital	$461,237	7.74%	1.50%	1.50%
Core capital	$461,237	7.74%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
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
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the six months ended June 30, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. The promissory note was repaid in full in June 2006.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $26.0 million, which was $25.0 million in excess of its required net capital of $1.0 million at June 30, 2006.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2006.

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
BankAtlantic Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of June 30, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1) Fixed rate	$85,245	147,259	127,506	339,677	699,687
Hybrids ARM less than 5 years	212,869	157,584	47,867	1,091	419,411
Hybrids ARM more than 5 years	182,166	239,567	221,690	284,807	928,230
Commercial loans	1,461,712	111,089	79,005	15,034	1,666,840
Small business loans	160,603	73,778	24,677	10,386	269,444
Consumer	516,649	5,196	4,218	17,101	543,164

Total loans	2,619,244	734,473	504,963	668,096	4,526,776

Investment securities
Tax exempt securities	—	5,404	23,028	369,924	398,356
Taxable investment securities	224,330	80,403	63,924	66,820	435,477
Tax certificates	208,042	—	—	—	208,042

Total investment securities	432,372	85,807	86,952	436,744	1,041,875

Total interest earning assets	3,051,616	820,280	591,915	1,104,840	5,568,651

Total non-earning assets	—	—	—	479,745	479,745

Total assets	$3,051,616	820,280	591,915	1,584,585	6,048,396

Total interest bearing liabilities	$3,143,617	398,501	282,872	1,605,029	5,430,019
Non-interest bearing liabilities	—	—	—	618,377	618,377

Total non-interest bearing liabilities and equity	$3,143,617	398,501	282,872	2,223,406	6,048,396

GAP (repricing difference)	$(92,001)	421,779	309,043	(500,189)
Cumulative GAP	$(92,001)	329,778	638,821	138,632
Repricing Percentage	-1.52%	6.97%	5.11%	-8.27%

Cumulative Percentage	-1.52%	5.45%	10.56%	2.29%

     (1) Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting it to significant interest rate risk because its assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     BankAtlantic has developed a model using standard industry software to measure our interest rate risk. The model performs a sensitivity analysis that measures the effect on net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on net interest income over a 12 month period.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing the Company’s model:

As of June 30, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$250,501	-2.92%
+100 bp	$257,152	-0.34%
0	$258,041	0.00%
-100 bp	$257,936	-0.04%
-200 bp	$253,124	-1.91%
     Our tax equivalent net interest margin improved to 4.14% in the first six months of 2006 vs. 3.89% in the comparable 2005 period. The improvement is primarily attributable to an increase in low cost deposits funding the repayment of short term borrowings. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, we believe our high level of low cost deposits and the expected continued growth in those deposits, coupled with the general positioning of our balance sheet for rising interest rates should enable BankAtlantic’s margin to show gradual improvement in subsequent periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
Equity Price Risk
     We also maintain a portfolio of equity securities in our Parent Company that subjects us to equity pricing risks which would arise as the values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at June 30, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$111,223	$18,537
10%	$101,955	$9,269
0%	$92,686	$—
-10%	$83,417	$(9,269)
-20%	$74,149	$(18,537)
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the six months ended June 30, 2006 (in thousands):

	High	Low	Average

VaR	$415,528	$94,069	$214,023
Aggregate Long Value	202,976	90,909	148,846
Aggregate Short Value	$148,920	$35,063	$82,821

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) . Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs (1)	Programs
April 1, 2006 through April 30, 2006	—	$—	—	—
May 1, 2006 through May 31, 2006	—	—	—	—
June 1, 2006 through June 30, 2006	250,000	14.50	250,000	5,750,000

Total	250,000	$14.50	250,000	5,750,000

1.	On May 2, 2006, the Board of Directors approved the repurchase of up to 6 million shares of Class A common stock through a share repurchase program. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 16, 2006. At the meeting the holders of the Company’s Class A and Class B common stock voting together as a single class elected the following three Directors to a three year term by the following votes:

Director	For	Withheld
John E. Abdo	96,558,955	3,885,887
David A. Lieberman	98,288,919	2,155,923
Charlie C. Winningham II	97,203,984	3,240,859
     Also at the annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the adoption of the Company’s 2006 Performance-Based Annual Incentive Plan by the following votes:

	Votes	Votes	Votes	Broker
	For	Against	Abstaining	Non-Vote
Restricted Stock and Option Plan	89,601,695	1,031,426	309,423	9,502,299

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

August 9, 2006	By:	/s/ Alan B. Levan

Date		Alan B. Levan Chief Executive Officer/ Chairman/President

August 9, 2006	By:	/s/ James A. White

Date		James A. White Executive Vice President, Chief Financial Officer