Form 10-Q
period 2006-09-30
BANKATLANTIC BANCORP INC
filed 2006-11-08
CIK 921768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 2, 2006

Class A Common Stock, par value $0.01 per share	56,252,899
Class B Common Stock, par value $0.01 per share	4,876,124

[THIS PAGE INTENTIONALLY LEFT BLANK]

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,	September 30,
(In thousands, except share data)	2006	2005	2005
ASSETS
Cash and due from depository institutions	$134,473	$167,032	$140,346
Federal funds sold and other short-term investments	1,481	3,229	11,802
Securities owned (at fair value)	186,588	180,292	120,298
Securities available for sale (at fair value)	663,820	674,544	702,176
Investment securities and tax certificates (approximate fair value:
$401,707, $364,122 and $366,456)	398,492	364,444	366,884
Federal Home Loan Bank stock, at cost which approximates fair value	87,867	69,931	78,931
Loans receivable, net of allowance for loan losses of $42,517, $41,192 and $40,695	4,622,964	4,622,234	4,664,456
Residential loans held for sale	15,251	2,538	8,680
Accrued interest receivable	46,169	41,490	39,766
Real estate held for development and sale	24,420	21,177	24,493
Investments in unconsolidated subsidiaries	13,359	12,464	12,510
Office properties and equipment, net	201,509	154,120	140,466
Deferred tax asset, net	29,602	29,615	25,591
Goodwill	76,674	76,674	76,674
Core deposit intangible asset	7,221	8,395	8,796
Due from clearing agent	13,579	—	15,650
Other assets	46,181	43,232	45,194

Total assets	$6,569,650	$6,471,411	$6,482,713

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Deposits
Demand	$1,011,531	$1,019,949	$1,017,071
NOW	723,211	755,708	673,803
Savings	370,169	313,889	303,348
Money market	695,591	846,441	921,585
Certificates of deposits	874,956	816,689	777,743

Total deposits	3,675,458	3,752,676	3,693,550

Advances from FHLB	1,687,062	1,283,532	1,485,649
Securities sold under agreements to repurchase	91,512	116,026	147,966
Federal funds purchased and other short term borrowings	51,435	139,475	28,042
Secured borrowings	—	138,270	129,891
Subordinated debentures, notes and bonds payable	30,192	39,092	40,702
Junior subordinated debentures	263,266	263,266	263,266
Securities sold but not yet purchased	68,820	35,177	20,688
Due to clearing agent	40,842	24,486	—
Other liabilities	136,515	163,075	149,567

Total liabilities	6,045,102	5,955,075	5,959,321

Commitments and contingencies (See note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 56,114,600, 55,884,089 and 55,862,486 shares	562	559	559
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124, 4,876,124, and 4,876,124 shares	49	49	49
Additional paid-in capital	258,887	261,720	261,587
Unearned compensation — restricted stock grants	—	(936)	(1,021)
Retained earnings	271,281	261,279	265,082

Total stockholders’ equity before accumulated other comprehensive loss	530,779	522,671	526,256
Accumulated other comprehensive loss	(6,231)	(6,335)	(2,864)

Total stockholders’ equity	524,548	516,336	523,392

Total liabilities and stockholders’ equity	$6,569,650	$6,471,411	$6,482,713

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$80,790	75,747	$231,941	$217,845
Interest on debt securities available for sale	4,483	4,741	13,102	15,294
Interest on tax exempt securities	4,183	3,963	12,918	11,332
Interest and dividends on other investment securities	6,039	4,952	14,811	13,759
Broker dealer interest and dividends	3,477	3,526	10,639	9,587

Total interest income	98,972	92,929	283,411	267,817

Interest expense:
Interest on deposits	15,095	10,519	41,701	28,348
Interest on advances from FHLB	18,509	17,332	45,655	46,610
Interest on securities sold under agreements to repurchase and federal funds purchased	5,078	2,108	12,584	6,853
Interest on secured borrowings	—	2,637	2,401	7,281
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	7,957	6,392	23,432	18,380
Capitalized interest on real estate development	(75)	(477)	(844)	(1,366)

Total interest expense	46,564	38,511	124,929	106,106

Net interest income	52,408	54,418	158,482	161,711
Provision for (recovery from) loan losses	271	(3,410)	414	(6,506)

Net interest income after provision for (recovery from) loan losses	52,137	57,828	158,068	168,217

Non-interest income:
Broker/dealer revenue	45,205	50,368	151,148	188,969
Service charges on deposits	24,008	16,415	64,381	44,148
Other service charges and fees	6,779	5,824	20,354	16,911
Income (loss) from real estate operations	—	1,142	(982)	5,038
Income from unconsolidated subsidiaries	266	142	1,364	410
Securities activities, net	2,243	181	7,614	373
Gains associated with debt redemption	—	—	1,528	—
(Losses) gains on sales of office properties and equipment, net	(3)	—	1,775	1,215
Other	2,915	2,432	8,157	7,313

Total non-interest income	81,413	76,504	255,339	264,377

Non-interest expense:
Employee compensation and benefits	79,573	68,455	239,784	212,641
Occupancy and equipment	19,181	14,853	52,944	42,043
Impairment of office properties and equipment	—	—	—	3,706
Advertising and promotion	10,383	6,667	28,984	21,034
Professional fees	5,028	4,207	13,467	12,604
Communications	3,472	3,371	11,356	10,084
Floor broker and clearing fees	1,823	2,305	6,684	6,685
Cost associated with debt redemption	—	—	1,457	—
Check losses	2,855	1,434	5,976	2,549
Other	10,068	9,892	33,162	28,766

Total non-interest expense	132,383	111,184	393,814	340,112

Income before income taxes	1,167	23,148	19,593	92,482
(Benefit from) provision for income taxes	(1,171)	6,888	2,421	31,807

Net income	$2,338	$16,260	$17,172	$60,675

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Earnings per share
Basic earnings per share	$0.04	$0.27	$0.28	$1.01

Diluted earnings per share	$0.04	$0.26	$0.27	$0.95

Cash dividends per Class A share	$0.041	$0.038	$0.117	$0.108

Cash dividends per Class B share	$0.041	$0.038	$0.117	$0.108

Basic weighted average number of common shares outstanding	61,045,711	60,555,158	61,125,242	60,361,595

Diluted weighted average number of common and common equivalent shares outstanding	62,412,365	63,193,131	62,663,606	63,175,886

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For of the Nine Months Ended September 30, 2005 and 2006 – Unaudited

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$60,675	—	—	60,675	—	—	60,675

Other comprehensive income (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $1,104)	(1,633)
Reclassification adjustment for net gain included in net income (less income tax expense of $134)	(239)

Other comprehensive loss	(1,872)

Comprehensive income (1)	$58,803

Dividends on Class A common stock		—	—	(6,021)	—	—	(6,021)
Dividends on Class B common stock		—	—	(527)	—	—	(527)
Issuance of Class A common stock upon exercise of stock options		10	2,223	—	—	—	2,233
Issuance of Class A restricted stock		—	174	—	(174)	—	—
Tax effect relating to share-based compensation		—	4,500	—	—	—	4,500
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,665)	—	—	—	(4,668)
Amortization of unearned compensation - restricted stock grants		—	—	—	154	—	154
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(1,872)	(1,872)

BALANCE, SEPTEMBER 30, 2005		$608	$261,587	$265,082	$(1,021)	$(2,864)	$523,392

BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Net income	$17,172	—	—	17,172	—	—	17,172

Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale (less income tax expense of $2,836)	4,781
Reclassification adjustment for net gain included in net income (less income tax expense of $2,937)	(4,677)

Other comprehensive income	104

Comprehensive income (1)	$17,276

Dividends on Class A common stock		—	—	(6,600)	—	—	(6,600)
Dividends on Class B common stock		—	—	(570)	—	—	(570)
Issuance of Class A common stock upon exercise of stock options		14	5,859	—	—	—	5,873
Tax effect relating to share-based compensation		—	3,664	—	—	—	3,664
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,261)	—	—	—	(7,266)
Purchase and retirement of Class A common stock		(5)	(7,828)	—	—	—	(7,833)
Share based compensation expense		—	3,668	—	—	—	3,668
Adoption of FAS 123R		(1)	(935)	—	936	—	—
Net change in accumulated other comprehensive income, net of income taxes		—	—	—	—	104	104

BALANCE, SEPTEMBER 30, 2006		$611	$258,887	$271,281	$—	$(6,231)	$524,548

(1)	Comprehensive income for the three months ended September 30, 2006 and 2005 was $8.8 million and $14.7 million, respectively.
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2006	2005
Operating activities:
Net income	$17,172	$60,675
Adjustment to reconcile net income to net cash provided by operating activities:
Provision (recovery) and valuation allowances, net (1)	639	(6,306)
Depreciation, amortization and accretion, net	16,472	13,774
Amortization of deferred revenue	3,619	2,221
Amortization of intangible assets	1,174	1,226
Share-based compensation expense	3,668	—
Tax benefits from share-based compensation	(3,664)	—
Securities activities, net	(7,614)	(373)
Net gains on sale of real estate owned	(1,055)	(1,264)
Net gains on sales of loans held for sale	(469)	(521)
Gains on sales of property and equipment	(1,775)	(293)
Gain on sale of branch	—	(922)
Decrease (increase) in deferred tax benefits	114	(4,218)
Net gains associated with debt redemptions	(71)	—
Impairment of office properties and equipment	—	3,706
Increase in forgivable notes receivable, net	(4,792)	(3,366)
Originations of loans held for sale, net	(79,935)	(113,021)
Proceeds from sales of loans held for sale	67,692	109,509
(Increase) decrease in real estate held for development and sale	(2,790)	3,199
(Increase) decrease in securities owned, net	(6,296)	5,145
Increase in accrued interest receivable	(4,679)	(3,784)
Increase in other assets	(3,168)	(7,797)
Increase (decrease) in securities sold but not yet purchased	33,643	(18,774)
Increase in due to clearing agent	2,777	969
(Decrease) increase in other liabilities	(29,395)	8,316

Net cash provided by operating activities	1,267	48,101

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2006	2005
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	149,232	163,227
Purchase of investment securities and tax certificates	(182,994)	(223,338)
Purchase of securities available for sale	(121,619)	(222,425)
Proceeds from sales and maturities of securities available for sale	140,011	265,290
Purchases of FHLB stock	(41,850)	(23,974)
Redemption of FHLB stock	23,914	23,662
Investments in unconsolidated subsidiaries	(5,444)	(4,600)
Distributions from unconsolidated subsidiaries	4,549	—
Net repayments (purchases and originations) of loans	(113,861)	15,917
Proceeds from sales of real estate owned	3,338	3,103
Proceeds from the sale of property and equipment	35	664
Purchases of office property and equipment	(58,821)	(26,117)

Net cash used in investing activities	(203,510)	(28,591)

Financing activities:
Net (decrease) increase in deposits	(77,218)	254,064
Repayments of FHLB advances	(1,826,344)	(1,073,749)
Proceeds from FHLB advances	2,230,000	1,015,000
Decrease in securities sold under agreements to repurchase	(24,514)	(148,677)
Decrease in federal funds purchased	(88,040)	(76,958)
Proceeds from secured borrowings	—	48,016
Repayments of secured borrowings	(26,516)	—
Repayment of notes and bonds payable	(13,900)	(1,039)
Proceeds from notes payable	5,000	4,000
Cash outflows from the sale of branch	—	(13,605)
Capital contributions in managed fund by investors	2,200	—
Excess tax benefits from share-based compensation	3,664	—
Proceeds from issuance of Class A common stock	1,324	1,084
Payment of the minimum withholding tax upon the exercise of stock options	(2,717)	(3,519)
Purchase and retirement of Class A common stock	(7,833)	—
Purchase of subsidiary common stock	—	(491)
Dividends paid	(7,170)	(6,548)

Net cash provided by (used in) financing activities	167,936	(2,422)

(Decrease) increase in cash and cash equivalents	(34,307)	17,088
Cash and cash equivalents at the beginning of period	170,261	135,060

Cash and cash equivalents at end of period	$135,954	$152,148

(continued)
See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2006	2005
Cash paid for
Interest on borrowings and deposits	$125,255	$97,284
Income taxes	22,629	10,632
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	2,755	2,059
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	4,500
Reduction in loans participations sold accounted for as secured borrowings	111,754	—
Exchange of branch facilities	2,350	—
Change in accumulated other comprehensive income	104	(1,872)
Change in deferred taxes on other comprehensive income	101	(1,104)
Securities purchased pending settlement	680	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	4,549	1,149

(1)	Provision (recoveries) and valuation allowances represents provision for (recovery from) loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements – Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements and Significant Accounting Policies
     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. The Company’s principal assets include the capital stock of its wholly-owned subsidiaries: BankAtlantic, its banking subsidiary; and Ryan Beck Holdings, Inc., a holding company that wholly owns Ryan Beck & Co., Inc. (“Ryan Beck”), an investment banking firm which is a federally registered broker-dealer. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of more than 80 branches or “stores” located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 45 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2006, December 31, 2005 and September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, the consolidated stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2006. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Form 10-Q for the three months ended March 31, 2006 and June 30, 2006 respectively.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2006.
     BankAtlantic performed a review of the classification of its loan participations in its financial statements for the year ended December 31, 2005. Based on the review, BankAtlantic concluded that certain loan participations should have been accounted for as secured borrowings instead of participations sold. As a consequence, participations aggregating approximately $130.0 million that were previously recorded as participations sold were corrected in the Company’s September 30, 2005 financial statements to reflect such amount as loans receivable and secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in the affected loan participations being accounted for as loan sales with a corresponding reduction in secured borrowings.
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
   2. Stock Based Compensation
     The Company has stock based compensation plans under which restricted stock, incentive stock options and non-qualifying stock options were awarded to officers, employees and directors and affiliate employees. Options available for grant under all stock plans except for the 2005 Restricted Stock and Option Plan (the “Plan”) were canceled during 2005. The Plan provides for the issuance of up to 6,000,000 shares of Class A common stock under restricted stock or option awards.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three and nine months ended September 30, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant. The impact of adopting SFAS 123R on the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 was an increase of compensation expense of $1.3 million and $3.4 million, respectively.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended September 30, 2005 compared to the actual results reported under SFAS No. 123R for the three and nine months ended September 30, 2006.

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands, except share data)	2006		2005	2006		2005
Net income, as reported		$2,338	$16,260		$17,172	$60,675
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects		1,422	69		3,668	154
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects		(1,422)	(804)		(3,668)	(1,826)

Pro forma net income		$2,338	$15,525		$17,172	$59,003

Earnings per share:
Basic as reported		$0.04	$0.27		$0.28	$1.01

Basic pro forma	$	N/A	$0.26	$	N/A	$0.98

Diluted as reported		$0.04	$0.26		$0.27	$0.95

Diluted pro forma	$	N/A	$0.25	$	N/A	$0.92

     The following is a summary of the Company’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$7.54
Vested	(21,817)	8.41
Forfeited	—	—
Issued	9,268	18.88

Outstanding at September 30, 2005	134,951	$8.18

Outstanding at December 31, 2005	132,634	$8.00
Vested	(29,481)	10.42
Forfeited	—	—
Issued	31,389	14.74

Outstanding at September 30, 2006	134,542	$9.04

     As of September 30, 2006, approximately $1.1 million of total unrecognized compensation cost was related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three and nine months ended September 30, 2006 was $75,000 and $508,000, respectively.
     The Company recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company based the estimated forfeiture rate of its nonvested options at January 1, 2006 on its historical experience during the preceding five years.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any employee population patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 30, 2006.

	Employees	Directors
Stock Price	$14.76	$14.53
Exercise Price	$14.76	$14.53
Interest Rate	5.19%	4.94%
Dividend Rate	1.03%	1.05%
Volatility	31.43%	31.83%
Option Life (years)	7.50	5.00
Option Value	$6.02	$4.84
Annual Forfeiture Rate	3.00%	0%
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 30, 2005.

	Employees	Directors
Stock Price	$19.02	$18.88
Exercise Price	$19.02	$18.88
Interest Rate	4.10%	4.10%
Dividend Rate	.74%	.74%
Volatility	31.00%	31.00%
Option Life (years)	7.00	7.00
Option Value	$7.24	$7.36
Annual Forfeiture Rate	2.00%	0%

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following is a summary of the Company’s Class A common stock option activity during the nine months ending September 30, 2005 and 2006:

Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(901,537)
Forfeited	(63,452)
Issued	811,071

Outstanding at September 30, 2005	6,020,927

Outstanding at December 31, 2005	6,039,253
Exercised	(1,422,261)
Forfeited	(201,839)
Issued	951,268

Outstanding at September 30, 2006	5,366,421

Available for grant at September 30, 2006	4,221,754

     As of September 30, 2006, there was $12.5 million of total unearned compensation cost related to the Company’s non-vested Class A common stock options. The cost is expected to be recognized over a weighted average period of 2.60 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $16.1 million and $12.3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $13.7 million and $14.0 million, respectively.

	As of or for the Nine
	Months Ended September 30,
	2006	2005
Weighted average exercise price of options outstanding	$11.22	$9.04
Weighted average exercise price of options exercised	$4.13	$2.48
Weighted average price of options forfeited	$14.14	$11.53
Weighted average remaining contractual life in years	6.5	5.7
     All options granted during 2006 vest in five years and expire ten years from the date of grant, except that options granted to directors vested immediately. The options were granted at an exercise price that equaled the fair value of the Class A common stock at the date of grant. Included in the above grants were options to acquire 50,300 shares of the Company’s Class A common stock that were granted to affiliate employees. These options are valued at period end with the change in fair value recorded as an increase or reduction in compensation expense.

BankAtlantic Bancorp, Inc. and Subsidiaries
Ryan Beck Stock Option Plan:
     Ryan Beck has a stock based compensation plan under which non-qualifying stock options to acquire up to 2,437,500 shares of Ryan Beck Holdings, Inc. Common Stock can be awarded to officers and directors.
     The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,500)
Issued	22,000

Outstanding at September 30, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(82,000)
Issued	377,500

Outstanding at September 30, 2006	2,364,500

Available for grant at September 30, 2006	73,000

	As of or for the Nine
	Months Ended September 30,
	2006	2005
Weighted average exercise price of options outstanding	$3.82	$3.00
Weighted average exercise price of options exercised	$—	$—
Weighted average price of options forfeited	$4.28	$5.26
Weighted average remaining contractual life in years	6.7	6.8
     The table below presents the weighted average assumptions used to value Ryan Beck options granted during the nine months ended September 30, 2006 and 2005.

	For the Nine Months
	Ended September 30,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	38.25%	40.90%
Option Life (years)	7.00	6.00
Option Value	$3.86	$2.33
Annual Forfeiture Rate	2.96%	—%
     The stock price was based on a valuation at the grant date by a third party business valuation appraiser. All options granted during 2006 to acquire shares of Ryan Beck vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $11.6 million and $9.2 million, respectively.
     As of September 30, 2006, approximately $1.5 million of unrecognized compensation cost was related to nonvested stock option compensation. The cost is expected to be recognized over a weighted average period of approximately 3.5 years.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months ended September 30, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock at $5.46 per share in accordance with the terms of the stock option grant. The shares were issued in June 2004 upon exercise of Ryan Beck stock options.
   3. Advances From the Federal Home Loan Bank
     During the third quarter of 2006, the FHLB called $100.0 million of callable LIBOR-based floating rate advances at no penalty or premium. The prepaid advances had a weighted average interest rate of 4.97% and were scheduled to mature between 2009 and 2012. Of the remaining $1.7 billion FHLB advances outstanding as of September 30, 2006, $47.0 million mature between 2008 and 2010 and have a weighted average fixed interest rate of 5.83%, $150.0 million mature during the 2006 fourth quarter and have a weighted average fixed interest rate of 5.28% and $1.5 billion are LIBOR-based floating advances that mature between 2006 and 2007 and currently have a weighted average interest rate of 5.33%.
     During the nine months ended September 30, 2006, BankAtlantic prepaid $584.0 million of FHLB advances. Of this amount $100.0 million had a weighted average interest rate of 4.97% and were scheduled to mature between 2009 and 2012, $394.0 million had a weighted average interest rate of 5.44% and were scheduled to mature in 2008 and the remaining $90.0 million had a weighted average interest rate of rate of 4.79% and were scheduled to mature between 2009 and 2011. During the nine months ended September 30, 2006, BankAtlantic incurred prepayment penalties of $1.4 million upon the repayment of $394.0 million of advances and recorded a gain of $1.5 million upon the repayment of $90.0 million of advances.
4. Impairment of Office Properties and Equipment
     During May 2005, the Company opened its new Corporate Center, which serves as its corporate headquarters. As a result of the corporate headquarters relocation and the contemplated demolition of the old corporate headquarters building, the Company recorded an impairment charge for the $3.7 million carrying value of the old corporate headquarters building and equipment in its Consolidated Statement of Operations for the nine months ended September 30, 2005. The building and equipment were included in the BankAtlantic reportable segment.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	407	388	1,221	1,164
Expected return on plan assets	(547)	(525)	(1,641)	(1,575)
Amortization of unrecognized net gains and losses	237	168	711	504

Net periodic pension expense	$97	$31	$291	$93

     BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2006 and 2005. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2006.

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
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
State and municipal obligations	$46,310	$76,568	$28,766
Corporate debt	5,081	3,410	8,624
Obligations of U.S. Government agencies	88,925	45,827	33,119
Equity securities	16,209	23,645	19,905
Mutual funds and other	22,591	28,359	27,714
Certificates of deposit	7,472	2,483	2,170

	$186,588	$180,292	$120,298

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing brokers. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2006 and 2005, balances due from clearing brokers were $13.6 million and $15.7 million, respectively. As of September 30, 2006 and December 31, 2005, balances due to the clearing brokers were $40.8 million and $24.5 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
Equity securities	$18,325	$3,780	$3,788
Corporate debt	928	1,332	1,440
State and municipal obligations	1,101	41	41
Obligations of U.S. Government agencies	48,198	29,653	14,963
Certificates of deposit	268	371	456

	$68,820	$35,177	$20,688

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
     During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated for accounting purposes into its General Partner, a wholly-owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $3.6 million and $7.4 million, respectively, held by the Partnership at September 30, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005.

BankAtlantic Bancorp, Inc. and Subsidiaries
7. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
Real estate loans:
Residential	$2,171,795	$2,043,055	$2,159,344
Construction and development	908,198	1,339,576	1,420,435
Commercial	1,065,060	1,060,245	1,004,766
Small business	180,200	151,924	145,570
Loans to Levitt Corporation	—	223	1,113
Other loans:
Home equity	542,537	513,813	505,746
Commercial business	159,086	89,752	87,894
Small business — non-mortgage	92,294	83,429	76,990
Consumer loans	15,120	21,469	13,580
Deposit overdrafts	8,337	5,694	5,205
Discontinued loans products (1)	269	1,207	6,156

Total gross loans	5,142,896	5,310,387	5,426,799

Adjustments:
Undisbursed portion of loans in process	(477,944)	(649,296)	(724,043)
Premiums related to purchased loans	2,195	5,566	5,968
Deferred fees	(1,666)	(3,231)	(3,573)
Allowance for loan losses	(42,517)	(41,192)	(40,695)

Loans receivable — net	$4,622,964	$4,622,234	$4,664,456

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     Included in interest income in the Company’s statement of operations for the three and nine months ended September 30, 2005 were $60,000 and $880,000, respectively of interest income related to loans to Levitt Corporation.
8. Real Estate Held for Development and Sale
     Real estate held for development and sale consists of a real estate venture that was acquired in connection with the acquisition in 2002 of a financial institution as well as real estate held for sale associated with BankAtlantic branch banking facilities.
     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
Land and land development costs	$12,791	$9,921	$10,977
Construction costs	6,577	8,264	9,329
Other costs	5,052	2,992	2,720
Branch banking facilities	—	—	1,467

Total	$24,420	$21,177	$24,493

BankAtlantic Bancorp, Inc. and Subsidiaries
     Income (loss) from real estate operations was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Sales of real estate	$—	$4,872	$7,613	$19,672
Cost of sales on real estate	—	3,730	8,595	14,634

Income (loss) from real estate operations	$—	$1,142	$(982)	$5,038

9. Related Parties
     The Company, Levitt and Bluegreen Corporation (“Bluegreen”) are deemed to be affiliates. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s common stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
     The Company maintains service arrangements with BFC, pursuant to which the Company provides office facilities to BFC and its affiliates and the Company is compensated based on its costs. Effective January 1, 2006, certain of the Company’s human resources, risk management and investor relations employees were hired by BFC and BFC began providing the back-office support functions provided by these employees to the Company and Levitt. Additionally, the Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of affiliated companies. Further, when former employees are transferred to an affiliate Company, the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the nine months ended September 30, 2006 and 2005, former employees exercised 51,464 and 41,146 of options, respectively, to acquire Class A common stock at a weighted average exercise price of $3.28 and $3.52, respectively.
     Options outstanding to former employees consisted of the following at September 30, 2006:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	306,598	$10.48
Options nonvested	245,143	$11.39

     The table below shows the effect of affiliate transactions on the Company’s Consolidated Statement of Operations (in thousands):

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Non-interest income:
Other — office facilities	$112	$316
Non-interest expense:
Employee compensation benefits	(61)	(183)
Other — back-office support	(176)	(713)

Net effect of affiliate transactions before income taxes	$(125)	$(580)

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months of 2006, the Company issued to BFC employees that perform services for the Company options to acquire 50,300 shares of the Company’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $14,000 of service provider expense for the three and nine months ended September 30, 2006.
     During 2005, the Company maintained service arrangements with BFC and Levitt, pursuant to which the Company provided human resources, risk management, project planning, system support and investor and public relations services to Levitt and BFC. For such services, the Company was compensated on a cost plus 5% basis. Additionally, the Company rented office space to Levitt and BFC on a month-to-month basis and received rental payments at agreed upon rates that may not have been equivalent to market rates. These amounts were included in non-interest income in the Company’s statement of operations for the three and nine months ended September 30, 2005.
     The table below shows the service fees and rent payments from Levitt and BFC to the Company for office space rent and back-office support functions for the three and nine months ended September 30, 2005 (in thousands):

	For the Three Months Ended September 30, 2005
	BFC	Levitt	Total
Service Fees	$61	$165	$226
Rent	24	38	62

Total	$85	$203	$288

	For the Nine Months Ended September 30, 2005
	BFC	Levitt	Total
Service Fees	$194	$445	$639
Rent	68	50	118

Total	$262	$495	$757

     Additionally, during the three and nine months ended September 30, 2005, Levitt paid BankAtlantic $30,000 and $85,000, respectively, for project management services. Additionally, the Company recognized expenses of $12,000 and $196,000 during the three and nine months ended September 30, 2005, respectively, for risk management services provided by Bluegreen. For these services the Company paid or was compensated, as applicable, on a cost plus 5% basis.
     BankAtlantic in the ordinary course of its banking business entered into repurchase agreements with Levitt and BFC in aggregate amounts of $6.6 million, $6.2 million and $21.2 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The Company recorded $154,000 and $453,000, respectively, of interest expense associated with these repurchase agreements during the three and nine months ended September 30, 2006 compared to $27,000 and $283,000, respectively, during the corresponding 2005 periods.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Intersegment transactions are eliminated in consolidation.
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the three months ended September 30, 2006 and 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2006
Interest income	$94,558	$3,856	$598	$(40)	$98,972
Interest expense	(39,452)	(1,436)	(5,716)	40	(46,564)
Provision for loan losses	(271)	—	—	—	(271)
Non-interest income	33,709	45,205	2,509	(10)	81,413
Non-interest expense	(75,211)	(55,572)	(1,610)	10	(132,383)

Segments profit (loss) before taxes	13,333	(7,947)	(4,219)	—	1,167
(Provision) benefit for income taxes	(3,682)	3,105	1,748	—	1,171

Segment net income (loss)	$9,651	$(4,842)	$(2,471)	$—	$2,338

Total Assets	$6,182,465	$263,750	$793,949	$(670,514)	$6,569,650

2005
Interest income	$88,746	$3,756	$471	$(44)	$92,929
Interest expense	(32,807)	(819)	(4,929)	44	(38,511)
Recovery from loan losses	3,410	—	—	—	3,410
Non-interest income	25,718	50,368	450	(32)	76,504
Non-interest expense	(56,722)	(53,146)	(1,348)	32	(111,184)

Segments profit (loss) before taxes	28,345	159	(5,356)	—	23,148
(Provision) benefit for income taxes	(9,054)	264	1,902	—	(6,888)

Segment net income (loss)	$19,291	$423	$(3,454)	$—	$16,260

Total Assets	$6,166,104	$190,327	$794,577	$(668,295)	$6,482,713

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for segment net income for the nine months ended September 30, 2006 and 2005 (in thousands):

				Adjusting and
			Parent	Elimination	Segment
	BankAtlantic	Ryan Beck	Company	Entries	Total
2006
Interest income	$269,646	$12,085	$1,857	$(177)	$283,411
Interest expense	(104,144)	(4,571)	(16,391)	177	(124,929)
Provision for loan losses	(414)	—	—	—	(414)
Non-interest income	95,676	151,148	8,524	(9)	255,339
Non-interest expense	(214,778)	(173,656)	(5,389)	9	(393,814)

Segments profit (loss) before taxes	45,986	(14,994)	(11,399)	—	19,593
(Provision) benefit for Income taxes	(13,165)	6,220	4,524	—	(2,421)

Segment net income (loss)	$32,821	$(8,774)	$(6,875)	$—	$17,172

2005
Interest income	$255,965	$10,192	$1,762	$(102)	$267,817
Interest expense	(89,650)	(2,289)	(14,269)	102	(106,106)
Recovery from loan losses	6,506	—	—	—	6,506
Non-interest income	74,224	188,969	1,324	(140)	264,377
Non-interest expense	(165,302)	(170,139)	(4,811)	140	(340,112)

Segments profit (loss) before taxes	81,743	26,733	(15,994)	—	92,482
(Provision) benefit for Income taxes	(26,820)	(10,749)	5,762	—	(31,807)

Segment net income (loss)	$54,923	$15,984	$(10,232)	$—	$60,675

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Financial Instruments With Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
Commitments to sell fixed rate residential loans	$35,445	$13,634	$18,681
Commitments to sell variable rate residential loans	3,755	4,438	3,600
Commitments to purchase fixed rate residential loans	—	—	4,763
Commitments to purchase variable rate residential loans	9,592	6,689	4,000
Commitments to purchase variable rate commercial loans	38,850	—	—
Commitments to originate loans held for sale	29,784	16,220	13,601
Commitments to originate loans held to maturity	240,472	311,081	391,023
Commitments to extend credit, including the undisbursed portion of loans in process	916,136	1,151,054	1,212,150
Commitments to purchase branch facilities land	8,425	5,334	3,705
Standby letters of credit	79,821	67,868	73,963
Commercial lines of credit	87,123	119,639	116,739
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $61.4 million at September 30, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.4 million at September 30, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2006, December 31, 2005 and September 30, 2005 was $199,000, $183,000 and $238,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
12. Earnings Per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net Income	$2,338	$16,260	$17,172	$60,675
Basic weighted average number of common shares outstanding	61,045,711	60,555,158	61,125,242	60,361,595

Basic earnings per share	$0.04	$0.27	$0.28	$1.01

Diluted earnings per share:
Net Income	$2,338	$16,260	$17,172	$60,675
Subsidiary stock options	—	(21)	—	(806)

Income available after assumed conversion	$2,338	$16,239	$17,172	$59,869

Basic weighted average shares outstanding	61,045,711	60,555,158	61,125,242	60,361,595
Common stock equivalents resulting from stock-based compensation	1,366,654	2,637,973	1,538,364	2,814,291

Diluted weighted average shares outstanding	62,412,365	63,193,131	62,663,606	63,175,886

Diluted earnings per share	$0.04	$0.26	$0.27	$0.95

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the three and nine months ended September 30, 2006 and 2005, 2,439,639 and 1,567,921, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
13. Investment in Unconsolidated Subsidiaries
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of
	September 30,	December 31,	September 30,
	2006	2005	2005
Statutory business trusts	$7,910	$7,910	$12,510
Rental real estate joint venture	5,449	4,554	—

Total investments in unconsolidated subsidiaries	$13,359	$12,464	$12,510

     The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Equity in rental real estate joint venture earnings	$105	$—	$897	$—
Equity in statutory trusts earnings	161	142	467	410

Income from unconsolidated subsidiaries	$266	$142	$1,364	$410

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
     In March 2006, the Company invested $4.1 million in another rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company is entitled to receive a 8% preferred return on its investment and 50% of any profits after return of the Company’s investment and the preferred return.
     In September 2006, the Company invested $1.4 million in another rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company is entitled to receive a 10% preferred return on its investment and 50% of any profits after return of the Company’s investment and the preferred return.
     The ownership structures of the joint venture investments were analyzed under FASB Interpretation No. 46R (“FIN 46R”) to determine if the entities were variable interest or voting interest entities. Based on the criteria of FIN 46R, management determined that the entities were not variable interest entities. The Company is not the managing member of the entities and the rights of the Company in these entities will not overcome the presumption of financial control by the managing member. As a consequence, the Company accounted for these joint ventures under the equity method of accounting.
     The remaining investments in unconsolidated subsidiaries consist of the Company’s investments in eleven statutory business trusts that were formed as financing vehicles solely to issue trust preferred securities.
14. Nonmonetary Transactions
     During the nine months ended September 30, 2006, BankAtlantic completed an exchange of branch facilities with a financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months ended September 30, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of Mastercard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Company’s Consolidated Statement of Operations in “Securities activities, net.” The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
15. Settlement of Compliance Matter
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
16. New Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. Currently, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. The Company uses the roll-over method for quantifying identified financial statement errors. This method can lead to an accumulation of errors on the statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
     SAB No. 108 permits companies to initially apply its provisions by either restating prior period financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings. Use of the cumulative effect transition method requires disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
     The Company will apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. Upon the application of SAB No. 108, the Company currently expects to record an increase in other liabilities of $3.0 million, a decrease in current taxes payable of $1.1 million and a reduction in retained earnings of $1.9 million as of January 1, 2006. These adjustments represent the net effect of the Company not recognizing recurring operating expenses in the period in which the goods or services were provided. The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108. The accompanying financial statements do not reflect these adjustments.
     In September 2006, the FASB issued SFAS No. 157, (“Fair Value Measurements”). The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement will have on its financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In September 2006, the FASB issued SFAS No. 158, (“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement applies to financial statements issued for fiscal years ending after December 15, 2006. The Company is required to adopt the recognition and disclosure provisions of this Statement prospectively as of December 31, 2006. Management believes that the adoption of this Statement will not have a significant impact on the Company’s financial statements as the Company recognized a minimum pension liability for the difference between the plan assets and the benefit obligation as of December 31, 2005.
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”). FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and could result in increased volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation is effective for the Company as of January 1, 2007 and any changes in net assets that result from the application of this interpretation should be reflected as an adjustment to retained earnings. Management is currently in the process of determining whether it has taken or expects to take any uncertain tax positions and evaluating the requirements of this interpretation and its potential impact on our financial statements.
     In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets or liabilities and management believes that the adoption of this Statement will not have an impact on the Company’s Consolidated Financial Statements.
     In February 2006, the FASB issued SFAS No. 155, (“Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statement No. 133 and 140”). This Statement resolves issues associated with beneficial interests in securitized financial assets. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement as of January 1, 2007. Management currently believes this Statement will not have an impact on the Company’s Consolidated Financial Statements; however, as implementation issues emerge and guidance is issued Management will review its evaluation.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”), and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans of changes in the commercial real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives, new store expansion program, Orlando store expansion program and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at those new stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its ability to implement a strategy to improve its operating results and return to profitability, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, including that the expansion of its municipal finance, investment banking and capital markets areas, including the associated increased headcount, will produce results which justify the increased expenses; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
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
Summary Consolidated Results of Operations by Segment

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
BankAtlantic	$9,651	$19,291	$(9,640)	$32,821	$54,923	$(22,102)
Ryan Beck	(4,842)	423	(5,265)	(8,774)	15,984	(24,758)
Parent Company	(2,471)	(3,454)	983	(6,875)	(10,232)	3,357

Net income	$2,338	$16,260	$(13,922)	$17,172	$60,675	$(43,503)

For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 85.6% to $2.3 million for the third quarter 2006, down from $16.3 million earned in the 2005 quarter. This quarter’s net income decline was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, a negative provision for loan losses during 2005, weaker net growth in BankAtlantic’s low cost deposits and a net loss at Ryan Beck based on declining retail brokerage revenues and a significant slow-down in investment banking activities. The above declines in segment net income were partially offset by an increase in BankAtlantic’s non-interest income and decreased losses at the Parent Company.
     The increase in BankAtlantic non-interest expenses resulted from BankAtlantic’s branch expansion and renovation program, extended branch hours and aggressive marketing programs. These initiatives involve substantial costs that were primarily associated with compensation, occupancy, advertising reflecting aggressive marketing to attract low cost deposits and operating expenses relating to the branch expansion and extended hours. Additionally, BankAtlantic’s segment net income was negatively impacted by a $271,000 provision for loan losses compared to a $3.4 million recovery during the 2005 quarter. The recovery during 2005 resulted from a reduction in the allowance for loan losses due to the pay-off of loans with higher credit risk than the remaining portfolio. These costs and charges were partially offset by an increase in non-interest income resulting from higher deposit account fee income.
     The significant decrease in Ryan Beck segment earnings during the current quarter was largely due to continued weakness in investment banking activities. Also contributing to Ryan Beck’s net loss was compensation costs and direct expenses associated with the late 2005 and early 2006 expansion of capital markets and investment banking activities which included the municipal finance and trading areas.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decrease in Parent Company segment net loss primarily resulted from available for sale equity securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to offset higher interest expense on its floating rate junior subordinated debentures.
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 72% from the same 2005 period. The decline in net income primarily resulted from the items discussed above as well as a $6.5 million pre-tax recovery from loan losses in 2005 compared to a $414,000 pre-tax provision during 2006. Included in Ryan Beck non-interest income during 2005 were fees received on the completion of a large mutual to stock transaction, in which Ryan Beck served as the lead underwriter. This transaction was the largest single transaction in Ryan Beck’s history and contributed $13 million to Ryan Beck segment net income during the 2005 period.
Consolidated Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income before income taxes	$1,167	$23,148	$(21,981)	$19,593	$92,482	$(72,889)
Provision for income taxes	(1,171)	6,888	(8,059)	2,421	31,807	(29,386)

Consolidated net income	$2,338	$16,260	$(13,922)	$17,172	$60,675	$(43,503)

Effective tax rate	-100.34%	29.76%	N/A	12.36%	34.39%	-22.04%

     The tax benefit for the three months ended September 30, 2006 and the significant decline in the effective tax rate during the nine months ended September 30, 2006 compared to the prior periods resulted from higher tax exempt income associated with increased: municipal securities tax exempt interest income at BankAtlantic, higher corporate owned life insurance gains as well as increased municipal securities tax exempt interest income at Ryan Beck, and higher equity securities dividends that qualify for a dividends received deduction at the Parent Company.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2006				September 30, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
( in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,130,077	27,891		5.24%	$2,245,067	27,676		4.93%
Commercial real estate	1,498,192	32,979		8.81	1,639,530	30,839		7.52
Loan participations sold	—	—		—	147,633	2,637		7.09
Consumer	563,001	11,024		7.83	527,189	8,433		6.40
Lease financing	76	3		15.79	2,768	66		9.54
Commercial business	152,720	3,405		8.92	90,578	1,828		8.07
Small business	267,263	5,489		8.22	216,931	4,268		7.87

Total loans	4,611,329	80,791		7.01	4,869,696	75,747		6.22
Investments — tax exempt	397,436	5,806	(1)	5.84	386,097	5,617	(1)	5.82
Investments — taxable	660,785	9,993		6.05	712,092	9,348		5.25

Total interest earning assets	5,669,550	96,590		6.81%	5,967,885	90,712		6.08%

Goodwill and core deposit intangibles	77,913				79,494
Other non-interest earning assets	371,752				312,261

Total Assets	$6,119,215				$6,359,640

Deposits:
Savings	$367,829	721		0.78%	$303,268	229		0.30%
NOW	727,517	1,149		0.63	666,567	773		0.46
Money market	733,058	4,019		2.18	904,382	3,729		1.64
Certificate of deposit	858,688	9,206		4.25	781,044	5,788		2.94

Total interest bearing deposits	2,687,092	15,095		2.23	2,655,261	10,519		1.57

Short-term borrowed funds	378,063	5,117		5.37	256,492	2,151		3.33
Advances from FHLB	1,354,944	18,509		5.42	1,659,411	17,332		4.14
Secured borrowings	—	—		—	147,633	2,637		7.09
Long-term debt	37,283	805		8.57	35,447	645		7.22

Total interest bearing liabilities	4,457,382	39,526		3.52	4,754,244	33,284		2.78

Demand deposits	1,043,574				1,000,694
Non-interest bearing other liabilities	53,567				56,659

Total Liabilities	5,554,523				5,811,597
Stockholder’s equity	564,692				548,043

Total liabilities and stockholder’s equity	$6,119,215				$6,359,640

Net tax equivalent interest income/ net interest spread		$57,064		3.29%		$57,428		3.30%

Tax equivalent adjustment		(2,032)				(1,966)
Capitalized interest from real estate operations		75				477

Net interest income		55,107				55,939

Margin
Interest income/interest earning assets				6.81%				6.08%
Interest expense/interest earning assets				2.77				2.21

Net interest margin (tax equivalent)				4.04%				3.87%

Net interest margin (tax equivalent) excluding secured borrowings				4.04%				3.96%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in average interest earning assets partially offset by an improvement in the tax equivalent net interest margin.
     BankAtlantic’s average interest earning asset balances declined as a result of lower investments, and lower residential and commercial real estate loan average balances. The decline in commercial real estate average balances reflects a management decision to curtail condominium construction lending during 2005 and a slow-down in real estate construction in Florida. The decline in residential loan and investments average balances reflects a decision by management to not replace declining residential loans that had been repaid in response to the current interest rate environment. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances resulting from the origination of loans to community banking customers.
     The improvement in the tax equivalent net interest margin primarily resulted from an increase in low cost deposits and secondarily from higher earning asset yields. BankAtlantic implemented a strategy during the latter half of 2005 to use growth in low cost deposits to reduce borrowings in response to the current flat yield curve environment. Management expects to continue this strategy of the repayment of borrowings with low cost deposit funds in a flat or inverted yield curve environment. Average low cost deposit balances increased from $1.971 billion during the three months ended September 30, 2005 to $2.139 billion during the current quarter. Low cost deposits balances grew 8.6% from September 2005 to the current quarter. While further margin improvements will depend largely on the future pattern of interest rates, management believes that there will be little change in the net interest margin in subsequent periods if low cost deposit growth remains at current growth rates.
     BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. The prime interest rate increased from 4.00% in June 2004 to 8.25% at September 30, 2006. This increase has favorably impacted yields on earning assets, which were offset by higher rates on borrowings and certificates of deposit.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2006				September 30, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
( in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,073,923	79,890		5.14%	$2,198,170	80,782		4.90%
Commercial real estate	1,511,983	94,775		8.36	1,708,272	89,460		6.98
Loan participations sold	41,306	2,401		7.75	158,587	7,281		6.12
Consumer	549,939	30,676		7.44	506,902	22,376		5.89
Lease financing	237	23		12.94	4,561	365		10.67
Commercial business	135,035	8,914		8.80	90,199	5,047		7.46
Small business	254,325	15,262		8.00	206,389	11,978		7.74

Total loans	4,566,748	231,941		6.77	4,873,080	217,289		5.95
Investments — tax exempt	396,348	17,355	(1)	5.84	362,988	15,775	(1)	5.79
Investments — taxable	610,894	26,422		5.77	722,477	28,423		5.25

Total interest earning assets	5,573,990	275,718		6.60%	5,958,545	261,487		5.85%

Goodwill and core deposit intangibles	78,300				79,923
Other non-interest earning assets	364,851				297,873

Total Assets	$6,017,141				$6,336,341

Deposits:
Savings	$354,765	1,557		0.59%	$295,450	628		0.28%
NOW	750,771	3,106		0.55	672,224	2,097		0.42
Money market	775,833	11,977		2.06	910,697	9,727		1.43
Certificate of deposit	849,011	25,061		3.95	780,258	15,896		2.72

Total interest bearing deposits	2,730,380	41,701		2.04	2,658,629	28,348		1.43

Short-term borrowed funds	342,413	12,760		4.98	325,670	6,955		2.86
Advances from FHLB	1,177,389	45,655		5.18	1,604,169	46,610		3.88
Secured borrowings	41,306	2,401		7.75	158,587	7,281		6.12
Long-term debt	37,253	2,469		8.86	36,148	1,823		6.74

Total interest bearing liabilities	4,328,741	104,986		3.24	4,783,203	91,017		2.54

Demand deposits	1,072,867				965,900
Non-interest bearing other liabilities	58,383				49,823

Total Liabilities	5,459,991				5,798,926
Stockholder’s equity	557,150				537,415

Total liabilities and stockholder’s equity	$6,017,141				$6,336,341

Net tax equivalent interest income/ net interest spread		$170,732		3.36%		$170,470		3.31%

Tax equivalent adjustment		(6,074)				(5,521)
Capitalized interest from real estate operations		844				1,366

Net interest income		165,502				166,315

Margin
Interest income/interest earning assets				6.60%				5.85%
Interest expense/interest earning assets				2.52				2.04

Net interest margin (tax equivalent)				4.08%				3.81%

Net interest margin (tax equivalent) excluding secured borrowings				4.11%				3.91%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net interest income for the nine month period decreased slightly compared to the 2005 period. This decrease and the factors affecting net interest income were primarily the same as the items discussed above for the three months ended September 30, 2006.
Provision for Loan Losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Balance, beginning of period	$42,012	$43,650	$41,192	$46,010
Charge-offs:
Consumer loans	(210)	(99)	(367)	(209)
Residential real estate loans	(111)	(191)	(239)	(445)
Small business	(93)	(68)	(408)	(663)

Continuing loan products	(414)	(358)	(1,014)	(1,317)
Discontinued loan products	(22)	(222)	(138)	(1,057)

Total charge-offs	(436)	(580)	(1,152)	(2,374)

Recoveries:
Commercial business loans	80	120	360	1,351
Commercial real estate loans	10	5	19	11
Small business	193	290	452	694
Consumer loans	79	89	194	172
Residential real estate loans	170	55	348	56

Continuing loan products	532	559	1,373	2,284
Discontinued loan products	138	476	690	1,281

Total recoveries	670	1,035	2,063	3,565

Net recoveries	234	455	911	1,191
Provision for (recovery from) loan losses	271	(3,410)	414	(6,506)

Balance, end of period	$42,517	$40,695	$42,517	$40,695

     During the three and nine months ended September 30, 2006 BankAtlantic continued to experience low charge-offs relating to continuing loan products. The majority of the discontinued loan products charge-offs and recoveries during the 2006 and 2005 periods related to lease finance lending. The remaining balance of discontinued loan products declined to $269,000 from $6.2 million a year earlier. The large commercial business loan recovery during the 2005 nine month period resulted from a $1.1 million partial recovery of a loan that was charged off in 2003.
     During the three and nine months ended September 30, 2006, BankAtlantic recorded a provision for loan losses. The net recoveries for the quarter were offset by loan loss provisions established as a result of estimated inherent losses in the loan portfolio associated with the effect of higher short-term interest rates on borrowers’ ability to service debt, the effect of the current real estate market on developer land loans and unfavorable trends in our residential and home equity loan portfolios.
     The reversal of provisions for loan losses during the 2005 quarter was due to decreased reserves in the commercial loan portfolio reflecting lower loan balances and a payoff of a larger hotel loan as well as net recoveries mentioned above.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$760	$388	$385
Loans	32,895	6,801	6,883

Total nonaccrual	33,655	7,189	7,268

Repossessed assets:
Real estate owned	1,439	967	912
Other	—	—	46

Total nonperforming assets, net	$35,094	$8,156	$8,226

Allowances
Allowance for loan losses	$42,517	$41,192	$40,695
Allowance for tax certificate losses	3,650	3,271	3,661

Total allowances	$46,167	$44,463	$44,356

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans	172	193	203
Restructured loans	—	77	81

Total potential problem loans	$172	$270	$284

     The increase in non-performing assets primarily resulted from the transfer of a $26.6 million land acquisition and development loan to a non-accruing status effective September 30, 2006 based on information that existed prior to September 30, 2006 and became available to BankAtlantic subsequent to that date. Among other issues, BankAtlantic has been advised by the borrower that contracts for sales of land parcels were terminated by third party buyers. BankAtlantic has requested an appraisal to measure the loan impairment based on the fair value of the collateral. To date, the appraisal has not been received and the amount of the required specific reserve, if any, has not been determined. Also included in nonaccrual loans was a $635,000 increase in home equity loan balances. The increase in nonaccrual loans was partially offset by a decrease in non-accrual residential loans. Residential nonperforming loans amounted to $4.4 million at September 30, 2006, compared to $6.0 million and $5.9 million at December 31, 2005 and September 30, 2005, respectively.
     The increase in September 2006 real estate owned balances compared to December 2005 were primarily associated with tax certificate activities. Historically, BankAtlantic has profited from the sale of repossessed tax lien properties.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Other service charges and fees	$6,779	$5,824	$955	$20,354	$16,911	$3,443
Service charges on deposits	24,008	16,415	7,593	64,381	44,148	20,233
Income (loss) from real estate operations	—	1,142	(1,142)	(982)	5,038	(6,020)
Securities activities, net	—	23	(23)	457	117	340
Gain associated with debt redemption	—	—	—	1,528	—	1,528
Losses (gains) on sales of office properties and equipment, net	(3)	—	(3)	1,775	1,215	560
Other	2,925	2,314	611	8,163	6,795	1,368

Non-interest income	$33,709	$25,718	$7,991	$95,676	$74,224	$21,452

     The higher other service charges and fees during the three and nine months of 2006 reflect the substantial increase in the number of debit cards issued to new customers. BankAtlantic opened approximately 62,000 and 197,000 new deposit accounts during the three and nine months ended September 30, 2006 respectively. BankAtlantic opened 51,000 and 155,000 new accounts during the comparable 2005 periods. The ATM and check cards issued upon opening new checking and savings accounts resulted in a $1.1 million and $3.2 million increase in interchange and transaction fees during the three and nine months ended September 30, 2006 compared to the same 2005 periods. Bank card annual fee income declined slightly from 2005 during both periods as BankAtlantic waived the fee on new account openings for one year in response to increased competition.
     The higher revenues from service charges on deposits during the three and nine months ended September 30, 2006 primarily resulted from the increase in the number of checking accounts discussed above, higher frequency of overdrafts per account during the 2006 periods, a 7% increase in the overdraft fee beginning in July 2006 and a change in policy which allows additional customers to incur debit card overdrafts.
     Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a venture acquired as part of a financial institution acquisition during 2002. The 2005 periods also included a $325,000 gain from the sale of a building that formerly housed a branch which was consolidated into a nearby branch in 2003. The decrease in real estate income during the three and nine months primarily resulted from a decline in units sold at the venture. During the current quarter, the venture did not close on any units while during the same 2005 period, the venture closed on 5 units. During the nine months ended September 30, 2006, the venture closed on 9 units while during the same 2005 period the venture closed on 25 units. The real estate development loss during the 2006 nine month period reflects higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages, exacerbated by increased construction activity caused by damage throughout the area from hurricanes over the past two years. During the second quarter of 2006 we received an appraisal of the properties held in the real estate inventory. The appraisal reflected that the estimated fair value of the real estate inventory was greater than the carrying amount. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs. We anticipate that during the fourth quarter of 2006 a wholly owned subsidiary of BankAtlantic will become the managing member of the venture.
     Securities activities, net during the nine months ended September 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the corresponding 2005 periods represents the gain on sales of mortgage-backed securities available for sale.
     Gains associated with debt redemption for the 2006 nine month period were the result of gains realized on the prepayment of $75 million of FHLB advances. The advances were scheduled to mature between 2008 and 2011 and had an average rate of 4.93%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Gain on sale of properties during the nine months ended September 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site at that general location. As consideration for this surplus branch, BankAtlantic exchanged a small branch with the financial institution and recorded a gain equal to the appraised value of the branch transferred less its carrying value. Included in gain on sale of properties during the nine months ended September 30, 2005 was a $1.2 million gain on the sale of a branch and property adjacent to a branch. The bank facilities were acquired as part of a financial institution acquisition during 2002.
     The increase in other income during the three and nine months ended September 30, 2006 reflects a potential buyer’s forfeiture of a $400,000 deposit to purchase a portion of the Company’s old corporate headquarters property. Also included in other income during the three and nine months ended September 30, 2006 was $112,000 and $316,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 periods. The remaining increase in other income during the three and nine months ended September 30, 2006 reflects increased banking fees associated with a higher number of low cost deposits and increased earnings credit from a third party teller check outsourcing servicer.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Employee compensation and benefits	$37,524	$28,106	$9,418	$108,398	$82,081	$26,317
Occupancy and equipment	14,809	10,826	3,983	40,765	30,108	10,657
Advertising and promotion	8,855	5,518	3,337	24,274	16,651	7,623
Amortization of intangible assets	385	401	(16)	1,174	1,227	(53)
Cost associated with debt redemption	—	—	—	1,457	—	1,457
Professional fees	1,928	2,642	(714)	6,141	7,175	(1,034)
Impairment of office properties and equipment	—	—	—	—	3,706	(3,706)
Check losses	2,855	1,434	1,421	5,976	2,549	3,427
Other	8,855	7,795	1,060	26,593	21,805	4,788

Non-interest expense	$75,211	$56,722	$18,489	$214,778	$165,302	$49,476

     The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures geared to maintaining low cost deposit growth and the hiring of additional personnel for future store expansion and to maintain high customer service levels.
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and expansion of BankAtlantic’s branch network. During 2006, BankAtlantic began hiring branch personnel for new and anticipated store openings. During the nine months ended September 30, 2006, BankAtlantic opened seven new branches and anticipates opening an additional thirteen branches during the next six months. Branch personnel are hired several months in advance of openings. Also, BankAtlantic hired personnel to support a second call center facility that began operations during the 2006 second quarter. Additionally, during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,608 at September 30, 2006 from 2,069 at September 30, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs for the three and nine months ended September 30, 2006 was $906,000 and $2.3 million, respectively, of share-based compensation costs recorded as part of the Company’s adoption of SFAS 123R. No such costs were recorded in 2005.
     The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the expanded branch network as well as higher costs associated with extended branch hours. BankAtlantic also incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities, which includes rent expense for the opening of a second call center and BankAtlantic University. BankAtlantic also incurs higher operating costs such as real estate taxes, guard services, electric and water costs associated with the

BankAtlantic Bancorp, Inc. and Subsidiaries
expansion of the branch network and back-office facilities. As a consequence of the above growth, depreciation, building repairs, maintenance and rent expense increased from $7.1 million for the three months ended September 30, 2005 to $10.0 million for the comparable 2006 period. During the same nine month periods, depreciation, building repairs, maintenance and rent expense increased from $19.5 million in 2005 to $27.3 million in 2006. Guard service increased $555,000 during the three and nine months ended September 30, 2006 compared to the same 2005 periods.
     During the 2006 quarter, BankAtlantic opened 62,000 new low cost deposit accounts, an increase of 22% over the corresponding 2005 quarter, and during the nine months ended September 30, 2006, BankAtlantic opened 197,000 new low cost deposits accounts, representing a 27% increase over the 2005 nine month period. During this time, BankAtlantic created new marketing promotions, introduced new account opening incentives and significantly expanded its advertising campaigns to attract new low cost deposits. While new low cost deposit account growth has been favorable, management is focusing on reducing the attrition of balance levels in existing accounts, which appears to have slowed the overall growth of deposit balances.
     The cost associated with debt redemption was the result of a prepayment penalty incurred during the nine months ended September 30, 2006 upon prepayment of $384 million of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.45%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
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
     The increase in other non-interest expense during the quarter relates to an additional $160,000 in loan expense, $124,000 of fees remitted for maintaining attorney escrow accounts, $140,000 of costs associated with services provided by BFC, $206,000 of insurance premiums, and higher general operating expenses such as telephone, postage and check printing expense related to a significant increase in the number of customer accounts, branch locations, employees and the extended hours of the branch network. During the nine month period the increase in non-interest expense reflects a $275,000 increase in loan expense, a $610,000 increase in attorney escrow accounts, $430,000 of costs associated with services provided by BFC and $377,000 of insurance premiums. The remaining increase in expenses for the period resulted from higher general operating expenses.
     Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income before income taxes	$13,333	$28,345	$(15,012)	$45,986	$81,743	$(35,757)
Provision for income taxes	3,682	9,054	(5,372)	13,165	26,820	(13,655)

BankAtlantic net income	$9,651	$19,291	$(9,640)	$32,821	$54,923	$(22,102)

Effective tax rate	27.62%	31.94%	-4.32%	28.63%	32.81%	-4.18%

     The lower effective tax rate during the three and nine months ended September 30, 2006 compared to the same 2005 periods resulted from a higher percentage of tax exempt income to earnings and a lower effective state income tax rate. During the three and nine months ended September 30, 2006, tax exempt income was 28% and 25% of income before taxes,

BankAtlantic Bancorp, Inc. and Subsidiaries
respectively, compared to 13% during the same 2005 periods. The lower state income tax effective rate reflects a change in earnings from state tax jurisdictions. As a consequence, the State income tax effective tax rate declined from 2.06% during the nine months ended September 30, 2005 to 0.90% during the same 2006 period.
Ryan Beck Holdings, Inc. Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Net interest income:
Broker dealer interest and dividends	$3,856	$3,756	$100	$12,085	$10,192	$1,893
Interest expense	(1,436)	(819)	(617)	(4,571)	(2,289)	(2,282)

Net interest income	2,420	2,937	(517)	7,514	7,903	(389)

Non-interest income:
Principal transactions	19,976	22,894	(2,918)	68,064	79,386	(11,322)
Investment banking	2,921	3,741	(820)	9,940	41,017	(31,077)
Commissions	19,194	21,390	(2,196)	63,990	61,183	2,807
Other	3,114	2,343	771	9,154	7,383	1,771

Non-interest income	45,205	50,368	(5,163)	151,148	188,969	(37,821)

Non-interest expense:
Employee compensation and benefits	40,943	39,358	1,585	127,731	127,561	170
Occupancy and equipment	4,369	4,025	344	12,167	11,929	238
Advertising and promotion	1,479	1,072	407	4,372	4,085	287
Professional fees	2,888	1,411	1,477	6,744	4,419	2,325
Communications	3,472	3,371	101	11,356	10,084	1,272
Floor broker and and clearing fees	1,823	2,305	(482)	6,684	6,685	(1)
Other	1,602	1,604	(2)	5,229	5,376	(147)
Minority interest - hedge fund	(1,004)	—	(1,004)	(627)	—	(627)

Non-interest expense	55,572	53,146	2,426	173,656	170,139	3,517

Income (loss) before income taxes	(7,947)	159	(8,106)	(14,994)	26,733	(41,727)
Income taxes	(3,105)	(264)	(2,841)	(6,220)	10,749	(16,969)

Net (loss) income	$(4,842)	$423	$(5,265)	$(8,774)	$15,984	$(24,758)

For the Three and Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Ryan Beck recorded a loss of $4.8 million and $8.8 million for the three and nine months ended September 30, 2006, respectively, compared to a profit of $0.4 million and $16.0 million for the same 2005 periods. The 2006 net loss primarily resulted from lower revenues from investment banking and principal transactions activities, as well as increased compensation costs and direct expenses associated with the expansion in late 2005 and 2006 of investment banking and capital markets activities, including expansion of municipal finance and trading areas. Net income for the nine months ended September 30, 2005 was impacted significantly from one large investment banking transaction which contributed significant investment banking fees, principal transactions fees and commissions. Net interest income decreased 18% and 5% for the three and nine months ended September 30, 2006, compared to the same 2005 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $239 million of customer margin debit balances. Principal transactions revenue decreased by 13% and 14% compared to the same three and nine month periods in 2005, respectively. The decrease for the nine months was primarily due to a decrease in equity gross sales credits associated with the large investment banking transaction mentioned above. This decrease for the three months was a result of decreased equity trading and gross sales credit revenues. This decrease was partially offset by an increase in fixed income trading gains during the three and nine months ended September 30, 2006.
     Investment banking revenue decreased by 22% and 76% compared to the same three and nine month periods ended September 30, 2005. The decrease for the nine months resulted principally from the large underwriting transaction which

BankAtlantic Bancorp, Inc. and Subsidiaries
occurred in the second quarter of 2005. The decrease for the three month period was a result of decreased deal activity in the sectors where Ryan Beck does business.
     Commission revenue deceased by 10% for the three month period as a result of a decrease in equity commission revenue, and increased 5% from the nine months ended September 30, 2005. The increase for the nine month period was primarily attributable to increased equity transactions, insurance commissions and managed money fee revenues.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits increased by 4% for the three month period and remained flat from the same nine month period of 2005. The increase for the three month period was due primarily to increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion. For the nine month period ended September 30, 2006, there was a decrease in incentive compensation and commission expense as a result of the decreased investment banking revenue in 2006 versus 2005 as well as an overall lack of profitability. This decrease was partially offset by increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion.
     Advertising and market development increased 38% and 7% from the same three and nine month periods of 2005, mainly due to increased travel and entertainment expenses associated with the expansion of Ryan Beck’s capital markets business. These increases were partially offset by lower advertising expenses in 2006 due to the completion of Ryan Beck’s advertising campaign which ran through the second quarter of 2005.
     Professional fees increased 105% and 53% from the same three and nine month periods of 2005. The increase was primarily due to the expensing of offering costs associated with the postponed Ryan Beck initial public offering as well as an increase in legal expenses and settlement reserves. As a consequence of this decision to postpone the offering, $860,000 of offering costs were expensed during the third quarter of 2006.
     Communications increased 3% and 13% from the same three and nine month periods of 2005. This increase was primarily due to the addition of offices and the increase in capital markets personnel in 2006.
     Floor brokerage, exchange and clearing fees decreased 21% for the three month period and remained flat from the same nine month period of 2005. The change for the three and nine month period was primarily attributed to a new clearing arrangement effective May 1, 2006, offset by a 29% and 13% increase in tickets processed, respectively.
     Minority interest – hedge fund represents losses in a hedge fund limited partnership that were allocated to investors for the three and nine months periods ended September 30, 2006.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Net interest income:
Interest and dividend income	$598	$471	$127	$1,857	$1,762	$95
Interest expense	(5,716)	(4,929)	(787)	(16,391)	(14,269)	(2,122)

Net interest expense	(5,118)	(4,458)	(660)	(14,534)	(12,507)	(2,027)

Non-interest income:
Income from unconsolidated subsidiaries	266	142	124	1,364	410	954
Securities activities, net	2,243	158	2,085	7,156	256	6,900
Other	—	150	(150)	4	658	(654)

Non-interest income	2,509	450	2,059	8,524	1,324	7,200

Non-interest expense:
Employee compensation and benefits	1,107	991	116	3,655	2,999	656
Professional fees	212	186	26	582	1,151	(569)
Other	291	171	120	1,152	661	491

Non-interest expense	1,610	1,348	262	5,389	4,811	578

Loss before income taxes	(4,219)	(5,356)	1,137	(11,399)	(15,994)	4,595
Income taxes	(1,748)	(1,902)	154	(4,524)	(5,762)	1,238

Net loss	$(2,471)	$(3,454)	$983	$(6,875)	$(10,232)	$3,357

     For the three months ended September 30, 2006, interest and dividend income consisted of $559,000 of interest and dividends on managed fund investments, and $40,000 of interest income associated with a repurchase agreement account at BankAtlantic. For the nine months ended September 30, 2006, interest and dividend income consisted of $1.7 million of interest and dividends on managed fund investments, and $177,000 of interest income associated with a BankAtlantic repurchase agreement account.
     For the three months ended September 30, 2005, interest and dividend income consisted of $428,000 of interest and dividends on managed fund investments, and $43,000 of interest income associated with a BankAtlantic repurchase agreement account. For the nine months ended September 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $560,000, interest and dividends from managed funds of $1.1 million, and interest income associated with a BankAtlantic repurchase agreement account of $102,000.
     Interest expense increased during the three and nine months of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures and other borrowings average balances were $263 million during the three and nine months ended September 30, 2006 and 2005, of which $128.9 million accrue interest at floating rates.
     Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2006 represented $161,000 and $467,000, respectively, of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities financings and $105,000 and $897,000, respectively, of equity earnings from rental real estate joint ventures.
     Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2005 represents equity earnings from trusts formed to issue trust preferred securities.
     Securities activities during the three and nine months ended September 30, 2006 primarily represent gains from managed funds. During the 2006 three and nine month periods, the Parent Company sold $13.4 million and $53.7 million, respectively, of equity securities from its portfolio for gains as shown on the above table. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. The gains on the securities partially offset higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Other income during the three and nine months ended September 30, 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and are reflected in other expenses.
     The Company’s compensation expense during the three and nine months ended September 30, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $288,000 and $713,000, respectively, of share-based compensation costs for the three and nine months ended September 30, 2006.
     The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel as well as additional payroll taxes from the exercise of stock options. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
     The increase in professional fees during the 2006 third quarter compared to the same 2005 period resulted from attorney fees associated with the proposed Ryan Beck initial public offering. The reduction in professional fees during the nine months ended September 30, 2006 resulted from costs incurred by the Company related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
     The increase in other expenses during the three and nine months ended September 30, 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at September 30, 2006 were $6.6 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to September 30, 2006 are summarized below:
•	Decline in cash and due from deposit institutions from lower cash letter balances associated with an increased frequency of inter-day clearings from check image processing;

•	Increase in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances due to purchases of tax certificates at annual auctions;

•	Increased investment in FHLB stock related to additional FHLB advance borrowings;

•	Slight increase in loans receivable balances associated with recent residential loan purchases and growth in home equity, small business and corporate loan portfolios partially offset by lower commercial real estate loan balances;

•	Lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending, and $112 million of participations sold being treated as loan sales during 2006 instead of secured borrowings at December 31, 2005 as a result of amendments of the applicable participation agreements;

•	Increase in residential loans held for sale associated with a program to originate loans with a commitment to sell the loans to a correspondent;

•	Increase in accrued interest receivable resulting from higher rates on earning assets during the period;

•	Increase in real estate held for development resulting from an increase in real estate inventory at a real estate joint venture;

•	Increase in investment in unconsolidated subsidiaries associated with $5.5 million of investments in two rental real estate joint ventures partially offset by a distribution from another investment in a rental real estate joint venture originated during 2005;

•	Increase in due from clearing agent associated with Ryan Beck trading activities; and

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives.
          The Company’s total liabilities at September 30, 2006 and December 31, 2005 were $6.0 billion. The changes in components of total liabilities from December 31, 2005 to September 30, 2006 are summarized below:
•	Lower deposit account balances resulting from a significant decline in money market account balances associated with higher short term interest rates partially offset by growth in low-cost deposits and certificates of deposit;

•	Increase in FHLB advances to fund asset growth, deposit run-off and repayments of short-term borrowings;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to amend participation agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Decline in notes payable resulting from the repayment of construction loans to an unrelated financial institution at a real estate joint venture that is consolidated in the Company’s financial statements;

•	Increase in due to clearing agent and securities sold but not yet purchased associated with Ryan Beck’s trading activities; and

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the anti-money laundering and bank secrecy act regulatory compliance matters based on payment of that amount.
          Stockholders’ equity at September 30, 2006 was $524.5 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $17.2 million, a $9.5 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $3.7 million increase in additional paid-in-capital associated with the expensing of share-based compensation and a $104,000 change in accumulated other comprehensive loss, net of income tax benefits. The above increases in stockholders’ equity were partially offset by a $7.8 million reduction in additional paid in capital for the purchase and retirement of Class A common stock, $7.2 million of common stock dividends and a $7.3 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the exercise price associated with the exercise of Class A stock options and the related payment of withholding taxes.

BankAtlantic Bancorp, Inc. and Subsidiaries
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $10.0 million. During the nine months ended September 30, 2006, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. Share repurchases will be based on market conditions and our liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the nine months ended September 30, 2006, the Company repurchased and retired 559,700 shares of Class A common stock at an aggregate purchase price of $7.8 million.
     The Company has previously disclosed that it would like to monetize a portion of the Company’s investment in Ryan Beck. To that end, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission in April 2006 for an initial public offering of shares of its Class A Common Stock. The Company has postponed the Ryan Beck initial public offering indefinitely due to both current equity market conditions and Ryan Beck’s recent financial performance. The Company will continue to seek to monetize a portion of its investment in Ryan Beck.
     Ryan Beck did not pay any dividends to the Company during 2005, and based on Ryan Beck’s financial performance it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
     The Company has invested $84.1 million in equity securities through a third party money manager. The equity securities had a fair value of $89.4 million as of September 30, 2006. It is anticipated that these funds will be invested in this manner until such time as the funds may be needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. Effective September 30, 2006, the debt service coverage covenant was modified and the Company was in compliance with all covenants contained in the facilities. The Company had no outstanding borrowings under these credit facilities at September 30, 2006.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its

BankAtlantic Bancorp, Inc. and Subsidiaries
FHLB line of credit to borrow $1.7 billion as of September 30, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $711.0 million at September 30, 2006. BankAtlantic has established lines of credit for up to $527.9 million with other banks to purchase federal funds of which $45.6 million was outstanding as of September 30, 2006. BankAtlantic has also established a $5.7 million advance commitment with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2006, $5.8 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At September 30, 2006, BankAtlantic had $10.0 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2006 were $271 million and $48 million, respectively, compared to $404.6 million and $8.8 million, respectively, at September 30, 2005. Additionally, BankAtlantic had no commitments to purchase mortgage-backed securities.
     At September 30, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $129.7 million pledged against securities sold under agreements to repurchase, $26.4 million pledged against public deposits, $50.1 million pledged against the Federal Reserve Treasury Investment Program, and $6.9 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 11 branches during the past 21 months. At September 30, 2006, BankAtlantic had $8.4 million of commitments to purchase land for branch expansion. BankAtlantic has entered into various operating leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open 3 additional branches during the fourth quarter of 2006 at an estimated cost of $6.3 million. BankAtlantic has announced that it intends to open up to 26 branches during 2007. The estimated capital expenditures required in connection with the 2007 branch expansion are expected to be approximately $87.0 million. BankAtlantic anticipates funding this branch expansion through capital contributions from BankAtlantic Bancorp and earnings.
     At September 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2006:
Total risk-based capital	$526,738	12.02%	8.00%	10.00%
Tier 1 risk-based capital	$458,741	10.47%	4.00%	6.00%
Tangible capital	$458,741	7.54%	1.50%	1.50%
Core capital	$458,741	7.54%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
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

BankAtlantic Bancorp, Inc. and Subsidiaries
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the nine months ended September 30, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the acquisition of certain assets of Gruntal & Co. in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The promissory note was repaid in full in June 2006.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $20.0 million, which was $19.0 million in excess of its required net capital of $1.0 million at September 30, 2006.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2006.
Consolidated Off Balance Sheet Arrangements — Contractual Obligations

(in thousands)	Payments Due by Period (1)(2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$874,956	$778,922	$83,803	$12,165	$66
Long-term debt	293,458	—	—	—	293,458
Advances from FHLB	1,687,062	1,640,062	15,000	32,000	—
Operating lease obligations	128,488	19,413	33,974	21,197	53,904
Pension obligation	12,114	913	2,157	2,760	6,284
Other obligations	43,025	20,525	5,400	5,900	11,200
Securities sold but not yet purchased	68,820	68,820	—	—	—

Total contractual cash obligations	$3,107,923	$2,528,655	$140,334	$74,022	$364,912

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
BankAtlantic Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of September 30, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$123,413	161,980	126,583	262,685	674,661
Hybrids ARM less than 5 years	166,324	113,970	43,083	—	323,377
Hybrids ARM more than 5 years	260,290	306,946	285,703	328,327	1,181,266
Commercial loans	1,450,791	102,701	78,391	22,865	1,654,748
Small business loans	173,059	73,267	16,487	9,927	272,740
Consumer	537,779	5,419	12,683	18,059	573,940

Total loans	2,711,656	764,283	562,930	641,863	4,680,732

Investment securities
Tax exempt securities	661	6,279	29,433	360,711	397,084
Taxable investment securities	248,289	84,230	66,026	66,860	465,405
Tax certificates	191,760	—	—	—	191,760

Total investment securities	440,710	90,509	95,459	427,571	1,054,249

Total interest earning assets	3,152,366	854,792	658,389	1,069,434	5,734,981

Total non-earning assets	—	—	—	447,484	447,484

Total assets	$3,152,366	854,792	658,389	1,516,918	6,182,465

Total interest bearing liabilities	$3,408,303	367,769	268,407	1,502,100	5,546,579
Non-interest bearing liabilities	—	—	—	635,886	635,886

Total non-interest bearing liabilities and equity	$3,408,303	367,769	268,407	2,137,986	6,182,465

GAP (repricing difference)	$(255,937)	487,023	389,982	(432,666)
Cumulative GAP	$(255,937)	231,086	621,068	188,402
Repricing Percentage	-4.14%	7.88%	6.31%	-7.00%

Cumulative Percentage	-4.14%	3.74%	10.05%	3.05%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting it to significant interest rate risk because its assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     BankAtlantic has developed a model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on net interest income over a 12 month period.

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
          Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing the Company’s model:

As of September 30, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$242,942	-4.93%
+100 bp	$252,012	-1.38%
0	$255,537	0.00%
-100 bp	$257,200	0.65%
-200 bp	$253,410	-0.83%
          Our tax equivalent net interest margin improved to 4.08% during the nine months ended September 30, 2006 from 3.81% in the comparable 2005 period. The improvement is primarily attributable to utilizing funds from an increase in low cost deposits to pay short term borrowings and limiting residential loan and investment securities growth. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, we believe that growth in low cost deposits will improve the margin. However, if low cost deposit growth remains at current levels in subsequent periods BankAtlantic’s margin may not improve.

BankAtlantic Bancorp, Inc. and Subsidiaries
Equity Price Risk
     We also maintain a portfolio of equity securities in our Parent Company that subjects us to equity pricing risks which would arise as the values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at September 30, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$113,544	$18,924
10%	$104,082	$9,462
0%	$94,620	$—
-10%	$85,158	$(9,462)
-20%	$75,696	$(18,924)
     Excluded from the above table is $1.5 million of investments in private companies and a $5.0 million investment in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant uncertainty.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the nine months ended September 30, 2006 (in thousands):

	High	Low	Average

VaR	$416	88	205
Aggregate Long Value	$206,399	83,886	141,048
Aggregate Short Value	$145,920	32,406	72,583

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

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Per Share	or Programs (2)	Programs
July 1, 2006 through July 31, 2006	185,500	$13.45	185,500	5,564,500
August 1, 2006 through August 31, 2006	124,200	13.70	124,200	5,440,300
September 1, 2006 through September 30, 2006 (1)	15,880	14.07	—	—

Total	325,580	$13.58	309,700	5,440,300

1.	During September 2006, 15,880 shares of the Company’s Class A common stock were redeemed by the Company as consideration for the payment of the exercise price and minimum withholding taxes of stock options exercised during the period.

2.	On May 3, 2006, the Company announced that its Board of Directors had approved the repurchase of up to 6 million shares of Class A common stock through a share repurchase program. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

Date November 8, 2006	By:	/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer/Chairman/President

Date November 8, 2006	By:	/s/ James A. White
James A. White
Executive Vice President, Chief Financial Officer