Form 10-K
period 2006-12-31
BANKATLANTIC BANCORP INC
filed 2007-03-01
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting common equity held by non-affiliates was $665 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2006.
     The number of shares of Registrant’s Class A Common Stock outstanding on February 12, 2007 was 56,221,873. The number of shares of Registrant’s Class B Common Stock outstanding on February 12, 2007 was 4,876,124.
     Portions of the 2006 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I
ITEM I. BUSINESS
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans of changes in the real estate markets in our trade area and where our collateral is located; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expenses discipline initiatives; BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to the merger of Ryan Beck Holdings, Inc., into Stifel Financial Corp. (“Stifel”) which are subject to a number of risks and uncertainties, which include that the value of the shares of Stifel’s common stock and, if received the warrants to purchase shares of Stifel’s common stock, will vary over time. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this report. The Company cautions that the foregoing factors are not exclusive.
The Company
     We are a Florida-based financial services holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing consumer and commercial banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 29 to the Company’s consolidated financial statements.
     In January 2007, we entered into an agreement (“merger agreement”) with Stifel to sell our entire interest in Ryan Beck Holdings, Inc. in exchange for shares of Stifel’s common stock and if approved by Stifel shareholders warrants to purchase shares of Stifel’s common stock (if not approved $20 million in lieu of the warrants). Stifel may substitute cash for up to 150,000 shares of Stifel common stock. As a consequence of the sale of Ryan Beck to Stifel, which was consummated on February 28, 2007, the results of Ryan Beck are presented as discontinued operations in our financial statements.
     Our Internet website address is www.bankatlanticbancorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into, and are not part of this Annual Report on Form 10-K.
     As of December 31, 2006, we had total consolidated assets of approximately $6.5 billion and stockholders’ equity of approximately $525 million.
BankAtlantic
     BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of more than 90 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm

Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas. During the fourth quarter of 2006, BankAtlantic announced its store expansion into the Orlando, Florida area with the expectation of opening four stores in Orlando during 2007. In January 2007, BankAtlantic opened its first two Orlando stores.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits (core deposits) from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans,

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its core deposit accounts. BankAtlantic defines its core deposits as its demand deposit accounts, NOW checking accounts and savings accounts.

•	Increasing Core Deposits. From April, 2002, when the “Florida’s Most Convenient Bank” initiative was launched, to December 31, 2006, BankAtlantic’s core deposits increased 272% from approximately $600 million to approximately $2.2 billion. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2006, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its core deposits through sales and marketing efforts, new product offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative. The growth of core deposits has slowed since the first quarter of 2006 due primarily to higher short term interest rates, the slow down in the residential real estate market in Florida and increased competition.

•	Growing the Loan Portfolio by Concentrating on Areas of Lending Expertise. BankAtlantic is focused on growth of its commercial and retail banking business with an emphasis on generating commercial real estate, small business, and consumer loans. BankAtlantic has historically been successful in these lending areas as a result of several key factors, including disciplined underwriting and knowledge in its markets. Loan balances and total earning assets are down from mid -2005 levels primarily as a consequence of a decision to limit earning asset growth and the slow-down in the commercial real estate construction market. BankAtlantic plans to continue to limit its earning asset growth based on the current flat to inverted yield curve environment and to maintain disciplined underwriting standards in the increasingly challenging market. BankAtlantic intends to continue to limit activities in credit card, international, non-mortgage syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic has plans to grow its retail network internally, through a branding initiative and de novo expansion, and may also seek to grow externally through acquisitions which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively fast growing and high deposit level markets within Florida. BankAtlantic has opened 17 new stores from January 1, 2005 to December 31, 2006 and we currently anticipate continuing our aggressive store opening initiatives in 2007.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place strong underwriting standards and has instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing BankAtlantic to unnecessary credit risk. However, the real estate market in Florida is currently experiencing a slow down and there is no assurance that the credit quality of our assets will not be adversely impacted.
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
     Additionally, BankAtlantic sells participations in commercial real estate loans that it originates and administers the loan and provides to participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations reduces its exposure on individual projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. BankAtlantic also purchases commercial real estate loan participations from other financial institutions.
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
     Small Business: BankAtlantic makes small business loans to companies located primarily in its retail trade area. BankAtlantic retail trade area consists of markets located in BankAtlantic’s store network areas. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.
     Commercial Business: BankAtlantic makes commercial business loans generally to medium size companies in Florida (BankAtlantic’s trade area). It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.
     Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans. BankAtlantic attempts to manage this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines.
     BankAtlantic originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are primarily made to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral.
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
     The composition of the loan portfolio was (in millions):

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,159	46.99	2,043	44.20	2,066	45.35	1,344	37.00	1,378	40.30%
Home Equity	562	12.23	514	11.12	457	10.03	334	9.19	262	7.65
Construction and development	860	18.72	1,340	28.99	1,454	31.92	1,345	37.05	1,266	37.00
Commercial	1,063	23.13	1,060	22.93	1,075	23.61	1,064	29.30	755	22.09
Small business	187	4.07	152	3.29	124	2.72	108	2.97	94	2.76
Loans to Levitt Corporation	—	0.00	—	0.00	9	0.19	18	0.50	—	—
Other loans:
Commercial business	157	3.41	88	1.90	93	2.06	116	3.20	153	4.48
Small business — non-mortgage	98	2.13	83	1.80	67	1.46	52	1.43	49	1.45
Consumer	26	0.57	27	0.59	18	0.41	22	0.60	25	0.73
Residential loans held for sale	9	0.20	3	0.07	5	0.10	2	0.06	—	—

Total	5,121	111.45	5,310	114.89	5,368	117.85	4,405	121.30	3,982	116.46

Adjustments:
Undisbursed portion of loans in process	483	10.51	649	14.04	768	16.86	728	20.05	512	14.97
Unearned discounts (premiums)	(1)	-0.02	(2)	-0.04	(1)	(0.02)	—	(0.01)	3	0.09
Allowance for loan losses	44	0.96	41	0.89	46	1.01	46	1.26	48	1.40

Total loans receivable, net	$4,595	100.00	4,622	100.00	4,555	100.00	3,631	100.00	3,419	100.00%

     In addition to its lending activities, BankAtlantic also invests in securities as described below:
     Securities Available for Sale: BankAtlantic invests in obligations of the U.S. government or its agencies, such as mortgage-backed securities, real estate mortgage investment conduits (REMICs) and tax exempt municipal bonds, which are accounted for as securities available for sale. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
     Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2006 consisted of tax exempt municipal bonds. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.
     Derivative Investments: BankAtlantic, based on market conditions, writes call options on recently purchased agency securities (“covered call”). Management believes that this periodic investment strategy will result in the generation of non-interest income or an acquisition of agency securities to replenish agency repayments at a more advantageous acquisition price.

     The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.				Corporate
	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	and		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2006
Maturity: (1)
One year or less	$—	$195,391	$—	$996	$—	$196,387	8.76%
After one through five years	—	—	12,638	106	675	13,419	5.68
After five through ten years	—	—	184,463	1,982	—	186,445	5.64
After ten years	—	—	200,143	358,666	—	558,809	5.46

Fair values (2)	$—	$195,391	$397,244	$361,750	$675	$955,060	6.17%

Amortized cost (2)	$—	$195,391	$397,469	$365,565	$685	$959,110	6.05%

Weighted average yield based on fair values	—%	8.78%	6.00%	4.96%	5.18%	6.17%
Weighted average maturity (yrs)	—	1.0	14.84	25.59	2.22	16.11

December 31, 2005
Fair values (2)	$1,000	$163,726	$388,566	$381,540	$585	$935,417	5.45%

Amortized cost (2)	$998	$163,726	$392,130	$387,178	$585	$944,617	5.20%

December 31, 2004
Fair values (2)	$—	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$—	$166,731	$332,024	$498,504	$585	$997,844	5.50%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $88.6, $95.1 million, and $50.7 million and a fair value of $99.9 million, $103.2 million, and $53.7 million, at December 31, 2006, 2005 and 2004, respectively, were excluded from the above table. At December 31, 2006, equities held by BankAtlantic with a cost of $750,000 and a fair value of $765,000 was excluded from the above table.
     A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2006 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$195,391	$—	$—	$195,391
Investment securities:
Cost equals market	—	—	—	—
Market over cost	139,887	962	—	140,849
Cost over market	60,295	—	338	59,957
Securities available for sale:
Investment securities:
Cost equals market	235	—	—	235
Market over cost	87,481	837	—	88,318
Cost over market	111,006		1,681	109,325
Mortgage-backed securities :
Market over cost	147,646	1,366	—	149,012
Cost over market	217,919	—	5,181	212,738

Total	$959,860	$3,165	$7,200	$955,825

1)	The above table excludes Parent Company equity securities with a cost of $88.6 million and a fair value of $99.9 million at December 31, 2006.

     Commencing in September 2006, BankAtlantic has also invested in rental real estate and lending joint ventures whereby the joint venture partner is the managing partner. We account for these joint ventures under the equity method of accounting.
     Income-Producing Real Estate Joint Venture Investments: These joint ventures acquire income-producing real estate properties that generally do not require extensive management with the strategy of re-selling the properties in a relatively short period of time, generally within one year. BankAtlantic has invested $7.2 million in these joint ventures as of December 31, 2006 and anticipates aggregate joint venture investments will not exceed $20 million.
     Lending Joint Venture: We have invested in a joint venture involved in the factoring of accounts receivable. At this time, BankAtlantic does not anticipate funding in excess of $5 million into this venture.
     BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
     Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected stores, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to attract new customers. While these lead products have produced solid results over the years, we may change these offerings to remain competitive. See note 11 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
     Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note 12 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
     Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, treasury tax and loan borrowings and federal funds.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program whereby the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of mortgage-backed bond and subordinated debentures. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding

     BankAtlantic’s other borrowings.
Parent Company
     The Parent Company (“Parent”) operations are limited and primarily include the financing of the capital needs of its subsidiaries and management of its subsidiaries and other investments. The Parent’s activities include executive management services, risk management and investor relations. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide human resources, insurance management and investor relations services to the Parent and its subsidiaries and affiliates. The Parent obtains its funds from dividends from its subsidiaries, issuances of equity and debt securities, and returns on portfolio investments, as well as borrowings from unrelated financial institutions. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of its debt is indexed to floating rates. As a consequence of the merger of Ryan Beck into Stifel the Parent’s equity investments now includes a large concentration in Stifel equity securities. While we have no immediate plans to sell Stifel stock and will hold unregistered securities for periods of time, we anticipate gradually reducing our Stifel investment and using the proceeds for general corporate purposes, including to support future growth of BankAtlantic and to make additional investments.
     A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Equity securities (2)	$82,134	$9,554	$—	$91,688
Investment securities:
Investment securities (1)	6,500	1,714	—	8,214

Total	$88,634	$11,268	$—	$99,902

	December 31, 2005
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$6,229	$—	$21	$6,208
Equity securities	82,113	7,307	—	89,420
Investment securities:
Investment securities (1)	6,800	793	—	7,593

Total	$95,142	$8,100	$21	$103,221

(1)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(2)	The table excludes the equity securities of Stifel received as a result of the merger of Ryan Beck into Stifel because the transaction closed in February 2007.

Employees
     Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
     The Company’s number of employees at the indicated dates was:

	December 31, 2006		December 31, 2005
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	8	—	18	—
BankAtlantic	2,425	386	1,882	390

Total	2,433	386	1,900	390

Competition
     The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility than we have. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
     We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.
     We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds, reduce our net interest margin and adversely affect our ability to generate the funds necessary for our lending operations.
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
     In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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
BankAtlantic
     BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
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
     BankAtlantic may also establish service corporations to engage in activities not otherwise permissible for BankAtlantic, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by BankAtlantic to meet certain rating criteria and that limit BankAtlantic’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2006, BankAtlantic’s limit on loans to one borrower was approximately $84.8 million. At December 31, 2006, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $47.7 million and the second largest borrower had an aggregate balance of approximately $45.0 million.
     QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2006, BankAtlantic maintained approximately 71% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2006 and, therefore, was a QTL.
     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:
o	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

o	for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and
•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.
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
     At December 31, 2006, BankAtlantic exceeded all applicable regulatory capital requirements. See note #20 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
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
     These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2006 was approximately $959,000.
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
     Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, or the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings bank fails to meet any standard established by the Guidelines, then the OTS may require the savings bank to submit to the OTS an acceptable plan to achieve compliance. If a savings bank fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
     Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings bank and the nature and scope of its real estate lending activities.
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

     Until December 31, 2006, the FDIC had assigned each savings institution to one of three capital categories based on the savings institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the assessment period. The FDIC had also assigned each savings institution to one of three supervisory subcategories within each capital category based upon a supervisory evaluation provided to the FDIC by the savings institution’s primary federal regulator and information that the FDIC determined to be relevant to the savings institution’s financial condition and the risk posed to the previously existing deposit insurance funds. A savings institution’s deposit insurance assessment rate depended on the capital category and supervisory subcategory to which it was assigned. Insurance assessment rates ranged from 0.00% of deposits for a savings institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for a savings institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).
     In an effort to improve the federal deposit insurance system, on January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors.
     As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. Insurance assessment rates now range from 0.05% of deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 0.43% of deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).
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
     Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of approximately $80.2 million. During the year ended December 31, 2006, the FHLB of Atlanta paid dividends of approximately $4.0 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
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
     Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations and the bank entered into agreements regarding its ongoing compliances and was required to pay fines associated with its past deficiencies (see “Risk Factors” “Management Discussion and Analysis of Results of Operation and Financial Condition — BankAtlantic Liquidity and Capital Resources”).
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

ITEM 1A. RISK FACTORS
BankAtlantic
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
     The current level of short term interest rates is approximately equal to longer term rates. This is referred to as a “flat yield curve.” This situation has existed for some time extending back to 2005. BankAtlantic’s net interest income is largely derived from a combination of two factors: the level of core deposits, such as demand savings and NOW deposits, and the ability of banks to raise short term deposits and other borrowings and invest them at longer maturities. The current flat yield curve has significantly impacted the ability of BankAtlantic to profitably raise short term funds for longer term investment as the interest rate spread between short term and long term maturities is negligible. The future pattern of interest rates, including the relationship between short term and long term rates, will determine our ability to improve net interest income.

BankAtlantic’s “Florida’s Most Convenient Bank” initiative has resulted in higher operating expenses, which has had an adverse impact on our earnings.
     BankAtlantic’s “Florida’s Most Convenient Bank” initiative and its associated expanded operations have required it to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures and take steps to enhance and expand its operational and management information systems. Employee compensation, occupancy and advertising expenses have significantly increased since the inception, during 2002, of the initiative from $78.9 million during 2001 to $182.0 million during 2005 and $238.0 million during 2006. Additionally, BankAtlantic has renovated the interior of most of its existing stores and has committed to a program to expand its store network. During the two years ended December 31, 2006, BankAtlantic opened 17 new stores and anticipates accelerating the pace of store openings in future periods.
     As a result of these growth initiatives, BankAtlantic has incurred and will continue to incur increased operating expenses, which occur in advance of any anticipated benefit resulting from these expenses. In the event that the “Florida’s Most Convenient Bank” initiative does not produce the results anticipated, BankAtlantic’s increased operating expenses will not be adequately offset by the benefits of the initiative and our earnings will continue to be adversely impacted. Additionally, if our growth initiatives do not produce results which justify these increases in operating expenses, we may be forced to reduce expenses which could result in additional charges and costs.
     Further, while management is currently undertaking a review of all non-interest expenses, including marketing expenses which increased significantly in 2006 with a view of reducing expenses not directly associated with new stores or customer service. There is no assurance that BankAtlantic will be successful in its efforts to reduce expenses.
BankAtlantic’s loan portfolio is concentrated in real estate lending.
     The national real estate market is showing signs of a slow down, particularly in areas that have seen significant growth, including Florida and California. Our loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (Florida). We have exposure to credit losses that may arise from this concentration in what many believe is a softening real estate sector. Included in the commercial real estate loans are approximately $389 million of land development loans, which are susceptible to extended maturities or borrower default due to a slow-down in Florida construction activity, and $95.1 million of development loans for low and mid-rise condominium projects in Florida, where there is an increasing supply of new construction in the face of falling demand.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
     BankAtlantic’s core deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in customer behavior as well as increased competition from other financial institutions could result in declines in core deposit accounts or in overdraft frequency resulting in a decline in service charge income. Additionally, any future changes in banking regulations may impact this revenue source. Any of such changes could have a material adverse effect on BankAtlantic’s results.
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
     The majority of BankAtlantic’s loan portfolio consists of loans secured by real estate. BankAtlantic’s loan portfolio included $2.2 billion of loans secured by residential real estate and $1.4 billion of commercial real estate, construction and development loans at December 31, 2006. At December 31, 2006, BankAtlantic’s commercial real estate, construction and development loans, which are concentrated mainly in Florida, represented approximately 37.6% of its loan portfolio. The real estate market in Florida is currently exhibiting signs of weakness. If real estate values in Florida were to decline, the credit quality of BankAtlantic’s loan portfolio and its earnings could be adversely impacted. Real estate values are affected by various factors, including changes in general and/or regional economic conditions, governmental rules and policies and natural disasters such as hurricanes.
     BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented an aggregate outstanding balance of $532 million as of December 31, 2006. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s interest-only residential loans exposes it to greater credit risks.
     Approximately 50% of our residential loan portfolio consists of interest-only loans. These loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal amount commence. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. It is anticipated that it will be difficult for borrowers to refinance residential loans in markets where real estate values have declined.
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
     BankAtlantic’s business, the location of its stores and the real estate collateralizing its commercial real estate loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida or adverse changes in laws and regulations in Florida would have a negative impact on our revenues and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, growth, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to expand its business.
Regulatory Compliance.
     The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that a failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments, depending upon the type of violation and various other factors. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”.
BankAtlantic has entered into a deferred prosecution agreement with the Department of Justice and a Cease and Desist Order with the OTS regarding its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act.
     In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice relating to past deficiencies in BankAtlantic’s compliance with the Bank Secrecy Act and anti-money laundering laws. Under the Department of Justice agreement, BankAtlantic agreed to the filing of one-count information charging it with failing to establish an adequate anti-money laundering compliance program in accordance with the Bank Secrecy Act. BankAtlantic simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice has agreed to take no further action against BankAtlantic in connection with this matter, the court will dismiss the information, and the deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order. If the federal agencies deem BankAtlantic not in compliance with its obligations under the deferred prosecution agreement or the cease and desist order BankAtlantic may not be able to obtain regulatory approvals necessary to proceed with certain aspects of its business plan, including its store expansion and other acquisition plans, and its ability to pay dividends, could be adversely affected by a cease and desist order or any other actions taken by regulators or other federal agencies.
Parent Company
We are controlled by BFC Financial Corporation and its control position may adversely affect the market price of our Class A common stock.
     As of December 31, 2006, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 55% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. BFC is in a position to control the Company and elect the Company’s Board of Directors. As a consequence, BFC has the voting power to significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.
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
     Additionally, although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty (30) days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited treatment institution are possible but require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution.
     At December 31, 2006, BankAtlantic had approximately $263.3 million of indebtedness outstanding at the holding company level with maturities in 2032 and 2033. The aggregate annual interest expense on this indebtedness is approximately $21.1 million. During 2006, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, exceeded the amount of dividends it receives from its subsidiaries.
Our activities and our subsidiary’s activities are subject to regulatory requirements that could have a material adverse effect on our business.
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
     We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. At December 31, 2006 we had equity securities with a book value of approximately $82 million. See “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, in connection with the merger of Ryan Beck with Stifel in February 2007, we received approximately 2,375,000 shares of Stifel common stock, cash consideration of $1.9 million and we anticipate receiving warrants to acquire approximately 480,000 shares of Stifel common stock upon Stifel shareholder approval. Stifel had approximately 12,400,000 shares of common stock outstanding at the acquisition date, excluding the shares of common stock issued to us at the closing of the Ryan Beck acquisition. In addition to limitations imposed by federal securities laws, we are subject to contractual restrictions which limit the number of Stifel shares that we are permitted to sell during the 18 month period following the merger. Even after these restrictions lapse, the trading market for Stifel shares may not be liquid enough to permit us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all.
     The repayment of our subordinated debentures is dependent on the ability of our subsidiaries to pay dividends to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     The Company’s and BankAtlantic’s principal and executive offices are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309.
     The following table sets forth owned and leased store offices by region at December 31, 2006:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Owned full-service stores	7	10	24	4	—
Leased full-service stores	13	12	5	9	—
Ground leased full-service stores (1)	1	2	1	—	—

Total full-service stores	21	24	30	13	—

Lease expiration dates	2007-2026	2007-2015	2008-2012	2007-2027	—

Ground lease expiration dates	2026	2020-2072	2026	—	—

(1)	Stores in which BankAtlantic owns the building and leases the land.
     The following table sets forth leased drive-through facilities, executed ground leases for store expansion, leased back-office facilities and leased loan production offices by region at December 31, 2006:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Drive through lease expiration dates	2026	2011-2014	—	—	—

Executed ground leases (2)	1	1	—	3	3

Executed ground lease expiration dates	2027	2017	—	2027	2027-2028

Leased back-office facilities	—	2	1	1	1

Back-office lease expiration dates	—	2009-2011	2007	2011	2013

Leased loan production offices	1	—	—	1	2

Loan production lease expiration dates	2009	—	—	2009	2009-2011

(2)	Stores in which BankAtlantic has executed the lease and has not yet opened the store.
     As of December 31, 2006, BankAtlantic has 12 parcels of land with a book balance of $23.9 million for its store expansion initiatives included in office properties and equipment in the Company’s Consolidated Statement of Financial Condition.

ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, and tax certificates activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes results of operations or financial condition will not be materially impacted by the resolution of these matters.

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
     On February 12, 2007, there were approximately 758 record holders and 56,221,873 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at February 12, 2007.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low

For the year ended December 31, 2006	$15.99	$12.66
Fourth quarter	13.94	12.66
Third quarter	14.97	12.96
Second quarter	15.99	13.86
First quarter	15.23	12.67

For the year ended December 31, 2005	$20.00	$13.29
Fourth quarter	17.19	13.29
Third quarter	19.33	15.64
Second quarter	19.15	16.51
First quarter	20.00	17.02
     Because our Class A common stock is listed on the New York Stock Exchange, our chief executive officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by us of the corporate governance listing standards of the New York Stock Exchange. Our chief executive officer made his annual certification to that effect to the New York Stock Exchange on September 21, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
     See “Regulation and Supervision — Limitation on Capital Distributions” and “Management’s Discussion and Analysis — Liquidity and Capital Resources” for a description of certain limitations on the payment of dividends by our subsidiaries. Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. BankAtlantic paid $20.0 million of dividends to the Company during each of the years ended December 31, 2006 and 2005, respectively.

     The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2006	$0.158	$0.158
Fourth quarter	0.041	0.041
Third quarter	0.041	0.041
Second quarter	0.038	0.038
First quarter	0.038	0.038

Fiscal year ended December 31, 2005	$0.146	$0.146
Fourth quarter	0.038	0.038
Third quarter	0.038	0.038
Second quarter	0.035	0.035
First quarter	0.035	0.035
     The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2006:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation plans
	be issued upon exercise		exercise price of	excluding outstanding
Plan category	of outstanding options		outstanding options	options
Equity compensation plans approved by security holders	5,185,527		$11.36	4,254,717

Equity compensation plans not approved by security holders	53,378	(1)	4.89	—

Total	5,238,905		$11.29	4,254,717

(1)	During 1999, non-qualifying options for 751 shares of Class A common stock were granted to each employee of BankAtlantic, other than executive officers, under the BankAtlantic Bancorp 1999 non-qualifying stock option plan. The options were granted with exercise prices equal to the fair value on the grant date with a ten year term. All outstanding options under the BankAtlantic Bancorp 1999 non-qualifying stock option plan were vested as of December 31, 2004.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2006, the Company repurchased and retired 559,700 shares of its Class A common stock for an average price per share of $13.99. There were no purchases of equity securities by the issuer and affiliated purchasers during the 2006 fourth quarter.

Shareholder Return Performance Graph
     Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A Stock, the Standard and Poor’s 500 Stock Index and NASDAQ Bank Stocks and assumes $100 is invested on December 31, 2001.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Standard and Poor’s 500 Stock Index	76.63	96.85	105.55	108.72	123.52
NASDAQ Bank Stocks	104.51	135.80	150.73	144.20	159.07
BankAtlantic Bancorp, Inc.	102.94	206.97	293.67	206.61	206.01
Comparison of Five Year Cumulative Total Return

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2006	2005	2004	2003	2002
Income Statement
Total interest income	$367,177	$345,894	$249,204	$251,412	$295,875
Total interest expense	167,057	141,909	86,798	111,934	147,447

Net interest income	200,120	203,985	162,406	139,478	148,428
Provision for (recovery from) loan losses	8,574	(6,615)	(5,109)	(547)	14,077
Securities activity, net	9,813	847	3,730	(1,553)	(10,223)
Litigation settlement	—	—	22,840	—	—
Other non-interest income	132,803	101,452	86,415	72,328	48,127
Non-interest expense	300,186	246,970	198,993	165,348	139,473

Income from continuing operations before income taxes	33,976	65,929	81,507	45,452	32,782
Provision for income taxes	7,097	23,403	28,222	16,500	11,184

Income from continuing operations	26,879	42,526	53,285	28,952	21,598
Discontinued operations, net of tax (5)	(11,492)	16,656	17,483	38,765	20,095

Income before extraordinary items and cumulative effect of a change in accounting principle	15,387	59,182	70,768	67,717	41,693
Extraordinary item, net of tax	—	—	—	—	23,749
Cumulative effect of a change in accounting principle	—	—	—	—	(15,107)

Net income	$15,387	$59,182	$70,768	$67,717	$50,335

Performance ratios
Return on average assets (1)	0.42%	0.64%	1.01%	0.52%	0.40%
Return on average equity (1)	5.12	8.42	11.98	5.88	4.97
Average equity to average assets	8.19	7.65	8.40	8.92	8.03
Dividend payout ratio (2)	36.01	20.83	15.25	25.99	32.37

	For the Years Ended December 31,
(In thousands except share and per share data)	2006	2005	2004	2003	2002
Diluted earnings per share
Diluted earnings from continuing operations	$0.43	$0.67	$0.85	$0.46	$0.36
Diluted (loss) earnings per share from discontinued operations	(0.18)	0.25	0.26	0.62	0.31
Diluted earnings per share from extraordinary items		—	—	—	0.37
Diluted loss per share from cumulative effect of a change in accounting principle	—	—	—	—	(0.23)

Diluted earnings per share	$0.25	$0.92	$1.11	$1.08	$0.81

Per common share data
Cash dividends declared per common share Class A	$0.158	$0.146	$0.136	$0.128	$0.120
Cash dividends declared per common share Class B	0.158	0.146	0.136	0.128	0.120
Book value per share (3)	8.60	8.50	7.81	6.98	8.05
Tangible book value per share (3)	7.23	7.10	6.36	5.48	6.46

	As of December 31,
(In thousands except share and per share data)	2006	2005	2004	2003	2002
Balance Sheet (at year end)
Loans, net	$4,595,920	$4,624,772	$4,599,048	$3,686,153	$3,372,630
Securities	1,059,111	1,042,217	1,070,691	551,217	920,098
Total assets	6,495,662	6,471,411	6,356,777	4,831,549	5,421,011
Deposits	3,867,036	3,752,676	3,457,202	3,058,142	2,920,555
Securities sold under agreements to repurchase and other short term borrowings	133,958	255,501	401,643	138,809	116,279
Other borrowings (4)	1,810,247	1,724,160	1,845,504	1,082,066	1,671,361
Stockholders’ equity	524,982	516,336	469,265	413,452	469,334
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	0.55%	0.17%	0.19%	0.36%	0.86%
Loan loss allowance as a percent of non-performing loans	982.89	605.68	582.18	422.06	235.61
Loan loss allowance as a percent of total loans	0.94	0.88	1.00	1.24	1.38
Capital ratios for BankAtlantic:
Total risk based capital	12.08%	11.50%	10.80%	12.06%	11.89%
Tier I risk based capital	10.50	10.02	9.19	10.22	10.01
Leverage	7.55	7.42	6.83	8.52	7.26

1.	The return on average assets is equal to income from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income from continuing operations excludes the income from Levitt Corporation for the years ended December 31, 2002 and 2003, and the income from Ryan Beck Holdings, Inc. from the years ended December 31, 2002 through December 31, 2006. While income from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations. Average consolidated equity (denominator) was not adjusted for the $126 million reduction in retained earnings related to the December 31, 2003 spin-off of Levitt Corporation.

2.	Cash dividends declared on common shares divided by income from continuing operations.

3.	The denominator of book value and tangible book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

4.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

5.	Discontinued operations includes the earnings of Levitt Corporation during the years ended December 31, 2002 and 2003 and includes the earnings of Ryan Beck for each of the years in the five year period ending December 31, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2006, we had total consolidated assets of approximately $6.5 billion, deposits of approximately $3.9 billion and shareholders’ equity of approximately $525 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
     On January 8, 2007 the Company entered into an Agreement and Plan of Merger with Stifel Financial Corp (“Stifel”) to merge the Company’s wholly-owned subsidiary, Ryan Beck Holdings, Inc. (“Ryan Beck”) and its subsidiaries into a Stifel wholly-owned subsidiary in exchange for Stifel common stock warrants to purchase Stifel common stock and certain contingent consideration. As a consequence of the Agreement and Plan of Merger to merge Ryan Beck with Stifel, Ryan Beck is accounted for as discontinued operations in the Company’s financial statements.
Consolidated Results of Operations
     Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
BankAtlantic	$36,322	$55,820	$48,540
Parent Co.	(9,443)	(13,294)	4,745

Total	$26,879	$42,526	$53,285

     The decline in income from continuing operations during 2006 compared to 2005 was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, an $8.6 million provision for loan losses during 2006 compared to a negative provision for loan losses of ($6.6) million during 2005 and a decline in net interest income. The above declines in BankAtlantic’s segment net income were partially offset by an increase in non-interest income associated with higher revenue from customer service charges and transaction fees linked to growth in core deposit accounts.
     The increase in BankAtlantic’s non-interest expense resulted from BankAtlantic’s growth initiatives and store expansion program as well as BankAtlantic’s “Florida’s Most Convenient Bank” program, which includes offering free checking, seven-day banking, extended lobby hours with certain stores open to midnight, and a 24-hour customer service center. These initiatives resulted in a substantial increase in compensation, occupancy and advertising costs.
     The Parent Company segment experienced lower losses during 2006 compared to 2005 as a result of gains realized on the sale of equity securities from managed funds. These securities’ gains were partially offset by an increase in interest expense on borrowings based on higher interest rates during 2006 compared to 2005.
     The decline in income from continuing operations during 2005 compared to 2004 was primarily due to $22.8 million of proceeds from a litigation settlement at the Parent Company during 2004. The improvement in BankAtlantic’s earnings during 2005 compared to 2004 resulted from a substantial increase in its net interest income primarily from earnings asset growth and significantly higher revenues from customer transaction fees and service charges. The improvement in BankAtlantic’s net interest income and non-interest income was partially offset by a significant increase in non-interest expense associated with the initiatives discussed above.
     Results from discontinued operations relating to the Ryan Beck segment was a loss of $11.5 million during 2006 compared to earnings of $16.7 million and $17.5 million during the years ended December 31, 2005 and 2004, respectively. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities. Ryan Beck’s 2005 and 2004 earnings primarily resulted from investment banking revenues and sales credits directly related to large investment banking deals.

BankAtlantic Results of Operations
Summary
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” campaign which resulted in significant demand deposit, NOW checking and savings accounts growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 272% from $600 million at December 31, 2001 to approximately $2.2 billion at December 31, 2006. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2006, compared to 26% of total deposits at December 31, 2001. The growth in these core deposits was a significant reason for the improvement in BankAtlantic’s net interest margin and the significant increase in its non-interest income. BankAtlantic’s net interest margin increased from 3.79% for the year ended December 31, 2004 to 4.04% for the same 2006 period and its non-interest income was $131.8 million during 2006 compared to $85.7 million during 2004.
     In 2004, BankAtlantic announced its de novo store expansion strategy and has opened 17 stores during 2005 and 2006 in connection with this strategy. This strategy is on-going and BankAtlantic’s non-interest expenses have substantially increased reflecting the hiring of additional personnel, increasing marketing to support new stores, executing leases and the acquisition of facilities to grow the store network and develop back-office technologies to support a larger institution.
     During the fourth quarter of 2005 the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions BankAtlantic significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. As a result, the number of new core deposit accounts opened during the year increased from 166,000 and 226,000 during 2004 and 2005 to 270,000 during 2006. Despite the growth in the number of new core deposit accounts, core deposit balances only grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005 and $1.8 billion at December 31, 2004. We believe that the reduced growth in core deposit accounts primarily resulted from lower average balances in customer deposit accounts due to higher short-term interest rates, slow down in the real estate market and increased competition. BankAtlantic is currently evaluating its sales and marketing efforts and anticipates reducing overall marketing expense in subsequent periods.
     Subject to changes in the interest rate environment and growth in core deposits, BankAtlantic expects its net interest income to remain at current levels. Management believes that given the current interest rate environment and the relative flatness of the yield curve, the growth in core deposits will largely determine any future improvements in its net interest margin.
     During the fourth quarter of 2006, BankAtlantic took possession of $20.2 million of real estate securing a land development loan which resulted in the ratio of non-performing assets to total loans and other assets increasing to 0.55% at December 31, 2006 from 0.17% at December 31, 2005 and down from 0.36% at December 31, 2003. Due to the current slow-down in real estate markets, especially in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated, management is closely monitoring BankAtlantic’s real estate exposure in its loan portfolio and anticipates reduced growth in BankAtlantic’s commercial real estate loan portfolio in response to the current market trends.
     During 2005, BankAtlantic also incurred other expenses associated with establishing a $10 million reserve for fines and penalties related to regulatory compliance matters and incurred a $3.7 million impairment charge related to moving its corporate headquarters to a new location. In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million. During 2004, BankAtlantic incurred debt redemption costs of $11.7 million for the prepayment of FHLB advances.

     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Net interest income	$219,605	$221,075	$176,858	$(1,470)	$44,217
(Provision for) recovery from loan losses	(8,574)	6,615	5,109	(15,189)	1,506

Net interest income after provision for loan losses	211,031	227,690	181,967	(16,659)	45,723
Non-interest income	131,844	100,060	85,724	31,784	14,336
Non-interest expense	(293,448)	(241,092)	(193,621)	(52,356)	(47,471)

BankAtlantic income before income taxes	49,427	86,658	74,070	(37,231)	12,588
Provision for income taxes	(13,105)	(30,838)	(25,530)	17,733	(5,308)

BankAtlantic net contribution	$36,322	$55,820	$48,540	$(19,498)	$7,280

BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,099,664	109,103	5.20%	$2,177,432	106,992	4.91%	$1,527,911	72,758	4.76%
Commercial real estate	1,530,282	128,420	8.39	1,828,557	130,379	7.13	1,683,068	96,585	5.74
Consumer	558,769	41,997	7.52	514,822	31,348	6.09	421,167	17,959	4.26
Commercial business	140,465	12,452	8.86	94,420	7,455	7.90	112,059	7,548	6.74
Small business	259,816	20,988	8.08	211,371	16,520	7.82	183,642	13,118	7.14

Total loans	4,588,996	312,960	6.82	4,826,602	292,694	6.06	3,927,847	207,968	5.29

Tax exempt securities (c)	396,539	23,162	5.84	368,807	21,391	5.80	110,748	5,988	5.41
Taxable investment securities (b)	618,913	36,912	5.96	698,279	37,184	5.33	635,129	34,948	5.50
Federal funds sold	1,824	22	1.21	4,275	17	0.40	6,282	47	0.75

Total investment securities	1,017,276	60,096	5.91	1,071,361	58,592	5.47	752,159	40,983	5.45

Total interest earning assets	5,606,272	373,056	6.65%	5,897,963	351,286	5.96%	4,680,006	248,951	5.32%

Total non-interest earning assets	448,296			389,186			333,253

Total assets	$6,054,568			$6,287,149			$5,013,259

Interest bearing liabilities
Deposits:
Savings	$369,504	2,936	0.79%	$298,867	909	0.30%	$243,906	652	0.27%
NOW, money funds and checking	1,502,058	20,413	1.36	1,582,182	16,593	1.05	1,489,442	10,861	0.73
Certificate accounts	868,777	35,610	4.10	784,525	22,582	2.88	733,717	16,842	2.30

Total interest bearing deposits	2,740,339	58,959	2.15	2,665,574	40,084	1.50	2,467,065	28,355	1.15

Securities sold under agreements to repurchase and federal funds purchased	304,635	15,309	5.03	314,782	9,760	3.10	252,718	3,349	1.33
Advances from FHLB	1,265,772	66,492	5.25	1,538,852	62,175	4.04	959,588	37,689	3.93
Subordinated debentures and notes payable	66,287	5,513	8.32	191,050	12,584	6.59	36,220	2,002	5.53

Total interest bearing liabilities	4,377,033	146,273	3.34	4,710,258	124,603	2.65	3,715,591	71,395	1.92

Non-interest bearing liabilities
Demand deposit and escrow accounts	1,056,254			979,075			765,084
Other liabilities	61,392			53,150			29,111

Total non-interest bearing liabilities	1,117,646			1,032,225			794,195

Stockholders’ equity	559,889			544,666			503,473

Total liabilities and stockholders’ equity	$6,054,568			$6,287,149			$5,013,259

Net interest income/net interest spread		226,783	3.31%		226,683	3.31%		177,556	3.40%

Tax equivalent adjustment		(8,107)			(7,487)			(2,096)
Capitalized interest from real estate operations		929			1,879			1,398

Net interest income		219,605			221,075			176,858

Margin
Interest income/interest earning assets			6.65%			5.96%			5.32%
Interest expense/interest earning assets			2.61			2.11			1.53

Tax equivalent net interest margin			4.04%			3.85%			3.79%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.

     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Compared to Year Ended			Compared to Year Ended
	December 31, 2005			December 31, 2004
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:

Loans	$(16,204)	$36,470	$20,266	$54,502	$30,224	$84,726
Tax exempt securities	1,620	151	1,771	14,968	435	15,403
Taxable investment securities (b)	(4,733)	4,461	(272)	3,363	(1,127)	2,236
Federal funds sold	(30)	35	5	(8)	(22)	(30)

Total earning assets	(19,347)	41,117	21,770	72,825	29,510	102,335

Deposits:
Savings	561	1,466	2,027	167	90	257
NOW, money funds, and checking	(1,089)	4,909	3,820	973	4,759	5,732
Certificate accounts	3,453	9,575	13,028	1,462	4,278	5,740

Total deposits	2,925	15,950	18,875	2,602	9,127	11,729

Securities sold under Agreements to repurchase	(510)	6,059	5,549	1,924	4,487	6,411
Advances from FHLB	(14,345)	18,662	4,317	23,404	1,082	24,486
Subordinated debentures	(10,376)	3,305	(7,071)	10,198	384	10,582

	(25,231)	28,026	2,795	35,526	5,953	41,479

Total interest bearing liabilities	(22,306)	43,976	21,670	38,128	15,080	53,208

Change in tax equivalent interest income	$2,959	$(2,859)	$100	$34,697	$14,430	$49,127

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Tax equivalent net interest income remained at the 2005 amount. The additional net interest income from higher yields on earning assets and lower volume on interest-bearing liabilities were offset by higher rates on interest-bearing liabilities and lower interest earning assets. The net interest margin improved by 19 basis points resulting in-part from growth in non-interest bearing deposit accounts.
     BankAtlantic’s average interest earning asset balances declined as a result of lower investment securities, and lower residential and commercial real estate loan average balances. The decline in commercial real estate loan average balances reflects a management decision to limit condominium construction lending during 2005 and a general slow-down in real estate construction in Florida. The decline in residential loan and investment securities average balances reflects a decision by management to not replace principal pay-downs on these loans and securities in response to the current flat interest rate yield curve. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances relating to the origination of loans to retail and small business customers.
     The net interest spread was 3.31% during 2006 and 2005. Average interest-bearing deposits, which have lower rates than other borrowings, increased from 57% of total average interest-bearing liabilities during 2005 to 63% of total average interest-bearing liabilities during 2006. The increase in deposit balances mitigated the impact of increased rates on interest-bearing liabilities. As a result, the increase in yields on earning assets generally matched the increase in rates on interest-bearing liabilities. Commencing in the latter half of 2005, BankAtlantic used its growth in core deposits to reduce borrowings in response to the flat yield curve environment. Average core deposit balances increased from $1,955 million during 2005 to $2,173 million during 2006. As a consequence of the growth in core deposits, BankAtlantic’s tax equivalent net interest income remained at 2005 amounts despite an unfavorable interest rate environment which began during the latter half of 2005.

     BankAtlantic experienced declines in both interest-earning assets and interest-bearing liabilities during 2006. The decline in interest-earnings assets reduced tax equivalent interest income by $19.3 million and the decline in interest-bearing liabilities reduced interest expense by $20.9 million. The increase in interest-earning asset yields increased interest income by $41.1 million while the higher rates on interest-bearing liabilities increased interest expense by $42.5 million. Since June 2004, the prime interest rate has increased from 4.00% to 8.25%. This increase favorably impacted the yields on earning assets, but the increase was offset by higher rates on short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread has remained at the 2005 percentage.
     BankAtlantic increased its holdings of tax exempt securities during 2006 and 2005 as the after tax yields were more attractive than alternative investments.
     Capitalized interest represents interest capitalized on qualifying assets associated with the River Club real estate development acquired as part of a financial institution acquisition.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The substantial improvement in tax equivalent net interest income primarily resulted from higher average interest earning asset balances and a 5 basis point improvement in the net interest margin.
     BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. The growth in its interest earning assets was funded through deposit growth, short term borrowings and LIBOR-based short term FHLB advances. During the second half of 2005, we slowed the growth in average earning assets in response to the flattening of the interest rate yield curve.
     The improvement in the tax equivalent net interest margin primarily resulted from a substantial increase in core deposits, and secondarily, from higher earning asset yields. Core deposits were 54% of total average deposits during 2005 compared to 49% during 2004.
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

     BankAtlantic’s Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Balance, beginning of period	$41,192	$46,010	$45,595	$48,022	$44,585
Charge-offs:
Commercial business loans	—	—	—	(2,394)	—
Commercial real estate loans	(7,000)	—	(645)	—	(6,998)
Small business	(951)	(764)	(238)	(771)	(953)
Consumer loans	(681)	(259)	(585)	(1,563)	(1,006)
Residential real estate loans	(239)	(453)	(582)	(681)	(827)

Continuing loan products	(8,871)	(1,476)	(2,050)	(5,409)	(9,784)
Discontinued loan products	(34)	(1,218)	(2,026)	(6,314)	(18,879)

Total charge-offs	(8,905)	(2,694)	(4,076)	(11,723)	(28,663)

Recoveries:
Commercial business loans	291	18	536	95	76
Commercial real estate loans	419	1,471	4,052	3	20
Small business	566	899	418	559	7
Consumer loans	536	401	370	622	477
Residential real estate loans	348	65	486	726	331

Continuing loan products	2,160	2,854	5,862	2,005	911
Discontinued loan products	581	1,637	3,738	8,572	7,968

Total recoveries	2,741	4,491	9,600	10,577	8,879

Net (charge-offs) recoveries	(6,164)	1,797	5,524	(1,146)	(19,784)
Provision for (recovery from) loan losses	8,574	(6,615)	(5,109)	(547)	14,077
Adjustments to acquired loan losses	—	—	—	(734)	9,144

Balance, end of period	$43,602	$41,192	$46,010	$45,595	$48,022

     The outstanding loan balances related to our discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2006		2005		2004
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL

Lease finance	$—	$—	$664	$156	$6,551	$1,429
Syndication loans	—	—	—	—	—	—
Small business (1)	—	—	—	—	—	—
Consumer — indirect	—	—	543	—	1,734	2

	$—	$—	$1,207	$156	$8,285	$1,431

     Discontinued loan products are part of commercial business loans (see note # 8 “Loans Receivable and Loans Held for Sale” to the Notes to BankAtlantic Bancorp’s Consolidated Financial Statements).

	As of December 31,
	2003		2002
		Allocation		Allocation
	Amount	of ALL	Amount	of ALL

Lease finance	$14,442	$3,425	$31,279	$7,396
Syndication loans	9,114	185	14,499	294
Small business (1)	9,569	873	17,297	2,143
Consumer — indirect	2,402	70	8,105	457

	$35,527	$4,553	$71,180	$10,290

(1)	Small business loans originated before January 1, 2000.
     During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of our net charge-offs during the year ended December 31, 2002. The decline in those portfolios during the past five years has contributed to the reduction of our allowance for loan losses from December 31, 2002 to December 31, 2006 and net recoveries from loan losses for each of the years in the three year period ended December 31, 2005. This improvement resulted from several factors, including the discontinuation of the loan products mentioned above and changes in our credit policies which focused our loan production on collateral based loans with lower loss experiences than our other loan products. In 2004, our provision for loan losses was a recovery primarily as a consequence of a $4.1 million recovery of a commercial real estate loan that was charged off in 2002, as well as continued net recoveries from our discontinued loan products. During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during the year which further added to our recovery from loan losses.
     The provision for loan losses during the year ended December 31, 2006 primarily resulted from a $7.0 charge-down on one land development loan and increases in the allowance for commercial real estate loans. BankAtlantic took possession of real estate securing the land development loan during the fourth quarter of 2006. The qualitative component of the allowance for commercial real estate losses was increased during 2006 due to deteriorating economic conditions in the housing real estate market throughout 2006. At December 31, 2006 there were $389 million of land development loans in BankAtlantic’s loan portfolio. The remaining continuing loan products experienced historically low net charge-offs during 2006 and the majority of the discontinued loan product net recoveries were related to lease finance lending. There were no discontinued loan products in BankAtlantic’s loan portfolio at December 31, 2006 and management anticipates a lower level of recoveries from discontinued loan products in future periods compared to previous periods.
     BankAtlantic’s total charge-offs from continuing loan products during 2005 consisted primarily of various charge-offs related to small business, residential and home equity loans. BankAtlantic’s total recoveries from continuing loan products included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
     BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily to the $4.1 million recovery of the commercial real estate loan discussed above.
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

	December 31, 2006			December 31, 2005			December 31, 2004
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	By	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial business	$2,359	1.50%	3.07%	$1,988	2.30%	1.63%	$2,507	2.94%	1.59%
Commercial real estate	24,632	1.28	37.54	17,984	0.75	45.20	23,345	0.92	47.28
Small business	4,495	1.58	5.57	2,640	1.12	4.43	2,403	1.26	3.55
Residential real estate	4,242	0.20	42.34	2,592	0.13	38.53	2,565	0.12	38.57
Consumer — direct	7,874	1.34	11.49	6,354	1.17	10.19	4,281	0.90	8.86
Discontinued loan products	—	—	—	156	12.92	0.02	1,431	17.27	0.15

Total assigned	43,602			31,714			36,532
Unassigned	—	N/A	N/A	9,478	N/A	N/A	9,478	N/A	N/A

	$43,602	0.85	100.00	$41,192	0.78	100.00	$46,010	0.86	100.00

	December 31, 2003			December 31, 2002
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	By	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$1,715	2.15	1.81	$1,437	1.75	2.06
Commercial real estate	24,005	0.99	55.12	21,124	1.05	50.75
Small business	2,300	1.44	3.63	2,863	1.99	3.61
Residential real estate	2,111	0.16	30.56	2,512	0.18	34.60
Consumer — direct	3,900	1.10	8.07	3,239	1.13	7.19
Discontinued loan products	4,553	12.81	0.81	10,290	14.46	1.79

Total assigned	38,584			41,465
Unassigned	7,011	N/A	N/A	6,557	N/A	N/A

	$45,595	1.04	100.00	$48,022	1.21	100.00

     The allowance for loan losses has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (i) Delinquency and charge-off levels and trends; (ii) Problem loans and non-accrual levels and trends; (iii) Lending policy and underwriting procedures; (iv) Lending management and staff; (v) Nature and volume of portfolio; (vi) Economic and business conditions; (vii) Concentration of credit; (viii) Quality of loan review system; and (ix) External factors. The unassigned component that was part of the Company’s allowance for loan losses in periods prior to January 1, 2006 was incorporated into the qualitative components of loans by loan category during 2006. In prior periods the unassigned component was calculated based on the entire loan portfolio considering the above qualitative factors. At January 1, 2006 this unassigned component was allocated to each loan category.

     The unassigned allowance was transferred to the following loan categories as of January 1, 2006 (in thousands):

Amount
Commercial business	$264
Commercial real estate	5,285
Small business	1,566
Residential real estate	1,262
Consumer — direct	1,101

$9,478

     The unassigned allowance increased in each of the years in the three year period ended December 31, 2004 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during the four year period ending December 31, 2004 were the expanded geographical area in Florida in which we originated commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets may have substantially different loss experiences than loans secured by collateral in South Florida. Also contributing to our increase in the unassigned portion of the allowance was the growth in our purchased residential and home equity loan products. A large portion of the purchased residential loans required only interest payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than the traditional amortizing loans in our portfolio. During 2004, we also modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans. During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.
     Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2006. The commercial real estate loan allowance from December 31, 2002 through December 2004 primarily reflects portfolio growth in high balance loans and additional reserves associated with loans to borrowers in the hospitality and time-sharing industries. These industries were designated to have higher credit risk than existing loans in our portfolio. The decline in the allowance for commercial real estate loans at December 31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances. The increase in the allowance for commercial real estate loans during 2006 was associated with current economic conditions in the real estate industry.
     At December 31, 2006, our commercial real estate portfolio included several large lending relationships, including 19 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with aggregate amounts outstanding of $532 million.
     The allowance for consumer direct loans has increased for each of the years in the five year period ended December 31, 2006. This increase is largely associated with the growth in outstanding home equity loans throughout the period. The 2006 increase in the allowance also reflects an increase in estimated inherent losses in the loan portfolio associated with the current weakness in the housing market.
     The significant increase in the assigned allowance for home equity loans during 2005 compared to 2004 reflected an increase in the home equity loan loss ratio. This allowance was increased in response to an analysis of the portfolio which included a review of the portfolios’ loan to value ratios.
     The increase in the residential loan allowance during 2006 also reflects an increase in the estimated inherent losses in the residential loan portfolio associated with the current weakness in the housing market.
     The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2006 primarily reflects changes in classified assets, and qualitative allowance adjustments in response to the slow-down in the real estate industry that began during the latter half of 2005. The adjustments were primarily in the commercial real estate, consumer-direct and residential loan categories.

     BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002
NONPERFORMING ASSETS
Tax certificates	$632	$388	$381	$894	$1,419
Residential	2,629	5,981	5,538	9,777	14,237
Commercial real estate and business	—	340	340	52	1,474
Small business — real estate	244	9	88	155	239
Lease financing	—	—	727	25	3,900
Consumer	1,563	471	1,210	794	532

Total non-accrual assets	5,068	7,189	8,284	11,697	21,801

Residential real estate owned	617	86	309	1,474	1,304
Commercial real estate owned	21,130	881	383	948	8,303
Consumer	—	—	—	—	4

Total repossessed assets	21,747	967	692	2,422	9,611

Total nonperforming assets	26,815	8,156	8,976	14,119	31,412
Specific valuation allowances	—	—	—	—	(1,386)

Total nonperforming assets, net	$26,815	$8,156	$8,976	$14,119	$30,026

Total nonperforming assets as a percentage of:
Total assets	0.43	0.13	0.15	0.31	0.64

Loans, tax certificates and net real estate owned	0.55	0.17	0.19	0.36	0.86

TOTAL ASSETS	$6,187,122	$6,109,330	$6,044,988	$4,566,850	$4,903,886

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,903,961	$4,830,268	$4,771,682	$3,872,473	$3,673,110

Allowance for loan losses	$43,602	$41,192	$46,010	$45,595	$48,022

Total tax certificates	$199,090	$166,697	$170,028	$193,776	$195,947

Allowance for tax certificate losses	$3,699	$3,271	$3,297	$2,870	$1,873

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Commercial real estate and business (1)	$—	$—	$—	$135	$100

PERFORMING IMPAIRED LOANS, NET OF SPECIFIC ALLOWANCES
Performing impaired loans	163	193	320	180	—
RESTRUCTURED LOANS
Commercial real estate and business	—	77	24	1,387	1,882

TOTAL POTENTIAL PROBLEM LOANS	$163	$270	$344	$1,702	$1,982

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.
     Non-performing assets increased during 2006 reversing a declining non-performing asset trend. The increase in non-performing assets during 2006 resulted from the increase in real estate owned. BankAtlantic took possession of $20.2 million of real estate securing a land development loan during the fourth quarter of 2006.
     We believe the declining amounts of non-performing loans throughout the period from 2002 through 2005 reflects the strengthening of BankAtlantic’s underwriting policies, focusing our loan production on collateral based loans as well as the discontinuance of loan products with high historical loss experiences. From 2002 through 2005 real estate values have appreciated substantially and BankAtlantic focused its lending on real estate collateralized loans and underwriting policy and external environment had a favorable impact on BankAtlantic’s non-performing loan trends. During 2006, the real estate markets nationally and locally experienced a significant slow-down with negative implications for value appreciation. At December 31, 2006, BankAtlantic’s home equity non-performing loans are at higher levels than in prior periods; however, to date, residential non-performing loans remain low on a relative historical basis. BankAtlantic is monitoring these current trends and the potential effect these trends may have on its loan portfolio.
     In 2005, the improvement in non-performing assets compared to 2004 resulted from the foreclosure and sale of a large consumer home equity loan and the decline in BankAtlantic’s lease financing portfolio. This improvement was partially offset by an increase in non-performing residential loans and higher real estate owned. The increase in real estate owned primarily related to BankAtlantic’s tax certificate operations. During 2004 and 2005, these acquired properties were sold for amounts in excess of their carrying value. In 2004, non-accrual assets improved from 2003 due primarily to lower amounts of residential non-performing loans, delinquent tax certificates and real estate owned balances in our portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans.
     The specific valuation allowances on non-performing assets at December 31, 2002 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio to identify those which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models or collateral value. At year-end 2006, 2005 and 2004, there was no specific valuation allowance assigned to non-performing loans.
BankAtlantic’s Non- Interest Income
     The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Other service charges and fees	$27,542	$23,347	$23,620	$4,195	$(273)
Service charges on deposits	90,472	61,956	51,435	28,516	10,521
(Loss) income from real estate operations	(982)	4,480	2,405	(5,462)	2,075
Gains on sales of loans	680	742	483	(62)	259
Securities activities, net	657	117	37	540	80
Gains associated with debt redemption	1,528	—	—	1,528	—
Gain (loss) on sales of bank facilities	1,627	1,200	(16)	427	1,216
Other	10,320	8,218	7,760	2,102	458

Non-interest income	$131,844	$100,060	$85,724	$31,784	$14,336

     The higher other service charges and fees during the year ended December 31, 2006 compared to the same 2005 period reflects the substantial increase in the number of debit cards. These cards were issued to new customers in connection with the opening of new accounts. BankAtlantic opened approximately 270,000 new core deposit accounts during 2006 compared to 222,000 and 166,000 during 2005 and 2004 respectively.
     The ATM and check cards issued upon opening new checking and savings accounts resulted in a $4.7 million increase in interchange and transaction fees during 2006 compared to 2005. Bank card annual fee income declined from 2005 as BankAtlantic waived the fee on new account openings in response to increased competition.
     The higher revenues from service charges on deposits during the year ended December 31, 2006 compared to the same 2005 period primarily resulted from the increase in the number of core deposit accounts discussed above, higher frequency of overdrafts per account during the 2006 period, a 7% increase in the overdraft fee beginning in July 2006 and a change in policy which allows certain customers to overdraft their accounts through the use of debit cards. The higher revenue from service charges on deposits during the year ended December 31, 2005 compared to 2004 was linked to growth in core deposit accounts.
     Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a venture acquired as part of a financial institution acquisition during 2002. The 2005 and 2004 periods also included $624,000 and $274,000 of gains from the sales of store facilities. Loss from real estate operations during the 2006 year reflects higher development and capitalized interest costs associated with units sold during the period. In January 2007, a wholly owned subsidiary of BankAtlantic acquired the remaining 50% interest in the venture from the venture partner. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs.
     The increase in income from real estate operations during the year ended December 31, 2005 compared to the same 2004 period primarily resulted from an increase in units sold. During the years ended December 31, 2005 and 2004 the joint venture closed on 27 and 14 units, respectively.
     Gains on loan sales during each of the years in the three year period ended December 31, 2006 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
     Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities. Securities activities, net in 2005 reflects gains on the sales of agency securities. Securities activities net, in 2004 reflects fair value adjustments on a forward contract held for trading purposes.
     Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value. The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain. The loss during 2004 reflects the disposition of various equipment.
     The increase in other non-interest income during the year ended December 31, 2006 compared to the same 2005 period reflects a $400,000 deposit forfeited by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property and $380,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 period. The remaining increase in other income during 2006 compared to 2005 reflects increased banking fees associated with a higher number of core deposit accounts and increased earnings credit from a third party teller check outsourcing servicer. Higher other non-interest income during 2005 compared to 2004 primarily reflects higher commissions from the outsourcing of teller checks and increased bank fees from customers.

BankAtlantic’s Non- Interest Expense
     The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Employee compensation and benefits	$146,099	$113,526	$93,154	$32,573	$20,372
Occupancy and equipment	57,291	41,611	32,713	15,680	8,898
Advertising and promotion	34,659	26,895	16,012	7,764	10,883
Check losses	8,615	5,176	2,878	3,439	2,298
Professional fees	7,653	9,695	11,285	(2,042)	(1,590)
Supplies and postage	6,833	5,638	4,467	1,195	1,171
Telecommunication	4,774	3,944	3,045	830	899
Amortization of intangible assets	1,561	1,627	1,715	(66)	(88)
Costs associated with debt redemption	1,457	—	11,741	1,457	(11,741)
Fines and penalties, compliance matters	—	10,000	—	(10,000)	10,000
Impairment of office properties and equipment	—	3,706	—	(3,706)	3,706
Other	24,506	19,274	16,611	5,232	2,663

Non-interest expense	$293,448	$241,092	$193,621	$52,356	$47,471

     BankAtlantic’s non-interest expense for the year ended December 31, 2006 was $293.4 million, 22% greater than the year ended December 31, 2005. Management is currently reviewing the level of the Company’s non-interest expenses which gave rise to this increase, with a view toward reducing those expenses which do not impact the quality of customer service or the opening of new stores.
     The substantial increase in employee compensation and benefits during each of the years in the three years ended December 31, 2006 resulted primarily from our store expansion and growth initiatives as well as the execution of our “Florida’s Most Convenient Bank” strategy. This strategy includes stores opened seven days a week, extended weekday hours, 24/7 call center hours, certain stores open to midnight, and holiday hours. This strategy, along with the opening of 17 stores and a second call center in central Florida during 2005 and 2006, contributed to the significant increase in compensation expense during each of the years in the three year period ended December 31, 2006. As a consequence of the above initiatives, the number of BankAtlantic’s full time equivalent employees increased from 1,301 at December 31, 2003 to 2,618 at December 31, 2006. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs during the year ended December 31, 2006 was $3.2 million of share-based compensation costs recorded as part of the Company’s adoption of Statement of Financial Accounting Standards No.123R. No such costs were recorded during 2005 and 2004.
     The significant increase in occupancy and equipment reflects higher rental expenses associated with BankAtlantic’s growth and store expansion initiatives. BankAtlantic has entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities, including the opening of a second call center and BankAtlantic University to support the growing store network. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives. As a consequence of BankAtlantic’s growth, depreciation, building repairs, maintenance, real estate taxes and rent expense increased from $23.0 million and $28.3 million during the years ended December 31, 2004 and 2005, respectively, to $40.7 million during the year ended December 31, 2006. Guard service expense increased from $3.6 million and $4.8 million during the years ended December 31, 2004 and 2005, respectively, to $5.2 million during the year ended December 31, 2006. Also contributing to the higher occupancy costs was an increase in data processing costs associated with higher customer transaction volume. Data processing costs rose to $6.2 million during the year ended December 31, 2006 from $3.0 million and $4.7 million during the years ended December 31, 2004 and 2005, respectively.
     Advertising expenses during 2006, 2005 and 2004 reflect marketing initiatives to promote our "Florida’s Most Convenient Bank” strategy and brand. These promotions included print, radio and billboard advertising, customer gifts, a sports arena sponsorship and events associated with seven-day banking. Commencing in the fourth quarter of 2005 BankAtlantic significantly expanded its advertising campaign in response to slowing growth rates in core deposits. BankAtlantic created new marketing promotions and introduced new account opening incentives in order to attract new core deposits. While new core deposit account growth has been favorable, account balances in existing accounts have declined resulting in slowed overall growth of deposit balances. BankAtlantic is currently reassessing its marketing strategy in light of the existing deposit outflows. Additionally, management is reviewing its marketing programs with a goal of reducing overall marketing expenses while intending to maintain its customer service standards.
     BankAtlantic experienced a significant increase in check losses for each of the years in the three year period ended December 31, 2006. The higher check losses were primarily related to the increased number of core deposit accounts and the volume of checking account overdrafts. Also contributing to the losses was an increased number of fraudulent check cashing schemes and counterfeiting during the 2006 period compared to 2005 and 2004.
     The decline in professional fees during the three year period primarily resulted from lower consulting costs associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations following an earlier identification of deficiencies in our program. The compliance deficiency was identified during 2004 and BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice and an agreement with the Office of Thrift Supervision in April 2006. BankAtlantic incurred substantial consulting fees during 2004 and 2005 in connection with improving its compliance systems and procedures, including costs associated with acquiring new software.
     The increase in supplies, postage and telecommunication costs during the three year period ended December 31, 2006 were directly related to BankAtlantic’s growth initiatives and store expansion.
     Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
     The costs associated with debt redemptions were the result of prepayment penalties incurred during the years ended December 31, 2006 and 2004 upon the prepayment of FHLB advances. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities. The prepayments during 2004 involved higher rate advances repaid with the goal of improving Bank Atlantic’s net interest margin.
     The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
     During the fourth quarter of 2005, BankAtlantic established a $10 million reserve with respect to the, anti-money laundering laws and the Bank Secrecy Act compliance issues discussed above. In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million.
     The increase in other non-interest expense during the year ended December 31, 2006 compared to the same 2005 period relates to higher expenses associated with services provided by BFC, higher costs associated with a real estate development and increased general operating expenses such as check printing and ATM network cost related to a significant increase in the number of customer accounts, store locations, employees and the extended hours of the store network.
     The significant increase in other non-interest expense during the year ended December 31, 2005 compared to the same 2004 period primarily related to an additional $1.5 million of fees remitted for maintaining attorney escrow accounts and increased general operating expenses.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Income before income taxes	$49,427	$86,658	$74,070	$(37,231)	$12,588
Provision for income taxes	(13,105)	(30,838)	(25,530)	17,733	(5,308)

BankAtlantic net income	$36,322	$55,820	$48,540	$(19,498)	$7,280

Effective tax rate	26.51%	35.59%	34.47%

     The lower effective tax rate during the year ended December 31, 2006 compared to the same 2005 period resulted from a higher percentage of tax exempt income to earnings and a lower effective state income tax rate. During 2006, tax exempt income was 26% of income before taxes compared to 14% during the same 2005 periods. The lower state income tax effective rate reflects a change in the proportion of earnings among various state tax jurisdictions.
     The increase in the effective tax rate during 2005 compared to the same 2004 period resulted from the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with the AML-BSA compliance matter. The non-deductibility of these fines was partially offset by a higher percentage amount of income from tax exempt securities during 2005 compared to 2004.
Parent Company Results of Operations
     The following table is a condensed income statement summarizing the parent company’s segment results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Net interest income (expense):
Interest on loans	$—	$556	$1,751	$(556)	$(1,195)
Interest and dividends on investments	2,448	1,701	756	747	945
Interest on Junior Subordinated Debentures	(21,933)	(19,347)	(16,958)	(2,586)	(2,389)

Net interest (expense)	(19,485)	(17,090)	(14,451)	(2,395)	(2,639)

Non-interest income:
Income from unconsolidated subsidiaries	1,634	621	485	1,013	136
Securities activities, net	9,156	731	3,693	8,425	(2,962)
Litigation settlement	—	—	22,840	—	(22,840)
Other	—	1,172	512	(1,172)	660

Non-interest income	10,790	2,524	27,530	8,266	(25,006)

Non-interest expense:
Employee compensation and benefits	4,705	4,047	3,042	658	1,005
Advertising and promotion	408	422	289	(14)	133
Professional fees	638	1,179	1,708	(541)	(529)
Other	1,005	515	603	490	(88)

Non-interest expense	6,756	6,163	5,642	593	521

(Loss) income before income taxes	(15,451)	(20,729)	7,437	5,278	(28,166)
Income tax (expense) benefit	6,008	7,435	(2,692)	(1,427)	10,127

Parent Company (loss) income	$(9,443)	$(13,294)	$4,745	$3,851	$(18,039)

     Parent company interest on loans during 2005 and 2004 represented interest income on loans to Levitt Corporation. Levitt Corporation repaid all of its borrowings from the parent company during 2005.
     Interest and dividends on investments during each of the years in the three year period ended December 31, 2006 was primarily interest and dividends associated with a debt and equity portfolio managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $220,000, $162,000 and $158,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
     Interest expense for the years ended December 31, 2006, 2005 and 2004 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $263.3 million during each of the years in the three year period ended December 31, 2006. The increase in the interest expense during the three year period ending December 31, 2006 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the increase in short term interest rates. Of the $263.3 million of junior subordinated debentures, $128.9 million bear interest at variable rates which adjust quarterly.
     Income from unconsolidated subsidiaries during 2006, 2005 and 2004 represents $627,000, $556,000 and $485,000, respectively, of equity earnings from trusts formed to issue trust preferred securities and $1.0 million and $65,000 of equity earnings in income producing real estate joint ventures during the years ended December 31, 2006 and 2005, respectively.

The business purpose of the joint ventures is to manage certain rental properties with the intent to sell the property in the foreseeable future.
     During the year ended December 31, 2006, the Company recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in a joint venture. The equity earnings from the trusts are generated by an equivalent amount of interest that we pay on the Company’s junior subordinated debentures that we issued to the trust in exchange for the proceeds form the trust’s issuances of its securities.
     Securities activities gains during the year ended December 31, 2006 primarily represent gains from managed funds. During 2006, the Parent Company sold $69.1 million of equity securities from its portfolio for gains of $9.2 million. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. A portion of these proceeds were also used to fund the higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing to sell equity securities from its portfolio from time to time in order to fund a portion of its interest expense on junior subordinated debentures and to fund its common stock repurchase program.
     Securities activities, net during 2005 reflect transactions by the money manager to rebalance the portfolio in response to changes in the equity markets. The securities activities during 2004 primarily represent gains from sales of exchange traded mutual funds. The Company sold its mutual funds and invested the proceeds with the money manager.
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
     Other income during the years ended December 31, 2005 and 2004 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation (“BFC”). During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and the fees paid by the Company to BFC are reflected in other expenses.
     The Company’s compensation expense during the year ended December 31, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $955,000 of share-based compensation costs for the year ended December 31, 2006 upon the implementation of SFAS 123R as of January 1, 2006.
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
     Advertising costs during each of the years in the three year period ended December 31, 2006 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.
     The decreased professional fees during 2006 and 2005 primarily resulted from lower allocated fees associated with compliance with the Sarbanes Oxley Act partially offset by attorney fees associated with a proposed Ryan Beck initial public offering, which was initiated in 2006 and ultimately lead to the merger of Ryan Beck with Stifel.
     The increase in other expenses during the year ended December 31, 2006 compared to the same 2005 period primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These services were previously performed by the Company’s employees and accordingly these expenses were primarily reflected in compensation expense during the 2005 period.

BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at December 31, 2006 and 2005 were $6.5 billion. The changes in components of total assets from December 31, 2005 to December 31, 2006 are summarized below:
•	Lower cash and due from depository institution balances resulting from a decline in cash letter receivables resulting from electronic clearing;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the flat to inverted yield curve environment that existed during 2006;

•	Higher investment securities balances due to additional investments in tax exempt securities;

•	Increase in tax certificate balances associated with expanding purchases outside of Florida:

•	Higher investment in FHLB stock related to additional FHLB advance borrowings;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a slow-down in the real estate construction market;

•	Higher residential loans held for sale balances resulting from an increase in originated loans;

•	Increase in accrued interest receivable resulting from higher earning asset yields during 2006 compared to 2005;

•	Increase in real estate inventory related to a decision to build homes at the River Club real estate development;

•	Higher real estate owned balances as BankAtlantic took possession of the real estate securing a $27.2 million land development loan;

•	Increase in investment in unconsolidated subsidiaries due to additional investments in income producing real estate joint ventures during 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion and growth initiatives.
     The Company’s total liabilities at December 31, 2006 and 2005 were $6.0 billion. The changes in components of total liabilities from December 31, 2005 to December 31, 2006 are summarized below:
•	Higher interest bearing deposit balances resulting from growth in Savings and NOW checking deposit accounts associated with the “Florida’s Most Convenient Bank” marketing initiatives;

•	Lower non-interest bearing deposit balances primarily resulting from a decline in the average customer account balances during 2006;

•	Increase in FHLB advance borrowings to fund the decline in short-term borrowings;

•	Decrease in development notes payable associated with the repayment of River Club real estate development borrowings from third party lenders;

•	Decrease in other liabilities associated with the payment of a $10 million reserve established for possible AML-BSA fines and penalties in April 2006 and lower current income taxes payable associated with the payment of 2005 income taxes in February 2006.
     Stockholders’ equity at December 31, 2006 was $525.0 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $15.4 million, a $9.7 million increase in additional paid in capital from the issuance of common stock and associated tax benefits upon the exercise of stock options, a $5.0 million increase in additional-paid-in-capital associated with share-based compensation expense and a $5.2 million increase in accumulated other comprehensive income, net of income tax benefits associated with the reduction in the minimum pension liability and lower unrealized losses on securities available for sale at December 31, 2006. The above increases in stockholders’ equity were partially offset by the payment of $9.7 million of common stock dividends, a $15.1 million reduction in additional paid in capital resulting from the retirement of 528,896 shares of Class A common stock issued upon exercise of employee stock options and the retirement of 559,700 shares of Class A common stock associated with the Company’s Class A common stock repurchase program.

Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in income producing real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $10.0 million. During the year ended December 31, 2006, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. Share repurchases will be based on market conditions and our liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the year ended December 31, 2006, the Company repurchased and retired 559,700 shares of Class A common stock at an aggregate purchase price of $7.8 million.
     The Company has invested $77.1 million in equity securities through a third party money manager. The equity securities had a fair value of $86.6 million as of December 31, 2006. It is anticipated that these funds will be invested in this manner until such time as the funds may be needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. The Company was in compliance with all covenants contained in the facilities at December 31, 2006. The Company had no outstanding borrowings under these credit facilities at December 31, 2006.
     Upon the merger of Ryan Beck with Stifel, the Company received approximately 2,375,000 shares of Stifel common stock and upon Stifel shareholder approval will receive warrants to acquire approximately 480,000 shares of Stifel common stock at $36.00 per share, or in the event Stifel shareholders do not approve issuance of the warrants, $19.2 million. In the foreseeable future, the Company may reduce its investment in Stifel and use the proceeds to support future growth of the BankAtlantic franchise and provide additional funding for Class A common stock repurchases and additional investments.
BankAtlantic
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; distributions from income producing real estate joint ventures and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, investments in income producing joint ventures, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of December 31, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $957.8 million at December 31, 2006. BankAtlantic has established lines of credit for up to $557.9 million with other banks to purchase federal funds of which $32.0 million was outstanding as of December 31, 2006. BankAtlantic has also established a $6.2 million advance commitment with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50

million in fundings and at December 31, 2006, $7.0 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2006, BankAtlantic had $61 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at December 31, 2006 were $249 million and $69.5 million, respectively, compared to $327.3 million and $6.7 million, respectively, at December 31, 2005.
     At December 31, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $101.9 million pledged against securities sold under agreements to repurchase, $23.3 million pledged against public deposits, $50.1 million pledged against the Federal Reserve Treasury Investment Program, and $6.7 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and during the two years ended December 31, 2006 BankAtlantic opened 17 stores. The store expansion program is on-going and at December 31, 2006, BankAtlantic had $11.2 million of commitments to purchase land for store expansion. BankAtlantic’s estimated capital expenditures in connection with the 2007 store expansion initiatives are expected to be approximately $66.1 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $7.0 million which may be funded through capital contributions from BankAtlantic Bancorp or earnings.
     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2006. The total amount of principal repayments on loans and securities contractually due after December 31, 2007 was $4.6 billion, of which $1.7 billion have fixed interest rates and $2.8 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding
	on
	December 31,	For the Period Ending December 31, (1)
			2008-			2020-
	2006	2007	2009	2010-2014	2015-2019	2024	>2025
Commercial real estate	$2,109,741	$942,068	$688,677	$230,436	$184,308	$60,380	$3,872

Residential real estate	2,167,819	55,641	26,893	42,059	334,732	15,316	1,693,178

Consumer (2)	588,164	1,477	2,257	69,892	389,972	124,566	—

Commercial business	255,334	122,103	42,937	88,569	1,725	—	—

Total loans	$5,121,058	$1,121,289	$760,764	$430,956	$910,737	$200,262	$1,697,050

Total securities available for sale (3)	$558,863	$996	$3,410	$83,905	$150,424	$1,771	$318,357

(1)	Does not include deductions for the undisbursed portion of loans in process.

(2)	Includes second mortgage loans.

(3)	Does not include $92.5 million of equity securities.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2006 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$243,118	$846,216	$1,089,334
Over one year, but less than five years	11,959	11,683	23,642
Over five years	257	1,657	1,914

	$255,334	$859,556	$1,114,890

Due After One Year:
Pre-determined interest rate	$12,216	$13,340	$25,556
Floating or adjustable interest rate	—	—	—

	$12,216	$13,340	$25,556

     BankAtlantic’s geographic loan concentration at December 31, 2006 was:

Florida	56%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	5%

100%

     The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in Western and Northeastern United States, and other locations primarily relates to purchased wholesale residential real estate loans.
     At December 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Consolidated Cash Flows
     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided (used) by:
Operating activities	$3,359	$57,339	$67,295
Investing activities	(205,891)	132,220	(1,457,098)
Financing activities	174,460	(154,358)	1,404,981

(Decrease) increase in cash and cash equivalents	$(28,072)	$35,201	$15,178

     Cash flows from operating activities declined during 2006 compared to 2005 due primarily to lower net income and a decline in proceeds from the sale of loans held for sale. Cash flows from operating activities declined during 2005 compared to 2004 due primarily to lower net income.
     Cash flows from investing activities declined significantly during 2006 compared to 2005 primarily due to lower proceeds from the sales of securities available for sale and an increase in loan originations and purchases. During 2006, BankAtlantic reinvested funds received from loan repayments primarily in purchased residential loans. Cash flows from investing activities increased significantly during 2005 compared to 2004 primarily resulting from net repayments of loans receivable during 2005 compared to net originations of loans receivable during 2004 as well as lower securities purchased during 2005 compared to 2004.
     Cash flows from financing activities increased substantially during 2006 compared to 2005 primarily due to higher short term borrowings partially offset by lower deposit growth. Cash flows from financing activities declined during 2005 compared to 2004 primarily due to repayments of FHLB advances. The FHLB advances were repaid primarily from loan repayments.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes the Company’s loan commitments at December 31, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Loan Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$709,655	$90,243	$—	$—	$619,412
Standby letters of credit	67,831	67,831	—	—	—
Other commercial commitments	318,931	318,931	—	—	—

Total loan commitments	$1,096,417	$477,005	$—	$—	$619,412

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $50.4 million at December 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $17.4 million at December 31, 2006. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.

     Other loan commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     At December 31, 2006, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
     The table below summarizes the Company’s contractual obligations at December 31, 2006 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$943,184	$854,103	$77,298	$11,698	$85
Long-term debt	293,189	—	—	—	293,189
Advances from FHLB (1)	1,517,058	1,445,058	40,000	32,000	—
Operating lease obligations	88,316	8,667	16,491	12,080	51,078
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	37,956	15,456	8,250	6,250	8,000
Securities sold but not yet purchased	31,407	31,407	—	—	—

Total contractual cash obligations	$2,925,446	$2,355,629	$144,259	$64,876	$360,682

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
     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2006. The payments represent the estimated benefit payments through 2016, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2016. The actuarial present value of the projected accumulated benefit obligation was $29.6 million at December 31, 2006.
     Other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with BankAtlantic’s store expansion initiatives as well as advertising, marketing and sponsorship contracts.
     Pursuant to the agreement the for the merger of Ryan Beck with Stifel, the Company indemnified Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The Company also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck.
     During the fourth quarter of 2006, BankAtlantic initiated an investment strategy whereby agency securities are purchased and a call option is written on the purchased agency securities. BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities when interest rates rise.
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
Allowance for loan losses
     The allowance for loan losses is maintained at an amount that we believe to be adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances change the allowance for loan losses may decrease or increase significantly.
     The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral and based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for predicting losses based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing data such as historical loss experiences, loan-to-value ratios, concentration of credit risk, and delinquency trends. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include economic and business conditions, concentration of credit risk, delinquency and problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2006, our allowance for loan losses was $43.6 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
     We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the five year period ended December 31, 2006 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.58% at December 31, 2001 to 0.94% at December 31, 2006. If our historical loss experience increased or decreased in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2006, we estimate that our pre-tax earnings would increase or decrease, respectively, by approximately $12 million.
Valuation of securities and trading activities
     We record our securities available for sale, investment securities, and derivative instruments in our statement of financial condition at fair value. We use the following four methods for valuation: quoted market prices, matrix pricing, quoted broker prices and a management valuation model. Our policy is to use quoted market prices when available. Quoted market prices are available for equity securities, but quoted market prices are not available for our mortgage-backed securities, other securities and tax exempt securities.
     The following table provides the sources of fair value for our securities and derivative instruments at December 31, 2006 (in thousands):

		Quoted
	Quoted Market	Broker	Matrix	Valuation
	Prices	Prices	Pricing	Model	Total
Securities:
Mortgage-backed securities	$—	$—	$361,750	$—	$361,750
Tax exempt securities	—	20,099	377,145	—	397,244
Other securities	—	—	—	675	675

Total debt securities	—	20,099	738,895	675	759,669
Total derivative instruments	—	—	—	—	—
Total equity securities	92,453	—	—	—	92,453

Total	$92,453	$20,099	$738,895	$675	$852,122

     Equity securities trade daily on various stock exchanges or inter-dealer quotation systems. The fair value of these securities in our statement of financial condition is based on the closing price quotations or sales prices at period end. The closing quotation or sales price excludes retail markups, markdowns or commissions and does not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.
     For a small portion of our tax exempt securities being held in a custody account at an unrelated financial institution, we use the broker price quotes reflected on the custody account statements delivered by that bank as quoted market prices are not available for these securities.
     We subscribe to a third-party service to obtain matrix pricing to determine the fair value of our mortgage-backed securities and tax exempt securities as set forth in the table above. The matrix pricing computes the fair value of mortgage-backed securities and tax-exempt debt securities based on the coupon rate, maturity date and estimates of future prepayment rates. We use matrix pricing to value these securities as quoted market prices are unavailable for these types of securities.
     The valuations obtained from the matrix pricing and broker price quotes are not actual transactions and may not reflect the actual amount that would be realized upon sale. The interest rate and prepayment assumptions used in the matrix pricing and broker price quotes are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust our debt securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income.
     Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

     At December 31, 2006, the fair value and unrealized loss associated with securities was $852.1 million. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $84.5 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $75.8 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
Impairment of Goodwill and Other Intangible Assets
     We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2006 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2006, total goodwill from continuing operations was $70.5 million. The fair value of our bank operations reportable segments assigned goodwill exceeds the carrying value by $513 million at September 30, 2006.
Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned. At December 31, 2006 the balance of these assets was $266.8 million.
     Our core deposit intangible assets are periodically reviewed for impairment at the store level by reviewing the undiscounted cash flows by store in order to assess recoverability. At December 31, 2006 our core deposit intangible asset was $6.8 million. The undiscounted cash flows of the stores assigned to the core deposit intangible asset exceeded its carrying amount at September 30, 2006.
     During the second quarter of 2006, we began implementing a software application to improve customer service at our call center. As a consequence, the estimated life of our existing call center software was shortened resulting in $527,000 of accelerated depreciation during the year ended December 31, 2006.
     During the second quarter of 2005, we relocated our corporate headquarters and finalized a plan to raze the old corporate headquarters building and construct a store on the site. As a consequence of the relocation and the expected demolition of the old corporate headquarters building we recorded an impairment charge of $3.7 million during the year ended December 31, 2005.
     During 2004, we finalized a plan to renovate the interior of BankAtlantic’s stores. As a result of the renovation plan, BankAtlantic shortened the estimated lives of store fixed assets resulting in $1.5 million and $900,000 of accelerated depreciation and amortization during 2004 and 2005, respectively.

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
Accounting for Contingencies
     Contingent liabilities consist of liabilities that we may incur in connection with our indemnity obligation to Stifel following the Ryan Beck-Stifel merger and, litigation, regulatory and tax uncertainties arising from the conduct of our business activities. We established reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals to assist with assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2006, total reserves for contingent liabilities included in other liabilities were $1.5 million.
Share-based Compensation
     The Company adopted SFAS 123R as of January 1, 2006 and began recognizing compensation costs based on the fair value of the stock-based award at the grant date. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
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
Dividends
     The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision — Limitation on Capital Distributions.”
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
Consolidated Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$144,931	$161,943	$138,788	$218,431	$664,093
Hybrids ARM less than 5 years	148,908	104,424	30,489	—	283,821
Hybrids ARM more than 5 years	282,048	331,526	323,296	277,881	1,214,751
Commercial loans	1,409,577	92,388	80,767	19,232	1,601,964
Small business loans	184,842	74,731	23,412	10,059	293,044
Consumer	554,754	5,459	4,459	17,177	581,849

Total loans	2,725,060	770,471	601,211	542,780	4,639,522

Investment securities
Tax exempt securities	3	9,914	30,113	357,439	397,469
Taxable investment securities	256,085	64,715	72,123	53,544	446,467
Tax certificates	195,391	—	—	—	195,391

Total investment securities	451,479	74,629	102,236	410,983	1,039,327

Total interest earning assets	$3,176,539	$845,100	$703,447	$953,763	$5,678,849

Total interest bearing liabilities	$3,422,526	$356,883	$267,788	$1,573,975	$5,621,172

GAP (repricing difference)	$(245,987)	$488,217	$435,659	$(620,212)
Cumulative GAP	$(245,987)	$242,230	$677,889	$57,677
Repricing Percentage	-3.98%	7.89%	7.04%	-10.02%

Cumulative Percentage	-3.98%	3.92%	10.96%	0.93%

Total assets					6,187,122

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
     Certain assumptions by the Company in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings

•	Reinvestment in earning assets.
     The prepayment assumptions used in the model are:

•	Fixed rate mortgages	20%
•	Fixed rate securities	14%
•	Tax certificates	10%
•	Adjustable rate mortgages	15%
•	Adjustable rate securities	17%
     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

     Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$241,341	-5.94%
+100 bp	$252,047	-1.74%
0	$256,482	—
-100 bp	$256,485	0.00%
-200 bp	$252,346	-1.62%

As of December 31, 2005
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$258,020	1.47%
+100 bp	$259,549	2.15%
0	$254,715	—
-100 bp	$247,130	-3.37%
-200 bp	$232,813	-9.72%
     BankAtlantic Bancorp has $263.3 of outstanding junior subordinated debentures of which $128.9 million bear interest at variable rates and adjusts quarterly, $57.1 million bears interest at an 8.5% fixed rate and $77.3 million bear interest at a weighted average rate of 6.46% and will adjust quarterly in periods after April 2008. The junior subordinated debentures are callable during 2007 and 2008.
Equity Price Risk
     We also maintain a portfolio of equity securities in our Parent Company that subject us to equity pricing risks which would arise as the relative values of our equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of our available for sale equity securities at December 31, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$110,944	$18,491
10%	$101,698	$9,245
0%	$92,453	$—
-10%	$83,208	$(9,245)
-20%	$73,962	$(18,491)
     Excluded from the above table is $1.5 million of investments in private companies and a $5.0 million investment in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry and the general partner provided us with a $6.7 million fair value at December 31, 2006. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant uncertainty.

     In connection with the Ryan Beck-Stifel merger, the Company is subject to equity pricing risks associated with the Stifel equity securities received in the merger. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock. The trading market for Stifel shares may not be liquid enough to permit us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all (See “Item 1A. Risk Factors” “Our portfolio of equity securities subjects us to equity pricing risks”).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Rule 13a-15(f) (under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein. See “Financial Statements and Supplementary Data.”

/s/ Alan B, Levan Alan B. Levan
Chairman, President and
Chief Executive Officer

/s/ James A. White James A. White
Executive Vice President Chief Financial Officer
March 1, 2007

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of
BankAtlantic Bancorp, Inc.:
     We have completed integrated audits of BankAtlantic Bancorp, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 16 to the financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 1, 2007

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2006	2005
ASSETS
Cash and due from depository institutions (See Note 19)	$133,182	$161,666
Federal funds sold and other short-term investments (See Note 4)	5,722	3,229
Securities available for sale (at fair value) (See Notes 5,13,14)	651,316	674,544
Investment securities held-to-maturity (approximate fair value: $209,020 and $200,396) (See Notes 6,14)	206,682	200,718
Tax certificates net of allowance of $3,699 and $3,271 (See Note 7)	195,391	163,726
Federal Home Loan Bank stock, at cost which approximates fair value (See Notes 12,19)	80,217	69,931
Discontinued operations assets held for sale (See Note 3)	190,763	240,109
Loans receivable, net of allowance for loan losses of $43,602, and $41,192 (See Notes 8,12,13,15)	4,586,607	4,618,874
Residential loans held for sale (See Notes 8,12)	9,313	2,538
Accrued interest receivable (See Note 9)	47,673	41,490
Real estate held for development and sale (See Note 26)	25,333	21,177
Real estate owned (See Note 8)	21,747	967
Investments in unconsolidated subsidiaries (See Note 27)	15,069	12,464
Office properties and equipment, net (See Note 10)	219,717	146,547
Deferred tax asset, net (See Note 17)	13,593	17,886
Goodwill (See Note 1)	70,490	70,490
Core deposit intangible asset, net (See Note 1)	6,834	8,395
Other assets (See Notes 15, 18)	16,013	16,660

Total assets	$6,495,662	$6,471,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,871,116	$2,732,727
Non-interest bearing deposits	995,920	1,019,949

Total deposits (See Note 11)	3,867,036	3,752,676

Advances from FHLB (See Note 12)	1,517,058	1,283,532
Securities sold under agreements to repurchase (See Note 14)	101,932	116,026
Federal funds purchased and other short term borrowings (See Note 13)	32,026	139,475
Secured borrowings (See Note 15)	—	138,270
Subordinated debentures, notes and bonds payable (See Note 15)	29,923	39,092
Junior subordinated debentures (See Note 15)	263,266	263,266
Discontinued operations liabilities held for sale (See Note 3)	95,246	133,763
Other liabilities	64,193	88,975

Total liabilities	5,970,680	5,955,075

Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 56,157,425 and 55,884,089 shares	562	559
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	260,460	261,720
Unearned compensation — restricted stock grants	—	(936)
Retained earnings	265,089	261,279

Total stockholders’ equity before accumulated other comprehensive loss	526,160	522,671
Accumulated other comprehensive loss	(1,178)	(6,335)

Total stockholders’ equity	524,982	516,336

Total liabilities and stockholders’ equity	$6,495,662	$6,471,411

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2006	2005	2004
Interest income:
Interest and fees on loans	$312,960	$293,250	$209,719
Interest and dividends on securities available for sale	17,574	19,673	18,083
Interest on tax exempt securities	15,289	14,422	4,048
Interest and dividends on taxable investments and tax certificates	21,354	18,549	17,354

Total interest income	367,177	345,894	249,204

Interest expense:
Interest on deposits (See Note 11)	58,959	40,084	28,355
Interest on advances from FHLB	66,492	62,175	37,689
Interest on securities sold under agreements to repurchase and federal funds purchased	15,089	9,599	3,191
Interest on secured borrowings	2,401	10,144	—
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	25,045	21,786	18,961
Capitalized interest on real estate development	(929)	(1,879)	(1,398)

Total interest expense	167,057	141,909	86,798

Net interest income	200,120	203,985	162,406
Provision for (recovery from) loan losses (See Note 8)	8,574	(6,615)	(5,109)

Net interest income after provision for (recovery from) loan losses	191,546	210,600	167,515

Non-interest income:
Service charges on deposits	90,472	61,956	51,435
Other service charges and fees	27,542	23,347	23,620
Securities activities, net (See Note 5)	9,813	847	3,730
(Loss) income from real estate operations (See Note 26)	(982)	4,480	2,405
Income from unconsolidated subsidiaries (See Note 27)	1,667	621	485
Gains associated with debt redemption (See Note 12)	1,528	—	—
Litigation settlement (See Note 28)	—	—	22,840
Gains (losses) on sales of office properties and equipment, net	1,627	277	(17)
Gains on sales of loans, net	680	742	483
Other	10,269	10,029	8,004

Total non-interest income	142,616	102,299	112,985

Non-interest expense:
Employee compensation and benefits (See Notes 16,18)	150,804	117,573	96,196
Occupancy and equipment (See Note 10)	57,308	41,621	32,717
Advertising and promotion	35,067	27,317	16,301
Check losses	8,615	5,176	2,878
Professional fees	8,291	10,590	12,725
Supplies and postage	6,853	5,669	4,474
Telecommunication	4,785	3,948	3,047
Amortization of intangible assets	1,561	1,627	1,715
Cost associated with debt redemption (See Note 12)	1,457	—	11,741
Fines and penalties, complaince matters (See Note 19)	—	10,000	—
Impairment of office properties and equipment ( See Note 10 )	—	3,706	—
Other	25,445	19,743	17,199

Total non-interest expense	300,186	246,970	198,993

Income from continuing operations before income taxes	33,976	65,929	81,507
Provision for income taxes (See Note 17)	7,097	23,403	28,222

Income from continuing operations	26,879	42,526	53,285
Discontinued operations (less applicable income taxes (benefit) of ($8,001), $10,095 and $11,688)	(11,492)	16,656	17,483

Net income	$15,387	$59,182	$70,768

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Earnings per share (See Note 25)
Basic earnings per share from continuing operations	$0.44	$0.70	$0.90
Basic earnings per share from discontinued operations	(0.19)	0.28	0.29

Basic earnings per share	$0.25	$0.98	$1.19

Diluted earnings per share from continuing operations	$0.43	$0.67	$0.85
Diluted earnings per share from discontinued operations	(0.18)	0.25	0.26

Diluted earnings per share	$0.25	$0.92	$1.11

Cash dividends per Class A share	$0.158	$0.146	$0.136

Cash dividends per Class B share	$0.158	$0.146	$0.136

Basic weighted average number of common shares outstanding	61,095,458	60,426,107	59,525,532

Diluted weighted average number of common and common equivalent shares outstanding	62,563,201	63,119,531	63,056,435

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2006

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	Income (loss)	Total
BALANCE, DECEMBER 31, 2003		$593	$259,770	$148,311	$(1,178)	$5,956	$413,452
Net income	$70,768	—	—	70,768	—	—	70,768

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax expense of $188)	342
Minimum pension liability (less income tax benefit of $2,758)	(4,903)
Reclassification adjustment for net gain included in net income (less income tax expense of $2,758)	(2,387)

Other comprehensive (loss)	(6,948)

Comprehensive income	$63,820

Dividends on Class A common stock		—	—	(7,460)	—	—	(7,460)
Dividends on Class B common stock		—	—	(664)	—	—	(664)
Issuance of Class A common stock		15	3,724	—	—	—	3,739
Tax effect relating to the exercise of stock options		—	6,610	—	—	—	6,610
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,348)				(4,351)
Retirement of Class A common stock		(4)	(6,054)	—	—	—	(6,058)
Amortization of unearned compensation - restricted stock grants		—	—	—	177	—	177
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(6,948)	(6,948)

BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2006

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2004		$601	$259,702	$210,955	$(1,001)	$(992)	$469,265
Net income	$59,182	—	—	59,182	—	—	59,182

Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $2,204)	(3,812)
Minimum pension liability (less income tax benefit of $942)	(989)
Reclassification adjustment for net gain included in net income (less income tax expense of $305)	(542)

Other comprehensive loss	(5,343)

Comprehensive income	$53,839

Dividends on Class A common stock		—	—	(8,145)	—	—	(8,145)
Dividends on Class B common stock		—	—	(713)	—	—	(713)
Issuance of Class A common stock upon exercise of stock options		10	2,318	—	—	—	2,328
Issuance of Class A restricted stock		—	174	—	(174)	—	—
Tax effect relating to share-based compensation		—	4,538	—	—	—	4,538
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,665)	—	—	—	(4,668)
Amortization of unearned compensation - restricted stock grants		—	—	—	239	—	239
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	(5,343)	(5,343)

BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2006

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		(1)	(935)	—	936	—	—
Net income	$15,387	—	—	15,387	—	—	15,387

Other comprehensive income (loss), net of tax:
Unfunded pension liability (less income tax expense of $1,395)	1,594
Unrealized gain on securities available for sale (less income tax expense of $5,272)	10,235
Reclassification adjustments:
Realized net periodic pension costs (less income tax benefit of $171)	(195)
Realized gains on securities available for sale (less income tax benefit of $3,336)	(6,477)

Other comprehensive income	5,157

Comprehensive income	$20,544

Dividends on Class A common stock		—	—	(8,908)	—	—	(8,908)
Dividends on Class B common stock		—	—	(770)	—	—	(770)
Issuance of Class A common stock upon exercise of stock options		14	6,014	—	—	—	6,028
Tax effect relating to share-based compensation		—	3,719	—	—	—	3,719
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,261)	—	—	—	(7,266)
Purchase and retirement of Class A common stock		(5)	(7,828)	—	—	—	(7,833)
Share based compensation expense		—	5,031	—	—	—	5,031
Net change in accumulated other comprehensive loss, net of income taxes		—	—	—	—	5,157	5,157

BALANCE, DECEMBER 31, 2006		$611	$260,460	$265,089	$—	$(1,178)	$524,982

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2006	2005	2004
Operating activities:
Net income	$15,387	$59,182	$70,768
Adjustment to reconcile net income to net cash provided by operating activities:
Provision (recovery) and valuation allowances, net (1)	8,883	(6,265)	(5,105)
Cumulative effect adjustment for SAB No. 108	(1,899)	—	—
Depreciation, amortization and accretion, net	22,711	16,212	16,299
Amortization of deferred revenue	3,854	2,368	1,425
Amortization of intangible assets	1,561	1,627	1,715
Share-based compensation expense	5,068	—	—
Tax benefits from share-based compensation	(3,719)	—	—
Securities activities, net	(9,813)	(847)	(3,730)
Net gains on sales of real estate owned	(1,443)	(1,840)	(694)
Net gains on sales of loans held for sale	(680)	(742)	(483)
Net (gains) losses on sales of property and equipment	(1,627)	(277)	17
Gain on sale of branch	—	(922)	—
(Increase) decrease in deferred tax assets, net	(3,550)	(5,895)	6,633
Litigation settlement	—	—	(22,840)
Net (gains) losses associated with debt redemption	(71)	—	11,741
Impairment of office properties and equipment	—	3,706	—
Reserve for fines and penalties, compliance matters	—	10,000	—
Increase in forgivable notes receivable, net	(6,111)	(6,999)	(8,079)
Originations and repayments of loans held for sale, net	(93,887)	(125,487)	(163,988)
Proceeds from sales of loans held for sale	87,793	128,337	171,192
(Increase) decrease in real estate held for development and sale	(3,703)	8,043	(5,889)
Decrease (increase) in securities owned, net	67,910	(54,849)	(878)
(Decrease) increase in securities sold but not yet purchased	(3,770)	(4,285)	1,649
Increase in accrued interest receivable	(6,183)	(5,508)	(8,116)
(Increase) decrease in other assets	(1,943)	(2,921)	1,342
(Decrease) increase in due to clearing agent	(40,115)	41,105	(25,202)
(Decrease) increase in other liabilities	(31,294)	3,596	29,518

Net cash provided by operating activities	3,359	57,339	67,295

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2006	2005	2004
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	199,482	210,493	212,983
Purchase of investment securities and tax certificates	(236,952)	(268,364)	(301,825)
Purchase of securities available for sale	(143,272)	(227,179)	(676,900)
Proceeds from sales and maturities of securities available for sale	181,434	300,469	304,703
Purchases of FHLB stock	(49,950)	(29,870)	(49,923)
Redemption of FHLB stock	39,664	38,558	11,629
Investments in unconsolidated subsidiaries	(7,159)	(4,554)	—
Distributions from unconsolidated subsidiaries	4,549	—	—
Net repayments (purchases and originations) of loans	(105,900)	151,584	(913,496)
Proceeds from sales of real estate owned	4,382	3,872	3,821
Proceeds from the sale of property and equipment	35	651	—
Purchases of office property and equipment, net	(92,204)	(43,440)	(48,090)

Net cash provided by (used in) investing activities	(205,891)	132,220	(1,457,098)

Financing activities:
Net increase in deposits	114,360	313,190	399,060
Cash outflows from the sale of branch	—	(13,605)	—
Repayments of FHLB advances	(2,551,344)	(1,506,832)	(469,323)
Proceeds from FHLB advances	2,785,000	1,246,000	1,220,000
Net (decrease) increase in securities sold under agreements to repurchase	(14,094)	(180,617)	157,834
Net (decrease) increase in federal funds purchased	(107,449)	34,475	105,000
Repayments of secured borrowings	(26,516)	(101,924)	—
Proceeds from secured borrowings	—	65,293	—
Repayment of notes and bonds payable	(14,169)	(5,085)	(1,798)
Proceeds from notes and bonds payable	5,000	6,436	2,944
Capital contributions in managed fund by investors	2,905	—	—
Capital withdrawals in managed fund by investors	(4,203)	—	—
Excess tax benefits from share-based compensation	3,719	—	—
Proceeds from issuance of Class A common stock	1,479	1,179	2,334
Payment of the minimum withholding tax upon the exercise of stock options	(2,717)	(3,519)	(2,946)
Purchase and retirement of Class A common stock	(7,833)	—	—
Purchase of subsidiary common stock	—	(491)	—
Dividends paid	(9,678)	(8,858)	(8,124)

Net cash (used in) provided by financing activities	174,460	(154,358)	1,404,981

(Decrease) increase in cash and cash equivalents	(28,072)	35,201	15,178
Cash and cash equivalents at the beginning of period	170,261	135,060	119,882
Cash and cash equivalents of discontinued assets held for sale	(3,285)	(5,366)	(3,674)

Cash and cash equivalents at end of period(2)	$138,904	$164,895	$131,386

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2006	2005	2004
Cash paid for:
Interest on borrowings and deposits	$166,467	$143,706	$87,869
Income taxes	22,630	10,788	26,565
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	23,728	2,307	1,401
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	4,538	6,610
Reduction in loan participations sold accounted for as secured borrowings	111,754	—	—
Exchange of branch facilities	2,350	—	—
Change in accumulated other comprehensive income	5,157	(5,343)	(6,948)
Change in deferred taxes on other comprehensive income	3,161	(3,451)	(3,903)
Securities purchased pending settlement	—	6,183	25,546
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	4,549	1,149	1,405
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	—	6,058

(1)	Represents provision for loan losses, REO and tax certificates.

(2)	These amounts have been revised to reflect the classification of cash and cash equivalents that are reported in discontinued operations assets held for sale (See Note 3).
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company,”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. On January 8, 2007, the Company entered into an agreement and Plan of Merger with Stifel Financial Corp (“Stifel”) to merge the Company’s wholly-owned subsidiary, Ryan Beck Holdings, Inc. (“Ryan Beck”) and its subsidiaries into a Stifel wholly-owned subsidiary in exchange for shares of Stifel common stock and warrants to acquire shares of Stifel Common Stock. The receipt of warrants is subject to Stifel shareholder approval and if the Stifel shareholder approval is not obtained the Company will receive $20 million instead of Stifel warrants. As a consequence of the pending merger of Ryan Beck with Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented.
     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2006, BankAtlantic operated through a network of over 90 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     The Company has two classes of common stock. Class A shareholders are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 15% of the Company’s outstanding Class A common stock resulting in BFC owning 22% of the Company’s aggregate outstanding common stock. The percent of total common equity represented by Class A and Class B common stock was 92% and 8% at December 31, 2006, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, evaluation of securities for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset, valuation allowance, accounting for contingencies, and accounting for share-based compensation. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent.
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2006.
     Consolidation Policy — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, majority-owned subsidiaries and variable interest entities in which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN No. 46”). Ryan Beck follows specialized broker/dealer industry practices for the recording of its securities owned and securities sold but not yet purchased. No gains and losses are recorded on the issuance of subsidiary common stock. All inter-company transactions and balances have been eliminated.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in income from discontinued operations. The fair value of these trading positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation models associated with securities that are not readily marketable.
     Investment Securities — Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
     Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activity of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
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
     Interest on securities, including the amortization of premiums and the accretion of discounts, are reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
     Derivative Instruments — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from such fair value adjustments recorded in securities activities, net on the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.
     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are carried at cost, which approximates fair value.
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
     Loans — Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs,

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.
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
     Transfer of Loan Participations — BankAtlantic transfers participation rights in certain commercial real estate loans with servicing retained. These participation rights transfers are accounted for as loan sales when the transferred asset has been isolated from BankAtlantic and beyond the reach of BankAtlantic’s creditors, the transferee’s right to pledge or exchange the loan is not constrained and BankAtlantic does not have control over the loan. If the above criteria are not met, BankAtlantic accounts for the loan participation rights transfers as a secured borrowing.
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
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each homogenous loan product. These amounts are adjusted, if necessary, at period end based on directional adjustments by each category.
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis.
     Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.

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
     Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various housing units within the respective area based upon the most practicable method, including specific identification and allocation based upon the unit method. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated and are allocated to those housing units based upon the unit method. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred.
     Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project.
     Revenue and all related costs and expenses from real estate sales are recognized at closing. This is when title to and possession of the property and risks and rewards of ownership transfer to the buyer and other sale and profit recognition criteria are satisfied.
     Investments in Unconsolidated Subsidiaries — The Company follows the equity method of accounting to record its interests in subsidiaries in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not the primary beneficiary. As a result, the Company accounts for its interests in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.
     Goodwill and Other Intangible Assets — Goodwill is recorded at the acquisition date of a business and tested for impairment annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $8.3 million at December 31, 2006.
     Office Properties and Equipment— Land is carried at cost. Office properties, leasehold improvements, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Direct costs associated with the development of internal-use software are capitalized and amortized over 3 — 5 years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Expenditures for new properties, leasehold improvements, equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
     Impairment of Long Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the full carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company compares the expected undiscounted future cash flows to the carrying amount of the asset and records an impairment loss if the carrying amount exceeds the expected future cash flows based on the estimated discounted cash flows generated by the long-lived assets.
     Long-lived assets to be abandoned are considered held and used until disposed. The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) ceases.
     Advertising — Advertising expenditures are expensed as incurred.
     Income Taxes — The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized.
     Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.
     Earnings Per Share — Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if convertible securities or options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings per share, equity in earnings of subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.
     Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit.
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the years ended December 31, 2005 and 2004, the Company accounted for share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Discontinued Operations —represents Ryan Beck’s results of operations. Ryan Beck’s activities include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent and fees earned from providing merger and acquisition and financial advisory services. These fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed. Gains and losses from securities transactions are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Commission income and expenses related to customers’ securities transactions are reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.
New Accounting Pronouncements:
     In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”. FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The interpretation revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation is effective for the Company as of January 1, 2007 and any changes in net assets that result from the application of this interpretation was an adjustment to retained earnings. The adoption of FIN 48 on January 1, 2007, did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement applies to financial statements issued for fiscal years ending after December 15, 2006. The Company adopted the recognition and disclosure provisions of this Statement prospectively as of December 31, 2006. The adoption of this Statement had no significant impact on the Company’s financial statements as of December 31, 2006.
2. Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. Previously, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. Prior to the application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying identified financial statement errors. This method led to an accumulation of errors on the Company’s consolidated statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain methods requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
     SAB No. 108 permits companies to initially apply its provisions by either restating prior period financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings.
     The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of quantifying the effects

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of prior period financial statement misstatements using the dual-approach compared to the roll-over method on opening statement of financial condition balances is summarized as follows: (in thousands)

Cumulative
Effect Adjustment
As of
January 1,
2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	$2,396

Increase in deferred tax asset	497

Decrease in retained earnings	$1,899

(1)	The Company has historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	The Company pays a fixed fee for certain data processing transaction services and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to the Company over a twelve month period. The Company accounted for these charges when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows:

	Occupancy and	Tax
For the years ended December 31,	Equipment Expense	Effect	Net
2002	$221	$85	$136
2003	276	106	170
2004	533	206	327
2005	444	171	273

	$1,474	$568	$906

     The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.
3. Discontinued Operations and Merger
     In February 2007, the Company and the Ryan Beck option holders (collectively “the Shareholders”) exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for 2,531,278 shares of Stifel Common Stock and five-year warrants to purchase an aggregate of 500,000 shares of Stifel Common Stock at an exercise price of $36.00 per share (the “Warrants”). The issuance of the Warrants is subject to Stifel shareholder approval. The Shareholders will receive $20 million in cash if the Stifel shareholders do not approve the issuance of Warrants. Stifel must substitute cash consideration for Stifel common stock in order to limit the shares issued in the transaction to 19.9% of the outstanding common stock immediately prior to the merger.
     The Stifel agreement also provides for contingent earn-out payments, payable, at Stifel’s election, in cash or shares of Stifel Common Stock, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the consummation of the transaction. The contingent earn-out payments, if any, are accounted for as additional proceeds from the exchange of Ryan Beck common stock when earned with a corresponding increase in the Company’s investment in Stifel. The Company has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     All outstanding options to acquire shares of Ryan Beck Common Stock were cancelled in exchange for the option holders receiving a pro-rata interest in the above merger consideration. The approximate allocation of the initial merger consideration of Stifel common stock and warrants (if approved by Stifel shareholders), is as follows:

	The	Option	Total
	Company	Holders	Consideration
Allocation Percentage (1)	96.23%	3.77%	100.00%

Initial Share Consideration	2,375,000	93,000	2,468,000
Cash Consideration (in thousands)	$675	$27	$702
Warrants to acquire Stifel stock at $36.00 per share	480,000	20,000	500,000

(1)	the contingent earn-out payments, if any, will change the allocation percentages as the initial merger consideration for the option holders was reduced by the options’ exercise price.
     Based on the initial consideration of shares of Stifel Common Stock issued to the Company at the time of the merger, the Company owns approximately 16% of the outstanding voting stock of Stifel and therefore does not have the ability to exercise significant influence over Stifel’s operations. As such the Company’s investment in Stifel is accounted for under the cost method of accounting and will be reflected in the Company’s Consolidated Financial Statements as securities available for sale.
     Stifel has agreed to register the shares of Stifel Common Stock issuable in connection with the merger and to grant the Company incidental “piggy-back” registration rights. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel Common Stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel Common Stock received by it within the two-year period following the initial registration of such securities.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of earnings from discontinued operations are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Investment banking revenue	$218,461	$253,311	$243,155

Non-interest expense
Employee compensation and benefits	170,605	165,325	158,868
Occupancy and equipment	16,588	15,816	15,429
Advertising and promotion	5,788	5,418	4,735
Professional fees	8,790	6,706	5,482
Communications	15,187	13,554	12,527
Floor broker and clearing fees	8,612	9,118	9,835
Interest expense	5,995	3,419	924
Other	6,389	7,204	6,184

Total non-interest expense	237,954	226,560	213,984

(Loss) income from discontinued operations before income taxes	(19,493)	26,751	29,171
Income tax (benefit) provision	(8,001)	10,095	11,688

(Loss) income from discontinued operations, net of tax	$(11,492)	$16,656	$17,483

     The assets and liabilities associated with discontinued operations included in the Company’s consolidated statement of financial condition consisted of the following (in thousands):

	As of December 31,
	2006	2005
ASSETS:
Cash	$3,285	$5,366
Securities owned	112,382	180,292
Loans receivable	—	3,360
Office properties and equipment, net	9,644	7,573
Deferred tax asset, net	16,411	11,729
Goodwill	6,184	6,184
Due from clearing agent	15,629	—
Other assets	27,228	25,605

Total assets	$190,763	$240,109

LIABILITIES:
Securities sold but not yet purchased	$31,407	$35,177
Due to clearing agent	—	24,486
Other liabilities	63,839	74,100

Total liabilities	$95,246	$133,763

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash flows from discontinued operations included in the Company’s consolidated statement of cash flows consisted of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$516	$1,467	$8,977
Net cash (used in) provided by investing activities	$(1,298)	$225	$(5,861)
Net cash (used in) provided by financing activities	$(1,299)	$—	$4,856
4. Federal Funds Sold and Other Short Term Investments
     The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended
	2006	2005	2004
Ending Balance	$691	$1,057	$5,100
Maximum outstanding at any month end within period	$16,276	$8,648	$54,530
Average amount invested during period	$1,824	$4,275	$6,282
Average yield during period	3.00%	1.87%	0.75%
     As of December 31, 2006, 2005 and 2004, the Company had $5.0 million, $2.2 million and $11.0 million, respectively, invested in money market accounts with unrelated brokers.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Securities Available for Sale
     The following tables summarize securities available-for-sale (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$324,646	$1,366	$3,113	$322,899
Real estate mortgage investment conduits (1)	40,919	—	2,068	38,851

Total mortgage-backed securities	365,565	1,366	5,181	361,750

Investment Securities:
Tax-exempt securities	197,287	822	1,671	196,438
Other bonds	685	—	10	675
Equity securities	82,884	9,569	—	92,453

Total investment securities	280,856	10,391	1,681	289,566

Total	$646,421	$11,757	$6,862	$651,316

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond.

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$337,381	$1,547	$4,749	$334,179
Real estate mortgage investment conduits	49,797	—	2,436	47,361

Total mortgage-backed securities	387,178	1,547	7,185	381,540

Investment Securities:
Tax-exempt securities	204,441	325	2,795	201,971
Other bonds	588	—	—	588
U.S. Treasury notes	998	2	—	1,000
Equity securities	82,138	7,307	—	89,445

Total investment securities	288,165	7,634	2,795	293,004

Total	$675,343	$9,181	$9,980	$674,544

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$30,868	$(88)	$142,632	$(3,025)	$173,500	$(3,113)
Real estate mortgage investment conduits	—	—	38,851	(2,068)	38,851	(2,068)
Tax exempt securities	29,715	(65)	79,169	(1,606)	108,884	(1,671)
Other bonds	242	(8)	198	(2)	440	(10)

Total available for sale securities:	$60,825	$(161)	$260,850	$(6,701)	$321,675	$(6,862)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2006 were caused primarily by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises and state municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2006 were also caused by interest rate increases. These securities are guaranteed by government agencies and state municipalities and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$156,852	$(2,110)	$101,168	$(2,639)	$258,020	$(4,749)
Real estate mortgage investment conduits	12,210	(346)	35,151	(2,090)	47,361	(2,436)
Tax exempt securities	107,089	(1,209)	49,657	(1,586)	156,746	(2,795)

Total available for sale securities:	$276,151	$(3,665)	185,976	$(6,315)	462,127	$(9,980)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
December 31, 2006 (1) (2) (3)
Due within one year	$997	$996
Due after one year, but within five years	13,918	13,419
Due after five years, but within ten years	177,737	177,379
Due after ten years	370,885	367,069

Total	$563,537	$558,863

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.

(3)	Amounts include $163 million of callable tax exempt securities with call dates ranging from 2008 to 2014.
     The components of securities activities, net were (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Gross gains on securities activities	$10,137	$859	$3,694
Realized gross losses on securities activities	(168)	(18)	—
Unrealized gains on derivative transactions	—	12	36
Realized losses on derivative transactions	(156)	(6)	—

Securities activities, net	$9,813	$847	$3,730

     Proceeds from sales of securities available for sale were $70.3 million, $127.9 million and $95.6 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Company’s Consolidated Statement of Operations in “Securities activities, net.” The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2006	2005	2004
Net change in other comprehensive income on securities available for sale	$5,694	$(6,863)	$(3,190)
Change in deferred tax benefit on net unrealized losses on securities available for sale	1,936	(2,509)	(1,145)

Change in stockholders’ equity from net unrealized losses on securities	$3,758	$(4,354)	$(2,045)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The components of accumulated other comprehensive loss included in stockholders’ equity was as follows (in thousands):

	December 31,
	2006	2005
Unrealized gains on securities	$3,315	$(443)
Unrecognized losses from defined benefit pension plan	(4,493)	—
Minimum pension liability	—	(5,892)

Accumulated other comprehensive loss	$(1,178)	$(6,335)

6. Investment Securities Held-to-Maturity and Certain Equity Securities
     The following tables summarize investment securities held–to-maturity (in thousands):

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax exempt securities (2)(3)	$200,182	$962	$338	$200,806
Equity securities (1)	6,500	1,714	—	8,214

	$206,682	$2,676	$338	$209,020

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax exempt securities(2)	$193,918	$313	$1,428	$192,803
Equity securities (1)	6,800	793	—	7,593

	$200,718	$1,106	$1,428	$200,396

(1)	Equity securities consist of equity instruments purchased through private placements which do not have readily determinable fair values and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(2)	Tax exempt securities consist of municipal bonds.

(3)	Amounts include $196.6 million of callable tax exempt securities with call dates ranging from 2007 to 2016.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31, 2006
Tax exempt securities	$47,603	$(202)	$12,354	$(136)	$59,957	$(338)

As of December 31, 2005
Tax exempt securities	$116,393	$(1,132)	$11,982	$(296)	$128,375	$(1,428)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2006 were caused by interest rate increases. The cash flows of these securities are guaranteed by state municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Unrealized losses on securities outstanding less than twelve months at December 31, 2006 were also caused by interest rate increases. These securities are guaranteed by state municipalities. Since the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     The scheduled maturities of debt securities based on contractual maturities at December 31, 2006 were (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Due after five years, but within ten years	$9,057	$9,066
Due after ten years	191,125	191,740

Total	$200,182	$200,806

7. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1)(2) —
Net of allowance of $3,699 and $3,271, respectively	$195,391	$195,391	$163,726	$163,726

(1)	Management considers the estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market value.

(2)	Based on historical repayment experience, the majority of tax certificates are redeemed in two years or less.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$3,271	$3,297	$2,870

Charge-offs	(295)	(979)	(491)
Recoveries	423	603	918

Net recoveries (charge-offs)	128	(376)	427
Provision charged to operations	300	350	—

Balance, end of period	$3,699	$3,271	$3,297

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Loans Receivable and Loans Held for Sale
     The loan portfolio consisted of the following components (in thousands) :

	December 31,
	2006	2005
Real estate loans:
Residential	$2,158,506	$2,043,055
Construction and development	859,556	1,339,576
Commercial	1,063,352	1,060,245
Small business	186,833	151,924
Loans to Levitt Corporation	—	223
Other loans:
Home equity	562,318	513,813
Commercial business	157,109	87,599
Small business — non-mortgage	98,225	83,429
Consumer loans	17,406	21,469
Deposit overdrafts	8,440	5,694

Total gross loans	5,111,745	5,307,027

Adjustments:
Undisbursed portion of loans in process	(482,842)	(649,296)
Premiums related to purchased loans	2,180	5,566
Deferred fees, net	(874)	(3,231)
Allowance for loan losses	(43,602)	(41,192)

Loans receivable — net	$4,586,607	$4,618,874

Loans held for sale	$9,313	$2,538

     BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2006:

Florida	56%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	5%

100%

     Loans held for sale at December 31, 2006 and 2005 consisted of $2.5 million and $686,000, respectively, of loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $6.8 million and $1.9 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$41,192	$46,010	$45,595
Loans charged-off	(8,905)	(2,694)	(4,076)
Recoveries of loans previously charged-off	2,741	4,491	9,600

Net recoveries (charge-offs)	(6,164)	1,797	5,524
Net provision credited to operations	8,574	(6,615)	(5,109)

Balance, end of period	$43,602	$41,192	$46,010

     The following summarizes impaired loans (in thousands):

	December 31, 2006		December 31, 2005
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$325	$162	$386	$193
Impaired loans without specific valuation allowances	10,319	—	6,878	—

Total	$10,644	$162	$7,264	$193

     The average gross recorded investment in impaired loans was $13.6 million, $6.8 million and $10.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Contracted interest income	$2,715	$343	$464
Interest income recognized	(2,203)	(192)	(192)

Foregone interest income	$512	$151	$272

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
Non-performing assets (in thousands):

	December 31,
	2006	2005	2004
Non-accrual — tax certificates	$632	$388	$381

Non-accrual — loans
Residential	2,629	5,981	5,538
Commercial real estate and business	—	340	340
Small business	244	9	88
Lease financing	—	—	727
Consumer	1,563	471	1,210

Total non-accrual loans	4,436	6,801	7,903

Real estate owned	21,747	967	692

Total non-performing assets	$26,815	$8,156	$8,976

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other potential problem loans (in thousands):

	At December 31,
	2006	2005	2004
Performing impaired loans, net of specific allowances	$162	$193	$320
Restructured loans	—	77	24

Total potential problem loans	$162	$270	$344

     Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. There were no commitments to lend additional funds on non-performing and potential problem loans.
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(215)	$(75)	$(137)
Provisions for losses on REO	(9)	—	(5)
Net gains on sales	1,443	1,840	694

Total income from real estate acquired	$1,219	$1,765	$552

9. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2006	2005
Loans receivable	$29,601	$26,107
Investment securities and tax certificates	13,128	10,929
Securities available for sale	4,944	4,454

Accrued interest receivable	$47,673	$41,490

10. Office Properties and Equipment
     Office properties and equipment was comprised of (in thousands):

	December 31,
	2006	2005
Land	$60,874	$35,364
Buildings and improvements	127,748	79,976
Furniture and equipment	96,505	84,279

Total	285,127	199,619
Less accumulated depreciation	65,410	53,072

Office properties and equipment — net	$219,717	$146,547

     During the year ended December 31, 2005, BankAtlantic opened its new Corporate Center, which serves as its corporate headquarters. The Company recorded a $3.7 million impairment charge in its statement of operations for the year ended December 31, 2005 as a result of the corporate headquarters relocation and the expected demolition of the old corporate headquarters building. The building and equipment were previously included in the BankAtlantic reportable segment.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $16.0 million, $11.6 million and $9.8 million of depreciation expense for the years ended December 31, 2006, 2005 and 2004, respectively. Included in furniture and equipment at December 31, 2006 and 2005 was $6.4 million and $6.1 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.6 million, $2.1 million and $1.6 million, respectively, of software cost amortization.
     During the year ended December 31, 2006, BankAtlantic completed an exchange of branch facilities with a financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.
11. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2006 and 2005 was 2.40 % and 1.26%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Interest free checking	$995,920	25.75%	$1,019,949	27.18%
Insured money fund savings
2.30% at December 31, 2006, 1.76% at December 31, 2005,	677,642	17.52	846,441	22.56
NOW accounts
1.10% at December 31, 2006, 0.50% at December 31, 2005,	779,383	20.16	755,708	20.14
Savings accounts
1.10% at December 31, 2006, 0.46% at December 31, 2005,	465,172	12.03	313,889	8.36

Total non-certificate accounts	2,918,117	75.46	2,935,987	78.24

Certificate accounts:
Less than 2.00%	11,923	0.31	20,546	0.55
2.01% to 3.00%	16,425	0.43	181,589	4.84
3.01% to 4.00%	174,165	4.50	475,750	12.67
4.01% to 5.00%	278,934	7.21	130,288	3.47
5.01% to 6.00%	459,046	11.87	4,767	0.13
6.01% to 7.00%	2,691	0.07	—	—

Total certificate accounts	943,184	24.39	812,940	21.66

Total deposit accounts	3,861,301	99.85	3,748,927	99.90

Premium on brokered deposits	(7)	(0.00)	(35)	(0.00)
Interest earned not credited to deposit accounts	5,742	0.15	3,784	0.10

Total	$3,867,036	100.00%	$3,752,676	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Money fund savings and NOW accounts	$20,413	$16,592	$10,860
Savings accounts	2,936	909	652
Certificate accounts — below $100,000	23,136	12,676	8,126
Certificate accounts, $100,000 and above	13,048	10,225	8,873
Less early withdrawal penalty	(574)	(318)	(156)

Total	$58,959	$40,084	$28,355

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2006, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2007	2008	2009	2010	2011	Thereafter
0.00% to 2.00%	$10,901	$715	$174	$21	$113	$—
2.01% to 3.00%	12,538	2,834	963	89	—	—
3.01% to 4.00%	137,081	22,636	7,846	4,425	2,142	35
4.01% to 5.00%	246,796	18,823	9,118	1,969	2,177	50
5.01% to 6.00%	444,129	13,017	1,172	—	729	—
6.01% and greater	2,658	—	—	—	33

Total	$854,103	$58,025	$19,273	$6,504	$5,194	$85

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2006
3 months or less	$101,600
4 to 6 months	100,179
7 to 12 months	101,689
More than 12 months	36,654

Total	$340,122

     Included in deposits at December 31, was (in thousands):

	2006	2005
Brokered deposits	$60,956	$78,296
Public deposits	62,940	63,767

Total institutional deposits	$123,896	$142,063

     Ryan Beck acted as principal dealer in obtaining $10.0 million and $19.7 million of the brokered deposits outstanding as of December 31, 2006 and 2005, respectively. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Advances from Federal Home Loan Bank
Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Maturity Date During Year		December 31
Ending December 31,	Interest Rate	2006
2007	5.32% to 5.34%	$75,000
2008	5.14% to 5.67%	15,000
2010	5.84% to 6.34%	32,000

Total fixed rate advances		122,000

2007	5.34% to 5.40%	1,370,000
2008	5.33%	25,000

Total adjustable rate advances		1,395,000

Purchase accounting fair value adjustments		58

Total FHLB advances		$1,517,058

Average cost during period		5.25%

Average cost end of period		5.36%

     At December 31, 2006, $2.3 billion of 1-4 family residential loans, $188.1 million of commercial real estate loans and $551.5 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years.
     During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384 million of advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances. BankAtlantic incurred no penalty or premium upon the repayment of $100 million of flipper advances. During the year ended December 31, 2004, BankAtlantic prepaid $108 million of fixed rate FHLB advances incurring prepayment penalties of $11.7 million.
13. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic established $557.9 million of lines of credit with other banking institutions for the purchase of federal funds. BankAtlantic also participates in a treasury tax and loan program with the Department of Treasury (the “Treasury”). Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2006 and 2005, the outstanding balance under this program was $7.0 million and $24.7 million, respectively. BankAtlantic has pledged $6.6 million of securities available for sale as collateral for these borrowings.
     As of December 31, 2006, BankAtlantic pledged $7.8 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $6.2 million. The FRB line of credit has not yet been utilized by the Company.
     The following table provides information on federal funds purchased and Treasury borrowings at December 31, (dollars in thousands):

	2006	2005	2004
Ending balance	$32,026	$139,475	$105,000
Maximum outstanding at any month end within period	$266,237	$181,065	$105,000
Average amount outstanding during period	$176,237	$124,605	$47,661
Average cost during period	5.17%	3.42%	2.47%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities held-to-maturity. Customer repurchase agreements are not insured by the FDIC. At December 31, 2006 and 2005, the outstanding balances of customer repurchase agreements were $101.9 million and $116.0 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2006 and 2005.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Maximum borrowing at any month-end within the period	$202,607	$287,088	$374,824
Average borrowing during the period	$123,944	$185,111	$189,398
Average interest cost during the period	4.83%	2.88%	1.26%
Average interest cost at end of the period	5.17%	4.10%	2.16%
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2006 (1)
Mortgage-backed securities	$65,313	$64,856	$63,746	5.17%
REMIC	40,919	38,851	38,186	5.17

Total	$106,232	$103,707	$101,932	5.17%

December 31, 2005 (1)
Mortgage-backed securities	$84,023	$83,376	$81,617	4.10%
REMIC	37,241	35,151	34,409	4.10

Total	$121,264	$118,527	$116,026	4.10%

(1)	At December 31, 2006 and 2005, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2006 matured and were repaid in January 2007. These securities were held by unrelated broker dealers.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Notes, Bonds, Secured Borrowings and Junior Subordinated Debentures
     The Company had the following subordinated debentures, notes, bonds payable and secured borrowings outstanding at December 31, 2006 and 2005 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2006	2005	Rate	Date
Borrowings:
Subordinated debentures (1)	10/29/02	$22,000	$22,000	LIBOR + 3.45%	11/7/2012
Mortgage-backed bond	3/22/02	7,923	8,973	(2)	9/30/2013
Development notes	3/22/02	—	7,651	Prime + 1.00%	8/26/2006
Development notes	3/22/02	—	468	Prime + .75%	5/1/2006

Total borrowings		29,923	39,092

Secured borrowings	Various	$—	$138,270	Floating	Various

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
     The Company had the following junior subordinated debentures outstanding at December 31, 2006 and 2005 (in thousands):

					Beginning
					Optional
	Issue	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Rate (1)	Date	Date
Subordinated Debentures Trust II	3/5/2002	$57,088	8.50%	3/31/2032	3/31/2007
Subordinated Debentures Trust III	6/26/2002	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
Subordinated Debentures Trust IV	9/26/2002	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
Subordinated Debentures Trust V	9/27/2002	10,310	LIBOR + 3.40%	9/30/2032	9/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust X	3/26/2003	51,548	6.40 (2)%	3/26/2033	3/26/2008
Subordinated Debentures Trust XI	4/10/2003	10,310	6.45(2)%	4/24/2033	4/24/2008
Subordinated Debentures Trust XII	3/27/2003	15,464	6.65(2)%	4/07/2033	4/07/2008

Total Subordinated Debentures		$263,266

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.
     Junior subordinated debentures and other debt outstanding at December 31, 2006 mature after 2011.
     At December 31, 2006 and 2005, $5.0 million and $5.9 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s consolidated statements of financial condition.
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
BankAtlantic Bancorp:
Revolving Credit Facilities:
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. As of December 31, 2006, the Company was in compliance with all covenants contained in the facilities. The Company had no outstanding borrowings under these credit facilities at December 31, 2006 and 2005.
BankAtlantic:
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. The mortgage-backed bond had an outstanding balance of $7.9 million and $9.0 million at December 31, 2006 and 2005, respectively. BankAtlantic pledged $13.2 million of residential loans as collateral for this bond at December 31, 2006.
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
     Development notes were secured by construction of specific homes associated with a real estate development and were paid-in-full during the year ended December 31, 2006.
     BankAtlantic has entered into loan participation agreements in order to fund large balance loans and to limit its credit risk to one borrower. These agreements require other lenders to fund a portion of the loans on a non-recourse basis and BankAtlantic continues to service the loan. The other lenders may or may not have the right to sell, transfer or pledge their participation during the life of the contract. In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” loan participation arrangements that satisfy various criteria which include giving the participant the right to sell, transfer or pledge its participation are accounted for as loan sales. Loan participation arrangements that limit the participants’ ability to sell, transfer or pledge the participation are accounted for as secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in the affected loan participations being accounted for as sales with a corresponding reduction in secured borrowings. There were no loan participations accounted for as secured borrowings as of December 31, 2006.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
16. Restricted Stock, Common Stock and Common Stock Option Plans
Issuance and Redemption of Class A Common Stock
     During the years ended December 31, 2006, 2005 and 2004, the Company received net consideration of $6.0 million, $2.3 million and $3.7 million, respectively, from the exercise of stock options. During the years ended December 31, 2006, 2005 and 2004, the Company redeemed 528,896, 260,417 and 268,644 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes amounting to $7.3 million, $4.7 million and $4.4 million.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2006, the Company repurchased and retired 559,700 shares of its Class A common stock for $7.8 million.
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)
1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(1)	NQ
1999 Stock Option Plan	10 years	862,500	A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 restricted stock and options available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 6,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-Based Compensation:
     The impact of adopting SFAS 123R on the Company’s consolidated statement of operations for the year ended December 31, 2006, reflected as compensation expense recognized, is as follows (in thousands:)

Income from continuing operations before income tax	$(3,931)
Benefit from income tax	821

Income from continuing operations	(3,110)
Discontinued operations net of tax benefit of $273	(390)

Net income	$(3,500)

Basic earnings per share from continuing operations	$(0.05)

Diluted earnings per share from continuing operations	$(0.05)

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31:

(in thousands, except share data)	2005	2004
Pro forma net income
Net income, as reported	$59,182	$70,768
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	239	177
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(2,531)	(1,973)

Pro forma net income	$56,890	$68,972

Earnings per share:
Basic as reported	$0.98	$1.19

Basic pro forma	$0.94	$1.16

Diluted as reported	$0.92	$1.11

Diluted pro forma	$0.89	$1.09

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the Company’s Class A nonvested common share activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2003	183,287	$7.38
Vested	(19,500)	7.17
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2004	163,787	$7.40
Vested	(40,421)	8.10
Forfeited	—	—
Granted	9,268	18.88

Outstanding at December 31, 2005	132,634	$8.75
Vested	(34,826)	11.12
Forfeited	—	—
Granted	31,389	14.74

Outstanding at December 31, 2006	129,197	$8.79

     As of December 31, 2006, approximately $951,000 of total unrecognized compensation cost was related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $579,000, $980,000 and $433,000, respectively. The Company recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company based the estimated forfeiture rate of its nonvested options at January 1, 2006 on its historical experience during the preceding five years.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below presents the weighted average assumptions used to value options granted to employees and directors.

	Weighted Average
	2006	2005	2004
Expected volatility	31.00-32.00%	31.00%	41.00%
Volatility	31.44%	31.00%	41.00%
Expected dividends	1.03%	0.76%	0.73%
Expected term (in years)	7.45	7.00	7.00
Risk-free rate	5.19%	4.10%	4.32%
     The following is a summary of the Company’s Class A common stock option activity:

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value ($000)
Outstanding at December 31, 2003	6,938,220	$4.62
Exercised	(1,461,678)	2.56
Forfeited	(77,797)	8.15
Expired	—	—
Granted	776,100	18.20

Outstanding at December 31, 2004	6,174,845	6.79	5.4
Exercised	(923,140)	2.52
Forfeited	(71,023)	11.13
Expired	—
Granted	858,571	18.74

Outstanding at December 31, 2005	6,039,253	9.08	5.7
Exercised	(1,459,740)	4.13
Forfeited	(259,776)	13.58
Expired	(32,100)	9.30
Granted	951,268	14.75

Outstanding at December 31, 2006	5,238,905	$11.29	6.4	$13,222

Exercisable at December 31, 2006	1,248,778	$4.94	3.05	$11,083

Available for grant at December 31, 2006	4,254,717

     The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $5.99, $7.27, and $8.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $14.0 million, $14.2 million and $20.9 million, respectively.
     Total unearned compensation cost related to the Company’s nonvested Class A common stock options was $11.2 million at December 31, 2006. The cost is expected to be recognized over a weighted average period of 2.3 years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Income Taxes
     The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Continuing operations	$7,097	$23,403	$28,222
Discontinued operations	(8,001)	10,095	11,688

Total (benefit) provision for income taxes	$(904)	$33,498	$39,910

Continuing operations:
Current:
Federal	$6,161	$20,407	$18,585
State	(197)	2,675	1,701

	$5,964	$23,082	$20,286

Deferred:
Federal	$674	$271	$7,803
State	459	50	133

	1,133	321	7,936

Provision for income taxes	$7,097	$23,403	$28,222

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2006		2005		2004
Income tax provision at expected federal income tax rate of 35%	$11,892	35.00%	$23,075	35.00%	$28,527	35.00%
Increase (decrease) resulting from:
Tax -exempt income	(4,621)	(13.60)	(4,540)	(6.89)	(1,248)	(1.53)
Provision for State income taxes, net of federal benefit	170	0.50	1,772	2.69	1,192	1.46
Change in State income tax valuation allowances	1,269	3.74	777	1.18	94	0.12
Low income housing tax credits	(721)	(2.12)	(549)	(0.83)	(468)	(0.57)
Non-deductible fines and penalties	—	—	3,500	5.31	—	—
Other — net	(892)	(2.63)	(632)	(0.96)	125	0.13

Provision for income taxes	$7,097	20.89%	$23,403	35.50%	$28,222	34.61%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and write-downs, for financial statement purposes	$20,317	$19,978	$20,752
Federal and State net operating loss carry forward	5,421	3,609	2,722
Compensation expensed for books and deferred for tax purposes	13,099	10,225	4,746
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	374	1,135	1,078
Accumulated other comprehensive income	896	4,057	606
Share based compensation	827
Other	3,344	1,930	1,397

Total gross deferred tax assets	44,278	40,934	31,301
Less valuation allowance	(4,610)	(3,341)	(2,564)

Total deferred tax assets	39,668	37,593	28,737

Deferred tax liabilities:
Deferred loan income	1,956	1,452	1,190
Purchase accounting adjustments for bank acquisitions	1,929	2,219	1,920
Prepaid pension expense	2,438	2,454	2,517
Depreciation for tax greater than book	2,685	665	1,146
Securities owned recorded at fair value for books and historical cost for tax purposes	188	931	1,216
Other	468	257	479

Total gross deferred tax liabilities	9,664	7,978	8,468

Net deferred tax asset	30,004	29,615	20,269
Less net deferred tax asset at beginning of period	(29,615)	(20,269)	(22,999)
Increase (decrease) in accumulated other comprehensive income	3,161	(3,451)	(3,903)

Benefit (provision) for deferred income taxes	3,550	5,895	(6,633)
(Provision) for deferred income taxes — discontinued operations	(4,683)	(6,216)	(1,303)

(Provision) for deferred income taxes — continuing operations	$(1,133)	$(321)	$(7,936)

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$3,341	$2,564	$2,470
Increase (reduction) in State deferred tax valuation allowance	1,269	777	94

Balance, end of period	$4,610	$3,341	$2,564

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2006, 2005 and 2004 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carryforwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2006, the Company had State tax NOL’s of $142 million of which $129 million was associated with BankAtlantic Bancorp, Leasing Technology, Inc and Palm River Development Corp. The Company files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past eight years resulting from its debt obligations. Leasing Technology Inc. has incurred significant losses associated with its lease financing activities and Palm River Development Corp. has incurred continuing taxable losses associated with a real estate development. As a consequence, management believes that it is more likely than not that the State NOL associated with these companies will not be realized. During the year ended December 31, 2006, Ryan Beck’s State NOL carryforward was $12.8 million. The Ryan Beck State NOL carryforward expires in 2021. Management believes that it is more likely than not than Ryan Beck’s State NOL will be realized through future earnings or from proceeds received in connection with the Stifel acquisition.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2006, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
18. Employee Benefit Plans
Defined Benefit Pension Plan:
     At December 31, 1998, the Company froze its defined benefit pension plan (“ the Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s funded status and the minimum pension liability at December 31, 2006 and 2005 included in the consolidated statements of financial condition (in thousands):

	December 31,
	2006	2005
Projected benefit obligation at the beginning of the year	$29,381	$26,234
Interest cost	1,624	1,565
Actuarial loss (gain)	(557)	2,361
Benefits paid	(828)	(779)

Projected benefit obligation at end of year	$29,620	$29,381

	December 31,
	2006	2005
Fair value of Plan assets at the beginning of year	$26,151	$25,097
Actual return on Plan assets	3,303	1,833
Employer contribution	—	—
Benefits paid	(828)	(779)

Fair value of Plan assets as of actuarial date	$28,626	$26,151

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
Actuarial present value of projected benefit obligation for service rendered to date	$(29,620)	$(29,381)
Plan assets at fair value as of the actuarial date	28,626	26,151

Unfunded accumulated benefit obligation (1)	(994)	(3,230)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	7,315	9,917

Prepaid pension cost (2)	$6,321	$6,687

(1)	The measurement date for the projected benefit obligation was December 31, 2006 and 2005. The unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation at December 31, 2005.
     For the years ended December 31, 2006 and 2005, the Company recorded a minimum pension liability in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

	December 31,
	2006	2005
Net periodic pension expense	$367	$163
Change in minimum pension liability	2,236	(2,094)
Change in deferred tax assets	(1,204)	942

Increase (decrease) in other comprehensive income	$1,399	$(989)

     Net pension expense includes the following components (in thousands):

	For the Years Ended
	2006	2005	2004
Interest cost on projected benefit obligation	$1,624	$1,565	$1,508
Expected return on plan assets	(2,190)	(2,100)	(1,998)
Amortization of unrecognized net gains and losses	933	698	723

Net periodic pension expense (1)	$367	$163	$233

(1)	Periodic pension expense is included as an increase in compensation expense.
     At December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The adoption of this Statement had no incremental effect on the Company’s financial statements. The Plan’s accumulated benefit obligation and its projected benefit obligation are equal since participates do not accrue service benefits. As a consequence, there were no additional amounts recorded to recognize the funded status of the Plan upon adoption of SFAS No.158.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2006	2005	2004
Weighted average discount rate	5.75%	5.50%	6.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the increase in the discount rate at December 31, 2006 reflects higher corporate bond rates at December 31, 2006 compared to corporate bond rates at December 31, 2005. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2006. The Company did not make any contributions to the Plan during the years ended December 31, 2006 and 2005. The Company will not be required to contribute to the Plan for the year ending December 31, 2007.
     The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	Plan Assets
	At December 31,
	2006	2005
Equity securities	74.66%	76.19%
Debt securities	20.87	20.54
Cash	4.47	3.27

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2006, 8.7% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation is 75% equity securities, 20% debt securities and 5% cash during the year ended December 31, 2006. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2007	$938
2008	1,008
2009	1,212
2010	1,415
2011	1,433
Years 2012-2016	8,330

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Employee salary contribution limit (1)	$15	$14	$13
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,461	$2,037	$1,790
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the 2006, 2005 and 2004 plan year, employees over the age of 50 were entitled to contribute $20,000, $18,000 and $16,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
Profit Sharing Plan
     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan (the “Plan”) for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $4.4 million and $5.7 million, respectively, of expenses associated with the Plan.
19. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2006 from continuing operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2007	$8,667
2008	8,882
2009	7,609
2010	6,578
2011	5,502
Thereafter	51,078

Total	$88,316

	For the Years Ended
	December 31,
	2006	2005	2004
Rental expense for premises and equipment	$10,337	$6,611	$5,646

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2006	2005
Commitments to sell fixed rate residential loans	$30,696	$13,634
Commitments to sell variable rate residential loans	2,921	4,438
Commitments to purchase variable rate residential loans	69,525	6,689
Commitments to originate loans held for sale	26,346	16,220
Commitments to originate loans held to maturity	223,060	311,081
Commitments to extend credit, including the undisbursed portion of loans in process	890,036	1,151,054
Commitments to purchase branch facilities land	11,180	5,334
Standby letters of credit	67,831	67,868
Commercial lines of credit	86,992	119,639
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $80 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $50.4 million at December 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $17.4 million at December 31, 2006. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2006 was $44,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $58.2 million and $60.8 million at December 31, 2006 and 2005, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2006 BankAtlantic was in compliance with this requirement, with an investment of approximately $80.2 million in stock of the FHLB of Atlanta.
     During the year ended December 31, 2004 BankAtlantic identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and cooperated with its regulators and other federal agencies concerning those deficiencies. Management established a $10 million reserve as of December 31, 2005 for fines and penalties from government agencies with respect to these compliance matters and the $10 million fine was paid in April 2006. In connection with the payment of the fine, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice and simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order. Management believes that BankAtlantic is currently in compliance with all AML-BSA laws and regulations.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Pursuant to the Stifel Financial Corp merger agreement the Company indemnified Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $5 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims.
20. Regulatory Matters
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
     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder and $250,000 for retirement account holders, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2006, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2006, this capital distribution limitation was $85.7 million. During the years ended December 31, 2006, 2005 and 2004 BankAtlantic paid $20 million, $20 million and $15 million, respectively, of dividends to the Company.
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital	$529,497	12.08%	$350,714	8.00%	$438,392	10.00%
Tier I risk-based capital	$460,359	10.50%	$175,357	4.00%	$263,035	6.00%
Tangible capital	$460,359	7.55%	$91,425	1.50%	$91,425	1.50%
Core capital	$460,359	7.55%	$243,799	4.00%	$304,749	5.00%
As of December 31, 2005:
Total risk-based capital	$512,664	11.50%	$356,526	8.00%	$445,657	10.00%
Tier I risk-based capital	$446,419	10.02%	$178,263	4.00%	$267,394	6.00%
Tangible capital	$446,419	7.42%	$90,235	1.50%	$90,235	1.50%
Core capital	$446,419	7.42%	$240,627	4.00%	$300,784	5.00%
21. Legal Proceedings
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. Parent Company Financial Information
     Condensed statements of financial condition at December 31, 2006 and 2005 and condensed statements of operations for each of the years in the three year period ended December 31, 2006 are shown below (in thousands):
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
ASSETS
Cash deposited at BankAtlantic	$4,738	$5,695
Short term investments	5,145	3,818
Investment securities	98,187	102,431
Investment in BankAtlantic	565,948	544,729
Investment in Ryan Beck	95,519	106,348
Current income tax receivable — BankAtlantic	9,717	4,954
Investment in unconsolidated subsidiaries	12,016	12,528
Due from BankAtlantic	677	—
Other assets	4,682	5,736

Total assets	$796,629	$786,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to BankAtlantic	—	157
Junior subordinated debentures	263,266	263,266
Other liabilities	8,381	6,480

Total liabilities	271,647	269,903
Stockholders’ equity	524,982	516,336

Total liabilities and stockholders’ equity	$796,629	$786,239

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Dividends from BankAtlantic	$20,000	$20,000	$15,000
Interest income from related parties	220	719	1,751
Interest income on investments	2,227	1,538	756

Total interest income and dividends	22,447	22,257	17,507
Interest expense on debentures and other borrowings	21,933	19,347	16,958

Net interest income	514	2,910	549

Securities activity, net	9,156	731	3,693
Litigation settlement	—	—	22,840
Income from unconsolidated subsidiaries	1,634	621	485
Service fees from subsidiaries and related parties	23	1,172	552

Total non-interest income	10,813	2,524	27,570

Employee compensation and benefits	4,705	4,047	3,042
Advertising and promotion	408	422	289
Professional fees	637	1,179	1,145
Other expenses	1,028	515	1,205

Total non-interest expense	6,778	6,163	5,681

Income (loss) from continuing operations before taxes	4,549	(729)	22,438
Income tax (benefit) provision	(6,008)	(7,435)	2,693

Income from continuing operations	10,557	6,706	19,745
Discontinued operations, net of tax of $2,003	—	—	2,997

Income before undistributed earnings of subsidiaries	10,557	6,706	22,742
Equity in income from BankAtlantic	16,322	35,820	33,541
Equity in subsidiaries’ discontinued operations, net of tax (benefit) of ($8,001), $10,095 and $9,685	(11,492)	16,656	14,485

Net income	$15,387	$59,182	$70,768

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(in thousands)	2006	2005	2004
Operating activities:
Income from continuing operations	$26,879	$42,526	$53,285
Income from discontinued operations	(11,492)	16,656	17,483
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	(4,831)	(52,475)	(46,023)
Share-based compensation expense	1,256	—	—
Tax benefits from share-based compensation	(3,719)	—	—
Amortization and accretion, net	793	868	804
Gains on securities activities	(9,156)	(731)	(3,693)
Litigation settlement	—	—	(22,840)
Increase in other liabilities	5,075	5,730	6,982
Changes in due from BankAtlantic	(834)	31	1,282
(Increase) decrease in deferred tax asset	(249)	(32)	6,569
(Increase) decrease in other assets	(4,521)	(1,522)	(610)

Net cash (used in) provided by operating activities	(799)	11,051	13,239

Investing activities:
Repayments of loans to subsidiaries	—	38,000	5,500
Distributions from unconsolidated subsidiaries	4,613	—	—
Investments in unconsolidated subsidiaries, net	(4,081)	(4,618)	—
Purchase of securities	(62,915)	(128,055)	(128,708)
Proceeds from sales of securities	78,582	84,309	116,064

Net cash provided by (used in) investing activities	16,199	(10,364)	(7,144)

Financing activities:
Issuance of common stock	1,479	1,179	2,334
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	(2,717)	(3,519)	(2,946)
Purchase and retirement of Class A common stock	(7,833)	—	—
Retirement of subsidiary common stock	—	(491)	—
Purchase of subsidiary common stock	—	491	—
Common stock dividends paid	(9,678)	(8,858)	(8,124)
Excess tax benefits from share-based compensation	3,719	—	—
Repayments of notes payable	—	(100)	—

Net cash used in financing activities	(15,030)	(11,298)	(8,736)

Increase (decrease) in cash and cash equivalents	370	(10,611)	(2,641)
Cash and cash equivalents at beginning of period	9,513	20,124	22,765

Cash and cash equivalents at end of period	$9,883	$9,513	$20,124

(Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31
(in thousands)	2006	2005	2004
Cash paid for:
Interest	$22,707	$19,211	$16,902
Supplementary disclosure of non-cash investing and financing activities:
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	4,549	1,149	1,405
Increase in equity for the tax effect related to the exercise of stock options	—	4,538	6,610
Increase (decrease) in stockholders’ equity from other comprehensive income	5,157	(5,343)	(6,948)
Reduction in stockholders’ equity from the retirement of Class A common stock obtained from litigation settlement	—	—	6,058

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands except share and per share data).

	First	First	Second	Second
2006	Quarter	Quarter	Quarter	Quarter
	(As-Reported)	(As-Adjusted)	(As-Reported)	(As-Adjusted)
Interest income	$87,873	$87,873	$88,337	$88,337
Interest expense	37,352	37,352	37,878	37,878

Net interest income	50,521	50,521	50,459	50,459
Provision for (recovery from) loan losses	163	163	(20)	(20)

Net interest income after provision for loan losses	50,358	50,358	50,479	50,479

Income before taxes	11,385	10,970	14,088	14,012

Income from continuing operations	8,277	8,022	10,489	10,443
Discontinued operations, net of taxes	(1,565)	(1,565)	(2,367)	(2,367)

Net income	$6,712	$6,457	$8,122	$8,076

Basic earnings per share from continuing operations	$0.14	$0.13	$0.17	$0.17
Basic earnings per share from discontinued operations	(0.03)	(0.03)	(0.04)	(0.04)

Basic earnings per share	$0.11	$0.11	$0.13	$0.13

Diluted earnings per share from continuing operations	$0.13	$0.13	$0.17	$0.17
Diluted earnings per share from discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)

Diluted earnings per share	$0.11	$0.10	$0.13	$0.13

Basic weighted average number of common shares outstanding	61,005,408	61,005,408	61,324,163	61,324,163

Diluted weighted average number of common shares outstanding	62,761,078	62,761,078	62,819,871	62,819,871

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third	Third	Fourth
2006	Quarter	Quarter (1)	Quarter	Total (1)
	(As-Reported)	(As-Adjusted)
Interest income	$95,116	$95,116	$95,851	$367,177
Interest expense	45,128	45,128	46,699	167,057

Net interest income	49,988	49,988	49,152	200,120
Provision for (recovery from) loan losses	271	271	8,160	8,574

Net interest income after provision for loan losses	49,717	49,717	40,992	191,546

Income before taxes	9,114	9,418	(424)	33,976

Income from continuing operations	7,180	7,366	1,048	26,879
Discontinued operations, net of taxes	(4,842)	(4,842)	(2,718)	(11,492)

Net income	$2,338	$2,524	$(1,670)	$15,387

Basic earnings per share from continuing operations	$0.12	$0.12	$0.02	$0.44
Basic earnings per share from discontinued operations	(0.08)	(0.08)	(0.05)	(0.19)

Basic earnings per share	$0.04	$0.04	$(0.03)	$0.25

Diluted earnings per share from continuing operations	$0.12	$0.12	$0.02	$0.43
Diluted earnings per share from discontinued operations	(0.08)	(0.08)	(0.05)	(0.18)

Diluted earnings per share	$0.04	$0.04	$(0.03)	$0.25

Basic weighted average number of common shares outstanding	61,045,711	61,045,711	61,007,079	61,095,458

Diluted weighted average number of common shares outstanding	62,412,365	62,412,365	62,277,525	62,563,201

(1)	Upon the implementation of SAB No. 108, the Company identified misstatements in its prior financial statements that were immaterial and the amounts were adjusted to retained earnings at January 1, 2006, as a cumulative effect adjustment. The Company adjusted the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect these adjustments. See “Notes 2 Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements” for a discussion of the adoption of SAB No. 108 and descriptions of the misstatements.
     The second quarter was favorably impacted by a $1.8 million gain on the exchange of branch facilities with an unrelated financial institution and a $458,000 securities activities gain in connection with proceeds received from the MasterCard International initial public offering.
     The third quarter was unfavorably impacted by higher operating expenses associated with the store expansion and the opening of a new call center.
     The fourth quarter was unfavorably impacted by $8.2 million provision for loan losses associated with a $7.0 million charge-down of a commercial construction real estate loan and a $1.0 million increase in the allowance for loan losses assigned to commercial real estate loans.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$81,401	$87,052	$89,173	$88,268	$345,894
Interest expense	30,948	35,178	37,692	38,091	141,909

Net interest income	50,453	51,874	51,481	50,177	203,985
Provision for (recovery from) loan losses	(3,916)	820	(3,410)	(109)	(6,615)

Net interest income after provision for loan losses	54,369	51,054	54,891	50,286	210,600

Income before taxes	26,133	16,627	22,989	180	65,929

Income from continuing operations	17,348	11,506	15,837	(2,165)	42,526
Discontinued operations, net of taxes	2,530	13,031	423	672	16,656

Net income (loss)	$19,878	$24,537	$16,260	$(1,493)	$59,182

Basic earnings per share from continuing operations	$0.29	$0.19	$0.26	$(0.04)	$0.70
Basic earnings per share from discontinued operations	0.04	0.22	0.01	0.01	0.28

Basic earnings per share	$0.33	$0.41	$0.27	$(0.03)	$0.98

Diluted earnings per share from continuing operations	$0.27	$0.18	$0.25	$(0.04)	$0.67
Diluted earnings per share from discontinued operations	0.04	0.20	0.01	0.01	0.25

Diluted earnings per share	$0.31	$0.38	$0.26	$(0.03)	$0.92

Basic weighted average number of common shares outstanding	60,071,605	60,452,710	60,555,158	60,617,538	60,426,107

Diluted weighted average number of common shares outstanding	63,206,870	63,161,289	63,193,131	62,898,413	63,119,531

     The first quarter was impacted by a recovery of a commercial business loan that was charged-off in a prior period and a reduction in the allowance for loan losses resulting from repayments of classified loans.
     The second quarter discontinued operations earnings was impacted by a large mutual to stock transaction managed by Ryan Beck.
     The third quarter was impacted by recoveries from loan losses due to a decline in the required amount of the allowance for loan losses, reflecting lower balances of loans in industries that have higher risks than other industries in the commercial loan portfolio.
     The fourth quarter was impacted by a $10.0 million reserve for fines and penalties associated with deficiencies in BankAtlantic’s compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act and higher advertising and marketing expenses. In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. Estimated Fair Value of Financial Instruments
     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
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
     Fair values of non-performing loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month work-out period. The adjustments for credit risk were based on the amounts recorded for the allowance for loan loss.
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
     The fair values of subordinated debentures, junior subordinated debentures, and notes payable were based on discounted values of contractual cash flows at a market discount rate or price quotes.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents information for the Company’s financial instruments at December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$138,904	$138,904	$164,895	$164,895
Securities available for sale	651,316	651,316	674,544	674,544
Investment securities held to maturity	206,682	209,020	200,718	200,396
Tax certificates	195,391	195,391	163,726	163,726
Federal home loan bank stock	80,217	80,217	69,931	69,931
Loans receivable including loans held for sale, net	4,595,920	4,558,573	4,621,412	4,594,849
Financial liabilities:
Deposits	$3,867,036	$3,872,703	$3,752,676	$3,755,089
Short term borrowings	133,958	133,958	255,501	255,501
Advances from FHLB	1,517,058	1,507,264	1,283,532	1,288,012
Secured borrowings	—	—	138,270	138,270
Subordinated debentures and notes payable	29,923	29,713	39,092	37,815
Junior subordinated debentures	263,266	263,421	263,266	260,510
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 19 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
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
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans with the collateral primarily located in California and surrounding states. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
25. Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2006, 2005 and 2004 (in thousands, except share data).

	For The Years Ended December 31,
	2006	2005	2004
Basic earnings per share
Numerator:
Income from continuing operations	$26,879	$42,526	$53,285
Discontinued operations	(11,492)	16,656	17,483

Net income	$15,387	$59,182	$70,768

Denominator:
Basic weighted average number of common shares outstanding	61,095,458	60,426,107	59,525,532

Basic earnings per share from:
Continuing operations	$0.44	$0.70	$0.90
Discontinued operations	(0.19)	0.28	0.29

Basic earnings per share	$0.25	$0.98	$1.19

	For the Years Ended December 31,
	2006	2005	2004
Diluted earnings per share
Numerator:
Income from continuing operations	$26,879	$42,526	$53,285
Discontinued operations	(11,492)	16,656	17,483
Subsidiary stock options	—	(834)	(668)

Income available after assumed conversion	15,387	$58,348	$70,100

Denominator:
Basic weighted average number of common shares outstanding	61,095,458	60,426,107	59,525,532
Stock-based compensation	1,467,743	2,693,424	3,530,903

Diluted weighted average shares outstanding	62,563,201	63,119,531	63,056,435

Diluted earnings per share from:
Continuing operations	$0.43	$0.67	$0.85
Discontinued operations	(0.18)	0.25	0.26

Diluted earnings per share	$0.25	$0.92	$1.11

     Options to acquire 1,846,867, 1,563,821 and 776,100 of Class A common stock were anti-dilutive for the years ended December 31, 2006, 2005 and 2004, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
26. Real Estate Held for Development and Sale
     Real estate held for development and sale consist of the following (in thousands):

	December 31,
	2006	2005
Land and land development costs	$12,797	$9,921
Construction costs	7,323	8,264
Other costs	5,213	2,992

Total	$25,333	$21,177

     Income (loss) from real estate operations was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Sales of real estate	$7,613	$25,762	$9,242
Cost of sales on real estate	8,595	21,282	6,837

(Loss) income from real estate operations	$(982)	$4,480	$2,405

     Real estate held for development and sale at December 31, 2006 and 2005 includes real estate inventory from a joint venture that was acquired in connection with a financial institution acquisition during 2002. The joint venture was a variable interest entity that was consolidated in the Company’s financial statements. In January 2007, BankAtlantic’s joint venture partner withdrew from the venture and its interest was canceled. As a result, BankAtlantic is the sole participant in the venture and is managing the development.
     Included in income from real estate operations for the year ended December 31, 2005 and 2004, respectively, was $624,000 and $274,000 of gains on sale of BankAtlantic branch facilities properties.
27. Investments in Unconsolidated Subsidiaries
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2006	2005
Statutory business trusts	$7,910	$7,910
Rental real estate joint venture	7,159	4,554

Total investments in unconsolidated subsidiaries	$15,069	$12,464

     The consolidated statements of operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Equity in rental real estate joint venture earnings	$1,040	$65	$—
Equity in statutory trusts earnings	627	556	485

Income from unconsolidated subsidiaries	$1,667	$621	$485

     During the years ended December 31, 2006 and 2005, the Company invested in income producing real estate joint ventures. The business purpose of these joint ventures is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives a preferred return ranging from 8% to 10% on its investment and 35% to

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
50% of any profits after return of the Company’s investment and the preferred return. In January 2006, the Company recorded a gain of approximately $600,000 associated with the sale of the underlying property in a joint venture.
     The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in eleven statutory business trusts that were formed solely to issue trust preferred securities.
     Dividends received from unconsolidated subsidiaries were $1.0 million, $621,000 and $485,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2006 and 2005 and condensed combined statements of operation for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	December 31,
	2006	2005
Statement of Financial Condition
Junior subordinated debentures	$263,266	$263,266
Other assets	918	820

Total Assets	$264,184	$264,086

Trust preferred securities	$255,375	$255,375
Other liabilities	899	801

Total Liabilities	256,274	256,176

Common securities	7,910	7,910

Total Liabilities and Equity	$264,184	$264,086

	For the Years Ended
	December 31,
	2006	2005	2004
Statement of Operations
Interest income from subordinated debentures	$20,913	$18,538	$16,161
Interest expense	(20,286)	(17,982)	(15,676)

Net income	$627	$556	$485

28. Related Parties
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
     The Company maintains service arrangements with BFC, pursuant to which the Company provides office facilities to BFC and its affiliates and the Company is compensated based on its costs. Effective January 1, 2006, certain of the Company’s human resources, risk management and investor relations employees were hired by BFC and BFC began providing the services and back-office support functions provided by these employees to the Company and Levitt.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the year ended December 31, 2006 (in thousands):

Amount
Non-interest income:
Other — office facilities	$380
Non-interest expense:
Employee compensation benefits	(270)
Other non-interest expense	(958)

Net effect of affiliate transactions before income taxes	$(848)

     During the years ended December 31, 2005 and 2004, the Company maintained service arrangements with BFC and Levitt, pursuant to which the Company provided human resources, risk management, project planning, system support and investor and public relations services to Levitt and BFC. For such services, the Company was compensated on a cost plus 5% basis. Additionally, the Company provided office overhead services to Levitt and BFC and received fees at agreed upon amounts that may not have been equivalent to market rates.
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

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Levitt prior to the spin-off. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the years ended December 31, 2006, 2005 and 2004, former employees exercised 51,464, 41,146 and 0 of options, respectively, to acquire Class A common stock at a weighted average exercise price of $3.28, $3.52 and $0, respectively.
     Options outstanding to former employees consisted of the following as of December 31, 2006:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	306,598	$10.48
Options nonvested	245,143	$11.39

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the year ended December 31, of 2006, the Company issued to BFC employees that perform services for the Company options to acquire 50,300 shares of the Company’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $26,000 of service provider expense for the twelve months ended December 31, 2006
     During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. Included in discontinued operations in the Company’s statement of operations for the year ended December 31, 2005 was $1.95 million associated with Ryan Beck’s participation as lead underwriter in this offering.
     During the year ended December 31, 2005 and 2004, Bluegreen provided risk management services to the Company. The value of these services received by the Company from Bluegreen was calculated based on a percentage of cost basis.
     During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of the property which was formerly BankAtlantic’s headquarters. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2006, BankAtlantic had reimbursed Levitt for the costs incurred by it in connection with the development of this project and Levitt has no further involvement in the project.
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
     Included in loans receivable in the Company’s statement of financial condition at December 31, 2005 were $223,000 of construction loans to Levitt secured by land and improvements. There were no such loans as of December 31, 2006.
     Included in interest income in the Company’s statement of operations for the years ended December 31, 2005 was $892,000 of interest income related to loans to Levitt. There were no such loans for the year ended December 31, 2006.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $5.5 million and $6.2 million as of December 31, 2006 and 2005, respectively. The Company recognized

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$479,000 and $348,000 of interest expense in connection with the above deposits. These transactions have the same terms as other BankAtlantic repurchase agreements.
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
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of the Company, is of counsel. Fees aggregating $526,000, $206,800 and $239,000 were paid by the Company to Ruden, McClosky during the year ended December 31, 2006, 2005 and 2004, respectively.
29. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and Parent Company. The Parent Company includes the operations of BankAtlantic Bancorp as well as acquisition related expenses.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2006 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2006
Interest income	$364,949	$2,448	$(220)	$367,177
Interest expense	(145,344)	(21,933)	220	(167,057)
(Provision) for loan losses	(8,574)	—	—	(8,574)
Non-interest income	131,844	10,772	—	142,616
Non-interest expense	(293,448)	(6,738)	—	(300,186)

Segments profits and losses before income taxes	49,427	(15,451)	—	33,976
Provision for income taxes	(13,105)	6,008	—	(7,097)

Segment net income (loss)	$36,322	$(9,443)	$—	$26,879

Total assets (1)	$6,187,122	$796,629	$(488,089)	$6,495,662

Equity method investments included in total assets	$3,078	$11,991	$—	$15,069

Goodwill	$70,490	$—	$6,184	$76,674

Expenditures for segment assets	$89,885	$—	$—	$89,885

Depreciation and amortization	$13,105	$803	$8,803	$22,711

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2005
Interest income	$343,799	$2,257	$(162)	$345,894
Interest expense	(122,724)	(19,347)	162	(141,909)
Recovery from loan losses	6,615	—	—	6,615
Non-interest income	100,060	2,524	(285)	102,299
Non-interest expense	(241,092)	(6,163)	285	(246,970)

Segments profits and losses before income taxes	86,658	(20,729)	—	65,929
Provision for income taxes	(30,838)	7,435	—	(23,403)

Segment net income (loss)	$55,820	$(13,294)	$—	$42,526

Total assets (1)	$6,109,330	$786,239	$(424,158)	$6,471,411

Equity method investments included in total assets	$—	$12,464	$—	$12,464

Goodwill	$70,490	$—	$6,184	$76,674

Expenditures for segment assets	$40,679	$—	$—	$40,679

Depreciation and amortization	$7,784	$868	$7,560	$16,212

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2004
Interest income	$246,856	$2,507	$(159)	$249,204
Interest expense	(69,998)	(16,958)	158	(86,798)
Recovery from loan losses	5,109	—	—	5,109
Non-interest income	85,724	27,530	(269)	112,985
Non-interest expense	(193,621)	(5,642)	270	(198,993)

Segments profits and losses before income taxes	74,070	7,437	—	81,507
Provision for income taxes	(25,530)	(2,692)	—	(28,222)

Segment net income (loss)	$48,540	$4,745	$—	$53,285

Total assets (1)	$6,044,988	$736,719	$(424,930)	$6,356,777

Equity method investments included in total assets	$—	$7,910	$—	$7,910

Goodwill	$70,490	$—	$6,184	$76,674

Expenditures for segment assets	$42,229	$—	$—	$42,229

Depreciation and amortization	$7,988	$804	$7,507	$16,299

(1)	The adjusting and elimination entries include the assets, goodwill, depreciation and amortization of the Ryan Beck discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Rule 13a-15(e) (“under Exchange Act”) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2006, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 1, 2007.

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.

Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.3	Amended and Restated Bylaws	Form 10-K for the year ended December 31, 2003, filed on March 3, 2004.

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.2	2005 Restricted Stock and Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 15, 2005.

10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.10	BankAtlantic Bancorp, Inc. — Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.15	Columbus Bank and Trust Company Loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Form 10-K for the year ended December 31, 2003 filed on March 3, 2004.

10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

Exhibit
Number	Description	Reference

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).

10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

Exhibit
Number	Description	Reference

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.45	Executive Compensation Arrangements for 2005	Included in Registrant’s Form 8-K Filed on May 20, 2005.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

10.47	Deferred Prosecution Agreement, including Factual Statement	Exhibit 10.1 to the Registrant’s Form 8-K filed on April 26, 2006.

10.48	Assessment of Civil Money Penalty (FinCEN)	Exhibit 10.2 to the Registrant’s Form 8-K filed on April 26, 2006.

10.49	Stipulation and Consent to Cease and Desist Order and Civil Money Penalty (OTS)	Exhibit 10.3 to the Registrant’s Form 8-K filed on April 26, 2006.

10.50	Cease and Desist Order (OTS)	Exhibit 10.4 to the Registrant’s Form 8-K filed on April 26, 2006.

10.51	Order of Assessment of a Civil Money Penalty (OTS)	Exhibit 10.5 to the Registrant’s Form 8-K filed on April 26, 2006.

10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.

12.1	Ratio of Earnings to Fixed Charges.	Filed with this Report.

21.1	Subsidiaries of the Registrant.	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*	Compensatory Plan

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.
March 1, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/01/2007
/s/ John E Abdo John E. Abdo	Vice Chairman of the Board	3/01/2007
/s/ James A. White James A. White	Executive Vice President and Chief Financial Officer	3/01/2007
/s/ Steven M. Coldren Steven M. Coldren	Director	3/01/2007
/s/ Mary E. Ginestra Mary E. Ginestra	Director	3/01/2007
/s/ Bruno L. Di Giulian Bruno L. Di Giulian	Director	3/01/2007
/s/ Charlie C. Winningham, II Charlie C. Winningham, II	Director	3/01/2007
/s/ Jarett S. Levan Jarett S. Levan	Director and President	3/01/2007
/s/ D. Keith Cobb D. Keith Cobb	Director	3/01/2007
/s/ Willis N. Holcombe Willis N. Holcombe	Director	3/01/2007
/s/ David A. Lieberman David A. Lieberman	Director	3/01/2007