Form 10-Q
period 2007-03-31
BANKATLANTIC BANCORP INC
filed 2007-05-10
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐      YES            ☑      NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 4, 2007
Class A Common Stock, par value $0.01 per share	55,240,604
Class B Common Stock, par value $0.01 per share	4,876,124

Part I.	FINANCIAL INFORMATION

		Page

Reference

Item 1.	Financial Statements	1-15

	Consolidated Statements of Financial Condition — March 31, 2007 and December 31, 2006 — Unaudited	3
	Consolidated Statements of Operations — For the Three Months Ended March 31, 2007 and 2006 — Unaudited	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the Three Months Ended March 31, 2007 and 2006 — Unaudited	5
	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2007 and 2006 — Unaudited	6
	Notes to Consolidated Financial Statements — Unaudited	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

	Signatures	27
EX-10.1 Executive VP Termination Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and cash equivalents	$130,184	$138,904
Securities available for sale and financial instruments (at fair value)	675,544	651,316
Investment securities at cost (approximate fair value:
$270,617 and $209,020)	273,040	206,682
Tax certificates, net of allowance of $3,782 and $3,699	157,062	195,391
Federal Home Loan Bank stock, at cost	69,503	80,217
Loans receivable, net of allowance for loan losses of $50,373 and $43,602	4,616,549	4,586,607
Loans held for sale	6,235	9,313
Real estate held for development or sale	27,031	25,333
Real estate owned	23,135	21,747
Office properties and equipment, net	229,810	219,717
Deferred tax asset, net	17,387	13,593
Goodwill and other intangibles	76,937	77,324
Other assets	77,759	78,755
Discontinued operations assets held for sale	—	190,763

Total assets	$6,380,176	$6,495,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$1,031,628	$995,920
Interest bearing	3,053,394	2,871,116

Total deposits	4,085,022	3,867,036
Advances from FHLB	1,297,055	1,517,058
Short term borrowings	123,462	133,958
Subordinated debentures and bonds payable	292,920	293,189
Other liabilities	66,740	64,193
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	5,865,199	5,970,680

Commitments and contingencies
Stockholders’ equity:
Class A common stock, issued and outstanding 54,956,368 and 56,157,425 shares	550	562
Class B common stock, issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	247,756	260,460
Retained earnings	269,048	265,089

Total stockholders’ equity before accumulated other comprehensive loss	517,403	526,160
Accumulated other comprehensive loss	(2,426)	(1,178)

Total stockholders’ equity	514,977	524,982

Total liabilities and stockholders’ equity	$6,380,176	$6,495,662

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months
(In thousands, except share and per share data)	Ended March 31,
	2007	2006
		(As adjusted)
Interest income:
Interest and fees on loans	$79,587	$75,386
Interest and dividends on taxable securities	10,157	8,681
Interest on tax exempt securities	3,796	3,806

Total interest income	93,540	87,873

Interest expense:
Interest on deposits	19,002	12,754
Interest on advances from FHLB	18,723	14,139
Interest on short term borrowings	2,555	2,575
Interest on secured borrowings	—	2,401
Interest on subordinated debentures and bonds payable	6,114	5,963
Capitalized interest on real estate development	—	(480)

Total interest expense	46,394	37,352

Net interest income	47,146	50,521
Provision for loan losses	7,461	163

Net interest income after provision for loan losses	39,685	50,358

Non-interest income:
Service charges on deposits	24,595	19,099
Other service charges and fees	7,033	6,222
Securities activities, net	1,555	2,541
Other	3,569	2,498

Total non-interest income	36,752	30,360

Non-interest expense:
Employee compensation and benefits (including share-based compensation of $1,212 and $1,069)	41,090	35,836
Occupancy and equipment	15,944	12,614
Advertising and promotion	5,858	8,618
Professional fees	1,713	2,317
Check losses	1,857	1,246
Supplies and postage	1,853	1,661
Telecommunication	1,381	1,153
One-time termination benefits	2,553	—
Other	7,244	6,303

Total non-interest expense	79,493	69,748

(Loss) income from continuing operations before income taxes	(3,056)	10,970
(Benefit) provision for income taxes	(852)	2,948

(Loss) income from continuing operations	(2,204)	8,022
Discontinued operations, (including applicable income tax benefits of $4,066 and $1,591)	7,920	(1,565)

Net income	$5,716	$6,457

Earnings per share
Basic (loss) earnings per share from continuing operations	$(0.04)	$0.13
Basic earnings (loss) per share from discontinued operations	0.13	(0.02)

Basic earnings per share	$0.09	$0.11

Diluted (loss) earnings per share from continuing operations	$(0.04)	$0.13
Diluted earnings (loss) per share from discontinued operations	0.13	(0.03)

Diluted earnings per share	$0.09	$0.10

Basic weighted average number of common shares outstanding	60,635,001	61,005,408

Diluted weighted average number of common and common equivalent shares outstanding	60,635,001	62,761,078

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2007 - Unaudited

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		(1)	(935)	—	936	—	—
Net income	$6,457	—	—	6,457	—	—	6,457

Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale (less income tax expense of $373)	770
Reclassification adjustment for net gain included in net income (less income tax expense of $980)	(1,561)

Other comprehensive loss	(791)	—	—	—	—	(791)	(791)

Comprehensive income	$5,666

Dividends on Class A common stock		—	—	(2,149)	—	—	(2,149)
Dividends on Class B common stock		—	—	(185)	—	—	(185)
Issuance of Class A common stock upon exercise of stock options		11	4,801	—	—	—	4,812
Tax effect relating to share-based compensation		—	2,980	—	—	—	2,980
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,009)	—	—	—	(7,014)
Share based compensation expense		—	1,069	—	—	—	1,069

BALANCE, MARCH 31, 2006		$613	$262,626	$263,503	$—	$(7,126)	$519,616

BALANCE, DECEMBER 31, 2006		$611	$260,460	$265,089	$—	$(1,178)	$524,982
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	—	700
Net income	$5,716	—	—	5,716	—	—	5,716

Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale (less income tax expense of $257)	493
Reclassification adjustment for net gain included in net income (less income tax expense of $897)	(1,741)

Other comprehensive loss	(1,248)	—	—	—	—	(1,248)	(1,248)

Comprehensive income	$4,468

Dividends on Class A common stock		—	—	(2,258)	—	—	(2,258)
Dividends on Class B common stock		—	—	(199)	—	—	(199)
Issuance of Class A common stock upon exercise of stock options		1	697	—	—	—	698
Tax effect relating to share-based compensation		—	963	—	—	—	963
Purchase and retirement of Class A common stock		(13)	(17,082)				(17,095)
Share based compensation expense		—	2,718	—	—	—	2,718

BALANCE, MARCH 31, 2007		$599	$247,756	$269,048	$—	$(2,426)	$514,977

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2007	2006
Net cash provided by (used in) operating activities	$8,074	$(16,665)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	47,633	42,104
Purchase of investment securities and tax certificates	(12,166)	(20,054)
Purchase of securities available for sale	(45,275)	(23,983)
Proceeds from sales and maturities of securities available for sale	64,631	29,001
Purchases of FHLB stock	(450)	(2,250)
Redemption of FHLB stock	11,164	11,381
Investments in unconsolidated subsidiaries	(2,455)	(4,081)
Distributions from unconsolidated subsidiaries	5,443	4,549
Net repayments (purchases and originations) of loans	(36,678)	103,432
Additions to real estate owned	(1,407)	—
Proceeds from sales of real estate owned	106	965
Net additions to office properties and equipment	(16,289)	(20,509)
Net cash proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash provided by investing activities	16,885	120,555

Financing activities:
Net increase in deposits	217,986	208,090
Repayments of FHLB advances	(925,000)	(477,570)
Proceeds from FHLB advances	705,000	280,000
Decrease in securities sold under agreements to repurchase	(25,221)	(58,279)
Increase (decrease) in federal funds purchased	14,725	(21,591)
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(269)	(2,260)
Proceeds from notes payable	—	5,000
Excess tax benefits from share-based compensation	963	2,980
Proceeds from issuance of Class A common stock	698	473
Payment of the minimum withholding tax upon the exercise of stock options	—	(2,675)
Purchase and retirement of Class A common stock	(17,095)	—
Common stock dividends	(2,457)	(2,334)

Net cash used in financing activities	(30,670)	(94,682)

(Decrease) increase in cash and cash equivalents	(5,711)	9,208
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	(6,294)	—
Cash and cash equivalents at the beginning of period	138,904	170,260

Cash and cash equivalents at end of period	$130,184	$179,468

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through its wholly owned subsidiary, BankAtlantic. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition as of December 31, 2006, and in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for all periods presented.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 93 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2007 and December 31, 2006, the consolidated results of operations for the three months ended March 31, 2007 and 2006, the consolidated stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2007. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 was to adjust non-interest expenses from $69.3 million as originally reported to $69.7 million as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Discontinued Operations and Merger
     On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and, subject to the discussion which follows, five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). The issuance of the Warrants is subject to Stifel shareholder approval. If the Stifel shareholders do not approve the issuance of Warrants, then Stifel will pay an additional $20 million in cash in lieu of the Warrants. Of the total merger consideration, the Company’s portion is 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to purchase an aggregate of 481,715 shares of Stifel common stock. Stifel has agreed to register the shares of Stifel common stock issuable in connection with the merger and to grant incidental “piggy-back” registration rights. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of March 31, 2007, the Company owns approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, the Company’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one

BankAtlantic Bancorp, Inc. and Subsidiaries
year is accounted for as securities available for sale and Stifel common stock in which sale is restricted for more than one year is accounted for as investment securities at cost. The Warrants are accounted for as derivatives. Included in the Company’s Consolidated Statement of Financial Condition as of March 31, 2007 under “securities available for sale” and “investment securities at cost” are $31.2 million and $63.6 million, respectively of Stifel common stock and included in financial instruments at fair value is $8.8 million of Warrants.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the consummation of the transaction. The contingent earn-out payments, if any, will be accounted for upon receipt as additional proceeds from the exchange of Ryan Beck common stock with a corresponding increase in the Company’s investment in Stifel. The Company has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.
     The gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

Consideration received:
Stifel common stock and Warrants	$107,445
Cash	2,628

Total consideration received	110,073

Net assets disposed:
Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets disposed	89,399
Transaction cost	2,543

Gain on disposal of Ryan Beck before income taxes	18,131
Provision for income taxes	1,650

Net gain on sale of Ryan Beck	$16,481

     The loss from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

	For the Two months	For the Three months
	Ended February 28, 2007	Ended March 31, 2006
Investment banking revenue	$37,836	$58,800

Non-interest expense:
Employee compensation and benefits	27,532	44,355
Occupancy and equipment	2,984	3,871
Advertising and promotion	740	1,567
Merger related costs (1)	14,263	—
Professional fees	1,106	1,951
Communications	2,255	3,954
Floor broker and clearing fees	1,162	2,719
Interest expense	985	1,621
Other	1,086	1,918

Total non-interest expense	52,113	61,956

Loss from Ryan Beck discontinued operations before income taxes	(14,277)	(3,156)
Income tax benefit	(5,716)	(1,591)

Loss from Ryan Beck discontinued operations, net of tax	$(8,561)	$(1,565)

BankAtlantic Bancorp, Inc. and Subsidiaries
     (1) Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
3. One-time Termination Benefits
     During March 2007, the Company reduced its workforce by approximately 225 associates, or 8% in order to reduce operating expenses with a view to increasing future operating efficiencies. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(53)

Balance at March 31, 2007	$2,264

4. Accounting for Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48 the Company decreased the liability for unrecognized tax benefits by $700,000 and increased the beginning balance of retained earnings by a corresponding amount. This cumulative-effect adjustment amount is the difference between the net amount of assets and liabilities recognized in the Statement of Financial Condition prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying the provision of FIN 48. As of the adoption date, the Company had gross tax affected unrecognized tax benefits of $185,000 and as of March 31, 2007 the Company’s gross tax affected unrecognized tax benefits were $207,000. The recognition of these tax benefits would not significantly affect the Company’s effective tax rate.
     The Company and its subsidiaries file a consolidated federal income tax return and separate company state income tax returns. The Company’s federal income tax returns for all years subsequent to the 2002 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company is not currently under examination by any taxing authority.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no interest or penalties accrued related to its unrecognized tax benefits at March 31, 2007 and December 31, 2006.
5. Defined Benefit Pension Plan
     At December 31, 1998, the Company froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension (benefit) expense incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	419	407
Expected return on plan assets	(598)	(547)
Amortization of unrecognized net gains and losses	136	237

Net periodic pension (benefit) expense	$(43)	$97

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic did not contribute to the Plan during the three months ended March 31, 2007 and 2006. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2007.
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,198,648	$2,158,506
Construction and development	822,096	859,556
Commercial	1,023,383	1,063,352
Small business	191,666	186,833
Other loans:
Home equity	582,754	562,318
Commercial business	159,403	157,109
Small business — non-mortgage	99,852	98,225
Consumer loans	17,451	17,406
Deposit overdrafts	6,949	8,440

Total gross loans	5,102,202	5,111,745

Adjustments:
Undisbursed portion of loans in process	(437,235)	(482,842)
Premiums, discounts and net deferred fees	1,955	1,306
Allowance for loan losses	(50,373)	(43,602)

Loans receivable — net	$4,616,549	$4,586,607

Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$43,602	$41,192
Loans charged-off	(1,127)	(366)
Recoveries of loans previously charged-off	437	900

Net (charge-offs) recoveries	(690)	534
Provision for loan losses	7,461	163

Balance, end of period	$50,373	$41,889

     The following summarizes impaired loans (in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$12,957	$5,856	$325	$162
Impaired loans without specific valuation allowances	20,577	—	10,319	—

Total	$33,534	$5,856	$10,644	$162

     Impaired loans without specific reserves at March 31, 2007 include $7.5 million of performing loans.

BankAtlantic Bancorp, Inc. and Subsidiaries
7. Related Parties
     The Company, Levitt Corporation (“Levitt”) and Bluegreen Corporation (“Bluegreen”) may be deemed to be affiliates. The controlling shareholder of the Company and Levitt is BFC Financial Corporation (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s voting common stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, and the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
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
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations: (in thousands):

	For the Three Month Ended
	March 31,
	2007	2006
Non-interest income:
Other — office facilities	$40	$97
Non-interest expense:
Share based compensation	(55)	(63)
Other — back-office support	(394)	(237)

Net decrease to income before income taxes of affiliate transactions	$(409)	$(203)

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Levitt. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the three months ended March 31, 2007 and 2006, certain of these former employees exercised 13,062 and 13,062 of options, respectively, to acquire Class A common stock at a weighted average exercise price of $8.56 and $2.97, respectively.
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of March 31, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	288,536	$9.62
Options nonvested	154,587	$12.32
     During the year ended December 31, 2006, the Company issued to BFC employees that perform services for the Company options to acquire 50,300 shares of the Company’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these stock options over the vesting period for these options based on the option fair value at each reporting period. The Company recorded $13,000 and $0 of service provider expenses for the three months ended March 31, 2007 and 2006, respectively.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $3.9 million and $5.5 million as of March 31, 2007 and December 31, 2006, respectively. The Company recognized $51,000 and $152,000 of interest expense in connection with the above deposits during the three months ended March 31, 2007 and 2006, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.

BankAtlantic Bancorp, Inc. and Subsidiaries
8. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations.
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, capital management and financing activities.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment transactions are eliminated in consolidation.
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2007 and 2006 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2007
Net interest income (expense)	$52,070	$(4,924)	$—	$47,146
Provision for loan losses	(7,461)	—	—	(7,461)
Non-interest income	35,047	1,705	—	36,752
Non-interest expense	(78,770)	(723)	—	(79,493)

Segments profits and losses before income taxes	886	(3,942)	—	(3,056)
(Provision) benefit for income taxes	(247)	1,099	—	852

Segment net income (loss)	$639	$(2,843)	$—	$(2,204)

Total assets	$6,175,709	$782,753	$(578,286)	$6,380,176

2006
Net interest income (expense)	$55,139	$(4,618)	$—	$50,521
Provision for loan losses	(163)	—	—	(163)
Non-interest income	27,007	3,353	—	30,360
Non-interest expense	(67,798)	(1,950)	—	(69,748)

Segments profits and losses before income taxes	14,185	(3,215)	—	10,970
(Provision) benefit for income taxes	(4,022)	1,074	—	(2,948)

Segment net income (loss)	$10,163	$(2,141)	$—	$8,022

Total assets	$6,000,614	$795,516	$(438,015)	$6,358,115

BankAtlantic Bancorp, Inc. and Subsidiaries
9. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2007	2006
Commitments to sell fixed rate residential loans	$29,228	$30,696
Commitments to sell variable rate residential loans	2,049	2,921
Commitments to purchase variable rate residential loans	34,587	12,000
Commitments to purchase commercial loans	20,000	57,525
Commitments to originate loans held for sale	27,089	26,346
Commitments to originate loans held to maturity	316,067	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,082,757	890,036
Commitments to purchase branch facilities land	5,100	11,180
Standby letters of credit	55,138	67,831
Commercial lines of credit	91,474	86,992
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $38.7 million at March 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $16.4 million at March 31, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2007 and December 31, 2006 was $29,000 and $44,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2007 and 2006 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2007	2006
Basic earnings per share:
Numerator:
(Loss) income from continuing operations	$(2,204)	$8,022
Discontinued operations	7,920	(1,565)

Net income	$5,716	$6,457

Denominator:
Basic weighted average number of common shares outstanding	60,635,001	61,005,408

Basic (loss) earnings per share from:
Continuing operations	(0.04)	0.13
Discontinued operations	0.13	(0.02)

Basic earnings per share	0.09	0.11

Diluted earnings per share
Numerator:
(Loss) income from continuing operations	$(2,204)	$8,022
Discontinued operations	7,920	(1,565)

Net income	$5,716	$6,457

Denominator:
Basic weighted average number of common shares outstanding	60,635,001	61,005,408
Stock-based compensation	—	1,755,670

Diluted weighted average shares outstanding	60,635,001	62,761,078

Diluted earnings (loss) per share from:
Continuing operations	$(0.04)	$0.13
Discontinued operations	0.13	(0.03)

Diluted earnings per share	$0.09	$0.10

Cash dividends per share:
Class A share	$0.04	$0.04

Class B share	$0.04	$0.04

     During the three months ended March 31, 2007 and 2006, 4,984,302 and 1,580,271, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
11. New Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract

BankAtlantic Bancorp, Inc. and Subsidiaries
basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company expects to implement the Statement as of January 1, 2008 and management believes that the adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of changes in the real estate markets in our trade area, and where our collateral is located; the quality of our loans, including specifically residential land acquisition and development loans and other loans also secured by real estate in Florida and conditions specifically in that market sector; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expenses discipline initiatives; any change in regulatory policy, specifically restrictions on transactions fees charged to customers; BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Additionally, we acquired a significant investment in Stifel Financial Corp (“Stifel”) equity securities in connection with the merger of Ryan Beck Holdings, Inc. with Stifel, subjecting us to the risk of fluctuations in the value of Stifel shares and warrants. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other

BankAtlantic Bancorp, Inc. and Subsidiaries
indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Accounting for Uncertain Tax Positions
     The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position as defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations.
Consolidated Results of Operations
     (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended March 31,
(In thousands)	2007	2006	Change
BankAtlantic	$639	$10,163	$(9,524)
Parent Company	(2,843)	(2,141)	(702)

Net (loss) income	$(2,204)	$8,022	$(10,226)

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     Income from continuing operations decreased 127.5% to a $2.2 million net loss during the 2007 quarter, from net income of $8.0 million for the 2006 quarter. The decline in BankAtlantic’s earnings resulted from higher expenses associated with BankAtlantic’s store expansion initiatives and costs related to a reduction in personnel. BankAtlantic’s earnings were also negatively impacted by lower net interest income and an increase in the provision for loan losses, each of which reflects current economic conditions impacting us and financial institutions generally. The increase in the Parent Company’s net loss resulted from a $1.5 million loss associated with the change in value of warrants to acquire Stifel common stock acquired in connection with the Ryan Beck merger transaction and higher interest expense from junior subordinated debenture borrowings due to higher short-term interest rates during the 2007 quarter compared to the same 2006 quarter.
     BankAtlantic increased its provision for loan losses by $7.3 million during the 2007 quarter compared to the 2006 quarter. This increase primarily resulted from higher loan loss reserves required for residential land acquisition and development loans in our portfolio based upon the impact on the credit quality of those loans of the deteriorating residential real estate market in Florida. BankAtlantic’s net interest income declined by $3.1 million reflecting an increase in cost of funds due to growth in higher cost deposit products, lower levels of higher yielding earning assets and higher short-term interest rates. The increase in BankAtlantic non-interest expenses primarily resulted from BankAtlantic’s store expansion program and a $2.6 million charge due to a reduction in workforce in March 2007.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2007				March 31, 2006
(In thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,650,519	79,587		6.85	$4,610,055	75,386		6.54
Investments - tax exempt	396,374	5,802	(1)	5.85	393,159	5,731	(1)	5.83
Investments - taxable	619,614	9,696		6.26	588,072	8,233		5.60

Total interest earning assets	5,666,507	95,085		6.71%	5,591,286	89,350		6.39%

Goodwill and core deposit intangibles	77,138				78,693
Other non-interest earning assets	426,061				355,868

Total Assets	$6,169,706				$6,025,847

Deposits:
Savings	$529,435	2,570		1.97%	$331,117	313		0.38%
NOW	771,017	1,512		0.80	760,419	934		0.50
Money market	650,383	3,938		2.46	829,700	3,984		1.95
Certificates of deposit	961,716	10,982		4.63	843,866	7,523		3.62

Total interest bearing deposits	2,912,551	19,002		2.65	2,765,102	12,754		1.87

Short-term borrowed funds	203,984	2,633		5.23	245,326	2,643		4.37
Advances from FHLB	1,405,279	18,723		5.40	1,164,675	14,140		4.92
Secured borrowings	—	—		—	125,293	2,401		7.77
Long-term debt	29,634	626		8.57	37,819	748		8.02

Total interest bearing liabilities	4,551,448	40,984		3.65	4,338,215	32,686		3.06
Demand deposits	989,546				1,065,909
Non-interest bearing other liabilities	56,222				70,349

Total Liabilities	5,597,216				5,474,473
Stockholder’s equity	572,490				551,374

Total liabilities and stockholder’s equity	$6,169,706				$6,025,847

Net tax equivalent interest income/net interest spread		54,101		3.06%		56,664		3.33%

Tax equivalent adjustment		(2,031)				(2,006)
Capitalized interest from real estate operations		—				480

Net interest income		52,070				55,138

Margin
Interest income/interest earning assets				6.71%				6.39%
Interest expense/interest earning assets				2.93				2.37

Net interest margin (tax equivalent)				3.78%				4.02%

Net interest margin (tax equivalent) excluding secured borrowings				3.78%				4.11%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
     The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets. Interest bearing liability costs increased 59 basis points while interest earning asset yields increased by 32 basis points. The increase in interest bearing liability interest rates reflects higher rates on

BankAtlantic Bancorp, Inc. and Subsidiaries
deposits and other borrowings. The higher interest bearing deposit rates reflect growth in our high yield savings account balances, and the gradual increase in certificate of deposit and money market rates resulting from the continued high short-term rate environment. The balance of high yield savings accounts was $256.2 million at March 31, 2007. There were no high yield savings account balances at March 31, 2006. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest rates. The growth in earning asset yields resulted from higher yields for all categories of loans and investments primarily attributed to higher short-term interest rates. The yields on earning assets were also unfavorably impacted by a $19.6 million increase in non-accrual loans at March 31, 2007 compared to March 31, 2006.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $138.2 million, $66.5 million and $44.3 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $136.9 million decline in average commercial real estate loan balances primarily resulting from the slow-down in the real estate market in Florida. The higher taxable investment average balance reflects increased average balances of mortgage-backed securities during the 2007 quarter.
Provision for Loan Losses

	For the Three Months Ended
Allowance for Loan Losses	March 31,
(In thousands)	2007	2006
Balance, beginning of period	$43,602	$41,192
Loans charged-off	(1,127)	(366)
Recoveries of loans previously charged-off	437	900

Net (charge-offs) recoveries	(690)	534
Provision for loan losses	7,461	163

Balance, end of period	$50,373	$41,889

     The $7.5 million provision for loan losses during the three months ended March 31, 2007 was primarily the result of a $5.7 million specific reserve associated with a residential land acquisition and development loan and increases in the qualitative component of our allowance for loan losses. These qualitative component increases were primarily based on continued deteriorating economic conditions in the residential real estate market during the quarter and higher non-performing and potential problem loans at March 31, 2007. The higher loan charge-offs experienced during the 2007 quarter were mainly in home equity and small business loans. The property values of homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends.
     Conditions in the residential real estate market nationally and in Florida continued to deteriorate during the first quarter of 2007. New home sales and applications for building permits fell significantly from peak levels during 2005 and inventories of unsold homes have significantly increased. The Bank’s commercial real estate loan portfolio consists of several sub-categories of loans, each with differing collateral and different levels of risk. The “builder land loan” segment, at approximately $140 million, consists of land loans to borrowers who have option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options. If the lots are not acquired as originally anticipated, we anticipate that the borrower may not be in a position to service the loan with the likely result being an increase in nonperforming loans and loan losses in this category.
     The “builder land loan” segment discussed above is part of BankAtlantic’s total commercial real estate acquisition and development portfolio of approximately $562 million as of March 31, 2007. The loans other than the “builder land loans” in this category are generally secured by residential and commercial real estate which will be fully developed by the borrower or sold to third parties. These loans generally involve property with a longer investment and development horizon and are guaranteed by the borrower or individuals and/or secured by additional collateral such that it is expected that the borrower will have the ability to service the debt under current conditions for a longer period of time. Accordingly, management considers these other loans to be of relatively lower risk than the “builder land loans”.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Market conditions may result in BankAtlantic’s borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances. While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, declines in the residential real estate market and collateral values may result in higher credit losses in these loans.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,
	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$597	$632
Loans	25,746	4,436

Total non-accrual	26,343	5,068

Repossessed assets:
Real estate owned	23,135	21,747

Total nonperforming assets	$49,478	$26,815

Allowances
Allowance for loan losses	$50,373	$43,602
Allowance for tax certificate losses	3,782	3,699

Total allowances	$54,155	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—
Performing impaired loans	7,788	163
Restructured loans	—	—

TOTAL POTENTIAL PROBLEM LOANS	$7,788	$163

     Non-accrual loans increased $21.3 million from December 31, 2006. The majority of the increase relates to two residential land acquisition and development loans in our commercial real estate portfolio with an aggregate outstanding balance of $20.3 million. In view of market conditions, management anticipates we may experience further deterioration in this segment of our loan portfolio as the market attempts to absorb an oversupply of available lot inventory in the face of the deteriorating residential real estate market discussed above. Residential land acquisition and development non-performing loans amounted to $20.6 million at March 31, 2007 compared to $0 as of December 2006.
     The increase in real estate owned primarily resulted from land improvement expenditures associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.
     Performing impaired loans consists of $3.2 million of commercial business loans and $4.6 million of commercial real estate loans for which information known about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans may be classified as non-performing assets in subsequent periods upon receipt of additional information.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(In thousands)	2007	2006	Change
Service charges on deposits	$24,595	$19,099	$5,496
Other service charges and fees	7,033	6,222	811
Securities activities, net	621	(1)	622
Other	2,798	1,687	1,111

Non-interest income	$35,047	$27,007	$8,040

     The higher revenues from service charges on deposits during 2007 compared to 2006 primarily resulted from higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of core deposit accounts, a 7% increase in overdraft charges beginning July, 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 79,000 new core deposit accounts during the three months ended March 31, 2007 compared to 77,000 during the same 2006 period and opened approximately 270,000 new core deposit accounts during the year ended December 31, 2006.
     The higher other service charges and fees during the three months ended March 31, 2007 compared to the same 2006 period was primarily due to a 12% increase in interchange and surcharge income. The higher income was primarily due to the increase in the number of ATM and check cards outstanding associated with the opening of new core deposit accounts. The increase in service card fees was partially offset by a $0.6 million decline in ATM and check card annual fees as BankAtlantic discontinued the fee as of January 1, 2007 in response to competitive market conditions.
     Securities activities, net during the three months ended March 31, 2007 includes a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier. The remaining gain in securities activities, net represents sales of agency securities available for sale.
     Included in other income during the three months ended March 31, 2006 is a loss from real estate operations of $1.1 million. The loss during the 2006 quarter resulted from higher development and capitalized interest costs associated with units sold. There were no units sold at the development during the three months ended March 31, 2007.
BankAtlantic’s Non-Interest Expense

	For Three Months
	Ended March 31,
(In thousands)	2007	2006	Change
Employee compensation and benefits	$40,664	$34,349	$6,315
Occupancy and equipment	15,942	12,610	3,332
Advertising and promotion	5,788	8,524	(2,736)
Professional fees	1,620	2,211	(591)
Check losses	1,857	1,246	611
Supplies and postage	1,850	1,654	196
Telecommunication	1,379	1,151	228
One-time termination benefits	2,553	—	2,553
Other	7,117	6,054	1,063

Non-interest expense	$78,770	$67,799	$10,971

     The substantial increase in employee compensation and benefits resulted primarily from BankAtlantic’s store expansion initiatives as BankAtlantic has opened 18 new stores since January 2006, representing a 24% increase in its store network. The number of full time equivalent employees increased to 2,628 at March 26, 2007 from 2,328 at March 31, 2006, primarily as a result of the additional stores. Also contributing to the increased compensation costs were higher employee benefit costs associated with a larger workforce. On March 27, 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The significant increase in occupancy and equipment primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a consequence of these growth and expansion initiatives, BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased from $9.5 million during the three months ended March 31, 2006 to $12.5 million during the same 2007 period. Facilities rental expense increased from $1.9 million during the three months ended March 31, 2006 to $3.1 million for the same 2007 period, an increase of 69%. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for back-office facilities.
     During the fourth quarter of 2006, management decided to reduce advertising expenses to 2005 levels. Reflecting that decision, advertising expense during the 2007 quarter decreased 32.1% from the prior year’s quarter.
     Professional fees declined from 2006 levels reflecting lower consulting and legal costs as BankAtlantic incurred higher professional fees during 2006 in connection with entering into a deferred prosecution agreement with the Department of Justice in April 2006.
     BankAtlantic experienced an increase in check losses for the 2007 quarter compared to the 2006 quarter primarily due to an increase in the number of core deposit accounts and the volume of checking account overdrafts.
     The increase in supplies, postage and telecommunication costs during the current quarter were related to BankAtlantic’s growth initiatives and the opening of new stores.
     The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings is approximately $10 million with the realization of these savings to begin during the second quarter of 2007.
     Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
     The increase in other non-interest expense related to increased general operating expenses, including a $494,000 increase in insurance premiums and tangible taxes as well as $358,000 of increased fees associated with out-sourced functions provided by BFC and the Parent Company, which include human resources and risk management services.
Parent Company Results of Operations

	For the Three Months
(In thousands)	Ended March 31,
	2007	2006	Change
Net interest (expense)	$(4,924)	$(4,618)	$(306)

Non-interest income	1,705	3,352	(1,647)
Non-interest expense	723	1,949	(1,226)

(Loss) before income taxes	(3,942)	(3,215)	(727)
Income tax benefit	(1,099)	(1,074)	(25)

Parent company (loss)	$(2,843)	$(2,141)	$(702)

     Net interest expense increased during the first quarter of 2007, compared to the same 2006 period, as a result of higher interest rates during 2007 compared to 2006. The Company’s junior subordinated debentures and other borrowings average balances were $263.3 million during the three months ended March 31, 2007 and 2006 while the average rates increased from 8.03% during the three months ended March 31, 2006 to 8.45% during the same 2007 period.
     The decrease in non-interest income was a result of a $1.5 million unrealized loss associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Also included in non-interest income during the three months ended March 31, 2007 was $2.4 million of gains on securities activities from managed fund investments and $781,000 of earnings from unconsolidated subsidiaries. During the three months ended March 31, 2006 gains on securities activities were $2.5 million from managed fund investments and earnings from unconsolidated subsidiaries were $820,000.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decrease in non-interest expense for the three months ended March 31, 2007 compared to the same 2006 period was a result of lower compensation and operating cost.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at March 31, 2007 were $6.4 billion compared to $6.5 billion at December 31, 2006. The changes in components of total assets from December 31, 2006 to March 31, 2007 are summarized below:
•	Decline in cash and cash equivalents due to the use of short term investments at the Parent company to fund the Company’s Class A common stock repurchase program;

•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck partially offset by the sale of Parent company equity securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost resulting from Stifel equity securities received as merger consideration upon the sale of Ryan Beck;

•	Decrease in tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Increase in loan receivable balances associated with higher purchased residential and home equity loan balances partially offset by lower commercial real estate loan balances;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.
     The Company’s total liabilities at March 31, 2007 were $5.9 billion compared to $6.0 billion at December 31, 2006. The changes in components of total liabilities from December 31, 2006 to March 31, 2007 are summarized below:
•	Higher non-interest-bearing deposit balances due to an increase in free checking account balances associated with “Florida’s Most Convenient Bank” initiatives;

•	Higher interest-bearing deposit balances primarily associated with increased higher yield saving, interest-bearing checking and certificate of deposit balances partially offset by lower money market account balances;

•	Decrease in FHLB advances and short term borrowings due to deposit growth and a decline in earning assets; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel on February 28, 2007.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.9 million. In March 2007, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     As consideration for the merger of Ryan Beck with Stifel, the Company received 2,377,354 shares of Stifel common stock and warrants to acquire approximately 481,715 shares of Stifel common stock at $36.00 per share. Issuance of the warrants is subject to the approval of Stifel’s shareholders, and we will receive approximately $19.2 million in cash if the Stifel shareholders do not approve the issuance of warrants. The Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes.
     The Company has invested $64.8 million in equity securities with a money manager. The equity securities had a fair value of $74.0 million as of March 31, 2007. It is anticipated that these funds will be invested in this manner until

BankAtlantic Bancorp, Inc. and Subsidiaries
needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, repurchase and retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although we may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the three months ended March 31, 2007, the Company repurchased and retired 1,324,774 shares of Class A common stock at an aggregate purchase price of $17.1 million.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, to fund growth and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.3 billion as of March 31, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.0 billion at March 31, 2007. BankAtlantic has established lines of credit for up to $557.9 million with other banks to purchase federal funds of which $45 million was outstanding as of March 31, 2007. BankAtlantic has also established a $6.5 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2007, $1.8 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2007, BankAtlantic had $15.7 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at March 31, 2007 were $343 million and $55 million, respectively, compared to $469 million and $29 million, respectively, at March 31, 2006. At March 31, 2007, total loan commitments represented approximately 7.4% of net loans receivable.
     At March 31, 2007, BankAtlantic had investments and mortgage-backed securities of approximately $110.6 million pledged against securities sold under agreements to repurchase, $41.8 million pledged against public deposits and $56.6 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 22 stores since January 2005. At March 31, 2007, BankAtlantic had $5.1 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 in connection with the 2007 store expansion initiatives are expected to be approximately $52 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $4.2 million which may be funded through capital contributions from BankAtlantic Bancorp or earnings.
     At March 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately	Well
			Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2007:
Total risk-based capital	$526,725	12.11%	8.00%	10.00%
Tier 1 risk-based capital	$456,426	10.49%	4.00%	6.00%
Tangible capital	$456,426	7.51%	1.50%	1.50%
Core capital	$456,426	7.51%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Off Balance Sheet Arrangements — Contractual Obligations as of March 31, 2007

(In thousands)	Payments Due by Period (1)(2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,002,284	$848,838	$118,636	$34,631	$179
Long-term debt	292,920	—	—	—	292,920
Advances from FHLB (1)	1,297,055	1,225,055	40,000	32,000	—
Operating lease obligations	124,414	9,422	19,788	15,541	79,663
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	38,471	17,271	5,500	6,100	9,600

Total contractual cash obligations	$2,769,480	$2,101,524	$186,144	$91,120	$390,692

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in BankAtlantic’s Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2007, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
     Included in the Company’s Consolidated Statement of Financial Condition at March 31, 2007 were $79.1 million of publicly traded equity securities and $11.5 million of privately held equity securities that subjects it to equity pricing risks

BankAtlantic Bancorp, Inc. and Subsidiaries
arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in the Company’s Consolidated Statement of Financial Condition at March 31, 2007 was $103.7 million investment in Stifel equity securities received in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     Except as set forth herein, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs (1)	Programs
January 1, 2007 through January 31, 2007	—	$—	—	—
February 1, 2007 through February 28, 2007	533,500	13.41	533,500	4,906,800
March 1, 2007 through March 31, 2007	791,274	12.52	791,274	4,115,526

Total	1,324,774	$12.88	1,324,774	4,115,526

1.	On May 2, 2006, the Company’s Board of Directors approved the repurchase of up to 6 million shares of Class A common stock through a Share Repurchase Program. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.
Item 5. Other Information.
     Jay Fuchs entered into an agreement with BankAtlantic, dated February 9, 2007 and effective February 16, 2007, in connection with the Company’s prior disclosure that Mr. Fuchs, formerly Executive Vice President of Community Banking Division of BankAtlantic, was no longer employed as an executive officer of BankAtlantic. Under the terms of this

BankAtlantic Bancorp, Inc. and Subsidiaries
agreement, Mr. Fuchs agreed to, among other things, a limited covenant-not-to-compete. BankAtlantic agreed to, among other things, continue to pay Mr. Fuchs his regular annual base salary through January 9, 2008, pay Mr. Fuchs his bonus for the year ended December 31, 2006, continue Mr. Fuchs’ health benefit coverage in accordance with COBRA for up to 18 months, vest all of Mr. Fuchs’ unvested stock options on a pro rata basis through January 9, 2008 and extend the exercise period of all of Mr. Fuchs’ vested stock options through May 15, 2007.
Item 6. Exhibits

Exhibit 10.1	Executive Vice President Termination Agreement

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

May 10, 2007	By:	/s/ Alan B. Levan

Date		Alan B. Levan Chief Executive Officer/ Chairman/President

May 10, 2007	By:	/s/ James A. White

Date		James A. White Executive Vice President, Chief Financial Officer