Form 10-Q
period 2007-06-30
BANKATLANTIC BANCORP INC
filed 2007-08-09
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 3, 2007
Class A Common Stock, par value $0.01 per share	53,047,139
Class B Common Stock, par value $0.01 per share	4,876,124

Part I. — FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and cash equivalents	$150,000	$138,904
Securities available for sale and financial instruments (at fair value)	682,179	651,316
Investment securities at cost (approximate fair value:
$291,019 and $209,020)	278,169	206,682
Tax certificates, net of allowance of $3,829 and $3,699	230,540	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	74,003	80,217
Loans receivable, net of allowance for loan losses of $54,754 and $43,602	4,611,710	4,586,607
Loans held for sale	6,980	9,313
Real estate held for development or sale	25,110	25,333
Real estate owned	23,886	21,747
Office properties and equipment, net	241,327	219,717
Deferred tax asset, net	17,021	13,593
Goodwill and other intangibles	76,586	77,324
Other assets	77,536	78,755
Discontinued operations assets held for sale	—	190,763

Total assets	$6,495,047	$6,495,662

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$971,260	$995,920
Interest bearing	3,045,883	2,871,116

Total deposits	4,017,143	3,867,036
Advances from FHLB	1,397,051	1,517,058
Short term borrowings	188,102	133,958
Subordinated debentures and bonds payable	318,437	293,189
Other liabilities	61,590	64,193
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	5,982,323	5,970,680

Commitments and contingencies
Stockholders’ equity:
Class A common stock, issued and outstanding 53,212,871 and 56,157,425 shares	532	562
Class B common stock, issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	231,639	260,460
Retained earnings	278,282	265,089

Total stockholders’ equity before accumulated other comprehensive income (loss)	510,502	526,160
Accumulated other comprehensive income (loss)	2,222	(1,178)

Total stockholders’ equity	512,724	524,982

Total liabilities and stockholders’ equity	$6,495,047	$6,495,662

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
(In thousands, except share and per share data)	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Interest income:
Interest and fees on loans	$79,914	$75,765	$159,501	$151,151
Interest and dividends on taxable securities	10,061	8,710	20,218	17,391
Interest on tax exempt securities	3,800	3,862	7,596	7,668

Total interest income	93,775	88,337	187,315	176,210

Interest expense:
Interest on deposits	21,473	13,852	40,475	26,606
Interest on advances from FHLB	18,103	13,007	36,826	27,146
Interest on short term borrowings	2,010	4,931	4,565	7,506
Interest on secured borrowings	—	—	—	2,401
Interest on subordinated debentures and bonds payable	6,136	6,377	12,250	12,340
Capitalized interest on real estate development	—	(289)	—	(769)

Total interest expense	47,722	37,878	94,116	75,230

Net interest income	46,053	50,459	93,199	100,980
Provision for (recovery from) loan losses	4,917	(20)	12,378	143

Net interest income after provision for (recovery from) loan losses	41,136	50,479	80,821	100,837

Non-interest income:
Service charges on deposits	25,808	21,274	50,403	40,373
Other service charges and fees	7,524	7,353	14,557	13,575
Securities activities, net	8,813	2,830	10,368	5,371
Other	3,339	6,166	6,908	8,664

Total non-interest income	45,484	37,623	82,236	67,983

Non-interest expense:
Employee compensation and benefits	37,908	37,590	78,998	73,426
Occupancy and equipment	15,927	13,429	31,871	26,043
Impairment of real estate held for sale	1,056	—	1,056	—
Advertising and promotion	4,209	7,400	10,067	16,018
Professional fees	1,368	2,374	3,081	4,691
Check losses	2,731	1,875	4,588	3,121
Supplies and postage	1,632	1,737	3,485	3,398
Telecommunication	1,556	1,158	2,937	2,311
One-time termination benefits	—	—	2,553	—
Other	6,790	8,527	14,034	14,830

Total non-interest expense	73,177	74,090	152,670	143,838

Income from continuing operations before income taxes	13,443	14,012	10,387	24,982
Provision for income taxes	1,715	3,569	863	6,517

Income from continuing operations	11,728	10,443	9,524	18,465
Discontinued operations, (less applicable income tax benefit of ($58), ($1,524) and ($4,124), ($3,115))	(108)	(2,367)	7,812	(3,932)

Net income	$11,620	$8,076	$17,336	$14,533

Earnings per share
Basic earnings per share from continuing operations	$0.20	$0.17	$0.16	$0.30
Basic (loss) earnings per share from discontinued operations	—	(0.04)	0.13	(0.06)

Basic earnings per share	$0.20	$0.13	$0.29	$0.24

Diluted earnings per share from continuing operations	$0.20	$0.17	$0.16	$0.29
Diluted (loss) earnings per share from discontinued operations	(0.01)	(0.04)	0.12	(0.06)

Diluted earnings per share	$0.19	$0.13	$0.28	$0.23

Basic weighted average number of common shares outstanding	59,189,556	61,324,163	59,908,285	61,165,666

Diluted weighted average number of common and common equivalent shares outstanding	59,929,238	62,819,871	60,921,567	62,791,678

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2007 — Unaudited

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		(1)	(935)	—	936	—	—
Net income	$14,533	—	—	14,533	—	—	14,533

Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $1,961)	(3,053)
Reclassification adjustment for net gain included in net income (less income tax expense of $2,072)	(3,299)

Other comprehensive loss	(6,352)	—	—	—	—	(6,352)	(6,352)

Comprehensive income	$8,181

Dividends on Class A common stock		—	—	(4,293)	—	—	(4,293)
Dividends on Class B common stock		—	—	(370)	—	—	(370)
Issuance of Class A common stock upon exercise of stock options		13	5,374	—	—	—	5,387
Tax effect relating to share-based compensation		—	3,553	—	—	—	3,553
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,009)	—	—	—	(7,014)
Share based compensation expense		—	2,246	—	—	—	2,246
Purchase and retirement of Class A common stock		(2)	(3,624)	—	—	—	(3,626)

BALANCE, JUNE 30, 2006		$613	$261,325	$269,250	$—	$(12,687)	$518,501

BALANCE, DECEMBER 31, 2006		$611	$260,460	$265,089	$—	$(1,178)	$524,982
Net income	$17,336	—	—	17,336	—	—	17,336

Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale (less income tax expense of $3,229)	7,033
Reclassification adjustment for net gain included in net income (less income tax expense of $1,668)	(3,633)

Other comprehensive income	3,400	—	—	—	—	3,400	3,400

Comprehensive income	$20,736

Dividends on Class A common stock		—	—	(4,443)	—	—	(4,443)
Dividends on Class B common stock		—	—	(400)	—	—	(400)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	—	700
Issuance of Class A common stock upon exercise of stock options		4	2,220	—	—	—	2,224
Tax effect relating to share-based compensation		—	1,250	—	—	—	1,250
Purchase and retirement of Class A common stock		(34)	(36,368)	—	—	—	(36,402)
Share based compensation expense		—	4,077	—	—	—	4,077

BALANCE, JUNE 30, 2007		$581	$231,639	$278,282	$—	$2,222	$512,724

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2007	2006
Net cash provided by (used in) operating activities	$15,463	$(18,392)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	98,843	84,669
Purchase of investment securities and tax certificates	(142,092)	(135,145)
Purchase of securities available for sale	(122,158)	(86,820)
Proceeds from sales and maturities of securities available for sale	150,574	93,641
Purchases of FHLB stock	(4,950)	(15,075)
Redemption of FHLB stock	11,164	22,339
Investments in unconsolidated subsidiaries	(3,592)	(4,081)
Distributions from unconsolidated subsidiaries	7,889	4,549
Net (increase) decrease in loans	(36,918)	30,379
Improvements to real estate owned	(1,762)	—
Proceeds from sales of real estate owned	732	1,708
Net additions to office properties and equipment	(32,670)	(39,689)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash used in investing activities	(72,312)	(43,525)

Financing activities:
Net increase in deposits	150,107	82,330
Repayments of FHLB advances	(1,745,000)	(1,436,344)
Proceeds from FHLB advances	1,625,000	1,280,000
(Decrease) increase in securities sold under agreements to repurchase	(24,492)	80,073
Increase in federal funds purchased	78,636	84,847
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(526)	(6,714)
Proceeds from issuance of junior subordinated debentures	25,000	—
Proceeds from notes payable	—	5,000
Excess tax benefits from share-based compensation	1,250	3,553
Proceeds from issuance of Class A common stock	2,224	1,053
Payment of the minimum withholding tax upon the exercise of stock options	—	(2,675)
Purchase and retirement of Class A common stock	(36,402)	(3,631)
Common stock dividends	(4,843)	(4,663)

Net cash provided by financing activities	70,954	56,313

Increase (decrease) in cash and cash equivalents	14,105	(5,604)
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	(6,294)	—
Cash and cash equivalents at the beginning of period	138,904	170,261

Cash and cash equivalents at end of period	$150,000	$164,657

See Notes to Consolidated Financial Stateemtns — Unaudited

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
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 94 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at June 30, 2007 and December 31, 2006, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, the consolidated stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2007 and 2006 in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2007. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Form 10-Q for the three months ended March 31, 2007.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 was to adjust non-interest expenses from $74.0 million and $143.3 million, respectively, as originally reported to $74.1 million and $143.8 million, respectively, as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Stock Based Compensation
     In June 2007, the Board of Directors granted to employees incentive and non-qualifying stock options to acquire an aggregate of 801,850 shares of Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The options granted to employees vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $9.38 which was equal to the market value of the Class A common stock at the date of grant. Additionally, during June 2007, non-employee directors were issued 10,660 shares of restricted Class A common stock and granted options to acquire 104,647 shares of Class A common stock. The restricted stock and stock options were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock issued to directors will vest monthly over a 12-month service period. Non-employee director stock options vested on the date of grant, have a ten-year term and have an exercise price of $9.38 which was equal to the market value of the Class A common stock on the date of grant. Non-employee director compensation expense of $270,000 was recognized in connection with the option grants.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below presents the weighted average assumptions used to value options granted in June 2007.

	Employees	Directors
Stock Price	$9.38	$9.38
Exercise Price	$9.38	$9.38
Interest Rate	4.96%	4.63%
Dividend Rate	1.75%	1.75%
Volatility	29.65%	27.80%
Option Life (years)	7.50	5.00
Option Value	$3.29	$2.58
Annual Forfeiture Rate	3.60%	0%
     The following is a summary of the Company’s Class A common stock option activity during the six months of 2006 and 2007:

Class A
Outstanding
Options
Outstanding at December 31, 2005	6,039,253
Exercised	(1,324,281)
Forfeited	(148,816)
Issued	37,408

Outstanding at June 30, 2006	4,603,564

Outstanding at December 31, 2006	5,238,905
Exercised	(394,023)
Forfeited	(172,209)
Expired	(2,347)
Issued	956,247

Outstanding at June 30, 2007	5,626,573

Exercisable at June 30, 2007	1,823,085

	For the Six Months
	Ended June 30,
	2007	2006
Weighted average exercise price of options outstanding	$11.25	$10.43
Weighted average exercise price of options exercised	$5.64	$4.07
Weighted average price of options forfeited	$14.77	$13.74
Weighted average price of options expired	$4.33	$—
     Included in the compensation expense in the Company’s Statement of Operation for the three and six months ended June 30, 2007 is share-based compensation of $1.3 million and $2.3 million, respectively, compared to $1.1 million and $2.2 million during the same 2006 periods, respectively.
3. Discontinued Operations and Merger
     On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). Of the total merger consideration, the Company’s portion is 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007, and registered for resale after August 28, 2007 of up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by the Company and 161,000 shares issuable to the Company upon the exercise of the Warrants. Stifel has agreed to register the remaining shares issued in

BankAtlantic Bancorp, Inc. and Subsidiaries
connection with the merger and to grant incidental “piggy-back” registration rights. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of June 30, 2007, the Company owned approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, the Company’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock in which sale is restricted for more than one year is accounted for as investment securities at cost. The Warrants are accounted for as derivatives. Included in the Company’s Consolidated Statement of Financial Condition as of June 30, 2007 under “securities available for sale” and “investment securities at cost” are $40.1 million and $63.6 million, respectively, of Stifel common stock, and included in financial instruments at fair value is $14.9 million of Warrants.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. The Company has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.
     The gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

Consideration received:
Financial instruments, Stifel common stock and warrants	$107,445
Cash	2,628

Total consideration received	110,073

Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets available for sale at disposal date	89,399
Transaction cost	2,709

Gain on disposal of Ryan Beck before income taxes	17,965
Provision for income taxes	1,592

Net gain on sale of Ryan Beck	$16,373

BankAtlantic Bancorp, Inc. and Subsidiaries
     The loss from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

	For the Two Months	For the Three Months	For the Six Months
	Ended February 28, 2007	Ended June 30, 2006	Ended June 30, 2006
Investment banking revenue	$37,836	$55,372	$114,172

Non-interest expense:
Employee compensation and benefits	27,532	42,433	86,788
Occupancy and equipment	2,984	3,927	7,798
Advertising and promotion	740	1,326	2,893
Merger related costs (1)	14,263	—	—
Professional fees	1,106	1,905	3,856
Communications	2,255	3,930	7,884
Floor broker and clearing fees	1,162	2,142	4,861
Interest expense	985	1,514	3,135
Other	1,086	2,086	4,004

Total non-interest expense	52,113	59,263	121,219

Loss from Ryan Beck discontinued operations before income taxes	(14,277)	(3,891)	(7,047)
Income tax benefit	(5,716)	(1,524)	(3,115)

Loss from Ryan Beck discontinued operations, net of tax	$(8,561)	$(2,367)	$(3,932)

(1)	Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4. One-time Termination Benefits
     During March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to reduce operating expenses with a view to increasing future operating efficiencies. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(1,587)

Balance at June 30, 2007	$730

5. Accounting for Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48 the Company decreased the liability for unrecognized tax benefits by $700,000 and increased the beginning balance of retained earnings by a corresponding amount. This cumulative-effect adjustment amount is the difference between the net amount of assets and liabilities recognized in the Statement of Financial Condition prior to the application of FIN 48 and the net amount of assets and liabilities recognized as a result of applying the provisions of FIN 48. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $185,000 and as of June 30, 2007 the Company’s gross tax effected unrecognized tax benefits were $232,000. The recognition of these tax benefits would not significantly affect the Company’s effective tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s federal income tax returns for all years subsequent to the 2002 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company is not currently under examination by any taxing authority.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no interest or penalties accrued related to its unrecognized tax benefits at June 30, 2007 and December 31, 2006.
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,224,069	$2,158,506
Construction and development	772,198	859,556
Commercial	963,628	1,063,352
Small business	203,334	186,833
Other loans:
Home equity	613,000	562,318
Commercial business	133,988	157,109
Small business — non-mortgage	100,152	98,225
Consumer loans	16,656	17,406
Deposit overdrafts	10,707	8,440

Total gross loans	5,037,732	5,111,745

Adjustments:
Undisbursed portion of loans in process	(373,966)	(482,842)
Premiums, discounts and deferred fees	2,698	1,306
Allowance for loan losses	(54,754)	(43,602)

Loans receivable — net	$4,611,710	$4,586,607

Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$50,373	$41,889	$43,602	$41,192
Loans charged-off	(1,797)	(350)	(2,924)	(716)
Recoveries of loans previously charged-off	1,261	493	1,698	1,393

Net (charge-offs) recoveries	(536)	143	(1,226)	677
Provision for (recovery) from loan losses	4,917	(20)	12,378	143

Balance, end of period	$54,754	$42,012	$54,754	$42,012

     The following summarizes impaired loans (in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$12,944	$5,850	$325	$162
Impaired loans without specific valuation allowances	17,344	—	10,319	—

Total	$30,288	$5,850	$10,644	$162

BankAtlantic Bancorp, Inc. and Subsidiaries
     Impaired loans without specific reserves at June 30, 2007 include $8.2 million of performing loans. No impaired loans without specific reserves were performing at December 31, 2006.
7. Related Parties
     The Company, BFC Financial Corporation (“BFC”), Levitt Corporation (“Levitt”) and Bluegreen Corporation (“Bluegreen”) are affiliates. The controlling shareholder of the Company and Levitt is BFC, and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s voting common stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, and the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
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
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations: (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Non-interest income:
Other — office facilities	$92	$107	$132	$204
Non-interest expense:
Employee compensation benefits	(50)	(63)	(105)	(126)
Other — back-office support	(357)	(301)	(751)	(538)

Net effect of affiliate transactions before income taxes	$(315)	$(257)	$(724)	$(460)

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Levitt. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the six months ended June 30, 2007 and 2006, certain of these former employees exercised 13,062 and 51,464 of options to acquire Class A common stock at a weighted average exercise price of $8.56 and $3.28, respectively.
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of June 30, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	282,005	$9.84
Options nonvested	154,587	$12.32
     During the year ended December 31, 2006 and in June 2007, the Company issued to BFC employees, which performed services for the Company, options to acquire 50,300 and 49,750 shares of the Company’s Class A common stock at an exercise price of $14.69 and $9.38, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these stock options over the vesting period for these options based on the option fair value at each reporting period. The Company recorded $15,000 and $27,000 of service provider expenses for the three and six months ended June 30, 2007 with respect to these options. No options were granted to BFC employees during the three and six months ended June 30, 2006.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $6.6 million and $5.5 million as of June 30, 2007 and December 31, 2006, respectively. The Company recognized $39,000 and $90,000 of interest expense in connection with the above deposits during the three and six months ended June 30, 2007 compared to $147,000 and $299,000 during the same 2006 periods, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2007
Net interest income (expense)	$50,914	$(4,861)	$—	$46,053
Provision for loan losses	(4,917)	—	—	(4,917)
Non-interest income	36,686	9,043	(245)	45,484
Non-interest expense	(71,524)	(1,898)	245	(73,177)

Segments profits and losses before income taxes	11,159	2,284	—	13,443
Provision for income taxes	(754)	(961)	—	(1,715)

Segment net income	$10,405	$1,323	$—	$11,728

Total assets	$6,272,061	$806,153	$(583,167)	$6,495,047

2006
Net interest income (expense)	$55,257	$(4,798)	$—	$50,459
Recovery from loan losses	20	—	—	20
Non-interest income	34,960	2,673	(10)	37,623
Non-interest expense	(72,260)	(1,840)	10	(74,090)

Segments profits and losses before income taxes	17,977	(3,965)	—	14,012
(Provision) benefit for income taxes	(5,271)	1,702	—	(3,569)

Segment net income (loss)	$12,706	$(2,263)	$—	$10,443

Total assets	$6,048,927	$787,662	$(433,700)	$6,402,889

			Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended:	BankAtlantic	Company	Entries	Total
2007
Net interest income (expense)	$102,984	$(9,785)	$—	$93,199
Provision for loan losses	(12,378)	—	—	(12,378)
Non-interest income	71,733	10,959	(456)	82,236
Non-interest expense	(150,294)	(2,832)	456	(152,670)

Segments profits and losses before income taxes	12,045	(1,658)	—	10,387
(Provision) benefit for income taxes	(1,001)	138	—	(863)

Segment net income (loss)	$11,044	$(1,520)	$—	$9,524

2006
Net interest income (expense)	$110,396	$(9,416)	$—	$100,980
Provision for loan losses	(143)	—	—	(143)
Non-interest income	61,967	6,036	(20)	67,983
Non-interest expense	(140,058)	(3,800)	20	(143,838)

Segments profits and losses before income taxes	32,162	(7,180)	—	24,982
Provision for income taxes	(9,293)	2,776	—	(6,517)

Segment net income (loss)	$22,869	$(4,404)	$—	$18,465

BankAtlantic Bancorp, Inc. and Subsidiaries
9. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2007	2006
Commitments to sell fixed rate residential loans	$26,496	30,696
Commitments to sell variable rate residential loans	2,680	2,921
Commitments to sell commercial loans	3,100	—
Commitments to purchase fixed rate residential loans	20,500	—
Commitments to purchase variable rate residential loans	92,869	12,000
Commitments to purchase commercial loans	10,000	57,525
Commitments to originate loans held for sale	23,745	26,346
Commitments to originate loans held to maturity	309,592	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,045,796	890,036
Commitments to purchase branch facilities land	6,260	11,180
Standby letters of credit	50,766	67,831
Commercial lines of credit	96,932	86,992
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $40.6 million at June 30, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $10.2 million at June 30, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2007 and December 31, 2006 was $275,000 and $44,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006 (in thousands, except share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Numerator:
Income from continuing operations	$11,728	$10,443	$9,524	$18,465
Discontinued operations	(108)	(2,367)	7,812	(3,932)

Net income	$11,620	$8,076	$17,336	$14,533

Denominator:
Basic weighted average number of common shares outstanding	59,189,556	61,324,163	59,908,285	61,165,666

Basic earnings (loss) per share from:
Continuing operations	$0.20	$0.17	$0.16	$0.30
Discontinued operations	—	(0.04)	0.13	(0.06)

Basic earnings per share	$0.20	$0.13	$0.29	$0.24

Diluted earnings per share Numerator:
Income from continuing operations	$11,728	$10,443	$9,524	$18,465
Discontinued operations	(108)	(2,367)	7,812	(3,932)

Net income	$11,620	$8,076	$17,336	$14,533

Denominator:
Basic weighted average number of common shares outstanding	59,189,556	61,324,163	59,908,285	61,165,666
Stock-based compensation	739,682	1,495,707	1,013,282	1,626,012

Diluted weighted average shares Outstanding	59,929,238	62,819,870	60,921,567	62,791,678

Diluted earnings (loss) per share from:
Continuing operations	$0.20	$0.17	$0.16	$0.29
Discontinued operations	(0.01)	(0.04)	0.12	(0.06)

Diluted earnings per share	$0.19	$0.13	$0.28	$0.23

Cash dividends per share:
Class A share	$0.041	$0.038	$0.082	$0.076

Class B share	$0.041	$0.038	$0.082	$0.076

     During the three and six months ended June 30, 2007 and 2006, 2,267,973 and 1,559,771, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company expects to implement the Statement as of January 1, 2008 and management does not believe that the adoption of SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder Land Loans”) and conditions specifically in that market sector; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expense discipline initiatives; BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Additionally, we acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight

BankAtlantic Bancorp, Inc. and Subsidiaries
accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Accounting for Uncertain Tax Positions
     The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations.
Consolidated Results of Operations
     Income (loss) from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended June 30,
(in thousands)	2007	2006	Change
BankAtlantic	$10,405	$12,706	$(2,301)
Parent Company	1,323	(2,263)	3,586

Segment net income	$11,728	$10,443	$1,285

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Segment net income increased 12% primarily as a result of a $5.3 million after tax gain from the appreciation of Stifel warrants at the Parent Company. The decline in BankAtlantic’s earnings was the result of lower net interest income and an increase in the provision for loan losses, each of which reflects current economic conditions impacting us and financial institutions generally. BankAtlantic had a provision for loan losses of $4.9 million during the 2007 quarter compared to no provision in the 2006 quarter. This increase primarily resulted from higher loan loss reserves associated with residential land acquisition and development loans based upon the continued weakness in the residential real estate market. BankAtlantic’s net interest income declined by $4.4 million reflecting an increase in cost of funds due to growth in higher cost deposit products, lower levels of higher yielding earning assets and higher short-term interest rates. However, BankAtlantic’s earnings were favorably impacted by the continued growth in fee income attributed to an increase in the number of transaction accounts largely resulting from its store expansion program. Additionally, BankAtlantic’s non-interest expenses during the 2007 period were slightly lower than 2006 reflecting lower advertising expenditures, the March 2007 reduction in workforce and management’s efforts to control general corporate expenses.

	For the Six Months Ended June 30,
(in thousands)	2007	2006	Change
BankAtlantic	$11,044	$22,869	$(11,825)
Parent Company	(1,520)	(4,404)	2,884

Segment net income	$9,524	$18,465	$(8,941)

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Segment net income decreased 48% primarily due to lower earnings from BankAtlantic. This decline in BankAtlantic’s earnings primarily resulted from the items discussed above as well as higher expenses associated with BankAtlantic’s store expansion initiatives and $2.6 million of costs related to the reduction in personnel during the first quarter of 2007. BankAtlantic’s provision for loan losses increased $12.2 million and its net interest income declined by $7.4 million. Non-interest expenses increased $10.2 million primarily resulting from higher compensation and occupancy costs associated with operating a larger organization. The improvement in the Parent Company’s earnings resulted from a $4.2 million after tax unrealized gain relating to the appreciation of warrants to acquire Stifel common stock received as a part of the Ryan Beck merger consideration.
BankAtlantic Results of Operations
     Net interest income

	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2007				June 30, 2006
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,677,890	79,913		6.83	$4,478,846	75,764		6.77
Investments — tax exempt	398,435	5,846	(1)	5.87	398,404	5,817	(1)	5.84
Investments — taxable	614,163	9,506		6.19	583,026	8,197		5.62

Total interest earning assets	5,690,488	95,265		6.70%	5,460,276	89,778		6.58%

Goodwill and core deposit intangibles	76,784				78,301
Other non-interest earning assets	436,982				366,784

Total Assets	$6,204,254				$5,905,361

Deposits:
Savings	$605,940	3,401		2.25%	$364,946	523		0.57%
NOW	782,018	1,749		0.90	764,738	1,023		0.54
Money market	677,545	4,789		2.84	765,805	3,974		2.08
Certificates of deposit	993,458	11,535		4.66	844,318	8,331		3.96

Total interest bearing deposits	3,058,961	21,474		2.82	2,739,807	13,851		2.03

Short-term borrowed funds	157,230	2,091		5.33	402,390	5,001		4.98
Advances from FHLB	1,344,855	18,102		5.40	1,010,459	13,007		5.16
Long-term debt	29,373	638		8.71	36,665	916		10.02

Total interest bearing liabilities	4,590,419	42,305		3.70	4,189,321	32,775		3.14
Demand deposits	989,434				1,109,361
Non-interest bearing other liabilities	50,800				51,442

Total Liabilities	5,630,653				5,350,124
Stockholder’s equity	573,601				555,237

Total liabilities and stockholder’s equity	$6,204,254				$5,905,361

Net tax equivalent interest income/ net interest spread		$52,960		3.00%		$57,003		3.44%

Tax equivalent adjustment		(2,046)				(2,035)
Capitalized interest from real estate operations		—				289

Net interest income		$50,914				$55,257

Margin
Interest income/interest earning assets				6.70%				6.58%
Interest expense/interest earning assets				2.98				2.41

Net interest margin (tax equivalent)				3.72%				4.17%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
     The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets reflecting a high short term interest rate environment with a flat yield curve. Interest bearing liability costs increased 56 basis points while interest earning asset yields increased by 12 basis points. The increase in interest bearing liability interest rates reflects higher rates on deposits and other borrowings. The higher interest bearing deposit rates reflect growth in our high yield savings account balances, and the gradual increase in certificate of deposit and money market rates resulting from the continued high short-term rate environment. The balance of high yield savings accounts was $299 million at June 30, 2007. There were no high yield savings account balances at June 30, 2006. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest rates. The growth in earning asset yields resulted from higher yields for all categories of loans; however, the mix of the loan portfolio changed with fewer higher yielding commercial loans and greater lower yielding residential loans. The increase in taxable investment yields reflects purchases of agency securities with higher yields than the existing portfolio as well as higher yields on adjustable rate agency securities attributed to higher short-term interest rates. The yields on earning assets were unfavorably impacted by a $16.5 million increase in non-accrual loans at June 30, 2007 compared to June 30, 2006.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $168.2 million, $88.7 million and $39.8 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $95.9 million decline in average commercial real estate loan balances primarily resulting from the slow-down in the real estate market in Florida. The higher taxable investment average balance reflects purchases of mortgage-backed securities during the 2007 quarter.
     BankAtlantic’s increase in average interest bearing liabilities primarily resulted from growth in deposits and advances from the FHLB. The deposit growth was concentrated in high yield savings accounts and certificate of deposits. The higher FHLB advance borrowings were used to fund asset growth and to reduce other borrowings.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet — Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2007				June 30, 2006
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/	Yield/
	Balance	Expense		Rate	Balance	Expense	Rate
Total loans	$4,664,280	159,501		6.84	$4,544,088	151,151	6.65
Investments — tax exempt	397,410	11,648	(1)	5.86	395,796	11,548	5.84
Investments — taxable	616,873	19,202		6.23	585,535	16,430	5.61

Total interest earning assets	5,678,563	190,351		6.70%	5,525,419	179,129	6.48%

Goodwill and core deposit intangibles	76,960				78,496
Other non-interest earning assets	431,552				361,343

Total Assets	$6,187,075				$5,965,258

Deposits:
Savings	$567,899	5,971		2.12%	$348,125	836	0.48%
NOW	776,548	3,261		0.85	762,590	1,957	0.52
Money market	664,039	8,727		2.65	797,576	7,958	2.01
Certificates of deposit	977,674	22,517		4.64	844,093	15,855	3.79

Total deposits	2,986,160	40,476		2.73	2,752,384	26,606	1.95

Short-term borrowed funds	180,478	4,723		5.28	324,292	7,644	4.75
Advances from FHLB	1,374,900	36,826		5.40	1,087,141	27,146	5.04
Secured borrowings	—	—		0.00	62,301	2,401	7.71
Long-term debt	29,503	1,265		8.65	37,238	1,664	9.01

Total interest bearing liabilities	4,571,041	83,290		3.67	4,263,356	65,461	3.10
Demand deposits	989,490				1,087,755
Non-interest bearing other liabilities	53,495				60,831

Total Liabilities	5,614,026				5,411,942
Stockholder’s equity	573,049				553,316

Total liabilities and stockholder’s equity	$6,187,075				$5,965,258

Net interest income/net interest spread		$107,061		3.03%		$113,668	3.39%

Tax equivalent adjustment		(4,077)				(4,042)
Capitalized interest from real estate operations		—				769

Net interest income		$102,984				$110,395

Margin
Interest income/interest earning assets				6.70%			6.48%
Interest expense/interest earning assets				2.96			2.39

Net interest margin				3.74%			4.09%

Net interest margin (tax equivalent) excluding secured borrowings				3.74%			4.14%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The decline in net interest income for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2007.
Provision for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Balance, beginning of period	$50,373	$41,889	$43,602	$41,192
Loans charged-off	(1,797)	(350)	(2,924)	(716)
Recoveries of loans previously charged-off	1,261	493	1,698	1,393

Net (charge-offs) recoveries	(536)	143	(1,226)	677
Provision for (recovery from) loan losses	4,917	(20)	12,378	143

Balance, end of period	$54,754	$42,012	$54,754	$42,012

     The $4.9 million provision for loan losses during the three months ended June 30, 2007 was primarily the result of a $4.0 million increase in the qualitative component of the allowance for loan losses associated with residential land acquisition and development loans. Additionally, the qualitative reserves for home equity and small business loans were each increased by $150,000 during the 2007 quarter primarily resulting from unfavorable delinquency trends. The increase in the qualitative component of residential land and development loans was primarily based on the continued unfavorable economic conditions in the residential real estate market during the quarter. The higher loan charge-offs experienced during the 2007 quarter were mainly in home equity and small business loans. We have also experienced a trend of increasing home equity loan portfolio delinquencies over the last three months. The property values of certain homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends. Home equity and small business net charge-offs increased by $722,000 and $807,000, respectively, during the 2007 quarter compared to the 2006 quarter. Net charge-offs for the quarter were favorably impacted by $1.1 million in recoveries from commercial business loan charged off in prior periods.
     The $12.4 million provision for loan losses during the six months ended June 30, 2007 was primarily the result of the items discussed above as well as a $5.7 million specific reserve associated with a residential land acquisition and development loan. Home equity and small business net charge-offs increased by $1.2 million and $1.1 million, respectively, during the 2007 six month period compared to the comparable 2006 period.
     Conditions in the residential real estate market nationally and in Florida in particular continued to deteriorate during the six months of 2007. New home sales and applications for building permits fell significantly from peak levels during 2005 and inventories of unsold homes have significantly increased. The Bank’s commercial real estate loan portfolio consists of several sub-categories of loans, each with differing collateral and different levels of risk. The “builder land loan” segment, at approximately $135 million, consists of twelve land loans to borrowers who have or had option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options. If the lots are not acquired as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan with the likely result being an increase in nonperforming loans and loan losses in this category.
     The “builder land loan” segment discussed above is part of BankAtlantic’s total commercial real estate acquisition and development portfolio of approximately $537.0 million as of June 30, 2007. The loans other than the “builder land loans” in this category are generally secured by residential and commercial real estate which will be fully developed by the borrower or sold to third parties. These loans generally involve property with a longer investment and development horizon and are guaranteed by the borrower or individuals and/or secured by additional collateral such that it is expected that the borrower will have the ability to service the debt under current conditions for a longer period of time. Accordingly, management considers these other loans to be of relatively lower risk than the “builder land loans”.
     Market conditions may result in BankAtlantic’s borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances. While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, a prolonged decline in the residential real estate market and collateral values are likely to result in higher credit losses in these loans.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,
	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$711	$632
Loans	21,806	4,436

Total non-accrual	22,517	5,068

Repossessed assets:
Real estate owned	23,886	21,747

Total nonperforming assets, net	$46,403	$26,815

Allowances
Allowance for loan losses	$54,754	$43,602
Allowance for tax certificate loses	3,829	3,699

Total allowances	$58,583	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$164	$—
Performing impaired loans	4,596	163
Restructured loans	3,588	—

TOTAL POTENTIAL PROBLEM LOANS	$8,348	$163

     Non-accrual loans increased $17.4 million from December 31, 2006. The majority of the increase relates to two residential land acquisition and development loans in our commercial real estate portfolio with an aggregate outstanding balance of $15.6 million. In view of market conditions, management anticipates we may experience further deterioration in this segment of our loan portfolio as the market attempts to absorb an oversupply of available lot inventory in the face of the deteriorating residential real estate market discussed above. The remainder of the increase in non-accrual loans consists primarily of higher home equity and small business non-performing loan balances. BankAtlantic has experienced increasing delinquency trends in these loan products over the past several periods.
     Non-accrual residential 1-4 family loans were $2.7 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively. During the quarter ended June 30, 2007, BankAtlantic did not experience unfavorable trends in delinquencies or foreclosures in this portfolio. The purchased portfolio includes no sub-prime or negative amortizing loans, and over 90% of the portfolio is distributed geographically outside of the state of Florida. The average FICO score in this portfolio was 741 at the time of origination, and the average original loan-to-value of the portfolio was 69%. Quarter-end delinquencies, including non-accrual loans, were 0.39% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months was less than 0.01% of average loan balances.
     The increase in real estate owned primarily resulted from land improvement expenditures associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.
     Performing impaired loans consisted of $4.6 million of commercial real estate loans where information known about the potential credit issues of the borrowers caused management to have doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans may be classified as non-performing assets in subsequent periods upon receipt of additional information.
     During the three months ended June 30, 2007, BankAtlantic modified the terms of $2.9 million of commercial loans to one borrower and a $700,000 non-residential commercial real estate loan. The terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest of these loans based on the modified loan terms.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Service charges on deposits	$25,808	$21,274	$4,534	$50,403	$40,373	$10,030
Other service charges and fees	7,524	7,353	171	14,557	13,575	982
Securities activities, net	212	458	(246)	833	457	376
Other	3,140	5,875	(2,735)	5,938	7,563	(1,625)

Non-interest income	$36,684	$34,960	$1,724	$71,731	$61,968	$9,763

     The higher revenue from service charges on deposits during the 2007 periods compared to the same 2006 periods consist primarily of higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of core deposit accounts, a 7% increase in the amount charged for overdrafts beginning July, 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 60,000 and 140,000 new core deposit accounts during the three months and six months ended June 30, 2007 compared to 58,000 and 135,000 during the same 2006 periods, respectively.
     The higher other service charges and fees during the three and six months ended June 30, 2007 compared to the same 2006 periods was primarily due to a 16% and 18% increase in interchange and surcharge income. The higher interchange and surcharge income was primarily due to the increase in the number of ATM and check cards outstanding associated with the increase in new core deposit accounts. The increase in service card fees was partially offset by an elimination of check card annual fees during the three and six months ended June 30, 2007 compared to the same 2006 periods as BankAtlantic discontinued the fee as of January 1, 2007 in response to competitive market conditions.
     Securities activities, net during the three months ended June 30, 2007 represented sales of agency securities available for sale. Securities activities, net during the three and six months ended June 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the six months ended June 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Included in other income during the three and six months ended June 30, 2006 was a $1.8 million gain on the sale of properties and equipment compared to a loss of $42,000 and $195,000, respectively, for the same periods of 2007. Also included in other income during three and six months ended June 30, 2006 was $1.1 million and $1.5 million, respectively, of gains associated with debt redemptions. There were no debt redemption gains during the three and six months ended June 30, 2007. Other income during the six months ended June 30, 2006 was unfavorably impacted by a $1.0 million loss from the activities associated with a real estate development. The loss during the 2006 quarter resulted from higher development and capitalized interest costs associated with units sold. The real estate development activities during the six months ended June 30, 2007 resulted in a $12,000 loss.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$36,628	$36,529	$99	$77,292	$70,878	$6,414
Occupancy and equipment	15,923	13,424	2,499	31,865	26,034	5,831
Advertising and promotion	4,079	7,205	(3,126)	9,867	15,729	(5,862)
Professional fees	1,233	2,109	(876)	2,853	4,320	(1,467)
Check losses	2,731	1,875	856	4,588	3,121	1,467
Supplies and postage	1,629	1,728	(99)	3,479	3,382	97
Telecommunication	1,548	1,155	393	2,927	2,306	621
One-time termination benefits	—	—	—	2,553	—	2,553
Impairment of real estate held for development and sale	1,056	—	1056	1,056	—	1,056
Other	6,695	8,236	(1,541)	13,812	14,290	(478)

Non-interest expense	$71,522	$72,261	$(739)	$150,292	$140,060	$10,232

     In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%. The reduction in the workforce reduced compensation expense to June 2006 levels and reduced the number of full time equivalent employees from 2,638 at June 30, 2006 to 2,517 at June 30, 2007. Employee benefits continued to increase during the three months ended June 30, 2007; however, this increase was offset by lower employee profit sharing and bonus incentives.
     The increase in compensation expense during the six months ended June 30, 2007 compared to 2006 resulted primarily from BankAtlantic’s store expansion initiatives as BankAtlantic opened 19 new stores since January 2006. Also contributing to the increase in compensation and benefits expense was $1.1 million of higher health insurance benefits.
     The significant increase in occupancy and equipment for the three months ended June 30, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a consequence of these growth and expansion initiatives, BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased by $2.6 million during the three months ended June 30, 2007 compared to the same 2006 period. The increase for the six month period ended June 30, 2007 compared to the same 2006 period was $5.6 million. Facilities rental expense increased from $2.4 million during the three months ended June 30, 2006 to $3.3 million for the same 2007 period, an increase of 38%. Facilities rental expense increased from $4.3 million during the six months ended June 30, 2006 to $6.4 million for the same 2007 period, an increase of 51%. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for expanded back-office facilities.
     During the fourth quarter of 2006, management made a decision to take steps to reduce advertising expenses to 2005 levels. Reflecting that decision, advertising expense during the 2007 second quarter decreased 43% from the prior year’s quarter and decreased 37% during the 2007 six month period compared to the 2006 six month period.
     Professional fees declined from 2006 levels reflecting lower consulting and legal costs. BankAtlantic incurred higher professional fees during 2006 in connection with entering into a deferred prosecution agreement with the Department of Justice and a cease and desist order with the OTS in April 2006.
     BankAtlantic experienced an increase in check losses for the 2007 quarter and six month period compared to the same 2006 periods primarily due to an increase in the number of core deposit accounts and the volume of checking account overdrafts.
     The higher telecommunication costs for the three and six months ended June 30, 2007 primarily resulted from the opening of a new customer service center in Central Florida during the second quarter of 2006.
     The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings of the workforce

BankAtlantic Bancorp, Inc. and Subsidiaries
reduction is approximately $10 million and a portion of these savings were realized during the second quarter of 2007. However, the costs associated with additional new stores planned to open during the third and fourth quarter of 2007 are anticipated to result in a net increase in expenses compared to prior periods. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
     In July 2007, BankAtlantic accepted an offer from an unrelated developer to sell the developed and undeveloped lots associated with a real estate development owned by BankAtlantic as a result of its acquisition of Community Savings Bankshares, Inc. in March 2002. However, BankAtlantic has not entered into a definitive contract and there is no assurance that the sale will be completed. The offer price was lower than the carrying amount of the real estate inventory resulted in BankAtlantic recognizing a real estate inventory impairment write-down of $1.1 million. If this transaction is consummated the buyer will become the developer of the project and responsible for on-going obligations of the development. BankAtlantic will maintain ownership of nine single family homes and four condominium units. These units are currently being marketed through real estate brokers.
     Other expense during the 2006 three and six month periods was impacted by a $1.0 million loss on the early redemption of FHLB advances.
BankAtlantic’s Provision for Income Taxes

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Income before income taxes	$11,159	$17,976	$(6,817)	$12,045	$32,159	$(20,114)
Provision for income taxes	754	5,272	(4,518)	1,001	9,293	(8,292)

BankAtlantic net income	$10,405	$12,704	$(2,299)	$11,044	$22,866	$(11,822)

Effective tax rate	6.76%	29.33%	-22.57%	8.31%	28.90%	-20.59%

     The lower effective tax rate during the three and six months ended June 30, 2007 compared to the same 2006 periods resulted from a significant increase in the ratio of projected tax exempt income to total earnings for the year.
Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
Net interest income (expense)	$(4,861)	$(4,798)	$(63)	$(9,785)	$(9,416)	$(369)

Non-interest income	9,043	2,673	6,370	10,959	6,036	4,923
Non-interest expense	1,898	1,840	58	2,832	3,800	(968)

Income (loss) before income taxes	2,284	(3,965)	6,249	(1,658)	(7,180)	5,522
Income tax expense (benefit)	961	(1,702)	2,663	(138)	(2,776)	2,638

Parent company (loss)	$1,323	$(2,263)	$3,586	$(1,520)	$(4,404)	$2,884

     The Company’s junior subordinated debentures and other borrowings average balances were $264.1 million during the three months ended June 30, 2007 compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.28% during the three months ended June 30, 2006 to 8.33% during the same 2007 period. During the six months ended June 30, 2007 average junior subordinated debentures and other borrowings average balances were $263.7 million compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.11% during the six months ended June 30, 2006 to 8.33% during the same 2007 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in non-interest income for the three and six months ended June 30, 2007 compared to the same 2006 periods was a result of unrealized gains of $6.1 million and $4.6 million, respectively, associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Also included in non-interest income during the three and six months ended June 30, 2007 was $2.5 million and $5.0 million, respectively, of gains on securities activities in managed fund investments compared to $2.4 million and $4.9 million during the comparable 2006 periods.
     The decrease in non-interest expense for the three months ended June 30, 2007 compared to the same 2006 period was due to a $200,000 allocation of compensation costs to BankAtlantic. The decrease in non-interest expense for the six months ended June 30, 2007 compared to the same 2006 period primarily resulted from lower incentive compensation costs.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at June 30, 2007 and December 31, 2006 were $6.5 billion. Significant changes in components of total assets from December 31, 2006 to June 30, 2007 are summarized below:
•	Increase in cash and cash equivalents resulting from the Parent Company’s issuance of $25 million of junior subordinated debentures and temporarily investing the funds in short term investments;

•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of Parent Company equity investment securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Increase in tax certificate balances primarily due to purchases of Florida tax certificates;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Increase in loan receivable balances associated with higher purchased residential, small business and home equity loan balances partially offset by lower commercial real estate loan balances;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.
     The Company’s total liabilities at June 30, 2007 and December 31, 2006 were $6.0 billion. Significant changes in components of total liabilities from December 31, 2006 to June 30, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a competitive interest rate environment;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Decrease in FHLB advances and short term borrowings due to deposit growth;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $25 million of junior subordinated debentures; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures is approximately $22.8 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.7 million. During the six months ended June 30, 2007, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In June 2007, the Company participated in a pooled trust preferred securities offering in which the Company received $25 million of net cash proceeds from the offering. The junior subordinated debentures issued by the Company in connection with the offering bear interest at three month LIBOR plus 145 basis points, mature in June 2037 and are redeemable five years from the issuance date. The Company intends to use the proceeds from the offering for general corporate purposes, including funding of BankAtlantic’s store expansion initiatives, redeeming higher rate junior subordinated debentures and funding its stock buyback program.
     As consideration for the merger of Ryan Beck with Stifel, the Company received 2,377,354 shares of Stifel common stock and warrants to acquire approximately 481,724 shares of Stifel common stock at $36.00 per share. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes.
     The Company has invested $47.6 million in equity securities with a money manager. The equity securities had a fair value of $58.8 million as of June 30, 2007. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, repurchase and retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although we may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the six months ended June 30, 2007, the Company repurchased and retired 3,370,274 shares of Class A common stock at an aggregate purchase price of $36.4 million.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of June 30, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $833.9 million at June 30, 2007. BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $108 million was outstanding as of June 30, 2007. BankAtlantic has also established a $6.8 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at June 30, 2007, $2.7 million of short-term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At June 30, 2007, BankAtlantic had $14.9 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2007 were $333 million and $123 million, respectively, compared to $350 million and $145 million, respectively, at June 30, 2006. At June 30, 2007, total loan commitments represented approximately 7.2% of net loans receivable.
     At June 30, 2007, BankAtlantic had investments and mortgage-backed securities of approximately $85.7 million pledged against securities sold under agreements to repurchase, $70.5 million pledged against public deposits, $55.1 million pledged against the Federal Reserve Investment program and $1.5 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 23 stores since January 2005. At June 30, 2007, BankAtlantic had $6.3 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 in connection with the 2007 store expansion initiatives are expected to be approximately $27.2 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $2.2 million which may be funded through capital contributions from BankAtlantic Bancorp or from BankAtlantic’s operations.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At June 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2007:
Total risk-based capital	$536,918	12.34%	8.00%	10.00%
Tier 1 risk-based capital	$462,185	10.62%	4.00%	6.00%
Tangible capital	$462,185	7.48%	1.50%	1.50%
Core capital	$462,185	7.48%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off Balance Sheet Arrangements — Contractual Obligations as of June 30, 2007

(in thousands)	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,000,278	$855,109	$111,093	$33,964	$112
Long-term debt	318,437	—	—	—	318,437
Advances from FHLB (1)	1,397,051	1,365,051	—	32,000	—
Operating lease obligations	147,515	9,616	21,219	17,319	99,361
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	33,694	12,494	8,400	6,400	6,400

Total contractual cash obligations	$2,911,311	$2,243,208	$142,932	$92,531	$432,640

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
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three and six months ended June 30, 2007, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
     Included in the Company’s Consolidated Statement of Financial Condition at June 30, 2007 were $63.9 million of publicly traded equity securities and $11.5 million of privately held equity securities that subjects it to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions and the results of operation and financial condition of the companies within the portfolio. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in the Company’s Consolidated Statement of Financial Condition at June 30, 2007 was $118.6 million investment in Stifel equity securities received in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.
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
Item 1A. Risk Factors
     Except as set forth herein, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs (1)	Programs
April 1, 2007 through April 30, 2007	—	$—	—	—
May 1, 2007 through May 31, 2007	1,023,900	9.75	1,023,900	3,091,626
June 1, 2007 through June 30, 2007	1,021,600	9.08	1,021,600	2,070,026

Total	2,045,500	$9.41	2,045,500	2,070,026

(1)	On May 2, 2006, the Company’s Board of Directors approved the repurchase of up to 6 million shares of Class A common stock through a Share Repurchase Program. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 15, 2007. At the meeting the holders of the Company’s Class A and Class B common stock voting together as a single class elected the following four Directors to a three year term by the following votes:

Director	For	Withheld
Steven M. Coldren	99,394,733	2,239,812
Mary E. Ginestra	99,507,647	2,126,898
Willis N. Holcombe	100,623,504	1,011,041
Jarett S. Levan	98,952,690	2,681,855
Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
August 9, 2007	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/ Chairman of the Board

August 9, 2007	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer